Form 10-K/A
period 1994-12-31
CHURCHILL DOWNS INC
filed 1995-04-27
CIK 20212

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994

                                       or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _______________ to_______________

                         Commission File Number 0-1469

                          CHURCHILL DOWNS INCORPORATED
                           (Exact name of Registrant
                          as specified in its charter)

KENTUCKY                                                           61-0156015
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

                 700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY 40208
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code: 502/636-4400

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 27, 1995, the estimated  aggregate market value of the shares of the
Registrant's   Common  Stock  held  by  non-affiliates  of  the  Registrant  was approximately $113,000,000.

As of March 27, 1995, 3,783,318 shares of the Registrant's Common Stock were outstanding.



                  This Report consists of 22 consecutively numbered pages.

                  The date of this Report is April 27, 1995.

                                    CONTENTS


                                                                     PAGE



                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT                                        3

ITEM 11.          EXECUTIVE COMPENSATION                              9

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT                            19

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS                                     20

                                    PART III

                             ITEM 10. DIRECTORS AND
                      EXECUTIVE OFFICERS OF THE REGISTRANT



                  The following table sets forth information relating to the Class I, Class II and Class III directors of the Company, the Directors Emeriti and nominees for election as directors who are not currently directors of the Company, and the beneficial ownership of Common Stock by such directors and nominees.

                                                                                   Common Stock of the Company
                                                                                     Beneficially Owned as of
                                                                                        APRIL 1, 1995 (3)(4)
           Name, Age and                   Principal Occupation (1) and
      POSITIONS WITH COMPANY                CERTAIN DIRECTORSHIPS (2)                    AMOUNT      % OF CLASS


                                         CLASS I - TERMS EXPIRING IN 1997

William S. Farish                    President, W.S. Farish & Company (Trust            25,280(5)        .7%
56                                   management company) and Owner, Lane's
Director since 1985; Chairman        End Farm; Director, Breeder's Cup
since 1992                           Limited and Keeneland Association,
                                     Incorporated; Vice Chairman and Steward
                                     of Jockey Club; Advisory Director,
                                     Galveston-Houston Company, Inc. and
                                     Post Oak Bank; President, Ephraim
                                     McDowell Cancer Research Foundation

Daniel M. Galbreath                  Chairman and Chief Executive Officer,             122,150          3.2%
66                                   The Galbreath Company (Realtor and
Director since 1979                  builder); Director, Breeder's Cup
                                     Limited, Keeneland Association,
                                     Incorporated and BCF Management, Inc.;
                                     General Partner of Bordon Chemicals &
                                     Plastics, Limited Partnership; Owner,
                                     Darby Dan Farms

Arthur B. Modell                     President and Director, Cleveland                   1,000           *
69                                   Browns Football Company, Inc.
Director since 1985                  (Professional football team); Board of
                                     Trustees and President, Cleveland
                                     Clinic Foundation; Director, Lake Erie
                                     Radio Co.





                                        CLASS II - TERMS EXPIRING IN 1995

Catesby W. Clay                      Chairman, Kentucky River Coal                    46,630(5)         1.2%
71                                   Corporation (Coal land lessor);
Director since 1953                  President, Runnymede Farm, Inc.
                                     (Thoroughbred breeding); Director,
                                     National Council of Coal Lessors
                                     (Executive Committee), Kentucky Coal
                                     Association, University of Kentucky
                                     Mining Engineering Foundation; Director
                                     and President, Foundation for Drug-Free
                                     Youth

J. David Grissom                     Chairman, Mayfair Capital (Private               10,050(5)          .3%
56                                   investment firm); Chairman and Chief
Director since 1979                  Executive Officer, PNC Bank, Kentucky,
                                     Inc. and Vice Chairman, PNC Financial
                                     Corp. (until April, 1989); Director,
                                     Transco Energy Company, Providian
                                     Corporation, Columbia/HCA Healthcare
                                     Corporation, LG&E Energy Corporation,
                                     Regal Cinemas, Inc. and Sphere Drake
                                     Holdings Limited; Chairman, Centre
                                     College Board of Trustees

Seth W. Hancock                      Partner and Manager, Claiborne Farm and         142,825(5)         3.8%
45                                   President, Hancock Farms, Inc.
Director since 1973                  (Thoroughbred breeding and farming);
                                     Vice President and Director, Clay Ward
                                     Agency, Inc. (Equine insurance);
                                     Director, Hopewell Company and
                                     Keeneland Association, Incorporated and
                                     Breeder's Cup Limited (Executive
                                     Committee)

Frank B. Hower, Jr.                  Retired; Former Chairman, Liberty                  1,040(5)         *
66                                   National Bancorp, Inc. (Bank holding
Director since 1979                  company) and Liberty National Bank &
                                     Trust Company of Louisville (until
                                     February, 1990); Director, Liberty
                                     National Bancorp, Inc., American Life
                                     and Accident Insurance Company, The
                                     Associated Group, Regional Airport
                                     Authority of Louisville and Jefferson
                                     County and Kentucky Historical Society;
                                     Member, Board of Trustees, Centre
                                     College, J. Graham Brown Foundation and
                                     University of Louisville


                                        CLASS III - TERMS EXPIRING IN 1996

Charles W. Bidwill, Jr.              President and General Manager, National         221,259(5)         5.8%
66                                   Jockey Club (Operator of Sportsman's
Director since 1982                  Park Racetrack); Director, Orange Park
                                     Kennel Club, Associated Outdoor Clubs
                                     (Tampa Greyhound Track), Bayard
                                     Raceways and Caterers of North Florida,
                                     Jacksonville Kennel Club, Big Shoulders
                                     Fund, Archdiocese of Chicago, Link
                                     Unlimited

Carl F. Pollard                      Owner, Hermitage Farm beginning in 1994          73,040(5)         1.9%
56                                   (Thoroughbred breeding); Director and
Director since 1985                  Chairman of the Executive Committee,
                                     Columbia/HCA Healthcare Corporation;
                                     Former Chairman of the Board, Columbia
                                     Healthcare Corporation; President and
                                     Chief Operating Officer (1991-March
                                     1993) and Senior Executive Vice
                                     President (1984-1991), Humana Inc.
                                     (Hospitals and health services);
                                     Director, National City Bank, Kentucky
                                     and Vestar, Inc.; President and
                                     Director, Kentucky Derby Museum
                                     Corporation

Darrell R. Wells (6)                 General Partner, Security Management            232,930(5)         6.2%
51                                   Company (Investments); Director, First
Director since 1985                  Security Trust Company, Shelby County
                                     Trust Bank, Commonwealth Bancshares,
                                     Citizens Financial Corporation,
                                     Commonwealth Bank & Trust Company and
                                     Jundt Growth Fund

                                               DIRECTORS EMERITI (7)

Louis J. Herrmann, Jr.               Owner, Louis Herrmann Auto Consultant            50,265(5)         1.3%
75                                   Incorporated (Automobile sales);
Director since 1968; Secretary-      Director, Kentucky Mutual Life
Treasurer from 1985 to 1986;         Insurance Company
Director Emeritus since 1994

John W. Barr, III                    Retired; Former Chairman, National City           2,000(5)          .1%
74                                   Bank, Kentucky (Bank holding company);
Director from 1979 to 1993;          Director, Kitchen Kompact Company;
Director Emeritus since 1993         Director, Speed Museum, Cave Hill
                                     Cemetery, Boy Scouts and American
                                     Printing House for the Blind

Stanley F. Hugenberg, Jr.            President, Jackantom Sales Company                3,670(5)          .1%
77                                   (Manufacturers' representative);
Director from 1982 to 1992;          Member, Board of Trustees, J. Graham
Director Emeritus since 1992         Brown Foundation; Director, Kentucky
                                     Derby Museum Corporation

William T. Young                     Chairman, W.T. Young, Inc. (Warehousing         114,660(5)         3.0%
77                                   and thoroughbred horses); Director,
Director from 1985 to 1992;          Columbia/HCA Healthcare Corporation
Director Emeritus since 1992

Y. Peyton Wells, Jr. (6)             Retired; Former President and Director,           17,650            .5%
84                                   Shelby County Trust Bank
Director from 1967 to 1985;
Vice President from 1980 to 1985;
Director Emeritus ince 1985


                                        NOMINEES FOR ELECTION AS DIRECTORS
                                            NOT CURRENTLY DIRECTORS
                                        CLASS I - TERM EXPIRING IN 1997

G. Watts Humphrey, Jr.               President, GWH Holdings (Private                    -0-             *
50                                   investment company); Chief Executive
Nominee for Director                 Officer, The Conair Group, Inc.,
                                     Metaltech, Nextech and Smith-Steelite;
                                     Deputy Chairman - Fourth District,
                                     Federal Reserve Bank Board of
                                     Cleveland; Chairman, The Society of
                                     Plastics Industry, Inc. and The
                                     Blood-Horse, Inc.; Director, Keeneland
                                     Association, Incorporated

                                         CLASS II - TERM EXPIRING IN 1998

W. Bruce Lunsford                    Chairman, President and Chief Executive        100,030(5)         2.6%
47                                   Officer, Vencor, Inc. (Intensive care
Nominee for Director                 hospitals and nursing homes); Director,
                                     ResCare, Inc., National City Bank,
                                     Kentucky (Executive Committee),
                                     Kentucky Economic Development
                                     Corporation and Kentucky Country Day
                                     School; Member, Board of Trustees,
                                     Bellarmine College and Centre College

                                        CLASS III - TERM EXPIRING IN 1996

Thomas H. Meeker                     President and Chief Executive Officer            29,437(5)(8)       .8%
51                                   of the Company; Director, Thoroughbred
Nominee for Director                 Racing Association of North America,
                                     Inc. (Executive Committee), Equibase
                                     Company, PNC Bank, Kentucky, Inc.
                                     (Chairman, Audit Committee), Bell South
                                     Telecommunications, Inc. (Vice
                                     Chairman, Executive Committee) and
                                     Alliant Health Systems, Inc. (Executive
                                     Committee)

*Less than 0.1%

(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2) Directorships in companies registered pursuant to the Securities Exchange Act of 1934 or the Investment Company Act of 1940 and, in the case of certain directors, other directorships considered significant by them.

(3) No director or nominee shares voting or investment power of his beneficially owned shares, except that Messrs. Bidwill, Clay, Galbreath, Hancock, Herrmann and Wells share with others the voting and investment power with respect to 2,919, 43,630, 27,377, 106,325, 10,200 and 232,930 shares, respectively, and Mr. Lunsford shares investment power with respect to 10,000 shares. Of the total shares listed above, Mr. Clay specifically disclaims beneficial ownership of 10,950 shares owned by the Agnes Clay Pringle Trust of which he is the trustee, and Mr. Hancock specifically disclaims beneficial ownership of 79,200 shares owned by the A.B. Hancock, Jr. Marital Trust of which is the trustee, of 9,030 shares owned by the Nancy Clay Hancock Trust of which he is a trustee and of 6,043.33 shares held by the ABC Partnership of which he is a general partner, and Mr. Wells disclaims beneficial ownership of 22,400 shares held by The Wells Foundation, Inc. of which he is a trustee and of 135,791.90 shares held by The Wells Family Partnership of which he is the Managing General Partner.

(4) Does not include shares held by certain adult members of the families of certain directors, or in some cases by fiduciaries for the benefit of family members, as to which such directors disclaim beneficial ownership.

(5) Messrs. Farish, Clay, Grissom, Hancock, Hower, Bidwill, Pollard, Darrell Wells, Herrmann, Barr, Hugenberg, Young, Lunsford and Meeker are signatories to the Stockholder Agreement with respect to 25,280, 46,630, 10,050, 142,825, 1,040, 222,259 (including shares acquired after April 1, 1995), 73,040, 232,930, 40,065, 2,000,  3,670,  114,660,
         100,030 and  29,437  shares,  respectively.  See  Item   12.  "Security
         Ownership  of  Certain   Beneficial  Owners and Management."

(6)      Darrell R. Wells is the nephew of Y. Peyton Wells, Jr.

(7) Directors Emeriti are entitled to attend meetings of the Board of Directors but do not have a vote on matters presented to the Board. The Bylaws provide that once a director is 72 years of age, he may not stand for re-election but shall assume Director Emeriti status as of the annual meeting following his current term of service as a director. The Chairman of the Board may continue to serve as a director notwithstanding this provision.

(8) Includes 717 shares issuable under the Company's Incentive Compensation Plan and 16,900 shares issuable under currently exercisable options.

                       EXECUTIVE OFFICERS OF THE COMPANY

                  The Company's executive officers, as listed below, are elected annually to their executive offices and serve at the pleasure of the Board of Directors.

                                                                                                Common Stock of
                                                                                                  the Company
                                                                                              Beneficially Owned
                                                                                          AS OF APRIL 1, 1995(1)(2)

                                    Position(s) With Company                                              % of
  NAME AND AGE                         AND TERM OF OFFICE                                  AMOUNT        CLASS

William S. Farish (3)                Director since 1985;                               25,280(4)          .7%
56                                   Chairman of the Board
                                     since 1992

Thomas H. Meeker                     President and Chief Executive                      29,437(4)(5)       .8%
51                                   Officer since 1984

Jeffrey M. Smith                     Senior Vice President of Planning                   3,349(6)          .1%
42                                   and Development since February 1993;
                                     Senior Vice President of Finance from 1991
                                     to 1993; Treasurer from 1986 to 1993; Vice
                                     President of Finance from 1990 to 1991;
                                     Secretary from 1986 to 1990

Dan L. Parkerson                     Senior Vice President of Operations                 2,450(7)          .1%
52                                   since February 1991 and General
                                     Manager since June 1991; Vice President of
                                     Operations from 1990 to 1991; Director of
                                     Operations from 1986 to 1990

David E. Carrico                     Senior Vice President of Administration             2,310(8)          .1%
44                                   since June 1994; Vice President of
                                     Marketing from 1990 to June 1994;
                                     Director of Marketing from 1984 to 1990

Alexander M. Waldrop                 Senior Vice President since June 1994;              3,104(9)          .1%
38                                   General Counsel and Secretary since
                                     August 1992

Vicki L. Baumgardner                 Vice President of Finance and                       1,653(10)          *
43                                   Treasurer since to February 1993;
                                     Controller from 1989

* Less than 0.1%

(1) See the Table on Options/SAR Grants in Last Fiscal Year under Item 11. "Executive Compensation" for a discussion of stock options granted by the Board of Directors to executive officers during 1994 and 1995.

(2) No executive officer shares voting or investment power with respect to his or her beneficially owned shares.

(3) Mr. Farish does not serve full-time as an executive officer of the Company and is not compensated as an officer of the Company.

(4) All shares owned by Mr. Farish and Mr. Meeker are subject to the Stockholder Agreement. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

(5) Includes 717 shares issuable under the Company's Incentive Compensation Plan and 16,900 shares issuable under currently exercisable options.

(6) Includes 108 shares issuable under the Company's Incentive Compensation Plan and 3,000 shares issuable under currently exercisable options.

(7) Includes 109 shares issuable under the Company's Incentive Compensation Plan and 2,000 shares issuable under currently exercisable options.

(8) Includes 104 shares issuable under the Company's Incentive Compensation Plan and 2,000 shares issuable under currently exercisable options.

(9) Includes 104 shares issuable under the Company's Incentive Compensation Plan and 3,000 shares issuable under currently exercisable options.

(10) Includes 27 shares issuable under the Company's Incentive Compensation Plan and 1,500 shares issuable under currently exercisable options.

                  Mr. Waldrop was employed as an attorney with the Louisville law firm of Wyatt, Tarrant & Combs, which firm serves as primary outside counsel to the Company, from August 1985 until his employment by the Company.

                  Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and persons who beneficially own more than ten percent (10%) of the Company's Common Stock file certain reports with the Securities and Exchange Commission ("SEC") with regard to their beneficial ownership of such Common Stock. Pursuant to applicable SEC regulations, the signatories to the Stockholder Agreement (and a prior stockholder agreement) are (or were) also required to file such reports with the SEC. The Company is required to disclose any failure to file or late filings of such reports. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the terms of the Stockholder Agreement. During the Company's prior fiscal year, James W. Phillips and the Wells Family Partnership each made a single late filing of one (1) report, covering one (1) transaction. The Estate of Warner L. Jones, Jr. and Edna Veeneman Lewis each made late filings of two (2) reports, each covering one (1) transaction. These persons were obligated to make filings with the SEC solely because they were signatories to a stockholder agreement no longer in effect similar to the Stockholder Agreement; none of them is an officer or director nor are they individually a beneficial owner of ten percent (10%) or more of the Company's Common Stock. In addition, one (1) late filing covering one (1) transaction was made by Seth W. Hancock, a director of the Company, and by Kevin Marie Nuss, an officer of the Company who previously was subject to the filing requirements of
Section 16(a). The required reports were subsequently filed for each person. Based solely on its review of the forms filed with the SEC, the Company believes that all other filing requirements applicable to its directors, executive officers and ten percent (10%) beneficial owners were satisfied.


                        ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth the remuneration paid during the last three (3) fiscal years by the Company to [i] Mr. Meeker, the President and CEO of the Company, and [ii] each of the Company's four (4) most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 1994 (collectively the "named executive officers").


                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                                            All
                         Name &                                                          Long Term         Other
                        Principal                                                       Compensation     Compensation
                        Position           Year                                                              (4)

                                                                              Other      Securities
                                                   Salary(1)   Bonus(2)      Annual       Underlying
                                                                            Compensa-    Options/SARs
                                                                           tion(3)           (#)

                 Thomas H. Meeker,        1994     $245,000     $73,868      $49,463        10,000         $12,711
                 President and CEO
                                          1993      217,250     101,673       43,645        50,700          20,088
                                          1992      230,000        -0-        52,456          -0-           17,672

                 David E. Carrico,        1994       86,607      21,574         -0-          1,750           7,867
                 Senior Vice
                 President-Administration
                                          1993       68,000      18,471         -0-          6,000           6,304
                                          1992       60,000        -0-          -0-           -0-            5,516

                 Dan L. Parkerson,        1994       94,108      22,512         -0-          1,750           9,188
                 Senior Vice
                 President-Operations
                 and General Manager
                                          1993       78,883      28,695         -0-          6,000           7,061
                                          1992       76,000        -0-          -0-           -0-            7,586

                 Jeffrey M. Smith,        1994       93,581      22,278         -0-          2,000           9,171
                 Senior Vice President
                 -  Planning and
                 Development
                                          1993       76,083      27,694         -0-          9,000           8,133
                                          1992      100,000        -0-          -0-           -0-            7,009

                 Alexander M. Waldrop,    1994       88,821      21,574         -0-          2,000           8,113
                 Senior Vice President,
                 General Counsel and
                 Secretary(5)
                                          1993       75,167      19,543         -0-          9,000             132
                                          1992       34,375        -0-          -0-           -0-               44

- - ------------------

(1) On November 18, 1993, the Company amended its Articles of Incorporation to change its fiscal year from January 31 to December 31. Annual compensation for 1993 is based upon actual compensation paid by the Company to the named executive officers for the eleven months ended December 1993. Annual compensation figures for 1992 and 1994 include a twelve month period.

(2) Bonus awards were paid in cash and/or stock pursuant to the Company's Incentive Compensation Plan or otherwise. See "Compensation Committee Report on Executive Compensation."

(3) Includes above-market earnings on compensation deferred under the Company's Incentive Compensation Plan and the expense of a Supplemental Benefit Plan of which Mr. Meeker is currently the only participant. See the discussion regarding the Supplemental Benefit Plan below.

(4) Consists of life insurance premiums paid by the Company with respect to certain term life insurance payable on the officer's death to beneficiaries designated by him and further, includes amounts contributed by the Company to the officer's account under the Company's Profit Sharing Plan. Amounts attributable to such term life insurance are as follows:


                         MR. MEEKER         MR. CARRICO       MR. PARKERSON        MR. SMITH         MR. WALDROP

        1994               $2,864              $247               $791               $278               $167
        1993                2,909               247                812                288                132
        1992                2,047               175                588                135                44

         Pursuant to the Company's Profit Sharing Plan, the Company matches employees' contributions (which are limited to 10% of annual compensation up to $9,240 for calendar year 1994) up to 2% of quarterly contributions and also makes discretionary contributions. Amounts contributed by the Company on behalf of the named executive officers are as follows:

                         MR. MEEKER         MR. CARRICO       MR. PARKERSON        MR. SMITH         MR. WALDROP

        1994               $9,847             $7,620             $8,397             $8,893             $7,946
        1993               17,179              6,057              6,249              7,845                0
        1992               15,935              5,341              6,998              6,874                0

(5) Mr. Waldrop was employed by the Company in August, 1992 and his compen-sation for 1992 reflects less than six months of service.

         The following table provides information with respect to the named executive officers concerning options granted during 1994:


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                                                   GRANT
                                                                                                          DATE VALUE(3)


                             Number of     % of Total
                            Securities       Options
                            Underlying      Granted to      Exercise       Market                         Grant Date
                              Options       Employees       or Base        Price                            Present
                              Granted       in Fiscal        Price         on Date      Expiration            Value
          Name                  (1)           Year         ($/sh)(2)       of Grant        Date                ($)

Thomas H. Meeker                   2,272            11%          $44         $44          3/15/2004            $58,686
                                   2,728            13%           44          44          3/15/2004             70,464
                                   2,352            11%           42.50       42.50      12/15/2004             57,412
                                   2,648            13%           42.50       42.50      12/15/2004             64,638
David E. Carrico                     750             4%           44          44          3/15/2004             19,373
                                   1,000             5%           42.50       42.50      12/15/2004             24,410
Dan L. Parkerson                     750             4%           44          44          3/15/2004             19,373
                                   1,000             5%           42.50       42.50      12/15/2004             24,410
Jeffrey M. Smith                   1,000             5%           44          44          3/15/2004             25,830
                                   1,000             5%           42.50       42.50      12/15/2004             24,410
Alexander M. Waldrop               1,000             5%           44          44          3/15/2004             25,830
                                   1,000             5%           42.50       42.50      12/15/2004             24,410

- - -------------------------
(1) 8,500 options are exercisable beginning 3/15/97. 9,000 options are exercis-able beginning 12/15/97.

(2) The 2,272 options and 2,352 options granted to Mr. Meeker are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, and accordingly, the exercise price of these options is the fair market value of the shares as of the date of their grant. The 1,000 options granted to each of Messrs. Carrico, Parkerson, Smith and Waldrop on December 15, 1994 are also intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. All other options are non-qualified stock options. 8,500 options and 9,000 options, respectively, have been granted at an exercise price equal to the closing high bid price of the Company's Common Stock as of March 15, 1994 and December 15, 1994, respectively.

(3) The options are valued using the Cox-Ross-Rubinstein Binomial option pricing model, which is a variation of the Black-Scholes option pricing model. This calculation is based on the following assumptions: (i) an expected option term of eight years, (ii) an interest rate of 6.27% and 7.81% (March 15, 1994 and December 15, 1994, respectively) based on the quoted yield of U.S. Treasury Bonds on the date of grant maturing in eight years, (iii) a dividend yield of .92% and 1.04% (March 15, 1994 and December 15, 1994, respectively) per share, and (iv) a stock price volatility of 26.49% and 21.25% (March 15, 1994 and December 15, 1994, respectively) based upon the average closing price of the 250-day period preceding the grant date. Based on these assumptions, the value of the nonqualifying options was determined to be $25.83 and $24.41 (March 15, 1994 and December 15, 1994, respectively) per share and the value of the incentive stock options was determined to be $25.83 and $24.41 (March 15, 1994 and December 15, 1994, respectively) per share.


         The following table provides information with respect to the named executive officers concerning unexercised options held as of December 31, 1994:

         AGGREGATE OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES


                                                                                         Value of unexercised in-the-money
                                                     Number of unexercised options at         OPTIONS AT YEAR END (1)
                                                                 YEAR END                          Exercisable/
                                                                Exercisable/                       UNEXERCISABLE
                             NAME                              UNEXERCISABLE

           Thomas H. Meeker                                              16,900/43,800                             $0/7,500
           David E. Carrico                                                2,000/5,750                              0/1,500
           Dan L. Parkerson                                                2,000/5,750                              0/1,500
           Jeffrey M. Smith                                                3,000/8,000                              0/1,500
           Alexander M. Waldrop                                            3,000/8,000                              0/1,500


- - -------------------


(1) Closing high bid as of the last trading day of 1994 (December 30, 1994) minus the exercise price.

         The Company maintains a Supplemental  Benefit Plan (the "Plan) in which
Mr. Meeker is currently the only participant. The Plan provides that if a participant remains in the employ of the Company until age 55 or becomes totally and permanently disabled, the participant will be paid a monthly benefit equal to 45% of the "highest average monthly earnings", as defined in the Plan, prior to the time of disability or age 55, reduced by certain other benefits as set forth in the Plan, commencing on retirement(or attainment of age 55 if disabil-ity occurs prior to said age) and continuing for life.(1) The benefit payable under the Plan is increased by 1% for each year the participant remains employed by the Company after age 55, to a maximum of 55% of the highest average monthly earnings at age 65. Due to the reductions set forth in footnote 1, the estimated annual benefit payable upon retirement at age 65 to Mr. Meeker under the Plan is $50,486.

- - -------------
1 The Plan provides that the monthly benefit will be reduced by [i] 100% of the primary insurance amount under social security payable to a participant determined as of the later of the participant's retirement date or attainment of age 62; [ii] 100% of the participant's monthly benefit calculated in the form of a life annuity under the terminated Churchill Downs Pension Plan; [iii] 100% of the monthly income option calculated as a life annuity from the cash surrender value of all life insurance policies listed on a schedule attached to the participant's plan agreement; and [iv] 100% of the employer contributions and any employee contributions up to a maximum of $2,000 per year allocated to the participant's accounts under the Churchill Downs Incorporated Profit Sharing Plan, calculated in the form of a life annuity payable on his retirement date.

         EMPLOYMENT AGREEMENT AND CHANGE IN CONTROL AGREEMENT

         Mr. Meeker was employed as President and Chief Executive Officer of the Company in October 1984 under an annually renewing three-year contract. Mr. Meeker's compensation for 1995 includes a base salary of $245,000 per year, reimbursement for travel and entertainment expenses (including his wife's travel expenses on Company business), provision of an automobile, payment of dues for one (1) country club and any other professional or business associations, and a $250,000 life insurance policy. Mr. Meeker's employment may be terminated by the Company prior to the expiration of his employment agreement only if he willfully fails to perform his duties under his employment agreement or otherwise engages in misconduct that injures the Company. Pursuant to Mr. Meeker's employment agreement, in the event of both a "change in control" of the Company and, within one (1) year of such "change in control," either termination of Mr. Meeker's employment by the Company without "just cause" or his resignation, the Company will pay to Mr. Meeker an amount equal to three (3) times his average annual base salary over the prior five (5) years. A "change in control" is defined generally to include the sale by the Company of all or substantially all of its assets, a consolidation or merger involving the Company, the acquisition of over 30% of the Common Stock in a tender offer or any other change in control of the type which would be required to be reported under the Federal securities laws; however, a "change in control" will not be deemed to have occurred in the case of a tender offer or change reportable under the Federal securities laws, unless it is coupled with or followed by the election of at least one-half of the directors of the Company to be elected at any one (1) election and the election of such directors has not been previously approved by at least two-thirds of the directors in office prior to such change in control.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          Under rules established by the SEC, the Compensation Committee of the Board of Directors (the "Committee") is required to disclose: (1) the Committee's compensation policies applicable to the Company's executive officers; (2) the relationship of executive compensation to Company performance; and (3) the Committee's bases for determining the compensation of the Company's Chief Executive Officer ("CEO"), Thomas H. Meeker, for the most recently completed fiscal year. Pursuant to these requirements, the Committee has prepared this report.
         The Committee consists of five (5) independent Directors, none of whom has ever been employed by the Company. The Committee annually reviews executive officer compensation and makes recommendations to the Board of Directors on all matters related to executive compensation. The Committee's authority and oversight extend to total compensation, including base salary, annual incentive compensation and stock options for the Company's executive officers as well as the Company's Profit Sharing Plan. The Committee also administers the employment contract and Supplemental Benefit Plan of the Company's CEO, Thomas H. Meeker. The Committee makes its compensation recommendations to the Board of Directors after considering the recommendations of the CEO (on all but CEO compensation) and other qualified compensation consultants. The Committee also reviews compensation data from comparable companies including those found in the peer group performance graph (the "Peer Graph") which follows this report.
         The fundamental philosophy of the Committee is to assure that the Company's compensation program for executive officers links pay to business strategy and performance in a manner which is effective in attracting, motivating and retaining key executives while also providing performance incentives which will inure to the benefit of executive officers and shareholders alike. The objective is to provide total compensation commensurate with Company performance by combining salaries that are competitive in the marketplace with incentive pay opportunities established by the Committee which are competitive with median levels of competitors' incentive compensation.

         There are three (3) basic elements of the Company's executive compensation program, each determined by individual and corporate performance:
(i) base salary compensation, (ii) annual variable performance incentive compensation earned under the Company's Incentive Compensation Plan ("ICP"), and
(iii) stock option grants made under the Company's 1993 Stock Option Plan.
         Base salaries are targeted to be competitive with comparable positions in comparable companies. In determining base salaries, the Committee also takes into account individual experience and performance and specific issues particular to the Company.
         The ICP provides a direct financial incentive in the form of annual cash and/or stock bonuses. The amount of each bonus is determined by the Company's achievement of certain target earnings per share (computed before taxes but after recognition of awards made under the ICP) ("EPS") goals established annually by the Committee. The ICP provides for the award of a bonus based upon the Company's achievement of EPS goals and the 5-year total return to shareholders in the form of dividends and increases in the Company's stock price, compared to the Wilshire 5000 stock index. These goals are weighted with achievement of EPS goals having a factor of two-thirds and comparative total return to shareholders having a factor of one-third.
         The Committee has determined that as an executive's level of responsibility increases, a greater portion of his or her total compensation should be performance based. Not only do awards increase as an executive rises in the Company but also his or her ICP award is composed of a higher percentage of stock which means the compensation shifts to reliance on the value of the Company's stock.
         For the Company's year ended December 31, 1994, the Committee set the ICP minimum performance goal at EPS equal to the Company's budget and total return to shareholders equal to the Wilshire 5000 and the Company met both the EPS goal and total return to shareholders goal. As a result, bonuses were awarded under the ICP for the Company's year ended December 31, 1994. These bonuses are reflected in the Summary Compensation Table. For fiscal year 1995, the Committee once again set the ICP minimum performance goal at EPS equal to the Company's budget and total return to shareholders equal to the Wilshire 5000.

         At the Annual Meeting of Shareholders held on June 16, 1994, the shareholders of the Company approved the Churchill Downs Incorporated 1993 Stock Option Plan (the "Option Plan"). The Committee believes that the granting of options pursuant to the Option Plan to officers of the Company, including Mr. Meeker, will further the Company's goals of attracting, motivating and retaining employees while also providing compensation which links pay to performance. During 1994, awards under the Option Plan were as follows: (1) Mr. Meeker was granted 5,376 nonqualified stock options and 4,624 incentive stock options ("ISOs") and (2) all other officers were granted 4,800 nonqualified stock options and 5,750 ISOs. The options are exercisable in 1997. The Option Plan provides for cashless exercises through broker's transactions.
         The Committee believes that the Option Plan is integral to a performance based compensation package. Although the ICP reflects certain levels of increases in stock price, the ICP is also heavily weighted toward earnings per share goals established by the Committee. The Option Plan allows the Company to further tie compensation to performance of the Company with a possibility of greatly increasing the total compensation package of its executives without an equivalent cash outlay by the Company.
         Mr. Meeker was employed as President and Chief Executive Officer of the Company in October 1984 under an annually renewing three-year contract. Each year, Mr. Meeker's base salary is set by the Committee after considering the Company's overall financial performance in light of the Company's strategic development initiatives. In April of 1994, Mr. Meeker's annual base salary was increased to $245,000. This relatively small increase in base salary reflects the fact that the Committee has decided to shift a greater portion of Mr. Meeker's overall compensation to performance based sources such as the ICP and the Option Plan.


                                                          COMPENSATION COMMITTEE

                                                          Frank B. Hower, Jr.
                                                          William S. Farish
                                                          Catesby W. Clay
                                                          Arthur B. Modell
                                                          Darrell R. Wells

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company is unaware of any relationships among its officers and directors which would require disclosure under this caption.

                               PERFORMANCE GRAPH
         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of each of a peer group index and the Wilshire 5000 index for the period of approximately five (5) fiscal years commencing January 31, 1990, and ending December 31, 1994. The period ending December 31, 1993 represents an eleven (11) month period due to the change in the Company's fiscal year. The companies used in the peer group index consist of Bay Meadows Operating Co., Fair Grounds Corp., Hollywood Park Operating Co., International Thoroughbred Breeders, Inc. and Santa Anita Operating Co., which are all of the publicly traded companies known to the Company to be engaged primarily in thoroughbred racing in the continental United States. Turf Paradise, Inc. was previously included in the peer group index but was acquired by Hollywood Park Operating Co. in 1994. The Wilshire 5000 equity index measures the performance of all United States headquartered equity securities with readily available price data. The graph depicts the result of an investment of $100 in the Company, the Wilshire 5000 index and the peer group companies. Since the Company has historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.











                      1/31/90       1/31/91       1/31/92       1/31/93       12/31/93        12/31/94

Churchill Downs         $100         $111          $174           $219          $261            $213
Wilshire 5000           $100         $106          $136           $150          $165            $165
Peer Group              $100         $104          $ 89           $ 89          $139            $ 81


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Common Stock as of April 1, 1995 (except as otherwise indicated), by [i] the only persons known by the Board of Directors to own beneficially more than five percent (5%) of the Common Stock and [ii] the Company's directors, nominees for election as directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                                                                          Shares
        Name and Address                                              Beneficially         Percent
        OF BENEFICIAL OWNER                                               OWNED           OF CLASS

28 parties to a Third Supplemental
Stockholder Agreement
c/o Thomas H. Meeker, Stockholder Representative
700 Central Avenue
Louisville, Kentucky  40208                                          1,196,146(1)(5)        31.5%

National City Corporation
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114                                                  196,485(2)            5.2%

Darrell R. Wells
4350 Brownsboro Road
Suite 310
Louisville, Kentucky  40207                                            232,930(3)(4)(5)      6.2%

Charles W. Bidwill, Jr.
911 Sunset Road
Winnetka, Illinois  60093                                              221,259(3)(4)(5)      5.8%

23 Directors, Nominees for Director
and Executive Officers as a Group                                    1,206,782(3)(4)(5)(6)  31.7%


(1) Information provided as of April 18, 1995. Pursuant to certain federal securities laws, the parties to the Third Supplemental Stockholder Agreement (the "Stockholder Agreement") may collectively be considered a "group" and therefore may be deemed a "person" known by management of the Company to own beneficially more than 5% of the shares of Common Stock of the Company. The names and addresses of the parties to the Stockholder Agreement are set forth in the Schedule 13D filed by such parties with the Securities and Exchange Commission ("SEC") on April 25, 1995, which filing is incorporated herein by reference. Each shareholder who is a party to the Stockholder Agreement has agreed that until April 15, 1997, such shareholder will not sell, transfer, assign or otherwise dispose of shares of Common Stock beneficially owned or acquired by such shareholder without first offering to sell such Common Stock to the Company and to all other signatories to the Stockholder Agreement on the same terms and conditions as in an offer received from a third party by such shareholder. The Stockholder Agreement provides for proration of the shares offered by the selling shareholder in the event that more than one of the signatories to the Stockholder Agreement desires to purchase the shares offered by such selling shareholder. The Stockholder Agreement provides that Common Stock may be transferred by the parties to the Agreement, without compliance with the Agreement [i] pursuant to an offer to purchase not less than all of the outstanding shares of the Common Stock that the Board of Directors has recommended and that an independent financial advisor retained by the Company has determined is fair to the Company's shareholders from a financial point of view; [ii] by gift, will or pursuant to the laws of descent and distribution; [iii] by pledge to a financial institution; [iv] if the transfer is by operation of law; or [v] in a small transaction which is defined to be a transfer in any single calendar month of 3,000 shares or less of the Common Stock. The Stockholder Agreement does not restrict the rights of any shareholder who is a party thereto to vote the Common Stock, to receive cash or stock dividends, to receive shares of Common Stock in a stock split, or to sell or dispose of shares of Common Stock, except as specifically set forth in such Stockholder Agreement. The Company has approved and become a third party beneficiary of the Stockholder Agreement.

(2) National City Corporation and its wholly-owned subsidiary, National City Bank, Kentucky ("National City"), have informed the Company that on February 10, 1995, National City held a total of 196,485 shares in fiduciary accounts for others. National City has further informed the Company that it has sole power to vote or direct the voting of 53,610 shares; sole power to dispose or to direct the disposition of 173,120 shares; shared power to vote or direct the voting of no shares; and shared power to dispose or direct the disposition of 22,215 shares.

(3) Of the total shares listed above, Mr. Wells disclaims beneficial ownership of 22,400 shares held by The Wells Foundation, Inc., of which he is a trustee and of 135,791.90 shares held by The Wells Family Partnership of which he is the Managing General Partner. Mr. Wells shares voting and investment power with respect to all shares attributed to him in the above table. Mr. Bidwill shares voting and investment power with respect to 2,919 shares beneficially owned by him.

(4)      See Item 10. "Directors and Executive Officers of the Registrant."

(5) The 232,930 shares beneficially owned by Mr. Wells and 222,259 shares (including shares acquired after April 1, 1995) beneficially owned by Mr. Bidwill are subject to the Stockholder Agreement. An additional 588,727 shares owned by certain other directors, nominees for election as directors and executive officers of the Company are subject to the Stockholder Agreement.

(6)      Includes   1,169  shares   issuable   under  the  Company's   Incentive
         Compensation   Plan  and  28,400  shares   issuable  under   currently
         exercisable options.

                  Information concerning the beneficial ownership of the Company's stock by each of the directors and executive officers individually is set forth under Item 10. "Directors and Executive Officers of the Registrant" which is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  During the past fiscal year, the Company did not engage in any transactions in which any director or officer of the Company had any material interest, except as described below.
                  Directors of the Company may from time to time own or have interests in horses racing at the Company's tracks. All such races are conducted, as applicable, under the regulations of the Kentucky Racing Commission or the Indiana Horse Racing Commission, and no director receives any extra or special benefit with regard to having their horses selected to run in races or in connection with the actual running of races.
                  One or more  directors  of the  Company  have an  interest  in business entities which contract with the Company for the purpose of simulcasting the Kentucky Derby and other races and the acceptance of interstate wagers on such races. In such case, no extra or special benefit not shared by all others so contracting with the Company is received by any director or entity owned or controlled by a director. Mr. Charles W. Bidwill, Jr., a director and five percent (5%) owner of the Company, is the President and General Manager and part owner of National Jockey Club. In 1994, National Jockey Club and the Company were parties to a simulcasting contract whereby National Jockey Club was granted the right to simulcast the Company's Derby Trial - Grade III race, The Kentucky Oaks - Grade I race and the Kentucky Derby - Grade I race. In consideration for these rights, National Jockey Club paid to the Company 5.6% of its gross handle on the simulcast races. For purposes of this and other simulcast contracts, gross handle is defined as the total amount wagered by patrons on the races at the National Jockey Club facility less any money returned to the patrons by cancels and refunds. This simulcast contract is uniform throughout the industry and the rates charged were substantially the same as rates charged to other parties who contracted to simulcast the same races. In 1994, the Company simulcast the Kentucky Derby to 576 locations in the United States and selected international sites. National Jockey Club received no extra or special benefit as a result of the Company's relationship with Mr. Bidwill.

                  Thomas H. Meeker, President and Chief Executive Officer of the Company, is currently indebted to the Company in the principal amount of $65,000, represented by his demand note bearing interest at 8% per annum
(payable quarterly) and payable in full upon termination of Mr. Meeker's employment with the Company for any reason. This indebtedness arose in connection with Mr. Meeker's initial employment, pursuant to the terms of which he was granted a loan by the Company for the purpose of purchasing the Company's stock.

                                   SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHURCHILL DOWNS INCORPORATED


April 27, 1995                            /S/VICKI L. BAUMGARDNER
                                          --------------------------------------
                                          Vicki L. Baumgardner, Vice President,
                                          Finance/Treasurer
                                          (Principal Financial Officer)