Form 10-Q
period 1995-03-31
CHURCHILL DOWNS INC
filed 1995-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995

                                                 OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________________to______________________
Commission file number                                0-1469

                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

KENTUCKY
(State or other jurisdiction of                                    61-0156015
incorporation or organization)                                   (I.R.S Emloyer
                                                             Identification No.)

                    700 CENTRAL AVENUE, LOUISVILLE, KY 40208
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (502) 636-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No______

The number of shares outstanding of registrant's common stock at May 10, 1995 was 3,783,318 shares.

                          CHURCHILL DOWNS INCORPORATED

                                   I N D E X


                                                                           PAGES

PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets, March 31, 1995,
                 December 31, 1994 and March 31, 1994                         3

                 Condensed Consolidated Statements of Operations and
                 Retained Earnings for the three months ended
                 March 31, 1995 and 1994                                      4

                 Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1995 and 1994                   5

                 Condensed Notes to Consolidated Financial Statements       6-7

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8-14

PART II.  OTHER INFORMATION AND SIGNATURES

        ITEM 6.  Exhibits and Reports on Form 8-K                            15

        Signatures                                                           16



                          CHURCHILL DOWNS INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           MARCH 31,     DECEMBER 31,           MARCH 31,
        ASSETS                                              1995             1994                 1994
                                                      -------------    -------------        -------------
Current assets:
  Cash and cash equivalents                              $ 4,347,999      $ 2,521,033         $ 4,273,381
  Refundable income taxes                                  1,189,992               --           1,598,260
  Accounts receivable                                      1,014,082        2,277,218           1,188,532
  Prepaid expenses and other current assets                  948,899          741,560             975,054
                                                        ------------     ------------       -------------
        Total current assets                               7,500,972        5,539,811           8,035,227

Other assets                                               5,002,391        5,058,524           5,138,612
Racing plant and equipment                                92,466,674       89,537,701          68,621,292
Less accumulated depreciation                            (30,984,865)     (29,960,196)        (27,724,439)
                                                         -----------      -----------         -----------
                                                          61,481,809       59,577,505          40,896,853
                                                         -----------      -----------         -----------
                                                         $73,985,172      $70,175,840         $54,070,692
                                                         ===========      ===========         ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         $  9,343,122      $   722,235         $   679,465
  Accounts payable                                         7,202,391        4,567,292           3,421,565
  Accrued expenses                                         1,189,927        2,347,668           1,417,278
  Dividends payable                                               --        1,891,759                  --
  Deferred revenue                                         9,769,565        6,142,111           9,368,132
                                                        ------------     ------------         -----------
        Total current liabilities                         27,505,004       15,671,065          14,886,440

Notes payable                                              1,198,059        7,961,079           1,164,431
Outstanding mutuel tickets (payable to Common-
  wealth of Kentucky after one year)                       1,522,658        1,523,600             939,140
Deferred compensation                                      1,041,929          690,178             687,444
Deferred income taxes                                      2,248,000        2,248,000           1,534,000
Minority interest                                            104,000           78,771                  --
Stockholders' equity:
  Preferred stock, no par value;
   authorized, 250,000 shares; issued, none
  Common stock, no par value; authorized, 10MM
   shares, issued 3,783,318 shares, March 31, 1995
   and 3,783,318 shares, December 31, 1994 and
   3,773,930 shares, March 31, 1994                        3,504,388        3,437,911           2,977,911
 Retained earnings                                        37,403,350       39,175,627          32,696,242
 Deferred compensation costs                                (477,216)        (545,391)          (749,916)
 Note receivable for common stock                            (65,000)         (65,000)            (65,000)
                                                        ------------     ------------        ------------
                                                          40,365,522       42,003,147          34,859,237
                                                         -----------      -----------         -----------
                                                         $73,985,172      $70,175,840         $54,070,692
                                                         ===========      ===========         ===========

The accompanying notes are an integral part of the financial statements.




                          CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                     THREE MONTHS ENDED MARCH 31
                                                      1995               1994
Gross meeting revenue                              $ 8,612,607        $ 2,426,032
Direct meeting expenses                              7,391,158          2,588,415
                                                  ------------       ------------

        Gross profit from meetings                   1,221,449           (162,383)

Selling, general and administrative                  4,084,323          3,565,437
                                                  ------------        -----------

        Operating loss                              (2,862,874)        (3,727,820)
                                                  ------------        -----------

Other income and expense:
  Interest income                                       29,976             55,426
  Interest expense                                    (154,594)            (8,424)
  Miscellaneous, net                                    69,215             50,027
                                                  ------------       ------------
                                                       (55,403)            97,029
                                                  ------------       ------------

        Loss before income taxes                    (2,918,277)        (3,630,791)

Federal and state income taxes                       1,146,000          1,426,000
                                                   -----------       ------------

        Net loss                                    (1,772,277)        (2,204,791)

Retained earnings, beginning of period              39,175,627         34,901,033
                                                  ------------       ------------

Retained earnings, end of period                  $ 37,403,350       $ 32,696,242
                                                  ============       ============

Net loss per share (based on weighted                  $ (.47)            $ (.58)
                                                       ======             ======
  average shares outstanding of
  3,784,832 and 3,778,691,
  respectively)



The accompanying notes are an integral part of the financial statements.



                          CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                       1995              1994
                                                   ------------      --------
Cash flows from operating activities:
  Net income                                       $( 1,772,277)     $( 2,204,791)
  Adjustments to reconcile net earning to
    net cash provided by operating activities:
  Depreciation and amortization                       1,100,444           902,400

  Increase (decrease)in cash resulting from
    changes in operating  assets and
    liabilities, net of effects from acquisitions:
      Prepaid income taxes                           (1,189,992)       (3,091,000)
      Accounts receivable                             1,263,137         2,527,670
      Prepaid expenses and other current assets        (207,339)         (292,300)
      Deferred revenue                                3,979,205         1,233,395
      Note payable                                    9,000,000                --
      Accounts payable and accrued expenses          (2,307,002)       (3,494,607)
      Other assets                                     (238,876)       (1,068,272)
                                                     -----------       -----------
          Net cash provided(used) by
            operating activities                      9,627,300        (5,487,505)
                                                    -----------       ------------
 Cash flows from investing activities:
     Acquisitions of Anderson Park, net
       of note payable of $1.1 MM                            --          (850,000)
     Additions to racing plant and equipment, net    (2,928,973)       (2,393,795)

       Net cash used in investing activities         (2,928,973)       (3,243,795)
                                                     ----------       -----------

Cash flows from financing activities:
  Increase in bank note payable, net                 (6,763,020)               --
  Dividend paid                                       1,891,659         1,886,965
                                                    -----------       -----------
      Net cash provided (used) in financing
        activities                                   (4,871,361)        1,886,965
                                                   ------------       -----------
Net increase (decrease) in cash and
  cash equivalents                                    1,826,966        (6,844,335)
Cash and cash equivalents, beginning of period        2,521,033        11,117,716
                                                    -----------       -----------
Cash and cash equivalents, end of period            $ 4,347,999       $ 4,273,381
                                                    ===========       ===========

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
  Interest                                          $   121,965       $        --
  Income taxes                                      $        --       $ 1,550,000

        The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)


        1. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year.

        The Company normally earns a substantial portion of its net income in the second quarter of each year during which the Kentucky Derby is run. The Kentucky Derby is run on the first Saturday in May. The Company was licensed to conduct a 50 day spring race meeting for the period April 29, 1995 through July 4, 1995. This is comparable to the 49 day race meeting for the period of April 30, 1994 through July 4, 1994. In addition, the Company is licensed to conduct a 24 day fall race meeting beginning October 29, 1995 which compares to a 24 day fall race meeting which began October 30, 1994. Accordingly, operations for the three months ended March 31, 1995 and 1994 included no live racing days.

        During the three months ended March 31, 1994 the Company conducted simulcast receiving wagering for 202 days. The Company operated simulcast wagering at its Sports Spectrum site for 68 days during the quarter, compared to 53 days in 1994. Through its subsidiary, Hoosier Park L.P., which opened September 1, 1994, and an of-track wagering facility which opened January 25, 1995, the Company conducted simulcast wagering for 134 days.

        On July 22, 1994 the Company commenced wagering on full race cards simulcast from tracks outside Kentucky, commonly referred to as whole card simulcasting. Previously, this activity was not allowed under Kentucky law. The company anticipates continuing whole card simulcasting in the future.

        2. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1994 for further information. The accompanying financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

        3. On January 26, 1994 the Company purchased Anderson Park, Inc. (API") for approximately $1,950,000. API owned an Indiana Standardbed racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and, contemporaneously with the commencement of operations on September 1, 1994 the net assets of API were contributed to a newly formed partnership, Hoosier Park, L.P. in return for an 87% general partnership interest.

                          CHURCHILL DOWNS INCORPORATED
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
          for the three months ended March 31, 1995 and 1994 (cont'd)
                                  (Unaudited)


        4. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the banks prime rate. The rate in effect at March 31, 1995 was 7.3875%. Borrowings are payable on January 31, 1996. There was $9.0 million outstanding at March 31, 1995. No borrowings were outstanding at March 31, 1994.

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intertrack wagering license from the former owners of the Sports Spectrum property. Interest has been imputed at 8%. At March 31, 1995, the balance of these notes was $481,000 net of an unamortized discount of $199,000. The notes require aggregate annual payments of $110,000 from September, 1993. As described in the footnote (Note 5) any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

        5.  On  January  22,  1992,  the  Company  acquired  certain  assets  of
Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially all of the $1,000,000 hold back has been utilized as of December 31, 1994.

        It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property. Compliance with environmental laws has not otherwise affected development and operation the property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

        6. Certain balance sheet and statement of operations items have been reclassified to conform to current period presentation.

        CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

               For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In November 1988, the Company began to participate in intertrack simulcasting as a host track for all of its live races except those run on Kentucky Derby Day. In November 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1994, Derby weekend accounted for approximately 19% of total on-track pari-mutuel wagering and 22% of total on-track attendance. In July 1994, the Company began to participate in whole card simulcasting, whereby the Company began importing whole race cards or programs from host tracks located outside the state for pari-mutual wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons at Churchill Downs Sports Spectrum.

               The Company's principal sources of income are commissions from on-track pari-mutuel wagers, commissions from intertrack and fees from interstate simulcast wagers, admissions and seating, concession commissions (primarily for the sale of food and beverages), and license, rights, broadcast and sponsorship fees. The Company's primary source of income is pari-mutuel wagering. The Company retains the following amounts on specific revenue streams as a percentage of handle:

                                                        KENTUCKY                   INDIANA
       On-track pari-mutuel wagers                           15%                       19%
       Intertrack host                                        9%                        --
       Interstate/simulcast host                              5%                        --
       Intertrack/simulcast receiving                         7%                       18%

               In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in intertrack simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the company is the leading thoroughbred racetrack in Kentucky.

               In Indiana, licenses to conduct live Standardbred and Thoroughbred race meeting and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting.

               In Kentucky, the company has been granted a license to conduct live racing during the period from April 29, 1995, through July 4, 1995, and from October 29, 1995, through November 25, 1995, for a total of 74 racing days. In Indiana, the Company commenced live racing on September 1, 1994 and conducted live racing 54 days during the year ended December 31, 1994. For 1995, the Company has received a license to conduct live racing for a total of 146 racing days, including 104 days of Standardbred racing from April 1, 1995 through August 20, 1995, and 42 days of Thoroughbred racing thru September 1, 1995 through October 28, 1995.

        CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION


      The company operated as a receiving track for intertrack/simulcasting as follows:

                                                   INTERTRACK/SIMULCAST RECEIVING

                                        1995                             1994
                                 ------------------                 --------------
                                                                                           INCREASE
KENTUCKY                             68 RACING DAYS                 53 RACING DAYS          15 DAYS
- --------                             --------------                 --------------          -------
      Attendance                            167,010                        125,875           41,135
      Handle                            $38,371,523                    $22,788,419      $15,583,104
      Average daily attendance                2,456                          2,375              81
      Average daily handle                 $564,287                       $429,970         $134,317
      Per capita handle                     $229.76                        $181.04           $48.72

INDIANA                             134 RACING DAYS                -0- RACING DAYS         134 DAYS
- -------                             ---------------                ---------------         --------
      Attendance                             75,733                             --           75,733
      Handle                            $22,059,377                             --      $22,059,377
      Average daily attendance                  565                             --              565
      Average daily handle                 $164,622                             --         $164,622
      Per capita handle                     $291.28                             --          $291.28

               The number of receiving days is increasing because of increasing acceptance of simulcasting by the horse industry and patrons. For 1995, the Company has been granted a license as a receiving track for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days except when racing live. With the advent of whole card simulcasting, the Company conducts interstate simulcasting virtually year around, except when racing live, on multiple racing programs each day from around the nation. An increase in the number of days is expected to enhance operating results. Hoosier Park will ultimately be supported by four simulcast facilities operating year around showing races originating from Hoosier Park's facility in Anderson, Indiana and conducting whole card simulcasting similar to that conducted at the Churchill Downs Sports Spectrum in Louisville.

               Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 225 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,100 persons are employed.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION (continued)


COMPARISON OF THREE MONTHS ENDED MARCH  31, 1995 TO 1994

               Gross meeting revenue during the three months ended March 31, 1995 increased $5,606,449. The Company's new subsidiary Hoosier Park L.P. generated 51 percent, or $3,868,197 of the increase in pari-mutuel revenue which combined with admissions, concessions, programs, and other revenue totalled $4.1 million in revenues. This facility opened September 1, 1994 with live Standardbred racing for 54 days. Beginning January 1, 1995 at Hoosier Park and January 25th in Merrillville, Indiana whole card simulcasting was conducted for 134 days.

               The advent of whole card simulcasting in the state of Kentucky helped increase intertrack/simulcast receiving revenue by 31%. Whole card simulcasting was also largely responsible for the increase in program revenue due to 2 or more programs and racing forms being sold per day, coupled with 15 additional simulcast receiving days and higher average attendance. Other income increased primarily due to income from stall rental. The backside of Churchill Downs racetrack facility was closed during the first quarter of 1994 for maintenance and repair for the first time in several years.

                                                    OPERATING REVENUE SUMMARY
                                Three Months             Three Months               1995 VS 1994
                                                                                    ------------
                                   Ended         % To       Ended        % To          $         %
                                   March 31,    Total      March 31,     Total
                                    1995       REVENUE        1994      REVENUE   CHANGE     CHANGE
                               --------------  -------  --------------- -------   ------     ------
Pari-Mutuel Revenue:
  Intertrack/Simulcast-Receiving  $3,676,207        88%    $1,937,955     80%  $1,738,252      90%
  Indiana Operations               3,868,197        45%            --      0%   3,868,197     100%
                                 -----------        -----------------    ----   ---------     ----
                                   7,544,404        88%     1,937,955     80%   5,606,449     289%

Admission & Seat Revenue             308,763         4%       221,533      9%      87,230      39%

License, Rights, Broadcast
  & Sponsorship Fees                 106,068         1%        13,882      1%      92,186     664%

Concession Commission                128,825         1%       112,132      5%      16,693      15%

Program Revenue                      368,080         4%       126,941      5%     241,139     190%

Other                                156,467         2%        13,589      1%     142,878    1051%
                                 -----------      -----   -----------   -----  ----------    -----
                                  $8,612,607       100%    $2,426,032    100%  $6,186,575     255%
                                  ==========       ====    ==========    ====  ==========   ======

                CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION (continued)


Direct meeting expenses increased $5,002,743 during the quarter. This increase is primarily due to the operations of Hoosier Park and the Merrillville off-track wagering facility and due to the higher purses which are a direct result of increased handle from whole card simulcasting. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Whole card simulcasting and Hoosier Park operations were also primarily responsible for increased wages, advertising and marketing, audio, video and signal distribution, program sales and other. Wages and contract labor increased due to additional days and hours of operation related to whole card simulcasting at Sports Spectrum and Hoosier Park. The simulcast host fee is the amount paid to the host track in exchange for receiving the tracks races. This new expense is based on handle, and is directly related to the $5.6 million increase in simulcasting revenue.

                                                      MEETING EXPENSE SUMMARY
                             Three Months             Three Months
                                Ended        % To       Ended         % To         1995 VS. 1994
                                                                                   --------------
                               March 31,    Total        March 31,    Total          $          %
                               1995         EXPENSE       1994       EXPENSE      CHANGE     CHANGE
                        -----------------   ------------------------ -------    ----------   ------
Purses:
  Intertrack/Simulcast-
    Receiving                  $1,399,511       34%    $   867,495       34%   $  532,016       61%
  Indiana Operations            1,102,969       15%             --        --    1,102,969      100%
                                ---------       ---    -----------    ------   ----------      ----
                                2,502,480       34%        867,495       34%    1,634,985      188%

Wages and Contract  Labor       2,100,447       28%      1,028,054       40%    1,072,393      104%
 Advertising, Marketing
  & Publicity                     165,467        2%        120,253        5%       45,214       38%

Racing Relations
  & Services                       68,579        1%         35,502        1%       33,077       93%

Totalisator Expense               135,141        2%         39,190        2%       95,951      245%

Simulcast Host Fee              1,499,635       20%             --        --    1,499,635      100%

Audio/Video & Signal
  Distribution Expense            215,531        3%         62,374        2%      153,157      246%

Program Expense                   292,244        4%         60,420        2%      231,824      384%

Derby expansion area              172,224        2%        148,460        6%       23,764       16%

Other meeting expense             239,410        3%        226,667        8%       12,743        6%
                             ------------     -----   ------------     -----   ----------      ----
                              $ 7,391,158      100%    $ 2,588,415      100%   $4,802,743      186%
                              ===========      ====    ===========      ====   ==========      ====

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION (continued)


               Selling, general and administrative expenses rose $318,886. Wages, benefits, payroll taxes and contract labor were higher primarily due to Hoosier Park, the opening of the Sports Spectrum training facility and personnel additions principally related to the growth in simulcast operations. Depreciation and insurance increases are due to the addition of the Hoosier Park facility. Taxes and license fees have increased primarily due to property taxes at Hoosier Park. Professional fees are up $126,507 of which $112,108 is attributable to legal and accounting expenses incurred at Hoosier Park. In 1994, business development expenses were principally related to the Company's was unsuccessful efforts to obtain a racing license in Virginia.

                                              SELLING, GENERAL AND ADMINISTRATIVE
                             Three Months             Three Months
                               Ended         % To        Ended        % To          1995 VS. 1994
                                                                                    -------------
                                March 31,    Total       March 31,    Total          $          %
                               1995         EXPENSE        1994      EXPENSE      CHANGE     CHANGE
                         ----------------   -------  --------------- -------      ------     ------
Wages, Benefits,
  Payroll, Taxes and
  Contract Labor              $ 1,327,550       33%    $ 1,137,160       32%   $  190,390       17%

Depreciation and
  Amortization                  1,100,444       27%        902,400       25%      198,044       22%

Insurance                         438,279       11%        359,359       10%       78,920       22%

Maintenance                       220,985        5%        325,581        9%     (104,595)     -32%

Utilities                         429,614       11%        300,955        8%      128,659       43%

Marketing & Community
  Relations                       230,874        5%         90,556        3%      140,318      155%

Taxes and License Fees             97,203        2%          8,386        --       88,817     1059%

Professional Fees                 197,457        5%         70,949        2%      126,507      178%

Business Development               31,173        1%        299,769        8%     (268,596)     -90%

Other                              10,744        0%         70,322        2%      (59,578)     -85%
                              -----------     -----   ------------     -----   -----------    -----

                              $ 4,084,323      100%    $ 3,565,437      100%   $  518,886       15%
                              ===========      ====    ===========      ====   ===========      ===


                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION (continued)


               Other income decreased by $6,262 due primarily to reduced income on investments resulting from lower average invested cash requirements associated with the construction of Hoosier Park and the Sports Spectrum training facility. Interest expense increased in 1995 as a result of borrowing against the Company's line of credit after normal cash reserves were used for the Hoosier Park facility and the Sports Spectrum training facility.


                                                  OTHER INCOME AND EXPENSE
                             Three Months             Three Months
                                Ended        % To       Ended           % To        1995 VS. 1994
                                                                                    -------------
                                March 31,    Total       March 31,    Total          $          %
                                 1995       EXPENSE      1994        EXPENSE       CHANGE    CHANGE
                            -------------   -------   ------------   -------       ------    ------
Interest Income               $   29,976        30%     $   55,426       53%     $(25,450)     -46%

Miscellaneous, Other Income       69,215        70%         50,027       47%       19,188      -36%
                              ----------       ----     ----------      ----    ---------     -----
                              $  (99,191)      100%      $ 105,453      100%     $( 6,262)      -6%
                              ===========      ====      =========      ====    ==========    ======

Interest Expense               $(154,594)      100%       $(8,424)      100%      $146,170    1735%
                              ==========       ====      =========      ====    ==========    ======

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1994 TO MARCH 31, 1995

               The decrease in cash balances reflect the collection of advance ticket sales for the Kentucky Derby and Oaks, as well as cash balances maintained for operations at the Company's Indiana locations.

               Accounts receivable at December 31, 1994 were $1,263,136 higher than of March 31, 1995 due to the Fall meeting purse supplement due from the State and intertrack horse settlements which were received in early January, 1995, and collection of advance ticket sales for the Kentucky Derby.

               Racing plant & equipment increased during the quarter, primarily due to continued investment at Hoosier Park in preparation for the 1995 thoroughbred meet. Hoosier Park began its 1994 harness meet on April 1, 1995 and will run Indiana's first thoroughbred meet beginning in September 1995.

               Accounts payable and accrued expenses were $1,477,358 higher at March 31, 1995, due primarily to the settlement liability related to whole card simulcasting.

               Deferred revenue is higher at March 31, due to the significant amount of admission and seat revenue that has been received in advance for the May 1995 Kentucky Derby and Oaks.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET MARCH 31, 1994 TO MARCH 31, 1995

               Racing plant & equipment increased during the year by $20,584,956, net of depreciation. The Company's Indiana facilities accounted for more than $16 million, the majority at the Hoosier Park race track. In addition, capital improvements at the Sports Spectrum including new barns and a backside stabling and training operation were responsible for over $3.5 million.

               Accounts payable and accrued expenses increased by $3,553,475 primarily due to the amount payable related to the Hoosier Park construction, and the settlement liability related to whole card simulcasting.

LIQUIDITY AND CAPITAL RESOURCES

               Working capital for the three months ended March 31, 1995 and March 31, 1994 is as follows:

                                                           MARCH  31
                                                  1995                  1994
Working capital                             $(11,044,784)           $(6,851,213)
Working capital ratio                            .41 to 1               .54 to 1

               Working capital is primarily a result of the nature and seasonality of the Company's business. The deficiency in working capital is due primarily to the fact that, during the last quarter of each year, the Company receives advance payments for Kentucky Derby and Kentucky Oaks seating to be held in the spring of the following year. The Company accounts for these monies as deferred revenues until the Derby and Oaks have actually occurred. In addition, at March 31, 1995, the Company has $9,000,000 outstanding under the $20,000,000 unsecured line of credit. Borrowings are payable on January 31, 1996. No borrowings were outstanding at March 31, 1994. Cash flows provided
(used) by operations were $9,627,300 for the three months ended March 31, 1995; $11,399,973 for the twelve months ended December 31, 1994; and $(5,487,505) for the three months ended March 31, 1994. Management believes cash flows from operations during 1995 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the racing plant and equipment which are expected to be between $6,000,000 and $11,000,000. The primary capital improvement planned for 1995 is the addition of Thoroughbred racing facilities at Hoosier Park. Hoosier Park will host its first Thoroughbred race meet for 42 days from September 1, 1995 and October 28, 1995.

               Cash flow from operations funded $850,000 of the Anderson Park, Inc. stock purchase in January 1994. Similarly, cash flow from operations and, as necessary, funds available under the unsecured line of credit were used to fund up to $14 million for construction of the Hoosier Park racing facility in Anderson, Indiana. Churchill Downs expects to fund up to an additional $6 million to construct four satellite wagering facility sites approved by the Indiana Horse Racing Commission and $3.1 million to construct improvements to allow for Thoroughbred racing at Hoosier Park.

        The Company has a $20,000,000 unsecured line-of-credit available with $11 million available at March 31, 1995 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                          CHURCHILL DOWNS INCORPORATED

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               A.     Not applicable

               B. During the quarter ending March 31, 1995, no Form 8-K's were filed by the Company.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



        May 15, 1995                        /S/Thomas H. Meeker
                                            --------------------------------
                                            Thomas H. Meeker
                                            President



        May 15, 1995                        /S/Vicki L. Baumgardner
                                            --------------------------------
                                            Vicki L. Baumgardner, Treasurer
                                            (Principal Financial and
                                             Accounting Officer)