Form 10-K/A
CHURCHILL DOWNS INC
filed 1995-05-24
CIK 20212

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



            This Report consists of 58 consecutively numbered pages.

            The date of this Report is May 24, 1995.

                                    CONTENTS


                                                                            PAGE



                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                             3

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Consolidated Financial Statements
                                                                           PAGES

      The following financial statements of Churchill Downs Incorporated for the year ended December 31, 1994, the eleven months ended December 31, 1993 and the year ended January 31, 1993 are included in Part II, Item 8:
      Reports of Independent Accountants                                   27
      Consolidated Balance Sheets                                          28
      Consolidated Statements  of  Earnings                                29
      Consolidated Statements of Stockholders' Equity                      30
      Consolidated  Statements of Cash Flows                               31
      Notes to Consolidated Financial Statements                           32-38
      Schedule VIII - Valuation and Qualifying Accounts                    42

            All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(b)   Reports on Form 8-K:

      A report on Form 8-K was filed by the Company on February 10, 1994.

(c)   Exhibits

      See exhibit index.

(d) All financial statements and schedules except those items listed under items 14(a)1 above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHURCHILL DOWNS INCORPORATED


May 24, 1995                        /S/ VICKI L. BAUMGARDNER
                                    ------------------------------------------
                                    Vicki L. Baumgardner, Vice President of
                                    Finance and Treasurer (Principal Financial
                                    Officer)

                                 EXHIBIT INDEX

 NUMBERS            DESCRIPTION                     BY REFERENCE TO

  (3)(a)   Restated Articles of          Exhibit  A to Report on Form 8-K with
           Incorporation                 the     Securities    and    Exchange
                                         Commission  on July 11,  1991  (Comm.
                                         File No. 0-1469)

      (b)  Restated Bylaws as amended    Report  on Form  10-K for year  ended
                                         December  31, 1994 and pages 45 to 55
                                         (Comm. File No. 0-1469)

(10)(a)    Churchill Downs Restated      Report  on form  10-K  for  the  year
           Supplemental Benefit Plan     ended  December 31, 1994 and pages 56
           dated March 1, 1995           to 65 (Comm. File No. 0-1469)

      (b)  Employment Agreement dated    Exhibit  19(a) to Report on Form 10-Q
           as of October 1, 1984, with   for fiscal  quarter ended October 31,
           Thomas H. Meeker, President   1984 (Comm. File No. 0-1469)

      (c)  Churchill Downs Incorporated  Report  on Form  10-K  for  the  year
           Amended Incentive             ended  December 31, 1994 and pages 66
           Compensation Plan (1993)      to 79 (Comm. File No. 0-1469)

      (d)  Churchill Downs Incorporated  Exhibit  10(h) to Report on form 10-K
           1993 Stock Option Plan        for the eleven months ended  December
                                         31, 1993 (Comm. File No. 0-1469)

      (e) Stock Purchase Agreement Exhibit 10(i) to Report on Form 8-K with Dominick Marotta, Frank filed with the Securities and Marotta, Louis E. Carlo and Exchange Commission on February 10,
           Edward F. Draugelis           1994 (Comm. File No. 0-1469)

      (f)  Amendment of Employment       Report on Form 10-K for the fiscal
           Agreement with Thomas H.      year ended January 31, 1986; Report
           Meeker, President, dated      on Form 10-K for the fiscal year
           October 1, 1984               ended January 31, 1987, 1988, 1990,
                                         1991, 1992 and 1993 (Comm.  File No.
                                         0-1469)

      (g)  Amendment No. 1 to Churchill  Report on Form  10-K  for  the  year
           Downs Incorporated 1993       ended December 31, 1994 and pages 80
           Stock Option Plan             to 81 (Comm. File No. 0-1469)

      (h)  Promissory Note dated May     Exhibit  10(1) to report on Form 10-Q
           31, 1994 in the principal     for the  fiscal  quarter  ended  June
           amount of $20,000,000 by      30, 1994 (Comm. File No. 0-1469)
           Churchill Downs Incorporated
           to PNC Bank, Kentucky, Inc.

      (i)  Lease Agreement dated         Report on Form  10-K  for  the  year
           October 17, 1990 between the  ended  December 31, 1994 and pages 82
           City of Anderson Indiana      to 98 (Comm. File No. 0-1469)
           Park and Recreation Board
           and Anderson Park
           Incorporated subsequently
           assigned to Hoosier Park,
           L.P. pursuant to an
           Assignment of Lease,
           Acceptance of Assignment and
           Assumption of Lease and
           Consent to Assignment of
           Lease dated August 30, 1994

      (j)  Amendment No. 1  to           Report  on Form  10-K  for  the  year
           Promissory Note dated May     ended  December  31, 1994 and page 99
           31, 1994                      (Comm. File No. 0-1469)

(21)       Subsidiaries of the           Report on Form 10-K for the year ended
           registrant                    December 31, 1994 and page 100 (Comm.
                                         File No. 0-1469)

(23)       Consent of Coopers &          Report  on Form  10-K  for  the  year
           Lybrand, Independent          ended  December 31, 1994 and page 101
           Accountants                   (Comm. File No. 0-1469)

(99)       Names and addresses of        Report on Form  10-K/A-1 for the year
           certain shareholders of the   ended  December  31,  1994 and page 7
           Company who are parties to    (Comm. File No. 0-1469)
           the Third Supplemental
           Stockholder Agreement