Form 10-Q/A
period 1995-03-31
CHURCHILL DOWNS INC
filed 1995-05-31
CIK 20212

10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995

                                                 OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________________to______________________
Commission file number                                0-1469

                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

KENTUCKY                                                          61-0156015
(State or other jurisdiction of                                 (I.R.S Employer
incorporation or organization)                               Identification No.)


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

                          CHURCHILL DOWNS INCORPORATED

                                   I N D E X


                                                                          PAGES

PART I.  FINANCIAL INFORMATION

        ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets, March 31, 1995,
                 December 31, 1994 and March 31, 1994                        3

                 Condensed Consolidated Statements of Operations and
                 Retained Earnings for the three months ended
                 March 31, 1995 and 1994                                     4

                 Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1995 and 1994                  5

                 Condensed Notes to Consolidated Financial Statements      6-7

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-14

PART II.  OTHER INFORMATION AND SIGNATURES

        ITEM 6.Exhibits and Reports on Form 8-K                             15

        Signatures                                                          16




                          CHURCHILL DOWNS INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           MARCH 31,     DECEMBER 31,           MARCH 31,
        ASSETS                                              1995             1994                1994
                                                       -------------    -------------        ------------
Current assets:
  Cash and cash equivalents                              $ 4,347,999      $ 2,521,033         $ 4,273,381
  Refundable income taxes                                  1,189,992               --           1,598,260
  Accounts receivable                                      1,014,082        2,277,218           1,188,532
  Other current assets                                       948,899          741,560             975,054
                                                         ------------     ------------       ------------
        Total current assets                               7,500,972        5,539,811           8,035,227

Other assets                                               5,002,391        5,058,524           5,138,612

Racing plant and equipment                                92,466,674       89,537,701          68,621,292
Less accumulated depreciation                            (30,984,865)     (29,960,196)        (27,724,439)
                                                         -----------      -----------         -----------
                                                          61,481,809       59,577,505          40,896,853
                                                         -----------      -----------         -----------
                                                         $73,985,172      $70,175,840         $54,070,692
                                                         ===========      ===========         ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         $  9,343,121      $   722,235         $   679,465
  Accounts payable                                         7,202,391        4,567,292           3,421,565
  Accrued expenses                                         1,189,927        2,347,668           1,417,278
  Dividends payable                                               --        1,891,759                  --
  Deferred revenue                                         9,769,565        6,142,111           9,368,132
                                                        ------------     ------------         -----------
        Total current liabilities                         27,505,004       15,671,065          14,886,440

Notes payable                                              1,198,059        7,961,079           1,164,431
Outstanding mutuel tickets (payable to Common-
  wealth of Kentucky after one year)                       1,522,658        1,523,600             939,140
Deferred compensation                                      1,041,929          690,178             687,444
Deferred income taxes                                      2,248,000        2,248,000           1,534,000
Minority interest                                            104,000           78,771                  --
Stockholders' equity:
  Preferred stock, no par value;
   authorized, 250,000 shares; issued, none
  Common stock, no par value; authorized, 10MM
   shares, issued 3,784,605 shares, March 31, 1995
   and 3,783,318 shares, December 31, 1994 and
   3,773,930 shares, March 31, 1994                        3,504,388        3,437,911           2,977,911
 Retained earnings                                        37,403,350       39,175,627          32,696,242
 Deferred compensation costs                                (477,216)        (545,391)           (749,916)
 Note receivable for common stock                            (65,000)         (65,000)            (65,000)
                                                        ------------     ------------        ------------
                                                          40,365,522       42,003,147          34,859,237
                                                         -----------      -----------         -----------
                                                         $73,985,172      $70,175,840         $54,070,692
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





                          CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                       1995              1994
                                                   ------------      -----------
Cash flows from operating activities:
  Net loss                                         $( 1,772,277)    $( 2,204,791)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Depreciation and amortization                       1,100,444           902,400

  Increase  (decrease) in cash  resulting
    from changes in operating  assets and
    liabilities, net of effects from acquisitions:
      Refundable income taxes                        (1,189,992)       (3,091,000)
      Accounts receivable                             1,263,137         2,527,670
      Other current assets                             (207,339)         (292,300)
      Deferred revenue                                3,979,205         1,233,395
      Accounts payable and accrued expenses           1,476,316           279,323
      Other                                            (238,876)       (1,068,272)
                                                     -----------       -----------
          Net cash provided(used) by
            operating activities                      4,410,618        (1,713,575)
                                                    -----------       ------------
 Cash flows from investing activities:
     Acquisitions of Anderson Park, net
       of note payable of $1.1 MM                            --          (850,000)
     Additions to racing plant and equipment, net    (2,928,973)       (2,393,795)

       Net cash used in investing activities         (2,928,973)       (3,243,795)
                                                     ----------       -----------

Cash flows from financing activities:
  Increase in bank note payable, net                  2,236,980                --
  Dividend paid                                      (1,891,659)       (1,886,965)
                                                    -----------       -----------
      Net cash provided (used) in financing
        activities                                      345,321        (1,886,965)
                                                     ----------       -----------
Net increase (decrease) in cash and
  cash equivalents                                    1,826,966        (6,844,335)
Cash and cash equivalents, beginning of period        2,521,033        11,117,716
                                                    -----------       -----------
Cash and cash equivalents, end of period            $ 4,347,999       $ 4,273,381
                                                    ===========       ===========

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
  Interest                                          $   121,965       $        --
  Income taxes                                      $        --       $ 1,550,000

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

        During the three months ended March 31, 1994 the Company conducted simulcast receiving wagering for 202 days. The Company operated simulcast wagering at its Sports Spectrum site for 68 days during the quarter, compared to 53 days in 1994. Through its subsidiary, Hoosier Park L.P., which opened September 1, 1994, and an off-track wagering facility which opened January 25, 1995, the Company conducted simulcast wagering for 134 days.

        On July 22, 1994 the Company commenced wagering on full race cards simulcast from tracks outside Kentucky, commonly referred to as whole card simulcasting. Previously, this activity was not allowed under Kentucky law. The company anticipates continuing whole card simulcasting in the future.

        2. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the period ended December 31, 1994 for further information. The accompanying financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

                          CHURCHILL DOWNS INCORPORATED
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


      The company operated as a receiving track for intertrack/simulcasting as follows:

                                           INTERTRACK/SIMULCAST RECEIVING

                                      Three Months                   Three Months
                                    Ended March 31,                Ended March 31,
                                        1995                           1994
                                  ------------------             -----------------
                                                                                            INCREASE
KENTUCKY                             68 RACING DAYS                 53 RACING DAYS          15 DAYS
- --------                             --------------                 --------------          -------
      Attendance                            167,010                        125,875           41,135
      Handle                            $38,371,523                    $22,788,419      $15,583,104
      Average daily attendance                2,456                          2,375              81
      Average daily handle                 $564,287                       $429,970         $134,317
      Per capita handle                     $229.76                        $181.04           $48.72

INDIANA                             134 RACING DAYS                -0- RACING DAYS         134 DAYS
- -------                             ---------------                ---------------         --------
      Attendance                             75,733                             --           75,733
      Handle                            $22,059,377                             --      $22,059,377
      Average daily attendance                  565                             --              565
      Average daily handle                 $164,622                             --         $164,622
      Per capita handle                     $291.28                             --          $291.28

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

                                                    OPERATING REVENUE SUMMARY

                                Three Months               Three Months              1995 VS 1994
                                    Ended        % To        Ended        % To       $          %
                                   March 31,     Total      March 31,     Total
                                   1995         Revenue       1994       Revenue   Change     Change
                              --------------    -------    -----------   -------   ------     ------
Pari-Mutuel Revenue:
  Intertrack/Simulcast-Receiving  $3,676,207        88%    $1,937,955     80%  $1,738,252      90%
  Indiana Operations               3,868,197        45%            --      0%   3,868,197     100%
                                 -----------       ----   -----------    ----   ---------     ----
                                   7,544,404        88%     1,937,955     80%   5,606,449     289%

Admission & Seat Revenue             308,763         4%       221,533      9%      87,230      39%

License, Rights, Broadcast
  & Sponsorship Fees                 106,068         1%        13,882      1%      92,186     664%

Concession Commission                128,825         1%       112,132      5%      16,693      15%

Program Revenue                      368,080         4%       126,941      5%     241,139     190%

Other                                156,467         2%        13,589      1%     142,878    1051%
                                 -----------      -----   -----------   -----  ----------    -----
                                  $8,612,607       100%    $2,426,032    100%  $6,186,575     255%
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

                                                      MEETING EXPENSE SUMMARY

                             Three Months             Three Months
                                Ended        % To         Ended       % To         1995 VS. 1994
                               March 31,    Total        March 31,    Total          $          %
                               1995         Expense       1994       Expense      Change     Change
                             ------------   -------     ----------   -------    ---------    ------
Purses:
  Intertrack/Simulcast-
    Receiving                 $ 1,399,511       34%     $  867,495       34%   $  532,016       61%
  Indiana Operations            1,102,969       15%             --        --    1,102,969      100%
                                ---------       ---     ----------    ------   ----------      ----
                                2,502,480       34%        867,495       34%    1,634,985      188%

Wages and Contract  Labor       2,100,447       28%      1,028,054       40%    1,072,393      104%
 Advertising, Marketing
  & Publicity                     165,467        2%        120,253        5%       45,214       38%

Racing Relations
  & Services                       68,579        1%         35,502        1%       33,077       93%

Totalisator Expense               135,141        2%         39,190        2%       95,951      245%

Simulcast Host Fee              1,499,635       20%             --        --    1,499,635      100%

Audio/Video & Signal
  Distribution Expense            215,531        3%         62,374        2%      153,157      246%

Program Expense                   292,244        4%         60,420        2%      231,824      384%

Derby expansion area              172,224        2%        148,460        6%       23,764       16%

Other meeting expense             239,410        3%        226,667        8%       12,743        6%
                             ------------     -----   ------------     -----  -----------      ----
                              $ 7,391,158      100%    $ 2,588,415      100%   $4,802,743      186%
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

                                              SELLING, GENERAL AND ADMINISTRATIVE

                             Three Months             Three Months
                               Ended         % To        Ended        % To          1995 VS. 1994
                                March 31,    Total       March 31,    Total          $          %
                               1995         EXPENSE        1994      EXPENSE      CHANGE     CHANGE
                         ----------------   -------  --------------- -------      ------     ------
Wages, Benefits,
  Payroll, Taxes and
  Contract Labor              $ 1,327,550       33%    $ 1,137,160       32%   $  190,390       17%

Depreciation and
  Amortization                  1,100,444       27%        902,400       25%      198,044       22%

Insurance                         438,279       11%        359,359       10%       78,920       22%

Maintenance                       220,985        5%        325,581        9%     (104,595)     -32%

Utilities                         429,614       11%        300,955        8%      128,659       43%

Marketing & Community
  Relations                       230,874        5%         90,556        3%      140,318      155%

Taxes and License Fees             97,203        2%          8,386        --       88,817     1059%

Professional Fees                 197,457        5%         70,949        2%      126,507      178%

Business Development               31,173        1%        299,769        8%     (268,596)     -90%

Other                              10,744        0%         70,322        2%      (59,578)     -85%
                              -----------     -----   ------------     -----   -----------    -----

                              $ 4,084,323      100%    $ 3,565,437      100%   $  518,886       15%
                              ===========      ====    ===========      ====   ===========     ====


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


                                               OTHER INCOME AND EXPENSE

                             Three Months             Three Months
                                Ended        % To        Ended          % To        1995 VS. 1994
                                March 31,    Total       March 31,    Total          $          %
                                 1995       EXPENSE      1994        EXPENSE       CHANGE    CHANGE
                             ------------   -------   ------------   -------       ------    ------
Interest Income               $   29,976        30%     $   55,426       53%    $( 25,450)     -46%

Miscellaneous, net                69,215        70%         50,027       47%       19,188      -36%
                              ----------       ----     ----------      ----    ---------     -----
                              $   99,191       100%      $ 105,453      100%    $(  6,262)      -6%
                              ===========      ====      =========      ====    ==========   ======

Interest Expense               $(154,594)      100%       $(8,424)      100%      $146,170    1735%
                               ==========      ====       ========      ====      ========    =====


SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1994 TO MARCH 31, 1995

               The increase in cash balances reflect the collection of advance ticket sales for the Kentucky Derby and Oaks, as well as cash balances maintained for operations at the Company's Indiana locations.

               Accounts receivable at December 31, 1994 were $1,263,136 higher than of March 31, 1995 due to the Fall meeting purse supplement due from the State and intertrack horse settlements which were received in early January, 1995, partially offset by collection of advance ticket sales for the Kentucky Derby.

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

LIQUIDITY AND CAPITAL RESOURCES

               Working capital for the three months ended March 31, 1995 and March 31, 1994 is as follows:

                                                          MARCH  31

                                                  1995                  1994
Working capital deficit                     $(20,004,032)           $(6,851,213)
Working capital ratio                            .27 to 1               .54 to 1

               Working capital is primarily a result of the nature and seasonality of the Company's business. Cash flows provided (used) by operations were $4,410,618 for the three months ended March 31, 1995; $11,399,973 for the twelve months ended December 31, 1994; and $(1,713,575) for the three months ended March 31, 1994. Management believes cash flows from operations during 1995 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the racing plant and equipment which are expected to be between $6,000,000 and $11,000,000. The primary capital improvement planned for 1995 is the addition of Thoroughbred racing facilities at Hoosier Park. Hoosier Park will host its first Thoroughbred race meet for 42 days from September 1, 1995 and October 28, 1995.

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



        May 31, 1995                        /S/Thomas H. Meeker
                                            ------------------------------------
                                            Thomas H. Meeker
                                            President



        May 31, 1995                        /S/Vicki L. Baumgardner
                                            ------------------------------------
                                            Vicki L. Baumgardner, Treasurer
                                            (Principal Financial and
                                             Accounting Officer)