Form 10-Q/A
period 1995-03-31
CHURCHILL DOWNS INC
filed 1995-07-13
CIK 20212

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



         July 13, 1995                       /s/Thomas H. Meeker
                                             -----------------------------------
                                             Thomas H. Meeker
                                             President



         July 13, 1995                       /s/Vicki L. Baumgardner
                                             -----------------------------------
                                             Vicki L. Baumgardner, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)