Form 10-Q
period 1995-06-30
CHURCHILL DOWNS INC
filed 1995-08-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1995

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

                                  Yes   X     No______

The number of shares outstanding of registrant's common stock at August 10, 1995 was 3,784,605 shares.

                          CHURCHILL DOWNS INCORPORATED

                                   I N D E X


                                                                         PAGES

PART I.  FINANCIAL INFORMATION

        ITEM 1.Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheets, June 30, 1995,
               December 31, 1994 and June 30, 1994                         3

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the six months ended
               June 30, 1995 and 1994                                      4

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the three months ended
               June 30, 1995 and 1994                                      5

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1995 and 1994                     6

               Condensed Notes to Consolidated Financial Statements      7-8

        ITEM 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-17

PART II.  OTHER INFORMATION AND SIGNATURES

        ITEM 6.Exhibits and Reports on Form 8-K                           18

        ITEM 4.Submission of Matters To a Vote of Security Holders        19

        Signatures                                                        20


                                        CHURCHILL DOWNS INCORPORATED
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                           JUNE 30,      DECEMBER 31,           JUNE 30 ,
        ASSETS                                              1995             1994               1994
                                                       -------------    -------------       ------------
Current assets:
  Cash and cash equivalents                             $ 10,272,264      $ 2,521,033         $14,775,328
  Accounts receivable                                      4,302,240        2,277,218           3,451,579
  Other current assets                                       611,205          741,560             362,800
                                                        ------------      ------------        -----------
        Total current assets                              15,185,709        5,539,811          18,589,707

Other assets                                               4,965,548        5,058,524           6,355,601
Racing plant and equipment                                95,471,966       89,537,701          74,537,939
Less accumulated depreciation                            (32,027,423)     (29,960,196)        (28,351,660)
                                                         -----------      -----------         -----------
                                                          63,444,543       59,577,505          46,186,279
                                                         -----------      -----------         -----------
                                                         $83,595,800      $70,175,840         $71,131,587
                                                         ===========      ===========         ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $   444,154      $   722,235         $   673,973
  Accounts payable                                        13,530,601        4,567,292          10,220,360
  Accrued expenses                                         1,876,711        2,347,668           2,950,827
  Dividends payable                                               --        1,891,759                  --
  Income taxes payable                                     5,459,008               --           4,705,259
  Deferred revenue                                         1,028,579        6,142,111           1,812,317
                                                        ------------     ------------         -----------
        Total current liabilities                         22,339,053       15,671,065          20,362,736
Notes payable                                              4,198,059        7,961,079           1,164,431
Outstanding mutuel tickets (payable to Common-
  wealth of Kentucky after one year)                       2,480,499        1,523,600             795,395
Deferred compensation                                      1,082,480          690,178             727,995
Deferred income taxes                                      2,248,000        2,248,000           2,684,000
Minority interest                                            163,800           78,771                  --
Stockholders' equity:
  Preferred stock, no par value;
   authorized, 250,000 shares; issued, none
  Common stock, no par value; authorized, 10Million
   shares, issued 3,784,605 shares, June 30, 1995
   and 3,783,318 shares, December 31, 1994 and
   3,773,930 shares, June 30, 1994                         3,504,388        3,437,911           2,977,911
  Retained earnings                                       48,053,562       39,175,627          43,165,860
  Deferred compensation costs                               (409,041)        (545,391)          (681,741)
  Note receivable for common stock                           (65,000)         (65,000)            (65,000)
                                                        ------------     ------------        ------------
                                                          51,083,909       42,003,147          45,397,030
                                                         -----------      -----------         -----------
                                                         $83,595,800      $70,175,840         $71,131,587
                                                         ===========      ===========         ===========

The accompanying notes are an integral part of the financial statements.


                                        CHURCHILL DOWNS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              for the six months ended June 30, 1995 and 1994
                                                (Unaudited)


                                                           SIX MONTHS ENDED JUNE 30
                                                           1995               1994
Gross meeting revenues                                  $57,947,743        $42,394,752
Direct meeting expenses                                  33,157,347         21,139,923
                                                       ------------       ------------

        Gross profit from meetings                       24,790,396         21,254,829

Selling, general and administrative                      10,007,679          7,854,264
                                                       ------------        -----------

        Operating income                                 14,782,717         13,400,565
                                                       ------------        -----------

Other income and expense:
  Interest income                                            96,943            109,633
  Interest expense                                         (356,732)           (22,914)
  Miscellaneous, net                                         98,007            124,543
                                                       ------------       ------------
                                                           (161,782)           211,262
                                                      -------------       ------------

        Earnings before income taxes                     14,620,935         13,611,827

Federal and state income taxes                            5,743,000          5,347,000
                                                        -----------       ------------

        Net earnings                                      8,877,935          8,264,827

Retained earnings, beginning of period                   39,175,627         34,901,033
                                                       ------------       ------------

Retained earnings, end of period                        $48,053,562        $43,165,860
                                                        ===========        ===========

Net earnings per share (based on weighted                   $ 2.34             $ 2.19
                                                            ======             ======
  average shares outstanding of
  3,785,180 and 3,778,691,
  respectively)



The accompanying notes are an integral part of the financial statements.




                                        CHURCHILL DOWNS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             for the three months ended June 30, 1995 and 1994
                                                (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30
                                                      1995               1994
Gross meeting revenues                             $49,335,136        $39,968,720
Direct meeting expenses                             25,766,189         18,551,508
                                                  ------------       ------------

        Gross profit from meetings                  23,568,947         21,417,212

Selling, general and administrative                  5,923,356          4,288,827
                                                  ------------        -----------

        Operating income                            17,645,591         17,128,385
                                                  ------------        -----------

Other income and expense:
  Interest income                                       66,967             54,207
  Interest expense                                    (202,138)           (14,490)
  Miscellaneous, net                                    28,792             74,516
                                                  ------------       ------------
                                                      (106,379)           114,233
                                                  ------------       ------------

        Earnings before income taxes                17,539,212         17,242,618

Federal and state income taxes                       6,889,000          6,773,000
                                                   -----------       ------------

        Net earnings                                10,650,212         10,469,618

Retained earnings, beginning of period              37,403,350         32,696,242
                                                  ------------       ------------

Retained earnings, end of period                   $48,053,562        $43,165,860
                                                   ===========        ===========

Net earnings per share (based on weighted              $ 2.81             $ 2.77
                                                       ======             ======
  average shares outstanding of
  3,785,525 and 3,778,691,
  respectively)



The accompanying notes are an integral part of the financial statements.



                          CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                       1995              1994
                                                   ------------      --------
Cash flows from operating activities:
  Net income                                       $  8,877,935      $  8,264,827
  Adjustments to reconcile net earning to
    net cash provided by operating activities:
  Depreciation and amortization                       2,225,496         1,604,750
  Increase (decrease) in cash resulting from
    changes in operating assets and liabilities,
    net of effects from acquisitions:
      Accounts receivable                            (2,025,022)          264,623
      Other current assets                              130,355           319,955
      Income taxes payable                            5,459,008         3,212,519
      Deferred revenue                               (5,113,532)       (6,322,421)
      Deferred income taxes                                  --         1,265,000
      Accounts payable and accrued expenses           8,492,251         8,611,666
      Other                                           1,293,684        (2,515,900)
                                                     -----------       ----------
          Net cash provided by
             operating activities                    19,340,175        14,705,019
                                                     -----------       ----------

 Cash flows from investing activities:
     Acquisitions of Anderson Park, net
       of note payable of $1.1 Million                       --          (850,000)
     Additions to racing plant and equipment, net    (5,934,265)       (8,310,442)

       Net cash used in investing activities         (5,934,265)       (9,160,442)
Cash flows from financing activities:
  Decrease in bank note payable, net                 (3,763,020)               --
  Dividend paid                                      (1,891,659)       (1,886,965)
                                                     ----------       -----------
        Net cash (used) in financing activities      (5,654,679)       (1,886,965)
                                                     ----------       -----------
Net increase in cash and  cash equivalents            7,751,231         3,657,612
Cash and cash equivalents, beginning of period        2,521,033        11,117,716
                                                    -----------       -----------
Cash and cash equivalents, end of period            $10,272,264       $14,775,328
                                                    ===========       ===========

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
  Interest                                          $   301,451        $       --
  Income taxes                                      $   240,000        $1,260,000

        The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)


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

        2. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1994 for further information. The accompanying financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

        3. On January 26, 1994 the Company purchased Anderson Park, Inc. ("API") for approximately $1,950,000. API owned an Indiana Standardbred racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and, contemporaneously with the commencement of operations on September 1, 1994 the net assets of API were contributed to a newly formed partnership, Hoosier Park, L.P. in return for an 87% general partnership interest.

        4. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The rate in effect at June 30, 1995 was 6.85%. Borrowings are payable on January 31, 1997. There was $3.0 million outstanding at June 30, 1995. No borrowings were outstanding at June 30, 1994.

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intertrack wagering license from the former owners of the Sports Spectrum property. Interest has been imputed at 8%. At June 30, 1995, the balance of these notes was $481,000 net of an unamortized discount of $199,000. The notes require aggregate annual payments of $110,000 from September, 1993. As described in Note 5 any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

                          CHURCHILL DOWNS INCORPORATED
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
            for the six months ended June 30, 1995 and 1994 (cont'd)
                                  (Unaudited)


        5. On January 22, 1992, the Company acquired certain assets of Louisville Downs for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially all of the $1,000,000 hold back has been utilized as of June 30, 1995.

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

                          CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

          For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began to participate in intertrack simulcasting as a host track for all of its live races except those run on Kentucky Derby Day. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, Derby weekend accounted for approximately 28% of total on-track pari-mutuel wagering and 32% of total on-track attendance, for the 1995 Spring Meet. In July 1994, the Company began to participate in whole card simulcasting, whereby the Company began importing whole race cards or programs from host tracks located outside the state for pari-mutual wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

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

        In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the company is the leading thoroughbred racetrack in Kentucky.

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting.

        In Kentucky, the Company has been granted a license to conduct live racing during the period from April 29, 1995 through July 4, 1995, and from October 29, 1995 through November 25, 1995, for a total of 74 racing days. In Indiana, the Company commenced live racing on September 1, 1994 and conducted live racing 54 days during the year ended December 31, 1994. For 1995, the Company has received a license to conduct live racing for a total of 146 racing days, including 104 days of Standardbred racing from April 1, 1995 through August 20, 1995, and 42 days of Thoroughbred racing from September 1, 1995 through October 28, 1995.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


          The Company operated two live racing facilities and conducted simulcast wagering at four locations during the six month period ended June 30, 1995. The Company began its operations in Indiana September 1, 1994. The chart below summarizes the results of these operations.


                                              KENTUCKY                              INDIANA
                                   Six Months           Six Months                    Six Months
                                  Ended June 30,       Ended June 30,    Increase    Ended June 30,
                                      1995                  1994        (Decrease)        1995
                                  --------------       --------------   ----------   -------------
ON-TRACK
        Number of Race Days                   46                   46            0               66
        Attendance                       686,189              694,404          -1%           90,182
        Handle                       $88,436,906          $93,159,376          -5%       $8,798,255
        Average daily attendance          14,917               15,096          -1%            1,366
        Average daily handle          $1,922,541           $2,025,204          -5%         $133,307
        Per capita handle                $128.88              $134.16          -4%           $97.56

INTERTRACK/SIMULCAST HOST (SENDING)
        Number of Race Days                   46                   46           0                56
        Handle                      $137,265,922         $106,275,478          29%       $1,642,722
        Average daily handle          $2,984,042           $2,310,336          29%       $   29,334

INTERTRACK/SIMULCAST  RECEIVING
        Number of Race Days                   88                   75          13               332*
        Attendance                       219,065              181,116          21%          157,735
        Handle                       $50,947,048          $34,199,773          49%      $44,147,538
        Average daily attendance           2,489                2,415           3%              475
        Average daily handle            $578,944             $455,997          27%         $132,975
        Per capita handle                $232.57              $188.83          23%          $279.88

        *  The Company's Indiana operations include three separate simulcast wagering facilities.

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

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


               Churchill Downs, through its subsidiary, Hoosier Park, L.P., is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park at Anderson. Start-up costs incurred in Indiana during the first half of 1995 include improvements to Hoosier Park in anticipation of the track's inaugural Thoroughbred meet this Fall. Hoosier park has conducted two Harness race meets, as well as simulcast wagering, during its first year of operation. Since January, the Company also has opened off-track wagering facilities in Merrillville and Fort Wayne, Indiana. A third facility, slated to open in downtown Indianapolis in the Summer of 1995, will not open until the Fall. The opening of a fourth Indiana site has now been delayed until the first quarter of 1996 at the earliest.

               Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 225 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,100 persons are employed.

               Expenses resulting from the first full year of operation of the Sports Spectrum training center, a slight decline in profit margins due to a shift from wagering on live racing to interstate simulcast wagering, and start-up costs and delays in opening the Company's off-track wagering facilities in Indiana contributing to lower than expected profits from operations in Indiana are all expected to impact net income for the second half and full year. In addition, Churchill Downs will not host the Breeders' Cup this Fall as it did in 1994.

               Accordingly, in spite of strong first half performance, Churchill Downs currently expects that net income for 1995 will approximate 1994's record earnings of $1.63 per share.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 TO 1994

               Gross pari-mutuel revenue during the six months ended June 30, 1995 increased $13,417,193. The Company's new subsidiary Hoosier Park L.P. generated 69 percent, or $9,232,566 of the increase in pari-mutuel revenue which combined with admissions, concessions, programs, and other revenue totalled $10,257,000 in revenues. This is largely due to the live Standardbred race meet which began April 1, 1995 and continues through August 20, 1995 at Hoosier Park in Anderson, Indiana. This facility opened September 1, 1994 with live Standardbred racing for 54 days. Beginning January 1, 1995 at Hoosier Park, January 25th in Merrillville, Indiana and April 26th in Ft. Wayne, Indiana whole card simulcasting was conducted for a total of 332 operating days. Simulcasting has been well received in Indiana with an average daily handle of $132,975.

               The advent of whole card simulcasting in the state of Kentucky helped increase intertrack/simulcast receiving revenue by 68%. Whole card simulcasting was also largely responsible for the increase in program revenue due to 2 or more programs and racing forms being sold per day, coupled with 13 additional simulcast receiving days and higher average attendance. The Derby Expansion Area, referred to as Marquee Village, was up 22% largely due to the addition of a covered seating area near the racetrack's first turn. Other income increased primarily due to income from stall rental. The backside of Churchill Downs racetrack facility was closed during the first quarter of 1994 for maintenance and repair for the first time in several years.

                                                   OPERATING REVENUE SUMMARY

                                 Six Months                Six Months               1995 VS 1994
                                  Ended           % To     Ended       % To         $         %
                                 June 30,        Total    June 30,     Total
                                 1995           Revenue     1994      Revenue     Change    Change
                            --------------      -------  ---------    -------     ------    ------
Pari-Mutuel Revenue:
  On-track                       $14,244,632        25%   $13,398,802     32%  $  845,830       6%
  Intertrack-Host                  4,103,517         7%     3,239,418      8%     864,099      27%
  Simulcast Receiving             12,458,047        20%     2,930,404      7%   9,527,643     325%
  Simulcast Host                   6,149,341        11%     3,969,720      9%   2,179,621      55%
                               -------------        --- -------------     ---  ----------    -----
                                  36,955,537        63%    23,538,344     56%  13,417,193      57%

Admission & Seat Revenue          10,363,623        18%     9,861,228     23%     502,395       5%

License, Rights, Broadcast
  & Sponsorship Fees               5,326,281         9%     4,912,407     12%     413,874       8%

Concession Commission              1,720,339         3%     1,499,241      3%     221,098      15%

Program Revenue                    1,574,783         3%       917,789      2%     656,994      72%

Derby Expansion Area               1,015,940         2%       832,050      2%     183,890      22%

Other                                991,240         2%       833,693      2%     157,547      19%
                               -------------      ----- -------------   ----- -------------  -----
                                 $57,947,743       100%   $42,394,752    100% $15,552,991      37%
                                 ===========       ====   ===========    ==== ===========     ====

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


               Direct meeting expenses increased $12,017,424 during the six month period. This increase is primarily due to the live and simulcasting operations at Hoosier Park combined with the opening of the Merrillville and Ft. Wayne off-track wagering facilities. The largest single increase in meet expenses are the higher purses which are a direct result of increased handle from whole card simulcasting in Kentucky and Indiana. Purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Whole card simulcasting and Hoosier Park operations were also primarily responsible for increased wages, advertising and marketing, audio, video and signal distribution, program sales and other. Wages and contract labor increased due to additional days and hours of operation related to whole card simulcasting at Sports Spectrum and Hoosier Park. The simulcast host fee is the amount paid to the host track in exchange for receiving the tracks races. This new expense is based on handle, and is directly related to the $9.6 million increase in simulcasting revenue. Other meet expense rose by $435,917, due to expenses at Hoosier Park of $609,572.

                                                           MEETING EXPENSE SUMMARY

                               Six Months               Six Months
                                Ended        % To       Ended         % To         1995 VS. 1994
                                June 30,    Total        June 30,     Total          $          %
                               1995         Expense       1994       Expense      Change     Change
                         ----------------   -------     ----------   -------      ------     ------
Purses:
  On-track                     $7,733,485       23%     $7,188,636       34%     $544,849        8%
  Intertrack-Host               2,022,319        6%      1,442,880        7%      579,439       40%
  Simulcast- Receiving         4,056, 701       12%      1,289,378        7%    2,767,323      215%
  Simulcast-Host                2,860,267        9%      2,021,832       10%      838,435       41%
                            -------------      ----  -------------       --- -------------    -----
                              $16,672,772       50%    $11,942,726       58%   $4,730,046       40%

Wages and Contract  Labor       8,042,109       24%      4,951,879       24%    3,090,230       62%
 Advertising, Marketing
  & Publicity                     946,973        3%      1,075,477        5%     (128,504)     -12%

Racing Relations
  & Services                      587,019        2%        642,073        3%      (55,054)      -9%

Totalisator Expense               499,823        2%        262,271        1%      237,552       91%

Simulcast Host Fee              2,424,067        7%             --        --    2,424,067      100%

Audio/Video & Signal
  Distribution Expense          1,204,849        4%        554,854        3%      649,995      117%

Program Expense                 1,053,745        3%        510,843        2%      542,902      106%

Derby expansion area              402,713        1%        312,440        1%       90,273       29%

Other meeting expense           1,323,277        4%        887,360        3%      435,917       49%
                             ------------     -----  -------------     ----- ------------      ----
                              $33,157,347      100%    $21,139,923      100%  $12,017,424       57%
                              ===========      ====    ===========      ====  ===========      ====

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


               Selling, general and administrative expenses rose $2,064,792. Wages, benefits, payroll taxes and contract labor were higher primarily due to Hoosier Park and personnel additions principally related to the growth in simulcast operations. Depreciation and insurance increases are due to the addition of the Hoosier Park facility. Taxes and license fees have increased primarily due to property taxes at Hoosier Park. Professional fees are up $120,794 which is primarily attributable to legal and accounting expenses incurred at Hoosier Park. In 1994, business development expenses were principally related to the Company's unsuccessful efforts to obtain a racing license in Virginia.

                                              SELLING, GENERAL AND ADMINISTRATIVE

                              Six Months               Six Months
                               Ended         % To        Ended        % To          1995 VS. 1994
                               June 30,      Total      June 30,     Total          $          %
                               1995         Expense        1994      Expense      Change     Change
                         ----------------   -------    -----------   -------      ------     ------
Wages, Benefits,
  Payroll, Taxes and
  Contract Labor               $2,910,035       29%     $2,502,755       32%   $  407,280       16%

Depreciation and
  Amortization                  2,225,496       22%      1,468,399       19%      757,097       52%

Insurance                         826,701        8%        709,394        9%      117,307       17%

Maintenance                       871,338        9%        906,593       11%     ( 35,255)      -4%

Utilities                         957,959       10%        664,911        8%      293,048       44%

Marketing & Community
  Relations                       609,948        6%        173,644        2%      436,304      251%

Taxes and License Fees            436,329        4%        356,008        4%       80,321       23%

Professional Fees                 363,843        4%        243,049        3%      120,794       50%

Business Development               93,657        1%        391,078        5%     (297,421)     -76%

Other                             712,373        7%        527,056        7%      185,317       35%
                              -----------      ----   ------------     -----   -----------    -----
                              $10,007,679      100%     $7,942,887      100%   $2,064,792       26%
                              ===========      ====     ==========      ====   ===========     ====

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


               Other income decreased by $23,467 due primarily to reduced income on investments resulting from lower average invested cash requirements associated with the construction of Hoosier Park and the Merrillville and Ft. Wayne simulcast facilities. Interest expense increased in 1995 as a result of borrowing against the Company's line of credit after normal cash reserves were used for the Indiana facilities.


                                                       OTHER INCOME AND EXPENSE

                               Six Months               Six Months
                                Ended        % To       Ended           % To         1995 VS. 1994
                                 June 30,    Total        June 30,    Total          $          %
                                 1995       Expense        1994      Expense       Change    Change
                               ----------   -------     ----------   -------       ------    ------
Interest Income               $   96,943        51%     $  109,633       51%    $( 12,690)     -12%

Miscellaneous, Other Income       94,535        49%        105,312       49%      (10,777)     -10%
                             -----------      -----     ----------      ----   -----------     ----
                              $  191,478       100%      $ 214,945      100%    $ (23,467)     -11%
                              ===========      ====      =========      ====    ==========   ======

Interest Expense                $ 356,732      100%        $22,914      100%      $333,818    1457%
                                =========      ====        =======      ====      ========    =====


COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 1995 TO THREE MONTHS ENDED JUNE 30,
1994

               Gross revenues from operations increased $9.4 million due mostly to our new Indiana operations. Hoosier Park and its off-track wagering facilities generated $6.2 million in revenue in the second quarter. Likewise Churchill Downs revenues increased by $3.2 million during the quarter due primarily to record total wagering on Kentucky Derby and Kentucky Oaks Days, combined with substantial growth in interstate simulcasting of Churchill Downs' racing. Attendance for the Oaks and Derby was up 10% and wagering for the two days was up 7% compared to the prior year.

               Operating expenses also increased primarily due to purses, which are directly related to pari-mutuel revenue. Selling, general and administrative costs increased $1.6 million primarily due to the expenses incurred at Hoosier Park, including $325,000 in marketing expenses.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 TO THREE MONTHS ENDED MARCH 31, 1995

               Gross revenues from race meetings increased $49.3 million primarily due to the live racing at Churchill Downs which accounted for $45.2 million. Churchill Downs second quarter included 46 live racing days versus no live racing during the three months ended March 31, 1995. Operating expenses increased $25.8 million also due to the live racing days. These increases were offset somewhat by 88 fewer intertrack receiving days at the Sports Spectrum during the quarter.

               Selling, general and administrative costs for the second quarter of 1995 were $5.9 million, up from $4.1 million in the quarter ended March 31, 1995. The largest increases were in the areas of marketing as both the Kentucky and Indiana operations began their live race meets in April, combined with higher wages, maintenance and utility costs. Property taxes were also up significantly due to a partial assessment that occurs in Kentucky during June.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1994 TO JUNE 30, 1995

               The cash balances at June 30, 1995 were $7,751,231 higher than December 31, 1994 due to the cash generated during 46 live race days at Churchill Downs, principally Kentucky Derby and Oaks weekend, and 66 live race days at Hoosier Park. Cash balances during May and June are historically at the highest levels of the year.

               Accounts receivable at June 30, 1995 were $2,025,022 higher than of December 31, 1994 due to the Spring meeting purse supplement due from the State of Kentucky, Kentucky Derby activity related receivables and interstate simulcasting settlements which were received in July an August, 1995.

               Racing plant & equipment increased during the quarter, primarily due to continued investment at Hoosier Park in preparation for the 1995 Thoroughbred meet and the opening of the OTB facility in Ft. Wayne, Indiana. Hoosier Park began its 1994 harness meet on April 1, 1995 and will run Indiana's first Thoroughbred meet beginning in September 1995.

               Accounts payable and accrued expenses at June 30, 1995 were $8,492,352 higher than at December 31, 1994 due to horsemen's balances for the live race meeting at Churchill Downs. Such balances for the Fall 1994 race meeting had been paid by December 31, 1994.

               Deferred revenue is lower at June 30, due to the significant amount of admission and seat revenue that was received in advance and recognized as income for the May 1995 Kentucky Derby and Oaks.

               At December 31, 1994 the Company had dividends payable of $1,891,759 related to the annual dividend payment payable on January 15, 1995 which was declared at the November 17, 1994 Board of Directors meeting.

               Income taxes payable at June 30, 1995 relate to the estimated expense due for the six month period. Due to the seasonality of the business related to the Spring race meeting, the second quarter of the year is the highest in earnings and related taxes.

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET JUNE 30, 1994 TO JUNE 30, 1995

               Cash balances at June 30, 1995 are $4,503,064 below June 30, 1994 principally due to payments for construction for the training facility at the Sports Spectrum property and the wagering facilities in northern and central Indiana.

               Accounts receivable at June 30, 1995 were up due to interstate simulcasting and the increased number of outlets for the spring race meeting.

               Racing plant & equipment increased during the year by $20,934,027. The Company's Indiana facilities accounted for more than $16 million, the majority at the Hoosier Park race track. In addition, capital improvements at the Sports Spectrum including new barns and a backside stabling and training operation were responsible for over $3.5 million.

               Accounts payable and accrued expenses increased by $2,067,539 primarily due to the amount payable related to the Hoosier Park construction, and the settlement liability related to whole card simulcasting.

LIQUIDITY AND CAPITAL RESOURCES

               Working capital for the six months ended June 30, 1995 and June 30, 1994 is as follows:

                                                          JUNE  30
                                              -------------------------------
                                                  1995                  1994
                                                  ----                  ----
Working capital deficiency                  $( 7,153,344)           $(1,773,028)
Working capital ratio                            .68 to 1               .91 to 1

               The working capital deficiency is primarily a result from the nature and seasonality of the Company's business. Cash flows provided (used) by operations were $19,273,698 for the six months ended June 30, 1995; $11,399,973 for the twelve months ended December 31, 1994; and $14,705,019 for the six months ended June 30, 1994. Management believes cash flows from operations during 1995 and funds available under the company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the racing plant and equipment which are expected to be between $6,000,000 and $11,000,000. The primary capital improvement planned for 1995 is the addition of Thoroughbred racing facilities at Hoosier Park. Hoosier Park will host its first Thoroughbred race meet for 42 days from September 1, 1995 through October 28, 1995.

               Cash flow from operations funded $850,000 of the Anderson Park, Inc. stock purchase in January 1994. Similarly, cash flow from operations and, as necessary, funds available under the unsecured line of credit were used to fund the construction of the Hoosier Park racing facility in Anderson, Indiana. The Company expects to fund up to $6 million to construct two additional satellite wagering facility sites approved by the Indiana Horse Racing Commission and $3.1 million to construct improvements to allow for Thoroughbred racing at Hoosier Park.

               The Company has a $20,000,000 unsecured line-of-credit available with $17 million available at June 30, 1995 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                          CHURCHILL DOWNS INCORPORATED

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               A.     Not applicable

               B. During the quarter ending June 30, 1995, no Form 8-K's were filed by the Company.

                          CHURCHILL DOWNS INCORPORATED

                          PART III. OTHER INFORMATION


Item 4.  Submission of Matters To a Vote of Security Holders

               The registrant's 1995 Annual Meeting of Shareholders was held on June 15, 1995. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                         Votes For     Votes Withheld

         CLASS II DIRECTORS:

Catesby W. Clay                          3,065,885          19,998

J. David Grissom                         3,065,742          20,141

Seth W. Hancock                          3,065,348          20,535

Frank B. Hower, Jr.                      3,062,533          23,350

W. Bruce Lunsford                        3,064,872          21,011

     CLASS I DIRECTOR:

G. Watts Humphrey, Jr.                   3,060,852          25,031

     CLASS III DIRECTOR:

Thomas H. Meeker                         3,065,298          20,585

               A proposal (Proposal No.3) to approve the minutes of the 1994 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 3,059,267 shares were voted in favor of the proposal; 17,922 were voted against; and 8,694 abstained.

               A total number of  shares of  common  stock  outstanding   as  of
April 20, 1995, the record date of the Annual Meeting of Shareholders, was 3,783,318.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



        May 14, 1995                        /S/THOMAS H. MEEKER
                                            Thomas H. Meeker
                                            President



        May 14, 1995                        /S/VICKI L. BAUMGARDNER
                                            Vicki L. Baumgardner, Treasurer
                                            (Principal Financial and
                                             Accounting Officer)