Form 10-Q
period 1995-09-30
CHURCHILL DOWNS INC
filed 1995-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1995

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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at November 9, 1995 was 3,784,605 shares.


                                   1 of 20

                         CHURCHILL DOWNS INCORPORATED

                                   I N D E X


                                                                       PAGES

PART I.  FINANCIAL INFORMATION

      ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets,
                  September 30, 1995, December 31, 1994 and
                  September 30, 1994                                       3

                  Condensed Consolidated Statements of Operations and Retained Earnings for the nine months ended
                  September 30, 1995 and 1994                              4

                  Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended
                  September 30, 1995 and September 30, 1994                5

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1995 and 1994    6

                  Condensed Notes to Consolidated Financial Statements   7-8

      ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-18

PART II.  OTHER INFORMATION AND SIGNATURES

      ITEM 6.     Exhibits and Reports on Form 8-K                        19

      Signatures                                                          20






                                   2 of 20

                         CHURCHILL DOWNS INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                         SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
 ASSETS                                       1995          1994           1994
                                         ------------- -----------  ------------
Current assets:
 Cash and cash equivalents                 $ 3,597,668 $ 2,521,033  $ 6,323,603
 Accounts receivable                         1,226,462   2,277,218      862,856
 Other current assets                          814,263     741,560      710,660
                                           ----------- -----------  -----------
   Total current assets                      5,638,393   5,539,811    7,897,119

Other assets                                 4,821,299   5,058,524    5,920,339

Racing plant and equipment                  97,137,205  89,537,701   84,794,379
Less accumulated depreciation              (33,121,064)(29,960,196) (29,162,379)
                                           ----------- -----------  -----------
                                            64,016,141  59,577,505   55,632,000
                                           ----------- -----------  -----------
                                           $74,475,833 $70,175,840  $69,449,458
                                           =========== ===========  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                           $     425,213 $   722,235  $ 6,078,458
  Accounts payable                           7,358,218   4,567,292    5,684,132
 Accrued expenses                            1,577,186   2,347,668    1,865,193
 Dividends payable                                  --   1,891,759           --
 Income taxes payable                        1,636,008          --    1,015,308
 Deferred revenue                            1,428,016   6,142,111    3,972,602
                                          ------------ -----------  -----------
   Total current liabilities                12,424,641  15,671,065   18,615,693

Notes payable                                7,088,059   7,961,079    1,105,772
Outstanding mutuel tickets (payable to
 Commonwealth of Kentucky after one year)    2,517,399   1,523,600    1,923,794
Deferred compensation                        1,056,554     690,178      768,546
Deferred income taxes                        2,248,000   2,248,000    2,684,000
Minority interest                              163,800      78,771      220,910

Stockholders' equity:
 Preferred stock, no par value; authorized,
   250,000 shares; issued, none
 Common stock, no par value;  authorized,
   10,000,000  shares,  issued 3,784,605
   shares, September 30, 1995 and 3,783,318
   shares, December 31, 1994 and
   September 30, 1994                        3,504,388   3,437,911    3,437,911
 Retained earnings                          45,878,858  39,175,627   41,371,398
 Deferred compensation costs                  (340,866)   (545,391)    (613,566)
 Note receivable for common stock              (65,000)    (65,000)     (65,000)
                                          ------------ -----------  -----------
                                            48,977,380  42,003,147   44,130,743
                                          ------------ -----------  -----------
                                           $74,475,833 $70,175,840  $69,449,458
                                           =========== ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                   3 of 20

                         CHURCHILL DOWNS INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                       NINE MONTHS ENDED SEPTEMBER 30

                                            1995           1994
                                        ------------   ------------
Gross meeting revenues                   $71,169,949    $49,910,373
Direct meeting expenses                   45,057,468     28,203,308
                                        ------------   ------------

   Gross profit from meetings             26,112,481     21,707,065

Selling, general and administrative       14,901,988     11,330,570
                                        ------------   ------------
   Operating income                       11,210,493     10,376,495
                                        ------------   ------------

Other income & expense:
 Interest income                             165,085        188,504
 Interest expense                           (405,801)      (125,344)
 Miscellaneous, net                          203,454        217,710
                                        ------------   ------------

   Total other income (expense)              (37,262)       280,870
                                        ------------   ------------

 Earnings before income taxes             11,173,231     10,657,365

Federal and state income taxes             4,470,000      4,187,000
                                        ------------   ------------

   Net earnings                            6,703,231      6,470,365

Retained earnings, beginning of period    39,175,627     34,901,033

Retained earnings, end of period         $45,878,858    $41,371,398
 Net earnings per share (based on        ===========    ===========
   weighted average shares outstanding of
   3,785,494 and 3,776,166 respectively)      $ 1.77         $ 1.71
                                              ======         ======




The accompanying notes are an integral part of the consolidated financial statements.

                                   4 of 20

                         CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three months ended September 30, 1995 and 1994
                                  (Unaudited)


                                         THREE MONTHS ENDED SEPTEMBER 30

                                               1995            1994
                                            -----------     -----------
Gross meeting revenues                      $13,222,206     $ 7,515,621
Direct meeting expenses                      11,900,121       7,063,385
                                            -----------     -----------

   Gross profit from meetings                 1,322,085         452,236

Selling, general and administrative           4,894,309       3,476,306
                                            -----------     -----------

   Operating loss                            (3,572,224)     (3,024,070)
                                            -----------     -----------

Other income and expense:
  Interest income                                68,142          78,871
  Interest expense                              (49,069)       (102,430)
  Miscellaneous income                          105,447          93,167
                                            -----------     -----------

   Total other income                           124,520          69,608
                                            -----------     -----------

 Earnings before income taxes                (3,447,704)     (2,954,462)

Federal and state income taxes               (1,273,000)     (1,160,000)
                                            -----------     -----------

   Net loss                                 ( 2,174,704)     (1,794,462)
                                            -----------     -----------

Retained earnings, beginning of period       48,053,562      43,165,860
                                            -----------     -----------
Retained earnings, end of period            $45,878,858     $41,371,398
                                            ===========     ===========

Net loss per share (based on weighted            $(0.57)         $(0.48)
                                                 ======          ======
 average shares outstanding of
 3,786,119 and 3,777,587
 respectively)

The accompanying notes are an integral part of the consolidated financial statements.

                                   5 of 20

                         CHURCHILL DOWNS INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,

                                                         1995        1994
                                                    ----------- -----------
Cash flows from operating activities:
Net income                                          $ 6,703,231 $ 6,470,365
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                      3,476,628   2,318,000
 Increase (decrease) in cash resulting from
   changes in operating assets and liabilities:
   Accounts receivable                                1,050,756   2,853,346
   Other current assets                                 (72,703)    (27,906)
   Income taxes payable                               1,636,008    (477,432)
   Deferred revenue                                  (4,714,095) (4,162,135)
   Accounts payable and accrued expenses              2,020,444   1,102,839

   Other                                              1,637,571   2,032,323
                                                     ----------  ----------
    Net cash provided by operating activities        11,737,840  10,109,400

Cash flows from investing activities:
 Sale of investments                                         --     600,000
 Acquisition of Anderson Park, Inc. net of note
   payable of $1,100,000                                     --    (850,000)
 Additions to racing plant and equipment, net        (7,599,504)(18,566,882)
                                                     ----------  ----------
   Net cash used in investing activities             (7,599,504)(18,816,882)
                                                     ----------  ----------

Cash flows from financing activities:
 (Decrease) increase in bank notes payable, net      (1,170,042)  5,800,334
 Dividends paid                                      (1,891,659) (1,886,965)
                                                     ----------  ----------
   Net cash provided by(used in)financing activities (3,061,701)  3,913,369
                                                     ----------  ----------

 Net increase (decrease) in cash and
   cash equivalents                                   1,076,635  (4,794,113)

 Cash and cash equivalents, beginning of period       2,521,033   11,117,716
                                                     ----------  -----------

 Cash and cash equivalents, end of period            $3,597,668  $ 6,323,603
                                                     ==========  ===========
Supplemental Disclosures of cash flow information:
Cash paid during the period for:
 Interest                                           $   355,610      $69,051
 Income taxes                                        $2,790,000   $3,172,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                   6 of 20

                         CHURCHILL DOWNS INCORPORATED
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)


            1. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company normally earns a substantial portion of its net income in the second quarter of each year during which the Kentucky Derby is run on the first Saturday in May.

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

            4. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The rate in effect at September 30, 1995 was 6.85%. Borrowings are payable on January 31, 1997. There was $6.0 million outstanding at September 30, 1995 and September 30, 1994.

            5. On January 22, 1992, the Company acquired certain assets of Louisville Downs for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially all of the $1,000,000 hold back has been utilized as of September 30, 1995. The Kentucky Petroleum Underground Storage Tank Assurance Fund has approved the remediation as one qualifying for assistance from the fund, thereby making additional funds available from that service.



                                   7 of 20

                         CHURCHILL DOWNS INCORPORATED
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)


            It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property. Compliance with environmental laws has not otherwise affected development and operation of the property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

            6. Certain balance sheet and statement of operations items have been reclassified to conform to current period presentation.


                                   8 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

            For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began to participate in intertrack simulcasting as a host track for all of its live races except those run on Kentucky Derby Day. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, Derby weekend accounted for approximately 28% of total on-track pari-mutuel wagering and 32% of total on-track attendance, for the 1995 Spring Meet. For the first time, the Derby day races were simulcast in state. In July 1994, the Company began to participate in whole card simulcasting, whereby the Company began importing whole race cards or programs from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

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
                                             KENTUCKY      INDIANA
      On-track pari-mutuel wagers                 15%          19%
      Intertrack host                              9%           --
      Interstate/simulcast host                    5%           2%
      Intertrack/simulcast receiving               7%          18%

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


                                   9 of 20

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)


            In Kentucky, the company has been granted a license to conduct live racing during the period from April 29, 1995 through July 4, 1995, and from October 29, 1995 through November 25, 1995, for a total of 74 racing days compared to 73 racing days in 1994. In Indiana, the Company commenced live racing on September 1, 1994 and conducted live racing 54 days during the year ended December 31, 1994. For 1995, the Company has received a license to conduct live racing for a total of 146 racing days, including 104 days of Standardbred racing from April 1, 1995 through August 20, 1995, and 42 days of Thoroughbred racing from September 1, 1995 through October 28, 1995.

            The Company operated two live racing facilities and conducted simulcast wagering at four locations during the nine month period ended September 30, 1995. The Company began its operations in Indiana on September 1, 1994. The chart below summarizes the results of these operations.

                                     KENTUCKY                              INDIANA
                           ------------------------------         ----------------------------
                            Nine Months    Nine Months            Nine Months   Nine Months
                           Ended Sept 30, Ended Sept 30, Increase Ended Sept 30, Ended Sept 30, Increase
                              1995              1994    (Decrease)    1995         1994         (Decrease)
                           -------------  -------------- -------- ------------- -------------  ---------
ON-TRACK
--------
   Number of Race Days               50           49         2%           126             23         448%
   Attendance                   731,731      729,782         0%       204,114         71,236         187%
   Handle                   $94,879,612  $98,055,351        -3%   $20,492,181     $5,638,343         263%
   Average daily attendance      14,635       14,894        -2%         1,620          3,097         -48%
   Average daily handle      $1,897,592   $2,001,130        -5%      $162,636       $245,145         -34%
   Per capita handle            $129.67      $134.36        -3%       $100.40         $79.15          27%

INTERTRACK/SIMULCAST HOST (SENDING)*
-----------------------------------
   Number of Race Days               50           49         2%           108      N/A
   Handle                  $149,662,366 $107,272,111        40%    $7,802,709
   Average daily handle      $2,993,247   $2,189,227        37%       $72,247

INTERTRACK/SIMULCAST  RECEIVING
-------------------------------
   Number of Race Days              163          168        -3            542**    N/A
   Attendance                   377,254      344,013        10%       225,091
   Handle                   $89,630,038  $71,644,350        25%   $63,046,805
   Average daily attendance       2,314        2,048        13%           415
   Average daily handle        $549,878     $426,454        29%      $116,323
   Per capita handle            $237.59      $208.36        14%       $280.09


      *    Includes common/commingle pools only.
      ** The Company's operations in Indiana include three separate simulcast wagering facilities.





                                   10 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)

            The number of receiving days is increasing because of increasing acceptance of simulcasting by the horse industry and patrons. For 1995, the Company has been granted a license as a receiving track for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days. With the advent of whole card simulcasting, the Company conducts interstate simulcasting virtually year around on multiple racing programs each day from around the nation. An increase in the number of days is expected to enhance operating results.

            Churchill Downs, through its subsidiary, Hoosier Park, L.P., is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park at Anderson. Start-up costs incurred in Indiana during the first nine months of 1995 include improvements to Hoosier Park in anticipation of the track's inaugural Thoroughbred meet this Fall. Hoosier Park has conducted two Harness race meets, as well as simulcast wagering, during its first full year of operation. Since January, the Company also has opened off-track wagering facilities in Merrillville and Fort Wayne, Indiana. A third facility, in downtown Indianapolis opened October 25, 1995. Although the Company may apply for a fourth location, the license for a fourth Indiana site has been surrendered to the Indiana Horse Racing Commission.

            Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 225 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,100 persons are employed.

            Expenses resulting from the first full year of operation of the Sports Spectrum training center, a slight decline in profit margins due to a shift from wagering on live racing to interstate simulcast wagering, start-up costs and delays in opening the Company's off-track wagering facilities in Indiana and lower than expected profits from operations in Indiana have impacted year to date net income. In addition, Churchill Downs will not host the Breeders' Cup this November as it did in 1994.



                                   11 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 TO 1994

            Gross pari-mutuel revenue during the nine months ended September 30, 1995 increased $18,253,778. The Company's subsidiary Hoosier Park L.P. generated 80 percent, or $13,585,798 of the increase in pari-mutuel revenue which when combined with admissions, concessions, programs, and other revenue totalled $15,417,933 in increased revenues. This is largely due to the live Standardbred race meet which ran April 1, 1995 through August 20, 1995 and the live Thoroughbred meet which began August 26 and continued through October 28, 1995 at Hoosier Park in Anderson, Indiana. This facility opened September 1, 1994 with live Standardbred racing for 54 days. Beginning January 1, 1995 at Hoosier Park, January 25 in Merrillville, Indiana and April 26 in Ft. Wayne, Indiana whole card simulcasting was conducted for a total of 542 operating days. Simulcasting has been well received in Indiana with an average daily handle of $116,323.

            The advent of whole card simulcasting in the state of Kentucky helped increase intertrack/simulcast receiving revenue by $2,459,000. Whole card simulcasting was also largely responsible for the increase in program revenue due to 2 or more programs and racing forms being sold per day. Revenues from the Derby Expansion Area, referred to as Marquee Village, were up 20% largely due to the addition of a covered seating area near the racetrack's first turn. Other income increased primarily due to income from stall rental. The backside of Churchill Downs racetrack facility was closed during the first quarter of 1994 for maintenance and repair for the first time in several years.

                                      OPERATING REVENUE SUMMARY
                         Nine Months         Nine Months
                            Ended      % To     Ended      % To   1995 VS 1994
                          Sept. 30,   Total  Sept. 30,   Total     $     %
                           1995      Revenue    1994    Revenue Change  Change
                         ----------- ------- ---------- ------- ------  ------
Pari-Mutuel Revenue:
  On-track               $16,456,238   23% $15,433,760   31%  $1,022,478    7%
  Intertrack-Host          4,383,123    6%   3,559,638    7%     823,485   23%
  Simulcast Receiving     20,800,392   29%   6,039,361   12%  14,761,031  244%
  Simulcast Host           5,911,418    8%   4,264,634   9%    1,646,784   39%
                         -----------   --- ------------  ---  ----------  ----
                          47,551,171   66%  29,297,393   59%  18,253,778   62%

Admission & Seat Revenue  11,089,122   16%  10,377,969   21%     711,153    7%

License, Rights, Broadcast
  & Sponsorship Fees       5,425,232    8%   4,952,772   10%     472,460   10%

Concession Commission      2,096,468    3%   1,630,049    3%     466,419   29%

Program Revenue            2,257,842    3%   1,200,766    2%   1,057,076   88%

Derby Expansion Area         998,940    2%     832,050    2%     166,890   20%

Other                      1,751,174    2%   1,619,374    3%     131,800    8%
                         -----------  ---- -----------  ---- -----------  ----
                         $71,169,949  100% $49,910,373  100% $21,259,576   43%
                         ===========  ==== ============ ==== ===========  ====

                                      12 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)

            Direct meeting expenses increased  $16,854,160 during the nine month period. This increase is primarily due to the live and simulcasting operations at Hoosier Park combined with the opening of the Merrillville and Ft. Wayne off-track wagering facilities. The largest single increase in meet expenses are the higher purses which are a direct result of increased handle from whole card simulcasting in Kentucky and Indiana. Purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Whole card simulcasting and Hoosier Park operations were also primarily responsible for increased wages, advertising and marketing, audio, video and signal distribution, program sales and other. Wages and contract labor increased due to additional days and hours of operation related to whole card simulcasting at Sports Spectrum and Hoosier Park. The simulcast host fee is the amount paid to the host track in exchange for receiving the tracks races. This new expense is based on handle, and is directly related to the $14.8 million increase in simulcasting revenue. Other meet expense rose by $654,804, primarily due to expenses at the Indiana operations.
                                         MEETING EXPENSE SUMMARY

                         Nine Months        Nine Months
                           Ended       % To    Ended     % To    1995 VS. 1994
                          Sept. 30,    Total  Sept.30,   Total     $       %
                            1995     Expense    1994   Expense  Change   Change
                        ------------ ------- --------- -------  ------   ------
Purses:
  On-track                $8,862,830   20%  $8,104,826   28%   $758,004     9%
  Intertrack-Host          2,032,000    5%   1,573,946    5%    458,054    29%
  Simulcast-Receiving      6,426,782   14%   2,737,140   10%  3,689,642   135%
  Simulcast-Host           3,088,528    7%   2,174,963    8%    913,565    42%
                        ------------  ---- -----------   --- ----------   ----
                         $20,410,140   46% $14,590,875   51% $5,819,265    40%

Wages and Contract  Labor 11,374,990   25%   7,026,077   25%  4,348,913    62%

Advertising, Marketing
  & Publicity              1,325,905    3%   1,640,961    6%   (315,056)  -19%

Racing Relations & Services1,070,354    2%   1,026,906    4%     43,448     4%

Totalisator Expense          707,819    2%     403,079    1%    304,740    76%

Simulcast Host Fee         3,807,240    8%          --    --  3,807,240    --

Audio/Video & Signal
  Distribution Expense     1,696,638    4%     813,691    3%    882,947   109%

Program Expense            1,532,121    3%     723,306    3%    808,815   112%

Spectrum Training Center     408,486    1%          --    --    408,486     --

Derby expansion area         404,478    1%     313,920    1%     90,558    29%

Other meeting expense      2,319,297    5%   1,664,493    6%    654,804    39%
                         -----------  ---- -----------  ---- -----------   ---
                         $45,057,468  100% $28,203,308  100% $16,854,160   60%
                         ===========  ==== ===========  ==== ===========   ===

                                   13 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)


          Selling, general and administrative expenses rose $3,571,418. Wages, benefits, payroll taxes and contract labor were higher primarily due to Hoosier Park and personnel additions principally related to the growth in simulcast operations. Depreciation and insurance increases are due primarily to the addition of the Hoosier Park facility. Marketing and community relations expense has increased due to the extensive promotion efforts surrounding the Dan Patch Invitational, the feature race of Hoosier Park's Standardbred meet and the introduction of Indiana's first Thoroughbred meet, featuring the inaugural Indiana Derby. The Company also incurred various marketing expenses related to the opening of the downtown Indianapolis off-track wagering facility. Taxes and license fees have increased primarily due to property taxes at Hoosier Park. Professional fees are up $197,393 which is primarily attributable to legal and accounting expenses incurred at Hoosier Park. In 1994, business development expenses were principally related to the Company's unsuccessful efforts to obtain a racing license in Virginia.

                                 SELLING, GENERAL AND ADMINISTRATIVE

                     Nine Months         Nine Months
                       Ended       % To     Ended      % To    1995 VS. 1994
                      Sept. 30,  Total    Sept. 30,   Total      $       %
                       1995      Expense    1994     Expense   Change  Change
                     ----------- ------- ----------  -------   ------- ------
Wages, Benefits,
 Payroll, Taxes and
 Contract Labor      $ 4,233,365    28% $ 3,548,730     31% $  684,635    19%

Depreciation and
 Amortization          3,401,628    23%   2,240,095     20%  1,161,533    52%

Insurance              1,272,427     9%   1,068,786      9%    203,641    19%

Maintenance            1,128,888     8%   1,226,058     11%   ( 97,170)   -8%

Utilities              1,544,668    10%   1,183,321     11%    361,347    31%

Marketing & Community
 Relations             1,001,570     7%     255,526      2%    746,044   292%

Taxes and License Fees   660,047     4%     246,804      2%    413,243   167%

Professional Fees        525,948     4%     328,555      3%    197,393    60%

Business Development     169,152     1%     576,453      5%   (407,301)  -71%

Other                    964,295     6%     656,242      6%    308,053    47%
                     ----------- ------ -----------    ---- ----------   ----
                     $14,901,988   100% $11,330,570    100% $3,571,418    32%
                     ===========   ==== ===========    ==== ==========   ====



                                   14 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)


            Other income decreased by $37,675 due to reduced income on investments resulting from lower average invested cash requirements associated with the construction of Hoosier Park and the Merrillville and Ft. Wayne simulcast facilities. Interest expense increased in 1995 as a result of borrowing against the Company's line of credit after normal cash reserves were used for the Indiana facilities.
                                      OTHER INCOME AND EXPENSE

                       Nine Months       Nine Months
                        Ended      % To    Ended        % To   1995 VS. 1994
                       Sept. 30,   Total   Sept.30,    Total     $       %
                          1995    Expense    1994    Expense   Change  Change
                       ---------- ------- ---------  ------- --------- ------
Interest Income        $  165,085   45%   $ 188,504     46% $ (23,419)  -12%

Miscellaneous, Net        203,454   55%     217,710     54% $ (14,256)  - 7%
                       ---------- -----   ---------    ---- ----------  ----
                       $  368,539  100%   $ 406,214    100% $ (37,675)  - 9%
                       ----------  ----   ---------    ---- ----------  ----

Interest Expense        $ 405,801  100%    $125,344    100%   $280,457  224%
                        =========  ====    ========    ====   ======== =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

            Gross revenues from operations increased $5.7 million due largely to a full quarter of Indiana operations. Hoosier Park and its off-track wagering facilities generated a total of $6.6 million in revenue in the third quarter, an increase of $5.1 million for the period. Likewise, activity at the Sports Spectrum in Louisville increased by $600,000 for the quarter compared to prior year.

            Operating expenses increased $4.8 million due primarily to wages at the Indiana operations coupled with higher purses and simulcast host fees, both of which are directly related to pari-mutuel revenue. These three expenses totalled $3.7 million of the increase during the quarter.
Selling, and general administrative costs increased $1.5 million primarily due to the expenses incurred at Hoosier Park, including salaries, taxes, depreciation and marketing expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 TO THREE MONTHS ENDED JUNE 30, 1995

            Revenues and expenses are always lower in the third quarter compared to the second quarter due to the seasonality of the business. Gross revenues from race meetings totalled $13.2 million, down $36.1 million primarily due to no live racing at Churchill Downs. Similarly, direct meet expenses dropped by $13.9 million during the quarter. Meet expenses remained high as a percent of revenue due to the continuation of Hoosier Park's live meet throughout the third quarter. Hoosier Park's margins, being a first year operation, are not as favorable as those at Churchill Downs.

                                   15 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION (continued)


            Selling, general and administrative costs for the third quarter of 1995 were $4.9 million, down from $5.9 million in the quarter ended June 30, 1995. The increases in the second quarter were largely due to expenses associated with the Kentucky Derby, opening of the Ft. Wayne OTB operation and the start of the Standardbred meet at Hoosier Park. Selling, general and administrative expenses for the year of $14.9 million are averaging $4.9 million per quarter.

SIGNIFICANT CHANGES IN THE BALANCE SHEET-DECEMBER 31, 1994 TO SEPTEMBER 30, 1995

            The cash balances at September 30,1995 were $1,076,635 higher than December 31, 1994 due to the cash generated during 50 live race days at Churchill Downs, principally Kentucky Derby and Oaks weekend, and 126 live race days at Hoosier Park.

            Accounts receivable at September 30, 1995 were $1,050,756 lower than on December 31, 1994. All Kentucky Oaks and Derby ticket receivables, invoiced in November and partially outstanding at December 31, had been collected as of September 30, 1995.

            Racing plant & equipment increased during the quarter, primarily due to continued investment at Hoosier park in preparation for the 1995 Thoroughbred meet and the opening of the OTB facilities in Ft. Wayne and downtown Indianapolis, Indiana. Hoosier Park held its 1995 harness meet between April 1 and August 20, 1995 and began running Indiana's first Thoroughbred meet in September 1995.

            Accounts payable and accrued expenses at September 30, 1995 were $2,020,444 higher than at December 31, 1994 due to horsemen's balances for the live race meeting at Hoosier Park and expenses related to the operation and construction of our Indiana facilities. Additionally, purses payable have increased due to the increase in whole card simulcasting.

            Deferred revenue is lower at September 30 due to the significant amount of admission and seat revenue that was received in advance and recognized as income for the May 1995 Kentucky Derby and Oaks.

            At December 31, 1994 the Company had dividends payable of $1,891,759 related to the annual dividend payment payable on January 15, 1995 which was declared at the November 17, 1994 Board of Directors meeting.

            Income taxes payable at September 30, 1995 relate to the estimated expense due for the nine month period. Due to the seasonality of the business related to the Spring race meeting, the second quarter of the year is the highest in earnings and related taxes.

                                   16 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET-SEPTEMBER 30, 1994 TO SEPTEMBER 30,
1995

            Cash balances at September 30, 1995 are $2,725,935 below September 30, 1994 principally due to payments for construction for the training facility at the Sports Spectrum property and the wagering facilities in northern and central Indiana.

            Accounts receivable at September 30, 1995 were up due to interstate simulcasting and the increased number of outlets for the spring race meeting.

            Racing plant & equipment increased during the year by $12,342,826. The Company's Indiana facilities accounted for the majority of the increase. Capital improvements at the Sports Spectrum training operation plus improvements at Churchill Downs were responsible for $2.7 million.

            Accounts payable and accrued expenses increased by $1,386,079 primarily due to the amount payable related to the construction and operation of our Indiana facilities and the settlement liability related to whole card simulcasting. Deferred revenue is down $2,544,586 to the advance sales of tickets for the 1994 Breeders' Cup Day, which was held at Churchill Downs last year.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital for the nine months ended September 30, 1995 and September 30, 1994 is as follows:
                                                  SEPTEMBER 30,

                                            1995                 1994
                                            ----                 ----

Working capital                    $( 6,786,249)        $(10,718,574)
Working capital ratio                  .45 to 1             .42 to 1

            The working capital deficiency is primarily a result of nature and seasonality of the Company's business. Cash flows provided by operations were $11,737,840 for the nine months ended September 30, 1995; $11,399,973 for the twelve months ended December, 1994; and $10,109,400 for the nine months ended September 30, 1994. Management believes cash flows from operations during 1995 and funds available under the company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the racing plant and equipment which are expected to be between $8,000,000 and $10,000,000. The primary capital improvement in 1995 has been the addition of Thoroughbred racing facilities at Hoosier Park. Hoosier Park hosted its first Thoroughbred race meet for 42 days from September 1, 1995 through October 28, 1995.

                                   17 of 20

                         CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (continued)


            Cash flow from operations funded $850,000 of the Anderson Park, Inc. stock purchase in January 1994. Similarly, cash flow from operations and, as necessary, funds available under the unsecured line of credit used to fund the construction of the Hoosier Park racing facility in Anderson, Indiana. The Company has funded the construction of three additional satellite wagering facility sites approved by the Indiana Horse Racing Commission and $3.8 million to construct improvements to allow for Thoroughbred racing at Hoosier Park. The satellite facilities at Merriville and Ft. Wayne opened in January and April 1995 respectively. The third site, in downtown Indianapolis, opened in October 1995.

            The Company has a $20,000,000 unsecured line-of-credit available with $14 million available at September 30, 1995 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                                   18 of 20

                         CHURCHILL DOWNS INCORPORATED

                          PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    Not applicable

      B. During the quarter ending September 30, 1994, no Form 8-K's were filed by the Company.




                                   19 of 20

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this admendment to be signed on its behalf by the undersigned hereunto duly authorized.



      November 14, 1995                   /S/THOMAS H. MEEKER
                                          Thomas H. Meeker
                                          President



      November 14, 1995                   /S/VICKI L. BAUMGARDNER
                                          Vicki L. Baumgardner, Treasurer
                                          (Principal Financial and
                                           Accounting Officer)





                                   20 of 20