Form 10-K
period 1995-12-31
CHURCHILL DOWNS INC
filed 1996-03-29
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                              FORM 10-K
                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                 THE  SECURITIES  EXCHANGE  ACT OF 1934 For Year
                     Ended December 31, 1995 Commission File No.0-1469

                                     CHURCHILL DOWNS INCORPORATED
                        Exact name of registrant as specified in its charter

        KENTUCKY                                           61-0156015
State of Incorporation                        I.R.S Employer  Identification No.

700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                                 40208
Address of Principal Executive Offices                                  Zip Code

Registrant's Telephone Number, Including Area Code                  502-636-4400

Securities registered pursuant to Section 12(b) of the Act:

         NONE                                                       NONE
Title of Each Class                                        Name of Each Exchange
                                                             on which registered
Securities registered pursuant to Section 12(g) of the Act:
                                     COMMON STOCK, NO PAR VALUE
                                           Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this form 10-K. (_________)

As of March 28, 1996, 3,784,605 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $105,000,000.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 13, 1996 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K.
The exhibit index is located on pages 45 to 46.

                                     1 of 85

                                     PART I

ITEM 1.        BUSINESS

               Churchill Downs Incorporated (the "Company") conducts pari-mutuel wagering on live and simulcast Thoroughbred and Standardbred horse races and conducts related business operations in Kentucky and Indiana. The Company was organized as a Kentucky corporation in 1937. The Company is best known for the Kentucky Derby and Kentucky Oaks horse races which are run on the first weekend in May of each year. Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 500 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,500 persons are employed.

        A.     KENTUCKY OPERATIONS

               In Kentucky, the Company conducts Thoroughbred horse races, accepts pari-mutuel wagering on such races and conducts related business operations in Louisville at Churchill Downs, its racetrack facility located at 700 Central Avenue ("Churchill Downs") and at the Churchill Downs Sports Spectrum, its off-site wagering facility located at 4520 Poplar Level Road ("Sports Spectrum"), both in Louisville, Kentucky.

               The Company conducts Spring (late April to early July) and Fall (late October to late November) live race meetings at its racetrack facility. The Company conducted live racing on 74 days during the year ended December 31, 1995. For 1996, the Company has received a license to conduct live racing for a total of 78 racing days on approximately the same dates as the prior year's Spring and Fall race meetings.

               Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting (discussed below) are approved annually by the Kentucky Racing Commission ("KRC") based upon applications submitted by the racetracks in Kentucky, including the Company. Although to some extent the Company competes with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each track's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each track. A substantial change in the allocation of live racing days could impact the Company's operations and earnings.

               Since November 1988, the Company has participated in intertrack simulcasting in Kentucky. Intertrack simulcasting occurs when a racetrack located in Kentucky, which is conducting a live race meeting (the "host track"), arranges for the telecast of audio and visual signals of its live races ("simulcast") at another racetrack located in Kentucky (the "receiving track") for the purpose of accepting pari-mutuel wagers on these races from patrons at the receiving track. Churchill Downs currently participates in intertrack simulcasting as both a receiving track (sometimes referred to below as "intertrack receiving") and a host track (sometimes referred to below as "intertrack host"). Starting in fiscal year 1991, Churchill Downs has conducted intertrack simulcasting in Kentucky as a host track for all of its live racing days except Kentucky Derby Day. In 1995, for the first time Churchill Downs offered the simulcast of its races on Kentucky Derby Day. During the year ended December 31, 1995, Churchill Downs conducted intertrack simulcasting as a receiving track in Kentucky for a total of 209 days. In 1996, Churchill Downs has been licensed as a receiving track for any and all possible dates from January 1, 1996 through December 31, 1996.

               The Company participates in interstate simulcasting whereby Churchill Downs sends the simulcast of its live races to other tracks and off-track betting facilities located in other states and in foreign countries for the purpose of accepting pari-mutuel wagers on these races from patrons located at those facilities. Churchill Downs plans to increase the interstate and international exportation of its live race signal in fiscal year 1996.

               Churchill Downs also receives interstate simulcasts of races run outside of the state and accepts pari-mutuel wagers on such races (referred to as "whole card simulcasting"). In July 1994, Kentucky authorized licensed racetracks and satellite facilities located in Kentucky to conduct whole card simulcasting. Whole card simulcasting has created a major new wagering opportunity for patrons at Churchill Downs and the Sports Spectrum. The Sports Spectrum, which previously could only display one or perhaps two horse race programs run at other tracks in the state (with limited exceptions), now operates year around showing multiple quality racing programs from around the nation. Whole card simulcasting enables Churchill Downs to better utilize the Sports Spectrum asset. It also helps Churchill Downs access new markets for exporting the simulcast of Churchill Downs' live race product as Churchill Downs now is able to reciprocate by importing out of state simulcast signals.

               As a result of changes made to Kentucky law in 1992, the Company and three other Kentucky Thoroughbred racetracks have formed Kentucky Off-Track Betting, Inc. ("KOTB"). The Company is a 25% shareholder in KOTB. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack ("simulcast facilities"). A simulcast facility may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each simulcast facility must first be approved by the KRC. Once approved, the simulcast facility may then be established unless the local government where the facility is to be located votes to disapprove its establishment. KOTB currently owns and operates simulcast facilities in Corbin, Maysville and Jamestown, Kentucky, all of which were opened in 1993, and a simulcast facility in Pineville, Kentucky which opened in September, 1995.

               The Company anticipates that simulcast facilities developed by KOTB will provide additional markets for the simulcast of the Company's live races. By statute, of the amount retained by KOTB on wagers (net of taxes) placed at a simulcast facility on the Company's races, 30% is paid to the Company, 30% is set aside for the Company's horsemen, 6% is retained by KOTB to cover its operating expenses and 34% is paid to a Breeders Award Fund administered by the KRC. Any KOTB expenses not covered by its 6% are funded by the Company during the period of time KOTB takes the Company's races. In addition, the Company may also receive dividends from KOTB. KOTB is not expected to have a significant impact on operations.

               The Company believes that intertrack and interstate simulcasting (both sending and receiving) will continue to be a revenue growth area for Churchill Downs in 1996.

               In November 1992, the Company opened the Sports Spectrum. The facility was a Standardbred racetrack before the Company acquired it in January of 1992 and converted it for use as a simulcast and pari-mutuel wagering facility. This property was subject to contamination as a result of the prior existence of underground and above ground storage tanks on the site. A remediation plan for the property has been submitted to the Commonwealth of Kentucky. A Risk Assessment Report has been filed with the Commonwealth of Kentucky and the Company is waiting for a determination by the Commonwealth of Kentucky as to whether additional remediation is required. One million dollars in funds for the remediation had been set aside by the sellers of the property to defray the cost of the remediation. Substantially all of the $1,000,000 hold back has been utilized as of December 31, 1995. The remediation has also been approved to receive funds up to $995,000, from the Kentucky Petroleum Storage Tank Environmental Assurance Fund (the "Fund"). In addition, the Company may offset any additional costs against additional amounts payable to the sellers for the acquisition of the property. It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property.

               The Company has renovated the racetrack portion of the Louisville Sports Spectrum facility for use as a Thoroughbred stabling and training area for 500 horses. The Company does not intend to conduct live horse races at the facility at this time. While the Company still has the option to conduct intertrack and interstate simulcasting at its main facility located on Central Avenue, the Company plans to conduct most intertrack and interstate simulcasting at the Churchill Downs Sports Spectrum. The Company began using the simulcasting facility as the site of a Thoroughbred "horses in training" sale in 1995.

        B.     INDIANA OPERATIONS

               In Indiana, the Company conducts both Thoroughbred and Standardbred horse races, accepts pari-mutuel wagering on such races and conducts related business operations at Hoosier Park, a racetrack facility located at 4500 Dan Patch Circle in Anderson, Indiana ("Hoosier Park"). Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership formed in 1994. The Company owns an 87% interest in HPLP through Anderson Park, Inc. ("Anderson"). Anderson is a wholly-owned subsidiary of Churchill Downs Management Company ("CDMC"). CDMC is a wholly-owned subsidiary of the Company. The remaining 13% is held by an unrelated third party, Pegasus Group, Inc. ("Pegasus"). Anderson is HPLP's sole general partner. CDMC has entered into a management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations. The Company, through CDMC, has loaned, and committed to advance, up to $28.7 million in loans and capital contributions to HPLP for the development of the racetrack and related satellite wagering facilities.

               Hoosier Park conducts both live Thoroughbred and Standardbred race meetings. The Company commenced live Standardbred racing in Indiana on September 1, 1994 and conducted live racing on 54 days during the year ended December 31, 1994. For 1995, the Company conducted live racing for a total of 146 racing days, including 104 days of live Standardbred racing and 42 days of live Thoroughbred racing. In 1996, the Company has received a license to conduct 133 days of live racing including 80 days of Standardbred racing and 53 days of Thoroughbred racing.

               In 1994, HPLP was also licensed to construct and operate four satellite wagering facilities located in Merrillville, Indiana, Ft. Wayne, Indiana, Indianapolis, Indiana, and Jeffersonville, Indiana. Three of these facilities opened in 1995: Merrillville on January 25, 1995, Ft. Wayne on April 26, 1995, and Indianapolis on October 25, 1995. The license for the Jeffersonville, Indiana facility was surrendered in July, 1995 because ownership of the tentative site was in question and resolution was not expected in the near future. The Company is continuing to evaluate sites for the location of the fourth satellite wagering facility.

               The State of Indiana has recently enacted legislation which requires a county fiscal body to adopt an ordinance permitting satellite wagering facilities before such a facility can be located in that county. The county fiscal body may require in the ordinance that the voters of the county must approve the operation of a satellite wagering facility in that county. This new legislation may affect the Company's ability to locate a facility in certain counties.

               In Indiana, the Company engages in whole card simulcasting at the Company's racetrack in Anderson, Indiana. At its simulcast wagering facilities, the Company offers pari-mutuel wagering on races simulcast from Hoosier Park and whole card simulcasting. Indiana law provides that so long as Hoosier Park conducts live racing for a total of not less than 120 days per year, whole card simulcasting can be conducted year round at Hoosier Park and each of the simulcasting facilities.

               Licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC") based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana conducting live Standardbred or Thoroughbred race meetings and participating in simulcasting. During 1995, Sagamore Park, LLC ("Sagamore") was licensed to construct a racetrack in Shelbyville, Indiana but that license was suspended on January 22, 1995 and Sagamore surrendered the license to the IHRC on May 8, 1995 because of Sagamore's failure to commence construction of its racetrack's facility and otherwise provide the Commission with certain financing information.

               Hoosier Park also participates in interstate simulcasting whereby Hoosier Park sends the simulcast of its live races to other tracks and off-track betting facilities located in other states for the purpose of accepting pari-mutuel wagers on these races from patrons located at those facilities. Hoosier Park plans to increase the interstate exportation of its live race signal in fiscal year 1996.

               The  Company  believes  that   simulcasting   (both  sending  and
receiving) will continue to be a revenue growth area for Hoosier Park in 1996.

               In January 1995, Hoosier Park opened the "Churchill Downs Sports Spectrum at Merrillville", in Merrillville, Indiana. The 27,300 square foot facility is designed exclusively for the simulcast of horse races and the conducting of pari-mutuel wagering. The Merrillville, Indiana facility is also subject to contamination related to prior business operations adjacent to the property. The contamination on the property is being remediated under the State of Indiana's voluntary remediation program. The State of Indiana approved the remediation plan in May of 1995 and it is anticipated that remediation will be completed during 1996. The Company has obtained an indemnity concerning the cost of remediation from the prior owner of the property. The cost of remediation could be up to $50,000. Except as discussed herein and with respect to the Sports Spectrum, compliance with environmental laws has not affected the ability to develop and operate the Company's properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

               On December 20, 1995, Anderson, HPLP and Pegasus entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. The purchase price for the 10% partnership interest will be $218,000 and the acquisition of a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing (approximately $2,530,000). The purchase is subject to the approval of the Indiana Horse Racing Commission. Following the purchase, Conseco and Pegasus will be limited partners of HPLP and Anderson will continue to be the sole general partner of HPLP. Thereafter through December 31, 1998, Conseco will have an option to purchase from Anderson an additional 47% partnership interest in HPLP. The purchase price of the additional partnership interest will be $22,156,000 of which approximately $6,222,000 will be allocated to the purchase of the partnership interest and approximately $15,934,000 will be allocated to the acquisition of debt owed by HPLP to CDMC. This purchase is also subject to the approval of the IHRC. Following this purchase, Conseco will be the sole general partner of HPLP and Anderson and Pegasus will be limited partners of HPLP. CDMC will have a long-term management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast facilities.

        C.     SOURCES OF  INCOME

               The  Company's  principal  sources  of  income  are  as  follows:
commissions from on-track pari-mutuel wagers, commissions from intertrack simulcasting and interstate simulcasting received by the Company, fees from interstate simulcasting sent by the Company to other states, admissions and seating, concession commissions (primarily for sale of food and beverages), and license, rights, broadcast and sponsorship fees.

               The Company's primary source of income is pari-mutuel wagering. The Company retains the following amounts on specific revenue streams as a percentage of handle:

                                               KENTUCKY               INDIANA
        On-track pari-mutuel wagers               15%                    19%
        Intertrack host                            9%                     --
        Interstate/simulcast host                  5%                     3%
        Intertrack/simulcast receiving             7%                    18%

               The Company's next major source of income is admission and seating revenue, which was 13% of total revenue for the year ended December 31, 1995. Average daily on-track attendance at Churchill Downs has declined since 1989; however, during the same period increases in intertrack and interstate simulcast revenues in Kentucky have substantially offset the related decline in admission and seating revenue. In addition, declines in daily average attendance do not impact upon Churchill Downs' admission and seating revenue proportionately since Churchill Downs receives approximately 50% of its admission and seating revenue from the Kentucky Derby weekend.

               The Company holds federal servicemark registrations on the names "Kentucky Derby", "Churchill Downs", "Churchill Downs Sports Spectrum", "Kentucky Oaks" and the twin spires design in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. The Company licenses the use of the servicemarks and derives revenue from such license agreements; during the year ended December 31, 1995, gross revenue derived from such licensing was less than 2% of total revenues. Hoosier Park has applied for federal servicemark registration of the name "Indiana Derby".

               The Company hosted its first Thoroughbred sale on May 3, 1995. The sale did not contribute significantly to operations. The second sale, scheduled during Derby week, in 1996 is not expected to contribute significantly to operations. It is not anticipated that the Thoroughbred sale will become a revenue growth area for the Company.

        D.     OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

               From 1986 through 1995, the Thoroughbred industry as a whole has seen depressed prices for the sale of Thoroughbreds at all stages of their career. Although prices continue to be significantly below peak prices of the mid-eighties, 1993-1995 sales have shown improvement. There have also been numerous bankruptcies or other financial failures of Thoroughbred farms since the mid-eighties. As a result, the number of Thoroughbred foals born has decreased each year until 1995 which showed a 1.4% increase. The long term trend has lead to an industry wide decline in the number of Thoroughbreds available to run in races. Racetracks may be competing for horses to participate in live racing and some racetracks now offering live racing may be forced to curtail or eliminate live events and rely more heavily or exclusively on simulcast receiving for revenue. The Company believes that because of the significant Thoroughbred industry infrastructure in the Commonwealth of Kentucky, the Company's live racing product will not be as heavily impacted by the decline in Thoroughbreds. Moreover, the Company is well positioned to provide live racing product to the emerging simulcast market in other states and internationally.

               The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other entertainment options for patrons for both live racing and simulcasting. The Company competes with other sports and other entertainment and wagering options available to consumers including riverboat gambling and lotteries. The Company attempts to attract patrons by providing the highest quality racing products in attractive entertainment facilities with well-priced, appealing concession services. The Company is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and the only facility in Indiana providing live and simulcast racing.

               The development of riverboat gaming facilities began along the Ohio River in Indiana pursuant to authorizing legislation passed by the State of Indiana in 1993. Such legislation provided for local communities to vote to approve or disapprove the operation of riverboat gaming operations in their community. In November 1995, Floyd and Clark Counties of Indiana, which are adjacent to Louisville, Kentucky, voted to reject such operations. Notwithstanding the foregoing, the Company intends to review potential opportunities for an investment in a riverboat casino. Communities in other sections of Indiana adjacent to northern and western Kentucky and near Louisville, Kentucky have authorized riverboat casino operations. Applications for the conduct of such operations are currently pending before the Indiana Gaming Commission. One license has been issued in Evansville, Indiana to Aztar, Inc. ("Aztar"). Aztar began operations in December of 1995. It is anticipated that riverboat casino operations will commence elsewhere on the Ohio River during the second quarter of 1996. A portion of admission taxes assessed by the state on riverboat gaming is paid to pari-mutuel tracks.

               Indiana law allows up to five licensed riverboat casinos on the Ohio River and one on Patoka Lake which is approximately 40 miles from Louisville. In addition, licenses to conduct similar operations on Lake Michigan near the Company's Merrillville, Indiana satellite wagering facility have been granted by the Indiana Gaming Commission. Indiana law allows up to five riverboat casino licenses to be issued on Lake Michigan. The Potawatomi Indian Tribe has also expressed an interest in establishing a land based casino operation in southwestern Michigan and northeastern Indiana, also near the Company's Merrillville satellite wagering facility. The Company anticipates that the commencement of such operations will have a negative impact upon the Company's wagering activities, although the extent of the impact is unknown at this time due in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

ITEM 2.        PROPERTIES

               The Company owns its racetrack site and improvements located at or adjacent to 700 Central Avenue, Louisville, Kentucky (the "racetrack facility"). The racetrack facility consists of approximately 157 acres of land with a one-mile oval dirt track, a seven eighths (7/8) mile turf track and sprinklered, permanent grandstands (including food and beverage facilities). The racetrack facility seats approximately 48,500 persons. The site also has parking facilities for the public, office facilities, sprinklered barns and stables sufficient to accommodate approximately 1,400 horses and other facilities for backstretch personnel.

               The Company has made numerous capital improvements to the racetrack facility in the past ten years in order to better meet the needs of its horsemen and patrons. The dirt and turf tracks provide an excellent venue for live Thoroughbred racing. The Company's ability to provide stabling facilities and a training track for horses at the racetrack facility is limited, but additional facilities have been developed, as discussed below. The Company's physical plant, including grandstands, restaurant facilities, parking, etc., is fully utilized only on the weekend on which the Company conducts the running of the Kentucky Oaks and Kentucky Derby races or when it hosts the Breeders' Cup Championship Day races ("Breeders' Cup Day").

               The Company also owns the real property and improvements known as the Churchill Downs Sports Spectrum. This property, acquired in 1992, is approximately 7 miles from the Company's racetrack facility. Located on approximately 90 acres of land, Churchill Downs Sports Spectrum is a former Standardbred racetrack. The grandstand/clubhouse has been renovated and converted for use as a simulcast and pari-mutuel wagering facility. The facility seats approximately 3,000 persons and includes parking, offices and related facilities. The property also includes a three quarters (3/4) mile dirt track which is used for training Thoroughbreds. Also located at the property is a stabling area for horses. As part of the renovation of the facility, the Company demolished existing barns and constructed enough new barns to accommodate approximately 500 horses. The barns and training track provide additional stalls and training facilities for the Company.

               The Kentucky Derby Museum is operated on property adjacent to the Company's racetrack facility. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

               Through its subsidiary, HPLP, the Company owns and operates a racetrack site and improvements in Anderson, Indiana. The racetrack facility consists of approximately 105 acres of leased land with a 7/8th mile oval dirt track and sprinklered, permanent grandstands. This racetrack facility seats approximately 2,400 persons. The site also has parking facilities for the public, office facilities, barns and stables sufficient to accommodate 780 horses and other facilities for back stretch personnel. During 1995, Hoosier Park made $3.1 million in improvements to stabling, paddock, dormitory and other facilities to accommodate Thoroughbred racing dates in the last half of 1995.

               Hoosier  Park  also  owns   satellite   wagering   facilities  in
Merrillville, Indiana, Ft. Wayne, Indiana and Indianapolis, Indiana. The Churchill Downs Sports Spectrum at Merrillville consists of approximately 27,300 square feet of space. The Churchill Downs Sports Spectrum at Ft. Wayne consists of approximately 15,750 square feet of space. Hoosier Park also leases approximately 17,800 square feet of space in the Claypool Courts Building in Indianapolis where it operates the Churchill Downs Sports Spectrum at Indianapolis. The Merrillville facility opened in January, 1995, the Ft. Wayne facility opened in April, 1995 and the Indianapolis location opened in October, 1995.

ITEM 3.        LEGAL PROCEEDINGS

               There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which it is a party or of which any of its property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

               The Company's Common Stock is traded in the over-the-counter market. As of March 29, 1993, the Company's common stock was listed on the National Association of Securities Dealers, Inc.'s Small Cap Market automated quotation system ("NASDAQ"). As of March 10, 1996, there were approximately 3,032 stockholders of record.

               The following table sets forth the high and low bid quotations (as reported by NASDAQ) and dividend payment information for the Company's Common Stock during its last two years:

                      1995 - BY QUARTER                                 1994 - BY QUARTER
                      -----------------                                 -----------------

              1ST       2ND        3RD       4TH                1ST      2ND      3RD      4TH
             ------    ------     ------    ------             ------   ------   ------   ------
High Bid     $47.00    $46.00     $43.25    $38.50             $52.00   $45.00   $43.50   $43.00
Low Bid       42.50     41.00      35.50     31.00              43.00    42.00    42.00    41.50

Dividend per share                  $.50                                           $.50

               Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

               The Company presently expects that comparable cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.


ITEM 6.        SELECTED FINANCIAL DATA

                                                       Eleven Months
                         Year Ended      Year Ended        Ended
                         December 31,   December 31,    December 31,  FISCAL YEAR ENDED JANUARY 31
                             1995           1994            1993            1993          1992
                         ------------   ------------   ------------   ------------     -----------
Operations:

Net revenues               $92,434,216   $66,419,460    $55,809,889    $51,847,747     $47,518,411

Operating income           $10,305,210   $ 9,861,086    $ 8,959,220    $ 7,427,241     $ 7,551,753

Net earnings                $6,203,135   $ 6,166,353    $ 5,906,034    $ 5,212,610     $ 5,427,097

Net earnings per share           $1.64         $1.63          $1.56          $1.38           $1.44

Dividend paid per share          $ .50         $ .50          $ .50          $ .50           $ .50

At Period End:

Total assets               $77,486,482   $70,175,840    $56,819,959    $49,058,319     $44,686,744

Working capital
  (deficiency)           $(10,433,929)  $(10,131,254)   $  (776,756)   $(5,290,858)    $(4,982,463)

Notes Payable               $6,421,176   $ 8,683,314    $   583,090    $   594,227     $   624,689

Stockholders' equity       $46,653,157   $42,003,147    $36,995,853    $32,976,784     $29,497,489

Stockholders' equity
  per share                     $12.33        $11.10          $9.80          $8.74           $7.83

Additions to racing
  plant and equipment       $8,589,535   $23,310,204     $1,409,888     $6,741,158      $7,855,855

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL INFORMATION

               This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described here in, and in the Company's annual report on form 10-K for the year ended December 31, 1995.

               For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, Derby weekend accounted for approximately 21% of total on-track pari-mutuel wagering and 25% of total on-track attendance for the Company's Kentucky operations. For the first time in 1995, the Derby day races were simulcast to all racetracks and simulcast facilities in the state of Kentucky. In 1988, the Company began to participate in intertrack simulcasting as a host track for all of its live races except those run on Kentucky Derby Day. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pool. In July 1994, the Company began to participate in whole card simulcasting, whereby the Company began importing whole race cards or programs from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

               The Company hosted the 1994 Breeders' cup races in November which generated approximately 10% of the total pari-mutuel wages accepted on track and 8% of total on-track attendance. The Company may be the host site for the Breeders' Cup Event Day in the future.

               At its meeting held on November 18, 1993, the Board of Directors of the Company voted to change the fiscal year end of the Company from January 31 to December 31. Accordingly, in 1993 the Company's eleven month period began on February 1, 1993 and ended on December 31, 1993.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Churchill Downs, through its subsidiary, Hoosier Park, L.P., is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park at Anderson. Start-up costs incurred in Indiana during 1995 included improvements to Hoosier Park in anticipation of the track's inaugural Thoroughbred meet. In addition, Hoosier Park conducted two Harness race meets, as well as simulcast wagering, during its first 16 months of operation. In 1995, the Company opened off-track wagering facilities in Merrillville, Fort Wayne and downtown Indianapolis, Indiana. The license for the Jeffersonville, Indiana facility was surrendered in July 1995 because ownership of the tentative site was in question and resolution was not expected in the near future. The Company is continuing to evaluate sites for the location of a fourth satellite wagering facility.

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

                                                       KENTUCKY         INDIANA
        On-track pari-mutuel wagers                         15%             19%
        Intertrack host                                      9%              --
        Interstate/simulcast host                            5%              3%
        Intertrack/simulcast receiving                       7%             18%

               The consolidated gross operating margins have declined the past two years. A slight decline was felt in 1994 after whole card simulcasting (with its slimmer margins) was legalized in Kentucky in July of that year, coupled with the start-up costs associated with the opening of Hoosier Park in September 1994. Margins continued to drop in 1995 due to the full year impact of both whole card simulcasting in Kentucky, a full year of operations at Hoosier Park and start-up costs for the three satellite wagering facilities opened in Indiana during 1995.

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

               In Kentucky, the Company conducted live racing during the period from April 29, 1995 through July 4, 1995, and from October 29, 1995 through November 25, 1995, for a total of 74 racing days compared to 73 racing days in 1994. In Indiana, the Company commenced live racing on September 1, 1994 and conducted live racing 54 days during the year ended December 31, 1994. In 1995, the Company conducted live racing for a total of 146 racing days, including 104 days of Standardbred racing from April 1, 1995 through August 20, 1995, and 42 days of Thoroughbred racing from September 1, 1995 through October 28, 1995.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION (continued)


               The Company operated two live racing facilities and conducted simulcast wagering at five locations during 1995. The Company began its operations in Indiana on September 1, 1994. The chart below summarizes the results of these operations.

                                             KENTUCKY                           INDIANA
                                                        Eleven Months
                            Year Ended   Year Ended        Ended         Year Ended     Year Ended
                           December 31,  December 31,   December 31,    December 31,   December 31,
                               1995          1994           1993            1995           1994
                           ------------  ------------   -------------   ------------   ------------
ON-TRACK
    Number of Race Days              74            73              78           146             54
    Attendance                  927,581      941,167*       1,004,584       242,139        151,222
    Handle                 $123,751,130  $130,557,435*   $130,897,521   $24,768,351    $13,242,632
    Average daily attendance     12,535        12,893          12,879         1,658          2,800
    Average daily handle     $1,672,313    $1,788,458      $1,678,173      $169,646       $245,234
    Per capita handle           $133.41       $138.72         $130.30       $102.29         $87.57

INTERTRACK/SIMULCAST HOST (SENDING)***
    Number of Race Days              74            73              78           146           n/a
    Handle                 $227,998,154  $150,837,816     $88,063,566   $13,727,916           n/a
    Average daily handle     $3,081,056    $2,066,271      $1,129,020       $94,027           n/a

INTERTRACK/SIMULCAST  RECEIVING
    Number of Receiving Days        209           217             192         821**             45
    Attendance                  489,093       494,137         386,037       328,509         24,611
    Handle                 $119,571,023  $102,377,334     $73,209,734   $92,745,040     $6,498,011
    Average daily attendance      2,340         2,277           2,011           400            547
    Average daily handle       $572,110      $471,785        $381,301      $112,966       $144,400
    Per capita handle           $244.48       $207.18         $189.64       $282.32        $264.03

    *        Excludes Breeders' Cup handle of $11,536,657 and attendance of 71,671.
    **     The Company's operations in Indiana include simulcasting at 1-4 wagering locations during 1995.
    ***    Includes common/commingle pools only.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO 1994

               Pari-mutuel revenue during the twelve months ended December 31, 1995 increased $23,674,752. The Company's subsidiary Hoosier Park generated 74 percent, or $17,321,012, of the increase in pari-mutuel revenue which when combined with admissions, concessions, programs, and other revenue totalled $18,783,355 in revenues. License and rights revenues were up 12% primarily due to increased race sponsorships and souvenir licensing at Churchill Downs. This revenue increase is due largely to the 821 operating days of whole card simulcasting offered beginning January 1, 1995 at Hoosier Park, January 25 in Merrillville, Indiana, April 26 in Ft. Wayne, Indiana and October 25 in
Indianapolis, Indiana. Simulcasting has been well received in Indiana with an average daily handle of $112,966.

               The advent of whole card simulcasting helped increase simulcast receiving revenue by $2,881,470 in the state of Kentucky, with Simulcast Host revenue increasing by $3,932,211 due largely to marketing of the Churchill Downs live racing product to a record number of interstate simulcast outlets. Whole card simulcasting was also largely responsible for the increase in program revenue due to two or more programs and racing forms being sold per day. Revenues from the Derby Expansion Area, referred to as Marquee Village, were up 19% largely due to the addition of a covered seating area near the racetrack's first turn. The backside of the Churchill Downs racetrack facility was closed during the first quarter of 1994 for maintenance and repair for the first time in several years which reduced other revenue. Other revenue was higher in 1994 primarily due to hosting the Breeders' Cup Day Event.


                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS  (continued)

                                                NET REVENUE SUMMARY
                           Year Ended    % To       Year Ended    % To      1995 VS. 1994
                                                                            --------------
                          December 31,  Total      December 31,  Total         $        %
                              1995      Revenue        1994      Revenue    Change   Change
                          ------------  -------    -----------   --------   -------  ------
Pari-Mutuel Revenue
  On-track                  21,438,916     23%      $21,200,811     32%     $238,105     1%
  Intertrack-Host            6,794,868      8%        5,449,807      8%    1,345,061    25%
  Simulcast Receiving       27,113,225     29%        8,953,850     13%   18,159,375   203%
  Simulcast Host            10,355,181     11%        6,422,970     10%    3,932,211    61%
                           -----------     ---      -----------     ---  -----------  -----
                           $65,702,190     71%      $42,027,438     63%  $23,674,752    56%

Admission & Seat Revenue    12,243,245     13%       11,889,845     18%      353,400     3%

License, Rights, Broadcast
  & Sponsorship Fees         5,642,092      6%        5,032,565      8%      609,527    12%

Concession Commission        2,610,658      3%        2,172,914      3%      437,744    20%

Program Revenue              2,931,315      3%        1,755,546      3%    1,175,769    67%

Derby Expansion Area           987,440      1%          832,050      1%      155,390    19%

Other                        2,317,276      3%        2,709,102      4%    (391,826)   -14%
                           -----------    ----      -----------    ----  -----------   ----
                           $92,434,216    100%      $66,419,460    100%  $26,014,756    39%
                           ===========    ====      ===========    ====  ===========   ====


                                       17

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               Operating expenses increased $24,431,384 during the twelve month period. This increase is primarily due to the live and simulcasting operations at Hoosier Park combined with the opening of the Indiana off-track wagering facilities. The largest single increase in meet expenses are the higher purses which are a direct result of increased handle from whole card simulcasting in Kentucky and Indiana. Purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related handle revenue and may change from year to year pursuant to contract or statute. Whole card simulcasting and Hoosier Park operations were also primarily responsible for increased wages, advertising and marketing, audio, video, totalisator, program expenses and other. Wages and contract labor increased due to additional days and hours of operation related to whole card simulcasting at Sports Spectrum and Hoosier Park. The simulcast host fee is the amount paid to the host track in exchange for receiving the tracks' races. This expense is based on handle, and is directly related to the $18 million increase in simulcasting revenue.

               Depreciation and amortization increases are attributed to the addition of the Indiana facilities of which 77%, or $921,909 of the total expense is related to Hoosier Park. Indiana operations contributed 84%, or $782,200 to the total increase in utilities and 70%, or $537,225 to insurance, taxes and license fees.



                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS  (continued)
                                                   OPERATING EXPENSE SUMMARY
                                  Year Ended    % To     Year Ended     % To         1995 VS. 1994
                                 December 31,   Total    December 31,   Total       $          %
                                  1995         Expense       1994       Expense    Change    Change
                                 ------------  -------   ------------   ------- -----------  ------
Purses
  On-track                         11,570,597      16%    $11,138,607      22%     $431,990      4%
  Intertrack-Host                   3,082,013       4%      2,430,083       5%      651,930     27%
  Simulcast-Receiving               7,117,104      10%      3,914,124       8%    3,202,980     82%
  Simulcast-Host                    5,881,768       8%      2,939,360       6%    2,942,408    100%
                                 ------------     ----   ------------     ----  -----------    ----
                                  $27,651,482      38%     20,422,174      41%   $7,229,308     35%

Wages and Contract Labor           15,897,434      22%     10,777,468      22%    5,119,966     48%

Advertising, Marketing & Publicity  3,166,951       4%      2,114,020       4%    1,052,931     50%

Racing Relations  & Services        1,406,905       2%      1,325,424       3%       81,481      6%

Totalisator Expense                 1,092,718       1%        577,101       1%      515,617     89%

Simulcast Host Fee                  5,561,467       7%        509,811       1%    5,051,656    991%

Audio/Video Expense                 2,259,983       3%      1,261,894       3%      998,089     79%

Program Expense                     2,035,447       3%        998,074       2%    1,037,373    104%

Depreciation & Amortization         4,427,492       6%      3,230,432       7%    1,197,060     37%

Insurance, Taxes & License Fees     2,718,727       4%      1,947,686       4%      771,041     40%

Maintenance                         1,797,533       2%      1,645,094       3%      152,439      9%

Utilities                           2,511,310       3%      1,580,273       3%      931,037     59%

Derby Expansion Area                  404,478       1%        313,920       1%       90,558     29%

Other                               2,836,555       4%      2,633,727       5%      202,828      8%
                                  -----------     ----    -----------     ----  -----------    ----
                                  $73,768,482     100%    $49,337,098     100%  $24,431,384     50%
                                  ===========     ====    ===========     ====  ===========    ====

               Selling, general and administrative expenses increased by $1,139,248. The increase was primarily related to increases in wages and benefits of $506,491 and professional fees of $404,083, most of which were related to Indiana operations. Interest expense increased by $397,245 largely due to the borrowings necessary to fund the construction of three satellite wagering facilities and Thoroughbred improvements in Indiana. Interest income was lower due to less cash available for short-term investment.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO 1993

               Net revenue during the year ended December 31, 1994 increased $8,822,916. The Company's new subsidiary Hoosier Park generated 47 percent or $3,625,944 of the increase in pari-mutuel revenue which combined with admissions, concessions, programs, and other revenue totalled $4.9 million in revenues. This facility opened September 1, 1994 with live Standardbred racing for 54 days. From November 5, 1994, Hoosier Park conducted whole card simulcasting for 45 days.

               The advent of whole card simulcasting in the state of Kentucky helped increase simulcast receiving revenue by 26%. Whole card simulcasting was also largely responsible for the increase in program revenue due to 2 or more programs and racing forms being sold per day, coupled with 25 additional simulcast receiving days and higher average attendance.

               Simulcast Host revenues rose 63% due to additional tracks receiving the Churchill Downs live racing signal in 1994. The increase in intertrack-host revenue is primarily due to the Kentucky whole card simulcasting legislation, passed in 1994, which provided for the host track to receive a percentage of all simulcast wagering conducted within the state of Kentucky.

                                                   NET REVENUE SUMMARY
                             Year Ended      % To     Year Ended      % To         1994 VS. 1993
                             December 31,    Total    December 31,    Total        $           %
                               1994         Revenue       1993       Revenue     Change      Change
                             ------------   -------   ------------   -------     ------      ------
Pari-Mutuel Revenue
  On-track                    $21,200,811       32%    $19,041,315       33%    $2,159,496      11%
  Intertrack-Host               5,449,807        8%      4,117,909        7%     1,331,898      32%
  Simulcast Receiving           8,953,850       13%      7,133,470       12%     1,820,380      26%
  Simulcast Host                6,422,970       10%      3,946,779        7%     2,476,191      63%
                              -----------       ---    -----------      ----    ----------      ---
                               42,027,438       63%     34,239,473       59%     7,787,965      23%

Admission & Seat  Revenue      11,889,845       18%     11,681,677       20%       208,168       2%

License, Rights, Broadcast
  & Sponsorship Fees            5,032,565        8%      4,892,672        8%       139,893       3%

Concession Commission           2,172,914        3%      2,027,399        4%       145,515       7%

Program Revenue                 1,755,546        3%      1,324,815        2%       430,731      33%

Derby Expansion Area              832,050        1%        819,150        1%        12,900       2%

Other                           2,709,102        4%      2,611,358        5%        97,744       4%
                              -----------      ----    -----------      ----    ----------     ----
                              $66,419,460      100%    $57,596,544      100%    $8,822,916      15%
                              ===========      ====    ===========      ====    ==========     ====

                                       20

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               Operating expenses rose $7,230,276 during the year. This increase is primarily due to the operations of Hoosier Park and due to the higher purses which are a direct result of increased handle from whole card simulcasting. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Whole card simulcasting and Hoosier Park operations were also primarily responsible for increased wages, advertising and marketing, audio, video and signal distribution, program expenses and other. Wages and contract labor increased due to additional days and hours of operation related to whole card simulcasting at Sports Spectrum and Hoosier Park. Simulcast host fees, a new expense in 1994, is the amount paid to the host track in exchange for receiving the tracks' races. This expense is based on handle and is directly related to the $1.8 million increase in simulcast receiving revenue. Totalisator expense fell by $348,277 due to a new contract with the totalisator company. Other expense increased primarily due to expenses at Hoosier Park in 1994 and expenses related to the training center at the Sports Spectrum in Louisville, including maintenance, manure removal and ambulance service.



                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS  (continued)

                                                  OPERATING EXPENSE SUMMARY
                              Year Ended     % To     Year Ended      % To        1994 VS. 1993
                               December 31,    Total    December 31,    Total       $             %
                              1994          Expense       1993       Expense    Change       Change
                             ------------   -------   ------------   -------    ------       ------
Purses
  On-track                    $11,138,607       22%    $10,124,191       24%   $1,014,416       10%
  Intertrack-Host               2,430,083        5%      1,820,556        4%      609,527       33%
  Simulcast-Receiving           3,914,124        8%      3,138,529        7%      775,595       25%
  Simulcast-Host                2,939,360        6%      2,017,172        5%      922,188       46%
                              -----------      ----    -----------      ----   ----------      ----
                               20,422,174       41%     17,100,448       40%    3,321,726       19%

Wages and Contract Labor       10,777,468       22%      9,619,862       23%    1,157,606       12%

Advertising, Marketing &
     Publicity                  2,114,020        4%      1,897,581        5%      216,439       11%

Racing Relations  & Services    1,325,424        3%      1,209,078        3%      116,346       10%

Totalisator Expense               577,101        1%        925,378        2%     (348,277)     -38%

Simulcast Host Fee                509,811        1%              -        0%       509,811     100%

Audio/Video Expense             1,261,894        3%      1,051,186        2%      210,708       20%

Program Expense                   998,074        2%        947,714        2%       50,360        5%

Depreciation & Amortization     3,230,432        7%      2,566,818        6%       663,614      26%

Insurance, Taxes & License
     Fees                       1,947,686        4%      1,860,049        4%        87,637       5%

Maintenance                     1,645,094        3%      1,492,154        4%       152,940      10%

Utilities                       1,580,273        3%      1,510,122        4%        70,151       5%

Derby Expansion Area              313,920        1%        299,084        1%       14,836        5%

Other                           2,633,727        5%      1,627,348        4%     1,006,379      62%
                              -----------      ----    -----------      ----    ----------     ----
                              $49,337,098      100%    $42,106,822      100%    $7,230,276      17%
                              ===========      ====    ===========      ====    ==========     ====

               Selling, general and administrative costs were essentially unchanged on a twelve month comparable basis. Increases in wages, professional fees and other expenses related to the opening of Hoosier Park in September, 1994 were almost entirely offset by decreased spending in the Business Development area. Interest income decreased and interest expense increased due to the cash requirements related to the construction and start-up operation in Indiana.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1995 TO DECEMBER 31, 1994

               The increase in cash and cash equivalents in 1995 is the result of declining cash requirements from the Company's Indiana operations. In 1994 the Company was preparing to open satellite wagering facilities in Merrillville and Fort Wayne, Indiana.

               Racing plant and equipment increased by $7,913,762 during 1995. The Company's Indiana operations received $6,468,000 of these additions, primarily in the form of three satellite wagering facilities in the state and three million dollars in improvements at Hoosier Park that were necessary for the Thoroughbred race meet.

               Accounts payable and accrued expenses have increased by $2,913,430 mostly due to increases in purses payable related to the increase in simulcast revenue, and due to the normal increase in operating payables related to three additional simulcast facilities in Indiana. The increase in income taxes payable is due to the timing of the Company's fourth quarter payments which were made in January for 1995, versus December in 1994.

               Notes payable have decreased as the Company continues to retire debt incurred with the acquisition and construction of its Indiana operations. Outstanding mutuel tickets have increased in relation to the increase in business due to whole card simulcasting in Kentucky and the opening of the three additional simulcast wagering facilities in Indiana.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1994 TO DECEMBER 31, 1993

               The decrease in cash balances and the increase in fixed assets reflect additions for the training facility at the Sports Spectrum, construction of the Hoosier Park racetrack facility in Anderson, Indiana and satellite wagering facilities in Merrillville, Indiana and Ft. Wayne, Indiana.

               Accounts receivable at December 31, 1994 were $1,438,984 lower than December 31, 1993. The decrease was due to the December 1993 billing of Turf Club and Season Box revenue for the 1994 racing meets. Such billings for the 1995 racing meets were not billed until January 1995.

               Other assets, notes payable and deferred income taxes increased due to the racing license acquired in conjunction with the acquisition of Anderson Park, Inc. A $1,000,000 escrow deposit with the Indiana Horse Racing Commission ("IHRC") was made as a commitment to open the Anderson Park facility by September 1, 1994; the deposited funds were subject to forfeiture to the State of Indiana, in whole or in part, at the discretion of the IHRC, if the racetrack was not opened by that date. The racetrack opened September 1, and the refund was received by September 30, 1994.

               Accounts payable at December 31, 1994 were $2,318,467 higher than December 31, 1993 due principally to liabilities for the construction of satellite wagering facilities in Merrillville, Indiana and Ft. Wayne, Indiana and normal operating liabilities at the Hoosier Park racetrack facility. Additionally, purses payable increased due to whole card simulcasting which commenced in Kentucky July 22, 1994.

               At December 31, 1994 the Company had dividends payable of $1,891,759 related to the annual dividend payment payable on January 13, 1995 which was declared at the November 17, 1994 Board of Directors meeting.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

               Working capital as of December 31, 1995, 1994 and 1993 follows:

                                       1995             1994            1993
                                   -------------   -------------    ------------

Deficiency in working              $(10,433,929)   $(10,131,254)    $  (776,756)
  capital
Working Capital ratio                  .45 to 1        .35 to 1        .96 to 1

               The working capital deficiency results from the nature and seasonality of the Company's business. Cash flows from operations were $15,402,814 for the year ended December 31, 1995, $11,399,973 for the year ended December 31, 1994 and $8,726,596 for the eleven months ended December 31, 1993. Management believes cash flows from operations during 1996 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the racing plant and equipment.

               Cash flow from operations funded $850,000 of the Anderson Park, Inc. stock purchase in January 1994. Similarly, cash flow from operations and, as necessary, funds available under the unsecured line of credit were used to fund up to $14 million for construction of the Hoosier Park racing facility in Anderson, Indiana. During 1995, Churchill Downs also funded an additional $6.5 million to construct three satellite wagering facilities in Indiana and improvements which allowed for Thoroughbred racing at Hoosier Park.

        The Company has a $20,000,000 unsecured line-of-credit with $14.0 million available at December 31, 1995 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is effective for the Company's year ended December 31, 1996. This statement introduces a fair-value based method of accounting for stock-based compensation, but allows companies that choose not to adopt the new rules to continue to apply the existing accounting rules contained in Accounting Principals Board Opinion No. 25 "Accounting For Stock Issued to Employees", provided proforma net income and earnings per share disclosures are provided under the new method. Management does not believe this statement will have a material effect on the Company's consolidated financial position or the consolidated results of its operations.

               During the eleven months ended December 31, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requiring a change in accounting for income taxes. The cumulative effect of this change, $61,000, or $.01 per share, is included in earnings for the period ended December 31, 1993. Prior year results have not been restated.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Churchill Downs Incorporated

We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and subsidiaries as of December 31, 1995, December 31, 1994, and December 31, 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows, and the consolidated financial statement schedule, for the years ended December 31, 1995, December 31, 1994, and for the eleven month period ended December 31, 1993 as listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Churchill Downs Incorporated and subsidiaries as of December 31, 1995, December 31, 1994, and December 31, 1993 and the results of their operations and cash flows for the years ended December 31, 1995, December 31, 1994, and for the eleven month period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein for the years ended December 31, 1995, December 31, 1994, and for the eleven month period ended December 31, 1993.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of February 1, 1993.



/s/Coopers & Lybrand L.L.P.
---------------------------
Coopers & Lybrand L.L.P.

Louisville, Kentucky
March 8, 1996



                          CHURCHILL DOWNS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,      December 31,      December 31,
   ASSETS                                                   1995              1994               1993
                                                         -----------       -----------       ------------
Current assets:
  Cash and cash equivalents                              $ 5,856,188       $ 2,521,033        $11,117,716
  Accounts receivable                                      2,098,901         2,277,218          3,716,202
  Other current assets                                       549,820           741,560            682,754
                                                         -----------       -----------        -----------
    Total current assets                                   8,504,909         5,539,811         15,516,672

Other assets                                               4,632,044         5,058,524          1,973,009

Racing plant and equipment                                97,451,463        89,537,701         66,227,497
Less accumulated depreciation                            (33,101,934)      (29,960,196)       (26,897,219)
                                                         -----------       -----------        -----------
                                                          64,349,529        59,577,505         39,330,278
                                                         -----------       -----------        -----------
                                                         $77,486,482       $70,175,840        $56,819,959
                                                         ===========       ===========        ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $6,517,508        $4,567,292         $2,248,825
  Accrued expenses                                         3,310,882         2,347,668          2,310,696
  Dividends payable                                        1,892,302         1,891,759          1,886,965
  Income taxes payable                                     1,049,508                -           1,492,740
  Deferred revenue                                         6,098,541         6,142,111          8,134,737
  Notes payable                                               70,097           722,235            219,465
                                                         -----------       -----------        -----------

    Total current liabilities                             18,938,838        15,671,065         16,293,428

Notes payable                                              6,351,079         7,961,079            524,431
Outstanding mutuel tickets (payable
  after one year)                                          2,256,696         1,523,600            953,881
Deferred compensation                                        871,212           690,178            633,366
Deferred income taxes                                      2,415,500         2,248,000          1,419,000
Minority interest in equity of consolidated subsidiary             -            78,771                  -
Stockholders' equity:
  Preferred stock, no par value; authorized, 250,000 shares;
    issued, none
  Common stock, no par value; authorized,
    10,000,000 shares,  issued 3,784,605 shares, 1995,
    3,783,318 shares, 1994, and 3,773,930 shares, 1993     3,504,388         3,437,911          2,977,911
  Retained earnings                                       43,486,460        39,175,627         34,901,033
  Deferred compensation costs                               (272,691)         (545,391)          (818,091)
  Note receivable for common stock                           (65,000)          (65,000)           (65,000)
                                                         -----------       -----------        -----------
                                                          46,653,157        42,003,147         36,995,853
                                                         -----------       -----------        -----------
                                                         $77,486,482       $70,175,840        $56,819,959
                                                         ===========       ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.




                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                       Eleven Months
                                                    Year Ended        Year Ended        Ended
                                                    December 31,      December 31,     December 31,
                                                       1995               1994             1993
                                                    -----------       ------------     ------------
Net revenues                                        $92,434,216       $66,419,460       $55,809,889

Operating expenses:
  Purses and stakes                                  27,651,482        20,422,174        16,690,246
  Other direct expenses                              46,117,000        28,914,924        24,140,553
                                                    -----------       -----------        ----------
                                                     73,768,482        49,337,098        40,830,799
                                                    -----------       -----------        ----------

    Gross profit                                     18,665,734        17,082,362        14,979,100

Selling, general and administrative                   8,360,524         7,221,276         6,019,880
                                                    -----------       -----------        ----------

    Operating income                                 10,305,210         9,861,086         8,959,220
                                                    -----------       -----------        ----------

Other income (expense):
  Interest income                                       233,556           292,115           324,017
  Interest expense                                     (572,779)         (175,534)                -
  Miscellaneous income                                  288,148           174,386           195,597
                                                    -----------       -----------        ----------
                                                        (51,075)          290,967           519,614
                                                    -----------       -----------        ----------

  Earnings before income taxes                       10,254,135        10,152,053         9,478,834
                                                    -----------       -----------        ----------

Income taxes:
  Current                                             3,883,500         3,856,700         3,787,000
  Deferred                                              167,500           129,000          (153,200)
                                                     -----------      -----------        -----------
                                                      4,051,000         3,985,700         3,633,800
                                                     ----------       -----------        ----------
Earnings before cumulative effect
  of accounting change                                6,203,135         6,166,353         5,845,034
Cumulative effect of accounting change                        -                 -          61,000
                                                     ----------       -----------        --------

Net earnings                                         $6,203,135       $ 6,166,353        $5,906,034
                                                     ==========       ===========        ==========

Earnings per share before
  cumulative effect of accounting change                  $1.64             $1.63             $1.55

Cumulative effect of accounting change                        -                 -               .01
                                                     ----------       -----------        -----------

Net earnings per share (based on weighted
  average shares outstanding of 3,784,140,
   3,778,350 and 3,775,444, respectively)                 $1.64             $1.63             $1.56
                                                    ===========       ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 1995, December 31, 1994 and the eleven months ended December 31, 1993

                                                           Note             Deferred
                                 Common    Retained     Receivable for   Compensation
                                 Stock     Earnings      Common Stock        Costs       Total
Balances January 31, 1993      $2,159,820 $30,881,964    $    (65,000)                $32,976,784

Net earnings                                5,906,034                                   5,906,034

Deferred compensation             818,091                                 $(818,091)

Cash dividends, $.50 per share             (1,886,965)                                 (1,886,965)
                                --------- -----------    -------------    ----------  ------------

Balances December 31,  1993     2,977,911  34,901,033         (65,000)     (818,091)   36,995,853

Net earnings                                6,166,353                                   6,166,353

Deferred compensation
    amortization                                                            272,700       272,700

Cash dividends, $.50 per share             (1,891,759)                                 (1,891,759)


Issuance of 9,388 shares of
    common stock at
    $49.00 per share              460,000                                                 460,000
                               ---------- -----------    -------------    ----------  -----------

Balances December 31,  1994     3,437,911  39,175,627         (65,000)     (545,391)   42,003,147

Net earnings                                6,203,135                                   6,203,135

Deferred Compensation
    Amortization                                                             272,700       272,700

Issuance of 1,287 shares of
    common stock at
    $51.65 per share               66,477                                                  66,477

Cash dividends, $.50 per share              (1,892,302)                                (1,892,302)
                                ---------- -----------    ------------    ----------   -----------

Balances December 31, 1995      $3,504,388 $43,486,460       $(65,000)    $(272,691)   $46,653,157
                                ========== ===========    ============    ==========   ===========

The  accompanying  notes  are  integral  part  of  the  consolidated   financial
statements.


                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Eleven Months
                                                    Year Ended       Year Ended           Ended
                                                   December 31,      December 31,       December 31,
                                                    1995               1994                1993
Cash flows from operating activities:
  Net earnings                                     $ 6,203,135        $ 6,166,353       $ 5,906,034
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
  Depreciation and amortization                      4,506,427          3,327,731         2,387,618
  Deferred income taxes                                167,500            129,000          (214,200)
  Deferred compensation                                142,534            640,712                 -
  Increase (decrease) in cash resulting from
     changes in operating assets and liabilities,
     net of effects from acquisitions:
     Accounts receivable                               178,317          1,438,984        (1,843,885)
     Other currents assets                             191,740            (44,526)          (65,606)
     Income taxes payable                            1,049,508         (1,492,740)          837,758
     Deferred revenue                                  (43,570)        (1,992,626)         (131,748)
     Accounts payable, accrued expenses and other    4,144,532          3,227,085         1,850,625
                                                    ----------        -----------        ----------
        Net cash provided by operating activities   16,540,123         11,399,973         8,726,596
                                                    ----------        -----------        ----------
Cash flows from investing activities:
  Additions to racing plant and equipment, net      (8,589,535)       (23,310,204)       (1,409,888)
  Acquisition of Anderson Park, net of note payable
     of $1,100,000                                           -           (850,000)                -
  Additions in intangible assets                      (461,536)        (1,248,905)                -
  Purchase of investments                                    -                  -          (450,000)
                                                   -----------        -----------        ----------
        Net cash used in investing activities       (9,051,071)       (25,409,109)       (1,859,888)
                                                   -----------        -----------        ----------

Cash flows from financing activities:
  Increase (decrease) in bank notes payable, net    (2,262,138)         7,299,418          (501,205)
  Dividends paid                                    (1,891,759)        (1,886,965)               -
                                                    ----------         ----------        ----------
        Net cash used in financing activities       (4,153,897)         5,412,453          (501,205)
                                                    ----------        -----------        ----------

Net increase (decrease) in cash and cash equivalents 3,335,155         (8,596,683)        6,365,503

Cash and cash equivalents, beginning of period       2,521,033         11,117,716         4,752,213
                                                    ----------        -----------       -----------
Cash and cash equivalents, end of period            $5,856,188        $ 2,521,033       $11,117,716
                                                    ==========        ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                       $  485,908        $   102,626         $  103,691
     Income taxes                                   $2,790,000        $ 5,393,000         $2,840,000

Noncash investing and financing activities:

  During 1994, $460,000 of notes payable was paid by the issuance of common stock.

  The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION:

        Churchill Downs Incorporated (the "Company") conducts Spring and Fall live race meetings for Thoroughbred horses and participates in intertrack and interstate simulcast wagering as a host track and as a receiving track in Kentucky. In Indiana, the Company, through its subsidiary, Hoosier Park L.P. (Hoosier Park), conducts live Thoroughbred and Standardbred race meetings and participates in simulcast wagering. Both its Kentucky and Indiana operations are subject to regulation by the racing commissions of the respective states.

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs Management Company and Anderson Park Inc. and its majority owned subsidiary, Hoosier Park, L.P. All significant intercompany balances and transactions have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

        CASH  EQUIVALENTS:

        The Company considers investments with original maturities of three months or less to be cash equivalents. The Company has, from time to time, had cash in bank in excess of federally insured limits.

        RACING PLANT AND EQUIPMENT:

        Racing plant and equipment are recorded at cost. Depreciation is provided by accelerated and straight-line methods over the estimated useful lives of the related assets.

        DEFERRED REVENUE:

        Deferred revenue includes advance sales of tickets.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        RECLASSIFICATION:

        Certain prior year accounts have been reclassified to conform to the current year presentation.

        EARNINGS PER SHARE:

        Earnings per share has been computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect on earnings. Such equivalents had no material effect on the computation for the periods ended December 31, 1995, 1994 and 1993.

        IMPACT OF REPORTING PERIOD:

        In 1993, the Company changed to a calendar year from a fiscal year ending January 31. The change of fiscal year resulted in a transition period of eleven months which began February 1, 1993 and ended December 31, 1993.

                                                       Twelve Months Ended
                                                           December 31
                                                    1994             1993 Unaudited
                                                -----------          --------------

           Net revenues                          66,419,460              57,596,544
           Gross profit                          17,082,362              15,489,722
           Income taxes                           3,985,700               3,495,000
           Earnings before cumulative
               effect of accounting change        6,166,353               5,421,253
           Cumulative effect of accounting
               change                                     -                  61,000
           Net earnings                           6,166,353               5,482,253
           Earnings per share before
               cumulative effect of
               accounting change                       1.63                    1.44
           Cumulative effect of
               accounting change                          -                     .01
           Earnings per share                          1.63                    1.45


                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.      RACING PLANT AND EQUIPMENT:

        Racing plant and equipment are summarized as follows:

                                         December 31,  December 31, December 31,
                                             1995          1994          1993
                                         -----------    -----------  -----------
           Land                            5,930,242    $ 5,864,863  $ 5,033,145
           Grandstands and buildings      55,946,326     48,749,083   35,291,747
           Equipment                       2,685,026      2,110,793    1,526,524
           Furniture and fixtures          3,435,761      3,586,659    2,961,423
           Tracks and other improvements  29,332,188     28,364,732   20,706,395
           Construction in process           121,920        861,571      708,263
                                         -----------    -----------  -----------
                                         $97,451,463    $89,537,701  $66,227,497
                                         ===========    ===========  ===========

        Depreciation expense was $3,817,511 and $3,062,978 for the years ended December 31, 1995 and 1994 and $2,387,618 for the eleven months ended December 31, 1993.

3.      INCOME TAXES:

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, as of February 1, 1993. SFAS No. 109 changes the method of accounting for income taxes from the deferred to the liability method. Under the liability method, deferred income taxes at the end of each period are determined by using the enacted tax rates for the years in which the taxes are expected to be paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be recovered. Under the deferred method, deferred income taxes were recognized using the tax rates in effect when the tax was first recorded.

        The adoption of SFAS No. 109 required revaluation of the Company's deferred income tax liability to reflect the provisions of this statement. The cumulative effect of this change as of February 1, 1993 increased net earnings for the eleven months ended December 31, 1993 by approximately $61,000, or $.01 per share. Prior year financial statements were not restated for this accounting change.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The components of the net deferred tax liability recognized in the accompanying balance sheet as of December 31 follow:

                                            1995          1994           1993
                                         ----------    ----------    -----------
               Deferred tax liability    $2,841,000    $2,737,000    $1,907,000

               Deferred tax asset          (529,500)     (489,000)     (488,000)

               Valuation allowance          104,000             -             -
                                         ----------    ----------    ----------
                                         $2,415,500    $2,248,000    $1,419,000
                                         ==========    ==========    ==========

        At December 31, 1995, the Company has operating loss carry forwards of approximately $3,000,000 for Indiana State income tax purposes expiring from 2009 through 2010. Based on the weight of evidence, both negative and positive, including the lack of historical earnings in the state of Indiana, the Company has provided a valuation allowance because it is unable to assert that it is more likely than not to realize some portion or all of the deferred tax asset attributable to the Indiana State income tax net operating loss carry forwards.

        Significant   components  of  the  Company's  deferred  tax  assets  and liabilities at December 31 follows:

                                                    1995              1994               1993
                                                 ----------       -----------        ----------
         Excess of book over tax basis of
             property & equipment                $2,161,000        $2,037,000        $1,907,000

         Book basis of racing license
             in excess of tax basis                 680,000           700,000                 -

         Accrual for supplemental  benefit plan    (252,900)         (230,000)         (210,000)

         Net operating loss carryforwards          (104,000)                -                 -

         Allowance for uncollectible receivables    (54,000)          (86,000)          (86,000)

         Other accruals                            (118,600)         (173,000)         (192,000)
                                                 ----------        ----------        ----------
                                                  2,311,500         2,248,000         1,419,000

         Valuation allowance for deferred
             tax assets                             104,000                 -                 -
                                                 ----------        ----------        ----------

                                                 $2,415,500        $2,248,000        $1,419,000
                                                 ==========        ==========        ==========


                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                  Year Ended                 Year Ended         Eleven Months Ended
                               December 31, 1995          December 31, 1994      December 31, 1993
                               ----------------------- ----------------------   -------------------
                                          Percent of                Percent of               Percent of
                               Amount   Pretax Income    Amount   Pretax Income   Amount   Pretax Income
                            ----------  -------------   --------- -------------   ------   -------------
   Statutory tax on earnings
     before income tax      $3,486,000       34.0%     $3,452,000     34.0%     $3,223,000     34.0%

   State income taxes, net
     of federal income tax
     benefit                   552,400        5.4%        533,700      5.3%        498,000      5.2%

   Other                       (12,600)       (.1%)             -         -        (87,200)     (.9%)
                            ----------       -----     ----------     -----     ----------     -----
                            $4,051,000       39.5%     $3,985,700     39.3%     $3,633,800     38.3%
                            ==========       =====     ==========     =====     ==========     =====

4.      EMPLOYEE BENEFIT PLANS:

        The Company has a profit-sharing plan which covers all full-time employees with one year or more of service. The Company will match contributions made by the employee up to 2% of the employee's annual compensation and contribute a discretionary amount determined annually by the Board of Directors. The cost of the plan for the years ended December 31, 1995, December 31, 1994 and the eleven months ended December 31, 1993 was $280,000, $276,000, and $258,000, respectively.

        The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the year ended December 31, 1995, December 31, 1994 and the eleven months ended December 31, 1993 were $57,000, $49,000, and $44,000, respectively.

        The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky. Contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the year ended December 31, 1995, December 31, 1994 and the eleven months ended December 31, 1993 were$193,774,$190,626 and $179,770, respectively. The
        Company's policy is to fund this expense as accrued.

5.      NOTES PAYABLE:

        The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The rate in effect at December 31, 1995 was 6.85%. Borrowings are payable on January 31, 1997. There was $6.0 million outstanding at December 31, 1995 and $7.5 million outstanding at December 31, 1994. No borrowings were outstanding at December 31, 1993.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.      NOTES PAYABLE: (cont'd)

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intertrack wagering license from the former owners of the Sports Spectrum property. Interest has been imputed at 8%. At December 31, 1995, the balance of these notes was $420,000 net of an unamortized discount of $152,000. The notes require aggregate annual payments of $110,000 from September, 1993. As described in the contingency footnote (Note 9) any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

        Maturities of all notes payable for the five years following December 31, 1995 follow:

                                          PRINCIPLE AMOUNT
                                        1996 - $    68,000
                                        1997 -   6,074,000
                                        1998 -      80,000
                                        1999 -      86,000
                         2000 and thereafter -     113,000

6.      COMMITMENTS:

        The Company contracts for totalisator equipment and service. A contract with a new vendor was entered into on November 1, 1993 and extends through October, 1998. The contract provides for rentals based on a percentage of pari-mutuel wagers registered by the totalisator equipment. Hoosier Park entered into a separate contract for totalisator equipment and service under an agreement which expires in 2001 and provides for variable rentals based on the level of activity.

        Total rental expense follows:

                                                                   Eleven Months
                                   Year Ended       Year Ended         Ended
                                  December 31,     December 31,     December 31,
                                      1995            1994            1993
                                   ----------      ----------       -----------
           Minimum rentals         $        -        $      -          $427,000

           Variable rentals         1,093,000         577,000           414,000
                                   ----------        --------          --------
                                   $1,093,000        $577,000          $841,000
                                   ==========        ========          ========

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.      STOCK OPTIONS:

        At the June, 1994 annual meeting of stockholders, a stock option plan for key employees was approved. Options may be granted on no more than 200,000 shares of the Company's common stock.

        The plan provides for granting of options to buy shares of the Company's common stock intended either to qualify as "incentive stock options" under the Internal Revenue Code of 1986 or "nonqualified stock options" not intended to so qualify. In accordance with the plan, options are exercisable over a 10 year period from date of grant.

        Stock option activity follows:

                              Option Price        Number Of Shares Exercisable In
                              Per Share          1996      1997     1998     1999    Total
                              ---------        -------    -----    -----    -----  -------
        1993 ACTIVITY
         Granted               $46.00-$55.00   101,700       --       --       --  101,700
                                               -------    -----    -----    -----  -------

         Total outstanding
           December 31, 1993                   101,700       --       --       --  101,700

        1994 ACTIVITY
         Granted               $42.50-$44.00        --   10,800   10,750       --   21,550
         Cancelled             $44.00-$46.00   (9,000)   (1,000)      --       --  (10,000)
                                               -------   ------   ------    -----   ------

        Total outstanding
          December 31, 1994                     92,700    9,800   10,750       --  113,250

        1995 Activity
         Granted                $31.50              --       --       --   10,600   10,600
                                               -------   ------   ------   ------  --------

        Total outstanding
           December 31, 1995                    92,700    9,800   10,750   10,600  123,850
                                               =======   ======   ======   ======  =======


        All incentive stock options and nonqualified stock options granted during 1995 and 1994 were granted at the closing high bid quotation on the business day immediately preceding the date of grant. In November 1993, nonqualified stock options were granted at $46.00, the February 1, 1993 market price. The excess of the current market value of the stock at the date of grant over the option price has been accounted for as deferred compensation and is being expensed over the vesting period, three years.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is effective for the Company's year ended December 31, 1996. This statement introduces a fair-value based method of accounting for stock-based compensation, but allows companies that choose not to adopt the new rules to continue to apply the existing accounting rules contained in Accounting Principals Board Opinion No. 25 "Accounting For Stock Issued to Employees", provided proforma net income and earnings per share disclosures are provided under the new method. Management has not decided whether it will adopt FASB No. 123 to compute compensation charges, but does not believe that the statement will have a material effect on the Company's consolidated financial position or the consolidated results of its operations.

8.      FAIR VALUES OF FINANCIAL INSTRUMENTS

        Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement:

        CASH AND SHORT-TERM INVESTMENTS

        The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        LONG-TERM DEBT

        The carrying amounts of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

9.      ACQUISITION

        On January 26, 1994 the Company purchased Anderson Park, Inc. ("API") for approximately $1,950,000. API owned an Indiana Standardbred racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and contemporaneously with the commencement of operations on September 1, 1994, the net assets of API were contributed to a newly formed partnership, Hoosier Park, L.P. in return for an 87% general partnership interest.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.     CONTINGENCIES

        On January 22, 1992, the company acquired certain assets of Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site.
        Substantially all of the $1,000,000 hold back has been utilized as of December 31, 1995. The remediation has also been approved to receive funds up to $995,000 from the Kentucky Petroleum Storage Tank Environmental Assurance Fund (the "Fund"). In addition, the Company may offset any additional costs against additional amounts payable to the sellers for the acquisition of the property.

        It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property. Compliance with environmental laws has not otherwise affected development and operation the property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

11.     AGREEMENT TO SELL 10% OF HOOSIER PARK

        In December 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. The purchase price for the 10% partnership interest will be $218,000 and the acquisition of a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing (approximately $2,530,000). The purchase is subject to the approval of the Indiana Horse Racing Commission. Following the purchase, Conseco and Pegasus will be limited partners of HPLP and Anderson will continue to be the sole general partner of HPLP. Such a sale is not anticipated to have any material effect on operations in 1996.

        From the date of the closing through December 31, 1998, Conseco will have an option to purchase from Anderson an additional 47% partnership interest in HPLP. The purchase price of the additional partnership interest will be $22,156,000 of which approximately $6,222,000 will be allocated to the purchase of the partnership interest and approximately $15,934,000 will be allocated to the acquisition of debt owed by HPLP to CDMC. This purchase is also subject to the approval of the IHRC. Following this purchase, Conseco will be the sole general partner of HPLP, Anderson and Pegasus will be limited partners of HPLP. CDMC will continue to have a long-term management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

               None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Elections of Directors" and "Executive Officers of the Company," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Elections of Directors - Compensation and Committees of the Board of Directors" and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information required herein is incorporated by reference from the sections of the Company's Proxy Statement titled "Common Stock Owned by Certain Persons," "Election of Directors" and "Executive Officers of the Company," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Certain Relationships and Related Transactions," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)     1.     Consolidated Financial Statements
                                                                          PAGES
               The following financial statements of Churchill Downs
               Incorporated for the year ended December 31, 1995,
               the year ended December 31, 1994 and the eleven
               months ended  December 31, 1993 are included in
               Part II, Item 8:
               Reports of Independent Accountants                           27
               Consolidated Balance Sheets                                  28
               Consolidated Statements of Earnings                          29
               Consolidated Statements of Stockholders' Equity              30
               Consolidated Statements of Cash Flows                        31
               Notes to Consolidated Financial Statements                  32-40
               Schedule VIII - Valuation and Qualifying Accounts            44

               All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(b)     Reports on Form 8-K:

        None

(c)     Exhibits

        See exhibit index.

(d) All financial statements and schedules except those items listed under items 14(a)l and (a)2 above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CHURCHILL DOWNS INCORPORATED



               /S/ THOMAS H. MEEKER           /S/ VICKI L. BAUMGARDNER
               Thomas H. Meeker               Vicki L. Baumgardner,
               President                      Vice President, Finance, Treasurer
               March 21, 1995                 March 21, 1995
               (Principal Executive Officer) (Principal Financial Officer) (Director)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ CHARLES W. BIDWILL, JR.        /S/ CATESBY W. CLAY               /S/ WILLIAM S. FARISH
--------------------------         ----------------------------      --------------------------
Charles W. Bidwill, Jr.            Catesby W. Clay                   William S. Farish
March 21, 1996                     March 21, 1996                    March 21, 1996
(Director)                         (Director)                        (Director)


                                   /S/ SETH W. HANCOCK               /S/ FRANK B. HOWER, JR.
--------------------------         ----------------------------      --------------------------
J. David Grissom                   Seth W. Hancock                   Frank B. Hower, Jr.
March 21, 1996                     March 21, 1996                    March 21, 1996
(Director)                         (Director)                        (Director)


/S/ G. WATTS HUMPHREY, JR.         /S/ W. BRUCE LUNSFORD
--------------------------         ----------------------------      --------------------------
G. Watts Humphrey, Jr.             W. Bruce Lunsford                 Arthur B. Modell
March 21, 1996                     March 21, 1996                    March 21, 1996
(Director)                         (Director)                        (Director)


/S/ CARL F. POLLARD                /S/ DARRELL R. WELLS
--------------------------         ----------------------------
Carl F. Pollard                    Darrell R. Wells
March 21, 1996                     March 21, 1996
(Director)                         (Director)





                          CHURCHILL DOWNS INCORPORATED

               SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance,
                                         Beginning     Charged to                       Balance,
       Description                       Of Period      Expenses        Deductions    End Of Period
Year ended December 31, 1995:
Allowance for doubtful
   accounts and  notes receivable       $  215,000    $         -       $   80,000       $  135,000
                                        ----------    -----------       ----------       ---------

Year ended December 31, 1994:
Allowance for doubtful
   accounts and  notes receivable       $  215,000    $         -       $        -       $  215,000
                                        ----------    -----------       ----------       ----------

Eleven months ended
December 31, 1993:
Allowance for doubtful
   accounts and notes receivable        $  215,000    $         -       $        -       $  215,000
                                        ----------    -----------       ----------       ----------





                                  EXHIBIT INDEX

NUMBERS      DESCRIPTION                              BY REFERENCE TO

  (3)(a)     Restated Articles of Incorporation       Exhibit A to report on Form 8-K
                                                      filed with the Securities and Exchange
                                                      Commission on July 11, 1991

      (b)    Restated Bylaws as amended               Exhibit 3(b) to report on Form10-K for
                                                      year ended December 31, 1994

  (10)(a)    Churchill Downs Restated                 Exhibit 10 (a) to report on Form 10-K for
             Supplemental Benefit Plan dated          the year ended December 31, 1994
             March 1, 1995

      (b)    Employment Agreement dated as            Exhibit 19(a) to Report on Form 10-Q
             of October 1, 1984, with                 for fiscal quarter ended October 31, 1984
             Thomas H.Meeker, President

      (c)    Churchill Downs Incorporated             Exhibit 10 (c) to report on Form 10-K for
             Amended Incentive Compensation           the year ended December 31, 1994
             Plan (1993)

      (d)    Churchill Downs Incorporated             Exhibit 10(h) to Report on Form 10-K for
             1993 Stock Option Plan                   the eleven months ended December 31, 1993

      (e)    Stock Purchase Agreement naming          Exhibit 10(i) to Report on Form 8-K
             Dominick Marotta, Frank Marotta,         filed with the Securities and Exchange
             Louis E. Carlo and Edward F.             Commission on February 10, 1994
             Draugelis

      (f)    Amendment of Employment                  Report on Form 10-K for the fiscal
             Agreement with Thomas H. Meeker,         year ended January 31, 1986; Report
             President, dated October 1, 1984         on Form 10-K for the fiscal year ended
                                                      January 31, 1987; 1988, 1990, 1991,
                                                      1992 and 1993

      (g)    Amendment No. 1 to Churchill             Exhibit 10 (g) to report on Form 10-K for
             Downs Incorporated 1993 Stock            the year ended December 31, 1994
             Option Plan









      (h)    Promissory Note dated May 31,            Exhibit 10(1) to report on Form
             1994 in the principal amount             10-Q for the fiscal quarter ended
             of $20,000,000 by Churchill              June 30, 1994
             Downs Incorporated to PNC Bank,
             Kentucky, Inc.

      (i)    Amended and Restated Lease               Exhibit 10 (i) to report on Form 10-K
             Agreement dated January 31, 1996         for the year ended December 31, 1995

      (j)    Amendment No. 1 to Promissory            Report on Form 10-K for the year
             Note dated May 31, 1994                  ended December 31, 1994

      (k)    Partnership Interest Purchase            Exhibit 10(k) to report on Form 10-K
             Agreement  dated  December 20,           for the year ended December 31, 1995
             1995 among Anderson Park, Inc.,
             Conseco HPLP, L.L.C., Pegasus
             Group, Inc. and Hoosier Park, L.P.

  (21)       Subsidiaries of the registrant           Exhibit 21 to report on Form 10-K
                                                      for the year ended December 31, 1994

  (23)       Consent of Coopers & Lybrand, LLP        Report on Form 10-K for the year ended
             Independent Accountants                  December 31, 1995

  (27)       Financial Data Schedule                  Report on Form 10-K for the year ended
                                                      December 31, 1995

  (99)       Names and addresses of certain           Schedule 13D filed with the Commission
             shareholders of the Company who          on April 25, 1995, as amended on May 31,
             are parties to the Third                 1995
             Supplemental Stockholder Agreement
