Form 10-K/A
period 1995-12-31
CHURCHILL DOWNS INC
filed 1996-04-29
CIK 20212

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 28, 1996, the estimated  aggregate market value of the shares of the
Registrant's   Common  Stock  held  by  non-affiliates  of  the  Registrant  was approximately $105,000,000.

As of March 28, 1996, 3,784,605 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 13, 1996 are incorporated by reference herein in response to Items 10, 11, 12, and 13 of Part III of Form 10-K.

            This Report consists of 20 consecutively numbered pages.

            The date of this Report is April 29, 1996.

                                   CONTENTS


                                                                          PAGE



                                   PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA........................3

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT ......................................................18

ITEM 11.    EXECUTIVE COMPENSATION ..........................................18

Exhibit 23  CONSENT OF COOPERS & LYBRAND, L.L.P..............................20
            INDEPENDENT ACCOUNTANTS

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



/s/Coopers & Lybrand L.L.P.
- ---------------------------
Coopers & Lybrand L.L.P.

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




                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                       Eleven Months
                                                    Year Ended        Year Ended        Ended
                                                    December 31,      December 31,     December 31,
                                                       1995               1994             1993
                                                    -----------       ------------     ------------
Net revenues                                        $92,434,216       $66,419,460       $55,809,889

Operating expenses:
  Purses and stakes                                  27,651,482        20,422,174        16,690,246
  Other direct expenses                              46,117,000        28,914,924        24,140,553
                                                    -----------       -----------        ----------
                                                     73,768,482        49,337,098        40,830,799
                                                    -----------       -----------        ----------

    Gross profit                                     18,665,734        17,082,362        14,979,100

Selling, general and administrative                   8,360,524         7,221,276         6,019,880
                                                    -----------       -----------        ----------

    Operating income                                 10,305,210         9,861,086         8,959,220
                                                    -----------       -----------        ----------

Other income (expense):
  Interest income                                       233,556           292,115           324,017
  Interest expense                                     (572,779)         (175,534)                -
  Miscellaneous income                                  288,148           174,386           195,597
                                                    -----------       -----------        ----------
                                                        (51,075)          290,967           519,614
                                                    -----------       -----------        ----------

  Earnings before income taxes                       10,254,135        10,152,053         9,478,834
                                                    -----------       -----------        ----------

Income taxes:
  Current                                             3,883,500         3,856,700         3,787,000
  Deferred                                              167,500           129,000          (153,200)
                                                     -----------      -----------        -----------
                                                      4,051,000         3,985,700         3,633,800
                                                     ----------       -----------        ----------
Earnings before cumulative effect
  of accounting change                                6,203,135         6,166,353         5,845,034
Cumulative effect of accounting change                        -                 -            61,000
                                                     ----------       -----------        ----------

Net earnings                                         $6,203,135       $ 6,166,353        $5,906,034
                                                     ==========       ===========        ==========

Earnings per share before
  cumulative effect of accounting change                  $1.64             $1.63             $1.55

Cumulative effect of accounting change                        -                 -               .01
                                                     ----------       -----------        -----------

Net earnings per share (based on weighted
  average shares outstanding of 3,784,140,
   3,778,350 and 3,775,444, respectively)                 $1.64             $1.63             $1.56
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
                                                 ==========        ==========        ==========


                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                  Year Ended                 Year Ended         Eleven Months Ended
                               December 31, 1995          December 31, 1994      December 31, 1993
                               ----------------------- ----------------------   -------------------
                                          Percent of                Percent of               Percent of
                               Amount   Pretax Income    Amount   Pretax Income   Amount   Pretax Income
                            ----------  -------------   --------- -------------   ------   -------------
   Statutory tax on earnings
     before income tax      $3,486,000       34.0%     $3,452,000     34.0%     $3,223,000     34.0%

   State income taxes, net
     of federal income tax
     benefit                   552,400        5.4%        533,700      5.3%        498,000      5.2%

   Other                       12,600          .1%              -         -        (87,200)     (.9%)
                            ----------       -----     ----------     -----     ----------     -----
                            $4,051,000       39.5%     $3,985,700     39.3%     $3,633,800     38.3%
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

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.      NOTES PAYABLE: (cont'd)

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intertrack wagering license from the former owners of the Sports Spectrum property. Interest has been imputed at 8%. At December 31, 1995, the balance of these notes was $420,000 net of an unamortized discount of $152,000. The notes require aggregate annual payments of $110,000 from September, 1993. As described in the contingency footnote (Note 10) any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

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

        Stock option activity follows:

                              Option Price        Number Of Shares Exercisable In
                              Per Share          1996      1997     1998     1999    Total
                              ---------        -------    -----    -----    -----  -------
        1993 ACTIVITY
         Granted               $46.00-$55.00   101,700       --       --       --  101,700
                                               -------    -----    -----    -----  -------

         Total outstanding
           December 31, 1993                   101,700       --       --       --  101,700

        1994 ACTIVITY
         Granted               $42.50-$44.00        --   10,800   10,750       --   21,550
         Cancelled             $44.00-$46.00   (9,000)   (1,000)      --       --  (10,000)
                                               -------   ------   ------    -----   ------

        Total outstanding
          December 31, 1994                     92,700    9,800   10,750       --  113,250

        1995 Activity
         Granted                $31.50              --       --   10,600       --   10,600
                                               -------   ------   ------   ------  --------

        Total outstanding
           December 31, 1995                    92,700    9,800   21,350   10,600  123,850
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




                                                                COMMON STOCK INFORMATION
                                                                Per Share of Common Stock
  SUPPLEMENTARY FINANCIAL INFORMATION                      Net     Cash      Market Price
                    Net    Operating        Net Income   Income  Dividends
                Revenue   Income(Deficit)     (Loss)     (Loss)   (Paid)     High    Low

1995           $92,434,216 $10,305,210      $ 6,203,135    $1.64

Fourth Quarter $21,264,267 $  (905,283)     $  (500,096)  $-0.13    $0.50   $38.50 $31.00
Third Quarter   13,222,206  (3,572,224)      (2,174,704)   -0.57             43.25  35.50
Second Quarter  49,335,136  17,645,591       10,650,212     2.81             46.00  41.00
First Quarter    8,612,607  (2,862,874)      (1,772,277)   -0.47             47.00  42.50

1994           $66,419,460 $ 9,861,086      $ 6,166,353    $1.63

Fourth Quarter $16,509,087 $  (515,409)     $  (304,012)  $-0.08    $0.50   $43.00 $41.50
Third Quarter    7,515,621  (3,024,070)      (1,794,462)   -0.48             43.50  42.00
Second Quarter  39,968,720  17,128,385       10,469,618     2.77             45.00  42.00
First Quarter    2,426,032  (3,727,820)      (2,204,791)   -0.58             52.00  43.00

1993           $55,809,889 $ 8,959,220      $ 5,906,034   $ 1.56

Fourth Quarter $ 9,021,217 $(1,032,107)     $  (421,207)  $-0.10    $0.50   $54.00 $51.00
Third Quarter    4,986,547  (3,300,241)      (1,933,201)   -0.51             53.00  50.00
Second Quarter  38,656,798  16,077,896        9,863,277     2.61             62.50  49.00
First Quarter    3,145,327  (2,786,328)      (1,602,835)   -0.44             65.00  43.50


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Common Stock Owned by Certain Persons," "Election of Directors," and "Executive Officers of the Company," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

            The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors - Compensation and Committees of the Board of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

                                   SIGNATURE


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHURCHILL DOWNS INCORPORATED



April 29, 1996                      /S/ VICKI L. BAUMGARDNER
                                    -------------------------
                                    Vicki L.Baumgardner, Vice President,
                                    Finance/Treasurer (Principal Financial
                                    Officer)