Form 10-Q
period 1996-03-31
CHURCHILL DOWNS INC
filed 1996-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                         OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

for the transition period from_______________________to________________________
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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at May 10, 1996 was 3,784,605 shares.










                                      1 of 16

                            CHURCHILL DOWNS INCORPORATED

                                      I N D E X


                                                                           PAGES

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets, March 31, 1996,
               December 31, 1995 and March 31, 1995                            3

               Condensed Consolidated Statements of Operations and Changes in Retained Earnings for the three months ended March 31, 1996
               and 1995                                                        4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1996 and 1995                      5

               Condensed Notes to Consolidated Financial Statements          6-7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-14

PART II.  OTHER INFORMATION AND SIGNATURES

     ITEM 6.   Exhibits and Reports on Form 8-K                               15

               Signatures                                                     16



                                      2 of 16




                               CHURCHILL DOWNS INCORPORATED
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                   March 31    December 31     March 31
       ASSETS                                       1996           1995          1995
                                                 -----------   ------------  -----------
Current assets:
   Cash and cash equivalents                     $ 7,305,232   $ 5,856,188   $ 4,347,999
   Refundable income taxes                         1,186,350            --     1,189,992
   Accounts receivable                               957,397     2,098,901     1,014,082
   Prepaid expenses and other current assets         675,686       549,820       948,899
                                               ------------- ------------- -------------
     Total current assets                         10,124,665     8,504,909     7,500,972

Other assets                                       4,498,318     4,632,044     5,002,391

Plant and equipment                               98,144,122    97,451,463    92,466,674
 Less accumulated depreciation                   (34,115,683)  (33,101,934)  (30,984,865)
                                                 -----------   -----------   -----------
                                                  64,028,439    64,349,529    61,481,809

                                                 $78,651,422   $77,486,482   $73,985,172
                                                 ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                 $ 5,070,097 $      70,097  $  9,343,121
   Accounts payable                                8,715,251     6,517,508     7,202,391
   Accrued expenses                                3,358,596     3,310,882     1,189,927
   Dividends payable                                      --     1,892,302            --
   Income Taxes Payable                                   --     1,049,508            --
   Deferred revenue                               10,796,479     6,098,541     9,769,565
                                                 -----------   -----------   -----------
       Total current liabilities                  27,940,423    18,938,838    27,505,004

Notes payable                                        351,079     6,351,079     1,198,059
Outstanding mutuel tickets (payable to Common-
   wealth of Kentucky after one year)              2,413,548     2,256,696     1,522,658
Deferred compensation                                882,762       871,212     1,041,929
Deferred income taxes                              2,415,500     2,415,500     2,248,000
Minority interest                                         --            --       104,000
Stockholders' equity:
   Preferred stock, no par value;
     authorized, 250,000 shares;  issued, none
   Common stock, no par value; authorized, 10MM
     shares, issued 3,784,605 shares, March 31, 1996
     and 3,783,318 shares, December 31, 1995 and
     3,773,930 shares, March 31, 1995              3,504,388     3,504,388     3,504,388
   Retained earnings                              41,413,247    43,486,460    37,403,350
   Deferred compensation costs                      (204,525)     (272,691)     (477,216)
   Note receivable for common stock                  (65,000)      (65,000)      (65,000)
                                                 -----------   -----------   -----------
                                                  44,648,110    46,653,157    40,365,522
                                                 -----------   -----------   -----------
                                                 $78,651,422   $77,486,482   $73,985,172
                                                 ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                         3 of 16

                               CHURCHILL DOWNS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               CHANGES IN RETAINED EARNINGS
                    for the three months ended March 31, 1996 and 1995
                                       (Unaudited)

                                           THREE MONTHS ENDED MARCH 31
                                               1996             1995
                                            ------------   ------------

Net  revenues                                $11,550,753    $ 8,612,607
Operating expenses                            13,220,218      9,945,737
                                             -----------    -----------

   Gross profit (loss)                        (1,669,465)    (1,333,130)

Selling, general and administrative expenses   1,773,867      1,529,744

   Operating loss                             (3,443,332)    (2,862,874)

Other income and expense:
   Interest income                                44,003         29,976
   Interest expense                              (96,198)      (154,594)
   Miscellaneous, net                             47,314         69,215
                                             -----------    -----------

                                                  (4,881)       (55,403)


   Loss before income tax benefit             (3,448,213)    (2,918,277)

Federal and state income taxes                 1,375,000      1,146,000
                                             -----------    -----------

   Net loss                                  $(2,073,213)   $(1,772,277)

Retained earnings, beginning of period        43,486,460     39,175,627

Retained earnings, end of period             $41,413,247    $37,403,350
                                             ===========    ===========

Net loss per share (based on weighted             $ (.55)        $ (.47)
                                                  ======         ======
  average shares outstanding of
  3,786,062 and 3,784,832,
  respectively)



The accompanying notes are an integral part of the financial statements.







                                         4 of 16

                               CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the three months ended March 31, 1996 and 1995
                                        (Unaudited)

                                                1996            1995
                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                  $(2,073,213)   $( 1,772,277)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
   Depreciation and amortization               1,147,680       1,100,444
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
       Prepaid income taxes                   (1,186,350)     (1,189,992)
       Accounts receivable                     1,141,504       1,263,137
       Prepaid expenses and other current
          assets                                (125,866)       (207,339)
       Deferred revenue                        4,697,938       3,979,205
       Accounts payable, accrued expenses,
         and other                             1,432,516       1,476,316
       Other assets                                 (204)       (238,876)
                                              ----------      ----------
         Net cash provided (used) by
            operating activities               5,034,005       4,410,618
Cash flows from investing activities:
   Additions to racing plant and equipment, net (692,659)     (2,928,973)
     Net cash used in investing activities      (692,659)     (2,928,973)

Cash flows from financing activities:
   Increase (decrease) in bank notes
     payable, net                             (1,000,000)      2,236,980
   Dividend paid                              (1,892,302)     (1,891,659)
     Net cash provided (used) in financing
       activities                             (2,892,302)        345,321
                                               ----------    -----------
Net increase (decrease) in cash and
   cash equivalents                            1,449,044       1,826,966
Cash and cash equivalents, beginning of period 5,856,188       2,521,033
                                              ----------     -----------
Cash and cash equivalents, end of period       $7,305,232     $4,347,999
                                               ==========     ==========

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
   Interest                                    $  168,700     $ 121,965
   Income taxes                                $  500,000     $      --

   The accompanying notes are an integral part of the financial statements.

                                         5 of 16

                            CHURCHILL DOWNS INCORPORATED
                      CONDENSED NOTES TO FINANCIAL STATEMENTS
                 for the three months ended March 31, 1996 and 1995
                                    (Unaudited)


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

      During the three months ended March 31, 1996 the Company conducted simulcast receiving wagering for 367 location days. The Company operated simulcast wagering at its Sports Spectrum site for 67 days during the quarter, compared to 68 days in 1995. Through its subsidiary, Hoosier Park L.P., the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merriville, Ft. Wayne and Indianapolis for a total of 300 days compared to 134 days in 1995 when only two facilities were operating.

      2. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1995 for further information. The accompanying financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

      3. On January 26, 1994 the Company through its wholly owned subsidiary Churchill Downs Management Company (CDMC) purchased Anderson Park, Inc. (API") for approximately $1,950,000. API owned an Indiana Standardbred racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and, contemporaneously with the commencement of operations on September 1, 1994 the net assets of API were contributed to a newly formed partnership, Hoosier Park, L.P.
(HPLP) in return for an 87% general partnership interest.

      In December 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. The purchase price for the 10% partnership interest will be $218,000 and the transaction also includes the acquisition of a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing (approximately $2,530,000). The purchase is subject to the approval of the Indiana Horse Racing Commission (IHRC). Following the purchase, Conseco and Pegasus will be limited partners of HPLP and Anderson will continue to be the sole general partner of HPLP. Such a sale is not anticipated to have any material effect on operations in 1996.



                                      6 of 16

                            CHURCHILL DOWNS INCORPORATED
                      CONDENSED NOTES TO FINANCIAL STATEMENTS
            for the three months ended March 31, 1996 and 1995 (cont'd)
                                    (Unaudited)


      From the date of the closing of the initial option transaction through December 31, 1998, Conseco will have an option to purchase from Anderson an additional 47% partnership interest in HPLP. The purchase price of the additional partnership interest will be $22,156,000 of which approximately $6,222,000 will be allocated to the purchase of the partnership interest and approximately $15,934,000 will be allocated to the acquisition of debt owed by HPLP to CDMC. This purchase is also subject to the approval of the IHRC. Following this purchase, Conseco will be the sole general partner of HPLP, and Anderson and Pegasus, a 13% limited partner, will be limited partners of HPLP. CDMC will continue to have a long-term management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations.

      4. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The rate in effect at March 31, 1996 was 6.375%. Borrowings are payable on January 31, 1997. There was $5.0 million outstanding at March 31, 1996 and $9.0 million outstanding at March 31, 1995.

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

      6. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.


                                      7 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

            This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described herein, and in the Company's annual report on form 10-K for the year ended December 31, 1995.

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

            In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in intertrack simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the company is the leading Thoroughbred racetrack in Kentucky. In Kentucky, the Company has been granted a license to conduct live racing during the period from April 27, 1996, through June 30, 1996, and from October 27, 1996, through November 30, 1996, for a total of 78 racing days.

            In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting. In Indiana, the Company has received a license to conduct live racing for a total of 133 racing days, including 80 days of Standardbred racing from April 25, 1996 through September 2, 1996, and 53 days of Thoroughbred racing from September 20, 1996 through November 30, 1996.

                                      8 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


            The company operated as a receiving track for intertrack/simulcast-ing as follows:


                                        INTERTRACK/SIMULCAST RECEIVING

                               Three Months          Three Months         Increase
                                   1996                  1995            (DECREASE)
                               ------------          ------------        ----------
KENTUCKY                  67 SIMULCAST DAYS     68 SIMULCAST DAYS           (1) DAY
- --------                  -----------------     -----------------           -------
      Attendance                    152,310               167,010          (14,700)
      Handle                    $40,332,802           $38,371,523        $1,961,279
      Average daily attendance        2,273                 2,456             (183)
      Average daily handle         $601,982              $564,287           $37,695
      Per capita handle             $264.81               $229.76            $35.05

INDIANA                  300 SIMULCAST DAYS    134 SIMULCAST DAYS          166 DAYS
- -------                  ------------------    ------------------          --------
      Attendance                    102,169                75,733            26,436
      Handle                    $35,242,965           $22,059,377       $13,183,588
      Average daily attendance          341                   565             (224)
      Average daily handle         $117,810              $164,622         $(46,812)
      Per capita handle             $344.95               $291.28           $ 53.67

            The number of receiving days is increasing because of additional off-track wagering facilities being opened in Indiana. During the first quarter 1995, simulcast wagering was only being conducted at Hoosier Park in Anderson, Indiana and beginning January 25, 1995 at Merrillville, Indiana. Two additional simulcast facilities were opened during 1995, one in Ft. Wayne on April 25, 1995, and the other in Indianapolis, Indiana in October 1995. Simulcast wagering was conducted at all four facilities throughout the first quarter of 1996. For 1996, the Company has been granted a license as a receiving track for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days. With the advent of whole card simulcasting, the Company conducts interstate simulcasting virtually year-round on multiple racing programs each day from around the nation. An increase in the number of days is expected to enhance operating results. Hoosier Park will ultimately be supported by four simulcast facilities operating year-round showing races originating from Hoosier Park's facility in Anderson, Indiana and conducting whole card simulcasting similar to that conducted at the Churchill Downs Sports Spectrum in Louisville.

            Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,600 persons are employed.








                                      9 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


COMPARISON OF THREE MONTHS ENDED MARCH  31, 1996 TO 1995

            Net revenue during the three months ended March 31, 1996 increased $2,938,146. Indiana operations contributed 86%, or $2,537,368 to the total increase, with simulcast receiving showing the largest increase at $2,257,736. During this period, all of the Indiana OTB facilities were operational as compared to two facilities during the same period in 1995.

            Concession commission and program revenue both show increases due largely to the Indiana operations. Indiana had four simulcast facilities operating in 1996 compared to only two in 1995. The increase in other revenue is due to the portion of Indiana riverboat admissions tax that is payable to horse racing per Indiana state law.

                                        NET REVENUE SUMMARY
                         Three Months         Three Months              1996 VS 1995
                            Ended       % To     Ended       % To         $       %
                            March 31,  Total     March 31,   Total
                           1996        REVENUE       1995   Revenue    Change Change
                     ----------------  -------   --------   -------    ------ ------
Pari-Mutuel Revenue
  Intertrack/Simulcast-
    Receiving             $10,152,396      88%  $7,544,404      88% $2,607,992    35%

Admission & Seat Revenue      344,704       3%     308,763       4%     35,941    12%

License, Rights, Broadcast
  & Sponsorship Fees          113,736       1%     106,068       1%      7,668     7%

Concession Commission         201,849       2%     128,825       1%     73,024    57%

Program Revenue               533,374       4%     368,080       4%    165,294    45%

Other                         204,694       2%     156,467       2%     48,227    31%
                          -----------     ----  ----------     ---- ---------- ------
                          $11,550,753     100%  $8,612,607     100% $2,938,146    34%
                          ===========     ====  ==========     ==== ========== ======






                                        10 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


            Operating expenses increased $3,274,481 during the quarter. The negative gross margin which is typical for the first quarter of the year improved in percentage terms by 1% to (14.5%) in 1996 from (15.5%) in 1995. This is principally due to revenue increases at the Sports Spectrum. These revenues, although at lower margins, have leveraged some of the operating expenses which do not vary directly with handle. Changes in specific expense categories follow.

            Purse expense increased $755,708 as a direct result of the increased handle from whole card simulcasting with Indiana increasing $664,179. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute.

            Wages increased $409,625 primarily due to Indiana operations increasing $252,650. The increase in Indiana is the result of two additional off-track betting parlors in operation during the quarter when compared to last year. The majority of the $348,972 increase in Advertising, Marketing and Publicity can also be attributed to the marketing of the additional wagering facilities. Approximately $300,000 was spent as part of an intensive marketing campaign in Indiana with approximately $150,000 being spent in each of the Fort Wayne and Hoosier Park (Anderson, Indiana) areas. Response to the marketing efforts was positive and the goal is to maintain increased handle as marketing support is reduced.

             Audio, Video and Signal Distribution expense increased $58,324 due primarily to the two additional facilities in Indiana. Totalisator and Simulcast Host Fee expenses increased for the quarter $131,238 and $586,374, respectively. These expenses are related to the operation of the off-track wagering facilities in both Kentucky and Indiana. Totalisator expense is generated based on total wagers taken at the facilities. Simulcast Host Fees are paid to the track whose live races are being simulcast at the facilities. As total wagers increase, these expenses, along with purses, increase accordingly. In Kentucky simulcast host fees increased relative to combined handle as a result of a shift in wagering from in-state to out-of-state racing cards. This was primarily the result of winter weather conditions in Kentucky which required racing in Kentucky to be canceled several times throughout the quarter. This shift translates to slimmer margins because no simulcast fees are paid on in-state racing, and in-state purses are calculated at a lower rate.

            Program expenses increased $137,223 for the quarter. This is primarily attributed to higher paper cost in Kentucky which resulted in an increase of $65,180 and the addition of two Indiana facilities as compared to the same period in 1995. Indiana margins on programs have improved somewhat from the prior year while Kentucky margins have declined.

            Maintenance and Utilities increased $198,946 and $246,030, respectively. Maintenance at the Kentucky facilities represents $172,642 of the increase due to additional maintenance in the areas of pest control, fire protection and general maintenance. These expenses are normally incurred prior to the beginning of a race meeting and are considered by management to be a timing fluctuation. General maintenance at the Indiana Facilities increased approximately $26,000. Utilities increased overall due to the unseasonably cold winter temperatures and the additional two facilities in Indiana.

            The decrease in Insurance, Taxes and License Fees can be attributed to savings generated in Kentucky by a change in insurance carriers partially offset by the insurance requirements for the two additional OTB facilities in Indiana. Facility rent in 1996 is attributable to the Indianapolis simulcast facility. Other meet expenses are primarily due to expense related to the additional Indiana facilities and partly due to the timing of expenses related to the preparations for live racing in both Kentucky and Indiana.

                                    11 of 16



                            CHURCHILL DOWNS INCORPORATED
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION (continued)


                                           OPERATING EXPENSE SUMMARY
                           Three Months         Three Months
                             Ended         % To     Ended       % To     1996 VS. 1995
                             March 31,    Total   March 31,    Total      $        %
                              1996       Expense    1995      Expense  Change   Change
                            ---------- --------- ----------   ------- --------- -------
Purses Intertrack and
  Simulcast-Receiving       $3,258,188     25%   $2,502,480      25%  $ 755,708     30%

Wages, Contract  Labor, Taxes
  and Benefits               2,611,589     20%    2,201,964      22%    409,625     19%

Advertising, Marketing
  & Publicity                  514,439      4%      165,467       2%    348,972    211%

Racing Relations  & Services    45,723      0%       68,579       1%    (22,856)   -33%

Totalizator Expense            266,379      2%      135,141       1%    131,238     97%

Simulcast Host Fee           2,086,009     16%    1,499,635      15%    586,374     39%

Audio/Video & Signal
  Distribution Expense         273,855      2%      215,531       2%     58,324     27%

Program Expense                429,467      3%      292,244       3%    137,223     47%

Depreciation & Amortization  1,147,680      9%    1,100,444      11%     47,236      4%

Insurance, Taxes & License
  Fees                         517,892      4%      535,482       5%    (17,590)    -3%

Maintenance                    419,931      3%      220,985       2%    198,946     90%

Utilities                      640,644      5%      394,614       4%    246,030     62%

Derby Expansion Area           199,431      1%      172,224       2%     27,207     16%

Facility Rent                  190,554      1%           --       0%    190,554    100%

Other meeting expense          618,437      5%      440,947       5%    177,490     40%
                           -----------    ----  -----------     ---- ----------    ----
                           $13,220,218    100%  $ 9,945,737     100% $3,274,481     33%
                           ===========    ====  ===========     ==== ==========    ====


                                        12 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


            Selling, general and administrative expenses rose $244,123. Wages, benefits, payroll taxes, and contract labor increased by $135,000 in Indiana primarily due to increased staffing in marketing, public relations, operations and finance plus general wage and benefit increases in both Kentucky and Indiana. Other overhead expenses, which include professional fees, business development, meals and travel increased marginally over 1995.

            Interest expense is down $58,396 as positive cash flow from operations has allowed the Company to continue paying down its line of credit. As of May 7, 1996 $5,000,000 outstanding balance on the line of credit has been completely retired.

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1995 TO MARCH 31, 1996

            The increase in cash balances reflect the collection of advance ticket sales for the Kentucky Derby and Oaks, as well as cash balances maintained for operations at the Company's Indiana locations.

            Accounts receivable at December 31, 1995 were $1,141,504 higher than at March 31, 1996 due to the Fall meeting purse supplement due from the State and simulcasting receivables which were received in early January, 1996, partially offset by collection of advance ticket sales for the Kentucky Derby.

            Plant and equipment increased $692,659 as a result of routine capital spending throughout the Company. There were no major capital projects during the quarter.

            Accounts payable and accrued expenses were higher at March 31, 1996, due primarily to the purse liability related to whole card simulcasting.

            Deferred revenue is higher at March 31, due to the significant amount of admission and seat revenue that had been received in advance for the May 1996 Kentucky Derby and Oaks.

            Notes payable are $1,000,000 lower at March 31, 1996 as positive cash flow has allowed the Company to reduce its outstanding amount of credit.



                                      13 of 16

                            CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET MARCH 31, 1995 TO MARCH 31, 1996

            Cash and cash equivalents increased from March 31, 1995 to March 31, 1996 by $2,957,233 due to the declining need for cash to finance Indiana operations and the lack of any major construction projects.

            Plant & equipment increased during the year by $2,546,630, net of depreciation. The Company's Indiana off-track wagering facilities and Thoroughbred improvements at Hoosier Park accounted for the majority of these additions.

            Accounts payable and accrued expenses increased by $3,681,529 primarily due to the settlement liability related to whole card simulcasting, and the purses payable related to the overall increase in simulcast wagering plus purses and trade payables for the two additional off-track wagering facilities in Indiana.

            Notes payable have decreased by $5,120,004 due to the Company's receipt of ticket revenue related to the 1996 Kentucky Derby and Kentucky Oaks which has been applied, in part, to the outstanding line of credit.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital for the three months ended March 31, 1996 and March 31, 1995 is as follows:


                                                     MARCH 31
                                               1996            1995
                                          ------------------------------
            Working capital (deficiency)  $(17,815,758)    $(20,004,032)
            Working capital ratio             .36 to 1         .27 to 1

            Working capital is primarily a result of the nature and seasonality of the Company's business. Cash flows provided by operations were $5,034,005 for the three months ended March 31, 1996, $16,540,123 for the twelve months ended December 31, 1995, and $4,410,618 for the three months ended March 31, 1995. Management believes cash flows from operations during 1996 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments (historically about $1,900,000) and additions and improvements to the racing plant and equipment which are expected to be approximately $3,000,000.

            The Company has a $20,000,000 unsecured line of credit available with $15 million available at March 31, 1996 to meet working capital and other short-term requirements. As of May 7, 1996 the full $20,000,000 line of credit is available to the Company. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.


                                      14 of 16

                            CHURCHILL DOWNS INCORPORATED

                             PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    Not applicable

      B. During the quarter ending March 31, 1996, no Form 8-K's were filed by the Company.




                                      15 of 16

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                          CHURCHILL DOWNS INCORPORATED



            May 15, 1996                  /s/Thomas H. Meeker
                                          ----------------------------
                                          Thomas H. Meeker
                                          President



            May 15, 1996                  /s/Vicki L. Baumgardner
                                          ----------------------------
                                          Vicki L. Baumgardner, Treasurer
                                          (Principal Financial and Accounting
                                          Officer)





                                      16 of 16