Form 10-Q
period 1996-06-30
CHURCHILL DOWNS INC
filed 1996-08-14
CIK 20212

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 15, 1996 PURSUANT TO A
                     RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                                         OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________________to______________________
Commission file number                                0-1469
                            CHURCHILL DOWNS INCORPORATED
               (Exact name of registrant as specified in its charter)

         KENTUCKY                                               61-0156015
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at August 9, 1996 was 3,725,955 shares.

                            CHURCHILL DOWNS INCORPORATED

                                      I N D E X


                                                                           PAGES

PART I.  FINANCIAL INFORMATION

      ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets, June 30, 1996,
                  December 31, 1995 and June 30, 1995                        3

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 1996 and 1995            4

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 1996 and 1995          5

                  Consolidated Statement of Stockholders' Equity
                  for the six month period ended June 30, 1996               6

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and 1995                    7

                  Condensed Notes to Consolidated Financial Statements       8-9

      ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-21

PART II.  OTHER INFORMATION AND SIGNATURES

      ITEM 4.     Submission of Matters To A Vote of Security Holders        22

      ITEM 6.     Exhibits and Reports on Form 8-K                           22

      Signatures                                                             23

      Exhibit Index                                                          24

      Exhibits                                                             25-34


                            CHURCHILL DOWNS INCORPORATED

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                        JUNE 30,    DECEMBER 31,         JUNE 30,
  ASSETS                                 1996           1995               1995
                                      -----------  -------------       -----------
Current assets:
  Cash and cash equivalents           $14,028,675    $ 5,856,188       $10,272,264
  Accounts receivable                   5,553,215      2,098,901         4,302,240
  Other current assets                    207,075        549,820           611,205
                                     ------------   ------------     -------------
    Total current assets               19,788,965      8,504,909        15,185,709

Other assets                            4,046,354      4,632,044         4,965,548
Property, plant and equipment          98,852,730     97,451,463        95,471,966
Less accumulated depreciation         (35,128,935)   (33,101,934)      (32,027,423)
                                      -----------    -----------       -----------
                                       63,723,795     64,349,529        63,444,543
                                      -----------    -----------       -----------
                                      $87,559,114    $77,486,482       $83,595,800
                                      ===========    ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                       $    70,097    $    70,097       $   444,154
  Accounts payable                     12,209,115      6,517,508        13,530,601
  Accrued expenses                      3,540,803      3,310,882         1,876,711
  Dividends payable                            --      1,892,302                --
  Income taxes payable                  6,539,508      1,049,508         5,459,008
  Deferred revenue                      1,200,753      6,098,541         1,028,579
                                     ------------   ------------       -----------
  Total current liabilities            23,560,276     18,938,838        22,339,053
Notes payable                           2,950,079      6,351,079         4,198,059
Outstanding mutuel tickets (payable
  to Common-wealth of Kentucky after
  one year)                             3,189,408      2,256,696         2,480,499
Deferred compensation                     958,312        871,212         1,082,480
Deferred income taxes                   2,415,500      2,415,500         2,248,000
Minority interest                         218,390             --           163,800
Stockholders' equity:
  Preferred stock, no par value;
  authorized,   250,000  shares;
  issued, none Common stock,
  no par value; authorized,
  10 Million shares, outstanding
  3,725,955 shares, June 30, 1996 and
  3,784,605 shares, December 31, 1995
  and 3,784,605 shares, June 30, 1995   3,450,078      3,504,388         3,504,388
  Retained earnings                    51,018,421     43,486,460        48,053,562
  Deferred compensation costs            (136,350)      (272,691)         (409,041)
  Note receivable for common stock        (65,000)       (65,000)          (65,000)
                                      -----------    -----------       -----------
                                       54,267,149     46,653,157        51,083,909
                                      -----------    -----------       -----------
                                      $87,559,114    $77,486,482       $83,595,800
                                      ===========    ===========       ===========


The accompanying notes are an integral part of the financial statements.

                                    Page 3 of 34

                            CHURCHILL DOWNS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended June 30, 1996 and 1995
                                    (Unaudited)

                                                   SIX MONTHS ENDED JUNE 30
                                                      1996            1995
                                                  -----------    ------------
Net revenues                                      $66,490,002     $57,947,743
Operating expenses                                 46,397,876      39,501,703
                                                  -----------    ------------

  Gross profit                                      20,092,126     18,446,040

Selling, general and administrative expenses        3,897,874       3,663,323

  Operating income                                 16,194,252      14,782,717
                                                  -----------     -----------

Other income and expense:
  Interest income                                      94,631          96,943
  Interest expense                                   (147,035)       (356,732)
  Miscellaneous, net                                   81,804          98,007
                                                 ------------    ------------

                                                       29,400        (161,782)

  Earnings before income taxes                     16,223,652      14,620,935

Federal and state income taxes                     (6,400,000)     (5,743,000)
                                                  -----------    ------------

  Net earnings                                    $ 9,823,652     $ 8,877,935
                                                  ===========    ============

Net earnings per share (based on weighted             $ 2.61          $ 2.34
                                                      ======          ======
  average shares outstanding of
  3,768,632 and 3,785,180,
  respectively)

The accompanying notes are an integral part of the financial statements.

                            CHURCHILL DOWNS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                  THREE MONTHS ENDED JUNE 30
                                                     1996            1995
                                                  -----------     -----------
Net revenues                                      $54,939,249     $49,335,136
Operating expenses                                 33,198,583      29,555,966
                                                  -----------    ------------

  Gross profit                                     21,740,666      19,779,170

Selling, general and administrative expenses        2,103,082       2,133,579

  Operating income                                 19,637,584      17,645,591
                                                 ------------     -----------

Other income and expense:
  Interest income                                      50,628          66,967
  Interest expense                                   ( 50,837)       (202,138)
  Miscellaneous, net                                   34,490          28,792
                                                 ------------    ------------

                                                        34,281       (106,379)

  Earnings before income taxes                     19,671,865      17,539,212

Federal and state income taxes                     (7,775,000)     (6,889,000)
                                                  -----------    ------------

  Net earnings                                    $11,896,865     $10,650,212
                                                  ===========     ===========

Net earnings per share (based on weighted             $ 3.17           $ 2.81
                                                      ======           ======
  average shares outstanding of
  3,751,183 and 3,785,525,
  respectively)

The accompanying notes are an integral part of the financial statements.


                            CHURCHILL DOWNS INCORPORATED
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the six month period ended June 30,1996

                                                       Note           Deferred
                              Common    Retained    Receivable for Compensation
                              Stock     Earnings    Common Stock       Costs      Total
                            ----------  ----------- -------------  ----------- -----------
Balances December 31, 1995  $3,504,388  $43,486,460   $(65,000)    $ (272,691) $46,653,157

Net earnings                              9,823,652                              9,823,652

Deferred Compensation
   Amortization                                                      136,341       136,341

Repurchase of common stock     (54,310)  (2,291,691)                            (2,346,001)
                            ----------  -----------   --------     ----------  -----------

Balances June 30, 1996      $3,450,078  $51,018,421   $(65,000)    $(136,350)  $54,267,149
                            ==========  ===========   =========    ==========  ===========


The  accompanying  notes  are  integral  part  of  the  consolidated   financial
statements.

                            CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    SIX MONTHS ENDED JUNE 30
                                                      1996           1995
                                                   -----------   ------------
Cash flows from operating activities:
  Net earnings                                     $ 9,823,652   $  8,877,935
  Adjustments to reconcile net earning to
    net cash provided by operating activities:
  Depreciation and amortization                      2,294,718      2,225,496
  Increase (decrease) in cash resulting from
    changes in operating assets and liabilities,
    net of effects from acquisitions:
      Accounts receivable                           (3,454,314)    (2,025,022)
      Other current assets                             342,745        130,355
      Income taxes payable                           5,490,000      5,459,008
      Deferred revenue                              (4,897,788)    (5,113,532)
      Accounts payable and accrued expenses          5,185,377      8,492,251
      Minority interest                                218,390             --
      Other                                          2,210,277      1,293,684
                                                    ----------      ---------
    Net cash provided by operating activities       17,213,057     19,340,175
                                                   -----------     ----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net   (1,401,267)    (5,934,265)
    Net cash used in investing activities           (1,401,267)    (5,934,265)

Cash flows from financing activities:
  Decrease in bank note payable, net                (3,401,000)    (3,763,020)
  Dividend paid                                     (1,892,302)    (1,891,659)
  Common stock repurchased                          (2,346,001)            --
                                                    ----------    -----------
    Net cash used in financing activities           (7,639,303)    (5,654,679)
                                                    ----------    -----------
Net increase in cash and cash equivalents            8,172,487      7,751,231
Cash and cash equivalents, beginning of period       5,856,188      2,521,033
                                                    ----------    -----------
Cash and cash equivalents, end of period           $14,028,675    $10,272,264
                                                   ===========    ===========

Supplemental Disclosures of cash flow information: Cash paid during the period for:
  Interest                                             $219,601   $   301,451
  Income taxes                                         $710,000   $   240,000

  The accompanying notes are an integral part of the financial statements.

                            CHURCHILL DOWNS INCORPORATED

                      CONDENSED NOTES TO FINANCIAL STATEMENTS
                  for the six months ended June 30, 1996 and 1995
                                    (Unaudited)

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

            During the six months ended June 30, 1996 the Company conducted simulcast receiving wagering for 661 location days. The Company operated simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 84 days during the six month period, compared to 88 days in 1995. Through its subsidiary, Hoosier Park L.P., the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 577 days compared to 332 days in 1995 when only three facilities were operating.

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

            3. On  January  26,  1994  the  Company  through  its  wholly  owned subsidiary Churchill Downs Management Company ("CDMC") purchased Anderson Park, Inc. ("API") for approximately $1,950,000. API owned an Indiana Standardbred racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and, contemporaneously with the commencement of operations on September 1, 1994 the net assets of API were contributed to a newly formed partnership, Hoosier Park, L.P. ("HPLP") in return for an 87% general partnership interest.

                            CHURCHILL DOWNS INCORPORATED

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
          for the six months ended June 30, 1996 and 1995 (continued)
                                   (Unaudited)

            In December 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. This sale was closed on May 31, 1996. The purchase price for the 10% partnership interest was $218,390 and the transaction also included a payment of $2,603,514 for the acquisition of a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing. Conseco and Pegasus Group, Inc. ("Pegasus") are limited partners of HPLP and Anderson continues to be the sole general partner of HPLP. This sale is not anticipated to have any material effect on operations in 1996.

            From May 31, 1996 through December 31, 1998, Conseco has an option to purchase from API an additional 47% partnership interest in HPLP. The purchase price of the additional partnership interest will be $22,156,000 of which approximately $6,222,000 will be allocated to the purchase of the partnership interest and approximately $15,934,000 will be allocated to the acquisition of debt owed by HPLP to CDMC. This purchase is subject to the approval of the Indiana Horse Racing Commission. Following this purchase, Conseco will be the sole general partner of HPLP, and API and Pegasus, will be limited partners of HPLP with partnership interest of 30% and 13% respectively. CDMC will continue to have a long-term management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations.

            4. During the quarter ended June 30, 1996, the Company acquired 58,650 shares of its common stock at a total cost of $2,346,001. Quarterly earnings per share amounts do not add to year-to-date earnings per share for 1996 because of this change in the number of outstanding shares.

            5. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. Borrowings are payable on January 31, 1997. There were no borrowings outstanding at June 30, 1996 and $3.0 million in borrowings were outstanding at June 30, 1995.

            6. On January 22,  1992,  the  Company  acquired  certain  assets of
Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back has been utilized as of December 31, 1995.

            It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property. Compliance with environmental laws has not otherwise affected development and operation of the property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

            7. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.

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

            For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began to participate in intertrack simulcasting as a host track for all of its live races except those run on Kentucky Derby Day. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, for the first time, Churchill Downs offered the simulcast of its races on Kentucky Derby Day to racetracks within Kentucky. In 1996, Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 35% of total on-track attendance, for the 1996 Spring Meet. In July 1994, the Company began to participate in whole card simulcasting, whereby the Company began importing whole race cards or programs from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

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

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

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

                                                 KENTUCKY   INDIANA
         On-track pari-mutuel wagers                  14%      18%
         Intertrack host                               8%       --
         Interstate/simulcast host                     3%       3%
         Intertrack/simulcast receiving                7%      18%

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

            The Company operated two live racing facilities and conducted simulcast wagering at four locations during the six month period ended June 30, 1996. The chart below summarizes the results of these operations.



                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

                                    KENTUCKY                                INDIANA
                      Six Months    Six Months              Six Months     Six Months
                   Ended June 30, Ended June 30,  Increase Ended June 30, Ended June 30,  Increase
                       1996            1995      (Decrease)   1996            1995       (Decrease)
                   -------------- -------------- --------- -------------- -------------- ---------

ON-TRACK
- - --------
  Number of Race Days           48           46       2             43             66       (23)
  Attendance               685,228      686,189      0%         48,974         90,182       (46)%
  Handle               $95,077,056  $88,436,906      8%    $ 5,154,518     $8,798,255       (41)%
  Avg. daily attendance     14,276       14,917    (4)%          1,139          1,366       (17)%
  Avg. daily handle     $1,980,772   $1,922,541      3%      $ 119,873      $ 133,307       (10)%
  Per capita handle        $138.75      $128.88      8%        $105.25        $ 97.56         8%

INTERTRACK/SIMULCAST-HOST (SENDING)
  Number of Race Days           48           46       2             43             56       (13)
  Handle              $245,018,693 $137,265,922     78%     $1,116,593     $1,642,722       (32)%
  Avg. daily handle     $5,104,556   $2,984,042     71%       $ 25,967     $   29,334       (11)%

INTERTRACK/SIMULCAST-RECEIVING*
  Number of Race Days           84           88    (4)             577            332        245
  Attendance               195,552      219,065   (11)%             **        157,735        **
  Handle               $52,340,744  $50,947,048      3%    $69,946,803    $44,147,538        58%
  Avg. daily attendance      2,328        2,489    (6)%             **            475        **
  Avg. daily handle       $623,104     $578,944      8%       $121,225       $132,975        (9)%
  Per capita handle        $267.66      $232.57     15%             **        $279.88        **

* The Company's Indiana operations include three separate simulcast wagering facilities.

** Attendance figures are not kept for the off-track wagering facilities in Indianapolis, Fort Wayne or for simulcast-receiving at Hoosier Park.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

            With the advent of whole card simulcasting, the Company conducts interstate simulcasting virtually year-round on multiple racing programs each day from around the nation. The number of receiving days is increasing because of additional off-track wagering facilities being opened in Indiana. During 1995, simulcast wagering was being conducted at Hoosier Park in Anderson, Indiana and beginning January 25, 1995 at Merrillville, Indiana. Two additional simulcast facilities were opened during 1995, one in Ft. Wayne, Indiana on April 25, 1995, and the other in Indianapolis, Indiana in October 25, 1995. Simulcast wagering was conducted at all four facilities throughout the first half of 1996. For 1996, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days. An increase in the number of days is expected to enhance operating results. Hoosier Park may ultimately be supported by a fourth whole card simulcasting facility.

            Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,600 persons are employed.

            By the end of the second quarter of 1997, as many as five Indiana riverboats may be operating along the Ohio River, with one of the nation's largest complexes to be located 10 miles from Louisville in Harrison County, Indiana. Studies project that direct competition with these boats could result in as much as a 30% decline in on-track wagering at Churchill Downs and a 20% decline in Sports Spectrum business. In response, the Company's Board of Directors passed a resolution at its June 13 meeting instructing the Company's management to aggressively pursue alternative forms of gaming at its racetrack facilities in Louisville. The integration of alternative gaming products at the racetrack is one of four core business strategies developed by the Company to grow its live racing program. Management has been positioning the Company to compete in this changing environment for the past several years by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. The Company currently is working to build a consensus within Kentucky's horse industry for a plan to offer alternative gaming products exclusively at state racetracks.

            On May 7, 1996 the Company purchased 58,650 shares of common stock at a total cost of $2,346,001. The purchase had a positive effect on earnings per share, adding $.02 to earnings per share for the six month period ended June 30, 1996. The Company expects 1996 total earnings per share to benefit by approximately $.03 as a result of the purchase.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO 1995

            Net revenue during the six months ended June 30, 1996 increased $8,542,259. Kentucky operations contributed 52%, or $4,461,692 to the total increase, with Simulcast-Host showing the largest increase at $2,389,289. Simulcast-Host represents revenues generated by transmitting the Company's live races at Churchill Downs outside the state of Kentucky to outlets across the nation. The number of outlets increased from 226 in 1995 to 401 in 1996. On-track wagering on the Company's live races at Churchill Downs was 3.19% below 1995. This decrease was offset by an increase in wagering on whole card simulcast races during 41 days of the live meet.

            During the first half of 1996, Indiana operations contributed $4,080,567 or 48% to the revenue increase. In addition to an increase in Simulcast-Host of $2,262,521, Simulcast-Receiving increased $1,865,149 primarily as a result of the increase in the number of simulcast outlets in 1996. On-track revenue decreased at Hoosier Park by $703,994 when compared to 1995 primarily due to the live racing meet starting three weeks later and having one less race day per week this year, resulting in 23 fewer race days in 1996.

            Concession commission and program revenue both increased due largely to the Indiana operations. Indiana had four facilities operating in 1996 compared to only three in 1995. The increase in other revenue is due to $527,679 of Indiana riverboat admissions tax that is payable to licensed racetracks facilities in Indiana per Indiana state law.


                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

                                                                                                                 NET REVENUE SUMMARY
                          Six Months           Six Months            1996 VS. 1995
                           Ended        % To   Ended       % To
                           June 30,     Total  June 30,    Total     $          %
                            1996      Revenue    1995     Revenue  Change     Change
                          ----------- ------- ----------- ------- ----------  ------
Pari-Mutuel Revenue:
  On-track                $13,787,088     21% $14,244,632    24% $  (457,544)   -3%
  Intertrack-Host           4,939,959       7   4,103,517      7     836,442     20
  Simulcast-Receiving      14,684,372      22  12,458,047     21   2,226,325     18
  Simulcast Host           10,801,151      16    6,149,341    11   4,651,810     76
                        -------------      ---------------    --  ----------    ---
                           44,212,570      66  36,955,537     63   7,257,033     20

Admission & Seat Revenue   10,322,496      15  10,363,623     18     (41,127)     0

License, Rights, Broadcast
  & Sponsorship Fees        5,357,850       8   5,326,281      9      31,569      1

Concession Commission       1,798,167       3   1,720,339      3      77,828      5

Program Revenue             1,865,790       3   1,574,783      3     291,007     18

Derby Expansion Area        1,128,270       2   1,015,940      2     112,330     11

Other                       1,804,859       3     991,240     2      813,619     82
                        -------------    ---- -----------   ---- -----------   ----
                          $66,490,002    100% $57,947,743   100% $ 8,542,259    15%
                          ===========    ==== ===========   ==== ===========   ====

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

            Operating expenses increased $6,896,173 during the six month period. Gross margin decreased from 31.8% to 30.2% through June 30, 1996. This decrease in gross margin results primarily from a higher percentage of revenue in 1996 coming from lower margin simulcast products. Specifically, due to simulcasting at three satellite wagering facilities and at Hoosier Park in Indiana in 1996, coupled with the increase in whole card simulcasts at the Sports Spectrum in Louisville and during the Churchill Downs live meet. Changes in specific expense categories follow.

            Purse expense increased $2,933,941 due largely to the increase in Simulcast-Host handle in both Kentucky and Indiana. In addition, Indiana Simulcast-Receiving purse expense increased $611,789. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute.

            The increase in Wages and Contract Labor of $480,482 can be attributed to an increase in number of mutuel clerks on Oaks and Derby days in Kentucky along with the opening of the third Indiana satellite wagering facility. The $708,381 increase in Advertising, Marketing and Publicity is due largely to the marketing of the wagering facilities in Indiana. Approximately $300,000 was spent as part of an intensive marketing campaign in Indiana with approximately $150,000 being spent in each of the Fort Wayne and Hoosier Park (Anderson, Indiana) areas. Response to the marketing efforts was positive and the goal is to maintain increased handle as marketing support is reduced. Additionally, new marketing programs such as the Twin Spires Club and Winners Circle Sponsorship, along with expenses incurred in conjunction with ESPN's Derby Week coverage, also caused increases during the six month period.

            Racing Relations and Services increased $195,670 due largely to the end-of-meet state license tax accrual that, for the past three years, has been accrued in the third quarter at the end of the spring race meet. In 1996, the spring race meet ended in the second quarter on June 30,1996.

             Audio, Video and Signal Distribution expense increased $88,988 due primarily to the additional facility in Indiana. Totalisator and Simulcast Host Fee expenses increased for the six month period $162,962 and $1,109,396, respectively. These expenses are related to the operation of the off-track wagering facilities in both Kentucky and Indiana. Totalisator expense is generated based on total wagers taken at the facilities. Simulcast host fees are paid to the track whose live races are being simulcast at the facilities. As total wagers increase, these expenses, along with purses, increase accordingly. In Kentucky simulcast host fees increased relative to combined handle as a result of a shift in wagering from in-state to out-of-state racing cards. This was primarily the result of winter weather conditions in Kentucky which required racing in the state to be canceled several times throughout the first quarter. This shift translates to slimmer margins because no simulcast fees are paid on in-state racing, and in-state purses are calculated at a slightly lower rate.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

            Program expenses increased $408,222 for the quarter. This is primarily attributed to higher paper cost in Kentucky, which resulted in an increase of $205,090. The increases in Indiana are attributable to the addition of the third Indiana satellite wagering facility and a higher than expected scrap rate in Indiana.

            Maintenance and Utilities increased $113,239 and $306,566 respectively. General repairs at the four Indiana facilities account for the increase in maintenance, which includes expenses for winter storm damage and supplies. Utilities increased overall due to the unseasonably cold winter temperatures and the additional facility in Indiana.

            Increases of $110,474 in Insurance, Taxes and License Fees are derived from a $19,357 decrease in Kentucky operations attributed to savings generated by a change in insurance carriers and a $129,831 increase in Indiana due to the insurance requirements for the additional OTB facility. Facility rent in 1996 is attributable to the Indianapolis simulcast facility.


                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


                                                                                               OPERATING EXPENSE SUMMARY
                        Six Months           Six Months
                         Ended      % To       Ended      % To      1996 VS.  1995
                         June 30,   Total     June 30,    Total      $          %
                           1996    Expense      1995     Expense   Change    Change
                        ---------- -------   ----------  ------- ---------   ------
Purses:
  On-track              $7,638,311     16%   $7,758,132     20%  $(119,821)     -2%
  Intertrack-Host        2,362,120       5    1,997,672       5    364,448      18
  Simulcast- Receiving   4,829,253      10    4,108,994      10     720,259     18
  Simulcast-Host         4,777,029      10    2,807,974       7   1,969,055     70
                       -----------     ---  -----------      --  ----------    ----
                       $19,606,713      41  $16,672,772      42  $2,933,941     18

Wages and Contract Labor 8,802,118      19    8,321,636      21    480,482       6

Advertising, Marketing
  & Publicity            2,134,306       5    1,425,925       4     708,381     50

Racing Relations
  & Services               782,689       2      587,019       1    195,670      33

Totalisator Expense        662,785       1      499,823       1    162,962      33

Simulcast Host Fee       3,533,463       8    2,424,067       6  1,109,396      46

Audio/Video & Signal
  Distribution Expense   1,293,837       3    1,204,849       3     88,988       7

Program Expense          1,461,967       3    1,053,745       3    408,222      39

Depreciation &
  Amortization           2,291,564       5    2,225,496       6     66,068       3

Insurance, Taxes &
  License Fees           1,373,504       3    1,263,030       3     110,474      9

Maintenance                984,577       2      871,338       2    113,239      13

Utilities                1,264,525       3      957,959       2    306,566      32

Derby Expansion Area       415,915       1      402,713       1     13,202       3

Facility/Land Rent         331,289       1      157,493       1    173,796     100

Other meeting expense    1,458,624       3    1,433,838       4      24,786      2
                       -----------    ----  -----------    ---- -----------   ----
                       $46,397,876    100%  $39,501,703    100% $ 6,896,173    17%
                       ===========    ====  ===========    ==== ===========   ====

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

            Selling, general and administrative expenses increased $234,551 during the six month period. This is primarily due to an increase in Salaries and Wages in Indiana relating to the additional simulcast wagering facility.

            Interest expense was down $209,697 as positive cash flow from operations has allowed the Company to continue paying down its line of credit. As of May 7, 1996 the outstanding balance on the line of credit has been completely retired.

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

            Net revenue increased $5.6 million due primarily to an increase in Simulcast-Host, with the Company's live races being transmitted to a record number of outlets across the nation. Additionally, Simulcast-Receiving increased due to an extra simulcasting outlet being open in Indiana during 1996.

            Operating expenses increased by $3.6 million primarily due to the increase in Purse Expense which accompanies an increase in pari-mutuel revenue. Selling, General, and Administrative Expenses remained relatively flat, decreasing $30,497 during the quarter.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED MARCH 31, 1996

            Net revenues increased $43.4 million primarily due to $49.2 million in live racing revenue at Churchill Downs during the second quarter. Churchill Downs' second quarter included 48 live racing days versus no live racing during the three months ended March 31, 1996. Operating expenses increased $20.0 million also due to the live racing days. These increases were offset somewhat by 50 fewer intertrack receiving days at the Sports Spectrum during the quarter.

            Selling, general and administrative costs for the second quarter of 1996 were $2.1 million, up from $1.8 million in the quarter ended March 31, 1996. This increase is primarily due to costs related to the live race meets at Churchill Downs and Hoosier Park in the second quarter.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1995 TO JUNE 30, 1996

            The cash balances at June 30, 1996 were $8.2 million higher than December 31, 1995 due to the cash generated during 48 live race days at Churchill Downs, principally Kentucky Derby and Oaks weekend, and 43 live race days at Hoosier Park. Cash balances during May and June are historically at the highest levels of the year.

            Accounts receivable at June 30, 1996 were $3.5 million higher than December 31, 1995 due primarily to interstate and intrastate simulcasting settlements which were received in July and August, 1996.

            Racing plant & equipment increased by $1.4 million as a result of routine capital spending throughout the Company. There were no major capital projects during the six month period.

            Accounts payable at June 30, 1996 were $5.6 million higher than at December 31, 1995 mainly due to horsemen's balances for the live race meeting at Churchill Downs. Such balances for the Fall 1995 race meeting had been paid by December 31, 1995.

            Deferred revenue was lower at June 30, due to the significant amount of admission and seat revenue that was received in advance at December 31 and recognized as income in May 1996 for the Kentucky Derby and Oaks.

            Notes payable were $3.4 million lower at June 30, 1996 as positive cash flow has allowed the Company to eliminate its outstanding amount of bank debt. However, Hoosier Park recognized $2.9 million in debt due to the Conseco purchase of 10% of the partnership.

            Dividends payable decreased by $1.9 million due to the payment of the dividend in January 1996.

            Income taxes payable at June 30, 1996 relate to the estimated expense due for the six month period. Due to the seasonality of the business related to the Spring race meeting, the second quarter of the year is the highest in earnings and related taxes.

SIGNIFICANT CHANGES IN THE BALANCE SHEET JUNE 30, 1995 TO JUNE 30, 1996

            Cash balances at June 30, 1996 are $3.7 million above June 30, 1995 principally due to payments in 1995 for construction of the wagering facilities in northern and central Indiana.

            Accounts receivable at June 30, 1996 were up due to interstate simulcasting and the increased number of outlets for the Churchill Downs spring race meeting.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

            Property, plant & equipment increased during the year by $3.4 million due to the addition of the third simulcasting facility in Indiana and improvements which allowed Thoroughbred racing at Hoosier Park in September and October 1995, as well as routine capital spending throughout the Company.

            Accounts payable decreased by $1.4 million primarily due to the amount payable related to the Hoosier Park construction in 1995.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital for the six months ended June 30, 1996 and June 30, 1995 is as follows:

                                                 June  30
                                    ----------------------------------
                                           1996              1995

Working capital deficiency          $( 3,771,311)         $(7,153,344)
Working capital ratio                    .84 to 1          .68 to 1

            The working capital deficiency is primarily a result of the nature and seasonality of the Company's business. Cash flows provided by operations were $16.8 million for the six months ended June 30, 1996; $16.5 million for the twelve months ended December 31, 1995; and $19.3 million for the six months ended June 30, 1995. Management believes cash flows from operations during 1996 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments (historically about $1.9 million) and additions and improvements to the racing plant and equipment which are expected to be approximately $3.0 million. Included in this figure is the expansion of the general office at Churchill Downs.

            The Company has a $20,000,000 unsecured line-of-credit available with $20 million available at June 30, 1996 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                            CHURCHILL DOWNS INCORPORATED

                             PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The registrant's 1996 Annual Meeting of Shareholders was held on June 13, 1996. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    VOTES FOR          VOTES WITHHELD

      CLASS III DIRECTORS:

Charles W. Bidwill, Jr.             2,942,120                   5,516

Thomas H. Meeker                    2,942,335                   5,301

Carl F. Pollard                     2,942,550                   5,086

Darrell R. Wells                    2,941,570                   6,066

            A proposal (Proposal No. 2) to approve the Churchill Downs Incorporated 1995 Employee Stock Purchase Plan was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 2,720,006 shares were voted in favor of the proposal; 198,973 were voted against; 17,683 abstained; and 10,974 were not voted by beneficial holders.

           A proposal (Proposal No. 3) to approve the minutes of the 1995 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 2,818,631 shares were voted in favor of the proposal; 121,521 were voted against; and 7,484 abstained.

            The total number of shares of common stock outstanding as of April 18, 1995, the record date of the Annual Meeting of Shareholders, was 3,784,605.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    See exhibit index

      B. During the quarter ending June 30, 1996, no Form 8-K's were filed by the Company.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



      August 14, 1996                     /S/THOMAS H. MEEKER
                                          -------------------------------
                                          Thomas H. Meeker
                                          President



      August 14, 1996                     /S/VICKI L. BAUMGARDNER
                                          --------------------------------
                                          Vicki L. Baumgardner, Treasurer
                                          ( Principal Financial and
                                           Accounting Officer)

                                    EXHIBIT INDEX

NUMBERS           DESCRIPTION                                 BY REFERENCE TO

(10)(l)           Second Amended Secured Promissory Note      Page 25
                  Dated November 1, 1994, in the original
                  principal amount of $28.7 million made by Hoosier Park, L.P. to Churchill Downs
                  Management Company

(10)(m)           Participation Agreement between Churchill   Page 30
                  Downs Management Company and Conseco
                  HPLP, L.L.C., dated May 31, 1996