Form 10-Q
period 1996-09-30
CHURCHILL DOWNS INC
filed 1996-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at November 5, 1996 was 3,654,264 shares.

                            CHURCHILL DOWNS INCORPORATED

                                      I N D E X


                                                                  PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets, September 30,
            1996, December 31, 1995 and September 30, 1995           3

            Condensed Consolidated Statements of Operations
            for the nine months ended September 30, 1996 and 1995    4

            Condensed Consolidated Statements of Operations
            for the three months ended September 30, 1996 and 1995   5

            Consolidated Statement of Stockholders' Equity
            for the nine months ended September 30, 1996             6

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1996 and 1995            7

            Condensed Notes to Consolidated Financial Statements  8-10

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-21

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 6.  Exhibits and Reports on Form 8-K                        22

   Signatures                                                       23

   Exhibit Index                                                    24

   Exhibit                                                       24-32


                            CHURCHILL DOWNS INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                    September 30,   December 31,      September 30,
  ASSETS                               1996              1995              1995
                                      -----------    -----------      ------------
Current assets:
  Cash and cash equivalents           $ 9,546,648    $ 5,856,188       $ 3,597,668
  Accounts receivable                   3,152,738      2,098,901         1,226,462
  Other current assets                    263,007        549,820           814,263
                                      -----------    -----------       -----------
    Total current assets               12,962,393      8,504,909         5,638,393

Other assets                            3,822,956      4,632,044         4,821,299

Property, plant and equipment          99,743,493     97,451,463        97,137,205
Less accumulated depreciation         (36,141,096)   (33,101,934)      (33,121,064)
                                      -----------    -----------       -----------
                                       63,602,397     64,349,529        64,016,141
                                      -----------    -----------       -----------
                                      $80,387,746    $77,486,482       $74,475,833
                                      ===========    ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                       $    70,097    $    70,097       $   425,213
  Accounts payable                     13,000,577      6,517,508         7,358,218
  Accrued expenses                      3,577,485      3,310,882         1,577,186
  Dividends payable                            --      1,892,302                --
  Income taxes payable                  2,569,508      1,049,508         1,636,008
  Deferred revenue                      1,825,689      6,098,541         1,428,016
                                     ------------   ------------       -----------
    Total current liabilities          21,043,356     18,938,838        12,424,641
Notes payable                           2,885,784      6,351,079         7,088,059
Outstanding mutuel tickets
  (payable after one year)              2,564,265      2,256,696         2,517,399
Deferred compensation                   1,092,562        871,212         1,056,554
Deferred income taxes                   2,415,500      2,415,500         2,248,000
Minority interest                         175,391             --           163,800

Stockholders' equity:
  Preferred stock, no par value;
    authorized, 250,000 shares; issued, none
  Common stock, no par value; authorized,
    10 million shares; outstanding,
    3,654,264 shares, September 30, 1996;
    3,784,605 shares, December 31, 1995;
    3,784,605 shares,
    September 30, 1995                  3,493,013      3,504,388         3,504,388
  Retained earnings                    46,851,050     43,486,460        45,878,858
  Deferred compensation costs            ( 68,175)      (272,691)         (340,866)
  Note receivable for common stock        (65,000)       (65,000)          (65,000)
                                     ------------   ------------      ------------
                                       50,210,888     46,653,157        48,977,380
                                      -----------    -----------       -----------
                                      $80,387,746    $77,486,482       $74,475,833
                                      ===========    ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                     1996              1995
                                                  -----------       ------------
Net revenues                                      $80,141,506       $71,169,949
Operating expenses                                 61,064,016        54,372,612
                                                  -----------       -----------

  Gross profit                                     19,077,490        16,797,337

Selling, general and administrative expenses        5,665,668         5,586,844

  Operating income                                 13,411,822        11,210,493
                                                  -----------       -----------

Other income (expense):
  Interest income                                     214,924           165,085
  Interest expense                                   (238,515)         (405,801)
  Miscellaneous, net                                  296,244           203,454
                                                  -----------       -----------

                                                      272,653          ( 37,262)
                                                  -----------       -----------

  Earnings before income taxes                     13,684,475        11,173,231

Federal and state income taxes                     (5,490,000)       (4,470,000)
                                                  -----------       -----------

  Net earnings                                    $ 8,194,475       $ 6,703,231
                                                  ===========       ===========

Net earnings per share (based on
  weighted average shares outstanding of
  3,747,195 and 3,785,494 in 1996 and 1995,
  respectively)                                        $ 2.19            $ 1.77
                                                       ======            ======


The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    1996               1995
                                                 -----------        ------------
Net revenues                                     $13,981,302        $13,222,206
Operating expenses                                14,995,938         14,620,909
                                                 -----------        -----------

  Gross profit (loss)                             (1,014,636)        (1,398,703)

Selling, general and administrative expenses       1,767,794          2,173,521
                                                 -----------        -----------

  Operating income (loss)                         (2,782,430)        (3,572,224)
                                                 -----------        -----------

Other income (expense):
  Interest income                                    120,293             68,142
  Interest expense                                      (292)           (49,069)
  Miscellaneous, net                                 171,441            105,447
                                                 -----------        -----------

                                                     291,442            124,520
                                                 -----------        -----------

  Earnings (loss) before income tax benefit       (2,490,988)        (3,447,704)

Federal and state income tax benefit                 910,000          1,273,000
                                                 -----------        -----------

  Net earnings (loss)                            $(1,580,988)       $(2,174,704)
                                                 ===========        ===========

Net earnings (loss) per share (based on
  weighted  average shares  outstanding of
  3,704,721 and 3,786,119 in 1996 and 1995,
  respectively)                                      $(  .43)           $(  .57)
                                                     =======            =======


The accompanying notes are an integral part of the consolidated financial statements.



                            CHURCHILL DOWNS INCORPORATED

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the nine month period ended September 30, 1996

                                                          Note         Deferred
                                Common     Retained  Receivable for  Compensation
                                 Stock     Earnings   Common Stock      Costs        Total
Balances December 31, 1995  $ 3,504,388  $43,486,460  $    (65,000)  $ (272,691)  $46,653,157

Net earnings                               8,194,475                                8,194,475

Deferred compensation
   amortization                                                         204,516       204,516

Issuance of common stock        112,941                                               112,941

Repurchase of common stock     (124,316)  (4,829,885)                              (4,954,201)
                            ------------ ------------ -------------  -----------  ------------

Balances September 30, 1996 $ 3,493,013  $46,851,050  $    (65,000)  $  (68,175)  $50,210,888
                            ===========  ===========  ============   ==========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      1996             1995
                                                  -----------       ------------
Cash flows from operating activities:
  Net earnings                                    $ 8,194,475       $ 6,703,231
  Adjustments to reconcile net earning to
    net cash provided by operating activities:
  Depreciation and amortization                     3,441,832         3,476,628
  Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
      Accounts receivable                          (1,053,837)        1,050,756
      Other current assets                            286,813           (72,703)
      Income taxes payable                          1,520,000         1,636,008
      Deferred revenue                             (4,272,852)       (4,714,095)
      Accounts payable and accrued expenses         7,483,107         2,020,444
      Minority interest                               175,391                --
      Other                                           406,418         1,637,571
                                                  -----------        ----------
    Net cash provided by operating activities      16,181,347        11,737,840
                                                  -----------        ----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net  (2,292,030)       (7,599,504)
    Net cash used in investing activities          (2,292,030)       (7,599,504)

Cash flows from financing activities:
  Decrease in bank note payable, net               (3,465,295)       (1,170,042)
  Dividend paid                                    (1,892,302)       (1,891,659)
  Common stock issued                                 112,941                --
  Common stock repurchased                         (4,954,201)               --
                                                  -----------       -----------
    Net cash used in financing activities         (10,198,857)       (3,061,701)
                                                  ------------      -----------
Net increase in cash and cash equivalents           3,690,460         1,076,635
Cash and cash equivalents, beginning of period      5,856,188         2,521,033
                                                  -----------       -----------
Cash and cash equivalents, end of period          $ 9,546,648       $ 3,597,668
                                                  ===========       ===========

Supplemental disclosures of cash flow
  information:  Cash paid during the period
  for:
  Interest                                        $   261,182       $   355,610
  Income taxes                                    $ 3,770,000       $ 2,790,000

  The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
                  nine months ended September 30, 1996 and 1995
                                   (Unaudited)

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

            During the nine months ended September 30, 1996 the Company conducted simulcast receiving wagering for 1,115 location days. The Company operated simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 160 days during the nine month period, compared to 163 days in 1995. Additionally, the Company conducts whole card simulcast wagering on-track during its Churchill Downs live meets. Through its subsidiary, Hoosier Park L.P. ("HPLP"), the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 955 days compared to 542 days in 1995 when only three facilities were operating for a portion of the year.

            2. The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1995 for further information. The accompanying consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

            3. On January 26, 1994, the Company, through its wholly owned subsidiary, Churchill Downs Management Company ("CDMC"), purchased Anderson Park, Inc. ("API") for approximately $1,950,000. API owned an Indiana Standardbred racing license and was in the process of constructing a racing facility in Anderson, Indiana. Subsequently, the facility was completed and, contemporaneously with the commencement of operations on September 1, 1994 the net assets of API were contributed to a newly formed partnership, HPLP, in return for an 87% general partnership interest.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
            nine months ended September 30, 1996 and 1995 (continued)
                                   (Unaudited)


            In December 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. This sale was closed on May 31, 1996. The purchase price for the 10% partnership interest was $218,390 and the transaction also included a payment of $2,603,514 for the acquisition of a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing. Conseco and Pegasus Group, Inc. ("Pegasus") are limited partners of HPLP and API continues to be the sole general partner of HPLP. This sale is not anticipated to have any material effect on operations in 1996.

            From May 31, 1996 through December 31, 1998, Conseco has an option to purchase from API an additional 47% partnership interest in HPLP and an additional 47% interest in the debt owed by HPLP to CDMC. The purchase price of the additional partnership interest will be approximately $6,222,000 and the purchase price of the additional debt will be approximately $15,934,000. This purchase is subject to the approval of the Indiana Horse Racing Commission. Following this purchase, Conseco will be the sole general partner of HPLP, and API and Pegasus will be limited partners of HPLP with partnership interests of 30% and 13%, respectively. CDMC will continue to have a long-term management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of HPLP and its related simulcast operations.

            4. During the nine month period ended September 30, 1996, the Company acquired 58,650 shares of its common stock at a total cost of $2,346,001, and 75,600 shares at a total cost of $2,608,200. Additionally, during this period the Company issued 3,909 shares of its common stock to employees under its Stock Purchase Plan for total proceeds of $112,941. Quarterly earnings per share amounts do not add to year-to-date earnings per share for 1996 because of these changes in the number of outstanding shares.

            5. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. Borrowings are payable on January 31, 1997. There were no borrowings outstanding at September 30, 1996 and $6.0 million in borrowings were outstanding at September 30, 1995.

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

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
            nine months ended September 30, 1996 and 1995 (continued)
                                   (Unaudited)


            It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to any of the Company's property. Compliance with environmental laws has not otherwise affected development and operation of the Company's property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

            7. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

            This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be significantly impacted by certain risks and uncertainties described herein, and in the Company's annual report on Form 10-K for the year ended December 31, 1995.

            The Company's principal business is conducting pari-mutuel wagering on Thoroughbred and Standardbred horse races. For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began in-state simulcasting ("intertrack") of its live races, except those run on Kentucky Derby Day, by sending its video signal to other locations in Kentucky for purposes of pari-mutuel wagering into the Company's mutuel pool. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, for the first time, Churchill Downs offered the simulcast of its races on Kentucky Derby Day to racetracks within Kentucky and continued the practice in 1996. In 1996, Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 35% of total on-track attendance for the 1996 Spring Meet. In July 1994, the Company began whole card simulcasting whereby the Company imports a full program or race card from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

            The Company, through its subsidiary, HPLP, is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park at Anderson. Hoosier Park conducted two Harness race meets, as well as simulcast wagering, during its first 16 months of operation. During 1995 improvements were made to Hoosier Park for the track's inaugural Thoroughbred meet. From January 1995 through October 1995, the Company opened off-track wagering facilities in Merrillville, Fort Wayne and downtown Indianapolis, Indiana. The license for the fourth facility in Jeffersonville, Indiana was surrendered in July 1995 because ownership of the tentative site was in question and resolution was not expected in the near future. The Company is continuing to evaluate sites for the location of a fourth satellite wagering facility.

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

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


            In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the Company is the leading Thoroughbred racetrack in Kentucky. In Kentucky, the Company has been granted a license to conduct live racing during the period from April 27, 1996, through June 30, 1996, and from October 27, 1996, through November 30, 1996, for a total of 78 racing days. For 1997, the Company has been granted a license to conduct live racing during the period from April 26 through June 29, 1997, and from October 26 through November 29, 1997.

            In Indiana,  licenses to conduct live  Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting. In Indiana, the Company has received a license to conduct live racing for a total of 133 racing days, including 80 days of Standardbred racing from April 25, 1996 through September 2, 1996, and 53 days of Thoroughbred racing from September 20, 1996 through November 30, 1996. The Company has requested a license to conduct live racing in 1997 for a total of 140 racing days, including 85 days of Standardbred racing from April 24 through August 24, 1997, and 55 days of Thoroughbred racing from September 12 through November 25, 1997. The Indiana Horse Racing Commission must rule on the request by December 31, 1996. The Company does not anticipate that it will receive dates substantially different from the dates requested.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


            The Company operated two live racing facilities and conducted simulcast wagering at four locations during the nine month period ended September 30, 1996. The chart below summarizes the results of these operations.

                                       KENTUCKY                           INDIANA
                     Nine Months    Nine Months       %       Nine Months      Nine Months       %
                   Ended Sept. 30, Ended Sept. 30, Increase  Ended Sept. 30, Ended Sept. 30,  Increase
                        1996            1995      (DECREASE)      1996           1995        (DECREASE)
                   --------------- --------------- --------- --------------- --------------- ---------
ON-TRACK
--------
  Number of Race Days           48           46       4%               89              126      (35)%
  Attendance               685,228      686,189       0           118,928          204,114      (42)
  Handle               $95,077,056  $88,436,906       8       $14,075,998      $20,492,181      (31)
  Avg. daily attendance     14,276       14,917      (4)            1,336            1,620      (18)
  Avg. daily handle    $ 1,980,772   $1,922,541       3          $ 86,834        $ 162,636      (47)
  Per capita handle        $138.75      $128.88       8            $64.98          $100.40      (35)

INTERTRACK/SIMULCAST-HOST
     (SENDING)
  Number of Race Days           48           46       4                89              108      (18)
  Handle              $245,018,693 $137,265,922      78       $ 6,118,208       $7,802,709      (22)
  Avg. daily handle     $5,104,556   $2,984,042      71          $ 68,744        $  72,247      ( 5)

INTERTRACK/SIMULCAST-RECEIVING*
  Number of Race Days          160          163      (2)              955              542       76
  Attendance               361,018      377,254      (4)               **          225,091       **
  Handle               $95,883,152  $89,630,038       7       $87,991,052      $63,046,805       40
  Avg. daily attendance      2,256        2,314      (3)               **              415       **
  Avg. daily handle       $599,270     $549,878       9          $ 92,137         $116,323      (21)
  Per capita handle        $265.59      $237.59      12                **          $280.09       **

* The Company's Indiana operations include three separate simulcast wagering facilities.

** Attendance figures are not kept for the off-track wagering facilities in Indianapolis, Fort Wayne, or for simulcast-receiving at Hoosier Park.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


            With the advent of whole card simulcasting, the Company conducts interstate simulcasting virtually year-round on multiple racing programs each day from around the nation. The number of receiving days has increased in 1996 when compared to 1995 because of additional off-track wagering facilities being opened in Indiana. During 1995, simulcast wagering was being conducted at
Hoosier Park in Anderson, Indiana and beginning January 25, 1995 at Merrillville, Indiana. Two additional simulcast facilities were opened during 1995, one in Ft. Wayne, Indiana on April 25, 1995, and the other in Indianapolis, Indiana in October 25, 1995. Simulcast wagering was conducted at all four facilities throughout the nine month period ended September 30, 1996. For 1996, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days. Hoosier Park may ultimately be supported by a fourth whole card simulcasting facility. An increase in the number of days or facilities is expected to enhance operating results.

         Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,600 persons are employed.

         By the end of the second quarter of 1997, as many as five Indiana riverboats may be operating along the Ohio River, with one of the nation's largest complexes to be located 10 miles from Louisville in Harrison County, Indiana. Studies project that direct competition with these boats could result in as much as a 30% decline in on-track wagering at Churchill Downs and a 20% decline in Sports Spectrum business. In response, the Company's Board of Directors passed a resolution at its June 13, 1996 meeting instructing the Company's management to aggressively pursue alternative forms of gaming at its racetrack facilities in Louisville. The integration of alternative gaming products at the racetrack is one of four core business strategies developed by the Company to grow its live racing program. Management has been positioning the Company to compete in this changing environment for the past several years by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. The Company currently is working to build a consensus within Kentucky's horse industry for a plan to offer alternative gaming products exclusively at state racetracks.

         On May 7, 1996 the Company purchased 58,650 shares of common stock at a total cost of $2,346,001. On August 2, 1996 the Company issued 3,909 shares of it common stock to employees under its Stock Purchase Plan for total proceeds of $112,941. Additionally, on September 27, 1996 the Company purchased 75,600 shares of common stock at a total cost of $2,608,200. These purchases had a positive effect on earnings per share, adding $.01 to earnings per share for the quarter ended September 30, 1996 and $.02 to earnings per share for the nine month period ended September 30, 1996. The Company expects 1996 total earnings per share to benefit by approximately $.03 as a result of the purchases.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

         Net revenue during the nine months ended September 30, 1996 increased $9.0 million. Kentucky operations contributed 39%, or $3.5 million to the total increase, with Simulcast-Host showing the largest increase at $1.5 million. Simulcast-Host represents revenues generated by transmitting the Company's live races at Churchill Downs outside the state of Kentucky to outlets across the nation. The number of outlets increased from 226 in 1995 to 401 in 1996. On-track wagering on the Company's live races at Churchill Downs was 3.2% below 1995. This decrease was offset by an increase in wagering on whole card simulcast races during 41 days of the live meet.

         Indiana operations contributed $5.5 million, or 61%, to the revenue increase. Simulcast-Receiving increased $6.6 million primarily as a result of the increase in the number of receiving facilities in 1996. On-track revenue decreased at Hoosier Park by $1.9 million when compared to 1995 primarily due to the Standardbred live racing meet starting three weeks later and having one less race day per week this year, resulting in 24 fewer race days this year, as well as 13 fewer race days this year due to the Thoroughbred race meet starting one month later in 1996. Riverboat admissions revenue, which is the Indiana riverboat admissions tax that is payable to licensed racetrack facilities per Indiana state law, has increased by $1.1 million in 1996, as this tax was not in effect during the nine month period ended September 1995.



                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


                                                                                                                NET REVENUE SUMMARY
                         Nine Months           Nine Months              1996 VS. 1995
                            Ended       % To    Ended        % To
                        September 30,  Total  September 30,  Total       $           %
                            1996      Revenue    1995       Revenue    Change     Change
                        ------------- ------- ------------- -------    ------     ------
Pari-Mutuel Revenue:
  On-track                $16,005,640    20%   $18,062,027     25%   $(2,056,387)  (11)%
  Intertrack-Host           4,906,386     6      4,215,982      6        690,404    16
  Simulcast-Receiving      26,731,940    33     19,320,361     27      7,411,579    38
  Simulcast Host            7,473,423     9      5,952,802      8      1,520,621    26
                         ------------   ----  ------------    ----   ------------   ---
                          $55,117,389    68%   $47,551,172     66%   $ 7,566,217    16%

Admission & Seat Revenue   10,978,504    14     11,089,122     16       (110,618)   (1)

License, Rights, Broadcast
  & Sponsorship Fees        5,390,737     7      5,425,232      8        (34,495)   (1)

Concession Commission       2,152,272     3      2,096,468      3         55,804     3

Program Revenue             2,457,357     3      2,257,842      3        199,515     9

Riverboat Admissions
  Revenue                   1,073,188     1              0      0      1,073,188    N/A

Derby Corporate Village     1,128,270     1        998,940      1        129,330    13

Other                       1,843,789     3      1,751,173      3         92,616     5
                          -----------   ----   -----------    ----   -----------   ----
                          $80,141,506   100%   $71,169,949    100%   $ 8,971,557    13%
                          ===========   ====   ===========    ====   ===========   ====


                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


            Operating expenses increased $6.7 million during the nine month period. Gross margin remained relatively flat, increasing from 23.6% to 23.8% through September 30, 1996. Changes in specific expense categories follow.

            Purse expense increased $2.6 million due largely to the increase in Simulcast-Receiving revenue in Indiana as a result of the increased number of receiving locations, as well as an increase in handle, in 1996. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute.

            The $779,000 increase in Advertising, Marketing and Publicity is due largely to the marketing of the satellite wagering facilities in Indiana. Approximately $300,000 was spent as part of an intensive marketing campaign in Indiana with approximately $150,000 being spent in each of the Fort Wayne and Hoosier Park (Anderson, Indiana) areas. Response to the marketing efforts was positive and the goal is to maintain increased handle as marketing support is reduced. Additionally, new marketing programs such as the Twin Spires Club and Winners Circle Sponsorship, along with expenses incurred in conjunction with ESPN's Derby Week coverage, also caused increases during the nine month period.

             Audio, Video and Signal Distribution expense increased $227,000 due primarily to the additional facility in Indiana. Totalisator and Simulcast Host Fee expenses increased for the nine month period $259,000 and $1.8 million, respectively. These expenses are related to the operation of the off-track wagering facilities in both Kentucky and Indiana. Totalisator expense is based on total wagers taken at the facilities. Simulcast host fees are paid to the track whose live races are being simulcast at the facilities. As total wagers increase, these expenses, along with purses, increase accordingly.

            Program expenses increased $285,000 from September 1995 to September 1996. This is primarily attributed to higher paper cost in Kentucky, as well as the addition of the third Indiana satellite wagering facility and a higher than expected scrap rate in Indiana.

            Maintenance and Utilities increased $294,000 and $462,000, respectively. General repairs at the four Indiana facilities account for the increase in maintenance, which includes expenses for winter storm damage and supplies. Utilities increased overall due to the unseasonably cold winter temperatures and the additional facility in Indiana.

            Facility rent in 1996 is attributable to the Indianapolis simulcast facility.



                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


                                                                                                   OPERATING EXPENSE SUMMARY
                       Nine Months           Nine Months
                        Ended       % To       Ended        % To      1996 VS.  1995
                     September 30,  Total  September 30,    Total        $       %
                           1996    Expense       1995      Expense    Change   Change
Purses:
  On-track             $ 8,399,385    14%    $ 9,143,972    17%    $ (744,587)  (8)%
  Intertrack-Host        2,262,832     4       1,937,552     3        325,280   17
  Simulcast- Receiving   8,605,144    14       6,695,426    12      1,909,718   29
  Simulcast-Host         3,784,604     6       2,633,190     5      1,151,414   44
                      ------------   ----    -----------   ---     -----------  ---
                       $23,051,965    38     $20,410,140    37     $2,641,825   13

Wages and Contract
  Labor                 11,823,911    19      11,751,919    21         71,992    1

Advertising, Marketing
  & Publicity            2,976,679     5       2,197,422     4        779,257   35

Racing Relations
  & Services             1,036,211     2       1,070,354     2        (34,143)  (3)

Totalisator Expense        967,192     2         707,819     1        259,373   37

Simulcast Host Fee       5,571,135     9       3,807,239     7      1,763,896   46

Audio/Video & Signal
  Distribution Expense   1,720,787     3       1,494,017     3        226,770   15

Program Expense          1,817,351     3       1,532,121     3        285,230   19

Depreciation &
  Amortization           3,441,832     5       3,401,628     6         40,204    1

Insurance, Taxes &
  License Fees           1,950,288     3       1,932,474     4         17,814    1

Maintenance              1,422,775     2       1,128,888     2        293,887   26

Utilities                2,006,843     3       1,544,668     3        462,175   30

Derby Corporate Village    436,323     1         404,478     1         31,845    8

Facility/Land Rent         484,311     1               0     0        484,311    N/A

Other meeting expense    2,356,413     4       2,989,445     6       (633,032)  (21)
                       -----------   ----    -----------   ----    ----------   ----
                       $61,064,016   100%    $54,372,612   100%    $6,691,404    12%
                       ===========   ====    ===========   ====    ==========   ====


                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


            Selling, general and administrative expenses remained relatively flat during the nine month period, increasing $79,000.

            Interest expense was down $167,000 as positive cash flow from operations has allowed the Company to pay down its line of credit. As of May 7, 1996 the outstanding balance on the line of credit was completely retired.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

            Net revenue increased $759,000 due primarily to an increase in Indiana Riverboat Admissions revenue. This admissions tax was not in effect during the nine month period ended September 1995.

            Operating expenses increased by $375,000 primarily due to the increase in Purse Expense related to the increase in Indiana Simulcast-Receiving revenue. Selling, General, and Administrative expenses decreased $406,000 during the quarter. This is primarily due to expenses incurred in 1995 relating to the opening of the Indianapolis simulcast wagering facility.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1996

            Net revenues decreased $41.0 million primarily due to the $49.2 million in live racing revenue at Churchill Downs during the second quarter. Churchill Downs' second quarter included 48 live racing days versus no live racing during the three months ended September 30, 1996. This decrease was partially offset by an increase in simulcast receiving days in the third quarter. Operating expenses decreased $18.2 million also due to the live racing days.

            Selling, general and administrative costs for the third quarter of 1996 were $1.8 million, down from $2.1 million in the quarter ended June 30, 1996. This decrease is primarily due to costs related to the live race meet at Churchill Downs in the second quarter.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1995 TO SEPTEMBER 30, 1996

            The cash balances at September 30, 1996 were $3.7 million higher than December 31, 1995 due to the cash generated during 48 live race days at Churchill Downs, principally Kentucky Derby and Oaks weekend, and 89 live race days at Hoosier Park. Cash balances during May and June are historically at the highest levels of the year, and they decrease as the year progresses due to normal business operations.

            Accounts receivable at September 30, 1996 were $1.1 million higher than December 31, 1995 due primarily to the Indiana Riverboat Admission tax which had not been received as of September 30, 1996. The first riverboat opened in December 1995.

            Property, plant & equipment increased by $2.3 million as a result of routine capital spending throughout the Company, as well as an expansion of the Churchill Downs General Office.

            Accounts payable at September 30, 1996 were $6.5 million higher than at December 31, 1995 due in part to $2.6 million which was payable for the repurchase of Churchill Downs stock. Also, purses payable increased $1.3 million due to the Indiana Riverboat Admissions tax and $610,000 due to the funds generated by the Indianapolis simulcast facility. Additionally, Churchill Downs owes the State of Kentucky $701,000 for mutuel tickets which have been outstanding for more than two years.

            Deferred revenue was lower at September 30, due to the significant amount of admission and seat revenue that was received in advance at December 31 and recognized as income in May 1996 for the Kentucky Derby and Oaks.

            Notes payable were $3.4 million lower at September 30, 1996 as positive cash flow has allowed the Company to eliminate its outstanding bank debt. However, Hoosier Park recognized $2.9 million in debt due to the Conseco purchase of 10% of the partnership.

            Dividends payable decreased by $1.9 million due to the payment of the dividend in January 1996.

            Income taxes payable at September 30, 1996 relate to the estimated expense due for the nine month period, less any estimated tax payments. The increase in earnings has resulted in a corresponding increase in income taxes payable.

                            CHURCHILL DOWNS INCORPORATED

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)


SIGNIFICANT  CHANGES  IN  THE BALANCE  SHEET SEPTEMBER 30, 1995 TO SEPTEMBER 30,
1996

            Cash balances at September 30, 1996 are $5.9 million above September 30, 1995 principally due to payments in 1995 for construction of the wagering facilities in northern and central Indiana.

            Accounts receivable at September 30, 1996 are up due to the Indiana Riverboat Admissions tax.

            Property, plant & equipment increased by $2.6 million due to routine capital spending throughout the Company, as well as an expansion of the Churchill Downs General Office.

            Accounts payable increased by $5.6 million primarily due to the amount payable for the repurchase of Churchill Downs stock. Additionally, the purses payable increased $600,000 due to the Indiana Riverboat Admissions tax and $600,000 due to a larger carryover from the 1996 Churchill Downs Spring Meet than in 1995. Churchill Downs also owes the State of Kentucky $701,000 for mutuel tickets which have been outstanding for more than one year.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital for the nine months ended September 30, 1996 and September 30, 1995 is as follows:

                                               SEPTEMBER  30
                                    ----------------------------------
                                           1996              1995

Working capital deficiency          $( 8,080,963)         $(6,786,248)
Working capital ratio                    .62 to 1          .45 to 1

            The working capital deficiency is primarily a result of the nature and seasonality of the Company's business. Cash flows provided by operations were $16.2 million for the nine months ended September 30, 1996; $16.5 million for the twelve months ended December 31, 1995; and $11.7 million for the nine months ended September 30, 1995. Management believes cash flows from operations during 1996 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments (historically about $1.9 million) and additions and improvements to the property, plant and equipment and general office which are expected to be approximately $3.0 million.

            The Company has a $20,000,000 unsecured line-of-credit available with $20 million available at September 30, 1996 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                            CHURCHILL DOWNS INCORPORATED

                             PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    Exhibit 10 - Churchill Downs Incorporated 1996 Incentive
                         Compensation Plan

      B. During the quarter ending September 30, 1996, no Form 8-K's were filed by the Company.

                                     SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



      November 13, 1996                   /S/THOMAS H. MEEKER
                                          Thomas H. Meeker
                                          President



      November 13, 1996                   /S/VICKI L. BAUMGARDNER
                                          Vicki L. Baumgardner, Treasurer
                                         (Principal Financial and
                                          Accounting Officer)

                                    EXHIBIT INDEX

NUMBERS           DESCRIPTION                               BY REFERENCE TO

(10)(c)           Churchill Downs Incorporated              Page 25
                  Incentive Compensation Plan (1996)