Form 10-K
period 1996-12-31
CHURCHILL DOWNS INC
filed 1997-03-27
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                              FORM 10-K
                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                 THE  SECURITIES  EXCHANGE  ACT OF 1934 For Year
                     Ended December 31, 1996 Commission File No.0-1469

                                    CHURCHILL DOWNS INCORPORATED
                        Exact name of registrant as specified in its charter

KENTUCKY                                                         61-0156015
----------------------                                       -------------------
State of Incorporation                                         I.R.S Employer
                                                             Identification No.

700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                            40208
----------------------------------------                            -----
Address of Principal Executive Offices                             Zip Code

Registrant's Telephone Number, Including Area Code               502-636-4400

Securities registered pursuant to Section 12(b) of the Act:
         NONE                                                       NONE
-------------------                                        ---------------------
Title of Each Class                                        Name of Each Exchange
                                                            on which registered
Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this form 10-K. (_________)

As of March 27, 1997, 3,654,264 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $90,000,000.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 1997 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K.
The exhibit index is located on pages 53 to 54.

                                     1 of 81

                                     PART I

ITEM 1.        BUSINESS

        A.     INTRODUCTION

               Churchill Downs Incorporated (the "Company") primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875, and is internationally known as home of the Kentucky Derby. Through its subsidiary, Hoosier Park, L.P., the Company is majority owner and operator of Hoosier Park in Anderson, Indiana ("Hoosier Park"), which conducts both Thoroughbred and Standardbred racing. The Company conducts simulcast wagering on horse racing year-round at its four Churchill Downs Sports Spectrum facilities ("Sports Spectrum"), as well as its racetracks, in Kentucky and Indiana.

                The Company was organized as a Kentucky corporation in 1928. Its principal executive offices are located at Churchill Downs, 700 Central Avenue, Louisville, Kentucky 40208.

        B.     KENTUCKY OPERATIONS

               In Kentucky, the Company conducts Thoroughbred horse racing, accepts pari-mutuel wagering on such races, and conducts related business operations at Churchill Downs. The Company also owns and operates the Churchill Downs Sports Spectrum, its flagship simulcast wagering facility. Both facilities are located in Louisville, Kentucky.

        CHURCHILL DOWNS

        RACING

        The Company owns and operates Churchill Downs, a legendary sports venue and one of the premier racetracks in the world. The racetrack was founded by Col. M. Lewis Clark as the Louisville Jockey Club in 1874, and began conducting Thoroughbred racing the following year. Churchill Downs rose to prominence during the first half of this century as the Kentucky Derby became an internationally renowned classic. Churchill Downs has also hosted the Breeders' Cup Championship an unprecedented three times, in 1988, 1991 and 1994. Discussions are currently under way for the Company to be the host site of the 1998 Breeders' Cup Championship Day.

        The Kentucky Derby and Kentucky Oaks, both annually run the first weekend in May, continue to be the Company's outstanding events. In 1996, the Company increased the purse for the Kentucky Derby to $1 million, and raised the Kentucky Oaks purse to $500,000, making the Kentucky Oaks the country's richest three-year-old filly race. Kentucky Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 34% of total on-track attendance for the 1996 Spring Meet.

        Record wagering was recorded on 1996 Kentucky Oaks Day, when more than 90,000 fans -- the largest racing crowd ever in North America outside of Kentucky Derby Day -- were at Churchill Downs. More than 142,000 people attended the 1996 Derby, and contributed to the record $75 million wagered on Derby Day races at Churchill Downs and almost 1,000 domestic and international simulcast sites.

        The Company annually holds two live Thoroughbred race meetings at Churchill Downs, a Spring Meet (late April through June) and a Fall Meet (late October to late November). The Company conducted live racing on 78 days during the year ended December 31, 1996. For 1997, the Company has received a license to conduct live racing for a total of 77 racing days on approximately the same dates as the prior year's Spring and Fall race meetings.

        Based on average daily purse levels and average number of starters per race, Churchill Downs' 1996 Spring and Fall race meets ranked among the most competitive racing programs in the country. The Company believes that a quality live racing product will enable it to continue the growth in sales of Churchill Downs' race signal to out-of-state simulcast markets.

        RACETRACK FACILITY

        The Company owns its racetrack site and improvements located at or adjacent to 700 Central Avenue, Louisville, Kentucky (the "racetrack facility"). The racetrack facility consists of approximately 157 acres of land with a one-mile oval dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a 1,400-stall stable area. The physical plant includes clubhouse and grandstand seating for approximately 48,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full service restaurants. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and the Company's office facilities. The backside stable area has sprinkled barns sufficient to accommodate approximately 1,400 horses, and other facilities for backstretch personnel.

        The Company has made numerous capital improvements to the racetrack facility during the past ten years in order to better serve its horsemen and patrons. The dirt and turf tracks provide excellent venues for live Thoroughbred racing. The Company's ability to provide stabling facilities and a training track for horses at the racetrack facility is limited, but additional facilities have been developed, as discussed below. The Company's physical plant, including grandstands, restaurant facilities, parking, etc., is fully utilized only on Kentucky Derby weekend or when it hosts the Breeders' Cup Day races.

        CHURCHILL DOWNS SPORTS SPECTRUM

        The Company also owns the real property and improvements known as the Churchill Downs Sports Spectrum (the "Louisville Sports Spectrum"), located at 4520 Poplar Level Road, Louisville, Kentucky. Formerly a Standardbred racetrack, this property was acquired by the Company in 1992, and converted into a simulcast wagering facility and Thoroughbred training annex. The Louisville Sports Spectrum is located on approximately 90 acres of land, about seven miles from the Company's racetrack facility.

        The grandstand/clubhouse was renovated and converted for use as a simulcast and pari- mutuel wagering facility. Seven separate areas were created within the structure to accommodate the needs of a variety of patrons, from the seasoned player to the novice handicapper. The Louisville Sports Spectrum provides state-of-the art audio/visual technology, seating for approximately 3,000 persons, parking, offices and related facilities. While the Company still has the option to conduct simulcasting at its racetrack facility, the Company plans to conduct most of its Louisville simulcast operations at the Louisville Sports Spectrum.

        The Company has renovated the racetrack portion of the property for use as a Thoroughbred stabling and training annex. As part of the renovation of the facility, the Company converted the former Standardbred track into a three-quarter (3/4) mile dirt track which is used for training Thoroughbreds. The existing barns on the property were demolished, and the Company constructed enough new barns to accommodate approximately 500 horses. The additional stalls and training track provide a year-round base of operation for many horsemen, and have enabled the Company to accommodate new horsemen who desire to race at Churchill Downs.

        The Company does not intend to conduct live horse racing at the Louisville Sports Spectrum at this time. The Louisville Sports Spectrum also was used as the site of the Company's Thoroughbred "horses in training" sale in 1996 and 1995.

        LICENSING

        Kentucky's racetracks, including the Company, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting (discussed below) are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky, including the Company. Although to some extent the Company competes with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each track's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each track. A substantial change in the allocation of live racing days could impact the Company's operations and earnings.

        PARI-MUTUEL WAGERING

        GENERAL

        Total wagering (also referred to as "handle") on Churchill Downs' racing product increased from $351.7 million in 1995 to $489.1 million in 1996. The most significant growth was experienced in the exportation of its live race signal to out-of-state simulcast markets. The Company believes that both simulcast sending and receiving will continue to be a revenue growth area for Churchill Downs in 1997.

        INTERTRACK SIMULCASTING

        In November 1988, the Company began sending its televised live races ("intertrack simulcasting"), to other locations in Kentucky. Patrons wagering at these locations participate in the same pari-mutuel pool payouts as patrons at Churchill Downs. Since fiscal year 1991, Churchill Downs has conducted intertrack simulcasting in Kentucky as a host track for all of its live racing days except Kentucky Derby Day. Churchill
        Downs offered the simulcast of its Kentucky Derby Day races to racetracks within the State beginning in 1995.

        In 1989, the Company began receiving intertrack simulcast signals from other Kentucky tracks. During the year ended December 31, 1996, Churchill Downs conducted intertrack simulcasting as a receiving track in Kentucky for a total of 200 days. In 1997, Churchill Downs has been licensed as a receiving track for any and all possible dates from January 1, 1997 through December 31, 1997.

        INTERSTATE SIMULCASTING

        The Company participates in interstate simulcasting by sending its Churchill Downs live race signal to racetracks and off-track betting facilities located in other states and in foreign countries. Depending upon the format permitted at each facility, patrons may either participate in the same pari-mutuel pool payouts as those patrons at Churchill Downs, known as a commingled pool, or participate in a separate pari-mutuel pool generated by wagering on Churchill Downs races at the respective facility.

        Interstate simulcasting operations increased by 62 percent in Kentucky in 1996, and now represents approximately 60 percent of the Company's pari-mutuel revenue base in Kentucky. Churchill Downs plans to increase the interstate and international exportation of its live race signal in fiscal year 1997.

        WHOLECARD SIMULCASTING

        Churchill Downs also receives simulcasts of live race signals from tracks outside Kentucky and accepts pari-mutuel wagers on such races (referred to as "wholecard simulcasting"). In July 1994, Kentucky authorized licensed racetracks and simulcast wagering facilities located in the state to conduct wholecard simulcasting. Wholecard simulcasting allows the Company to conduct interstate wagering daily on multiple race programs from around the country, permitting maximum use of the Louisville Sports Spectrum asset. In 1996, wholecard simulcasting was conducted for 200 days at the Louisville Sports Spectrum, and on a limited basis during Churchill Downs' live race meets, generating approximately $127 million in total wagering. Wholecard simulcasting also helps Churchill Downs access new markets for exporting its simulcast race signal by enabling the Company to reciprocate by importing out-of-state simulcast signals.

        IN-HOME WAGERING

        Churchill Downs, in conjunction with On Demand Services and TKR Cable of Greater Louisville, continues to develop its in-home interactive television wagering system, the first such system in the country. Testing of the nation's first in-home system began in July 1995, and has expanded to 675 homes in Jefferson County, Kentucky as of December 31, 1996. The Company believes development of such in-home technology can be used as a tool to attract new segments of the market to the racetrack.

        KENTUCKY OFF-TRACK BETTING, INC.

        As a result of changes made to Kentucky law in 1992, the Company and three other Kentucky Thoroughbred racetracks formed Kentucky Off-Track Betting, Inc. ("KOTB"). The Company is a 25% shareholder in KOTB. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack ("simulcast facilities"). A simulcast facility may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each simulcast facility must first be approved by the KRC. Once approved, the simulcast facility may then be established unless the local government where the facility is to be located votes to disapprove its establishment. KOTB currently owns and operates simulcast facilities in Corbin, Maysville and Jamestown, Kentucky, all of which were opened in 1993, and a simulcast facility in Pineville, Kentucky, which opened in September 1995.

        The Company anticipates that simulcast facilities developed by KOTB will provide additional markets for intertrack simulcasting of the Company's live races. By statute, of the amount retained by KOTB on wagers (net of taxes) placed at a simulcast facility on the Company's races, 30% is paid to the Company, 30% is set aside for the Company's horsemen, 6% is retained by KOTB to cover its operating expenses and 34% is paid to a Breeders Award Fund administered by the KRC. Any KOTB expenses not covered by its 6% are funded by the Company during the period of time KOTB takes the Company's races. In addition, the Company funds its share of annual administrative expenses and may also receive dividends from KOTB. KOTB is not expected to have a significant impact on operations of the Company.

        C.     INDIANA OPERATIONS

        GENERAL

        In Indiana, the Company conducts both Thoroughbred and Standardbred horse races, accepts pari-mutuel wagering on such races and conducts related business operations at Hoosier Park in Anderson, Indiana ("Hoosier Park"). The Company conducts simulcasting operations at Hoosier Park and also at its Churchill Downs Sports Spectrum ("Indiana Sports Spectrums") facilities in Merrillville, Fort Wayne and Indianapolis, Indiana.

        OWNERSHIP

        Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership formed in 1994. The Company currently owns a 77% interest in HPLP through Anderson Park, Inc. ("Anderson"). Anderson is a wholly-owned subsidiary of Churchill Downs Management Company ("CDMC"). CDMC is a wholly-owned subsidiary of the Company. The remaining 23% of HPLP is held by unrelated third parties, Pegasus Group, Inc. ("Pegasus"), and Conseco HPLP, L.L.C. ("Conseco"). Anderson is HPLP's sole general partner. CDMC has entered into a management agreement with HPLP pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations. The Company, through CDMC, has loaned, and committed to advance, up to 90% of $28.7 million in loans and capital contributions to HPLP for the development of the racetrack and related satellite wagering facilities. Conseco assumed 10% of the obligation for loans and capital contributions to HPLP upon purchase of their 10% partnership interest. As of December 31, 1996, HPLP has a total loan balance of approximately $26.0 million. The loan requires interest of prime plus 2% (10.25% at December 31, 1996).

        On December 20, 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco for the sale of 10% of the Company's partnership interest in HPLP to Conseco. This sale was closed on May 31, 1996. The purchase price for the 10% partnership interest was $218,390 and the transaction also included a payment of $2,603,514 for a 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing. Conseco and Pegasus are limited partners of HPLP and Anderson continues to be the sole general partner of HPLP.

        From May 31, 1996 through December 31, 1998, Conseco has an option to purchase from Anderson an additional 47% partnership interest in HPLP and an additional 47% interest in the debt owed by HPLP to CDMC. The purchase price of the additional partnership interest will be approximately $6,222,000 and the purchase price of the additional debt will be approximately $15,934,000. This purchase would be subject to the approval of the Indiana Horse Racing Commission. If this transaction occurs, Conseco will be the sole general partner of HPLP, and Anderson and Pegasus will be limited partners of HPLP with partnership interests of 30% and 13%, respectively. CDMC would continue to have a long-term management agreement with HPLP pursuant to which CDMC would have operational control of the day-to-day affairs of HPLP and its related simulcast facilities.

        HOOSIER PARK

        RACING

        Through its subsidiary, Anderson, the Company is majority owner of Indiana's only pari-mutuel racetrack, Hoosier Park in Anderson, Indiana. Hoosier Park conducts both live Standardbred racing (late April to late August) and Thoroughbred racing (mid-September to late November). The Company began live Standardbred racing at Hoosier Park on September 1, 1994, and conducted Indiana's inaugural Thoroughbred meet in the Fall of 1995. In 1996, the Company conducted 132 days of live racing, including 80 days of Standardbred racing and 52 days of Thoroughbred racing. The Company has received a license to conduct live racing in 1997 for a total of 143 racing days, including 85 days of Standardbred racing, and 58 days of Thoroughbred racing.

        RACETRACK FACILITY

        Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of Indianapolis. The Company leases the site under a long-term lease with the city of Anderson and owns the improvements located at or adjacent to 4500 Dan Patch Circle in Anderson, Indiana. The racetrack facility consists of approximately 110 acres of leased land with a seven-eighths (7/8th) mile oval dirt track, permanent grandstands, and a 780-stall stable area. The racetrack surface accommodates both Thoroughbred racing and Standardbred racing. The physical plant includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to full service restaurants. The site also has a saddling paddock, parking areas for the public, and office facilities. The stable area has barns sufficient to accommodate 780 horses, and other facilities for backstretch personnel.

        CHURCHILL DOWNS SPORTS SPECTRUMS

        Through its subsidiary, Anderson, the Company is majority owner of three simulcast wagering facilities in Indiana which are branded with the
        Churchill Downs Sports Spectrum name. These simulcast wagering facilities provide a statewide distribution system for Hoosier Park's racing signal, and additional simulcast markets for Churchill Downs' product. The Sports Spectrum at Merrillville, located about 30 miles southeast of Chicago, consists of approximately 27,300 square feet of space. The Sports Spectrum at Fort Wayne consists of approximately
        15,750 square feet of space. Hoosier Park also leases approximately 17,800 square feet of space in the Claypool Courts Building in downtown Indianapolis where it operates the Sports Spectrum at Indianapolis. All three Sports Spectrum facilities were opened in 1995. The license for the fourth Sports Spectrum facility in Jeffersonville, Indiana was surrendered in July 1995 because ownership of the tentative site was in question and resolution was not expected in the near future. The Company is continuing to evaluate sites for the location of a fourth Sports Spectrum facility.

        The State of Indiana has enacted legislation which requires a county fiscal body to adopt an ordinance permitting simulcast wagering facilities before such a facility can be located in that county. The county fiscal body may require in the ordinance that the voters of the county must approve the operation of a simulcast wagering facility in that county. This legislation may affect the Company's ability to locate a facility in certain counties.

        LICENSING

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

        PARI-MUTUEL WAGERING

        GENERAL

        In 1996, total wagering at Hoosier Park and the three Sports Spectrum facilities totaled approximately $176.4 million, an increase of 34 percent over 1995.

        INTERSTATE SIMULCASTING

        Hoosier Park participates in interstate simulcasting sending its live race signal to racetracks and off-track betting facilities located in other states and foreign countries. Depending upon the format permitted at each facility, patrons may either participate in the same pari-mutuel pool payouts as those patrons at Hoosier Park, known as a commingled pool, or participate in a separate pari-mutuel pool generated by wagering on Hoosier Park races at the respective facility.

        In 1996, approximately $27.2 million was wagered on Hoosier Park's race signal at out-of-state locations. Interstate wagering on Hoosier Park's Thoroughbred race meet experienced the most significant growth in 1996. The Company believes that interstate simulcasting will continue to be a revenue growth area for Hoosier Park in 1997.

        WHOLECARD SIMULCASTING

        In Indiana, the Company participates in wholecard simulcasting at Hoosier Park and its Sports Spectrum facilities. Indiana law provides that as long as Hoosier Park conducts live racing for a total of not less than 120 days per year, wholecard simulcasting can be conducted year round at Hoosier Park and each of the Sports Spectrum facilities.

        D.     SOURCES OF INCOME

               The Company's principal sources of income are commissions from on-track pari-mutuel wagers, commissions from intertrack and fees from interstate simulcast wagers, admissions and seating, concession commissions (primarily for sale of food and beverages), and license, rights, broadcast and sponsorship fees.

               The Company's primary source of income is pari-mutuel wagering which accounts for 70% of revenue. The Company retains the following average amounts on specific revenue streams as a percentage of handle:

                                                   KENTUCKY              INDIANA

   On-track pari-mutuel wagers                        15%                  19%
   Intertrack host                                     9%                   --
   Interstate/simulcast host                           5%                   3%
   Intertrack/simulcast receiving                      7%                  18%

               The Company's next major source of income is admission and seating revenue, which was 12% of net revenues for the year ended December 31, 1996. Average daily on-track attendance at Churchill Downs has declined since 1989; however, during the same period increases in intertrack and interstate simulcast revenues in Kentucky have substantially offset the related decline in admission and seating revenue. In addition, declines in daily average attendance do not impact upon Churchill Downs' admission and seating revenue proportionately since Churchill Downs receives approximately 50% of its admission and seating revenue from the Kentucky Derby weekend.

               The Company holds federal servicemark registrations on the names "Kentucky Derby", "Churchill Downs", "Churchill Downs Sports Spectrum", "Kentucky Oaks" and the Twin Spires design in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. The Company licenses the use of the servicemarks and derives revenue from such license agreements; during the year ended December 31, 1996, gross revenue derived from such licensing was less than 6% of total revenues. Hoosier Park has applied for federal servicemark registration of the name "Indiana Derby."

               The Company hosted a Thoroughbred "horses in training" sale in 1996 and 1995. These sales did not contribute significantly to operations and a sale is not scheduled in 1997.

        E.     OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

               From 1986 through 1996, the Thoroughbred industry as a whole has seen depressed prices for the sale of Thoroughbreds at all stages of their career. Although prices continue to be significantly below peak prices of the mid-eighties, 1993-1996 sales have shown improvement. There have also been numerous bankruptcies or other financial failures of Thoroughbred farms since the mid-eighties. As a result, the number of Thoroughbred foals born has decreased each year until 1995 which showed a 1.4% increase. This long-term trend has lead to an industry-wide decline in the number of Thoroughbreds available to run in races. Racetracks may be competing for horses to participate in live racing and some racetracks now offering live racing may be forced to curtail or eliminate live events and rely more heavily or exclusively on simulcast receiving for revenue. The Company believes that because of the significant Thoroughbred industry infrastructure in the Commonwealth of Kentucky, the Company's live racing product will not be as heavily impacted by the decline in Thoroughbreds. Moreover, the Company is well positioned to provide live racing products to the emerging simulcast market in other states and internationally.

               The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other entertainment options for patrons for both live racing and simulcasting. The Company also competes with other sports and other entertainment and wagering options available to consumers including riverboat gaming and lotteries. The Company attempts to attract patrons by providing the highest quality racing products in attractive entertainment facilities with well-priced, appealing concession services. The Company is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and the only facility in Indiana providing live and simulcast racing.

               The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the State of Indiana in 1993. In 1996, there were three riverboats in operation along the Ohio River. By 1998, as many as five Indiana riverboats may be operating along the Ohio River, with one of the nation's largest complexes proposed to be located 10 miles from Louisville in Harrison County, Indiana. Direct competition with three newly opened riverboats have negatively impacted wagering at racetracks in Western and Northern Kentucky. Decreases in intertrack wagering, and to some extent on-track wagering, during Churchill Downs' 1996 Fall Meet was a result of riverboat competition in these markets. The Company believes that competition from Indiana riverboat gaming facilities will have a negative impact on the Company's operations, which could be material.

               In response to the riverboat threat, the Company's Board of Directors passed a resolution at its June 13, 1996 meeting instructing the Company's management to aggressively pursue the operation of video lottery machines through the Kentucky Lottery at its racetrack facilities in Louisville. The integration of such alternative gaming products at the racetrack is one of four core business strategies developed by the Company to grow its live racing program. Management has been positioning the Company to compete in the changing business environment for the past several years by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations. The Company is currently working to build a consensus within Kentucky's horse industry for a plan to offer alternative gaming products exclusively at state racetracks.

                In addition, licenses to conduct riverboat casinos on Lake Michigan near the Company's Merrillville, Indiana, Sports Spectrum facility have been granted by the Indiana Gaming Commission. Indiana law allows up to five riverboat casino licenses to be issued on Lake Michigan. The Potawatomi Indian Tribe has expressed an interest in establishing a land-based casino operation in southwestern Michigan and northeastern Indiana, while the Miami Indian Tribe has expressed an interest in establishing a land-based casino near the Company's Merrillville Sports Spectrum. The Company anticipates that the commencement of such operations will have a negative impact upon the Company's wagering activities, although the extent of the impact is unknown at this time due in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

               The Company is pursuing legislative initiatives in both Kentucky and Indiana which would allow alternative gaming operations at its racetrack facilities. Alternative gaming in the form of video lottery and slot machines would enable Churchill Downs and Hoosier Park to effectively compete with Indiana riverboat casinos, and provide new revenue for capital investment and purse money.

               In Kentucky, the Company is working to build a consensus within the Commonwealth's horse industry for a plan to operate video lottery terminals exclusively at racetracks in conjunction with the Kentucky Lottery Corporation. Legislation may be included by the Governor in a special session of the Kentucky General Assembly in May 1997, or introduced during the legislature's regular session in 1998.

               Indiana House Bill 1799, which would allow for installation of slot machines at Hoosier Park, was introduced during the current legislative session. This bill did not make it out of committee.

               The horse industry in Indiana presently receives $.65 per $3 admission to riverboats in the state. From the money generated by this tax in 1996, $1.8 million went directly to Hoosier Park operating expenses, $2.5 million funded purse increases at the track, and over $1 million went to breeders' incentives. House Bill 1135, which has already passed the Indiana House of Representatives, seeks to reduce the $.65 admission tax of which Hoosier Park receives $.195. Hoosier Park's share of the tax would be reduced to $.10 from $.195 per admission. Such a reduction in revenue would significantly impact funding for operating expenditures and cause the Company to reevaluate its investment in Indiana's pari-mutuel industry. The Company is prohibited from selling its interest in Hoosier Park, L.P., prior to 1998 without the consent of Conseco.

        F.     ENVIRONMENTAL MATTERS

               On January 22, 1992, the Company acquired certain assets of Louisville Downs, Incorporated for $5,000,000 including the site of the Louisville Sports Spectrum. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back had been utilized as of December 31, 1995. It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to any of the Company's property.

               In January 1995, Hoosier Park opened the Churchill Downs Sports Spectrum in Merrillville, Indiana. The 27,300 square foot facility is designed exclusively for the simulcast of horse races and the conducting of pari-mutuel wagering. The Merrillville, Indiana facility is also subject to contamination related to prior business operations adjacent to the property. The contamination on the property is being remediated under the State of Indiana's voluntary remediation program. The State of Indiana approved the remediation plan in May of 1995. The Company has obtained an indemnity concerning the cost of remediation from the prior owner of the property. The cost of remediation could be up to $50,000. Except as discussed herein and with respect to the Louisville Sports Spectrum, compliance with environmental laws has not affected the ability to develop and operate the Company's properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

        G.     EMPLOYEES

               Because the Company's live racing business is seasonal, the number of persons employed will vary throughout the year. As of December 31, 1996, approximately 600 individuals are employed on a permanent year-round basis. During the live racing meetings, as many as 2,600 persons are employed.

ITEM 2.        PROPERTIES

               Information   concerning   property  owned  by  Churchill   Downs
Incorporated required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

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

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

               The Company's Common Stock is traded in the over-the-counter market. As of March 29, 1993, the Company's common stock was listed on the National Association of Securities Dealers, Inc.'s Small Cap Market automated quotation system ("NASDAQ"). As of March 27, 1997, there were approximately 3,100 stockholders of record.

               The following table sets forth the high and low bid quotations (as reported by NASDAQ) and dividend payment information for the Company's Common Stock during its last two years:

                      1996 - BY QUARTER                                1995 - BY QUARTER
                      -----------------                                -----------------

              1ST       2ND        3RD       4TH                1ST       2ND      3RD      4TH
             ------    ------     ------    ------             ------   ------   ------   ------
High Bid     $40.00    $44.00     $37.50    $36.50             $47.00   $46.00   $43.25   $38.50
Low Bid      $32.00    $36.00     $34.00    $34.00              42.50    41.00    35.50    31.00

Dividend per share:
             Annual      $.50                                                      $.50
            Special      $.15                                                        --

               Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

               The  Company   presently  expects  that  comparable  annual  cash
dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.



ITEM 6.        SELECTED FINANCIAL DATA

                                                                        Eleven Months   Fiscal Year
                       Year Ended        Year Ended     Year Ended        Ended            Ended
                       December 31,      December 31,   December 31,    December 31,     January 31
                           1996               1995          1994            1993            1993
                       ------------      ------------   ------------    -------------   -----------
Operations:
Net revenues           $107,858,818      $92,434,216     $66,419,460     $55,809,889   $51,847,747

Operating income        $12,314,897      $10,305,210     $ 9,861,086     $ 8,959,220   $ 7,427,241

Net earnings             $8,071,526       $6,203,135     $ 6,166,353     $ 5,906,034   $ 5,212,610

Net earnings per share        $2.17            $1.64           $1.63           $1.56         $1.38

Dividend paid per share
    Annual                     $.50             $.50            $.50            $.50          $.50
    Special                    $.15                -               -               -             -

At Period End:
Total assets            $80,728,966      $77,486,482     $70,175,840     $56,819,959   $49,058,319

Working capital
  (deficiency)         $(10,742,606)    $(10,433,929)   $(10,131,254)    $  (776,756)  $(5,290,858)

Long-term debt           $2,999,191       $6,421,176     $ 8,683,314     $   583,090   $   594,227

Stockholders' equity    $47,780,880      $46,653,157     $42,003,147     $36,995,853   $32,976,784

Stockholders' equity
  per share                  $13.08           $12.33          $11.10           $9.80         $8.74

Additions to racing
  plant and equipment    $2,570,795       $8,589,535     $23,310,204      $1,409,888    $6,741,158

    In 1993, the Company changed to a calendar year from a fiscal year ending January 31. The change of fiscal year resulted in a transition period of eleven months which began February 1, 1993 and ended December 31, 1993.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL INFORMATION

               This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be significantly impacted by certain risks and uncertainties described herein, and in the Company's annual report on Form 10-K for the year ended December 31, 1996.

               The Company's principal business is conducting pari-mutuel wagering on Thoroughbred and Standardbred horse races. For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began in-state simulcasting ("intertrack") of its live races, except those run on Kentucky Derby Day, by sending its video signal to other locations in Kentucky for purposes of pari-mutuel wagering into the Company's mutuel pool. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pool. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, for the first time, Churchill Downs offered the simulcast of its races on Kentucky Derby Day to racetracks within Kentucky and continued the practice in 1996. In 1996, Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 35% of total on-track attendance for the 1996 Spring Meet at Churchill Downs. In July 1994, the Company began whole card simulcasting whereby the Company imports a full program or race card from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

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

               In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the Company is the leading Thoroughbred racetrack in Kentucky. In Kentucky, the Company conducted racing during the period from April 27, 1996, through June 30, 1996, and from October 27, 1996, through November 30, 1996, for a total of 78 racing days. For 1997, the Company has been granted a license to conduct live racing during the period from April 26 through June 29, 1997, and from October 26 through November 29, 1997 for a total of 77 racing days.

               In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting. In Indiana, the Company conducted live racing for a total of 132 racing days, including 80 days of Standardbred racing from April 25, 1996 through September 2, 1996, and 52 days of Thoroughbred racing from
September 20, 1996 through November 30, 1996. The Company has been granted a license to conduct live racing in 1997 for a total of 140 racing days, including 85 days of Standardbred racing from April 24 through August 24, 1997, and 55 days of Thoroughbred racing from September 12 through November 29, 1997.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               The Company operated two live racing facilities and conducted simulcast wagering at four other locations during the year ended December 31, 1996. The Company began its operations in Indiana on September 1, 1994. The chart below summarizes the results of these operations.

                                KENTUCKY                               INDIANA
                        Year Ended   Year Ended                    Year Ended   Year Ended
                        December 31,  December 31,    Increase/   December 31, December 31,   Increase/
                         1996              1995       Decrease        1996         1995       Decrease
                        ------------ -------------    ---------  ------------- ------------   --------
ON-TRACK
  Number of Race Days             78            74           4            132           146      (14)
  Attendance                 903,132       927,581         (3)%       168,849       242,139     (30)%
  Handle                $119,897,810  $123,751,130         (3)%   $17,530,325   $24,768,351     (29)%
  Average daily
     attendance               11,579        12,535         (8)%         1,279         1,658     (23)%
  Average daily handle    $1,537,151    $1,672,313         (8)%      $132,805      $169,646     (22)%
  Per capita handle          $132.76       $133.41         (0)%       $103.82       $102.29        1%

INTERTRACK/INTERSTATE HOST (SENDING)*
  Number of Race Days             78            74            4           132           146      (14)
  Handle                $369,245,673  $227,998,154          62%   $27,193,841   $13,727,916       98%
  Average daily handle    $4,733,919    $3,081,056          54%     $ 206,014       $94,027      119%

INTERTRACK/SIMULCAST  RECEIVING
  Number of Receiving
     Days                        200           209          (9)         1,192         821**       371
  Attendance                 451,708       489,093         (8)%           ***       328,509      ***
  Handle                $127,047,623  $119,571,023           6%  $131,715,597   $92,745,040       42%
  Average daily
     attendance                2,259         2,340         (3)%           ***           400      ***
  Average daily handle      $635,238      $572,110          11%      $110,500      $112,966      (2)%
  Per capita handle          $281.26       $244.48          15%           ***       $282.32      ***

Total handle            $616,191,106  $471,320,307          31%  $176,439,763  $131,241,307       34%

  *      Includes common/commingle pools only.
  ** The Company's Indiana operations include four separate wagering facilities.
 *** Attendance figures are not kept for the separate wagering facilities in Indiana.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               With the advent of whole card simulcasting,  the Company conducts interstate simulcasting virtually year-round on multiple racing programs each day from around the nation. The number of receiving days has increased in 1996 when compared to 1995 because of the Indiana off-track wagering facilities being open throughout 1996. During 1995, simulcast wagering was being conducted at Hoosier Park in Anderson, Indiana and beginning January 25, 1995 at Merrillville, Indiana. Two additional simulcast facilities were opened during 1995, one in Ft. Wayne, Indiana on April 25, 1995, and the other in Indianapolis, Indiana in October 25, 1995. Simulcast wagering was conducted at all four facilities throughout the year ended December 31, 1996. For 1997, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all possible days. Hoosier Park may ultimately be supported by a fourth whole card simulcasting facility. An increase in the number of days or facilities would be expected to enhance operating results.

               Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the live race meetings, as many as 2,600 persons are employed.

               In 1996, there were four riverboats in operation along the Ohio River, three in Indiana and one at Metropolis, Illinois. By 1998, as many as five Indiana riverboats may be operating along the Ohio River, with one of the nation's largest complexes proposed to be located 10 miles from Louisville in Harrison County, Indiana. Direct competition with three newly opened riverboats has negatively impacted wagering at racetracks in Western and Northern Kentucky. Decreases in intertrack wagering, and to some extent on-track wagering, during Churchill Downs' 1996 Fall Meet were the result of riverboat competition in these markets. The Company believes that competition from Indiana riverboat gaming facilities will have a negative impact on the Company's operations, which could be material.

                In addition, licenses allowing up to five riverboat casinos on Lake Michigan near the Company's Merrillville, Indiana, Sports Spectrum facility have been granted by the Indiana Gaming Commission. The Potawatomi Indian Tribe has expressed an interest in establishing a land-based casino operation in southwestern Michigan and northeastern Indiana, while the Miami Indian Tribe has expressed an interest in establishing a land-based casino near the Company's Merrillville Sports Spectrum. The Company anticipates that the commencement of such operations will have a negative impact upon the Company's wagering activities. The extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

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

               The Company is pursuing legislative initiatives in both Kentucky and Indiana which would allow alternative gaming operations at its racetrack facilities. Alternative gaming in the form of video lottery and slot machines would enable Churchill Downs and Hoosier Park to effectively compete with Indiana riverboat casinos, and provide new revenue for capital investment and purse money.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO 1995

REVENUES

               Net revenue during the year ended December 31, 1996 increased $15.4 million to $107.9 million. Kentucky operations contributed 37%, or $5.7 million to the total increase, with Interstate-Host showing the largest increase at $3.1 million. Interstate-Host represents revenues generated by transmitting the Company's live races at Churchill Downs outside the state of Kentucky to outlets across the nation. The number of outlets receiving Churchill Downs' live race signal increased from 844 in 1995 to 996 in 1996.

               Indiana operations contributed $9.7 million, or 63%, to the revenue increase. All of the Indiana wagering facilities were fully operational in 1996 which led to a $6.8 million increase in Simulcast Receiving revenues. In 1995, not all of the off-track facilities were open for the full reporting period. On-track revenue decreased at Hoosier Park by $2.0 million when compared to 1995 due to the Standardbred live racing meet starting three weeks later and having one less race day per week in 1996. The Thoroughbred race meet started one month later in 1996 but gained 10 racing days. The net effect of the date changes caused a loss of 14 on track racing days. Net revenue also increased by $4.8 million in 1996 due to riverboat admissions taxes from Indiana riverboat gaming. In accordance with riverboat casino legislation, a riverboat admissions tax is assessed at three dollars per person, of which 65 cents is utilized to supplement the horse racing industry in Indiana. As determined by the Indiana Horse Racing Commission, 20%, or 13 cents, of the 65 cent supplement goes directly to Breed Development Funds and does not directly impact the Partnership. The remaining balance of the supplement (52 cents) is distributed, 30%, or 19.5 cents to the

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Partnership, 40% or 26 cents, is restricted for use as additional racing purses and 10%, or 6.5 cents, is restricted for promotional expenses.

               House Bill 1135, which has already passed the Indiana House of Representatives, seeks to reduce the $.65 admission tax of which Hoosier Park receives $.25. Hoosier Park's share of the tax would be reduced to $.10 from $.25 per admission. Such a reduction in revenue would significantly impact funding for capital improvements and operating expenditures and cause the Company to reevaluate its investment in Indiana's pari-mutuel industry. The Company is prohibited from selling its interest in Hoosier Park, L.P., prior to 1998 without the consent of Conseco.

Following is a summary of Revenues:

                                                NET REVENUE SUMMARY
                          Year Ended    % To       Year Ended    % To     1996 VS. 1995
                         December 31,   Total     December 31,  Total      $         %
                           1996        Revenue        1995     Revenue   Change    Change
                         ------------  -------    ------------ -------   ------    ------
Pari-Mutuel Revenue
  On-track                 19,240,040     18%       21,438,916     23%  (2,198,876)  (10)%
  Intertrack-Host           6,875,000      6%        6,451,715      7%     423,285      7%
  Simulcast Receiving      37,806,475     35%       29,527,957     32%   8,278,518     28%
  Interstate-Host          11,794,254     11%        8,283,602      9%   3,510,652     42%
                          -----------    ----     ------------  ------ -----------   -----
                          $75,715,769     70%      $65,702,190     71% $10,013,579     15%

Admission, Seat and
  Parking Revenue          12,905,298     12%       12,883,829     14%      21,469       -

License, Rights, Broadcast
  & Sponsorship Fees        5,921,797      6%        5,642,092      6%     279,705      5%

Concession Commission       2,559,734      2%        2,610,658      3%     (50,924)   (2)%

Program Revenue             3,128,491      3%        2,931,315      3%     197,176      7%

Riverboat Admissions
  Revenue                   4,809,483      4%                -       -   4,809,483    100%

Derby Expansion Area        1,128,270      1%          987,440      1%     140,830     14%

Other                       1,689,976      2%        1,676,692      2%      13,284      1%
                         -------------   ----      -----------    ---- -----------    ----
                         $107,858,818    100%      $92,434,216    100% $15,424,602     17%
                         ============    ====      ===========    ==== ===========    ====

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

               Operating expenses increased $13.0 million during the twelve month period. Gross profit remained relatively flat, decreasing from 20.2% to 19.5% through December 31, 1996. Changes in specific expense categories follow.

               Purse expense increased $6.8 million in 1996 when compared to 1995. In Kentucky and Indiana, purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Simulcast Receiving in Indiana produced a $2.0 million increase in purse expense as a result of the increased number receiving locations in operation. Both Kentucky and Indiana handle increases in Simulcast Host led to a combined $2.0 million increase in purse expense. Riverboat Admissions Revenues in Indiana designated to purses contributed $2.5 million to the increase.

               Wages and Contract Labor decreased from 22% of total operating expenses in 1995 to 20% in 1996 despite increases of $1.3 million primarily due to staff expansion in Kentucky and meet related payroll increases. Churchill Downs conducted four extra racing days in 1996 and the Churchill Downs Sports Spectrum was open on Kentucky Derby weekend, which in the past had been closed on both days.

               The increase of approximately $800,000 in Advertising, Marketing and Publicity is due largely to the marketing of the satellite wagering facilities in Indiana. Approximately $150,000 was spent in each of the Ft. Wayne and Anderson, Indiana areas as part of an intensive marketing campaign in Indiana. In Kentucky, new marketing programs such as Twin Spires Club and Winners Circle Sponsorship, along with expenses incurred in conjunction with ESPN's Derby Week coverage, caused increases during the twelve month period.

               Totalisator and Simulcast Host Fee expenses increased approximately $410,000 and $1.7 million respectively. Totalisator expenses are based on total wagers taken at the facilities while Simulcast Host Fees are paid to the track whose live races are being simulcast at the facilities. As total wagers increase, these expenses, along with purses, increase accordingly.

               Program expenses increased approximately $430,000 in 1996. This is attributed to higher paper costs in Kentucky, the addition of the third Indiana satellite wagering facility.

               Increases in  Depreciation  and  Amortization  are related to the
Thoroughbred improvements at Hoosier Park and depreciation on the Ft. Wayne property for a full year. Insurance, Taxes and License Fees decreased approximately $300,000 as a new property insurance carrier was selected and general liability rates declined.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               Facility rent increased approximately $840,000 due to lease expense on the Indianapolis, Indiana off-track wagering facility operating for a full year in 1996.

               Other Expense decreased slightly in 1996. Manure Removal is the largest component of this category with expenses of approximately $620,000. Expenses related to the Kentucky Off-Track Betting facilities were approximately $580,000.

               Following is a summary of Operating Expenses:


                                            OPERATING EXPENSE SUMMARY
                                  Year Ended    % To     Year Ended     % To        1996 VS. 1995
                                 December 31,   Total    December 31,   Total       $          %
                                     1996      Expense       1995      Expense     Change    Change
                                 ------------  -------   ------------  -------     ------    ------
Purses
  On-track                        $10,524,969      12%    $11,570,597     16%  $(1,045,628)    (9)%
  Intertrack-Host                   3,191,279       4%      2,882,097      4%      309,182      11%
  Simulcast-Receiving              11,925,265      14%      8,992,067     12%    2,933,198      33%
  Interstate-Host                   6,280,418       7%      4,206,721      6%    2,073,697     49 %
  Riverboat                         2,517,212       3%              -       -    2,517,212     100%
                                 ------------     ----    -----------    ----   ----------     ----
                                  $34,439,143      40%    $27,651,482     38%   $6,787,661      25%

Wages and Contract Labor           17,161,141      20%     15,897,434     22%    1,263,707       8%

Advertising, Marketing & Publicity 3,969,087        5%      3,166,951      4%      802,136      25%

Racing Relations  & Services       1,803,256        2%      1,623,518      2%      179,738      11%

Totalisator Expense                1,506,146        2%      1,092,718      1%      413,428      38%

Simulcast Host Fee                 7,286,133        8%      5,561,467      7%    1,724,666      31%

Audio, Video and Signal
  Distribution Expense             1,725,585        2%      1,505,310      2%      220,275      15%

Program Expense                    2,463,441        3%      2,035,447      3%      427,994      21%

Depreciation & Amortization        4,814,113        5%      4,427,492      6%      386,621       9%

Insurance, Taxes & License Fees    2,620,902        3%      2,918,327      4%     (297,425)   (10)%

Maintenance                        1,875,191        2%      1,882,997      3%       (7,806)       -

Utilities                          2,840,312        3%      2,511,310      3%      329,002      13%

Derby Expansion Area                 436,323        1%        404,478      1%       31,845       8%

Facility Rent                        842,930        1%              -       -      842,930     100%

Other                              3,011,515        3%      3,089,551      4%      (78,036)    (3)%
                                 -----------      ----    -----------    ----  -----------     ----
                                 $86,795,218      100%    $73,768,482    100%  $13,026,736      18%
                                 ===========      ====    ===========    ====  ===========     ====

                                       23

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, General and Administrative Expenses totaled $8.7 million in 1996 which represents an increase of $388,000, or 4.6%, over 1995. Higher equipment lease expenses and development costs related to legislative initiatives were partially offset by reduced spending on other development projects.

OTHER INCOME AND EXPENSE

               Interest expense was reduced approximately $235,000 as positive cash flow from operations has allowed the Company to pay down its line of credit. Interest income increased $160,000 in 1996 as additional cash was available for short-term investing.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO 1994

REVENUES

               Pari-mutuel revenue during the twelve months ended December 31, 1995 increased $23,674,752. The Company's subsidiary Hoosier Park generated 74 percent, or $17,321,012, of the increase in pari-mutuel revenue which when combined with admissions, concessions, programs, and other revenue totaled
$18,783,355 in revenues. This revenue increase is due largely to the 821 operating days of whole card simulcasting offered beginning January 1, 1995 at Hoosier Park, January 25 in Merrillville, Indiana, April 26 in Ft. Wayne, Indiana and October 25 in Indianapolis, Indiana. Simulcasting has been well received in Indiana with an average daily handle of $112,966.

               The advent of whole card simulcasting helped increase simulcast receiving revenue by $2,881,470 in the Commonwealth of Kentucky, with Simulcast Host revenue increasing by $1,860,632 due largely to marketing of the Churchill Downs live racing product to a record number of interstate simulcast outlets. Whole card simulcasting was also largely responsible for the increase in program revenue due to two or more programs and racing forms being sold per day. License and rights revenues were up 12% or $610,000 primarily due to increased race sponsorships and souvenir licensing at Churchill Downs. Revenues from the Derby Expansion Area, referred to as Marquee Village, were up 19% largely due to the addition of a covered seating area near the racetrack's first turn. The backside of the Churchill Downs racetrack facility was closed during the first quarter of 1994 for maintenance and repair for the first time in several years which reduced other revenue. Other revenue was higher in 1994 primarily due to hosting the Breeders' Cup Day Event.

Following is a summary of Revenues:

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                           NET REVENUE SUMMARY
                              Year Ended      % To     Year Ended      % To         1995 VS. 1994
                              December 31,    Total    December 31,    Total        $           %
                                 1995        Revenue       1994       Revenue     Change     Change
                              ------------   -------   ------------   -------     ------     ------
Pari-Mutuel Revenue
 On-track                       21,438,916       23%    $21,200,811       32%  $   238,105       1%
  Intertrack-Host                6,451,715        7%      5,449,807        8%    1,001,908      18%
  Simulcast Receiving           29,527,957       32%      8,953,850       13%   20,574,107     230%
  Interstate-Host                8,283,602        9%      6,422,970       10%    1,860,632      29%
                               -----------       ---    -----------       ---  -----------     ----
                               $65,702,190       71%    $42,027,438       63%  $23,674,752      56%

Admission & Seat Revenue        12,243,245       13%     11,889,845       18%      353,400       3%

License, Rights, Broadcast
 & Sponsorship Fees              5,642,092        6%      5,032,565        8%      609,527      12%

Concession Commission            2,610,658        3%      2,172,914        3%      437,744      20%

Program Revenue                  2,931,315        3%      1,755,546        3%    1,175,769      67%

Derby Expansion Area               987,440        1%        832,050        1%      155,390      19%

Other                            2,317,276        3%      2,709,102        4%    ( 391,826)   (14)%
                               -----------      ----    -----------      ----  -----------    -----
                               $92,434,216      100%    $66,419,460      100%  $26,014,756      39%
                               ===========      ====    ===========      ====  ===========    =====

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

               Depreciation and amortization increases are attributed to the addition of the Indiana facilities of which 77%, or $921,909 of the total expense is related to Hoosier Park. Indiana operations contributed 84%, or $782,200 to the total increase in utilities and 55%, or $537,225 to insurance, taxes and license fees.

Following is a summary of Operating Expenses:

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                       OPERATING EXPENSE SUMMARY
                             Year Ended      % To     Year Ended      % To        1995 VS. 1994
                            December 31,     Total    December 31,    Total       $          %
                                1995        Expense       1994       Expense     Change     Change
                            ------------    -------   ------------   -------     ------     ------
Purses
  On-track                    11,570,597        16%    $11,138,607      22%       $431,990      4%
  Intertrack-Host              2,882,097         4%      2,430,083       5%        452,014     19%
  Simulcast-Receiving          8,992,067        12%      3,914,124       8%      5,077,943    130%
  Interstate-Host              4,206,721         6%      2,939,360       6%      1,267,361     43%
                             -----------        ---    -----------      ---     ----------    ----
                             $27,651,482        38%     20,422,174      41%     $7,229,308     35%

Wages and Contract Labor      15,897,434        22%     10,777,468      22%      5,119,966     48%

Advertising, Marketing &
  Publicity                    3,166,951         4%      2,114,020       4%      1,052,931     50%

Racing Relations  & Services   1,623,518         2%      1,325,424       3%        298,094     22%

Totalisator Expense            1,092,718         1%        577,101       1%        515,617     89%

Simulcast Host Fee             5,561,467         7%        509,811       1%      5,051,656    991%

Audio/Video Expense            1,505,310         2%      1,261,894       3%        243,416     19%

Program Expense                2,035,447         3%        998,074       2%      1,037,373    104%

Depreciation &
  Amortization                 4,427,492         6%      3,230,432       7%      1,197,060     37%

Insurance, Taxes &
  License Fees                 2,918,327         4%      1,947,686       4%        970,641     50%

Maintenance                    1,882,997         3%      1,645,094       3%        237,903     14%

Utilities                      2,511,310         3%      1,580,273       3%        931,037     59%

Derby Expansion Area             404,478         1%        313,920       1%         90,558     29%

Other                          3,089,551         4%      2,633,727       5%        455,824     17%
                             -----------       ----    -----------     ----    -----------    ----
                             $73,768,482       100%    $49,337,098     100%    $24,431,384     50%
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

OTHER INCOME AND EXPENSE

               Interest expense increased by $397,245 largely due to the borrowings necessary to fund the construction of three satellite wagering facilities and Thoroughbred improvements in Indiana. Interest income was lower due to less cash available for short-term investment.

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1996 TO DECEMBER 31, 1995

               The cash balances at December 31, 1996 were $2.4 million higher than December 31, 1995 due primarily to declining cash requirements from the Company's Indiana operations. In 1995 the Company opened satellite wagering facilities and made improvements for the inaugural Indiana Thoroughbred horse meet in Indiana.

               Accounts receivable at December 31, 1996 were $3.1 million higher than December 31, 1995 due primarily to the Indiana Riverboat Admission tax which had not been received as of December 31, 1996.
The first riverboat opened in December 1995.

               Plant & equipment increased by $2.5 million as a result of routine capital spending throughout the Company, offset by $4.0 million of depreciation expense.

               Accounts payable and accrued expenses have increased by $3.5 million mostly due to increases in purses payable related to the increase in simulcast revenue.

               Income taxes payable increased $1.5 million at December 31, 1996 relate to the estimated expense due for the twelve month period, less any estimated tax payments. The increase in earnings has resulted in a corresponding increase in income taxes payable.

               Notes payable were $3.4 million lower at December 31, 1996 as positive cash flow has allowed the Company to eliminate its outstanding bank debt.

               Dividends payable increased by $500,000 due to the special dividend declaration in 1996.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

               On May 7, 1996 the Company purchased 58,650 shares of common stock at a total cost of $2,346,001. On August 2, 1996 the Company issued 3,909 shares of it common stock to employees under its Stock Purchase Plan for total proceeds of $112,970. Additionally, on September 27, 1996 the Company purchased 75,600 shares of common stock at a total cost of $2,608,192. These purchases had a positive effect on earnings per share, adding $.03 to earnings per share for the year ended December 31, 1996.

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

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

        Working capital as of December 31, 1996, 1995 and 1994 follows:

                                       1996             1995            1994
                                  ------------     ------------    -------------

Deficiency in working             $(10,742,606)    $(10,433,929)   $(10,131,254)
  capital
Working Capital ratio                 .57 to 1         .45 to 1        .35 to 1

               The working capital deficiency results from the nature and seasonality of the Company's business. Cash flows from operations were $15,079,531, $16,540,123 and $11,399,973 for the years ended December 31, 1996,
1995 and 1994, respectively. Management believes cash flows from operations during 1997 and funds available under the Company's unsecured line of credit will be sufficient to fund dividend payments and additions and improvements to the plant and equipment.

               During 1994 cash flow from operations funded $850,000 of the Anderson Park, Inc. stock purchase in January 1994. Similarly, cash flow from operations and, as necessary, funds available under the unsecured line of credit were used to fund up to $14 million for construction of the Hoosier Park racing facility in Anderson, Indiana. In 1995, Churchill Downs also funded an additional $6.5 million to construct three satellite wagering facilities in Indiana and improvements which allowed for Thoroughbred racing at Hoosier Park.

               The Company has a $20,000,000 unsecured line-of-credit all of which is available at December 31, 1996 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

               In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This Statement requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements in accordance with a fair value based method of accounting. The footnotes to the financial statements contain the required disclosures.

               In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its financial statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Churchill Downs Incorporated

We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and subsidiaries as of December 31, 1996, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows, and the consolidated financial statement schedule, for each of the three years then ended as listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Churchill Downs Incorporated and subsidiaries as of December 31, 1996, 1995 and 1994 and the results of their operations and cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein for the years ended December 31, 1996, 1995 and 1994.



/S/COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.

Louisville, Kentucky
March 7, 1997


                                        CHURCHILL DOWNS INCORPORATED
                                        CONSOLIDATED BALANCE SHEETS

                                                         December 31,       December 31,       December 31,
   ASSETS                                                   1996               1995               1994
                                                        ------------       ------------       ------------
Current assets:
  Cash and cash equivalents                               $8,209,414        $ 5,856,188        $ 2,521,033
  Accounts receivable                                      5,218,236          2,098,901          2,277,218
  Other current assets                                       679,221            549,820            741,560
                                                         -----------        -----------       ------------
    Total current assets                                  14,106,871          8,504,909          5,539,811

  Other assets                                             3,739,906          4,632,044          5,058,524
  Plant and equipment                                    100,025,412         97,451,463         89,537,701
  Less accumulated depreciation                          (37,143,223)       (33,101,934)       (29,960,196)
                                                         -----------        -----------        -----------
                                                          62,882,189         64,349,529         59,577,505
                                                         -----------        -----------        -----------
                                                         $80,728,966        $77,486,482        $70,175,840
                                                         ===========        ===========        ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $7,575,573         $6,517,508         $4,567,292
  Accrued expenses                                         5,802,330          3,310,882          2,347,668
  Dividends payable                                        2,375,271          1,892,302          1,891,759
  Income taxes payable                                     2,510,508          1,049,508                 -
  Deferred revenue                                         6,511,902          6,098,541          6,142,111
  Long-term debt, current portion                             73,893             70,097            722,235
                                                         -----------        -----------        -----------
    Total current liabilities                             24,849,477         18,938,838         15,671,065

Long-term debt, due after one year                         2,925,298          6,351,079          7,961,079

Outstanding mutuel tickets (payable
  after one year)                                          2,031,500          2,256,696          1,523,600
Deferred compensation                                        825,211            871,212            690,178
Deferred income taxes                                      2,316,600          2,415,500          2,248,000
Minority interest in equity of consolidated subsidiary             -                  -             78,771
Stockholders' equity:
  Preferred stock, no par value; authorized,
    250,000 shares; issued, none
  Common stock, no par value; authorized,
    10,000,000 shares, issued 3,654,264 shares 1996,
    3,784,605 shares, 1995 and 3,783,318 shares, 1994      3,493,042          3,504,388          3,437,911
  Retained earnings                                       44,352,838         43,486,460         39,175,627
  Deferred compensation costs                                     --           (272,691)          (545,391)
  Note receivable for common stock                           (65,000)           (65,000)           (65,000)
                                                         -----------        -----------        -----------
                                                          47,780,880         46,653,157         42,003,147
                                                         -----------        -----------        -----------
                                                         $80,728,966        $77,486,482        $70,175,840
                                                         ===========        ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                    CHURCHILL DOWNS INCORPORATED
                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Year Ended        Year Ended        Year Ended
                                                    December 31,      December 31,     December 31,
                                                     1996                1995              1994
                                                   ------------      ------------      -----------
Net revenues                                       $107,858,818       $92,434,216       $66,419,460

Operating expenses:
  Purses                                             34,439,143        27,651,482        20,422,174
  Other direct expenses                              52,356,075        46,117,000        28,914,924
                                                   ------------      ------------       -----------
                                                     86,795,218        73,768,482        49,337,098
                                                   ------------      ------------       -----------

    Gross profit                                     21,063,600        18,665,734        17,082,362

Selling, general and administrative                   8,748,703         8,360,524         7,221,276
                                                   ------------      ------------       -----------

    Operating income                                 12,314,897        10,305,210         9,861,086
                                                   ------------      ------------       -----------

Other income (expense):
  Interest income                                       390,669           233,556           292,115
  Interest expense                                     (337,438)         (572,779)         (175,534)
  Miscellaneous income                                  673,398           288,148           174,386
                                                   ------------      ------------       -----------
                                                        726,629           (51,075)          290,967
                                                   ------------      ------------       -----------

Earnings before income taxes                         13,041,526        10,254,135        10,152,053

Provision for income taxes                            4,970,000         4,051,000         3,985,700
                                                   ------------      ------------       -----------

Net earnings                                       $  8,071,526      $  6,203,135       $ 6,166,353
                                                   ============      ============       ===========

Net earnings per share (based on weighted
  average shares outstanding of 3,724,557,
   3,784,140 and 3,778,350,  respectively)                $2.17             $1.64             $1.63
                                                   ============      ============       ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                                      CHURCHILL DOWNS INCORPORATED
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          For the years ended December 31, 1996, 1995 and 1994

                                                                   Note          Deferred
                               Common     Stock     Retained   Receivable for  Compensation
                               Shares     Amount    Earnings    Common Stock       Costs       Total
                             ---------   --------- ----------- --------------  ----------- -----------
Balances December 31, 1993   3,773,930  $2,977,911 $34,901,033    $  (65,000) $  (818,091) $36,995,853

Net earnings                                         6,166,353                               6,166,353

Deferred compensation
  amortization                                                                    272,700      272,700

Cash dividends, $.50 per share                      (1,891,759)                             (1,891,759)

Issuance of common stock at
  $49.00 per share              9,388      460,000                                             460,000
                           ----------   ---------- -----------   -----------   ----------- -----------

Balances December 31, 1994  3,783,318    3,437,911  39,175,627       (65,000)    (545,391)  42,003,147

Net earnings                                         6,203,135                               6,203,135

Deferred Compensation
  amortization                                                                    272,700      272,700

Issuance of common stock at
  $51.65 per share               1,287      66,477                                              66,477

Cash dividends, $.50 per share                      (1,892,302)                             (1,892,302)
                              ---------------------------------- -----------   ----------- -----------

Balances December 31, 1995   3,784,605   3,504,388  43,486,460       (65,000)    (272,691)  46,653,157

Net earnings                                         8,071,526                               8,071,526

Deferred compensation
  amortization                                                                    272,691      272,691

Issuance of common stock
  at $28.90 per share           3,909      112,970                                             112,970

Repurchase of common stock   (134,250)    (124,316) (4,829,877)                             (4,954,193)

Cash dividends,
   $.65 per share                                   (2,375,271)                             (2,375,271)
                           ----------   ---------- -----------   -----------   ----------- -----------

Balances December 31, 1996  3,654,264   $3,493,042 $44,352,838   $   (65,000)           -  $47,780,880
                           ==========   ========== ===========   ===========   =========== ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended       Year Ended         Year Ended
                                                    December 31,      December 31,       December 31,
                                                       1996               1995               1994
                                                    ------------      ------------       ------------
Cash flows from operating activities:
  Net earnings                                      $8,071,526         $6,203,135        $6,166,353
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                   4,814,114          4,506,427         3,327,731
     Deferred income taxes                           ( 461,000)           167,500           129,000
     Deferred compensation                             226,690            142,534           640,712
  Increase (decrease) in cash resulting from
     changes in operating  assets and liabilities,
     net of effects from acquisitions:
     Accounts receivable                            (3,119,335)           178,317         1,438,984
     Other currents assets                             232,699            191,740           (44,526)
     Income taxes payable                            1,461,000          1,049,508        (1,492,740)
     Deferred revenue                                  413,361            (43,570)       (1,992,626)
     Accounts payable, accrued expenses and other    3,440,476          4,144,532         3,227,085
                                                     ---------         ----------       -----------
        Net cash provided by operating activities   15,079,531         16,540,123        11,399,973
                                                    ----------         ----------       -----------

Cash flows from investing activities:
  Additions to plant and equipment, net             (2,570,795)        (8,589,535)      (23,310,204)
  Acquisition of Anderson Park, Inc. net of
     note payable of $1,100,000                              -                  -          (850,000)
  Additions to intangible assets                             -           (461,536)       (1,248,905)
                                                   -----------         ----------       -----------
        Net cash used in investing activities       (2,570,795)        (9,051,071)      (25,409,109)
                                                   -----------         ----------       -----------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net        (3,421,985)        (2,262,138)        7,299,418
  Dividends paid                                    (1,892,302)        (1,891,759)       (1,886,965)
  Common stock issued                                  112,970                  -                 -
  Common stock repurchased                          (4,954,193)                 -                 -
                                                   -----------         ----------       -----------
        Net cash used in financing activities      (10,155,510)        (4,153,897)        5,412,453
                                                   -----------         ----------       -----------

Net increase (decrease) in cash and cash equivalents 2,353,226          3,335,155        (8,596,683)

Cash and cash equivalents, beginning of period       5,856,188          2,521,033        11,117,716
                                                   -----------         ----------       -----------
Cash and cash equivalents, end of period            $8,209,414         $5,856,188       $ 2,521,033
                                                   ===========         ==========       ===========

Supplemental  disclosures of cash flow
  information:  Cash paid during the period for:
     Interest                                         $277,149        $   485,908       $   102,626
     Income taxes                                   $3,970,000        $ 2,790,000       $ 5,393,000

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

        A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

        CASH  EQUIVALENTS:

        The Company considers investments with original maturities of three months or less to be cash equivalents. The Company has, from time to time, cash in the bank in excess of federally insured limits.

        PLANT AND EQUIPMENT:

        Plant and equipment are recorded at cost. Depreciation is provided by accelerated and straight-line methods over the estimated useful lives of the related assets.

        DEFERRED REVENUE:

        Deferred revenue includes advance sales of tickets.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (cont'd)

        OTHER ASSETS:

        Amortization on a racing license is provided over forty years using the straight-line method. Organizational costs and preopening costs are amortized over 24 months. Amortization expense was $775,979, $688,916 and $264,753 for the years ended December 31, 1996, 1995 and 1994.

        STOCK-BASED COMPENSATION:

        The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-based Compensation" proforma disclosure of net income and earnings per share are presented in Note 7 as if SFAS 123 had been applied.

        RECLASSIFICATION:

        Certain prior year accounts have been reclassified to conform to the current year presentation.

        EARNINGS PER SHARE:

        Earnings per share has been computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect on earnings. Such equivalents had no material effect on the computation for the periods ended December 31, 1996, 1995 and 1994.

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its financial statements.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      PLANT AND EQUIPMENT:

        Plant and equipment are summarized as follows:

                                       December 31,   December 31,  December 31,
                                           1996           1995          1994
                                       ------------   ------------  ------------
        Land                           $  5,879,994   $  5,930,242   $ 5,864,863
        Grandstands and buildings        56,154,054     55,946,326    48,749,083
        Equipment                         2,936,129      2,685,026     2,110,793
        Furniture and fixtures            3,603,276      3,435,761     3,586,659
        Tracks and other improvements    31,377,753     29,332,188    28,364,732
        Construction in process              74,206        121,920       861,571
                                       ------------   ------------   -----------
                                       $100,025,412    $97,451,463   $89,537,701
                                       ============   ============   ===========

        Depreciation expense was $4,038,135, $3,817,511 and $3,062,978 for the years ended December 31, 1996, 1995 and 1994.

3.      INCOME TAXES:

        Components of the provision for income taxes follow:

        Income taxes:
                                    1996              1995              1994
                                    ----              ----              ----
         Currently payable       $5,431,000       $3,883,500         $3,856,700
         Deferred income taxes     (461,000)         167,500            129,000
                                -----------       ----------         ----------
                                 $4,970,000       $4,051,000         $3,985,700
                                 ==========       ==========         ==========

         The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                             1996          1995          1994
                                             ----          ----          ----
        Federal statutory tax on
          Earnings before income tax     $4,464,000    $3,486,000     $3,452,000

        State income taxes, net of
          federal income tax benefit        537,000       552,400        533,700

        Other                               (31,000)      (12,600)            -
                                         ----------    ----------     ----------
                                         $4,970,000    $4,051,000     $3,985,700
                                         ==========    ==========     ==========

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.      INCOME TAXES: (cont'd)

        At December 31, 1996, the Company has operating loss carryforwards of approximately $5,200,000 for Indiana State income tax purposes expiring from 2009 through 2011. Based on the weight of evidence, both negative and positive, including the lack of historical earnings in the state of Indiana, the Company has provided a valuation allowance because it is unable to assert that it is more likely than not to realize some portion or all of the deferred tax asset attributable to the Indiana state income tax net operating loss carryforwards.

        Significant   components  of  the  Company's  deferred  tax  assets  and liabilities at December 31 follows:


                                                    1996               1995             1994
                                                 ----------        ----------        ----------
        Deferred tax liabilities:
         Excess of book over tax basis of
           property & equipment                  $2,284,000        $2,161,000        $2,037,000

         Book basis of racing license
           in excess of tax basis                   657,000           680,000           700,000
                                                 ----------        ----------        ----------
             Gross deferred tax liability         2,941,000         2,841,000         2,737,000
                                                 ----------        ----------        ----------

        Deferred tax assets:
         Accrual for supplemental  benefit plan    (273,000)         (252,900)         (230,000)

         Net operating loss carryforwards          (176,000)         (104,000)                -

         Allowance for uncollectible receivables    (66,000)          (54,000)          (86,000)

         Excess of book over tax basis of
           other assets                            (136,000)                -                 -

         Other accruals                            (511,500)         (118,600)         (173,000)
                                                 ----------        ----------        ----------
           Gross deferred tax assets             (1,162,500)         (529,500)         (489,000)

         Valuation allowance for deferred
           tax assets                               176,000           104,000                 -
                                                 ----------        ----------        ----------
             Net deferred tax liability          $1,954,500        $2,415,500        $2,248,000
                                                 ==========        ==========        ==========

        Income taxes are classified in the balance sheet as follows:

         Net non-current deferred tax liability  $2,316,600        $2,415,500        $2,248,000
         Net current deferred tax asset            (362,100)                -                 -
                                                 ----------        ----------        ----------
                                                 $1,954,500        $2,415,500        $2,248,000
                                                 ==========        ==========        ==========


                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.      EMPLOYEE BENEFIT PLANS:

        The Company has a profit-sharing plan which covers all full-time employees with one year or more of service. The Company will match contributions made by the employee up to 2% of the employee's annual compensation and contribute a discretionary amount determined annually by the Board of Directors. The cost of the plan for the years ended December 31, 1996, 1995 and 1994 was $402,000, $280,000 and $276,000,
        respectively.

        The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 1996, 1995 and 1994 was $51,000, $57,000 and $49,000, respectively.

        The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky. Contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the year ended December 31, 1996, 1995 and 1994 was $183,246, $193,774 and $190,626,
        respectively. The Company's policy is to fund this expense as accrued.

5.      LONG-TERM DEBT:

        The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The line of credit expires January 31, 1998. The prime rate as of December 31, 1996 was 8.25%. No borrowings were outstanding at December 31, 1996. There was $6.0 million outstanding at December 31, 1995 and $7.5 million outstanding at December 31, 1994.

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intertrack wagering license from the former owners of the Sports Spectrum property. Interest has been imputed at 8%. The balance of these notes net of unamortized discount was $350,000, $420,000 and $481,000 at December 31, 1996, 1995 and 1994, respectively. The notes require aggregate annual payments of $110,000. As described in the contingency footnote (Note 10) any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

        On May 31, 1996, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in Hoosier Park to Conseco. The transaction also included a loan by Conseco of approximately $2,600,000. The loan requires interest of prime plus 2% (10.25% at December 31, 1996) payable monthly with principal due November, 2004. The note is collateralized by 10% of the assets of Hoosier Park.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.      LONG-TERM DEBT: (cont'd)

        Maturities of all notes payable for the five years following December 31, 1996 follow:

                                          PRINCIPLE AMOUNT
                                       1997 -  $    74,000
                                       1998 -       80,000
                                       1999 -       86,000
                                       2000 -       93,000
                                       2001 -       17,000
                                   Thereafter -  2,649,000
6.      OPERATING LEASES:

        The Company contracts for totalisator equipment and service. A contract with a new vendor was entered into on November 1, 1993 and extends through October, 1998. The contract provides for rentals based on a percentage of pari-mutuel wagers registered by the totalisator equipment. Hoosier Park entered into a separate contract with the same vendor for totalisator equipment and service under an agreement which expires in 2001 and provides for variable rentals based on the level of activity. Rental expense for the years ended December 31 1996, 1995 and 1994 was $1,257,000, $1,093,000 and $577,000, respectively.

        Hoosier Park leases land in Anderson, Indiana under an operating lease agreement with the City of Anderson. Under the agreement, Hoosier Park pays an annual rent of $128,520 or one-half of one percent of the total annual handle wagered at the racetrack facility and at the three Indiana simulcast facilities on live races at the track, whichever is greater. The original term of the lease expires April 22, 2003. Hoosier Park has options to renew the lease for three additional ten-year periods subject to the same terms and conditions. Rent expense during 1996, 1995 and 1994 was $218,821, $308,037 and $100,882, respectively, which included $90,301 and $179,517 of contingent rentals in 1996 and 1995, respectively.

        In November 1995, Hoosier Park entered into an operating lease agreement which expires November 25, 2005 to lease property for the Indianapolis off-track betting facility. Under this agreement, Hoosier Park pays an annual minimum rent of $200,000, plus additional rent contingent upon annual gross revenues. Hoosier Park has an option to renew the lease for an additional five-year period. Under the terms of the renewal lease, Hoosier Park pays an annual minimum rent of $300,000, plus additional rent contingent upon annual gross revenues. Rent expense under this agreement during 1996 and 1995 was $619,646 and $113,568, respectively.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.      OPERATING LEASES: (cont'd)

        Hoosier Park contracts for audio/video equipment and service under an agreement which expires on the last day of racing in the year 2001. The agreement provides for daily fees, which vary based on the level of programming provided. Expense under this agreement during 1996, 1995 and 1994 was $800,841, $794,351 and $99,363, respectively.

        A summary of future minimum operating lease payments follows:

                             Year Ending        Minimum Lease
                             December 31         Payment ($)
                                1997            $  328,520
                                1998               328,520
                                1999               328,520
                                2000               328,520
                                2001               328,520
                         Later Years               954,693
             Total minimum lease payments       $2,597,293

7.      STOCK-BASED COMPENSATION PLANS:

        The Company sponsors the "Churchill Downs Incorporated 1993 Stock Option Plan" (the "Plan"), a stock-based incentive compensation plan which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

        Under the Plan, the Company is authorized to issue up to 200,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees and directors of the Company or any subsidiary.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        Employee Stock Options:

        The Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the Plan. The Company granted stock options in 1996, 1995 and 1994. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

        A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and the changes during the year ended on those dates is presented below:

                                       1996                        1995                     1994
                            --------------------------- ------------------------- ---------------------------
                            # of Shares    Weighted     # of Shares    Weighted     # of Shares    Weighted
                             Underlying     Average     Underlying      Average     Underlying      Average
                              Options   Exercise Prices   Options   Exercise Prices  Options    Exercise Prices
                            ----------  --------------- ----------- --------------- ----------- --------------
        Outstanding at beginning
          of the year          124,000     $44.68        113,250        $45.93         92,700     $46.53
        Granted                137,200     $37.93         10,750        $31.50         20,550     $43.22
        Exercised                    -          -              -             -              -          -
        Canceled                92,700     $46.53              -             -              -          -
        Forfeited                    -          -              -             -              -          -
        Expired                      -          -              -             -              -          -
        Outstanding at end
          of year              168,500     $38.16        124,000        $44.68        113,250     $45.93
        Exercisable at end           -          -         61,800        $46.53         30,900     $46.53
          of year
        Weighted-average fair
          value per share of
          options granted
          during the year       $11.09                    $ 8.40

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend yield of 2.1% in 1995 and ranging from 1.3% to 1.6% in 1996; risk-free interest rates are different for each grant and range from 5.39% to 6.74%; and the expected lives of options are different for each grant and range from approximately 5.5 to 6.5 years, and a volatility of 18.75% for all grants.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        The  following  table   summarizes   information   about  stock  options
        outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                              Number   Weighted Average   Weighted          Number       Weighted
        Range of           Outstanding   Remaining         Average       Exercisable      Average
        Exercise Prices    At 12/31/96 Contributing Life Exercise Price   At 12/31/96  Exercise Price
        ----------------   ----------- ----------------- --------------  ------------  --------------
        $31.50 to $38.50       147,950     9.48             $37.46                -             -
        $42.50 to $44.00        20,550     7.6              $43.22                -             -
        TOTAL                  168,500     9.25             $38.16                -             -

        Employee Stock Purchase Plan:

        Under the Company's Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time (or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock's fair market value through payroll deductions. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the next following July 31.

        On the first day of each 12 month period, July 1, the Company will offer to each eligible employee the opportunity to purchase common stock. Employees may elect to participate for a period by electing to have a designated percentage of their compensation withheld (after-tax) and applied to purchase shares of common stock on the last day of the period, July 31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock will be 85% of the lesser of the fair market value of the common stock on (I) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25,000 for each calendar year.

        Under the Employee Stock Purchase Plan, the Company sold 3,909 shares of common stock to 109 employees pursuant to options granted on August 1, 1995 and exercised on July 31, 1996. Because the plan year overlaps the company's fiscal year, the number of shares sold pursuant to options granted on July 1, 1996 can only be estimated because the 1996 plan year is not yet complete. The Company's estimate of options granted in 1996 under the Plan is based on the number of shares sold to employees under the Plan for the 1995 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 1996.

        In  accordance   with  APB  25,  the  Company  has  not  recognized  any
        compensation cost for the Employee Stock Purchase Plan for 1996 or 1995 (or any other prior year).

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1996 and 1995 and the changes during the year ended on those dates is presented below:

                                                 1996                          1995
                                      ----------------------------  ---------------------------
                                      # of Shares    Weighted       # of Shares    Weighted
                                       Underlying    Average         Underlying    Average
                                        Options    Exercise Prices   Options    Exercise Prices
                                      -----------  ---------------  ----------- ---------------
        Outstanding at beginning
         of the year                        3,909         $28.90             -              -
        Granted                             4,000         $34.43         3,909         $28.90
        Exercised                           3,909         $28.90             -              -
        Forfeited                               -              -             -              -
        Expired                                 -              -             -              -
        Outstanding at end of the year      4,000              -         3,909              -
        Exercisable at end of year              -              -             -              -

        Weighted-average fair value per
         share of options granted
         during the year                   $12.78                       $10.71

        Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                                         1996          1995
                                                      ----------    ----------
        Net income:
         As reported                                  $8,071,526    $6,203,135
         Pro-forma                                     7,530,000     6,153,000

        Net income per common share:
         As reported                                       $2.17         $1.64
         Pro-forma                                          2.02          1.63

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

        Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement:

        Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        Long-Term Debt - The carrying amounts of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

9.      ACQUISITION:

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

10.     CONTINGENCIES:

        On January 22, 1992, the company acquired certain assets of Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site.
        Substantially all of the $1,000,000 hold back had been utilized as of December 31, 1995. In addition, the Company may offset any additional costs against additional amounts payable to the sellers for the acquisition of the property.

        It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to the property. Compliance with environmental laws has not otherwise affected development and operation the property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

                          CHURCHILL DOWNS INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.     SALE OF 10% OF HOOSIER PARK:

        On December 20, 1995, the Company entered into a Partnership Interest Purchase Agreement with Conseco HPLP, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in HPLP to Conseco. This sale was closed on May 31, 1996. The purchase price for the 10% partnership interest was $218,390 and the transaction also included a payment of $2,603,514 for a 10% interest in the debt owed by HPLP to a subsidiary of the Company. Conseco and Pegasus Group, Inc. ("Pegasus") are limited partners of HPLP and Anderson Park, Inc. ("API"), a subsidiary of the Company, continues to be the sole general partner of HPLP.

        Through December 31, 1998, Conseco has an option to purchase from API an additional 47% partnership interest in HPLP including payment for 47% interest in the debt owed by HPLP to a subsidiary of the Company. The purchase price of the additional partnership interest will be approximately $6,222,000 and the payment for the debt will be approximately $15,934,000. This purchase is subject to the approval of the Indiana Horse Racing Commission. Upon exercise of the option, Conseco would be the sole general partner of HPLP, and API and Pegasus will be limited partners of HPLP with partnership interests of 30% and 13%, respectively. The Company will continue to have a long-term management agreement with HPLP pursuant to which the Company has operational control of the day-to-day affairs of HPLP and its related simulcast facilities.

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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)(1)   Consolidated Financial Statements
                                                                                       PAGES
               The   following   financial   statements   of   Churchill   Downs
               Incorporated for the year ended December 31, 1996, the year ended
               December  31,  1995  and the year  ended  December  31,  1994 are included in Part II, Item 8:
               Reports of Independent Accountants                                        32
               Consolidated Balance Sheets                                               33
               Consolidated Statements of Earnings                                       34
               Consolidated Statements of Stockholders' Equity                           35
               Consolidated Statements of Cash Flows                                     36
               Notes to Consolidated Financial Statements                               37-48
               Schedule VIII - Valuation and Qualifying Accounts                         52

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


                          CHURCHILL DOWNS INCORPORATED



/S/ THOMAS H. MEEKER                /S/ ROBERT L. DECKER               /S/ VICKI L. BAUMGARDNER
Thomas H. Meeker                    Robert L. Decker                   Vicki L. Baumgardner
President                           Sr. Vice President, Finance        Vice President, Finance/Treasurer
March 20, 1997                      March 20, 1997                     March 20, 1997
(Principal Executive Officer)       (Chief Financial Officer)          (Principal Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ CHARLES W. BIDWILL, JR.         /S/ CATESBY W. CLAY
Charles W. Bidwill, Jr.             Catesby W. Clay                    William S. Farish
March 20, 1997                      March 20, 1997                     March 20, 1997
(Director)                          (Director)                         (Director)


                                                                       /S/ FRANK B. HOWER, JR.
J. David Grissom                    Seth W. Hancock                    Frank B. Hower, Jr.
March 20, 1997                      March 20, 1997                     March 20, 1997
(Director)                          (Director)                         (Director)


                                    /S/ W. BRUCE LUNSFORD
G. Watts Humphrey, Jr.              W. Bruce Lunsford                  Arthur B. Modell
March 20, 1997                      March 20, 1997                     March 20, 1997
(Director)                          (Director)                         (Director)


/S/ CARL F. POLLARD                 /S/ DARRELL R. WELLS               /S/ DENNIS D. SWANSON
Carl F. Pollard                     Darrell R. Wells                   Dennis D. Swanson
March 20, 1997                      March 20, 1997                     March 29, 1997
(Director)                          (Director)                         (Director)


/S/ THOMAS H. MEEKER
Thomas H. Meeker
March 20, 1997
(Director)



                                    CHURCHILL DOWNS INCORPORATED

                         SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance,
                                         Beginning      Charged to                       Balance,
       Description                       Of Period      Expenses        Deductions    End Of Period
       -----------                       ---------      ----------      ----------    -------------
Year ended December 31, 1996:
Allowance for doubtful
   accounts and notes receivable         $135,000        $ 30,000              -        $165,000
Valuation allowance for
   deferred tax asset                     104,000          72,000              -         176,000
                                         --------        --------       --------        --------
                                         $239,000        $102,000              -        $341,000
                                         ========        ========       ========        ========

Year ended December 31, 1995:
Allowance for doubtful
   accounts and notes receivable         $215,000               -       $ 80,000        $135,000
Valuation allowance for
   deferred tax asset                           -        $104,000              -         104,000
                                         --------        --------       --------        --------
                                         $215,000        $104,000       $ 80,000        $239,000
                                         ========        ========       ========        ========

Year ended December 31, 1994:
Allowance for doubtful
   accounts and  notes receivable        $215,000        $      -       $      -         $215,000
                                         --------        --------       --------         --------




                                  EXHIBIT INDEX

NUMBERS     DESCRIPTION                              BY REFERENCE TO

  (3)(a)    Restated Articles of Incorporation       Exhibit A to report on Form 8-K
                                                     filed with the Securities and Exchange
                                                     Commission on July 11, 1991

      (b)   Restated Bylaws as amended               Exhibit 3(b) to report on Form 10-K for
            year ended December 31, 1994

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

      (c)   Churchill Downs Incorporated             Exhibit 10 (C) to report on Form 10-K for
            Amended Incentive Compensation           the year ended December 31, 1994
            Plan (1997)

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

      (i)   Amended and Restated Lease               Exhibit 10 (I) to report on Form 10-K
            Agreement dated January 31, 1996         for the year ended December 31, 1995

      (j)   Amendment No. 1 to Promissory            Report on Form 10-K for the year
            Note dated May 31, 1994                  ended December 31, 1994

      (k)   Partnership  Interest Purchase           Exhibit 10(k) to report on Form 10-K
            for Agreement  dated  December 20,       for the year ended December 31, 1995
            1995 among  Anderson  Park,  Inc.,
            Conseco HPLP,  L.L.C.,  Pegasus
            Group, Inc. and Hoosier Park, L.P.

  (21)      Subsidiaries of the registrant           Report on Form 10-K for the year ended
                                                     December 31, 1994


  (23)      Consent of Coopers & Lybrand, LLP        Report on Form 10-K for the year ended
            Independent Accountants                  December 31, 1996

  (27)      Financial Data Schedule                  Report on Form 10-K for the year ended
                                                     December 31, 1996

  (99)      Names and addresses of certain           Schedule 13D filed with the Commission
            shareholders of the Company who          on April 25, 1995, as amended on May 31,
            are parties to the Third                 1995
            Supplemental Stockholder Agreement
