Form 10-K/A
period 1996-12-31
CHURCHILL DOWNS INC
filed 1997-04-29
CIK 20212

FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 28, 1997, the estimated  aggregate market value of the shares of the
Registrant's   Common  Stock  held  by  non-affiliates  of  the  Registrant  was approximately $90,000,000.

As of March 28, 1997, 3,654,264 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 1997 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K.

            This Report consists of twenty-three (23) consecutively numbered pages.

            The date of this Report is April 29, 1997.

                                   CONTENTS


                                                                          PAGE

                                    PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA. . . . . . . . . . . .3

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .  . .21

EXHIBIT 23  CONSENT OF COOPERS & LYBRAND L.L.P. . . . . . . . . . . . . . . 23

                                    PART II

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



/S/ COOPERS & LYBRAND L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Louisville, Kentucky
March 7, 1997




                               CHURCHILL DOWNS INCORPORATED
                               CONSOLIDATED BALANCE SHEETS
                                          December 31,      December 31,     December 31,
   ASSETS                                       1996           1995               1994
                                          --------------   --------------    ------------
Current assets:
  Cash and cash equivalents                $   8,209,414    $   5,856,188    $   2,521,033
  Accounts receivable                          5,218,236        2,098,901        2,277,218
  Other current assets                           679,221          549,820          741,560
                                           -------------    -------------    -------------
   Total current assets                       14,106,871        8,504,909        5,539,811

  Other assets                                 3,739,906        4,632,044        5,058,524
  Plant and equipment                        100,025,412       97,451,463       89,537,701
  Less accumulated depreciation              (37,143,223)     (33,101,934)     (29,960,196)
                                           -------------    -------------    -------------
                                              62,882,189       64,349,529       59,577,505
                                           -------------    -------------    -------------
                                           $  80,728,966    $  77,486,482    $  70,175,840
                                           =============    =============    =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $7,575,573       $6,517,508       $4,567,292
  Accrued expenses                             5,802,330        3,310,882        2,347,668
  Dividends payable                            2,375,271        1,892,302        1,891,759
  Income taxes payable                         2,510,508        1,049,508               -
  Deferred revenue                             6,511,902        6,098,541        6,142,111
  Long-term debt, current portion                 73,893           70,097          722,235
                                            ------------      -----------      -----------
   Total current liabilities                  24,849,477       18,938,838       15,671,065

Long-term debt, due after one year             2,925,298        6,351,079        7,961,079

Outstanding mutuel tickets (payable
  after one year)                              2,031,500        2,256,696        1,523,600
Deferred compensation                            825,211          871,212          690,178
Deferred income taxes                          2,316,600        2,415,500        2,248,000
Minority interest in equity of
  consolidated subsidiary                              -                -           78,771
Stockholders' equity:
  Preferred stock, no par value; authorized,
   250,000 shares; issued, none
  Common stock, no par value; authorized,
   10,000,000 shares, issued 3,654,264
   shares 1996, 3,784,605 shares, 1995
   and 3,783,318 shares, 1994                  3,493,042        3,504,388        3,437,911
  Retained earnings                           44,352,838       43,486,460       39,175,627
  Deferred compensation costs                         --         (272,691)        (545,391)
  Note receivable for common stock               (65,000)         (65,000)         (65,000)
                                             -----------      -----------      -----------
                                              47,780,880       46,653,157       42,003,147
                                             -----------      -----------      -----------
                                             $80,728,966      $77,486,482      $70,175,840
                                             ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.


                            CHURCHILL DOWNS INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS

                                         Year Ended     Year Ended      Year Ended
                                         December 31,   December 31,    December 31,
                                            1996            1995            1994
                                        -------------   ------------    ------------
Net revenues                            $107,858,818    $ 92,434,216    $ 66,419,460

Operating expenses:
  Purses                                  34,439,143      27,651,482      20,422,174
  Other direct expenses                   52,356,075      46,117,000      28,914,924
                                        ------------    ------------    ------------
                                          86,795,218      73,768,482      49,337,098
                                        ------------    ------------    ------------

   Gross profit                           21,063,600      18,665,734      17,082,362

Selling, general and administrative        8,748,703       8,360,524       7,221,276
                                        ------------    ------------    ------------

   Operating income                       12,314,897      10,305,210       9,861,086
                                        ------------    ------------    ------------

Other income (expense):
  Interest income                            390,669         233,556         292,115
  Interest expense                          (337,438)       (572,779)       (175,534)
  Miscellaneous income                       673,398         288,148         174,386
                                        ------------    ------------    ------------
                                             726,629         (51,075)        290,967
                                        ------------    ------------    ------------

Earnings before income taxes              13,041,526      10,254,135      10,152,053

Provision for income taxes                 4,970,000       4,051,000       3,985,700
                                        ------------    ------------    ------------

Net earnings                            $  8,071,526    $  6,203,135    $  6,166,353
                                        ============   =============    ============

Net earnings per share (based on
  weighted average shares outstanding
  of 3,724,557, 3,784,140 and
  3,778,350,  respectively)                    $2.17           $1.64           $1.63
                                        ============   =============    ============

  The accompanying notes are an integral part of the consolidated financial statements.




                             CHURCHILL DOWNS INCORPORATED
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 1996, 1995 and 1994
                                                                   Note         Deferred
                             Common    Stock       Retained    Receivable for Compensation
                             Shares    Amount      Earnings     Common Stock     Costs         Total
                           --------- ----------   -----------  --------------- ------------    -----
Balances December 31, 1993 3,773,930 $2,977,911   $34,901,033     $  (65,000)   $(818,091)  $36,995,853

Net earnings                                        6,166,353                                 6,166,353

Deferred compensation
  amortization                                                                    272,700       272,700

Cash dividends, $.50 per share                     (1,891,759)                               (1,891,759)

Issuance of common stock at
  $49.00 per share             9,388    460,000                                                 460,000
                           --------- ----------   -----------     ----------    ---------   -----------

Balances December 31, 1994 3,783,318    3,437,911  39,175,627        (65,000)   (545,391)    42,003,147

Net earnings                                        6,203,135                                 6,203,135

Deferred Compensation
  amortization                                                                   272,700        272,700

Issuance of common stock at
  $51.65 per share             1,287       66,477                                                66,477

Cash dividends, $.50 per
  share                                            (1,892,302)                               (1,892,302)
                           --------- ------------  ----------     ----------    ---------   -----------

Balances December 31, 1995 3,784,605    3,504,388  43,486,460        (65,000)   (272,691)    46,653,157

Net earnings                                        8,071,526                                 8,071,526

Deferred compensation
  amortization                                                                   272,691        272,691

Issuance of common stock
  at $28.90 per share          3,909      112,970                                               112,970

Repurchase of common stock  (134,250)    (124,316) (4,829,877)                               (4,954,193)

Cash dividends, $.65
  per share                                        (2,375,271)                               (2,375,271)
                           ----------  ---------- -----------    -----------    ---------   -----------

Balances December 31, 1996  3,654,264  $3,493,042 $44,352,838    $   (65,000)           -   $47,780,880
                           ==========  ========== ===========    ===========    =========   ===========

The accompanying notes are an integral part of the consolidated financial statements.




                            CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Year Ended     Year Ended     Year Ended
                                              December 31,   December 31,   December 31,
                                                 1996            1995           1994
                                             -------------   ------------   ------------
Cash flows from operating activities:
  Net earnings                                 $8,071,526     $6,203,135     $6,166,353
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization               4,814,114      4,506,427      3,327,731
    Deferred income taxes                       ( 461,000)       167,500        129,000
    Deferred compensation                         226,690        142,534        640,712
  Increase  (decrease) in cash  resulting
    from changes in operating  assets and
    liabilities, net of effects from
    acquisitions:
    Accounts receivable                        (3,119,335)       178,317      1,438,984
    Other currents assets                         232,699        191,740        (44,526)
    Income taxes payable                        1,461,000      1,049,508     (1,492,740)
    Deferred revenue                              413,361        (43,570)    (1,992,626)
    Accounts payable, accrued expenses
       and other                                3,440,476      4,144,532      3,227,085
                                                ---------     ----------    -----------
      Net cash provided by operating
        activities                             15,079,531     16,540,123     11,399,973

Cash flows from investing activities:
  Additions to plant and equipment, net        (2,570,795)    (8,589,535)   (23,310,204)
  Acquisition of Anderson Park, Inc. net of
    note payable of $1,100,000                          -              -       (850,000)
  Additions to intangible assets                        -       (461,536)    (1,248,905)
                                              -----------    -----------    -----------
      Net cash used in investing activities    (2,570,795)    (9,051,071)   (25,409,109)
                                              -----------    -----------    -----------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net   (3,421,985)    (2,262,138)     7,299,418
  Dividends paid                               (1,892,302)    (1,891,759)    (1,886,965)
  Common stock issued                             112,970              -              -
  Common stock repurchased                     (4,954,193)             -              -
                                             ------------    ------------   -----------
      Net cash used in financing activities   (10,155,510)    (4,153,897)     5,412,453

Net increase (decrease) in cash and cash
  equivalents                                   2,353,226      3,335,155     (8,596,683)

Cash and cash equivalents, beginning
  of period                                     5,856,188      2,521,033     11,117,716
                                             ------------     ----------    -----------
Cash and cash equivalents, end of period       $8,209,414     $5,856,188    $ 2,521,033

Supplemental  disclosures of cash
  flow information:  Cash paid during the
  period for:
    Interest                                     $277,149    $   485,908    $   102,626
    Income taxes                               $3,970,000    $ 2,790,000    $ 5,393,000

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

                            CHURCHILL DOWNS INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.    PLANT AND EQUIPMENT:

      Plant and equipment are summarized as follows:

                                     December 31,  December 31,  December 31,
                                        1996           1995         1994
                                     ------------  ------------  ------------
         Land                        $  5,879,994  $ 5,930,242    $ 5,864,863
         Grandstands and buildings     56,154,054   55,946,326     48,749,083
         Equipment                      2,936,129    2,685,026      2,110,793
         Furniture and fixtures         3,603,276    3,435,761      3,586,659
         Tracks and other improvements 31,377,753   29,332,188     28,364,732
         Construction in process           74,206      121,920        861,571
                                     ------------  -----------    -----------
                                     $100,025,412  $97,451,463    $89,537,701
                                     ============  ===========    ===========

      Depreciation expense was $4,038,135, $3,817,511 and $3,062,978 for the years ended December 31, 1996, 1995 and 1994.

3.    INCOME TAXES:

      Components of the provision for income taxes follow:

      Income taxes:
                                      1996              1995            1994
                                     -----              -----           -----
       Currently payable          $5,431,000         $3,883,500      $3,856,700
       Deferred income taxes        (461,000)           167,500         129,000
                                  ----------         ----------      ----------
                                  $4,970,000         $4,051,000      $3,985,700
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

      Significant   components  of  the   Company's   deferred  tax  assets  and
      liabilities at December 31 follows:

                                           1996           1995          1994
                                        ----------     ----------    ----------
      Deferred tax liabilities:
        Excess of book over tax basis of
         property & equipment           $2,284,000     $2,161,000    $2,037,000

        Book basis of racing license
         in excess of tax basis            657,000        680,000       700,000
                                        ----------     ----------    ----------
        Gross deferred tax liability     2,941,000      2,841,000     2,737,000
                                        ----------     ----------    ----------

      Deferred tax assets:
        Accrual for supplemental
        benefit plan                      (273,000)      (252,900)     (230,000)

        Net operating loss carryforwards  (176,000)      (104,000)            -

        Allowance for uncollectible
          receivables                      (66,000)       (54,000)      (86,000)

        Excess of book over tax basis of
         other assets                     (136,000)             -             -

        Other accruals                    (511,500)      (118,600)     (173,000)
                                        ----------      ----------   ----------
         Gross deferred tax assets      (1,162,500)      (529,500)     (489,000)

        Valuation allowance for deferred
         tax assets                        176,000        104,000             -
                                        ----------     ----------    ----------
           Net deferred tax liability   $1,954,500     $2,415,500    $2,248,000
                                        ==========     ==========    ==========

      Income taxes are classified in the balance sheet as follows:

        Net non-current deferred tax
          liability                     $2,316,600     $2,415,500    $2,248,000
        Net current deferred tax asset    (362,100)             -             -
                                       -----------     ----------    ----------
                                        $1,954,500     $2,415,500    $2,248,000
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

      A summary of future minimum operating lease payments follows:

                              Year Ending    Minimum Lease
                              December 31     Payment ($)
                              -----------    -------------
                                 1997           $328,520
                                 1998            328,520
                                 1999            328,520
                                 2000            328,520
                                 2001            328,520
                               Later Years       954,693
                                              ----------
           Total minimum lease payments       $2,597,293
                                              ==========

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

      A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and the changes during the year ended on those dates is presented below:

                                          1996                          1995                      1994
                                --------------------------- ---------------------------- ----------------------------
                                # of Shares    Weighted      # of Shares   Weighted      # of Shares     Weighted
                                 Underlying    Average       Underlying     Average       Underlying      Average
                                  Options   Exercise Prices   Options    Exercise Prices   Options    Exercise Prices
                                ----------- --------------- ------------ --------------- -----------  ---------------
      Outstanding at beginning
         of the year              124,000       $44.68       113,250        $45.93        92,700         $46.53
      Granted                     137,200       $37.93        10,750        $31.50        20,550         $43.22
      Exercised                         -            -             -             -             -              -
      Canceled                     92,700       $46.53             -             -             -              -
      Forfeited                         -            -             -             -             -              -
      Expired                           -            -             -             -             -              -
      Outstanding at end of year  168,500       $38.16       124,000        $44.68       113,250         $45.93
      Exercisable at end of year        -            -        61,800        $46.53        30,900         $46.53

      Weighted-average fair value
         per share of options
         granted during the year   $11.09       $ 8.40

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

                            CHURCHILL DOWNS INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    STOCK-BASED COMPENSATION PLANS: (cont'd)

      The following table summarizes information about stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      -------------------                 -------------------

                           Number   Weighted Average    Weighted        Number         Weighted
       Range of        Outstanding     Remaining         Average       Exercisable      Average
      Exercise Prices  At 12/31/96  Contributing Life  Exercise Price  at 12/31/96   Exercise Price
      ---------------  -----------  -----------------  --------------  -----------    --------------

      $31.50 to $38.50   147,950          9.48            $37.46              -              -
      $42.50 to $44.00    20,550          7.6             $43.22              -              -
      TOTAL              168,500          9.25            $38.16              -              -

      Employee Stock Purchase Plan:

      Under the Company's Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time (or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock's fair market value through payroll deductions. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31.

      On the first day of each 12 month period, August 1, the Company will offer to each eligible employee the opportunity to purchase common stock. Employees may elect to participate for a period by electing to have a designated percentage of their compensation withheld (after-tax) and applied to purchase shares of common stock on the last day of the period, July 31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock will be 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25,000 for each calendar year.

      Under the Employee Stock Purchase Plan, the Company sold 3,909 shares of common stock to 109 employees pursuant to options granted on August 1, 1995 and exercised on July 31, 1996. Because the plan year overlaps the company's fiscal year, the number of shares sold pursuant to options granted on August 1, 1996 can only be estimated because the 1996 plan year is not yet complete. The Company's estimate of options granted in 1996 under the Plan is based on the number of shares sold to employees under the Plan for the 1995 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 1996.

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

                            CHURCHILL DOWNS INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    STOCK-BASED COMPENSATION PLANS: (cont'd)

      A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1996 and 1995 and the changes during the year ended on those dates is presented below:

                                              1996                          1995
                                    ---------------------------  ----------------------------
                                    # of Shares   Weighted       # of Shares     Weighted
                                     Underlying    Average        Underlying      Average
                                       Options  Exercise Prices    Options    Exercise Prices
                                    ----------- ---------------  -----------  ---------------
      Outstanding at beginning
        of the year                     3,909       $28.90              -            -
      Granted                           4,000       $34.43          3,909       $28.90
      Exercised                         3,909       $28.90              -            -
      Forfeited                             -            -              -            -
      Expired                               -            -             -             -
      Outstanding at end of the year    4,000            -          3,909            -
      Exercisable at end of year            -            -              -            -

      Weighted-average fair value per
        share of options granted
        during the year                $12.78                      $10.71

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


SUPPLEMENTARY FINANCIAL INFORMATION(Unaudited)                COMMON STOCK INFORMATION
                                                            Per Share Of Common Stock
                                                            -------------------------
                                                                 Net
                          Net       Operating     Net Earnings Earnings             Market Price
                       Revenues       Income         (Loss)     (Loss)   Dividends   High    Low
                     ------------  -----------    ------------ --------  ---------  -----    ----

1996                 $107,858,818  $12,314,897    $ 8,071,526   $2.17
Fourth Quarter         27,387,514   (1,096,925)      (171,138)  -0.02      $0.65    $36.50  $34.00
Third Quarter          13,981,302   (2,782,430)    (1,580,988)  -0.43                37.50   34.00
Second Quarter         54,939,249   19,637,584     11,896,865    3.17                44.00   36.00
First Quarter          11,550,753   (3,443,332)    (2,073,213)  -0.55                40.00   32.00
--------------------------------------------------------------------------------------------------

1995                 $ 92,434,216  $10,305,210    $ 6,203,135   $1.64
Fourth Quarter         21,264,267     (905,283)      (500,096)  -0.13      $0.50    $38.50  $31.00
Third Quarter          13,222,206   (3,572,224)    (2,174,704)  -0.57                43.25   35.50
Second Quarter         49,335,136   17,645,591     10,650,212    2.81                46.00   41.00
First Quarter           8,612,607   (2,862,874)    (1,772,277)  -0.47                47.00   42.50
--------------------------------------------------------------------------------------------------

1994                 $ 66,419,460  $ 9,861,086    $ 6,166,353   $1.63
Fourth Quarter         16,509,087     (515,409)      (304,012)  -0.08      $0.50    $43.00  $41.50
Third Quarter           7,515,621   (3,024,070)    (1,794,462)  -0.48                43.50   42.00
Second Quarter         39,968,720   17,128,385     10,469,618    2.77                45.00   42.00
First Quarter           2,426,032   (3,727,820)    (2,204,791)  -0.58                52.00   43.00
--------------------------------------------------------------------------------------------------


THE COMPANY'S COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET. AS OF MARCH 29, 1993, THE COMPANY'S COMMON STOCK WAS LISTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.'S SMALLCAP MARKET UNDER THE SYMBOL CHDN. AS OF FEBRUARY 27, 1997, THERE WERE APPROXIMATELY 3,100 STOCKHOLDERS OF RECORD.

THE ABOVE TABLE SETS FORTH THE HIGH AND LOW BID QUOTATIONS (AS REPORTED BY NASDAQ) AND DIVIDEND PAYMENT INFORMATION FOR THE COMPANY'S COMMON STOCK DURING ITS LAST THREE YEARS. QUOTATIONS REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARK-DOWN OR COMMISSIONS, AND MAY NOT NECESSARILY REFLECT ACTUAL TRANSACTIONS.

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," and "Executive Officers of the Company," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors - Compensation and Committees of the Board of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Report on 1996 Cancellation and Regrant of Options," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

                                      SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHURCHILL DOWNS INCORPORATED



April 29, 1997                      /s/Robert L. Decker
                                    ----------------------------------
                                    Robert L. Decker
                                    Senior Vice President, Finance and
                                    Development, and Chief Financial Officer



                                    /s/Vicki L. Baumgardner
                                    ----------------------------------
                                    Vicki L. Baumgardner, Vice President,
                                    Finance/Treasurer (Principal Accounting
                                    Officer)

                                     EXHIBIT 23

            We consent to the incorporation by reference in the registration statements of Churchill Downs Incorporated on Forms S-8 (File No. 33-85012 and File No. 33-61111) of our report, dated March 7, 1997 on our audits of the consolidated financial statements and financial statement schedule of Churchill Downs Incorporated as of December 31, 1996, 1995 and 1994 and for each of the three years then ended which report is included in this Annual Report on Form 10-K.





/S/COOPERS & LYBRAND L.L.P.
-----------------------------
Coopers & Lybrand L.L.P.

Louisville, Kentucky
March 28, 1997