Form 10-Q
period 1997-03-31
CHURCHILL DOWNS INC
filed 1997-05-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to
                              ----------------  -----------------
Commission file number              0-1469
                      -------------------------------

                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

         KENTUCKY                                                  61-0156015
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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at May 13, 1997 was 3,654,264 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X


                                                                  PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets, March 31, 1997,
            December 31, 1996 and March 31, 1996                     3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1997 and 1996       4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996               5

            Condensed Notes to Consolidated Financial Statements   6-7

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8-17

   ITEM 3.  Quantitative and Qualitative Disclosures About Market
            Market Risk (Not Applicable)                            18

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 6.  Exhibits and Reports on Form 8-K                        18

   Signatures                                                       19

   Exhibit Index                                                    20

   Exhibits                                                      21-24


                            CHURCHILL DOWNS INCORPORATED

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                         March 31      December 31       March 31
      ASSETS                               1997            1996             1996
                                       -----------     ------------    -----------
Current assets:
  Cash and cash equivalents             $7,084,056     $  8,209,414    $ 7,305,232
  Prepaid income taxes                     870,792                -      1,186,350
  Accounts receivable                    3,918,264        5,218,236        957,397
  Other current assets                   1,180,439          679,221        675,686
                                       -----------     ------------    -----------
    Total current assets                13,053,551       14,106,871     10,124,665

Other assets                             3,634,018        3,739,906      4,498,318
Plant and equipment                    101,086,691      100,025,412     98,144,122
 Less accumulated depreciation         (38,158,464)     (37,143,223)   (34,115,683)
                                       -----------     ------------    -----------
                                        62,928,227       62,882,189     64,028,439
                                       -----------     ------------    -----------
                                       $79,615,796     $ 80,728,966    $78,651,422
                                       ============    ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $10,258,980     $  7,575,573    $ 8,715,251
  Accrued expenses                       3,549,700        5,802,330      3,358,596
  Dividends payable                              -        2,375,271              -
  Income Taxes Payable                           -        2,510,508              -
  Deferred revenue                      11,477,348        6,511,902     10,796,479
  Long-term debt, current portion           73,893           73,893      5,070,097
                                      ------------     ------------    -----------
      Total current liabilities         25,359,921       24,849,477     27,940,423

Long-term debt, due after one year       2,752,969        2,925,298        351,079
Outstanding mutuel tickets (payable
  after one year)                        2,250,165        2,031,500      2,413,548
Deferred compensation                    1,003,947          825,211        882,762
Deferred income taxes                    2,316,600        2,316,600      2,415,500
Stockholders' equity:
  Preferred stock, no par value;
    authorized, 250,000 shares;
    issued, none                                 -                -              -
  Common stock, no par value;
     authorized, 10 million shares,
     issued 3,654,264 shares, March 31,
     1997 and December 31, 1996 and
     3,784,605 shares, March 31, 1996    3,493,042        3,493,042      3,504,388
  Retained earnings                     42,504,152       44,352,838     41,413,247
  Deferred compensation costs                    -                -       (204,525)
  Note receivable for common stock         (65,000)         (65,000)       (65,000)
                                      ------------     ------------    -----------
                                        45,932,194       47,780,880     44,648,110
                                      ------------     ------------    -----------
                                      $ 79,615,796     $ 80,728,966    $78,651,422
                                      ============     ============    ===========

The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                             THREE MONTHS ENDED MARCH 31
                                                 1997            1996
                                             -----------     -----------

Net  revenues                                $13,278,864     $11,349,493
Operating expenses                            14,424,004      12,663,038
                                             -----------     -----------

   Gross loss                                 (1,145,140)     (1,313,545)

Selling, general and administrative expenses   1,990,283       2,163,597

   Operating loss                             (3,135,423)     (3,477,142)

Other income and expense:
   Interest income                                66,380          44,003

   Interest expense                              (80,216)        (96,198)

   Miscellaneous, net                            130,573          81,124
                                             -----------     -----------

                                                 116,737          28,929
                                             -----------     -----------

   Loss before income tax benefit             (3,018,686)     (3,448,213)

Federal and state income tax benefit           1,170,000       1,375,000
                                             -----------     -----------

   Net loss                                  $(1,848,686)    $(2,073,213)

Retained earnings, beginning of period        44,352,838      43,486,460

Retained earnings, end of period             $42,504,152     $41,413,247
                                             ===========     ===========

Net loss per share (based on weighted             $ (.51)         $ (.55)
                                                  ======          ======
  average shares outstanding of
  3,655,837 and 3,786,062
  respectively)



The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                             THREE MONTHS ENDED MARCH 31
                                                 1997             1996
                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                  $(1,848,686)    $(2,073,213)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization             1,143,522       1,147,680
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
       Prepaid income taxes                     (870,792)     (1,186,350)
       Accounts receivable                     1,299,972       1,141,504
       Other current assets                     (501,218)       (125,866)
       Income taxes payable                   (2,510,508)     (1,049,508)
       Deferred revenue                        4,965,446       4,697,938
       Accounts payable, accrued expenses,
         and other                               827,974       2,481,820
                                            ------------    ------------

         Net cash provided by
            operating activities               2,505,710       5,034,005
                                            ------------    ------------

Cash flows from investing activities:
   Additions to plant and equipment, net      (1,083,468)       (692,659)
     Net cash used in investing activities    (1,083,468)       (692,659)

Cash flows from financing activities:
   Decrease in long-term debt, net              (172,329)     (1,000,000)
   Dividend paid                              (2,375,271)     (1,892,302)
                                             -----------     -----------
     Net cash used in financing activities    (2,547,600)     (2,892,302)
Net increase (decrease) in cash and cash
     equivalents                              (1,125,358)      1,449,044
Cash and cash equivalents, beginning of
     period                                    8,209,414       5,856,188
    Cash and cash equivalents, end of period $ 7,084,056     $ 7,305,232
                                             ===========     ===========

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
   Interest                                  $    92,300    $    168,700
   Income taxes                              $ 2,190,000    $    500,000

   The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
                   three months ended March 31, 1997 and 1996
                                   (Unaudited)

            1. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company normally earns a substantial portion of its net income in the second quarter of each year during which the Kentucky Derby and Kentucky Oaks is run. The Kentucky Derby and Kentucky Oaks is run on the first weekend in May.

            During the three  months  ended  March 31, 1997 and 1996 the Company conducted simulcast receiving wagering for 368 and 367 location days, respectively. The Company operated simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 72 days during the three month period, compared to 67 days in 1996. Additionally, the Company conducts simulcast wagering on-track during its Churchill Downs live race meets. Through its subsidiary, Hoosier Park L.P. ("Hoosier Park"), the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 296 days during the three month period compared to 300 days in 1996.

            2. The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1996 for further information. The accompanying consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

            3. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The line of credit expires January 31, 1998. There were no borrowings outstanding at March 31, 1997 and December 31, 1996. There were $5.0 million in borrowings outstanding at March 31, 1996.

            4. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.

            5. On January 22,  1992,  the  Company  acquired  certain  assets of
Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially, all of the $1,000,000 hold back has been utilized as of December 31, 1996.

                          CHURCHILL DOWNS INCORPORATED

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
             three months ended March 31, 1997 and 1996 (continued)
                                   (Unaudited)


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

            The Company's principal business is conducting pari-mutuel wagering on Thoroughbred and Standardbred horse races. For many years, the Company has conducted live Spring and Fall race meetings for Thoroughbred horses in Kentucky. In 1988, the Company began in-state simulcasting ("intertrack") of its live races, except those run on Kentucky Derby Day, by sending its video signal to other locations in Kentucky for purposes of pari-mutuel wagering into the Company's mutuel pools. In 1989, the Company commenced operations as a receiving track for intertrack simulcasting. During November 1991, the Company began interstate simulcasting for all of the live races with the receiving locations participating in the Company's mutuel pools. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In 1995, for the first time, Churchill Downs offered the simulcast of its races on Kentucky Derby Day to racetracks within Kentucky and continued the practice in 1996. In 1996, Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 35% of total on-track attendance for the 1996 Spring Meet at Churchill Downs. In July 1994, the Company began whole card simulcasting importing a full program or race card from host tracks located outside the state for pari-mutuel wagering purposes. Whole card simulcasting has created a major new wagering opportunity for patrons of the Company in both Kentucky and Indiana.

            The Company, through its subsidiary, Hoosier Park, L.P. ("Hoosier Park"), is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park in Anderson, Indiana. Hoosier Park conducted two Harness race meets, as well as simulcast wagering, during its first 16 months of operation beginning September 1, 1994 through December 31, 1995. During 1995 improvements were made to Hoosier Park for the track's inaugural Thoroughbred meet. From January 1995 through October 1995, the Company opened off-track wagering facilities in Merrillville, Fort Wayne and downtown Indianapolis, Indiana. The license for the fourth facility in Jeffersonville, Indiana was surrendered in July 1995 because ownership of the tentative site was in question and resolution was not expected in the near future. The Company is continuing to evaluate sites for the location of a fourth satellite wagering facility.

             Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company normally earns a substantial portion of its net income in the second quarter of each year during which the Kentucky Derby and the Kentucky Oaks is run. The Kentucky Derby and the Kentucky Oaks is run on the first weekend in May.

                          CHURCHILL DOWNS INCORPORATED

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            The Company's primary sources of income are commissions and fees earned from pari-mutuel wagering on on-track and simulcast horse races. Other significant sources of income include admissions and seating, riverboat admission tax supplement, concession commissions (primarily for the sale of food and beverage items), and license, rights and broadcast and sponsorship fees.

            In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the Company is the leading Thoroughbred racetrack in Kentucky. The Company has been granted a license to conduct live racing during the period from April 26 through June 29, 1997, and from October 26 through November 29, 1997 for a total of 77 racing days in Kentucky compared to 78 racing days in 1996.

            In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting. In Indiana the Company has been granted a license to conduct live racing in 1997 for a total of 143 racing days, including 85 days of Standardbred racing from April 24 through August 24, 1997, and 58 days of Thoroughbred racing from September 12 through November 29, 1997. In 1996, the Company conducted live racing for a total of 132 racing days, including 80 days of Standardbred racing and 52 days of Thoroughbred racing.

            With the advent of whole card simulcasting, the Company conducts interstate simulcasting year-round on multiple racing programs each day from around the nation. For 1997, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for any and all possible dates from January 1 through December 31 and intends to receive simulcasting on all days it is economically feasible, which is the reason for the increase of five days in Kentucky. The number of receiving days in both Kentucky and Indiana has remained relatively the same during 1997 compared to 1996 increasing only one location day. Hoosier Park may ultimately be supported by a fourth whole card simulcasting facility. An increase in the number of days or facilities would be expected to enhance operating results.

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

                          CHURCHILL DOWNS INCORPORATED

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            In 1996, there were three riverboats in operation along the Ohio River. During the three months ended March 31, 1996, two of these riverboats were operating, one in Indiana and one at Metropolis, Illinois. By 1998, as many as five Indiana riverboats may be operating along the Ohio River, with one of the nation's largest complexes proposed to be located 10 miles from Louisville in Harrison County, Indiana. Direct competition with three newly opened riverboats has negatively impacted wagering at racetracks in western and northern Kentucky in 1996. Decreases in intertrack wagering, and to some extent on-track wagering, during Churchill Downs' 1996 Fall Meet were the result of riverboat competition in these markets. The Company believes that competition from Indiana riverboat gaming facilities will have a negative impact on the Company's operations, which could be material.

            In addition, licenses allowing up to five riverboat casinos on Lake Michigan near the Company's Merrillville, Indiana, Sports Spectrum facility have been granted by the Indiana Gaming Commission. Three riverboats opened on Lake Michigan in June 1996 with two more projected to open in 1997. The Potawatomi Indian Tribe has expressed an interest in establishing land-based casino operations in southwestern Michigan and northeastern Indiana, while the Miami Indian Tribe has expressed an interest in establishing a land-based casino near the Company's Merrillville Sports Spectrum. The Company's wagering activities at the Merrillville facility have been materially adversely impacted by the opening of the three riverboats. The Company continues to anticipate that such operations will have a negative impact upon the Company's wagering activities. The extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

            Studies project that direct competition with these boats could result in as much as a 30% decline in on-track wagering at Churchill Downs and a 20% decline in the Louisville, Kentucky Sports Spectrum business. In response, the Company's Board of Directors passed a resolution at its June 13, 1996 meeting instructing the Company's management to aggressively pursue alternative forms of gaming at its racetrack facilities in Louisville. The integration of alternative gaming products at the racetrack is one of four core business strategies developed by the Company to grow its live racing program. Management has been positioning the Company to compete in this changing environment for the past several years by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana.

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

                          CHURCHILL DOWNS INCORPORATED

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            The 1997 regular session of the Indiana General Assembly expired on April 29, 1997 without the passage of House Bill 1135 or a biennial state budget. This bill would have materially reduced Hoosier Park's share of a riverboat admission tax. In May, 1997 the Indiana General Assembly will convene in special session to consider a budget bill, which may include provisions similar to those included in House Bill 1135.

            The Company owned two live racing facilities and four simulcast wagering facilities during the three month period ended March 31, 1997. There was no live racing conducted during the three month periods ended March 31, 1997 and 1996. The chart below summarizes the results of these operations.


                                 KENTUCKY                              INDIANA
                    --------------------------------------------------------------------------
                    Three Months  Three Months           Three Months Three Months
                        Ended       Ended                    Ended        Ended
                       March 31     March 31   Increase     March 31    March 31   Increase
                         1997         1996    (DECREASE)      1997        1996    (DECREASE)
                    ------------  ------------ --------  ------------ ------------ -----------

INTERTRACK/SIMULCAST-RECEIVING*

  Number of Simulcast
    Facilities                 1            1        -             4            4         -
  Number of Receiving
    Days                      72           67        5           296          300       (4)
  Attendance             144,130      152,310      -5%           **           **        **
  Handle             $41,160,854  $40,332,802       2%   $32,189,879  $35,242,965       -7%
  Average Daily
    Attendance             2,002        2,273     -12%           **           **        **
  Average Daily
    Handle              $571,679     $601,982      -5%      $108,750     $117,477       -5%
  Per capita handle      $285.58      $264.81       8%           **           **        **

*     The Company's Indiana operations include four separate simulcast wagering facilities.
**    Attendance figures are not kept for the off-track wagering facilities in Indiana.

                          CHURCHILL DOWNS INCORPORATED

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO 1996

REVENUES

            Net revenue during the three months ended March 31, 1997 increased approximately $1.9 million (17%). Indiana operations contributed or $1,772,000 (92%) to the total increase as a result of an increase in riverboat admissions revenue of approximately $2.1 million due to an increase of five riverboats in operation along the Ohio River and on Lake Michigan compared to the first quarter of 1996. The net increase in riverboat admissions revenue after required purse and marketing expenses of approximately $1.3 million is approximately $.8 million.

            Admission, seat, concession and program revenues showed a decline during the three months ended March 31, 1997 primarily as a result of a decrease in attendance as compared to 1996.

            Following is a summary of Revenues:

                                             NET REVENUE SUMMARY
                      ------------------------------------------------------------------
                       Three Months      % to   Three Months   % to     1997 vs 1996
                           Ended         Total     Ended        Total      $        %
                      March 31, 1997    Revenue March 31, 1996 Revenue  Change    Change
                      --------------    ------- -------------- -------  ------    ------
Pari-Mutuel Revenue
Simulcast Receiving      $9,964,289       75%   $ 9,977,295     88%  $  (13,006)      -

Admission & Seat Revenue    259,375        2%       344,704      3%     (85,329)    -25%

License, Rights, Broadcast
    & Sponsorship Revenue    50,733        1%        48,982      0%       1,751       4%

Concession Commission       159,686        1%       201,849      2%     (42,163)    -21%

Program Revenue             485,262        4%       540,851      5%     (55,589)    -10%

Riverboat Admissions
     Revenue              2,181,925       16%        75,000      1%   2,106,925   2,809%

Other                       177,594        1%       160,812      1%      16,782      10%
                        -----------      ----   -----------    ----  ----------   ------
                        $13,278,864      100%   $11,349,493    100%  $1,929,371      17%
                        ===========      ====   ===========    ====  ==========   ======

                            CHURCHILL DOWNS INCORPORATED

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (continued)


OPERATING EXPENSES

            Operating expenses increased $1,761,000 (14%) during the quarter ended March 31, 1997. The negative gross margin which is typical for the first quarter of the year improved by approximately $200,000 and in percentage terms by 3% to -8.6% in 1997 compared to -11.6% for the same period in 1996.

            Indiana operations contributed $1,082,000 (61%) of the total increase and Kentucky operations contributed $679,000 (39%). Riverboat purse expenses in Indiana showed a corresponding increase of $1.2 million which represents 40% of the riverboat admission tax that is restricted for additional purse expenses. In Kentucky and Indiana purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute.

            Wages and Contract Labor increased $407,000 for the period. This is primarily due to increases in Mutuel payroll related to a new pari-mutuel union contract beginning January 1, 1997. In addition, a corporate restructuring to focus resources and support the Company's core strategic initiatives resulted in several new positions in Kentucky. Indiana showed no significant change.

            Advertising, Marketing and Publicity increased primarily due to riverboat admission tax revenue of which 10% is earmarked specifically for racetrack promotions in Indiana. This resulted in an increase of $130,000 in Indiana.

            Totalisator Expense, Simulcast Host Fee Expense and Audio/Video and Signal Distribution expenses showed increases in Kentucky of $61,000, $141,000 and $125,000 respectively. This increase is attributed primarily to the greater number signals offered during the first quarter and increased simulcast revenues. In Indiana, these categories showed no significant change with the exception of Simulcast Host Fees which showed a decline of $149,000 primarily due to fewer simulcast receiving days.

            Program expenses show declines in both Kentucky and Indiana totaling $44,000. This is attributed to the decrease in attendance in Kentucky and four fewer receiving days in Indiana.

            Maintenance expenses increased by $76,000, almost all of which was incurred in Kentucky for renovations for the spring meet beginning in March.

            Decreases in the Derby Expansion Area are related to the timing of expenses paid in the first quarter of 1997 when compared to 1996.

                            CHURCHILL DOWNS INCORPORATED

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (continued)


     Following is a summary of Operating Expenses:

                                        OPERATING EXPENSE SUMMARY
                     ------------------------------------------------------------------
                      Three Months    % to     Three Months   % to       1997 vs 1996
                         Ended        Total        Ended      Total       $        %
                     March 31, 1997 Expenses  March 31, 1996 Expense   Change    Change
                     -------------  --------  -------------- -------   ------    ------

Purses:
  Simulcast-Receiving   $3,214,623      22%    $3,257,138      26%   $  (42,515)    -1%
   Riverboat             1,220,257       9%             -        -    1,220,257    100%
                       -----------    -----    ----------     ----   ----------    ----
                        $4,434,880      31%    $3,257,138      26%   $1,177,742     36%

Wages and Contract Labor 3,030,477      21%     2,623,255      21%      407,222     16%

Advertising, Marketing
    & Publicity            658,092       5%       466,758       4%      191,334     41%

Racing Relations & Services 73,383       1%        94,836       1%      (21,453)   -23%

Totalisator Expense        356,390       2%       287,946       2%       68,444     24%

Simulcast Host Fee       2,077,515      14%     2,086,009      16%       (8,494)    -0%

Audio/Video & Signal
    Distribution Expense   333,301       2%       178,384       1%      154,917     87%

Program Expense            338,967       2%       382,473       3%      (43,506)   -11%

Depreciation &
  Amortization           1,143,522       8%     1,147,680       9%       (4,158)    -0%

Insurance, Taxes &
  License Fees             524,526       4%       541,702       4%      (17,176)    -3%

Maintenance                387,854       3%       311,172       2%       76,682     25%

Utilities                  524,666       4%       594,161       5%      (69,495)   -12%

Derby Expansion Area        16,180       0%       199,431       2%     (183,251)   -92%

Facility/Land Rent         187,041       1%       190,753       2%       (3,712)    -2%

Other Meeting Expense      337,210       2%       301,340       2%       35,870     12%
                       -----------     ----   -----------     ----   ----------    ----

                       $14,424,004     100%   $12,663,038     100%   $1,760,966     14%
                       ===========     ====   ===========     ====   ==========    ====

                          CHURCHILL DOWNS INCORPORATED

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            Selling, general and administrative expenses decreased by $173,000 during the three month period ended March 31, 1997, primarily as the result of reclassifications made to operating expenses during the three months ended March 31, 1997.

            Interest expense decreased $16,000 as positive cash flow from operations allowed the Company to pay down its line of credit in May 1996. This decrease was partially offset by interest expense incurred in conjunction with a 10% minority interest in Hoosier Park's debt.

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1996 TO MARCH 31, 1997

            The cash balances at March 31, 1997 were approximately $1.1 million lower than December 31, 1996 due primarily to the payment of dividends, management bonuses and the cost of improvements in plant and equipment in the first quarter, offset partially by the collection of advance ticket sales for the 1997 Kentucky Derby and Oaks.

            Accounts receivable at March 31, 1997 was approximately $1.3 million lower than at December 31, 1996 primarily due to the collection of 1996 Fall meet simulcasting receivables, purse supplements due from the Commonwealth of Kentucky and collection of advance ticket sales for the 1997 Kentucky Derby and Oaks.

            Other current assets increased $501,000 primarily as a result of the prepayment of costs relating to the Kentucky Derby and the Kentucky Oaks races.

            Plant and equipment increased approximately $1 million as a result of routine capital spending throughout the Company.

            Accounts payable increased $2,683,000 at March 31, 1997 primarily due to the settlement liability related to whole card simulcasting and the increase in purses payable related to the overall increase in simulcast wagering and riverboat admissions revenue.

            Accrued expenses decreased $2,253,000 at March 31, 1997 primarily as a result of payments of expenses incurred during the Fall 1996 live race meet.

            Dividends payable decreased by $2,375,000 at March 31, 1997 due to the payment of dividends (declared in 1996) in the first quarter.

            Income taxes payable decreased by $2,511,000 at March 31, 1997 due to the payment of estimated taxes in the first quarter in 1997.

                          CHURCHILL DOWNS INCORPORATED

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (continued)


            Deferred revenue is higher at March 31 due to advance billings of season box and membership revenue for Kentucky's live race meets and the Derby Expansion Area relating to the Kentucky Derby and Kentucky Oaks races.

SIGNIFICANT CHANGES IN THE BALANCE SHEET MARCH 31, 1996 TO MARCH 31, 1997

            The increase in accounts receivable of approximately $3 million at March 31, 1997 is primarily due to the increase in Riverboat Admissions tax revenue which resulted primarily from an increase in the number of riverboats in operation along the Ohio River and on Lake Michigan.

            Other current assets increased $505,000 primarily as a result of the timing of expenses related to the Kentucky Derby and the Kentucky Oaks races.

            Other   assets   decreased   $864,000   primarily  as  a  result  of
amortization of preopening and organizational costs in Indiana.

            Plant and equipment increased by approximately $2.9 million due to routine capital spending throughout the Company offset by approximately $4 million in depreciation expense.

            Accounts payable and accrued expenses increased by $1.7 million primarily due to the settlement liability related to whole card simulcasting and the purses payable related to the overall increase in simulcast wagering and riverboat admissions revenue.

LIQUIDITY AND CAPITAL RESOURCES

            The working capital deficiency for the three months ended March 31, 1997 decreased by approximately $5.5 million compared to March 31, 1996 as shown below:

                                                    March 31
                                        ---------------------------------

                                              1997               1996
                                              ----               ----
Working capital deficiency              $(12,306,370)       $(17,815,758)
Working capital ratio                       .51 to 1            .36 to 1

            The decrease in the deficiency is primarily based upon an increase in accounts receivable of $3 million and a decrease in the current portion of long-term debt of $5 million.

                          CHURCHILL DOWNS INCORPORATED

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            The working capital deficiency is primarily a result of the nature and seasonality of the Company's business. Cash flows provided by operations were $2,506,000 for the three months ended March 31, 1997 and $5,034,000 for the three months ended March 31, 1996. The decrease of $2,528,000 in cash flow from operations for the three months ended March 31, 1997 compared to 1996 is primarily the result of timing of income tax payments and the overall decrease in accrued expenses during the first quarter of 1997. Management believes cash flows from operations during 1997 and funds available under the Company's unsecured line of credit will be substantially in excess of the Company's disbursements for the year.

            The Company has a $20,000,000 unsecured line-of-credit available with $20 million available at March 31, 1997 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

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

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      A.    See exhibit index

      B. During the quarter ending March 31, 1997, no Form 8-K's were filed by the Company.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHURCHILL DOWNS INCORPORATED



      May 13, 1997                        /S/THOMAS H. MEEKER
                                          -----------------------
                                          Thomas H. Meeker
                                          President



      May 13, 1997                        /S/ROBERT L. DECKER
                                          -----------------------
                                          Robert L. Decker
                                          Senior Vice President, Finance
                                          (Chief Financial Officer)



      May 13, 1997                        /S/VICKI L. BAUMGARDNER
                                          -----------------------
                                          Vicki L. Baumgardner, Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

NUMBERS           DESCRIPTION                               BY REFERENCE TO

(10)(l)     Employment Agreement between                    Pages 21-24
            Churchill Downs Incorporated and
            Robert L. Decker