Form 10-Q
period 1997-06-30
CHURCHILL DOWNS INC
filed 1997-08-13
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

                                        OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________________________to

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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at August 8, 1997 was 3,654,264 shares.

                           CHURCHILL DOWNS INCORPORATED

                                     I N D E X


                                                                  PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets, June 30, 1997,
            December 31, 1996 and June 30, 1996                      3

            Condensed Consolidated Statements of Operations
            for the six months ended June 30, 1997 and 1996          4

            Condensed Consolidated Statements of Operations
            for the three months ended June 30, 1997 and 1996        5

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996                  6

            Condensed Notes to Consolidated Financial Statements   7-8

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   9-20

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk (Not Applicable)                            21

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 4.  Submission of Matters to a Vote of Security Holders     21

   ITEM 6.  Exhibits and Reports on Form 8-K                        21

   Signatures                                                       22

   Exhibit Index                                                    23

   Exhibits                                                      24-35



                           CHURCHILL DOWNS INCORPORATED

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                         June 30         December 31    June 30
      ASSETS                              1997           1996             1996
                                       -----------     -------------   -----------
Current assets:
  Cash and cash equivalents            $16,156,852      $ 8,209,414    $14,028,675
  Accounts receivable                   12,472,948        5,218,236      5,553,215
  Other current assets                     698,316          679,221        207,075
                                       -----------      -----------    -----------
    Total current assets                29,328,116       14,106,871     19,788,965

Other assets                             3,641,979        3,739,906      4,046,354
Plant and equipment                    102,842,179      100,025,412     98,852,730
Less accumulated depreciation          (39,195,894)     (37,143,223)   (35,128,935)
                                       -----------      -----------    -----------
                                        63,646,285       62,882,189     63,723,795
                                       -----------      -----------    -----------
                                       $96,616,380      $80,728,966    $87,559,114
                                       ===========      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $12,570,920      $ 7,575,573    $12,209,115
  Accrued expenses                       7,757,233        5,802,330      3,759,193
  Dividends payable                              -        2,375,271              -
  Income taxes payable                   6,839,208        2,510,508      6,539,508
  Deferred revenue                       1,127,166        6,511,902      1,200,753
  Long-term debt, current portion           73,893           73,893         70,097
                                       -----------      -----------    -----------
      Total current liabilities         28,368,420       24,849,477     23,778,666

Long-term debt, due after one year       2,781,462        2,925,298      2,950,079
Outstanding mutuel tickets
  (payable after one year)               3,574,724        2,031,500      3,189,408
Deferred compensation                      857,274          825,211        958,312
Deferred income taxes                    2,316,600        2,316,600      2,415,500
Stockholders' equity:
  Preferred stock, no par value;
    authorized, 250,000 shares;  issued, none    -                -              -
  Common stock, no par value; authorized, 10 million
    shares, issued 3,654,264 shares, June 30, 1997
    and December 31, 1996 and 3,725,955 shares,
    June 30, 1996                        3,493,042        3,493,042      3,450,078
  Retained earnings                     55,289,858       44,352,838     51,018,421
  Deferred compensation costs                    -                -       (136,350)
  Note receivable for common stock         (65,000)         (65,000)       (65,000)
                                       -----------      -----------    -----------
                                        58,717,900       47,780,880     54,267,149
                                       -----------      -----------    -----------
                                       $96,616,380      $80,728,966    $87,559,114
                                       ===========      ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                              SIX MONTHS ENDED JUNE 30
                                                 1997           1996
                                             -----------     -----------
Net  revenues                                $74,058,499     $66,490,002
Operating expenses                            51,986,126      46,450,327
                                             -----------     -----------

   Gross earnings                             22,072,373      20,039,675

Selling, general and administrative expenses   4,392,127       3,845,423

   Operating income                           17,680,246      16,194,252
                                             -----------     -----------

Other income and expense:
   Interest income                               196,840          94,631
   Interest expense                             (148,710)       (147,035)
   Miscellaneous, net                            198,644          81,804
                                             -----------     -----------

                                                 246,774          29,400
                                             -----------     -----------

   Earnings before income tax provision       17,927,020      16,223,652

Federal and state income tax provision        (6,990,000)     (6,400,000)
                                             -----------     ------------

   Net earnings                               10,937,020       9,823,652

Retained earnings, beginning of period        44,352,838      41,194,769

Retained earnings, end of period             $55,289,858     $51,018,421
                                             ===========     ===========

Net earnings per share (based on weighted
 average shares outstanding of
 3,655,899 and 3,768,632
 respectively)                                     $2.99           $2.61
                                                   =====           =====



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                             THREE MONTHS ENDED JUNE 30
                                                 1997           1996
                                             -----------     -----------
Net  revenues                                $60,779,635     $54,939,249
Operating expenses                            37,562,122      33,230,109
                                             -----------     -----------

   Gross earnings                             23,217,513      21,709,140

Selling, general and administrative expenses   2,401,844       2,071,556

   Operating income                           20,815,669      19,637,584
                                             -----------     -----------

Other income and expense:
   Interest income                               130,460          50,628
   Interest expense                              (68,494)       ( 50,837)
   Miscellaneous, net                             68,071          34,490
                                             -----------     -----------

                                                 130,037          34,281
                                             -----------     -----------

   Earnings before income tax provision       20,945,706      19,671,865

Federal and state income tax provision        (8,160,000)     (7,775,000)
                                             -----------     -----------

   Net earnings                               12,785,706      11,896,865

Retained earnings, beginning of period        42,504,152      39,121,556

Retained earnings, end of period             $55,289,858     $51,018,421
                                             ===========     ===========

Net earnings per share (based on weighted
  average shares outstanding of
  3,655,952 and 3,751,183
  respectively)                                    $3.50           $3.17
                                                   =====           =====



The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                               SIX MONTHS ENDED JUNE 30
                                                 1997            1996
                                             -----------     -----------
Cash flows from operating activities:
   Net earnings                              $10,937,020     $ 9,823,652
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization             2,248,616       2,294,718
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
       Accounts receivable                    (7,254,712)     (3,454,314)
       Other current assets                      (19,095)        342,745
       Income taxes payable                    4,328,700       5,490,000
       Deferred revenue                       (5,384,736)     (4,897,788)
       Accounts payable, accrued expenses,
         and other                             8,449,708       7,614,044
                                             -----------     -----------

         Net cash provided by
            operating activities              13,305,501      17,213,057
Cash flows from investing activities:
   Additions to plant and equipment, net      (2,838,956)     (1,401,267)
     Net cash used in investing activities    (2,838,956)     (1,401,267)

Cash flows from financing activities:
   Decrease in long-term debt, net              (143,836)     (3,401,000)
   Dividend paid                              (2,375,271)     (1,892,302)
   Common stock repurchased                            -      (2,346,001)
                                             -----------     -----------
     Net cash used in financing activities    (2,519,107)     (7,639,303)
                                             -----------     -----------

Net increase in cash and cash equivalents      7,947,438       5,856,188
Cash and cash equivalents, beginning of
  period                                       8,209,414       5,856,188
Cash and cash equivalents, end of period     $16,156,852     $14,028,675

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
   Interest                                     $115,290        $219,601
   Income taxes                               $2,640,000        $710,000

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the six months ended June 30, 1997 and 1996
                                   (Unaudited)


            1. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying consolidated financial statements reflect a disproportionate share of annual net income as the Company normally earns a substantial portion of its net earnings in the second quarter of each year during which the Kentucky Derby and Kentucky Oaks are run. The Kentucky Derby and Kentucky Oaks are run on the first weekend in May.

            During  the six  months  ended  June 30,  1997 and 1996 the  Company conducted simulcast receiving wagering for 682 and 661 location days, respectively, which includes simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 92 days in 1997 compared to 84 days in 1996. Through its subsidiary, Hoosier Park L.P. ("Hoosier Park"), the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 590 days during the six month period compared to 577 days in 1996. Additionally, the Company conducts simulcast wagering on-track during its Churchill Downs and Hoosier Park live race meets.

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

            3. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The line of credit expires January 31, 1998. There were no borrowings outstanding at June 30, 1997, December 31, 1996 and June 30, 1996.

            4. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.

                          CHURCHILL DOWNS INCORPORATED

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          for the six months ended June 30, 1997 and 1996 (continued)
                                   (Unaudited)


            5. On January 22,  1992,  the  Company  acquired  certain  assets of
Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially, all of the $1,000,000 hold back has been utilized as of June 30, 1997. The Company awaits a ruling from the Commonwealth of Kentucky on whether the remediation is complete.

            It is not anticipated that the Company will have any material liability as a result of compliance with environmental laws with respect to any of the Company's property. Compliance with environmental laws has not otherwise affected development and operation of the Company's property and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

            6. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its future or previously reported earnings per share.

            7. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its financial statements.

            8. In July 1997, BC Racing Group, LLC (BC), of which the Company is a 24% owner, purchased Dueling Grounds racecourse for $11 million at a Federal Bankruptcy Court sale after having purchased underlying mortgage notes to the property from the mortgagee at a discount. Located in Franklin, Kentucky, just north of Nashville, Tennessee, Dueling Grounds opened in 1991, conducting short race meets and year-round simulcasting. The Company has one seat on the four-person Management Committee of BC. The Company will account for its investment in BC of $2,187,500 under the equity method of accounting.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

            This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding riverboat competition and alternative gaming legislation may be significantly impacted by certain risks and uncertainties described herein, and in the Company's annual report on Form 10-K for the year ended December 31, 1996.

            The Company's principal business is conducting pari-mutuel wagering on Thoroughbred and Standardbred horse races. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. In the second quarter of 1997, the Company again offered the simulcast of its races on Kentucky Derby Day to racetracks within Kentucky. In 1997, Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 34% of total on-track attendance for the 1997 Spring Meet at Churchill Downs compared to 30% and 35%, respectively, in 1996.

            The Company, through its subsidiary, Hoosier Park, L.P. ("Hoosier Park"), is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park in Anderson, Indiana. The Company conducted live harness racing in the second quarter beginning April 24, 1997 through the end of June 1997 and will continue the harness meet through August 24, 1997. Average daily attendance and daily handle figures were down by 10 and 8 percent, respectively, compared to the 1996 harness race meet. The Company is continuing to evaluate sites for a fourth satellite wagering facility in Indiana.

             Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. During the second quarter of 1997, the Company earned a substantial portion of its expected net income for the year from the running of the Kentucky Derby and the Kentucky Oaks.

            The Company's primary sources of income are commissions and fees earned from pari-mutuel wagering on live and simulcast horse races. Other significant sources of income include admissions and seating, concession commissions (primarily for the sale of food and beverage items), riverboat admission tax supplement, and license, rights and broadcast and sponsorship fees.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


            In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the Company is the leading Thoroughbred racetrack in Kentucky. The Company conducted live racing from April 26 through June 29, 1997, and has been granted a license to conduct live racing during the period October 26 through November 29, 1997 for a total of 77 racing days in Kentucky compared to 78 racing days in 1996. During the second quarter, the company has submitted an application to the Kentucky Racing Commission to conduct live racing in Kentucky from April 25, 1998 through June 28, 1998 (Spring Meet) and from November 1, 1998 through November 28, 1998 (Fall Meet).

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

            With the advent of whole card simulcasting, the Company conducts interstate simulcasting year-round on multiple racing programs each day from around the nation. For 1997, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for all dates from January 1 through December 31 and intends to receive simulcasting on all days it is economically feasible. The number of receiving days in Kentucky and Indiana has increased eight and thirteen days, respectively, in 1997 compared to 1996. Hoosier Park may ultimately be supported by a fourth whole card simulcasting facility. An increase in the number of days or facilities would be expected to enhance operating results.

            Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the second quarter, as many as 2,600 persons were employed.

            In the first six months of 1996, two riverboat casinos were operating on the Ohio River along Kentucky's border -- one in southwestern Indiana and one at Metropolis, Illinois. In the Fall of 1996, two additional riverboats opened in southeastern Indiana. Direct competition with these riverboats negatively impacted wagering at racetracks in western and northern Kentucky in 1996.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


            The Company implemented an aggressive on-track marketing program in 1997 which management believes was a primary reason for the increased attendance and handle during its 1997 Spring meet in spite of the increasing riverboat competition.

            During the next two years, a fifth riverboat may be operating along the Ohio River. One of the nation's largest riverboat complexes is proposed to be located 10 miles from Louisville in Harrison County, Indiana. Studies project that once all five riverboats are open and mature, Churchill Downs could experience as much as a 30% decline in on-track wagering and a 20% decline in the Louisville, Kentucky, Sports Spectrum business.

            The Company's Board of Directors passed a resolution in June 1996, instructing the Company's management to aggressively pursue alternative forms of gaming at its racetrack facilities in Louisville as an additional means of combating the negative effects of riverboat competition. The integration of alternative gaming products at the racetrack is one of four core business strategies developed by the Company to position itself to compete in this changing environment. Implementing these strategies, the Company has successfully grown its live racing product by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. Alternative gaming in the form of video lottery terminals and slot machines would enable Churchill Downs to better compete with Indiana riverboat casinos, and provide new revenue for purse money and capital investment.

            In Indiana, licenses allowing up to five riverboat casinos on Lake Michigan near the Company's Merrillville Sports Spectrum have been granted by the Indiana Gaming Commission. Three riverboats opened on Lake Michigan in June 1996, while a fourth opened in April 1997. The fifth Lake Michigan riverboat is scheduled to open in August 1997. The Company's pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

            Additionally, the Potawatomi Indian Tribe has expressed an interest in establishing land-based casino operations in southwestern Michigan and northeastern Indiana, while the Miami Indian Tribe has expressed an interest in establishing a land-based casino near the Company's Merrillville Sports Spectrum. The Company continues to anticipate that such operations will negatively impact pari-mutuel wagering activities at its Indiana facilities. The extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


            In May, 1997 the Indiana General Assembly convened in special session and passed a budget bill, which did not include provisions similar to those included in House Bill 1135 which would have materially reduced Hoosier Park's share of a riverboat admissions tax. There is no assurance that a similar bill will not be introduced in the future.

            The Company owned and operated two live racing facilities and four simulcast wagering facilities during the six month periods ended June 30, 1997 and 1996. The chart below summarizes attendance and wagering handle for the operations in 1997 and 1996 for the six month periods:

                                KENTUCKY                         INDIANA
                       --------------------------------------------------------------------
                        Six Months   Six Months           Six Months  Six Months
                          Ended        Ended                 Ended       Ended
                         June 30      June 30   Increase    June 30     June 30   Increase
                          1997         1996    (DECREASE)    1997        1996    (DECREASE)
                       -----------  ----------- --------  ----------  ----------  --------
ON-TRACK
 Number of Race Days            47           48      (1)          45          43      2
 Attendance                687,533      685,228       -       46,117      48,974     -6%
 Handle                $96,580,365  $95,077,056       2%  $4,944,802  $5,154,518     -4%
 Average Daily Attendance   14,628       14,276       2%       1,025       1,139    -10%
 Average Daily Handle   $2,054,901   $1,980,772       4%    $109,884    $119,873     -8%
 Per Capita Handle         $140.47      $138.75       1%     $107.22     $105.24      2%

INTERTRACK/SIMULCAST-HOST (SENDING)
 Number of Race Days            47           48      (1)          45          43      2
 Handle               $269,226,795 $245,018,693      10%  $3,964,102  $1,116,693    255%
 Average Daily Handle   $5,728,230   $5,104,556      12%     $88,091     $25,969    239%

INTERTRACK/SIMULCAST-RECEIVING*
 Number of Race Days            92           84        8         590         577      13
 Attendance                186,596      195,552      -5%          **          **      **
 Handle                $57,185,249  $52,340,744       9% $65,761,722 $69,946,803     -6%
 Average Daily Attendance    2,028        2,328     -13%          **          **      **
 Average Daily Handle     $621,579     $623,104        -    $111,461    $121,225     -8%
 Per Capita Handle         $306.47      $267.66      14%          **          **     **

Total Handle          $422,992,409 $392,436,493       8% $74,670,626 $74,880,342       -

* The Company's Indiana operations include four separate simulcast wagering facilities.
** Attendance figures are not kept for the off-track wagering facilities in Indiana.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


            Total handle in Kentucky increased approximately $30.6 million (8%) primarily as a result of a 10% increase in simulcast-host handle. The Company's live races at Churchill Downs were transmitted to a record number of outlets across the nation for the 1997 Spring Meet.

            In Indiana, total handle remained relatively flat decreasing approximately $210,000. Increased simulcast-host handle of 255% was more than offset by decreases in both on-track and simulcast-receiving handle of 4% and 6 %, respectively, as a result of increased riverboat competition. On-track average daily attendance and average daily handle figures decreased by 10% and 8%, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO 1996

NET REVENUES

           Net revenues during the six months ended June 30, 1997 increased approximately $7.6 million (11%). Approximately $2.2 million of the total net revenue increase was the result of increased simulcast-receiving pari-mutuel revenues at Churchill Downs generated from Kentucky operations. The construction of an on-site simulcast wagering facility used during live racing in Kentucky as well as growth at the Sports Spectrum wagering facility during non-live racing times generated the positive variance for Kentucky operations. This increase was partially offset by a $300,000 decline in simulcast-receiving revenues in Indiana. Simulcast-host revenues also contributed to the increase in total net revenues, with the Company's live races being transmitted to a record number of outlets across the nation.

           Admission and seat revenue increased $360,000 primarily due to increases in admission prices on Kentucky Oaks and Derby days. License, rights, broadcast and sponsorship revenues increased due to new corporate sponsors during the Spring Meet at Churchill Downs which included new sponsors for three steeplechase races held for the first time since the late 1800's. Concession revenues declined as a result of concession price reductions as part of the Company's aggressive on-track marketing program. Derby expansion area revenues increased as additional space was added for corporate sponsors for the Kentucky Derby and Oaks days.

           Riverboat admissions revenue from the Company's Indiana operations increased $4.9 million primarily as a result of the opening of additional riverboats along the Ohio River and Lake Michigan since June 30, 1996. The net increase in riverboat admissions revenue, after required purse and marketing expenses of approximately $3 million, is $1.9 million.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Following is a summary of Net Revenues:

                                         NET REVENUE SUMMARY
                    ----------------------------------------------------------------
                     Six Months     % of    Six Months    % of      1997 VS. 1996
                        Ended        Net       Ended       Net       $          %
                    June 30, 1997  Revenue June 30, 1996 Revenue   Change     Change
                    -------------  ------- ------------- -------   ------     ------
Pari-Mutuel Revenue:
   On-track            13,356,239      18%   $13,636,521    20%   ($280,282)     -2%
   Intertrack-Host      4,410,467        6     4,906,386     7     (495,919)     -10
   Simulcast-Receiving 19,233,141       26    17,278,345     26   1,954,796       11
   Simulcast Host       9,191,211       12     8,391,321     13     799,890       10
                      -----------     ----   -----------   ----  ----------     ----
                      $46,191,058      62%   $44,212,573    66%  $1,978,485       4%

Admission & Seat
  Revenue              10,681,419      15     10,322,496    15      358,923       3

License, Rights, Broadcast
  & Sponsorship Revenue 5,833,765       8      5,432,850     8      400,915       7

Concession Commission   1,531,761       2      1,798,167     3     (266,406)    -15

Program Revenue         1,696,010       2      1,865,790     3     (169,780)     -9

Riverboat Admissions
  Revenue               5,430,462       7        527,679     1    4,902,783     929

Derby Expansion Area    1,337,350       2     1,128,270      2      209,080      19

Other                   1,356,674       2     1,202,177      2      154,497      13
                      -----------     ----   -----------    ---- ----------     ----
                      $74,058,499     100%   $66,490,002    100% $7,568,497      11%
                      ===========     ====   ===========    ==== ==========     ====

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


OPERATING EXPENSES

            In Kentucky and Indiana, purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intertrack and simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increase in riverboat purses of $2.6 million is directly related to the $4.9 million increase in riverboat admissions revenue.

            Wages and contract labor increased $890,000. General wage increases, including a new pari-mutuel clerks union contract in Kentucky which increased mutuel clerks' wages, account for a significant portion of the variance.

            Advertising, marketing & publicity expenses increased $606,000 which includes an increase in the Churchill Downs direct marketing expenses as part of the aggressive marketing plan initiated during the live racing meet.

            Simulcast host fees increased primarily as a result of expansion of whole-card wagering during the Spring live racing meet.

            Audio, video and signal distribution expense increases of $269,000 represents costs associated with the greater number of sites being sent the Company's live racing products and additional equipment for enhanced and expanded areas for whole-card wagering in Kentucky.

            The insurance, taxes & license fees decrease of $203,000 was achieved by lower insurance costs in both Kentucky and Indiana.

             Derby expansion area expenses increased in relation to increased space sold Derby weekend. Other Meeting Expenses rose $217,000 due primarily to increases in meet related printing expenses.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


      Following is a summary of Operating Expenses:

                                         OPERATING EXPENSE SUMMARY
                        -----------------------------------------------------------
                        Six Months    % of     Six Months   % of    1997 VS.  1996
                          Ended        Net       Ended      Net
                         June 30   Operating    June 30  Operating     $        %
                          1997      Expenses     1996    Expenses   Change   Change
                        ----------  --------  ---------- --------  --------  ------
Purses:
  On-track              $7,267,307       14%  $7,374,473     16%  ($107,166)    -1%
  Intertrack-Host        2,078,509         4   2,262,832       5   (184,323)     -8
  Simulcast- Receiving   6,269,524        12   5,554,331      12    715,193      13
  Simulcast-Host         4,594,141         9   4,151,239       9    442,902      11
  Riverboat              2,863,606         6     263,838       -  2,599,768     985
                       -----------       --- -----------     --- ----------     ---
                       $23,073,087       45% $19,606,713     42% $3,466,374     18%

Wages and Contract Labor 9,798,634        19   8,909,004      19    889,630      10

Advertising, Marketing
  & Publicity            2,689,438         5   2,083,656       4    605,782      29

Racing Relations
  & Services             1,068,113         2   1,035,281       2     32,832       3

Totalisator Expense        789,877         2     770,321       2     19,556       3

Simulcast Host Fee       3,919,550         8   3,822,315       8     97,235       3

Audio/Video & Signal
  Distribution Expense   1,088,597         2     819,133       2    269,464      33

Program Expense          1,251,719         2   1,271,430       3    (19,711)     -2

Depreciation &
  Amortization           2,248,616         4   2,291,564       5    (42,948)     -2

Insurance, Taxes &
  License Fees           1,269,905         2   1,473,076       3   (203,171)    -14

Maintenance              1,075,505         2     977,415       2     98,090      10

Utilities                1,214,189         2   1,263,477       3    (49,288)     -4

Derby Expansion Area       592,658         1     415,915       1    176,743      42

Facility/Land Rent         397,958         1     419,641       1    (21,683)     -5

Other meeting expense    1,508,280         3   1,291,386       3     216,894     17
                       -----------      ---- -----------     ---- ----------    ----
                       $51,986,126      100% $46,450,327     100% $5,535,799     12%
                       ===========      ==== ===========     ==== ==========    ====

                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Selling, general and administrative expenses increased by $547,000 during the six month period ended June 30, 1997, which represents only a slight increase as a percentage of revenues from 5.8% to 5.9%.

            The interest income increase of $102,000 represents the additional earnings generated by the Company from its short-term cash investments. Miscellaneous income increased by $117,000 primarily as a result of a dividend payment received on annuity contracts related to a terminated pension plan.

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

            Net earnings for the three months ended June 30, 1997 increased by approximately $890,000 compared to the same three months last year as a result of an increase in the Company's net revenues offset partially by lower profit margins associated with simulcasting revenues. Additional interest income also contributed to the increase.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED MARCH 31, 1997

            The increase in net earnings for the three months ended June 30, 1997 from the net loss for the three months ended March 31, 1997 is primarily the result of live racing income generated at Churchill Downs during the Kentucky Derby and the Kentucky Oaks weekend and the rest of the 1997 Spring meet. Live racing in Kentucky begins in the second quarter during which the Company earns a substantial portion of it net earnings.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1996 TO JUNE 30, 1997

            The cash and cash equivalent balances at June 30, 1997 were $7.9 million higher than December 31, 1996 due to the cash generated during 47 live race days at Churchill Downs, principally the Kentucky Derby and Oaks weekend. Cash and cash equivalent balances during May and June are historically at the highest levels of the year.

            Accounts receivable at June 30, 1997 were $7.3 million higher than December 31, 1996 due primarily to interstate and intrastate simulcasting settlements relating to the 1997 Spring race meet.

            Plant  and   equipment   increased   by  $2.8  million  due  to  the
construction of a new on-site simulcast facility as well as routine capital spending throughout the Company. This was offset by approximately $2 million in depreciation expense.

            Accounts payable at June 30, 1997 were $5.0 million higher than December 31, 1996 as a result of simulcast settlements due other racetracks and additional payables relating to the Company's 1997 Spring Meet including horsemen's payable balances. Live-meet payable balances for the 1996 Fall Meet had substantially been paid prior to December 31, 1996.

            Accrued expenses increased by $2.0 million at June 30, 1997 as a result of expenses generated during the 1997 Spring Meet.

            Dividends payable decreased by $2.4 million at June 30, 1997 due to the payment of dividends (declared in 1996) in the first quarter of 1997.

            Income taxes payable increased by $4.3 million at June 30, 1997 representing the estimated income tax expense attributed to the income generated in the second quarter of 1997.

            Deferred revenue was $5.4 million lower at June 30, 1997 due to the significant amount of admission and seat revenue that was received in advance at December 31 and recognized as income in May 1997 for the Kentucky Derby and Kentucky Oaks.

            Outstanding mutuel tickets increased by $1.5 million at June 30, 1997 as a result of unclaimed mutuel tickets relating to the 1997 Spring Meet.

                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET JUNE 30, 1996 TO JUNE 30, 1997

            Cash and cash equivalents increased $2.1 million in 1997 over 1996 based upon the increased earnings of the Company.

            The accounts receivable increase of $6.9 million includes an increase in the Indiana riverboat admissions tax receivable of $3.4 million and an increase in simulcast settlement receivables from other racetracks.

            Plant and equipment increased by approximately $4 million due to the construction of a new on-site simulcast facility as well as routine capital spending throughout the Company during the past twelve months. Plant and equipment additions were offset by approximately $4 million in depreciation expense.

            Accounts payable and accrued expenses increased $4.4 million at June 30, 1997 due primarily to the timing of payments of live meet-related expenses and horsemen's payable balances.

LIQUIDITY AND CAPITAL RESOURCES

            The working capital surplus for the six months ended June 30, 1997 increased by approximately $4.9 million compared to June 30, 1996 as shown below:

                                                         JUNE  30
                                                 ----------------------------
                                                     1997            1996
                                                     ----            ----
Working capital surplus (deficiency)             $ 959,696       $( 3,989,701)
Working capital ratio                            1.03 to 1           .83 to 1

            The increase in the surplus reflects the improved liquidity of the Company consistent with its continually improving financial performance.

                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Cash flows provided by operations were $13,306,000 for the six months ended June 30, 1997 compared to $17,213,000 for the six months ended June 30, 1996. The decrease of $3,908,000 is primarily the result of increased short-term accounts receivable. Management believes cash flows from operations during 1997 will be substantially in excess of the Company's disbursements for the year.

            The Company has a $20,000,000 unsecured line-of-credit available with $20 million available at June 30, 1997 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

RECENT ACCOUNTING DEVELOPMENTS

            In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its future or previously reported earnings per share.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its financial statements.

SUBSEQUENT EVENT

            In July 1997, BC Racing Group, LLC (BC), of which the Company is a 24% owner, purchased Dueling Grounds racecourse for $11 million at a Federal Bankruptcy Court sale after having purchased underlying mortgage notes to the property from the mortgagee at a discount. Located in Franklin, Kentucky, just north of Nashville, Tennessee, Dueling Grounds opened in 1991, conducting short race meets and year-round simulcasting. The Company has one seat on the four-person Management Committee of BC. The Company will account for its investment in BC of $2,187,500 under the equity method of accounting.

                           CHURCHILL DOWNS INCORPORATED


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable



                            PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The registrant's 1997 Annual Meeting of Shareholders was held on June 19, 1997. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                          VOTES FOR       VOTES WITHHELD
      DIRECTORS:

      William S. Farish                   2,570,163          11,659
      G. Watts Humphrey, Jr.              2,570,271          11,551
      Arthur B. Modell                    2,229,842          351,980
      Dennis D. Swanson                   2,565,965          15,857

            A proposal (Proposal No. 2) to approve amending Churchill Downs' Articles of Incorporation to increase the percentage of shareholders required to call a special meeting of the Company's shareholders was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 1,782,022 shares were voted in favor of the proposal; 437,753 were voted against; and 10,547 abstained.

            A proposal (Proposal No. 3) to approve the minutes of the 1996 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting:
      2,550,994 shares were voted in favor of the proposal; 19,568 were voted against; and 10,260 abstained.

            The total number of shares of common stock outstanding as of April 18, 1997, the record date of the Annual Meeting of Shareholder, was 3,654,264.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            A.    See exhibit index.

            B. During the quarter ending June 30, 1997, no Form 8-Ks were filed by the Company.

                                    SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHURCHILL DOWNS INCORPORATED



      August 13, 1997                     \S\THOMAS H. MEEKER
                                          -------------------------------------
                                          Thomas H. Meeker
                                          President and Chief Executive Officer



      August 13, 1997                     \S\ ROBERT L. DECKER
                                          -------------------------------------
                                          Robert L. Decker
                                          Senior Vice President, Finance
                                          (Chief Financial Officer)



      August 13, 1997                     \S\VICKI L. BAUMGARDNER
                                          -------------------------------------
                                          Vicki L. Baumgardner, Vice President
                                          and Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

NUMBERS           DESCRIPTION                               BY REFERENCE TO

  2               Restated Bylaws of Churchill Downs        Page 24-35
                  Incorporated