Form 10-Q
period 1997-09-30
CHURCHILL DOWNS INC
filed 1997-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to
                               --------------------  ------------------------

      Commission file number      0-1469
                              --------------

                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

               KENTUCKY                                   61-0156015
       ------------------------------                 -------------------
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

                             Yes   X     No______

The number of shares outstanding of registrant's common stock at November 1, 1997 was 3,658,468 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X


                                                                         PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets, September 30, 1997,
            December 31, 1996 and September 30, 1996                       3

            Condensed Consolidated Statements of Operations for the
            nine and three months ended September 30, 1997 and 1996        4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996                  5

            Condensed Notes to Consolidated Financial Statements           6-7

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-19

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk (Not Applicable)                                   20

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 6.  Exhibits and Reports on Form 8-K                               20

   Signatures                                                              21

   Exhibit Index                                                           22

   Exhibits                                                                23-39


                          CHURCHILL DOWNS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                      September 30     December 31   September 30
      ASSETS                               1997            1996         1996
                                      ------------     ------------ --------------
Current assets:
  Cash and cash equivalents            $11,030,692     $  8,209,414    $ 9,546,648
  Accounts receivable                   11,627,361        5,218,236      3,152,738
  Other current assets                     548,464          679,221        263,007
                                    ---------------  -------------- --------------
    Total current assets                23,206,517       14,106,871     12,962,393

Other assets                             5,803,188        3,739,906      3,822,956
Plant and equipment                    104,059,771      100,025,412     99,743,493
Less accumulated depreciation          (40,227,530)     (37,143,223)   (36,141,096)
                                       -----------      -----------    -----------
                                        63,832,241       62,882,189     63,602,397
                                      ------------     ------------   ------------
                                       $92,841,946      $80,728,966    $80,387,746
                                       ===========      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $10,532,273      $ 7,575,573    $11,755,821
  Accrued expenses                       6,096,346        5,802,330      5,272,632
  Dividends payable                             -         2,375,271              -
  Income taxes payable                   2,605,534        2,510,508      2,569,508
  Deferred revenue                       7,778,630        6,511,902      1,825,689
  Long-term debt, current portion           79,805           73,893         70,097
                                       -----------      -----------    -----------
      Total current liabilities         27,092,588       24,849,477     21,493,747

Long-term debt, due after one year       2,827,191        2,925,298      2,885,784
Outstanding mutuel tickets
  (payable after one year)               2,702,221        2,031,500      2,564,265
Deferred compensation                      884,000          825,211        817,562
Deferred income taxes                    2,316,600        2,316,600      2,415,500
Stockholders' equity:
  Preferred stock, no par value;
    authorized, 250,000 shares; issued,
    none                                         -                 -              -
  Common stock, no par value; authorized,
    10 million shares, issued 3,658,468
    shares, September 30, 1997, 3,654,264
    shares, December 31, 1996 and
    September 30, 1996                   3,613,697        3,493,042      3,493,013
  Retained earnings                     53,470,649       44,352,838     46,851,050
  Deferred compensation costs                    -                -       ( 68,175)
  Note receivable for common stock         (65,000)         (65,000)       (65,000)
                                       -----------      -----------    -----------
                                        57,019,346       47,780,880     50,210,888
                                       -----------      -----------    -----------
                                       $92,841,946      $80,728,966    $80,387,746
                                       ===========      ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                          CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the nine and three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                    Nine Months Ended         Three Months Ended
                                      September 30               September 30
                                   1997         1996           1997          1996
                               -----------  -----------   -------------  ------------

Net  revenues                  $90,488,275  $81,690,754     16,827,607   $ 15,200,752
Operating expenses              69,391,492   62,875,236     17,803,197     16,424,909
                               -----------  -----------   ------------   ------------

   Gross earnings (loss)        21,096,783   18,815,518       (975,590)    (1,224,157)

Selling, general and
   administrative expenses       6,421,807    5,403,696      2,029,680      1,558,273
   Operating income (loss)      14,674,976   13,411,822     (3,005,270)    (2,782,430)

Other income and expense:
   Interest income                 349,286      214,924        152,446        120,293
   Interest expense               (255,930)    (238,515)      (107,220)          (292)
   Miscellaneous, net              289,479      296,244         90,835        171,441
                               -----------  -----------    -----------    -----------

                                   382,835      272,653        136,061        291,442
                               -----------  -----------    -----------    -----------

   Earnings (loss) before income
     tax provision (benefit)    15,057,811   13,684,475     (2,869,209)    (2,490,988)

Federal and state income tax
   (provision) benefit          (5,940,000)  (5,490,000)     1,050,000        910,000
                               -----------  -----------    -----------    -----------

   Net earnings (loss)          $9,117,811   $8,194,475    $(1,819,209)  $ (1,580,988)
                               ===========  ===========    ===========   ============

Net earnings (loss) per share
   (based on weighted average shares
   outstanding of 3,656,820 and 3,747,195
   nine months ended, respectively and
   3,656,794 and 3,704,721, three
   months ended, respectively)       $2.49        $2.19          $(.50)        $(.43)
                                     =====        =====          =====         =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                            Nine Months Ended September 30
                                                1997             1996
                                             -----------     -----------
Cash flows from operating activities:
   Net earnings                              $ 9,117,811     $ 8,194,475
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization             3,340,076       3,441,832
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
       Accounts receivable                      (796,921)     (1,053,837)
       Other current assets                      130,757         286,813
       Income taxes payable                       95,026       1,520,000
       Deferred revenue                       (4,345,476)     (4,272,852)
       Accounts payable                        2,956,700       5,238,313
       Accrued expenses                          294,016       1,961,750
       Other assets and liabilities              597,959         864,853
                                             -----------     -----------

     Net cash provided by operating
       activities                             11,389,948      16,181,347
 Cash flows from investing activities:
   Additions to plant and equipment, net      (4,034,359)     (2,292,030)
   Purchase of minority-owned investment      (2,187,500)              -
                                             -----------     -----------
     Net cash used in investing activities    (6,221,859)     (2,292,030)
                                             -----------     -----------

Cash flows from financing activities:
   Decrease in long-term debt, net               (92,195)     (3,465,295)
   Dividend paid                              (2,375,271)     (1,892,302)
   Common stock issued                           120,655         112,941
   Common stock repurchased                            -      (4,954,201)
                                             -----------    ------------
     Net cash used in financing activities    (2,346,811)    (10,198,857)
                                             -----------    ------------

Net increase in cash and cash equivalents      2,821,278       3,690,460
Cash and cash equivalents, beginning of
  period                                       8,209,414       5,856,188
Cash and cash equivalents, end of
  period                                     $11,030,692     $ 9,546,648
                                             ===========     ===========

Supplemental  Disclosures of cash flow information:
Cash paid during the period for:
   Interest                                  $   115,290     $   261,182
   Income taxes                              $ 5,823,674     $ 3,770,000
Schedule of Non-cash Operating Activities:
   Invoicing for 1998 Kentucky Derby and
     Oaks                                    $ 5,612,204               -



The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             for the nine months ended September 30, 1997 and 1996
                                   (Unaudited)


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

            During the nine months ended September 30, 1997 and 1996 the Company conducted simulcast receiving wagering for 1,071 and 1,044 location days, respectively, which includes simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 167 days in 1997 compared to 160 days in 1996. Through its subsidiary, Hoosier Park L.P. ("Hoosier Park"), the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 904 days during the nine month period compared to 884 days in 1996. Additionally, the Company conducts simulcast wagering on-track during its Churchill Downs and Hoosier Park live race meets.

            2. The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1996 for further information. The accompanying consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

            3. The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, none of which are greater than the bank's prime rate. The line of credit expires January 31, 1998. There were no borrowings outstanding at September 30, 1997, December 31, 1996 and September 30, 1996.

            4. Certain balance sheet and statement of operations items have been reclassified in the prior year to conform to current period presentation.

                          CHURCHILL DOWNS INCORPORATED

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        for the nine months ended September 30, 1997 and 1996 (continued)
                                   (Unaudited)


            5. On January 22,  1992,  the  Company  acquired  certain  assets of
Louisville Downs, Incorporated for $5,000,000. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. Substantially, all of the $1,000,000 hold back has been utilized as of September 30, 1997. The Company awaits a ruling from the Commonwealth of Kentucky on whether the remediation is complete.

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

            6. During the nine month period ended September 30, 1997, the Company issued 4,204 shares of its common stock to employees under its Stock Purchase Plan for total proceeds of $120,655.

            7. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its future or previously reported earnings per share.

            8. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect adoption of this standard will have a material impact on its financial statements.

            9. In July 1997, BC Racing Group, LLC (BC), of which a wholly-owned subsidiary of the Company is a 24% owner, purchased Dueling Grounds racecourse for $11 million at a Federal Bankruptcy Court sale after having purchased underlying mortgage notes to the property from the mortgagee at a discount. Located in Franklin, Kentucky, just north of Nashville, Tennessee, Dueling Grounds opened in 1991, conducting short race meets and year-round simulcasting. The Company will account for its investment in BC of $2,187,500 under the equity method of accounting.

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

            The Company's principal business is conducting pari-mutuel wagering on Thoroughbred and Standardbred horse races. The Kentucky Derby and Kentucky Oaks, which are run on the first weekend in May of each year, continue to be the Company's outstanding attractions. The Spring Thoroughbred meet average daily attendance and handle increased by 2 and 4 percent, respectively, in Kentucky. Derby weekend accounted for approximately 30% of total on-track pari-mutuel wagering and 34% of total on-track attendance for the 1997 Spring Meet at Churchill Downs compared to 30% and 35%, respectively, in 1996.

            The Company, through its subsidiary, Hoosier Park, L.P. ("Hoosier Park"), is majority owner and operator of Indiana's only pari-mutuel racetrack, Hoosier Park in Anderson, Indiana. Hoosier Park conducted live Standardbred racing beginning April 24, 1997 and ending on August 24, 1997. Hoosier Park also conducted live Thoroughbred racing in the third quarter beginning September 12, 1997 through the end of September 1997 and will continue the Thoroughbred meet through November 29, 1997. Average daily attendance and daily handle figures for the 1997 Standardbred race meet were down by 13 and 15 percent, respectively, compared to the 1996 Standardbred race meet.

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

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            In Kentucky, licenses to conduct Thoroughbred race meetings and to participate in simulcasting are approved annually by the Kentucky Racing Commission (KRC) based upon applications submitted by the racetracks in Kentucky, including the Company. Based on gross figures for on-track pari-mutuel wagering and attendance, the Company is the leading Thoroughbred racetrack in Kentucky. The Company conducted live racing from April 26 through June 29, 1997, and has been granted a license to conduct live racing during the period October 26 through November 29, 1997 for a total of 77 racing days in Kentucky compared to 78 racing days in 1996. The Company has received approval from the KRC to conduct live racing in Kentucky from April 25, 1998 through June 28, 1998 (Spring Meet) and from November 1, 1998 through November 28, 1998 (Fall Meet) for a total of 70 racing days.

            The Company will host Breeders' Cup Day on November 7, 1998. Breeders' Cup Limited is a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup Day races are held annually, featuring $11 million in purses, for the purpose of determining Thoroughbred champions in seven different events. Racetracks across the United States compete for the privilege of hosting the Breeders' Cup Day races each year. The Breeders' Cup Day races were held in California in November 1997. Hosting the event in 1998 may have a positive impact on the Company's 1998 results.

            In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (IHRC) based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred or Thoroughbred race meetings and to participate in simulcasting. In Indiana the Company has been granted a license to conduct live racing in 1997 for a total of 143 racing days, including 85 days of Standardbred racing from April 24 through August 24, 1997, and 58 days of Thoroughbred racing from September 12 through November 29, 1997. In 1996, the Company conducted live racing for a total of 132 racing days, including 80 days of Standardbred racing and 52 days of Thoroughbred racing. The Company will submit an application for 1998 live racing days in Indiana to the IHRC during the fourth quarter and no significant changes in racing dates for 1998 are expected.

            With the advent of whole card simulcasting, the Company conducts interstate simulcasting year-round on multiple racing programs each day from around the nation. For 1997, the Company has been granted a license to operate simulcast receiving locations in Kentucky and Indiana for all dates from January 1 through December 31 and intends to receive simulcasting on all days it is economically feasible. The number of receiving days in Kentucky and Indiana has increased seven and twenty days, respectively, in 1997 compared to 1996. Hoosier Park is continuing to evaluate sites and may ultimately be supported by a fourth whole card simulcasting facility in Indiana. An increase in the number of days or facilities would be expected to enhance operating results.

            Because the business of the Company is seasonal, the number of persons employed will vary throughout the year. Approximately 600 individuals are employed on a permanent year-round basis. During the second quarter, approximately 2,600 persons were employed by the Company at all of its locations.

                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            There are currently four riverboat casinos operating on the Ohio River along Kentucky's border -- two in the southeastern Indiana cities of Lawrenceburg and Rising Sun, one in southwestern Indiana in Evansville and one at Metropolis, Illinois.

            Direct competition with these riverboats has negatively impacted wagering at racetracks in western and northern Kentucky. Churchill Downs experienced small increases in attendance and wagering during its 1997 Spring Meet, due primarily to an aggressive on-track marketing program, and further expansion of both intertrack and interstate simulcasting.

            Two additional riverboats are anticipated to open along the Indiana shore of the Ohio River. Caesars World has been licensed to open the nation's largest riverboat casino in Harrison County, Indiana, just 10 miles from Louisville. Developers of this project are currently awaiting issuance of a permit from the Army Corps of Engineers. A license to open a fifth Indiana riverboat along the Ohio River in either Crawford County or Switzerland County, within 30 and 70 miles, respectively of Louisville, is also under consideration by the Indiana Gaming Commission.

            In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near the Company's Sports Spectrum in Merrillville, Indiana. The Company's pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

            Studies project that once all riverboats are open and mature, Churchill Downs could experience as much as a 30% decline in on-track wagering and a 20% decline in the Louisville, Kentucky, Sports Spectrum business.

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

            Churchill Downs' Board of Directors passed a resolution in June 1996, instructing the Company's management to aggressively pursue alternative forms of gaming at its racetrack facilities in Louisville. The integration of alternative gaming products at the racetrack is one of four core business strategies developed by the Company to position itself to compete in this changing environment. Implementing these strategies, the Company has successfully grown its live racing product by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. Alternative gaming in the form of video lottery terminals and slot

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


machines would enable Churchill Downs to effectively compete with Indiana riverboat casinos, and provide new revenue for purse money and capital investment. Currently, Churchill Downs is working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

            The Company owned and operated two live racing facilities and four simulcast wagering facilities during the nine month periods ended September 30, 1997 and 1996. The chart below summarizes attendance and wagering handle for the operations in 1997 and 1996 for the nine month periods:

                                      KENTUCKY                             INDIANA
                        -----------------------------------   ------------------------------------
                        Nine Months   Nine Months              Nine Months  Nine Months
                            Ended       Ended                     Ended         Ended
                        September 30 September 30  Increase   September 30 September 30  Increase
                              1997       1996     (Decrease)     1997         1996      (Decrease)
                        ------------ ------------  --------   ------------ ------------  --------
ON-TRACK
 Number of Race Days              47           48      (1)          100            89      11
 Attendance                  687,533      685,228       -       119,068       118,928       -
 Handle                  $96,580,365  $95,077,056       2%   $7,187,996    $7,728,249     -7%
 Average Daily Attendance     14,628       14,276       2%        1,191         1,336    -11%
 Average Daily Handle     $2,054,901   $1,980,772       4%      $71,880       $86,834    -17%
 Per Capita Handle           $140.47      $138.75       1%       $60.37        $64.98     -7%

INTERTRACK/SIMULCAST-HOST(SENDING)
 Number of Race Days              47           48      (1)          100            89      11
 Handle                 $315,413,060 $284,048,671      11%  $15,690,932    $6,118,208    156%
 Average Daily Handle     $6,710,916   $5,917,681      13%     $156,909       $68,047    131%

INTERTRACK/SIMULCAST-RECEIVING*
 Number of Race Days             167          160       7           904           884      20
 Attendance                  378,100      361,018       5%           **            **      **
 Handle                 $102,716,114 $ 97,848,742       5% $102,126,265  $105,617,223     -3%
 Average Daily Attendance      2,264        2,256       -            **            **      **
 Average Daily Handle       $615,067     $611,555       1%     $112,972      $119,476     -5%
 Per Capita Handle           $271.66      $271.04       -            **            **      **

Total Handle            $514,709,539 $476,974,469       8% $125,005,193  $119,463,680      5%

*         The Company's Indiana operations include four separate simulcast wagering facilities.
**    Attendance figures are not kept for the off-track wagering facilities in Indiana.







                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Total handle in Kentucky increased approximately $37.7 million (8%) primarily as a result of a $31.4 million (11%) increase in simulcast-host handle. The Company's live races at Churchill Downs were transmitted to a record number of outlets across the nation for the 1997 Spring Meet.

            In Indiana, total handle increased approximately $5.5 million (5%) primarily as a result of a 156% increase in simulcast-host handle. The number of live race days in Indiana increased by 11 days and were transmitted to more outlets across the nation for the nine-months ended September 30, 1997.
Conversely, on-track average daily attendance and average daily handle figures decreased by 11% and 17%, respectively.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO 1996

NET REVENUES

            Net  revenues  during  the nine  months  ended  September  30,  1997 increased  approximately  $8.8 million (11%).  Approximately $2.4 million of the total net  revenue  increase  was the  result of  increased  simulcast-receiving pari-mutuel revenues at Churchill Downs generated from Kentucky operations. This increase  was  partially  offset by a $180,000  decline  in  simulcast-receiving revenues in Indiana.  The construction of an on-site simulcast wagering facility at Churchill  Downs used during live racing in Kentucky as well as growth at the
Sports  Spectrum  wagering  facility  during non-live racing times generated the positive variance for Kentucky operations.  Simulcast-host  revenues contributed
$602,000 to the increase in total net revenues,  with the  Company's  live races being transmitted to a record number of outlets.

            License, rights, broadcast and sponsorship revenues increased due to new corporate sponsors during the Spring Meet at Churchill Downs including sponsors for three steeplechase races held for the first time since the late
1800's. Concession revenues declined $473,000 (22%) as a result of concession price reductions as part of the Company's aggressive on-track marketing program.
Derby expansion area revenues increased as additional space was added for corporate sponsors for the Kentucky Derby and Oaks days.

            Riverboat admissions revenue from the Company's Indiana operations increased $6.5 million as a result of the opening of additional riverboats along the Ohio River and Lake Michigan since June 30, 1996. The net increase in riverboat admissions revenue, after required purse and marketing expenses of approximately $4.8 million, is $1.7 million.




                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Following is a summary of Net Revenues:

                                           NET REVENUE SUMMARY
                     ----------------------------------------------------------------

                      Nine Months          Nine Months
                        Ended       % of      Ended       % of       1997 VS. 1996
                     September 30    Net   September 30    Net        $         %
                         1997      Revenue     1996      Revenue   Change     Change
                     ------------  ------- -----------   -------   ------     ------
Pari-Mutuel Revenue:
 On-track              13,679,913    15%   $14,057,689     17%   ($377,776)     -3%
 Intertrack-Host        4,646,898      5     4,906,386       6    (259,488)      -5
 Simulcast-Receiving   29,809,989     33    27,590,212      34   2,219,777        8
 Simulcast Host         9,165,465     10     8,563,103      10     602,362        7
                      ----------- ------   -----------   -----  ----------     ----
                      $57,302,265    63%   $55,117,390     67%  $2,184,875       4%

Admission & Seat
  Revenue              11,016,414     12    10,975,351      13      41,063        -

License, Rights, Broadcast
  & Sponsorship Revenue 5,925,759      7     5,517,677       7     408,082        7

Concession Commission   1,678,846      2     2,152,271       3    (473,425)     -22

Program Revenue         2,256,058      3     2,457,357       3    (201,299)      -8

Riverboat Admissions
 Revenue                9,137,345     10     2,622,436       4   6,514,909      248

Derby Expansion Area    1,337,620      1     1,128,270       1     209,350       19

Other                   1,833,968      2     1,720,002       2     113,966        7
                      -----------   ----   -----------     ---- ----------      ----
                      $90,488,275   100%   $81,690,754     100% $8,797,521       11%
                      ===========   ====   ===========     ==== ==========      ====

                           CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


OPERATING EXPENSES

            In Kentucky and Indiana, purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intertrack and simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increase in riverboat purses of $3.3 million is directly related to the $6.5 million increase in riverboat admissions revenue.

            Wages and contract labor increased $1.4 million. In addition to volume wage increases, general wage increases, including a new pari-mutuel clerks union contract in Kentucky which increased mutuel clerks' wages, account for a significant portion of the variance. The increase in the base-wage scale for pari-mutuel clerks throughout 1997 replaced the previous bonus provision which was triggered and accounted for in the fourth quarter. Also contributing to the increase is a revised contract with the crowd management vendor in Kentucky and security changes at the Louisville Sports Spectrum.

            Advertising, marketing and publicity expenses increased $628,000 which includes an increase in the Churchill Downs direct marketing expenses as part of the aggressive marketing plan initiated during the live racing meet.

            Simulcast host fees increased primarily as a result of expansion of whole-card wagering during the Spring live racing meet.

            Audio, video and signal distribution expense increases of $411,000 represent costs associated with sending the Company's live racing products to a greater number of sites and additional equipment for enhanced and expanded areas for whole-card wagering in Kentucky.

            The insurance, taxes and license fees decrease of $207,000 was achieved by lower insurance costs in both Kentucky and Indiana.

             Derby expansion area expenses increased in relation to increased space sold Derby weekend.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


    Following is a summary of Operating Expenses:

                                         OPERATING EXPENSE SUMMARY
                      -------------------------------------------------------------
                       Nine Months           Nine Months
                          Ended       % of      Ended       % of     1997 VS.  1996
                      September 30 Operating September 30 Operating     $       %
                          1997      Expenses     1996     Expenses   Change  Change
                      ------------ --------- ------------ ---------- ------  ------
Purses:
  On-track              $7,621,597      11%  $7,744,028      12%  ($122,431)    -2%
  Intertrack-Host        2,174,146        3   2,262,831        4    (88,685)     -4
  Simulcast- Receiving   9,542,075       14   9,260,501       15    281,574       3
  Simulcast-Host         4,669,537        7   3,784,605        6    884,932      23
  Riverboat              4,701,220        7   1,434,248        2  3,266,972     228
                      ------------     ---- ------------    ---- ----------    ----
                       $28,708,575      42% $24,486,213      39% $4,222,362     17%

Wages and Contract
  Labor                 13,569,389       19  12,204,758       19  1,364,631      11

Advertising, Marketing
  & Publicity            3,584,782        5   2,956,313        5    628,469      21

Racing Relations
  & Services             1,295,212        2   1,275,411        2     19,801       2

Totalisator Expense      1,119,758        2   1,152,965        2    (33,207)     -3

Simulcast Host Fee       5,906,651        8   5,725,570        9    181,081       3

Audio/Video & Signal
  Distribution Expense   1,606,604        2   1,195,419        2    411,185      34

Program Expense          1,737,891        2   1,785,020        3    (47,129)     -3

Depreciation &
  Amortization           3,340,076        5   3,441,832        6   (101,756)     -3

Insurance, Taxes &
  License Fees           1,819,475        3   2,026,870        3   (207,395)    -10

Maintenance              1,418,404        2   1,394,005        2     24,399       2

Utilities                1,832,697        3   2,005,167        3   (172,470)     -9

Derby Expansion Area       598,798        1     436,323        1    162,475      37

Facility/Land Rent         611,078        1     645,913        1    (34,835)     -5

Other meeting expense    2,242,102        3   2,143,457        3     98,645       5
                       -----------     ---- -----------     ---- ----------    ----
                       $69,391,492     100% $62,875,236     100% $6,516,256     10%
                       ===========     ==== ===========     ==== ==========     ===

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Selling, general and administrative expenses increased by $1,018,000 during the nine month period ended September 30, 1997 which only represents a one-half percent increase as a percentage of net revenues. Several new positions were added for 1997 to support base business growth and to align the Company's organizational structure to support strategic growth initiatives.

            The interest income increase of $134,000 represents the additional earnings generated by the Company from its short-term cash investments.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

            Net losses for the three months ended September 30, 1997 of $1,819,000 were higher by approximately $238,000 compared to the same three months last year totaling $1,581,000 as a result of a slight increase in the Company's selling, general and administrative expenses, for the same reasons as described above for the nine months ended, additional interest expense of $107,000 offset partially by an increase in interest income of $32,000 and a decrease in miscellaneous income. The difference in the effective tax rates for the three months ended September 30, 1997 and 1996 are due to a slight revision of the estimated annual tax rate.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1997

            The decrease in net earnings (loss) for the three months ended September 30, 1997 totaling $1,819,000 from the net earnings for the three months ended June 30, 1997 of $12,785,706 is primarily the result of live racing income generated at Churchill Downs during the Kentucky Derby and the Kentucky Oaks weekend and the rest of the 1997 Spring meet. Live racing in Kentucky begins in the second quarter during which the Company earns a substantial portion of its net earnings. No live racing is conducted in Kentucky during the third quarter.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET SEPTEMBER 30, 1997 TO DECEMBER 31, 1996

            The cash and cash equivalent balances at September 30, 1997 were $2.8 million higher than December 31, 1996 due to the cash generated during 47 live race days at Churchill Downs, including the Kentucky Derby and Oaks weekend. Cash balances during May and June are historically at the highest levels of the year, and they decrease as the year progresses due to normal business operations.

            Accounts receivable at September 30, 1997 were $6.4 million higher than December 31, 1996 due primarily to the invoicing for the 1998 Kentucky Derby and Oaks races late in the third quarter of 1997 versus invoicing for the 1997 Kentucky Derby and Oaks races early in the fourth quarter in 1996 which was substantially received by December 31, 1996.

            Other assets at September 30, 1997 were $2.1 million higher than December 31, 1996 due primarily to the Company's 24% ownership investment in BC Racing Group, LLC totaling $2.2 million.

            Plant and equipment increased by $4 million due to the construction of a new on-site simulcast facility as well as routine capital spending throughout the Company. This was offset by approximately $3.1 million in depreciation expense.

            The accounts payable and accrued expenses increase of $3.3 million is primarily the increase in simulcast settlement liabilities and the increase in purses payable which are due to the overall increase in simulcast wagering and riverboat admissions revenue.

            Dividends payable decreased by $2.4 million at September 30, 1997 due to the payment of dividends (declared in 1996) in the first quarter of 1997.

            The deferred revenue increase of $1.3 million represents the admission and seat revenue received in advance at September 30 for the 1997 Fall race meet which will be recognized in the fourth quarter of 1997.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET SEPTEMBER 30, 1997 TO SEPTEMBER 30,1996

            Cash and cash equivalents increased $1.5 million in 1997 over 1996 based upon the increased earnings of the Company.

            The accounts receivable increase of $8.5 million includes $5.6 million of the invoicing for the 1998 Kentucky Derby and Oaks races late in the third quarter of 1997 versus invoicing for the 1997 Kentucky Derby and Oaks races early in the fourth quarter in 1996. The Indiana riverboat admissions tax receivable of $4.3 million increased by $2 million.

            Other assets at September 30, 1997 were $2 million higher in 1997 over 1996 due primarily to the Company's 24% ownership investment in BC Racing Group, LLC.

            Plant and equipment increased by approximately $4.3 million due to the construction of a new on-site simulcast facility as well as routine capital spending throughout the Company during the past twelve months. Plant and equipment additions were offset by approximately $4.1 million in depreciation expense.

            The deferred revenue increase of $6 million is primarily the result of the invoicing of the 1998 Kentucky Derby and Oaks tickets.

LIQUIDITY AND CAPITAL RESOURCES

            This working capital deficiency for the nine months ended September 30, 1997 decreased by approximately $4.6 million compared to September 30, 1996 as shown below:

                                                         SEPTEMBER 30
                                                   1997                  1996
                                                   ----                  ----
Working capital surplus (deficiency)          $ ( 3,886,071)      $( 8,531,354)
Working capital ratio                            .86 to 1            .60 to 1

            This decrease reflects the improved liquidity of the Company consistent with its continually improving financial performance.

                          CHURCHILL DOWNS INCORPORATED

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


            Cash flows provided by operations were $11,390,000 and $16,181,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $4,791,000 is primarily the result of the timing of payment of accounts payable, income taxes payable and accrued expense balances. Management believes cash flows from operations during 1997 will be substantially in excess of the Company's disbursements for the year.

            The Company has a $20,000,000 unsecured line-of-credit available with $20 million available at September 30, 1997 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

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

                           CHURCHILL DOWNS INCORPORATED

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

                            PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5.     OTHER INFORMATION

            Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            A.    See exhibit index.
            B. During the quarter ending September 30, 1997, no Form 8-Ks were filed by the Company.

                                    SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHURCHILL DOWNS INCORPORATED



      November 14, 1997                   /S/THOMAS H. MEEKER
                                          -------------------
                                          Thomas H. Meeker
                                          President and Chief Executive Officer



      November 14, 1997                   /S/ROBERT L. DECKER
                                          -------------------
                                          Robert L. Decker
                                          Senior Vice President, Finance
                                          (Chief Financial Officer)



      November 14, 1997                   /S/VICKI L. BAUMGARDNER
                                          -----------------------
                                          Vicki L. Baumgardner, Vice President
                                          and Treasurer
                                          (Principal Accounting Officer)

                                   EXHIBIT INDEX

NUMBERS           DESCRIPTION                               BY REFERENCE TO
3 (a)             Amended and Restated Articles of          Pages 23-29
                  Incorporation of Churchill Downs
                  Incorporated

3 (b)             Restated Bylaws of Churchill Downs        Pages 30-39
                  Incorporated