Form 10-K
period 1997-12-31
CHURCHILL DOWNS INC
filed 1998-03-31
CIK 20212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For Year Ended December 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                          Commission File Number 0-1469
                          CHURCHILL DOWNS INCORPORATED
              Exact name of registrant as specified in its charter

               KENTUCKY 61-0156015 State or other jurisdiction of Incorporation or Organization IRS Employer Identification No.

700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                                 40208
----------------------------------------                                 -----
Address of Principal Executive Offices                                  Zip Code

Registrant's Telephone Number, Including Area Code                  502-636-4400

           Securities registered pursuant to Section 12(b) of the Act:
              NONE                                       NONE
------------------------------         -----------------------------------------
Title of Each Class registered         Name of Each Exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

As of March 27, 1998, 7,316,936 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $132,000,000.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1998 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 62 to 63.

                                     PART I

ITEM 1.        BUSINESS

        A.     INTRODUCTION

               Churchill Downs Incorporated (the "Company") primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875, and is internationally known as home of the Kentucky Derby. Through its subsidiary, Hoosier Park, L.P., the Company is majority owner and operator of Hoosier Park in Anderson, Indiana ("Hoosier Park"), which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. The Company conducts simulcast wagering on horse racing year-round at its four Churchill Downs Sports Spectrum facilities ("Sports Spectrum") in Kentucky and Indiana, as well as at its racetracks.

               In November 1997, the Company formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee those investments in which the Company participates as an equity investor and does not actively manage the operations. Among the investments held by CDIC are Tracknet, LLC ("Tracknet"), a telecommunications service provider for the pari-mutuel and simulcasting industries, and EquiSource, LLC ("EquiSource"), a recently formed procurement business which will assist in the group purchasing of supplies and services for the equine industry. The Company is a minority investor in both Tracknet and EquiSource. CDIC also holds the Company's investment in Kentucky Downs, LLC, a racetrack which conducts a limited Thoroughbred race meet as well as year-round simulcasting, near Franklin, Kentucky. These investments are not material to the Company's operations at this time.

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

        CHURCHILL DOWNS

        RACING

        Churchill Downs is a legendary sports venue and one of the premier racetracks in the world. The racetrack was founded by Col. M. Lewis Clark as the Louisville Jockey Club in 1874, and began conducting Thoroughbred racing the following year. Churchill Downs rose to prominence during the first half of this century as the Kentucky Derby became an internationally renowned classic. Churchill Downs has also hosted the Breeders' Cup Championship three times, in 1988, 1991 and 1994. Churchill Downs has been selected to host the Breeders' Cup for an unprecedented fourth time, during its 1998 Fall Meet. The Breeders' Cup races are held annually, featuring $12 million in purses, for the purpose of determining Thoroughbred champions in seven different events. Racetracks across North America compete for the privilege of hosting the Breeders' Cup races each year. Historically, hosting the Breeders Cup event has had a positive impact on the Company's annual results.

        Churchill Downs annually conducts two live Thoroughbred race meetings, a Spring Meet (late April through late June) and a Fall Meet (late October through late November). Churchill Downs conducted live racing on 77 days during the year ended December 31, 1997. For 1998, Churchill Downs has received a license to conduct live racing for a total of 71 racing days on approximately the same dates as the prior year's Spring and Fall race meetings. Churchill Downs will host the Breeders' Cup on November 7, 1998. The total number of days on which Churchill Downs conducts live racing fluctuates slightly each year.

        Based on average daily purse levels and average number of starters per race, Churchill Downs' 1997 Spring and Fall race meets ranked among the most competitive racing programs in the country. The Company believes that a quality live racing product will enable it to continue the growth in sales of Churchill Downs' race signal to out-of-state simulcast markets.

        The Kentucky Derby and Kentucky Oaks, both annually run the first weekend in May, continue to be the Company's premier events. In 1996, the Company increased the purse for the Kentucky Derby from $500,000-added to $1 million-guaranteed. At that same time, the purse for the Kentucky Oaks was increased from $300,000-added to $500,000-guaranteed, making it the country's richest three-year-old filly race. In 1997, Kentucky Derby and Kentucky Oaks Days accounted for approximately 20.5% of total on-track pari-mutuel wagering and 25.7% of total on-track attendance in Kentucky.

        More than 140,000 people attended the 1997 Kentucky Derby on May 3, the fourth-largest crowd in the Derby's 124-year history. Total wagering on the Derby Day race card, including simulcast wagering offered at over 1,000 domestic and international sites, was a record $82.8 million. A record crowd of 92,547 attended the 1997 Kentucky Oaks on May 2, making it the second-largest attended day of racing, other than Derby Day, in North America. Wagering on the Oaks Day race card totaled a record $21.4 million.

        RACETRACK FACILITY

        The Company owns its racetrack site and improvements located at or adjacent to 700 Central Avenue, Louisville, Kentucky (the "racetrack facility"). The racetrack facility consists of approximately 157 acres of land with a one-mile oval dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The physical plant includes clubhouse and grandstand seating for approximately 48,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full service restaurants. The Paddock Pavilion, a state-of-the-art simulcast wagering facility designed to accommodate 450 patrons, opened in May 1997. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and the Company's office facilities. The backside stable area has sprinkled barns sufficient to accommodate approximately 1,400 horses, and other facilities for backstretch personnel.

        The Company has made numerous capital improvements to the racetrack facility during the past ten years in order to better serve its horsemen and patrons. The dirt and turf tracks provide excellent venues for live Thoroughbred racing. The Company's ability to provide stabling facilities and a training track for horses at the racetrack facility is limited, but additional facilities are available, as discussed below. The Company's physical plant is fully utilized only on those days when live racing is conducted.

        CHURCHILL DOWNS SPORTS SPECTRUM

        GENERAL

        The Company also owns the real property and improvements known as the Churchill Downs Sports Spectrum (the "Louisville Sports Spectrum"), located at 4520 Poplar Level Road, Louisville, Kentucky. Formerly a Standardbred racetrack, this property was acquired by the Company in 1992, and converted into a simulcast wagering facility and Thoroughbred training annex. The 100,000-square-foot Louisville Sports

        Spectrum is located on approximately 88 acres of land, about seven miles from Churchill Downs.

        SIMULCAST FACILITY

        The Louisville Sports Spectrum provides state-of-the art audio/visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races in Kentucky and throughout the United States. Seven separate areas were created within the structure to accommodate the needs of a variety of patrons, from the seasoned handicapper to the novice player. The Company generally conducts simulcast wagering operations at the Louisville Sports Spectrum during periods when Churchill Downs is not operating a live race meet. However, the Louisville Sports Spectrum is open on Kentucky Derby Day and the immediately following Sunday.

        TRAINING AND STABLING ANNEX

        A portion of the Sports Spectrum property is used as a Thoroughbred stabling and training annex. The Company converted a former Standardbred track into a three-quarter (3/4) mile dirt track which is used for training Thoroughbreds. The existing barns on the property were demolished, and the Company constructed new sprinkled barns sufficient to accommodate approximately 500 horses, providing a year-round base of operation for many horsemen, and enabling the Company to attract new horsemen who desire to race at Churchill Downs.

        LICENSING

        Kentucky's racetracks, including Churchill Downs, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting (discussed below) are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. As stated above, the KRC has awarded Churchill Downs a total of 71 live racing dates in 1998. A substantial change in the allocation of live racing days at Churchill Downs could impact the Company's operations and earnings in future years.

        SERVICE MARKS

        The Company holds federal service mark registrations on the names "Kentucky Derby," "Churchill Downs," "Churchill Downs Sports Spectrum," "Kentucky Oaks," and the Twin Spires design in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. The Company also has applied for federal service mark registration of the name "Churchill Charlie." The Company licenses the use of these service marks and derives revenue from such license agreements.

        PARI-MUTUEL WAGERING

        ON-TRACK WAGERING

        Total wagering conducted on live racing and interstate simulcast receiving at Churchill Downs during its 1997 Spring and Fall race meets totaled $132.3 million, an increase of 2.2% from the $129.5 million wagered in 1996. Wagering on Churchill Downs' live races was $118.0 million in 1997, down slightly from $119.2 million in 1996. Interstate simulcast receiving (discussed below) conducted on track at the Paddock Pavilion and in other selected areas throughout the clubhouse and grandstand during the live race meets, totaled $14.3 million, up 38.1% from the $10.3 million in 1996.

        INTRASTATE SIMULCAST WAGERING

        Churchill Downs sends its live race signal to other racetracks in Kentucky, and receives race signals from other Kentucky racetracks, for wagering purposes ("intrastate simulcasting"). Churchill Downs sends it race signal to other Kentucky racetracks on all of its live racing days ("intrastate simulcast sending"). Patrons wagering at these locations participate in the same pari-mutuel pool payouts as patrons at Churchill Downs. Intrastate simulcast wagering on Churchill Downs' live racing totaled $40.7 million in 1997, down 13% from the $46.7 million wagered in 1996. These totals include wagering on Churchill Downs' live races at all intrastate simulcasting and Kentucky Off-Track Betting sites in Kentucky, through the Company's in-home wagering system, and at the Louisville Sports Spectrum on Kentucky Derby Day.

        Churchill Downs also participates in intrastate simulcasting by receiving race signals from other Kentucky tracks ("intrastate simulcast receiving"). Churchill Downs conducts wagering on racing held at other Kentucky racetracks on all possible dates at its Louisville Sports Spectrum. In 1997, wagering at the Louisville Sports Spectrum on other Kentucky race signals totaled $41.1 million, an 18.5% decrease from the $50.4 million wagered in 1996.

        INTERSTATE SIMULCAST WAGERING

        Churchill Downs sends its race signal to out-of-state simulcast sites, and receives race signals from out-of-state racetracks, for wagering purposes ("interstate simulcasting").Churchill Downs participates in interstate simulcasting by sending its live race signal to racetracks and off-track betting facilities located in other states and in foreign countries ("interstate simulcast sending"). Depending upon the format permitted at each facility, patrons may either participate in the same pari-mutuel pool payouts as those patrons at Churchill Downs, known as a commingled pool, or participate in a separate pari-mutuel pool generated by wagering on Churchill Downs races at the respective facility.

        Interstate simulcast sending wagering on Churchill Downs' live races totaled $383.5 million in 1997, an 11.7% increase from the $343.5 million wagered in 1996. Churchill Downs plans to increase the interstate and international exportation of its live race signal in fiscal year 1998.

        Churchill Downs also receives race signals from racetracks outside Kentucky ("interstate simulcast receiving"). Such simulcasting allows the Company to conduct interstate wagering daily on multiple race programs from around the country, permitting greater utilization of the Louisville Sports Spectrum asset. In 1997, wagering on out-of-state racing was conducted at the Louisville Sports Spectrum on all possible dates when Churchill Downs was not racing live. Interstate simulcast receiving was also conducted in selected areas on track during Churchill Downs' live meets, and through the Company's in-home wagering system, as discussed below. Wagering on interstate simulcast receiving at the Louisville Sports Spectrum totaled $83 million in 1997, a 17.7% increase from the $70.5 million wagered in 1996.

        IN-HOME WAGERING

        Churchill Downs, in conjunction with ODS Entertainment ("ODS") and TKR Cable of Greater Louisville, continues to operate its in-home interactive television wagering system, the first such system in the country. Testing began in July 1995, and has expanded to 1,050 homes in Jefferson County, Kentucky as of December 31, 1997. In-home patrons may wager on Churchill Downs' live racing, as well as intrastate and interstate race signals. In 1997, in-home wagering on Churchill Downs' race signal totaled $10.4 million, an increase of 69.2% from the $6.1 million wagered in 1996. The Company believes development of such in-home technology can be used as an efficient delivery system that could increase business levels and attract new segments of the market to the racetrack.

        The second phase of the Company's relationship with ODS will be the launching of the Television Games Network ("TVG"), which is projected in late 1998. The new network is anticipated to eventually offer 24-hour-a-day programming throughout the U.S. that will be primarily devoted to developing new fans for racing.

        KENTUCKY OFF-TRACK BETTING, INC.

        In 1992, the Company and three other Kentucky Thoroughbred racetracks formed Kentucky Off-Track Betting, Inc. ("KOTB"), of which the Company is a 25% shareholder. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack ("simulcast facilities"). A simulcast facility may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each simulcast facility must first be approved by the KRC. Once approved, the simulcast facility may then be established unless the local government where the facility is to be located votes to disapprove its establishment. KOTB currently owns and operates simulcast facilities in Corbin, Maysville, Jamestown, and Pineville, Kentucky. Wagering at KOTB facilities on Churchill Downs' live racing totaled $3.9 million in 1997, a decrease of 11.7 % from the $4.4 million in 1996.

        Simulcast facilities developed by KOTB provide additional markets for the intrastate simulcasting of Churchill Downs' live races and interstate simulcasting on out-of-state signals. By statute, of the amount retained by KOTB on wagers (net of pari-mutuel taxes) placed at a simulcast facility, 30% is set aside for the Company's horsemen and 34% is paid to a Breeders Award Fund administered by the KRC. Of the remaining 36%, KOTB operating and administrative expenses are funded by the Company during the period of time Churchill Downs is conducting live racing. KOTB did not contribute significantly to the Company's operations in 1997, and is not anticipated to have a substantial impact on operations in the future.

        C.     INDIANA OPERATIONS

        GENERAL

        In Indiana, the Company conducts Thoroughbred, Quarter Horse and Standardbred horse racing, accepts pari-mutuel wagering on such races and conducts related business operations at Hoosier Park in Anderson, Indiana ("Hoosier Park"). Hoosier Park is the only pari-mutuel racetrack in Indiana. The Company conducts simulcasting operations at Hoosier Park and also at its Churchill Downs Sports Spectrum facilities in
        Merrillville, Fort Wayne and Indianapolis, Indiana ("Indiana Sports Spectrums").

        OWNERSHIP

        Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership formed in 1994. The Company currently owns a 77% interest in HPLP through Anderson Park, Inc. ("Anderson"), a wholly-owned subsidiary of Churchill Downs Management Company ("CDMC"). CDMC is a wholly-owned subsidiary of the Company. The remaining 23% of HPLP is held by unrelated third parties, Pegasus Group, Inc. ("Pegasus"), and Conseco HPLP, L.L.C. ("Conseco"). Conseco and Pegasus are limited partners of HPLP and Anderson continues to be the sole general partner of HPLP. HPLP has entered into a management agreement with CDMC pursuant to which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations. The Company, through CDMC, has loaned, and committed to advance, up to 90% of $28.7 million in loans and capital contributions to HPLP related to the development of the racetrack and related satellite wagering facilities. Conseco assumed 10% of the obligation for loans and capital contributions to HPLP upon purchase of its 10% partnership interest in 1996. As of December 31, 1997, HPLP has a total loan balance of approximately $26.5 million, of which $23.8 million is owed to CDMC. The loan bears interest of prime plus 2% (10.50% at December 31, 1997).

        On May 31, 1996, the Company sold 10% of Anderson's partnership interest in HPLP to Conseco for a cash payment of $218,390 for the 10% partnership interest and an additional cash payment of $2,603,514 for the 10% interest in the debt owed by HPLP to CDMC at face value of debt at the date of the closing.

        Conseco has an option which expires December 31, 1998, to purchase from Anderson an additional 47% partnership interest in HPLP for approximately $6,222,000 and an additional 47% interest in the debt owed by HPLP to CDMC for approximately

        $15,934,000. This purchase would be subject to the approval of the Indiana Horse Racing Commission ("IHRC"). Should this transaction occur, Conseco will be the sole general partner of HPLP, and Anderson and Pegasus will be limited partners of HPLP with partnership interests of 30% and 13%, respectively. CDMC would continue to have a long-term management agreement with HPLP pursuant to which CDMC would have operational control of the day-to-day affairs of HPLP and its related simulcast facilities.

        HOOSIER PARK

        RACING

        Hoosier Park conducts live Standardbred racing (mid April to late August), live Thoroughbred racing (mid-September to late November) and Quarter Horse racing (late October). In 1997, the Company conducted 142 days of live racing, including 85 days of Standardbred racing and 57 days of Thoroughbred racing. Quarter Horse races were conducted during a Thoroughbred race day. The Company has received a license to conduct live racing in 1998 for a total of 152 racing days, including 94 days of Standardbred racing, and 58 days of Thoroughbred racing (which also includes Quarter Horse races).

        RACETRACK FACILITY

        Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis. The Company leases the land under a long-term lease with the city of Anderson and owns all of the improvements on the site located at 4500 Dan Patch Circle in Anderson, Indiana. The racetrack facility consists of approximately 110 acres of leased land with a seven-eighths (7/8th) mile oval dirt track, permanent grandstands, and stabling area. The physical plant includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to a full service restaurant. The site also has a saddling paddock, parking areas for the public, and office facilities. The stable area has barns sufficient to accommodate 780 horses, and other facilities for backstretch personnel.

        INDIANA SPORTS SPECTRUMS

        HPLP owns and operates three simulcast wagering facilities in Indiana which are branded with the Churchill Downs Sports Spectrum name. These simulcast wagering facilities provide a statewide distribution system for Hoosier Park's racing signal, and additional simulcast markets for Churchill Downs' product. The Sports Spectrum at

        Merrillville, located about 30 miles southeast of Chicago, consists of approximately 27,300 square feet of space. The Sports Spectrum at Fort Wayne consists of approximately 15,750 square feet of space. Hoosier
        Park also leases approximately 17,800 square feet of space in the Claypool Courts Building in downtown Indianapolis where it operates the Sports Spectrum at Indianapolis. The Company is continuing to evaluate sites for the location of a fourth Sports Spectrum facility.

        The State of Indiana has enacted legislation which requires a county fiscal body to adopt an ordinance permitting simulcast wagering facilities before such a facility can be located in that county. The county fiscal body may require in the ordinance that the voters of the county must approve the operation of a simulcast wagering facility in that county. This legislation may affect the Company's ability to locate its fourth facility in certain counties.

        LICENSING

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the IHRC, which consists of 5 members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. As stated above, the IHRC has awarded Hoosier Park a total of 152 live racing dates in 1998. A substantial change in the allocation of live racing days at Hoosier Park could impact the Company's operations and earnings in future years.

        PARI-MUTUEL WAGERING

        ON-TRACK WAGERING

        Total wagering conducted on live racing and interstate simulcast receiving at Hoosier Park during its 1997 Standardbred, Quarter Horse and Thoroughbred race meets totaled $16.9 million, a decrease of 3.4% from the $17.6 million wagered in 1996. Wagering on Hoosier Park's Standardbred race meet was $5.6 million in 1997, a decrease of 14.5% from the $6.6 million in 1996. Wagering on Hoosier Park's Thoroughbred race meet (including wagering on Quarter Horse races) was $5.3 million in 1997, up 3.7% from the $5.1 million in 1996. Interstate simulcast receiving, as discussed below, conducted on track at Hoosier Park during its live race meets totaled $6 million, an increase of 3% from the $5.9 million in 1996.

        INTRASTATE SIMULCAST WAGERING

        Hoosier Park simulcasts its race signal to its three Sports Spectrum facilities in Indiana. Patrons at the Sports Spectrums participate in the same pari-mutuel pool payouts as patrons at Hoosier Park. Wagering on Hoosier Park at these sites totaled $3.6 million in 1997, an increase of 8.2% from the $3.3 million in 1996. The Indiana Sports Spectrums also receive simulcast signals from out-of state racetracks, as discussed below.

        INTERSTATE SIMULCAST WAGERING

        Hoosier Park participates in interstate simulcasting by sending its race signal to out-of-state sites, and receiving race signals from out-of-state racetracks, for wagering purposes. Hoosier Park sends its live race signal to racetracks and off-track betting facilities located in other states. Depending upon the format permitted at each facility, patrons may either participate in the same pari-mutuel pool payouts as those patrons at Hoosier Park, known as commingled pools, or participate in separate pari-mutuel pools generated by wagering on Hoosier Park races at the respective facility.

        Interstate simulcast sending wagering on Hoosier Park's live racing totaled $39.8 million in 1997, a 46.3% increase from the $27.2 million wagered in 1996.

        Hoosier Park and its three Sports Spectrum facilities also conduct wagering on race signals from racetracks outside Indiana. Indiana law provides that as long as Hoosier Park conducts live racing for a total of not less than 120 days per year, interstate simulcast receiving wagering can be conducted year round at each of these facilities. Wagering on interstate simulcast receiving totaled $130 million in 1997, a 1.3% decrease from the $131.7 million wagered in 1996.

        D.     SOURCES OF INCOME

               The Company's primary sources of income are commissions and fees earned from pari-mutuel wagering on live and simulcast horse races which accounted for 67% of total revenue in 1997. The Company retains the following average amounts on revenue streams as a percentage of handle:

                                         KENTUCKY                           INDIANA
                                ----------------------------      --------------------------
                                Commissions/     Net              Commissions/     Net
                                  Fees (1)     Retainage (2)        Fees (1)   Retainage (2)
                                ------------   -------------      ------------ -------------

On-track live racing                14.8%         6.9%               18.0%          10.0%
On-track interstate
   simulcasting receiving           17.1%         7.0%               18.3%          10.0%
Intrastate simulcast sending         6.9%         4.1%               17.3%          12.3%
Intrastate simulcast receiving       8.7%         4.9%                   -              -
Interstate simulcast sending         3.2%         1.6%                2.8%           1.4%
Interstate simulcast receiving      10.2%         3.5%               17.1%           8.9%

(1) Commission from pari-mutuel wagers and fees from simulcasting net of pari-mutuel taxes as applicable (2) Net of pari-mutuel taxes, purses to horsemen and simulcast fees

               Other sources of income include admissions and seating, concession commissions (primarily for the sale of food and beverage items), riverboat admission tax supplement, license, rights and broadcast fees and sponsorship revenues.

        E.     OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

               In 1997, the North American bloodstock market rebounded dramatically from its decade long slump, marking its strongest year ever in terms of gross revenue spent at public auction. According to THE BLOOD-HORSE magazine, expenditures for Thoroughbred weanlings, yearlings, 2- year-olds and broodmares totaled $693 million in 1997 compared to $611 million in 1996. The total also surpassed the previous record of $683 million recorded in 1983. Beginning in 1995, the number of Thoroughbred foals born each year had also begun to show an increase. These recent increases in bloodstock prices and number of foals are indicators of a resurgence of the Thoroughbred breeding industry, reversing a trend of declines experienced from 1986 to 1995. These declines ultimately resulted in a decrease in the number of Thoroughbreds available to run in races that forced racetracks to compete for horses to participate in live racing, and in some cases to curtail or eliminate live racing and rely more heavily or exclusively on simulcast receiving for revenue. Churchill Downs and Hoosier Park were able to effectively compete for horses and experienced a high quality of racing in 1997. In 1997, average daily purses of $387,760 per day at Churchill Downs ranked among the highest in the nation, and the Company believes this attracted many of the country's top horses and trainers. Purse increases at Hoosier Park in 1997 strengthened both its Thoroughbred and Standardbred racing programs, and created greater demand from horsemen to race at the Indiana track. Average daily purses of $152,695 resulted in competitive race fields for Hoosier Park's Thoroughbred meet, while average daily purses of $124,241 during its Standardbred meet ranked Hoosier Park second behind only The Meadowlands in New Jersey in terms of purse levels. Based on the competitiveness of its racing products in Kentucky and Indiana, the Company is well positioned to grow its share of the interstate simulcast market.

               The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting (For a further discussion of the Company's competitive environment, see "Management Discussion and Analysis of Financial Condition and Results of Operations").

               The Company has successfully grown its live racing product and positioned itself to compete by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. The Company also continues to pursue legislation to allow video lottery terminals at its racetrack facilities in Kentucky and Indiana as a means to attract new patrons and generate additional revenue for purses and capital investment.


        F.     ENVIRONMENTAL MATTERS

               On January 22, 1992, the Company acquired certain assets of Louisville Downs, Incorporated for $5,000,000 including the site of the Louisville Sports Spectrum. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back had been utilized as of December 31, 1997 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the State of Kentucky of $995,000 for remediation costs and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $985,000 remains in the account. In addition to the hold back, the Company has obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

               In January 1995, Hoosier Park opened the Churchill Downs Sports Spectrum in Merrillville, Indiana. The 27,300 square foot facility is designed exclusively for the simulcast of horse races and the conducting of pari-mutuel wagering. The Merrillville, Indiana facility is also subject to contamination related to prior business operations adjacent to the property. In conjunction with the purchase, Hoosier Park withheld $50,000 from the amount due to the seller to offset costs related to remediation of the contamination. The contamination on the property is being remediated under the State of Indiana's voluntary remediation program. The State of Indiana approved the remediation plan in May of 1995. The cost of remediation is not expected to exceed $50,000. In addition to the hold back, the Company has obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

        It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to any of the Company's property. Except as discussed herein, compliance with environmental laws has not affected the ability to develop and operate the Company's properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

        G.     EMPLOYEES

               The Company employs approximately 325 full-time employees. Due to the seasonal nature of the Company's live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when the Company employs as many as 2,600 persons. During 1997, average employment per pay period was approximately 900 individuals.

ITEM 2.        PROPERTIES

               Information concerning property owned by the Company or its subsidiaries required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

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

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

               The Company's Common Stock is traded in the over-the-counter market. As of March 29, 1993, the Company's common stock was listed on the National Association of Securities Dealers, Inc.'s Small Cap Market automated quotation system ("NASDAQ"). As of March 27, 1998, there were approximately 3,100 stockholders of record.

               The following table sets forth the high and low bid quotations (as reported by NASDAQ) and dividend payment information for the Company's Common Stock during its last two years:

                   1997 - BY QUARTER                    1996 - BY QUARTER
          ---------------------------------    ---------------------------------
           1ST      2ND      3RD      4TH       1ST       2ND      3RD      4TH
          ------   ------   ------   ------    ------   ------   ------   ------
High Bid  $18.50   $19.00   $21.00   $23.38    $20.00   $22.00   $18.75   $18.25
Low Bid   $16.00   $16.50   $16.25   $20.75    $16.00   $18.00   $17.00   $17.00

Dividend per share:
                  Annual               $.25                                 $.25
                 Special               $.25                                 $.08

               Stock   quotations   and  dividend  per  share  amounts   reflect
retroactive adjustments for the 2-for-1 stock split with a record date of March 30, 1998.

               Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

               The  Company   presently  expects  that  comparable  annual  cash
dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6.        CONSOLIDATED SELECTED FINANCIAL DATA

                                                                                Eleven Months
                          Year Ended     Year Ended     Year Ended   Year Ended     Ended
                         December 31,   December 31,   December 31, December 31, December 31,
                             1997           1996           1995         1994        1993
                         ------------   ------------   ------------ ------------ ------------
Operations:
Net revenues             $118,907,367   $107,858,818   $92,434,216   $66,419,460  $55,809,889

Operating income          $14,405,288    $12,314,897   $10,305,210    $9,861,086   $8,959,220

Net earnings               $9,148,560     $8,071,526    $6,203,135    $6,166,353   $5,906,034

Basic net earnings per share*   $1.25          $1.08          $.82          $.82         $.78
Diluted net earnings per share* $1.25          $1.08          $.82          $.82         $.78

Dividend paid per share
    Annual                       $.25           $.25          $.25          $.25         $.25
    Special                      $.25           $.08             -             -            -

At Period End:
Total assets              $85,848,808    $80,728,966   $77,486,482   $70,175,840  $56,819,959

Working capital
  (deficiency)            $(8,032,492)  $(10,789,190) $(10,433,929) $(10,131,254)   $(776,756)

Long-term debt             $2,712,969     $2,999,191    $6,421,176    $8,683,314     $583,090

Stockholders' equity      $53,392,497    $47,780,880   $46,653,157   $42,003,147  $36,995,853

Stockholders' equity
  per share                     $7.30          $6.54         $6.17         $5.55        $4.90

Additions to racing
  plant and equipment      $4,568,494     $2,570,795    $8,589,535   $23,310,204   $1,409,888

* Earnings per share data for prior periods has been restated to reflect the adoption of Statement of
Financial Accounting Standards No. 128, "Earnings Per Share".

Earnings, dividend and stockholders' equity per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

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

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL INFORMATION


               This discussion and analysis includes a forecast of future results of operations. Such a forecast is a "forward-looking statement" under the federal securities laws. Actual results could differ materially from this forecast and there can be no assurance that such forecast of future results will be achieved. Important factors that could cause actual results to differ materially from the presently estimated amounts include: the continued ability of the Company to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; the continued ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming ( including riverboat casinos and lotteries) and other sport and cultural options in those markets in which the Company operates; a decrease in riverboat admissions revenue from the Company's Indiana operations; and the Company's success in its pursuit of strategic initiatives designed to attract new patrons and generate additional revenue for purses and capital investment.

               Churchill Downs Incorporated (the "Company") primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875, and is internationally known as home of the Kentucky Derby. Through its subsidiary, Hoosier Park, L.P., the Company is majority owner and operator of Hoosier Park in Anderson, Indiana ("Hoosier Park"), which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. The Company conducts simulcast wagering on horse racing year-round at its four Churchill Downs Sports Spectrum facilities ("Sports Spectrum") in Kentucky and Indiana, as well as its racetracks.

               In November 1997, the Company formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee those investments in which the Company participates as an equity investor and does not actively manage the operations. Among the investments held by CDIC are Tracknet, LLC ("Tracknet"), a telecommunications service provider for the pari-mutuel and simulcasting industries, and EquiSource, LLC ("EquiSource"), a recently formed procurement business which will assist in the group purchasing of supplies and services for the equine industry. The Company is a minority investor in both Tracknet and EquiSource. CDIC also holds the Company's investment in Kentucky Downs, a racetrack which conducts a limited Thoroughbred race meet as well as year-round simulcasting, near Franklin, Kentucky. These investments are not material to the Company's operations at this time.

               The Company's primary sources of income are commissions and fees earned from pari-mutuel wagering on live and simulcast horse races. Other sources of income include admissions and seating, concession commissions (primarily for the sale of food and beverages), riverboat admission tax supplement, license, rights and broadcast fees and sponsorship revenues.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Kentucky's racetracks, including Churchill Downs, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Churchill Downs conducted live racing on 77 days during the year ended December 31, 1997. For 1998, Churchill Downs has received a license to conduct live racing for a total of 71 racing days on approximately the same dates as the prior year's Spring and Fall race meetings. The total number of days on which Churchill Downs conducts live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs could impact the Company's operations and earnings in future years.

               Churchill Downs will host Breeders' Cup Day on November 7, 1998. Breeders' Cup Limited is a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup Day races are held annually, featuring $12 million in purses, for the purpose of determining Thoroughbred champions in seven different events. Racetracks across the United States compete for the privilege of hosting the Breeders' Cup Day races each year. The Breeders' Cup Day races were held in California in November 1997. Hosting the event in 1998 may have a positive impact on the Company's 1998 results.

               In  Indiana,   licenses   to  conduct   live   Standardbred   and
Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of 5 members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. In 1997, the Company conducted 142 days of live racing, including 85 days of Standardbred racing and 57 days of Thoroughbred racing. Quarter Horse races were conducted during a Thoroughbred race day. The Company has received a license to conduct live racing in 1998 for a total of 152 racing days, including 94 days of Standardbred racing, and 58 days of Thoroughbred racing (which also includes Quarter Horse races). A substantial change in the allocation of live racing days at Hoosier Park could impact the Company's operations and earnings in future years.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The Company employs approximately 325 full-time employees. Due to the seasonal nature of the Company's live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when the Company employs as many as 2,600 persons. During 1997, average employment per pay period was approximately 900 individuals.

               The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting. The Company attempts to attract patrons by providing the highest quality racing products in attractive entertainment facilities with well-priced, appealing concession services. The Company is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and the only facility in Indiana providing live and simulcast racing.

               The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently four riverboat casinos operating on the Ohio River along Kentucky's border -- two in the southeastern Indiana cities of Lawrenceburg and Rising Sun, one in southwestern Indiana in Evansville and one at Metropolis, Illinois.

               Direct competition with these riverboats has negatively impacted wagering at Churchill Downs and other racetracks in western and northern Kentucky. However, Churchill Downs reversed this trend in 1997 with the increase in attendance and wagering experienced during its 1997 Spring and Fall Meets, due primarily to an aggressive on-track marketing program, and further expansion of interstate simulcasting.

               One, and possibly two, additional riverboats are anticipated to open along the Indiana shore of the Ohio River. In May 1996, the Indiana Gaming Commission awarded a preliminary license to RDI/Caesars World to operate the world's largest riverboat casino in Harrison County, Indiana, just 10 miles from Louisville. A construction permit was issued to RDI/Caesars World by the U.S. Army Corps of Engineers in February 1998, and they have announced that the riverboat will open in the summer of 1998. However, the U.S. Environmental Protection Agency is now conducting a separate review of the Corps' decision, and its recommendation could result in further delays for the project. The Indiana Gaming Commission voted in December 1997 to postpone indefinitely the

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


granting of a license to open a fifth Indiana  riverboat along the Ohio River in
either  Crawford  County  or  Switzerland   County,   within  30  or  70  miles,
respectively, of Louisville.

               The full impact of riverboat casinos on Kentucky racing cannot be accurately determined until all riverboats are open and the markets are fully matured. Studies project that Churchill Downs could experience a material adverse impact on its wagering and attendance in the Louisville market when the Caesars World riverboat is open and mature. These same studies projected similar declines in western and northern Kentucky but recent experience at Ellis Park and Turfway Park indicates the impact may not be as severe as these studies projected.

               In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near the Company's Sports Spectrum in Merrillville, Indiana. The Company's pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

               Additionally, the Potawatomi Indian Tribe has expressed an interest in establishing land-based casino operations in northeastern Indiana. At this time, proposed changes to the Indian Gaming Regulatory Act could have an impact on compact negotiations between the Potawatomi Tribe and the state of Indiana. The Company continues to anticipate that development of any such Indian casino operations will negatively impact pari-mutuel wagering activities at its Indiana facilities. However, the extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the number of potential casino sites.

               The Company continues to pursue legislation to allow video lottery terminals at its racetrack facilities in Kentucky and Indiana. The integration of alternative gaming products is one of four core business strategies developed by the Company to position itself to compete in this changing environment. Implementing these strategies, the Company has successfully grown its live racing product by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations into Indiana. Alternative gaming in the form of video lottery terminals and slot machines should enable Churchill Downs to more effectively compete with Indiana riverboat casinos, and provide new revenue for purse money and capital investment. Currently, Churchill Downs is working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The horse  industry  in Indiana  presently  receives  $.65 per $3 admission to riverboats in the state to compensate for the effect of riverboat competition. Riverboat admissions revenue from the Company's Indiana operations increased $7.9 million as a result of the opening of additional riverboats along the Ohio River and Lake Michigan since December 31, 1996. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $4.9 million, is $3.0 million. Legislation challenging the allocation of the $.65 subsidy was introduced to the Senate Finance Committee in the recent session of the Indiana General Assembly, but the bill did not pass out of the committee. A change in Hoosier Park's share of the tax would significantly impact funding for operating expenditures and would in all likelihood reemphasize the need for the integration of alternative gaming products at the racetrack in order for it to effectively compete with riverboat casinos.

               The Company owned and operated two live racing facilities and four simulcast wagering facilities during the years ended December 31, 1997 and 1996. The chart below summarizes the attendance and wagering handle for the operations in 1997 and 1996:

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  KENTUCKY                                 INDIANA
                     ------------------------------------    ------------------------------------
                     Year Ended    Year Ended                Year Ended   Year Ended
                     December 31, December 31,  Increase/    December 31, December 31,  Increase/
                         1997         1996      Decrease        1997         1996       Decrease
                     ------------ ------------  ---------    ------------ ------------  ---------
ON-TRACK
  No. of Race Days             77           78        -1             142          132       10
  Attendance              913,723      903,132        1%         169,709      168,849       1%
  Handle             $132,290,238 $129,484,436        2%     $16,937,138 $ 17,530,325      -3%
  Average daily
    attendance             11,867       11,579        2%           1,195        1,279      -7%
  Average daily handle $1,718,055   $1,660,057        3%        $119,276     $132,805     -10%
  Per capita handle       $144.78      $143.37        1%          $99.81      $103.84      -4%

INTRASTATE SIMULCAST SENDING
  No. of Race Days             77           78        -1               -            -        -
  Handle              $40,650,783  $46,731,083      -13%               -            -        -
  Average daily handle   $527,932     $599,116      -12%               -            -        -

INTERSTATE SIMULCAST SENDING
  No. of Race Days             77           78        -1             142          132       10
  Handle             $383,542,874 $343,482,505       12%     $39,771,724  $27,193,841      46%
  Average daily handle $4,981,076   $4,403,622       13%        $280,083     $206,014      36%

INTRASTATE SIMULCAST RECEIVING
  No. of Race Days            212          200        12               -            -        -
  Handle              $41,051,472  $50,384,375      -19%               -            -        -
  Average daily handle   $193,639     $251,922      -23%               -            -        -

INTERSTATE SIMULCAST RECEIVING*
  No. of Race Days            212          200        12           1,215        1,192       23
  Handle              $83,033,566  $70,537,608       18%    $130,019,991 $131,715,597      -1%
  Average daily handle   $391,668     $352,688       11%        $107,012     $110,500      -3%

Total handle         $680,568,933 $640,620,007        6%    $186,728,853 $176,439,763       6%

  * The Company's Indiana operations include four separate simulcast wagering facilities.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Total handle in Kentucky increased approximately $39.9 million (6%) primarily as a result of a $40 million (12%) increase in interstate simulcast sending wagering. The Company's live races at Churchill Downs were transmitted to a record number of outlets across the nation during 1997. Additionally, the construction of an on-site simulcast wagering facility at Churchill Downs used during live racing as well as growth at the Louisville Sports Spectrum generated increases in interstate simulcast receiving handle of $12.5 million (18%) which also contributed to the overall increase in Kentucky handle.

               In Indiana, total handle increased approximately $10.3 million (6%) primarily as a result of a 46% increase in interstate simulcast sending handle. The number of live race days in Indiana increased 10 days and were transmitted to more outlets across the nation in 1997. Conversely, on-track average daily attendance and average daily handle figures decreased by 7% and 10%, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO 1996

NET REVENUES

               Net revenues during the year ended December 31, 1997 increased $11.0 million (10%) to $118.9 million.

               Pari-mutuel revenues increased $3.4 million (4%) with interstate simulcast sending and receiving revenues contributing $1.6 and $1.7 million, respectively, to the total increase. Increased interstate simulcast receiving revenues in Kentucky were generated as a result of the new Paddock Pavilion simulcast wagering facility at Churchill Downs used during live racing in Kentucky as well as growth at the Louisville Sports Spectrum. Indiana Sports Spectrums also experienced an overall growth in wagering which contributed to the increase in interstate simulcast receiving revenues as well.

               The net increase in riverboat admissions revenue from the Company's Indiana operations was $3.0 million as a result of the opening of additional riverboats along the Ohio River and Lake Michigan since December 31, 1996. The riverboat admissions revenue increase of $7.9 million was partially offset by increases of $4.9 million of required purse and marketing expenses associated with the riverboat admission subsidy.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Concession commission revenues declined $500,000 (19%) as a result of concession price reductions as part of the Company's aggressive on-track marketing program in Kentcuky.

Following is a summary of Net Revenues:

                                              NET REVENUE SUMMARY
                          -----------------------------------------------------------------
                          Year Ended    % To       Year Ended    % To       1997 VS. 1996
                          December 31,  Total      December 31,  Total       $         %
                           1997        Revenue        1996       Revenue   Change    Change
                          ------------ -------     ------------  -------   ------    ------
Pari-Mutuel Revenue
  On-track                 $22,628,807     19%      $22,228,465     21%    $400,342      2%
  Intrastate Sending         6,961,803       6        6,875,000       6      86,803       1
  Interstate Sending        13,370,372      11       11,794,255      11   1,576,117      13
  Intrastate Receiving       4,839,827       4        5,173,803       5    (333,976)     -6
  Interstate Receiving      31,321,966      27       29,644,245      27   1,677,721       6
                          ------------   -----     ------------  ------ -----------     ---
                           $79,122,775     67%      $75,715,768     70%  $3,407,007      4%
Riverboat Admission,
  Promotion & Purse Revenue 12,741,531      11        4,809,484       5   7,932,047     165

Admission & Seat Revenue    12,302,467      10       12,252,044      11      50,423       -

License, Rights, Broadcast
  & Sponsorship Fees         6,134,653       5        5,921,797       6     212,856       4

Concession Commission        2,063,849       2        2,559,736       2    (495,887)    -19

Program Revenue              2,939,150       2        3,128,491       3    (189,341)     -6

Other                        3,602,942       3        3,471,498       3     131,444       4
                          ------------    ----     ------------    ----  -----------    ---
                          $118,907,367    100%     $107,858,818    100% $11,048,549     10%
                          ============    ====     ============    ==== ===========     ===

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING EXPENSES

               Total operating expenses increased $8.5 million (10%) during the year ended December 31, 1997. Gross profit increased $2.3 million (11%) during the same period but remained relatively flat as a percentage of net revenues.

               Purse expense increased $5.3 million (15%) with riverboat purses contributing $3.9 million (156%) to the total increase. In Kentucky and Indiana, all other purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intrastate and interstate simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increases in interstate simulcast sending and interstate simulcast receiving of $819,000 and $426,000, respectively, are directly related to the increases in net revenues for the same categories.

               Wages  and  contract  labor   increased  $1.2  million  (7%)  but
decreased from 20% to 19% of total operating expenses. Salary increases resulting from increased business activity and general cost of living increases account for a significant portion of the variance.

               Simulcast host fees increased primarily as a result of expansion of interstate simulcast receiving wagering during the live race meets in Kentucky.

               Advertising, marketing and publicity expenses increased $1.2 million (30%) primarily as a result of an increase in marketing expenses in Indiana of $1 million which were reimbursed from the riverboat admissions subsidy.

               Audio, video and signal distribution expense increase of $483,000 represent costs associated with sending the Company's live racing products to a greater number of sites and additional equipment for enhanced and expanded areas for simulcast receiving wagering in Kentucky.

               Depreciation expense increased $250,000 as a result of property and equipment additions during 1997. Amortization expense decreased $505,000 as a result of organization and preopening costs associated with the Company's Indiana operations becoming fully amortized.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following is a summary of Operating Expenses:

                                                OPERATING EXPENSE SUMMARY
                           -------------------------------------------------------------------
                            Year Ended      % To     Year Ended      % To        1997 VS. 1996
                           December 31,    Total    December 31,    Total         $        %
                               1997       Expense       1996       Expense      Change  Change
                           ------------   -------  -------------   -------      ------  ------
Purses:
  On-track                  $11,703,355       12%    $11,560,896       13%    $142,459      1%
  Intrastate Sending          3,263,863         4      3,191,280         4      72,583       2
  Interstate Sending          6,807,315         7      5,987,877         7     819,438      14
  Intrastate Receiving        2,077,244         2      2,183,970         3    (106,726)     -5
  Interstate Receiving        9,423,476        10      8,997,908        10     425,568       5
  Riverboat                   6,443,121         7      2,517,212         3   3,925,909     156
                            -----------      ----    -----------    ------   ---------     ---
                            $39,718,374       42%    $34,439,143       40%  $5,279,231     15%

Wages and Contract Labor     18,521,052        19     17,283,823        20   1,237,229       7

Simulcast Host Fee            7,848,910         8      7,286,133         8     562,777       8

Advertising, Marketing &
 Publicity                    5,062,907         5      3,887,826         5   1,175,081      30

Racing Relations  & Services  1,879,062         2      1,803,256         2      75,806       4

Totalisator Expense           1,523,350         2      1,506,146         2      17,204       1

Audio, Video and Signal
  Distribution Expense        2,208,287         2      1,725,585         2     482,702      28

Program Expense               2,358,467         2      2,463,441         3    (104,974)     -4

Depreciation & Amortization   4,558,761         5      4,814,114         5    (255,353)     -5

Insurance, Taxes & License    2,633,896         3      2,513,002         3     120,894       5
  Fees

Maintenance                   1,745,524         2      1,875,191         2    (129,667)     -7

Utilities                     2,647,574         3      2,840,312         3    (192,738)     -7

Facility Rent                   837,722         1        842,930         1      (5,208)     -1

Other Meeting Expense         3,880,210         4      3,597,077         4     283,133       8
                            -----------      ----    -----------      ----   ----------   -----
                            $95,424,096      100%    $86,877,979      100%   $8,546,117    10%
                            ===========      ====    ===========      ====   ==========    ===

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses increased by $412,000 (5%) during the year ended December 31, 1997 to $9.1 million which represents a decline of approximately one-half percent as a percentage of net revenues.

OTHER INCOME AND EXPENSE

               Interest income of $575,000 in 1997 increased by $184,000 as a result of the additional earnings generated by the Company from its short-term cash investments (cash equivalents). Miscellaneous income decreased by $348,000 in 1997 primarily as the result of the gain recognized on Conseco's acquisition of 10% of Hoosier Park in 1996.

INCOME TAX PROVISION

               Income tax provision increased by $855,000 in 1997 as the result of an increase in pre-tax earnings of $1.9 million. The effective income tax rate increased slightly from 38.1% to 38.9%.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO 1995

REVENUES

               Net revenues during the year ended December 31, 1996 increased $15.4 million (17%) to $107.9 million.

                Pari-mutuel revenues increased $10 million (15%) with interstate simulcast sending and receiving revenues contributing $3.5 and $6.2 million, respectively, to the total increase. The Company's live races in both Kentucky and Indiana were transmitted to a record number of outlets in 1996 contributing to the increase in interstate simulcast sending revenues. All of the Indiana wagering facilities were fully operational in 1996 which led to a majority of the increase in interstate simulcast receiving revenues. Additional growth in wagering at the Louisville Sports Spectrum also contributed to the increase in interstate simulcast receiving.

               The net increase in riverboat admissions revenue from the Company's Indiana operations was $1.9 million. Gross revenues of $4.8 million resulting from the opening of several

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


riverboats along the Ohio River and Lake Michigan were offset partially by $2.9 million in related riverboat purse and marketing expenses.

               Other revenues increased as additional space was added for corporate patrons for the Kentucky Derby and Oaks Days.

Following is a summary of Net Revenues:

                                                NET REVENUE SUMMARY
                          -----------------------------------------------------------------
                          Year Ended    % To       Year Ended    % To       1996 VS. 1995
                          December 31,  Total      December 31,  Total      $         %
                           1996        Revenue        1995       Revenue   Change    Change
                          ------------ -------     ------------  -------   ------    ------
Pari-Mutuel Revenue
  On-track                 $22,228,465     21%      $22,492,464     24%   ($263,999)    -1%
  Intrastate Sending         6,875,000       6        6,451,715       7     423,285       7
  Interstate Sending        11,794,255      11        8,316,380       9   3,477,875      42
  Intrastate Receiving       5,173,803       5        5,020,915       6     152,888       3
  Interstate Receiving      29,644,245      27       23,420,716      25   6,223,529      27
                           -----------    ----      -----------    ---- -----------    ----
                           $75,715,768     70%      $65,702,190     71% $10,013,578     15%
Riverboat Admissions
  Promotion & Purse Revenue  4,809,484       4               -       -    4,809,484     100

Admission & Seat Revenue    12,252,044      11       12,243,245      13       8,799       -

License, Rights, Broadcast
  & Sponsorship Fees         5,921,797       5        5,642,092       6     279,705       5

Concession Commission        2,559,736       2        2,610,658       3     (50,922)     -2

Program Revenue              3,128,491       3        2,931,315       3     197,176       7

Other                        3,471,498       3        3,304,716       4     166,782       5
                          ------------    ----       ----------    ----  -----------   ----
                          $107,858,818    100%      $92,434,216    100% $15,424,602     17%
                          ============    ====      ===========    ==== ===========    ====


                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING EXPENSES

               Total operating expenses increased $13.1 million (18%) during the twelve month period. Gross profit increased $2.6 million (14%) during the same period but remained relatively flat as a percentage of net revenues, decreasing from 20.2% to 19.6% through December 31, 1996.

               Purse expense increased by $6.8 million (25%) with riverboat purses contributing $2.5 million (100%) to the total increase. In Kentucky and Indiana, all other purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intrastate and interstate simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increases in interstate simulcast sending and interstate simulcast receiving of $1.9 million and $2.1 million, respectively, are directly related to the increases in net revenues for the same categories.

               Wages and Contract Labor decreased from 22% of total operating expenses in 1995 to 20% in 1996 despite increases of $1.4 million primarily due to staff expansion in Kentucky and Indiana and meet related payroll increases. Churchill Downs conducted four extra racing days in 1996 and the Churchill Downs Sports Spectrum was open on Kentucky Derby weekend, which in the past had been closed on both days.

               Simulcast Host Fee and Totalisator expenses increased $1.7 million and $413,000, respectively. Totalisator expenses are based on total wagers taken at the facilities while Simulcast Host Fees are paid to the track whose live races are being simulcast at the facilities. As total wagers increase, these expenses, along with purses, increase accordingly.

               The increase of $721,000 in Advertising, Marketing and Publicity is due largely to the marketing of the satellite wagering facilities in Indiana. Approximately $150,000 was spent in each of the Ft. Wayne and Anderson, Indiana areas as part of an intensive marketing campaign in Indiana. In Kentucky, new marketing programs such as Twin Spires Club and Winners Circle Sponsorship, along with expenses incurred in conjunction with ESPN's Derby Week coverage, caused increases during the twelve month period.

               Program expenses increased $428,000 in 1996 primarily due to increased attendance at the satellite wagering facilities in Indiana. In addition, higher paper costs in Kentucky added to the increase.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Increases in Depreciation and Amortization are related to the Thoroughbred improvements at Hoosier Park and depreciation on the Ft. Wayne property for a full year. Insurance, Taxes and License Fees decreased $405,000 as a new property insurance carrier was selected and general liability rates declined.

               Facility rent increased $843,000 due to lease expense on the Indianapolis, Indiana off-track wagering facility operating for a full year in 1996.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following is a summary of Operating Expenses:

                                               OPERATING EXPENSE SUMMARY
                             ----------------------------------------------------------------
                             Year Ended     % To    Year Ended     % To      1996 VS. 1995
                             December 31,    Total  December 31,  Total       $          %
                                1996        Expense    1995      Expense   Change      Change
                             -----------    ------- ------------ -------   ------      ------
Purses
  On-track                   $11,560,896       13%  $11,601,141      16%    ($40,245)       -
  Intrastate Sending           3,191,280         4    2,949,510        4     241,770       8%
  Interstate Sending           5,987,877         7    4,136,917        6   1,850,960       45
  Intrastate Receiving         2,183,970         3    2,108,845        3      75,125        4
  Interstate Receiving         8,997,908        10    6,855,068        9   2,142,840       31
  Riverboat                    2,517,212         3            -        -   2,517,212      100
                             -----------      ----  -----------      ---  ----------      ---
                             $34,439,143       40%  $27,651,481      38%  $6,787,662      25%

Wages and Contract Labor      17,283,823        20   15,897,434       22   1,386,389        9

Simulcast Host Fee             7,286,133         8    5,561,467        7   1,724,666       31

Advertising, Marketing &       3,887,826         5    3,166,951        4     720,875       23
  Publicity

Racing Relations  & Services   1,803,256         2    1,623,518        2     179,738       11

Totalisator Expense            1,506,146         2    1,092,718        1     413,428       38

Audio, Video and Signal
  Distribution Expense         1,725,585         2    1,505,310        2     220,275       15

Program Expense                2,463,441         3    2,035,447        3     427,994       21

Depreciation & Amortization    4,814,114         5    4,506,427        6     307,687        7

Insurance, Taxes & License     2,513,002         3    2,918,327        4    (405,325)     -14
  Fees
Maintenance                    1,875,191         2    1,882,997        3      (7,806)       -

Utilities                      2,840,312         3    2,511,310        3     329,002       13

Facility Rent                    842,930         1            -        -     842,930      100

Other Meeting Expense          3,597,077         4    3,415,095        5     181,982        5
                             -----------      ----  -----------     ---- -----------    -----
                             $86,877,979      100%  $73,768,482     100% $13,109,497      18%
                             ===========      ====  ===========     ==== ===========    =====

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses increased by $305,000 (4%) during the year ended December 31, 1996 to $8.7 million which represents a decline of one percent as a percentage of net revenues from 9.0% to 8.0%. Higher equipment lease expenses and development costs related to legislative initiatives were offset by reduced spending on other development projects.

OTHER INCOME AND EXPENSE

               Interest income of $391,000 in 1996 increased by $157,000 as a result of the additional earnings generated by the Company from its short-term cash investments (cash equivalents). Interest expense was reduced $235,000 to $337,000 as positive cash flow from operations has allowed the Company to pay down its line of credit. Miscellaneous income increased by $385,000 in 1996 primarily as the result of the gain recognized on Conseco's acquisition of 10% of Hoosier Park in 1996.

INCOME TAX PROVISION

               The income tax provision increased by $919,000 in 1996 as the result of an increase in pre-tax earnings of $2.8 million. The effective income tax rate decreased from 39.5% to 38.1%.

SIGNIFICANT CHANGES IN THE BALANCE SHEET DECEMBER 31, 1997 TO DECEMBER 31, 1996

               The cash and cash equivalent balances at December 31, 1997 of $9.3 million were $1.1 million higher than December 31, 1996 based primarily upon the increased earnings of the Company.

               Accounts receivable at December 31, 1997 increased by $2 million due primarily to the increase in the Indiana riverboat admissions tax receivable resulting from the additional Indiana riverboats being open for a longer period of time in 1997 versus 1996.

               Other assets at December 31, 1997 increased by $1.9 million due primarily to the Company's ownership investment in and loan to BC Racing Group, LLC totaling $2.2 million partially offset by accumulated amortization of organization costs.

               The cost of plant and equipment increased by $4.5 million due to the construction of a new on-site simulcast facility at Churchill Downs as well as routine capital spending throughout the Company. This was offset by approximately $4.2 million in depreciation expense.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Dividends payable of $3.7 million represents the annual and special dividends and increased by $1.3 million due to the special divided declaration of $.25 per share in 1997 versus $.08 per share in 1996.

               Income taxes payable decreased by $2.3 million in 1997 due primarily to the timing of estimated tax payments made throughout the year.

               Deferred revenue increased by $833,000 primarily as a result of increased ticket prices for the 1998 Kentucky Derby and Oaks Days.


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

               The cost of plant and equipment increased by $2.6 million as a result of routine capital spending throughout the Company, offset by $4.0 million of depreciation expense.

               Accounts payable and accrued expenses have increased by $3.6 million mostly due to increases in purses payable related to the increase in simulcast revenue.

               Income taxes payable which relates to the estimated expense due for the twelve month period, less any estimated tax payments, increased $1.5 million due to an increase in earnings and the timing of federal and state income tax payments.

               Long-term debt was $3.5 million lower at December 31, 1996 as positive cash flow has allowed the Company to eliminate its outstanding bank debt.

               Dividends payable increased by $500,000 to $2.4 million due to the special dividend declaration of $.08 per share in 1996.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               On May 7, 1996 the Company purchased 117,300 shares of common stock at a total cost of $2,346,001. On August 2, 1996 the Company issued 7,818 shares of common stock to employees under its Stock Purchase Plan for total proceeds of $112,970. Additionally, on September 27, 1996 the Company purchased 151,200 shares of common stock at a total cost of $2,608,192. These purchases had a positive effect on earnings per share, adding $.02 to earnings per share for the year ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

               Working capital as of December 31, 1997, 1996 and 1995 follows:

                                       1997            1996             1995
                                   -----------     ------------    ------------

Deficiency in working capital      $(8,032,492)    $(10,789,190)   $(10,433,929)

Working Capital ratio                 .68 to 1         .57 to 1        .45 to 1

               The working capital deficiency results from the nature and seasonality of the Company's business. Cash flows provided by operations were $10,470,197, $15,126,115 and $16,540,123 for the years ended December 31, 1997,
1996 and 1995, respectively. The decrease of $4.7 million in 1997 is primarily the result of the timing of accounts payable, income taxes payable and accrued expense balances. Management believes cash flows from operations during 1998 will be substantially in excess of the Company's disbursements for the year, including debt repayments and capital improvements.

               Cash flows used in investing activities were $6,905,994, $2,570,795 and $9,051,071 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase of $4.3 million in 1997 in cash used for investing is primarily due to the 24% ownership investment in and loan to BC Racing Group, LLC of $2.2 million and additional capital spending for the construction of a new on-site simulcast facility in Kentucky. In 1995, the Company funded $6.5 million to construct three satellite wagering facilities in Indiana and improvements which allowed for Thoroughbred racing at Hoosier Park.

               Cash flows used in financing activities were $2,493,384, $10,202,094 and $4,153,897 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease of $7.7 million in 1997 in cash used for financing is the result of a $5 million repurchase of stock and the reduction of the Company's line-of-credit balance in 1996.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The Company has a $20,000,000 unsecured line-of-credit all of which is available at December 31, 1997 to meet working capital and other short-term requirements. Management believes that the Company has the ability to obtain additional long-term financing should the need arise.

IMPACT OF THE YEAR 2000 ISSUE

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to resolve the issue. The Year 2000 Issue is the result of computer programs that fail to utilize the full four-digit representation of a year which would cause date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. An inability of the systems to correctly recognize dates in date-sensitive calculations could lead to system failure and disruption of operations. The Company plans to complete the Year 2000 Issue project by June 30, 1999.

               The pari-mutuel industry is very dependent upon telecommunication links which connect companies together for normal commerce. The transition to the year 2000 may adversely affect the operations of these links. In addition, the Company obtains critical services necessary for normal operations from technology vendors who likewise may be affected by the Year 2000 Issue. The Company is communicating with its significant suppliers, customers and others with which it conducts business to help them identify and resolve their own Year 2000 Issue. If necessary modifications and conversions by the Company and those with which it conducts business are not completed timely, the Year 2000 Issue may have a material adverse effect on the Company's results of operations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

               In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines. The footnotes to the financial statements contain the required disclosures. The adoption of this standard did not have a material impact on the Company's financial statements.

               In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company does not expect adoption of this standard will have a material impact on its financial statements.

               In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

               In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company will adopt SFAS 132 in 1998.

SUBSEQUENT EVENTS

               On March 19, 1998, the Company's Board of Directors authorized a 2-for-1 stock split with a record date of March 30, 1998 and also authorized the increase in the number of authorized shares of no par value common stock from 10 million to 20 million shares, subject to approval of shareholders at the next annual meeting of shareholders. Retroactive recognition has been given to this stock split in this Form 10-K and in the accompanying financial statements.

               Additionally, the Company's Board of Directors approved a shareholder "Rights Plan" (the "Plan") on March 19, 1998 which grants each shareholder the right to purchase a fraction of a share of Series 1998 Preferred Stock at the rate of one right for each share of the Company's common stock. The rights will become exercisable 10 business days (or such later date as determined by the Board of Directors) after any person or group acquires, obtains a right to acquire or announces a tender offer for 15% or more of the Company's outstanding common stock. The rights would allow the holder to purchase preferred stock of the Company at a 50% discount. The Plan is intended to protect shareholders from takeover tactics that may be used by an acquirer which the Board believes are not in the best interests of the shareholders. The Plan expires on March 19, 2008.

               On March 19, 1998 the Company's Board of Directors also approved the execution of a new line of credit following a bank's commitment to increase its unsecured bank line of credit from $20 million to $50 million. The interest rate is based upon LIBOR plus 50 to 100 additional basis points determined by certain Company financial ratios or at prime rate minus 50 basis points, at the Company's election. The line of credit expires in March 2000.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  On March 28, 1998, the Company entered into a stock purchase agreement with TVI Corp., ("TVI") for the purchase of 100% of the stock of Racing Corporation of America ("RCA"). RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. The purchase price will be approximately $22,000,000 in a combination of cash and common stock of the Company. The sale which is expected to close in April is subject to various closing conditions and approvals of several regulatory agencies, including the Kentucky Racing Commission. The purchase is not anticipated to have any material effect on earnings in 1998.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Churchill Downs Incorporated

We have audited the accompanying consolidated balance sheets of Churchill Downs Incorporated and subsidiaries as of December 31, 1997, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows, and the consolidated financial statement schedule, for each of the three years then ended as listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Churchill Downs Incorporated and subsidiaries as of December 31, 1997, 1996 and 1995 and the results of their operations and cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein for the years ended December 31, 1997, 1996 and 1995.



/s/Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.

Louisville, Kentucky
March 7, 1998, except for Note 13, as to which the date is March 28, 1998

                                 CHURCHILL DOWNS INCORPORATED
                                 CONSOLIDATED BALANCE SHEETS


                                                  December 31,    December 31,   December 31,
   ASSETS                                            1997             1996           1995
                                                  ------------    ------------   ------------
Current assets:
  Cash and cash equivalents                        $9,280,233      $8,209,414     $ 5,856,188
  Accounts receivable                               7,086,889       5,218,236       2,098,901
  Other current assets                                540,489         679,221         549,820
                                                  -----------     -----------     -----------
    Total current assets                           16,907,611      14,106,871       8,504,909

  Other assets                                      5,778,430       3,739,906       4,632,044
  Plant and equipment                             104,554,196     100,025,412      97,451,463
  Less accumulated depreciation                   (41,391,429)    (37,143,223)    (33,101,934)
                                                  -----------     -----------     -----------
                                                   63,162,767      62,882,189      64,349,529
                                                  -----------     -----------     -----------
                                                  $85,848,808     $80,728,966     $77,486,482
                                                  ===========     ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $5,732,783      $5,403,000      $3,384,917
  Accrued expenses                                  7,937,575       8,021,487       6,443,473
  Dividends payable                                 3,658,468       2,375,271       1,892,302
  Income taxes payable                                186,642       2,510,508       1,049,508
  Deferred revenue                                  7,344,830       6,511,902       6,098,541
  Long-term debt, current portion                      79,805          73,893          70,097
                                                   ----------     -----------     -----------
      Total current liabilities                    24,940,103      24,896,061      18,938,838

Long-term debt, due after one year                  2,633,164       2,878,714       6,351,079
Outstanding mutuel tickets (payable after one year) 1,625,846       2,031,500       2,256,696
Deferred compensation                                 880,098         825,211         871,212
Deferred income taxes                               2,377,100       2,316,600       2,415,500
Stockholders' equity:
  Preferred stock, no par value; authorized,
    250,000 shares; issued, none
  Common stock, no par value; authorized,
    10,000,000 shares, issued 7,316,936 shares,
    1997, 7,308,526 shares, 1996 and 7,569,208
    shares, 1995                                    3,614,567       3,493,042       3,504,388
  Retained earnings                                49,842,930      44,352,838      43,486,460
  Deferred compensation costs                               -               -        (272,691)
  Note receivable for common stock                    (65,000)        (65,000)        (65,000)
                                                  -----------     -----------     -----------
                                                   53,392,497      47,780,880      46,653,157
                                                  -----------     -----------     -----------
                                                  $85,848,808     $80,728,966     $77,486,482
                                                  ===========     ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                 CHURCHILL DOWNS INCORPORATED
                             CONSOLIDATED STATEMENTS OF EARNINGS



                                                  Year Ended      Year Ended     Year Ended
                                                  December 31,    December 31,   December 31,
                                                     1997             1996          1995
                                                 -------------   -------------   ------------
Net revenues                                     $118,907,367    $107,858,818     $92,434,216
                                                 -------------   -------------   ------------

Operating expenses:

  Purses                                           39,718,374      34,439,143      27,651,482
  Other direct expenses                            55,705,722      52,438,836      46,117,000
                                                 ------------    -------------   ------------
                                                   95,424,096      86,877,979      73,768,482
                                                 ------------    ------------    ------------

    Gross profit                                   23,483,271      20,980,839      18,665,734

Selling, general and administrative                 9,077,983       8,665,942       8,360,524
                                                 ------------    ------------    ------------

    Operating income                               14,405,288      12,314,897      10,305,210
                                                 ------------    ------------    ------------

Other income (expense):
  Interest income                                     575,084         390,669         233,556
  Interest expense                                   (332,117)       (337,438)       (572,779)
  Miscellaneous income                                325,087         673,398         288,148
                                                 ------------    ------------    ------------
                                                      568,054         726,629         (51,075)
                                                 ------------    ------------    ------------

Earnings before income tax provision               14,973,342      13,041,526      10,254,135

Federal and state income tax provision              5,824,782       4,970,000       4,051,000
                                                 ------------    ------------   -------------

Net earnings                                       $9,148,560    $  8,071,526    $  6,203,135
                                                 ============    ============    ============

Net earnings per share data:
  Basic net earnings                                    $1.25           $1.08            $.82
  Diluted net earnings                                  $1.25           $1.08            $.82

Weighted average shares outstanding:
  Basic                                             7,312,052       7,445,542       7,568,278
  Diluted                                           7,320,670       7,447,706       7,568,692


The accompanying notes are an integral part of the consolidated financial statements.


                                      CHURCHILL DOWNS INCORPORATED
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         For the years ended December 31, 1997, 1996 and 1995
                                                                     Note          Deferred
                               Common    Stock      Retained    Receivable for  Compensation
                               Shares    Amount     Earnings     Common Stock       Costs       Total
                            ---------  ----------  -----------  --------------- ------------ -----------
Balances December 31, 1994  7,566,634  $3,437,911  $39,175,627     $  (65,000)  $ (545,391)  $42,003,147

Net earnings                                         6,203,135                                 6,203,135

Deferred compensation
  amortization                                                                    272,700       272,700

Issuance of common stock at
  $25.83 per share              2,574      66,477                                                66,477

Cash dividends, $.25 per share                                    (1,892,302)                (1,892,302)
                             --------- ----------   ----------    -----------   -----------   -----------

Balances December 31, 1995  7,569,208   3,504,388   43,486,460        (65,000)    (272,691)   46,653,157

Net earnings                                         8,071,526                                 8,071,526

Deferred compensation
  amortization                                                                    272,691       272,691

Issuance of common stock
  at $14.45 per share           7,818     112,970                                               112,970

Repurchase of common stock   (268,500)   (124,316)  (4,829,877)                               (4,954,193)

Cash dividends, $.33 per share                                    (2,375,271)                (2,375,271)
                            ---------   ---------   ----------    ------------  ----------    ----------

Balances December 31, 1996  7,308,526   3,493,042   44,352,838        (65,000)           -    47,780,880

Net earnings                                         9,148,560                                 9,148,560

Issuance of common stock
  at $14.45 per share           8,410     121,525                                               121,525

Cash dividends, $.50 per share                                     (3,658,468)               (3,658,468)
                             ---------  ---------- -----------     ----------  ----------   -----------

Balances December 31, 1997   7,316,936  $3,614,567 $49,842,930     $  (65,000)          -   $53,392,497
                             =========  ========== ===========     ==========  ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                   Page 42 of 90




                                 CHURCHILL DOWNS INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended      Year Ended       Year Ended
                                                December 31,    December 31,      December 31,
                                                    1997            1996              1995
                                                ------------    ------------      ------------
Cash flows from operating activities:
  Net earnings                                   $9,148,560       $8,071,526       $6,203,135
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization                   4,558,761        4,814,114        4,506,427
  Deferred income taxes                             352,100        ( 461,000)         167,500
  Deferred compensation                              54,887          226,690          142,534
  Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                          (2,053,211)      (2,943,932)         151,847
    Other current assets                           (152,868)         232,699          191,740
    Accounts payable                                329,783       (1,114,508)       1,969,808
    Accrued expenses                                (83,912)       4,710,605          943,622
    Income taxes payable                         (2,323,866)       1,461,000        1,049,508
    Deferred revenue                              1,017,486          237,958          (17,100)
    Other assets and liabilities                   (377,523)        (109,037)       1,231,102
                                                -----------      -----------      -----------
      Net cash provided by operating activities  10,470,197       15,126,115       16,540,123
                                                -----------      -----------      -----------

Cash flows from investing activities:
  Additions to intangible assets                          -                -         (461,536)
  Additions to plant and equipment, net          (4,568,494)      (2,570,795)      (8,589,535)
  Purchase of minority-owned investments         (2,337,500)               -                -
                                                 ----------      -----------      -----------
    Net cash used in investing activities        (6,905,994)      (2,570,795)      (9,051,071)
                                                 ----------      -----------       ----------

Cash flows from financing activities:
  Decrease in long-term debt, net                  (239,638)      (3,468,569)      (2,262,138)
  Dividends paid                                 (2,375,271)      (1,892,302)      (1,891,759)
  Common stock issued                               121,525          112,970                -
  Common stock repurchased                                -       (4,954,193)               -
                                                 ----------      -----------      -----------
      Net cash used in financing activities      (2,493,384)     (10,202,094)      (4,153,897)
                                                 ----------      -----------      -----------

Net increase in cash and cash equivalents         1,070,819        2,353,226        3,335,155
Cash and cash equivalents, beginning of period    8,209,414        5,856,188        2,521,033
                                                  ---------       ----------       ----------
Cash and cash equivalents, end of period         $9,280,233       $8,209,414       $5,856,188
                                                 ==========     ============       ==========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                       $151,397         $277,149         $485,908
    Income taxes                                 $7,914,974       $3,970,000       $2,790,000
Schedule of Non-cash Operating Activities:
  Invoicing for 1998 Kentucky Derby and Oaks       $402,328         $586,886         $411,483

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION:

        Churchill Downs Incorporated (the "Company") conducts Spring and Fall live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering as a host track and as a receiving track in Kentucky. In Indiana, the Company, through its subsidiary, Hoosier Park L.P. (Hoosier Park), conducts live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. Both its Kentucky and Indiana operations are subject to regulation by the racing commissions of the respective states.

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs Management Company (CDMC), Churchill Downs Investment Company (CDIC), and Anderson Park Inc.(Anderson), and its majority owned subsidiary, Hoosier Park. All significant intercompany balances and transactions have been eliminated.

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

        DEFERRED REVENUE:

        Deferred revenue includes advance sales of tickets primarily for the Kentucky Derby and Oaks races in Kentucky.

                                 CHURCHILL DOWNS INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (cont'd)

        OTHER ASSETS:

        Amortization on a racing license is provided over forty years using the straight-line method. Organizational costs and preopening costs are amortized over 24 months. Amortization expense was $270,845, $775,979 and $688,916 for the years ended December 31, 1997, 1996 and 1995.

        STOCK-BASED COMPENSATION:

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-based Compensation" proforma disclosure of net earnings and earnings per share are presented in Note 7 as if SFAS 123 had been applied.

        RECLASSIFICATION:

        Certain financial statement amounts have been reclassified in the prior years to conform to current year presentation.

        COMPUTATION OF NET EARNINGS PER COMMON SHARE:

        Basic net earnings per common share has been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share has been computed by dividing net earnings by the weighted average number of common and common equivalent shares (stock options) outstanding during the period. Prior period net earnings per share data has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

        RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

        In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company will adopt SFAS 132 in 1998.

                                 CHURCHILL DOWNS INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.      PLANT AND EQUIPMENT:

        Plant and equipment are summarized as follows:

                                       December 31,  December 31,  December 31,
                                           1997          1996          1995
                                       ------------  ------------  ------------
         Land                            $5,999,036  $  5,879,994  $  5,930,242
         Grandstands and buildings       57,579,747    56,154,054    55,946,326
         Equipment                        3,416,306     2,936,129     2,685,026
         Furniture and fixtures           4,327,797     3,603,276     3,435,761
         Tracks and other improvements   33,118,100    31,377,753    29,332,188
         Construction in process            113,210        74,206       121,920
                                       ------------  ------------  ------------
                                       $104,554,196  $100,025,412   $97,451,463
                                       ============  ============  ============

        Depreciation expense was $4,287,916, $4,038,135 and $3,817,511 for the years ended December 31, 1997, 1996 and 1995.

3.      INCOME TAXES:

        Components of the provision for income taxes follow:

        Income taxes:
                                             1997           1996         1995
                                            -----          -----         ----
         Currently payable                $5,472,900   $5,431,000     $3,883,500
         Deferred income taxes               352,100     (461,000)       167,500
                                          ----------   ----------     ----------
                                          $5,825,000   $4,970,000     $4,051,000
                                          ==========   ==========     ==========

         The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                               1997          1996         1995
                                               ----          ----         ----
         Federal statutory tax on
           earnings before income tax     $5,141,000   $4,464,000    $3,486,000
         State income taxes, net of
           federal income tax benefit        612,000      537,000       552,400
         Other                                72,000      (31,000)       12,600
                                          ----------   ----------    ----------
                                          $5,825,000   $4,970,000    $4,051,000
                                          ==========   ==========    ==========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.      INCOME TAXES: (cont'd)

        At December 31, 1997, the Company has accumulated net operating loss carryforwards of approximately $5,097,000 for Indiana state income tax purposes expiring from 2009 through 2011. Management is unable at this time to project future taxable income which will utilize these loss carryforwards. As a result, a valuation allowance was established in prior years in the amount of $176,000 in 1996 and $104,000 in 1995. Approximately $3,000 of this allowance was reversed in 1997. The tax benefit of these carryforwards will be recognized when management is able to project future taxable income in the state of Indiana.

        Significant   components  of  the  Company's  deferred  tax  assets  and liabilities at December 31 follows:

                                                       1997           1996            1995
                                                    ----------    -----------      ----------
        Deferred tax liabilities:
         Excess of book over tax basis of
           property & equipment                     $2,415,000     $2,284,000      $2,161,000
         Book basis of racing license
           in excess of tax basis                      636,000        657,000         680,000
                                                    ----------     ----------      ----------
             Gross deferred tax liability            3,051,000      2,941,000       2,841,000
                                                    ----------     ----------      ----------

        Deferred tax assets:
         Accrual for supplemental  benefit plan       (295,000)      (273,000)       (252,900)
         Net operating loss carryforwards             (173,000)      (176,000)       (104,000)
         Allowance for uncollectible receivables       (71,000)       (66,000)        (54,000)
         Excess of book over tax basis of other       (250,000)      (136,000)              -
           assets
         Other accruals                               (128,400)      (511,500)       (118,600)
                                                     ----------    ----------      ----------
             Gross deferred tax assets                (917,400)    (1,162,500)       (529,500)

        Valuation allowance for deferred
           tax assets                                  173,000        176,000         104,000
                                                    ----------     ----------      ----------
             Net deferred tax liability             $2,306,600     $1,954,500      $2,415,500
                                                    ==========     ==========      ==========

        Income taxes are classified in the balance sheet as follows:

         Net non-current deferred tax liability     $2,377,100     $2,316,600      $2,415,500
         Net current deferred tax asset                (70,500)      (362,100)              -
                                                    ----------     ----------      ----------
                                                    $2,306,600     $1,954,500      $2,415,500
                                                    ==========     ==========      ==========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.      EMPLOYEE BENEFIT PLANS:

        The Company has a profit-sharing plan which covers all full-time employees with one year or more of service. The Company will match contributions made by the employee up to 2% of the employee's annual compensation and contribute a discretionary amount determined annually by the Board of Directors. The cost of the plan for the years ended December 31, 1997, 1996 and 1995 was $535,000, $402,000 and $280,000,
        respectively.

        The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 1997, 1996 and 1995 was $51,000, $51,000 and $57,000, respectively.

        The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky. Contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the year ended December 31, 1997, 1996 and 1995 was $205,000, $183,000, and $194,000,
        respectively.  The Company's policy is to fund this expense as accrued.

5.      LONG-TERM DEBT:

        The Company has an unsecured $20,000,000 bank line of credit with various options for the interest rate, all of which are based on LIBOR plus additional basis points determined by certain Company financial ratios. The line of credit expires January 31, 1999. No borrowings were outstanding at December 31, 1997 and 1996. There was $6.0 million outstanding at December 31, 1995.

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intrastate wagering license from the former owners of the Louisville Sports Spectrum property. Interest has been imputed at 8%. The balance of these notes net of unamortized discount was $276,000, $350,000 and $420,000 at December 31, 1997, 1996 and 1995, respectively. The notes require aggregate annual payments of $110,000. As described in the contingency footnote (Note 9) any remediation costs for environmental cleanup can be offset against any amounts due under these notes payable.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.      LONG-TERM DEBT: (cont'd)

        On May 31, 1996, the Company entered into a Partnership Interest Purchase Agreement with Conseco, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in Hoosier Park to Conseco. The transaction also included assumption by Conseco of a loan to the Company of approximately $2,600,000, of which the balance is $2,437,000 at December 31, 1997. The loan requires interest of prime plus 2% (10.50% at December 31, 1997) payable monthly with principal due November, 2004. The note is collateralized by 10% of the assets of Hoosier Park.

        Maturities of all notes payable for the five years following December 31, 1997 follow:

                                         PRINCIPLE AMOUNT
                                        1998 -    $ 80,000
                                        1999 -      86,000
                                        2000 -      93,000
                                        2001 -       8,000
                                        2002 -       9,000
                                   Thereafter -  2,437,000

6.      OPERATING LEASES:

        The Company contracts for totalisator equipment and service extending through October, 2001. The contract provides for rentals based on a percentage of pari-mutuel wagers registered by the totalisator equipment. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,361,000, $1,257,000 and $1,093,000, respectively.

        Hoosier Park leases land in Anderson, Indiana under an operating lease agreement with the City of Anderson. Under the agreement, Hoosier Park pays an annual rent of $128,520 or one-half of one percent of the total annual handle wagered at the racetrack facility and at the three Indiana simulcast facilities on live races at the track, whichever is greater. The original term of the lease expires April 22, 2003. Hoosier Park has options to renew the lease for three additional ten-year periods subject to the same terms and conditions. Rent expense during 1997, 1996 and 1995 was $217,000, $219,000 and $308,000, respectively, which included $88,000, $90,000 and $180,000 of contingent rentals in 1997, 1996 and
        1995, respectively.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.      OPERATING LEASES: (cont'd)

        In November 1995, Hoosier Park entered into an operating lease agreement which expires November 25, 2005 to lease property for the Indianapolis off-track betting facility. Under this agreement, Hoosier Park pays an annual minimum rent of $200,000, plus additional rent contingent upon annual gross revenues. Hoosier Park has an option to renew the lease for an additional five-year period. Under the terms of the renewal lease, Hoosier Park pays an annual minimum rent of $300,000, plus additional rent contingent upon annual gross revenues. Rent expense under this agreement during 1997, 1996 and 1995 was $621,000, $620,000 and
        $114,000, respectively.

        The Company contracts for audio/video equipment and service under an agreement which provides for daily fees, which vary based on the level of programming provided. Expense under this agreement during 1997, 1996 and 1995 was $1,604,000, $1,369,000 and $1,403,000, respectively.

        A summary of future minimum operating lease payments follows:

                                        Year Ending        Minimum Lease
                                        December 31         Payment ($)
                                        -----------        -------------
                                          1998               351,911
                                          1999               359,638
                                          2000               359,638
                                          2001               336,300
                                          2002               328,520
                                        Later Years          626,173
                       Total minimum lease payments       $2,362,180

7.      STOCK-BASED COMPENSATION PLANS:

        The Company sponsors both the "Churchill Downs Incorporated 1997 Stock Option Plan" (the "97 Plan") and the "Churchill Downs Incorporated 1993 Stock Option Plan" (the "93 Plan"), stock-based incentive compensation plans which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for both the plans. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 as required are presented below.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        The Company is authorized to issue up to 300,000 shares and 400,000 shares of common stock (as adjusted for the stock split) under the 97 Plan and 93 Plan, respectively, pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees and directors of the Company or any subsidiary.

        Employee Stock Options:

        Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 1997, 1996 and 1995. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

        A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and the changes during the year ended on those dates is presented below:

                                         1997                        1996                        1995
                             --------------------------- --------------------------- ---------------------------
                             # of Shares    Weighted     # of Shares  Weighted       # of Shares   Weighted
                              Underlying     Average     Underlying    Average        Underlying    Average
                                Options  Exercise Prices  Options    Exercise Prices   Options   Exercise Prices
                             ----------- --------------- ----------- --------------- ----------- ---------------
        Outstanding at beginning
          of the year          337,000       $19.08       248,000      $22.34          226,500       $22.97
        Granted                 89,532       $20.83       274,400      $18.97           21,500       $15.75
        Exercised                    -            -             -           -                -            -
        Canceled                     -            -       185,400      $23.27                -            -
        Forfeited                    -            -             -           -                -            -
        Expired                      -            -             -           -                -            -
        Outstanding at end
          of year              426,532       $19.45       337,000      $19.08          248,000       $22.34
        Exercisable at end
          of year              207,400       $19.67             -           -          123,600       $23.27
        Weighted-average
          fair value per share
          of options granted
          during the year        $6.34                      $5.55                        $4.20


                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend yields ranging from 1.2% to 1.6%; risk-free interest rates are different for each grant and range from 5.39% to 6.63%; and the expected lives of options are different for each grant and range from approximately 5.8 to 6.5 years, and a volatility of 19.38% in 1997 and 18.75% in 1996 and 1995.

        The  following  table   summarizes   information   about  stock  options
        outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ---------------------------------------------  --------------------------
                           Number     Weighted Average  Weighted           Number     Weighted
        Range of         Outstanding     Remaining        Average        Exercisable   Average
        Exercise Prices  At 12/31/97  Contributing Life Exercise Price  At 12/31/97 Exercise Price
        ---------------  ------------ ----------------- --------------  ----------- --------------
        $15.75 to $19.25    315,900       7.05            $18.72           170,400     $19.25
        $21.25 to $22.00    110,632       8.7             $21.54            37,000     $21.71
        TOTAL               426,532       7.48            $19.45           207,400     $19.67

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        Under the Employee Stock Purchase Plan, the Company sold 8,410 shares of common stock to 111 employees pursuant to options granted on August 1, 1996 and exercised on July 31, 1997. Because the plan year overlaps the company's fiscal year, the number of shares sold pursuant to options granted on August 1, 1997 can only be estimated because the 1997 plan year is not yet complete. The Company's estimate of options granted in 1997 under the Plan is based on the number of shares sold to employees under the Plan for the 1996 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 1997.

        In  accordance   with  APB  25,  the  Company  has  not  recognized  any
        compensation cost for the Employee Stock Purchase Plan for 1997, 1996 or 1995.

        A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1997, 1996 and 1995 and the changes during the year ended on those dates is presented below:


                                       1997                        1996                          1995
                           ---------------------------- --------------------------- -----------------------------
                           # of Shares     Weighted      # of Shares   Weighted       # of Shares   Weighted
                            Underlying     Average        Underlying      Average      Underlying   Average
                             Options    Exercise Prices   Options   Exercise Prices     Options   Exercise Prices
                           -----------  --------------- ----------- --------------- ------------- ---------------

        Outstanding at beginning
          of the year          8,410       $14.45         7,818        $14.45              -             -
        Granted                8,030       $18.94         8,000        $17.22          7,818        $14.45
        Exercised              8,410       $14.45         7,818        $14.45              -             -
        Forfeited                  -            -             -             -              -             -
        Expired                    -            -             -             -              -             -
        Outstanding at end
          of year              8,030            -         8,000             -          7,818             -
        Exercisable at end
          of year                  -            -             -             -              -             -
        Weighted-average
          fair value per share
          of options granted
          during the year      $5.36                      $5.35                        $6.39


                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.      STOCK-BASED COMPENSATION PLANS: (cont'd)

        Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and net earnings per common share for 1997, 1996 and 1995 would approximate the pro forma amounts below:

                                             1997         1996          1995
                                          ----------   ----------    ----------
        Net earnings:
         As reported                      $9,148,560   $8,071,526    $6,203,135
         Pro-forma                        $8,605,000    7,530,000     6,153,000

        Net earnings per common share:
         As reported
              Basic                            $1.25        $1.08         $0.82
              Diluted                          $1.25        $1.08         $0.82
         Pro-forma
              Basic                            $1.18        $1.01         $0.81
              Diluted                          $1.18        $1.01         $0.81

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      CONTINGENCIES:

        On January 22, 1992, the Company acquired certain assets of Louisville Downs, Incorporated for $5,000,000 including the site of the Louisville Sports Spectrum. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back had been utilized as of December 31, 1997 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the State of Kentucky of $995,000 for remediation costs and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $985,000 remains in the account. In addition to the hold back, the Company has obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

        It is not anticipated that the Company will have any liability as a result of compliance with environmental laws with respect to any of the Company's property. Except as discussed herein, compliance with environmental laws has not affected the ability to develop and operate the Company's properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

10. SALE OF 10% OF HOOSIER PARK:

        On May 31, 1996, the Company sold 10% of Anderson's partnership interest in Hoosier Park to Conseco for a cash payment of $218,390 for the 10% partnership interest and an additional cash payment of $2,603,514 for the 10% interest in the debt owed by Hoosier Park to CDMC at face value of debt at the date of the closing.

        Conseco has an option which expires December 31, 1998, to purchase from Anderson an additional 47% partnership interest in Hoosier Park for approximately $6,222,000 and an additional 47% interest in the debt owed by Hoosier Park to CDMC for approximately $15,934,000. This purchase would be subject to the approval of the Indiana Horse Racing Commission ("IHRC"). Should this transaction occur, Conseco will be the sole general partner of Hoosier Park, and Anderson and Pegasus Group, Inc. will be limited partners with partnership interests of 30% and 13%, respectively. CDMC would continue to have a long-term management agreement with Hoosier Park pursuant to which CDMC would have operational control of the day-to-day affairs of Hoosier Park and its related simulcast facilities.
 .

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     PURCHASE OF MINORITY-OWNED INVESTMENT

        In July 1997, BC Racing Group, LLC (BC), of which a wholly-owned subsidiary of the Company is a 24% owner, purchased Dueling Grounds racecourse for $11 million at a Federal Bankruptcy Court sale after having purchased underlying mortgage notes to the property from the mortgagee at a discount. Located in Franklin, Kentucky, just north of Nashville, Tennessee, Dueling Grounds opened in 1991, conducting short race meets and year-round simulcasting. The Company's investment in BC of $2,187,500, which includes notes receivable of $1,822,900 and equity capital of $364,600, is accounted for under the equity method of accounting.

12.     NET EARNINGS PER SHARE COMPUTATIONS

        The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                            1997         1996        1995
                                                            ----         ----        ----
        Net earnings (numerator) amounts used
         for basic and diluted per share computations:    $9,148,560   $8,071,526 $6,203,135
                                                          ----------   ---------- ----------
        Weighted average shares (denominator) of
         common stock outstanding per share
         computations:
           Basic                                           7,312,052    7,445,542  7,568,278
           Plus dilutive effect of stock options               8,618        2,164        414
                                                          ----------   ----------  ---------
           Diluted                                         7,320,670    7,447,706  7,568,692
                                                          ==========   ==========  =========
        Net earnings per share
           Basic                                               $1.25        $1.08      $0.82
           Diluted                                             $1.25        $1.08      $0.82

        Options to purchase 9,800, 135,250 and 113,050 shares for the years ended December 31, 1997, 1996 and 1995, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.


13.     SUBSEQUENT EVENTS

        On March 19, 1998, the Company's Board of Directors authorized a 2-for-1 stock split with a record date of March 30, 1998 and also authorized the increase in the number of authorized shares of no par value common stock from 10 million to 20 million shares, subject to approval of shareholders at the next annual meeting of shareholders. Retroactive recognition has been given to this stock split in the accompanying financial statements.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     SUBSEQUENT EVENTS: (cont'd)

        Additionally, the Company's Board of Directors approved a shareholder "Rights Plan" (the "Plan") on March 19, 1998 which grants each shareholder the right to purchase a fraction of a share of Series 1998 Preferred Stock at the rate of one right for each share of the Company's common stock. The rights will become exercisable 10 business days (or such later date as determined by the Board of Directors) after any person or group acquires, obtains a right to acquire or announces a tender offer for 15% or more of the Company's outstanding common stock. The rights would allow the holder to purchase preferred stock of the Company at a 50% discount. The Plan is intended to protect shareholders from takeover tactics that may be used by an acquirer which the Board believes are not in the best interests of the shareholders. The Plan expires on March 19, 2008.

        On March 19, 1998 the Company's Board of Directors also approved the execution of a new line of credit following a bank's commitment to increase its unsecured bank line of credit from $20 million to $50 million. The interest rate is based upon LIBOR plus 50 to 100 additional basis points determined by certain Company financial ratios or at prime rate minus 50 basis points, at the Company's election. The line of credit expires in March 2000.

        On March 28, 1998, the Company entered into a stock purchase agreement with TVI Corp., ("TVI") for the purchase of 100% of the stock of Racing Corporation of America ("RCA"). RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. The purchase price will be approximately $22,000,000 in a combination of cash and common stock of the Company. The sale which is expected to close in April is subject to various closing conditions and approvals of several regulatory agencies, including the Kentucky Racing Commission. The purchase is not anticipated to have any material effect on earnings in 1998.


SUPPLEMENTARY FINANCIAL INFORMATION(UNAUDITED)                              COMMON STOCK INFORMATION



                                                               [                PER SHARE OF COMMON STOCK           ]
                                                               ------------------------------------------------------
                                Operating                   Basic Net   Diluted Net
                     Net         Income      Net Earnings   Earnings     Earnings                       Market Price
                  Revenues       (Loss)         (Loss)       (Loss)       (Loss)      Dividends       High        Low
                  --------     ----------    ------------    ------     ----------    ---------       ----        ---
1997             $118,907,367 $14,405,288     $9,148,560      $1.25        $1.25
Fourth Quarter     28,021,261    (269,688)        30,749       0.00         0.00        $0.50       $23.38       $20.75
Third Quarter      16,827,607  (3,005,270)    (1,819,209)     (0.25)       (0.25)                    21.00        16.25
Second Quarter     60,779,635  20,815,669     12,785,706       1.75         1.75                     19.00        16.50
First Quarter      13,278,864  (3,135,423)    (1,848,686)     (0.25)       (0.25)                    18.50        16.00
-----------------------------------------------------------------------------------------------------------------------
1996             $107,858,818 $12,314,897    $ 8,071,526      $1.08        $1.08
Fourth Quarter     26,369,324  (1,092,044)      (171,138)     (0.02)       (0.02)       $0.33       $18.25       $17.00
Third Quarter      15,200,752  (2,782,430)    (1,580,988)     (0.21)       (0.21)                    18.75        17.00
Second Quarter     54,939,249  19,637,584     11,896,865       1.59         1.59                     22.00        18.00
First Quarter      11,349,493  (3,448,213)    (2,073,213)     (0.27)       (0.27)                    20.00        16.00
-----------------------------------------------------------------------------------------------------------------------
1995             $ 92,434,216 $10,305,210    $ 6,203,135      $0.82        $0.82
Fourth Quarter     21,264,267    (905,283)      (500,096)     (0.06)       (0.06)       $0.25       $19.25       $15.50
Third Quarter      13,222,206  (3,572,224)    (2,174,704)     (0.29)       (0.29)                    21.63        17.75
Second Quarter     49,335,136  17,645,591     10,650,212       1.41         1.41                     23.00        20.50
First Quarter       8,612,607  (2,862,874)    (1,772,277)     (0.24)       (0.24)                    23.50        21.25
-----------------------------------------------------------------------------------------------------------------------




THE COMPANY'S COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET. AS OF MARCH 29, 1993, THE COMPANY'S COMMON STOCK WAS LISTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.'S SMALLCAP MARKET UNDER THE SYMBOL CHDN. AS OF MARCH 27, 1998, THERE WERE APPROXIMATELY 3,100 STOCKHOLDERS OF RECORD.

EARNINGS (LOSS) PER SHARE AND OTHER PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED FOR THE 2-FOR-1 STOCK SPLIT WITH A RECORD DATE OF MARCH 30, 1998.

QUARTERLY EARNINGS (LOSS) PER SHARE FIGURES MAY NOT TOTAL EARNINGS (LOSS) PER SHARE FOR THE YEAR DUE TO THE FLUCTUATION OF THE MARKET PRICE OF THE STOCK.

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

                                    PART IV
                                    -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K

(a)(1)    Consolidated Financial Statements


                                                                                       PAGES
               The   following   financial   statements   of   Churchill   Downs
               Incorporated for the years ended December 31, 1997, 1996 and 1995 are included in Part II, Item 8:
               Reports of Independent Accountants                                        39
               Consolidated Balance Sheets                                               40
               Consolidated Statements of Earnings                                       41
               Consolidated Statements of Stockholders' Equity                           42
               Consolidated Statements of Cash Flows                                     43
               Notes to Consolidated Financial Statements                               44-57

               Schedule VIII - Valuation and Qualifying Accounts                         62

   (2) All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

   (3)     For the list of required exhibits, see exhibit index.

(b)     Reports on Form 8-K:

        None

(c)     Exhibits

        See exhibit index.

(d) All financial statements and schedules except those items listed under items 14(a)(l) and (2) above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHURCHILL DOWNS INCORPORATED


/S/THOMAS H. MEEKER             /S/ROBERT L. DECKER            /S/VICKI L. BAUMGARDNER
Thomas H. Meeker                Robert L. Decker               Vicki L. Baumgardner
President                       Sr. Vice President, Finance    Vice President, Finance/Treasurer
March 19, 1998                  March 19, 1998                 March 19, 1998
(Principal Executive Officer)   (Principal Financial Officer)  (Principal Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/CHARLES W. BIDWILL, JR.                                  /S/THOMAS H. MEEKER
Charles W. Bidwill, Jr           Seth W. Hancock            Thomas H. Meeker
March 19, 1998                   March 19, 1998             March 19, 1998
(Director)                       (Director)                 (Director)

/S/ CATESBY W. CLAY              /S/FRANK B. HOWER, JR.     /S/ARTHUR B. MODELL
Catesby W. Clay                  Frank B. Hower, Jr.        Arthur B. Modell
March 19, 1998                   March 19, 1998             March 19, 1998
(Director)                       (Director)                 (Director)


/S/WILLIAM S. FARISH             /S/G. WATTS HUMPHREY, JR.  /S/CARL F. POLLARD
William S. Farish                G. Watts Humphrey, Jr.     Carl F. Pollard
March 19, 1998                   March 19, 1998             March 19, 1998
(Director)                       (Director)                 (Director)


/S/J. DAVID GRISSOM              /S/W. BRUCE LUNSFORD       /S/DENNIS D. SWANSON
J. David Grissom                 W. Bruce Lunsford          Dennis D. Swanson
March 19, 1998                   March 19, 1998             March 19, 1998
(Director)                       (Director)                 (Director)

                                                            /S/DARRELL R. WELLS
                                                            Darrell R. Wells
                                                            March 19, 1998



                                 CHURCHILL DOWNS INCORPORATED

                      SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

                                       Balance,
                                      Beginning     Charged to                     Balance,
       Description                    Of Period     Expenses      Deductions     End Of Period
                                      ---------     ----------    ----------     -------------
Year ended December 31, 1997:
Allowance for doubtful
  account and notes receivable         $165,000        $61,000       $50,000        $176,000
Valuation allowance for
   deferred tax asset                   176,000              -         3,000         173,000
                                      ---------     ----------    ----------        --------
                                       $341,000        $61,000       $53,000        $349,000
                                      =========     ==========    ==========        ========

Year ended December 31, 1996:
Allowance for doubtful
   accounts and notes receivable       $135,000        $30,000             -        $165,000
Valuation allowance for
   deferred tax asset                   104,000         72,000             -         176,000
                                       --------      ---------    ----------        --------
                                       $239,000      $ 102,000             -        $341,000
                                       ========      =========    ==========        ========

Year ended December 31, 1995:
Allowance for doubtful
   accounts and notes receivable       $215,000              -       $80,000        $135,000
Valuation allowance for
   deferred tax asset                         -       $104,000             -         104,000
                                       --------      ---------    ----------        --------
                                       $215,000       $104,000       $80,000        $239,000
                                       ========      =========    ==========        ========



                                         EXHIBIT INDEX

NUMBERS      DESCRIPTION                              BY REFERENCE TO

  (3)(a)     Restated Articles of Incorporation       Exhibit 3(b) to Report on Form 10-Q
                                                      for the fiscal quarter ended September
                                                      30, 1997

      (b)    Restated Bylaws as amended               Pages 67 to 76, Report on Form 10-K for the
                                                      year ended December 31, 1997

  (4)(a)     Rights  Agreement dated as of            Exhibit 4.1 to Current Report on Form
             March 19, 1998  between  Churchill       8-K dated March 19, 1998
             Downs, Inc. and Bank of Louisville

  (10)(a)    Churchill Downs Restated                 Exhibit 10 (a) to Report on Form 10-K for
             Supplemental Benefit Plan dated          the year ended December 31, 1994
             March 1, 1995 *

      (b)    Employment Agreement dated as            Exhibit 19(a) to Report on Form 10-Q
             of October 1, 1984, with                 for fiscal quarter ended October 31, 1984
             Thomas H.Meeker, President *

      (c)    Churchill Downs Incorporated             Exhibit 10 (c) to Report on Form 10-K for
             Incentive Compensation                   the year ended December 31, 1996
             Plan (1997) *

      (d)    Churchill Downs Incorporated             Exhibit 10(h) to Report on Form 10-K
             for 1993 Stock Option Plan *             the eleven  months ended  December 31,
                                                      1993

      (e)    Stock Purchase  Agreement naming         Exhibit 10(i) to Current Report on
             Dominick Marotta, Frank                  Form 8-K filed with the Securities
             Marotta, Louis E. Carlo                  and Exchange Commission on February 10, 1994
             and Edward F. Draugelis

      (f)    Amendment  of  Employment                Report  on  Form  10-K  for  the  fiscal
             Agreement  with Thomas H.  Meeker,       year ended  January  31, 1986; Report
             President,  dated  October  1,           on Form 10-K for the
             1984 *                                   fiscal year ended
                                                      January 31, 1987; 1988, 1990, 1991,
                                                      1992 and 1993

      (g)    Amendment No. 1 to Churchill             Exhibit 10 (g) to Report on Form 10-K for
             Downs Incorporated 1993 Stock            the year ended December 31, 1994
             Option Plan *

      (h)    Amendment to Note and Letter             Pages 77 to 79, Report on Form 10-K for the
             Agreement dated December 5, 1996         year ended December 31, 1997
             in the principal amount of $20,000,000
             by Churchill Downs Incorporated to
             PNC Bank, Kentucky, Inc.



      (i)    Amended and  Restated  Lease             Exhibit 10 (I) to report on Form 10-K
             Agreement  dated  January 31, 1996       for the year ended  December 31,
                                                      1995

      (j)    Amendment No. 1 to Promissory            Report on Form 10-K for the year
             Note dated May 31, 1994                  ended December 31, 1994

      (k)    Partnership  Interest Purchase           Exhibit 10(k) to report on Form 10-K
             for Agreement  dated  December 20,       the year ended December 31, 1995
             1995 among  Anderson  Park,  Inc.,
             Conseco HPLP,  L.L.C.,  Pegasus
             Group, Inc. and Hoosier Park, L.P.

      (l)    Employment Agreement between             Exhibit 10(l) to Report on Form 10-Q
             Churchill Downs Incorporated and         for the fiscal quarter ended March 31, 1997
             Robert L. Decker*

      (m)    Amendment No. 2 to Churchill             Pages 89 to 90, Report on Form 10-K for the
             Downs Incorporated 1993 Stock            year ended December 31, 1997
             Option Plan*

      (n)    Churchill Downs Incorporated             Pages 80 to 88, Report on Form 10-K for
             1997 Stock Option Plan                   the year ended December 31, 1997

  (21)       Subsidiaries of the registrant           Report on Form 10-K for the year ended
                                                      December 31, 1994

  (23)       Consent of Coopers & Lybrand, LLP        Page 66, Report on Form 10-K for the year
             Independent Accountants                  ended December 31, 1997


  (27)(a)    Financial Data Schedule for the year     Report on Form 10-K for the year
             ended December 31 1997                   ended December 31, 1997

      (b)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the year ended December 31, 1996     ended December 31, 1997

      (c)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the year ended December 31, 1995     ended December 31, 1997

      (d)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended September 30,      ended December 31, 1997
             1997

      (e)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended June 30, 1997      ended December 31, 1997

      (f)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended March 31, 1997     ended December 31, 1997

      (g)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended September 30,      ended December 31, 1997
             1996



      (h)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended June 30, 1996      ended December 31, 1997

      (i)    Amended Financial Data Schedule          Report on Form 10-K for the year
             for the quarter ended March 31, 1996     ended December 31, 1997



*    Management contract or compensatory plan or arrangement