Form 10-Q
period 1998-03-31
CHURCHILL DOWNS INC
filed 1998-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                             Yes   X     No____

The number of shares outstanding of registrant's common stock at May 14, 1998 was 7,516,934 shares.

                          CHURCHILL DOWNS INCORPORATED

                                      I N D E X


                                                                  PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets, March 31, 1998,
            December 31, 1997 and March 31, 1997                      3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1998 and 1997        4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997                5

            Condensed Notes to Consolidated Financial Statements    6-8

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    9-20

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk (Not Applicable)                             21

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 1.  Legal Proceedings (Not applicable)                       21

   ITEM 2.  Changes in Securities and Use of Proceeds(Not applicable)21

   ITEM 3.  Defaults Upon Senior Securities(Not applicable)          21

   ITEM 4.  Submission of Matters to a Vote of Security Holders
            (Not applicable)                                         21

   ITEM 5.  Other Information (Not applicable)                       21

   ITEM 6.  Exhibits and Reports on Form 8-K                         21

   Signatures                                                        22

   Exhibit Index                                                     23

   Exhibits                                                       24-32




                            CHURCHILL DOWNS INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                          March 31       December 31     March 31
      ASSETS                              1998           1997             1997

Current assets:
  Cash and cash equivalents            $11,803,389       $9,280,233    $ 7,084,056
  Accounts receivable                    5,925,377        7,086,889      3,918,264
  Prepaid income taxes                     969,185                -        870,792
  Other current assets                     847,493          540,489      1,180,439
                                        ----------       ----------      ---------
    Total current assets                19,545,444       16,907,611     13,053,551


Other assets                             5,563,557        5,778,430      3,634,018
Plant and equipment                    105,348,975      104,554,196    101,086,691
Less accumulated depreciation          (42,203,103)     (41,391,429)   (38,158,464)
                                       -----------      -----------    -----------
                                        63,145,872       63,162,767     62,928,227
                                       -----------      -----------    -----------
                                       $88,254,873      $85,848,808    $79,615,796
                                       ===========      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $9,960,311       $5,732,783     $9,392,124
  Accrued expenses                       5,000,182        7,937,575      4,828,996
  Dividends payable                             -         3,658,468              -
  Income taxes payable                          -           186,642              -
  Deferred revenue                      13,718,956        7,344,830     11,477,348
  Long-term debt, current portion           79,805           79,805         73,893
                                        ----------       ----------     ----------
      Total current liabilities         28,759,254       24,940,103     25,772,361

Long-term debt, due after one year       2,633,164        2,633,164      2,752,969
Outstanding mutuel tickets
  (payable after one year)               1,767,991        1,625,846      2,011,092
Deferred compensation                      893,898          880,098        830,580
Deferred income taxes                    2,377,100        2,377,100      2,316,600
Stockholders' equity:
  Preferred stock, no par value;
    authorized, 250,000 shares;
    issued, none                                 -                -              -
  Common stock, no par value;
    authorized, 20 million shares,
    issued 7,316,934 shares, March 31,
    1998 and December 31, 1997 and
    7,308,526 shares, March 31, 1997     3,614,567        3,614,567      3,493,042
  Retained earnings                     48,273,899       49,842,930     42,504,152
  Note receivable for common stock         (65,000)         (65,000)       (65,000)
                                       -----------      -----------    -----------
                                        51,823,466       53,392,497     45,932,194
                                       -----------      -----------    -----------
                                       $88,254,873      $85,848,808    $79,615,796
                                       ===========      ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            CHURCHILL DOWNS INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                     (Unaudited)


                                            Three Months Ended March 31
                                                1998            1997
                                            ------------     -----------

Net revenues                                 $15,385,151     $13,278,864
Operating expenses                            15,999,128      14,484,447
                                             -----------     -----------

   Gross loss                                   (613,977)     (1,205,583)

Selling, general and administrative expenses   2,155,754       1,929,840
                                               ---------       ---------

   Operating loss                             (2,769,731)     (3,135,423)

Other income (expense):
   Interest income                               189,270          66,380
   Interest expense                             (104,524)        (80,216)
   Miscellaneous income                          117,054         130,573
                                              ----------       ---------

                                                 201,800         116,737

Loss before income tax benefit                (2,567,931)     (3,018,686)

Federal and state income tax benefit             998,900       1,170,000
                                             -----------     -----------

   Net loss                                  $(1,569,031)    $(1,848,686)
                                             ===========     ===========


Basic and diluted net loss per share              $ (.21)         $ (.25)


Basic and diluted weighted average shares
  outstanding                                  7,316,934       7,308,526



The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended March 31
                                                 1998           1997
                                             ------------ --------------
Cash flows from operating activities:
   Net loss                                  $(1,569,031)    $(1,848,686)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
   Depreciation and amortization               1,159,106       1,143,522
   Deferred compensation                          13,800           5,369
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
     Accounts receivable                       1,161,512       1,299,972
     Prepaid income taxes                       (969,185)       (870,792)
     Other current assets                       (307,004)       (501,218)
     Accounts payable                          4,227,528       3,989,124
     Accrued expenses                         (2,937,393)     (3,192,491)
     Income taxes payable                       (186,642)     (2,510,508)
     Deferred revenue                          6,374,126       4,965,446
     Other assets and liabilities                335,118          25,972
                                               ---------       ---------
       Net cash provided by operating
         activities                            7,301,935       2,505,710
                                               ---------       ---------

Cash flows from investing activities:
   Additions to plant and equipment, net      (1,120,311)     (1,083,468)
                                              ----------      ----------
     Net cash used in investing activities    (1,120,311)     (1,083,468)
                                              ----------      ----------

Cash flows from financing activities:
   Decrease in long-term debt, net                     -        (172,329)
   Dividends paid                             (3,658,468)     (2,375,271)
                                              ----------      ----------
     Net cash used in financing activities    (3,658,468)     (2,547,600)
                                              ----------      ----------

Net increase (decrease) in cash and cash
  equivalents                                  2,523,156      (1,125,358)
Cash and cash equivalents, beginning of
  period                                       9,280,233       8,209,414
                                             -----------     -----------
Cash and cash equivalents, end of period     $11,803,389     $ 7,084,056
                                             ===========     ===========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest                                     $250,000         $92,300
   Income taxes                                  $18,000      $2,190,000


The accompanying notes are an integral part of the financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)

         1. The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1997 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.


       2. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings (loss) as the Company normally earns a substantial portion of its net earnings in the second quarter of each year during which the Kentucky Derby and Kentucky Oaks are run. The Kentucky Derby and Kentucky Oaks are run on the first weekend in May.

            During the three months  ended March 31, 1998 and 1997,  the Company conducted simulcast receiving wagering for 367 and 360 location days, respectively, which includes simulcast wagering at its Sports Spectrum site in Louisville, Kentucky for 75 days in 1998 compared to 72 days in 1997. Through its subsidiary, Hoosier Park L.P. ("Hoosier Park"), the Company conducted simulcast wagering at its racetrack in Anderson, Indiana and at three simulcast wagering facilities located in Merrillville, Ft. Wayne and Indianapolis, Indiana for a total of 292 days in 1998 compared to 288 days in 1997. Additionally, the Company conducts simulcast wagering on-track during its Churchill Downs and Hoosier Park live race meets.

         3. On March 19, 1998 the Company obtained a commitment from its principal lender to increase its unsecured bank line of credit from $20 million to $50 million. The interest rate is based upon LIBOR plus 50 to 100 additional basis points which is determined by certain Company financial ratios. The line of credit expires March 19, 2000. There were no borrowings outstanding on the line of credit at March 31, 1998, December 31, 1997 or March 31, 1997.

         4.  Certain  prior  period  financial   statement   amounts  have  been
reclassified to conform to the current period presentation.

                          CHURCHILL DOWNS INCORPORATED
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
             three months ended March 31, 1998 and 1997 (continued)
                                   (Unaudited)


         5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income are the same for the three months ended March 31, 1998 and 1997, respectively.

         6. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

         7. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other
Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company will include SFAS 132 disclosures in its 1998 annual report.

         8. On March 28, 1998, the Company entered into a stock purchase agreement with TVI Corp., ("TVI") for the purchase of 100% of the stock of Racing Corporation of America ("RCA") for a purchase price of $22.0 million in a combination of cash and common stock of the Company. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. The sale closed on April 21, 1998 upon final approval from the Kentucky Racing Commission. As part of the transaction, TVI received 200,000 shares of the Company's common stock. The remaining balance of $17.15 million was paid from cash on hand and a draw on the Company's bank line of credit. The acquisition will be accounted for by the Company under purchase method of accounting and will be consolidated during the second quarter of 1998. The results of operations of RCA subsequent to April 20, 1998 will be included in the Company's consolidated results of operations. The purchase is not anticipated to have any material effect on the Company's earnings in 1998.

                          CHURCHILL DOWNS INCORPORATED
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the
             three months ended March 31, 1998 and 1997 (continued)
                                   (Unaudited)


         9. The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                 Three months ended
                                                      March 31,
                                                 1998            1997
                                             ------------    ------------
   Loss (numerator) amounts used for basic
     and diluted per share computations:     $(1,569,031)    $(1,848,686)


   Basic and diluted weighted average shares
     (denominator) of common stock
     outstanding per share                     7,316,934       7,308,526


   Basic and diluted net loss per share            $(.21)          $(.25)

     Options to purchase 130,500 and 66,500 shares at March 31, 1998 and 1997 which equate to common stock equivalents of 12,041 and 1,919, respectively, are excluded from the computation since their effect is antidilutive because of the net loss for the periods. In addition, options to purchase 296,032 and 290,500 shares for the quarters ended March 31, 1998 and 1997 were not included in the computation of loss per share common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     This discussion and analysis includes a forecast of future results of operations. Such a forecast is a "forward-looking statement" under the federal securities laws. Actual results could differ materially from this forecast and there can be no assurance that such forecast of future results will be achieved. Important factors that could cause actual results to differ materially from the presently estimated amounts include: the continued ability of the Company to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; the continued ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming ( including riverboat casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; a decrease in riverboat admissions revenue from the Company's Indiana operations; and the Company's success in its pursuit of strategic initiatives designed to attract new patrons and generate additional revenue for purses and capital investment.

     The Company primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875, and is internationally known as home of the Kentucky Derby. The Company is also majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. The Company conducts simulcast wagering on horse racing year-round at its four Churchill Downs Sports Spectrum facilities ("Sports Spectrum") in Kentucky and Indiana, as well as its racetracks.

      Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company normally earns a substantial portion of its net income in the second quarter of each year during which the Kentucky Derby and the Kentucky Oaks are run. The Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

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

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


     Kentucky's racetracks, including Churchill Downs and Ellis Park Race Course ("Ellis Park"), which was acquired by the Company during the second quarter of 1998, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the awarding of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Churchill Downs conducted live racing on 77 days during the year ended December 31, 1997. For 1998, Churchill Downs has received a license to conduct live racing for a total of 71 racing days on approximately the same dates as the prior year's Spring and Fall race meetings. For 1998, Ellis Park has received a license to conduct live racing for a total of 55 racing days. The total number of days on which Churchill Downs and Ellis Park conduct live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs or Ellis Park could impact the Company's operations and earnings in future years. The purchase of Ellis Park is not anticipated to have any material effect on earnings in 1998.

     Churchill Downs will host Breeders' Cup Day on November 7, 1998. Breeders' Cup Day is sponsored by Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup Day races are held annually, featuring $12 million in purses, for the purpose of determining Thoroughbred champions in seven different events. Racetracks across the United States compete for the privilege of hosting the Breeders' Cup Day races each year and the 1998 Breeders' Cup will be the Company's fourth time hosting this event, the most of any racetrack. The Breeders' Cup Day races were held in California in November 1997. Hosting the event in 1998 is expected to have a positive impact on the Company's 1998 results.

     In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of 5 members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. In 1997, the Company conducted 142 days of live racing, including 85 days of Standardbred racing and 57 days of Thoroughbred racing. Quarter Horse races were also conducted during some Thoroughbred race days. The Company has received a license to conduct live racing in 1998 for a total of 152 racing days, including 94 days of Standardbred racing, and 58 days of Thoroughbred racing (which also includes Quarter Horse races). A substantial change in the allocation of live racing days at Hoosier Park could impact the Company's operations and earnings in future years.

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


      The Company employs approximately 340 full-time employees. Due to the seasonal nature of the Company's live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when the Company employs as many as 2,600 persons. During 1997, average employment per pay period was approximately 900 individuals.

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

      One, and possibly two, additional riverboats are anticipated to open along the Indiana shore of the Ohio River. In May 1996, the Indiana Gaming Commission ("IGA")awarded a preliminary license to RDI/Caesars World to operate the world's largest riverboat casino in Harrison County, Indiana, just 10 miles from Louisville. A construction permit was issued to RDI/Caesars World by the U.S. Army Corps of Engineers ("Corps") in February 1998, and they have announced that the riverboat will open in the fall of 1998. However, the U.S. Environmental Protection Agency ("EPA") has conducted a separate review of the Corps'
decision, and issued a letter critical of some aspects of the Corps' decision-making process. Also, the environmental groups have filed a lawsuit in U.S. District Court for the western district of Kentucky challenging the Corps' decision to issue a construction permit to RDI/Caesars World ("environmental litigation"). It is not known whether the EPA's letter or the environmental litigation will result in further delays for the project. The IGA voted in May 1998 to consider in September 1998 whether to grant a license to open a fifth Indiana riverboat along the Ohio River in either Crawford County or Switzerland County, within 30 or 70 miles, respectively, of Louisville. Prior to the vote in May, the IGA had voted to postpone indefinitely the granting of a fifth license.

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


       The full impact of riverboat casinos on Kentucky racing cannot be accurately determined until all riverboats are open and the markets are fully matured. Studies project that Churchill Downs could experience a material adverse impact on its wagering and attendance in the Louisville market when the RDI/Caesars World riverboat is open and mature. These same studies projected similar declines in western and northern Kentucky but recent experience at Ellis Park and Turfway Park indicates the impact may not be as severe as these studies projected.

       In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near the Company's Sports Spectrum in Merrillville, Indiana. The Company's pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

       Additionally, the Potawatomi Indian Tribe has expressed an interest in establishing a land-based casino in northeastern Indiana and they are attempting to negotiate a compact with the state of Indiana. At this time, proposed changes to the Indian Gaming Regulatory Act could have an impact on compact negotiations between the Potawatomi Tribe and the state of Indiana. The Company continues to anticipate that development of such an Indian casino will negatively impact pari-mutuel wagering activities at its Indiana facilities. However, the extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the potential casino sites.

       The Company continues to pursue legislation to allow video lottery terminals at its racetrack facilities in Kentucky and Indiana. The integration of alternative gaming products is one of four core business strategies developed by the Company to position itself to compete in this changing environment. Implementing these strategies, the Company has successfully grown its live racing product by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations in Kentucky and into Indiana. Alternative gaming in the form of video lottery terminals and slot machines should enable the Company to more effectively compete with Indiana riverboat casinos, and provide new revenue for purse money and capital investment. Currently, the Company is working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

       The horse industry in Indiana presently receives $.65 per $3 admission to riverboats in the state to compensate for the effect of riverboat competition. Riverboat admissions revenue from the Company's Indiana operations increased $1.6 million as a result of the opening of additional riverboats along Lake Michigan since March 31, 1997. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $1.0 million, is $.6 million. Legislation challenging the allocation of the $.65 subsidy was introduced to the Senate Finance Committee in the recent session of the Indiana General Assembly, but the bill did not pass out of the committee. A change in Hoosier Park's share of the tax would significantly impact funding for operating expenditures and would in all likelihood reemphasize the need for the integration of alternative gaming products at the racetrack in order for it to effectively compete with riverboat casinos.

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


       The Company owned and operated two live racing facilities and four simulcast wagering facilities during the three month period ended March 31, 1998. There was no live racing conducted during the three month periods ended March 31, 1998 and 1997. The chart below summarizes the results of these operations.


                                           KENTUCKY                                    INDIANA
                            ----------------------------------------     ------------------------------------
                            Three Months   Three Months                  Three Months Three Months
                               Ended           Ended                        Ended         Ended
                              March 31       March 31       Increase        March 31   March 31     Increase
                                1998           1997       (Decrease)         1998        1997       (Decrease)
                            ------------   ------------    --------       ----------- ------------  ---------

Intrastate Simulcast Receiving

   Number of Race Days               58             55          3              -           -               -
   Handle                   $12,269,151    $12,713,530         -3%             -           -               -
   Average Daily
     Handle                    $211,537       $231,155         -8%             -           -               -

Interstate Simulcast Receiving*

   Number of Race Days               75             72          3               292          288          4
   Handle                   $33,967,297    $30,535,383         11%      $33,536,353  $32,189,879          4%
   Average Daily
     Handle                    $452,897       $424,103          7%         $114,851     $111,770          3%

Total handle                $46,236,448    $43,248,913          7%      $33,536,353  $32,189,879          4%

Total average daily handle     $347,642       $340,543          2%         $114,851     $111,770          3%

* The Company's Indiana operations include four separate simulcast wagering facilities.


            Total handle in Kentucky and Indiana increased $3.0 million (7%) and $1.3 million (4%), respectively, primarily as a result of conducting 3 and 4 additional days, respectively, of interstate simulcast receiving wagering at the Louisville and Indiana Sports Spectrums during the quarter ended March 31, 1998.

                          CHURCHILL DOWNS INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO 1997

REVENUES

            Net revenues during the three months ended March 31, 1998 increased approximately $2.1 million (16%).

            Pari-mutuel revenues increased $.5 million primarily as a result of increased interstate receiving revenues generated from the 3 and 4 additional days of wagering conducted at the Louisville and Indiana Sports Spectrums, respectively, during the first quarter of 1998 versus 1997.

            The net increase in riverboat admissions revenue from the Company's Indiana operations was $.6 million as a result of the opening of two additional riverboats along Lake Michigan since March 31, 1997. The riverboat admissions revenue increase of $1.6 million was partially offset by increases of $1.0 million of required purse and marketing expenses associated with the riverboat admission subsidy which are recorded as operating expenses by the Company.

     Following is a summary of Net Revenues:

                                                NET REVENUE SUMMARY
                      ----------------------------------------------------------------------
                       Three Months    % to       Three Months    % to      1998 vs 1997
                          Ended         Total        Ended       Total     $           %
                      March 31, 1998  Revenue    March 31, 1997 Revenue  Change       Change
                      --------------  -------   --------------- -------  ------       ------


Pari-Mutuel Revenue
     Intrastate Receiving $1,134,465       7%     $1,168,309        9%   $(33,844)      -3%
     Interstate Receiving  9,319,267      61       8,795,980       66     523,287        6
                         $10,453,732      68%     $9,964,289       75%   $489,443        5%

Riverboat Admission, Promotion
     & Purse Revenue       3,810,250      25%      2,181,925       17%  1,628,325       75%

Admission & Seat Revenue     178,594       1         259,375        2     (80,781)     -31

License, Rights, Broadcast
    & Sponsorship Fees       120,408       1          50,733        -      69,675      137

Concession Commission        122,950       1         159,686        1     (36,736)     -23

Program Revenue              478,888       3         485,262        4      (6,374)      -1

Other                        220,329       1         177,594        1      42,735       24
                             -------       -         -------        -      ------       --
                         $15,385,151     100%    $13,278,864      100% $2,106,287       16%
                         ===========     ===     ===========      ===  ==========       ==

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

     Total operating expenses increased $1.5 million (10%) during the quarter ended March 31, 1998. The gross loss decreased $.6 million (49%) during the same period.

     Purse expense increased $.9 million (21%) with riverboat purses contributing $.8 million (65%) to the total increase. In Kentucky and Indiana, all other purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, intrastate and interstate simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increase in interstate simulcast receiving of $162,000 is directly related to the increase in net revenue for the same category.

     Wages and contract labor expenses increased $106,000 (3%). Salary increases resulting from increased business activity and general cost of living increases account for a significant portion of the variance.

     Simulcast host fees increased $116,000 as a result of the increase in handle on interstate simulcast receiving wagering at the Louisville and Indiana Sports Spectrums.

     Insurance, taxes and license fees increased $256,000 in 1998 due primarily to higher property taxes and use taxes.

     Maintenance expenses decreased by $125,000, due primarily to the scheduling of fewer maintenance projects in the first quarter of 1998 versus the first quarter of 1997.

                          CHURCHILL DOWNS INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


     Following is a summary of Operating Expenses:

                                       OPERATING EXPENSE SUMMARY
                      Three Months     % to    Three Months   % to    1998 vs 1997
                         Ended         Total      Ended       Total    $       %
                    March 31, 1998   Expenses March 31, 1997 Expense Change  Change
                    --------------   -------- -------------- ------- ------  ------

Purses:
  Intrastate Receiving    $481,877        3%     $499,079       4%   $(17,202)   -3%
  Interstate Receiving   2,877,808       18     2,715,544      19     162,264     6
   Riverboat             2,014,141       13     1,220,257       8     793,884    65
                        $5,373,826       34%   $4,434,880      31%   $938,946    21%

Wages and Contract Labor 3,196,809       20     3,090,920      21     105,889     3

Simulcast Host Fee       2,193,352       14     2,077,515      14     115,837     6

Advertising, Marketing
    & Publicity            673,164        4       658,092       5      15,072     2

Racing Relations & Services 63,090        -        73,383       1     (10,293)  -14

Totalisator Expense        301,016        2       356,390       2     (55,374)  -16

Audio/Video & Signal
    Distribution Expense   407,207        2       333,301       2      73,906    22

Program Expense            416,293        2       338,967       2      77,326    23

Depreciation &
  Amortization           1,159,106        7     1,143,522       8      15,584     1

Insurance, Taxes &
  License Fees             780,159        5       524,526       4     255,633    49

Maintenance                262,383        2       387,854       3    (125,471)  -32

Utilities                  577,406        4       524,666       4      52,740    10

Facility/Land Rent         189,084        1       187,041       1       2,043     1

Other Meeting Expense      406,233        3       353,390       2      52,843    15
                       -----------      ----  -----------     ---- ----------   ---
                       $15,999,128      100%  $14,484,447     100% $1,514,681   10%
                       ===========      ===   ===========     ===  ==========   ==


                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            Selling, general and administrative expenses increased by $226,000 (12%) during the three month period ended March 31, 1998 primarily as a result of increased business activity and general cost of living salary increases for the Company's employees.

            Interest income of $189,000 in 1998 increased by $123,000 as the result of the additional earnings generated by the Company from its short-term cash investments (cash equivalents) as well as the interest earned on notes receivable from a minority-owned investment.

Significant Changes in the Balance Sheet December 31, 1997 to March 31, 1998

            Accounts receivable at March 31, 1998 were $1.2 million lower than at December 31, 1997 primarily due to the collection of 1997 Fall meet simulcasting receivables and purse supplements due from the Commonwealth of Kentucky offset partially by an increase in Indiana riverboat admissions tax receivable.

            Prepaid income taxes increased $1.0 million as a result of the estimated income tax benefit (receivable) associated with the quarterly net loss.

            Accounts payable increased $4.2 million at March 31, 1998 primarily due to increase in purses payable related to simulcast wagering and riverboat admissions revenue. Purses are paid during the Company's live race meets beginning in the second quarter.

            Accrued expenses decreased $2.9 million at March 31, 1998 primarily as a result of payments of expenses incurred during the Fall 1997 live race meet.

            Dividends payable decreased by $3.7 million at March 31, 1998 due to the payment of dividends of $3.7 million (declared in 1997) in the first quarter.

            Deferred revenue increased by $6.4 million at March 31, 1998 due to advance billings of season box and membership revenue for Kentucky's live race meets and the Derby Expansion Area relating to Kentucky Derby and Oaks races.

                          CHURCHILL DOWNS INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


SIGNIFICANT CHANGES IN THE BALANCE SHEET MARCH 31, 1997 TO MARCH 31, 1998

            Accounts receivable at March 31, 1998 increased by $2 million due primarily to the increase in the Indiana riverboat admissions tax receivable resulting from two additional Indiana riverboats being open after March 31, 1997.

            Other assets increased by $1.9 million due primarily to the Company's ownership investment in and loan to BC Racing Group, LLC totaling $2.2 million partially offset by accumulated amortization of organization costs.

            The cost of plant and equipment increased by approximately $4.3 million due to the construction of a new on-site simulcast facility at Churchill Downs as well as routine capital spending throughout the Company. This was offset by an increase of $4.0 million in accumulated depreciation.

            Deferred  revenue   increased  by  $2.2  million  due  primarily  to
increased admission and corporate sponsor event ticket prices associated with the Kentucky Derby and Oaks days.


LIQUIDITY AND CAPITAL RESOURCES

            The working capital deficiency for the three months ended March 31, 1998 decreased by $3.5 million compared to March 31, 1997 as shown below:

                                                     March  31
                                                 1998         1997
                                            ------------  -------------
Working capital deficiency                  $(9,213,810)  $(12,718,810)
Working capital ratio                         .68 to 1       .51 to 1

                          CHURCHILL DOWNS INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


            The working capital deficiency results from the nature and seasonality of the Company's business. Cash flows provided by operations were $7.3 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively. The increase of $4.8 in 1998 is primarily the result of timing of income taxes payable and deferred revenue. Management believes cash flows from operations and borrowings during 1998 will be substantially in excess of the Company's disbursements for the year, including capital improvements.

            Cash flows used in investing activities were $1.1 million for both the three months ended March 31, 1998 and 1997. Routine capital spending throughout the Company accounted for the cash used in investing for both years.

            Cash flows used in financing activities were $3.7 and $2.6 million for the three months ended March 31, 1998 and 1997, respectively. The increase of $1.2 million in 1998 in cash used for financing is primarily the result of an increase in dividends paid of $1.3 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income are the same for the three months ended March 31, 1998 and 1997, respectively.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

            In February 1998, the FASB issued Statement of Financial  Accounting
Standards   No.  132,   "Employers'   Disclosures   about   Pensions  and  other
Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company will include SFAS 132 disclosures in its 1998 annual report.

                          CHURCHILL DOWNS INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


SUBSEQUENT EVENTS

            On March 28, 1998, the Company entered into a stock purchase agreement with TVI Corp., ("TVI") for the purchase of 100% of the stock of Racing Corporation of America ("RCA") for a purchase price of $22.0 million in a combination of cash and common stock of the Company. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. The sale closed on April 21, 1998 upon final approval from the Kentucky Racing Commission. As part of the transaction, TVI received 200,000 shares of the Company's common stock. The remaining balance of $17.15 million was paid from cash on hand and a draw on the Company's bank line of credit. The acquisition will be accounted for by the Company under purchase method of accounting and will be consolidated during the second quarter of 1998. The results of operations of RCA subsequent to April 20, 1998 will be included in the Company's consolidated results of operations. The purchase is not anticipated to have any material effect on the Company's earnings in 1998.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

            Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

            Not Applicable

ITEM 2.     Changes in Securities and Use of Proceeds

            Not Applicable

ITEM 3.     Defaults Upon Senior Securities

            Not Applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

ITEM 5.     Other Information

            Not Applicable

ITEM 6.     Exhibits and Reports on Form 8-K.

            A.    Exhibits

                  See exhibit index.

            B.    Reports on Form 8-K

                  Churchill Downs Incorporated filed a Current Report on Form 8-K on March 20, 1998 reporting, under Item 5 Other Events, the adoption of a rights plan by Churchill Downs Incorporated.

                                     SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHURCHILL DOWNS INCORPORATED



      May 14, 1998                        \s\Thomas H. Meeker
                                          ----------------------
                                          Thomas H. Meeker
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


      May 14, 1998                        \s\ Robert L. Decker
                                          -----------------------
                                          Robert L. Decker
                                          Senior Vice President, Finance
                                          (Principal Financial Officer)



      May 14, 1998                        \s\Vicki L. Baumgardner
                                          -------------------------
                                          Vicki L. Baumgardner
                                          Vice President, Finance/Treasurer
                                          (Principal Accounting Officer)




                                    EXHIBIT INDEX


Numbers           Description                               By Reference To
(2)    (a)        Stock Purchase Agreement dated            Exhibit 2.1 to Current Report
                  as of March 28, 1998 between              on Form 8-K dated April 21,
                  Churchill Downs Incorporated and          1998
                  TVI Corp.

(2)    (b)        Agreement and Plan of Merger dated        Exhibit 2.2 to Current Report
                  as of  April 17, 1998 by and among        on Form 8-K dated April 21,
                  TVI Corp., Racing Corporation of          1998
                  America, Churchill Downs
                  Incorporated and RCA Acquisition Company

(3)    (d)        Restated Bylaws as amended                Pages 67 to 76, Report on
                                                            Form 10-K for the year ended
                                                            December 31, 1997

(3)    (e)        Articles of Amendment to Articles of      Pages 24-32
                  Incorporation of Churchill Downs
                  Incorporated

(4)               Rights Agreement dated as of March        Exhibit 4.1 to Current Report
                  19, 1998 between Churchill Downs          on Form 8-K dated March 19,
                  Incorporated and Bank of Louisville       1998

(27)              Financial Data Schedule                   Page 33