Form 10-Q
period 1998-06-30
CHURCHILL DOWNS INC
filed 1998-08-13
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM __ TO__

                          COMMISSION FILE NUMBER 0-1469

                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

                         KENTUCKY                      61-0156015
              (State or other jurisdiction of        (IRS Employer
               incorporation or organization)      Identification No.)

                       700 CENTRAL AVENUE, LOUISVILLE, KY
                    (Address of principal executive offices)
                                      40208
                                   (Zip Code)

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

                                  Yes X No____

The number of shares outstanding of registrant's common stock at August 7, 1998 was 7,516,934 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X


                                                                      PAGES

PART I.  FINANCIAL INFORMATION

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets, June 30, 1998,
          December 31, 1997 and June 30, 1997                             3

          Condensed Consolidated Statements of Earnings
          for the six and three months ended June 30, 1998 and 1997       4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997                         5

          Condensed Notes to Consolidated Financial Statements          6-9

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10-24

  ITEM 3. Quantitative and Qualitative Disclosures About
          Market Risk (Not Applicable)                                   25

PART II.  OTHER INFORMATION AND SIGNATURES

  ITEM 1. Legal Proceedings (Not applicable)                             25

  ITEM 2. Changes in Securities and Use of Proceeds                      25

  ITEM 3. Defaults Upon Senior Securities (Not applicable)               25

  ITEM 4. Submission of Matters to a Vote of Security Holders         25-26

  ITEM 5. Other Information                                              26

  ITEM 6. Exhibits and Reports on Form 8-K                               26

  Signatures                                                             27

  Exhibit Index                                                          28

  Exhibits                                                           29-193

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                       June 30,          December 31,         June 30,
                       ASSETS                                            1998                 1997               1997

                                                                     ------------         -----------        -----------
Current assets:
     Cash and cash equivalents                                       $  7,952,835         $ 9,280,233        $16,156,852
     Accounts receivable                                               14,436,397           7,086,889         12,472,948
     Other current assets                                                 363,734             540,489            698,316
                                                                     ------------         -----------        -----------
          Total current assets                                         22,752,966          16,907,611         29,328,116

Other assets                                                           13,941,001           5,778,430          3,641,979
Plant and equipment                                                   128,177,587         104,554,196        102,842,179
Less accumulated depreciation                                         (43,514,141)        (41,391,429)       (39,195,894)
                                                                     ------------         -----------        -----------
                                                                       84,663,446          63,162,767         63,646,285
                                                                     ------------         -----------        -----------
                                                                     $121,357,413         $85,848,808        $96,616,380
                                                                     ============         ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $11,375,368         $ 5,732,783        $12,570,920
     Accrued expenses                                                   9,359,247           7,937,575          7,757,233
     Dividends payable                                                          -           3,658,468                  -
     Income taxes payable                                               7,110,768             186,642          6,839,208
     Deferred revenue                                                   2,307,262           7,344,830          1,127,166
     Long-term debt, current portion                                      122,801              79,805             73,893
                                                                     ------------         -----------        -----------
          Total current liabilities                                    30,275,446          24,940,103         28,368,420

Long-term debt, due after one year                                      8,728,963           2,633,164          2,781,462
Outstanding mutuel tickets (payable after one year)                     3,192,096           1,625,846          3,574,724
Deferred compensation                                                     907,698             880,098            857,274
Deferred income taxes                                                   8,000,643           2,377,100          2,316,600
Stockholders' equity:
     Preferred stock, no par value;
          authorized, 250,000 shares;  issued, none                             -                   -                  -
     Common stock, no par value; authorized,
          20,000,000 shares, issued 7,516,934 shares,
          June 30, 1998, 7,316,934 shares, December 31,
          1997 and 7,308,526 shares, June 30, 1997                      8,808,613           3,614,567          3,493,042
     Retained earnings                                                 61,796,384          49,842,930         55,289,858
     Deferred compensation costs                                         (287,430)                  -                  -
     Note receivable for common stock                                     (65,000)            (65,000)           (65,000)
                                                                     ------------         -----------        -----------
                                                                       70,252,567          53,392,497         58,717,900
                                                                     ------------         -----------        -----------
                                                                     $121,357,413         $85,848,808        $96,616,380
                                                                     ============         ===========        ===========


The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            for the six and three months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                    SIX MONTHS ENDED JUNE 30,                   THREE MONTHS ENDED JUNE 30,
                                                   1998                   1997                  1998                   1997


Net  revenues                                   $82,759,503            $74,058,499           $67,374,352            $60,779,635
Operating expenses                               58,336,648             51,986,126            42,337,520             37,562,122
                                                -----------            -----------           -----------            -----------

     Gross profit                                24,422,855             22,072,373            25,036,832             23,217,513

Selling, general and
     administrative expenses                      4,972,595              4,392,127             2,816,841              2,401,844
                                                -----------            -----------           -----------            -----------

     Operating income                            19,450,260             17,680,246            22,219,991             20,815,669
                                                -----------            -----------           -----------            -----------

Other income (expense):
          Interest income                           362,305                196,840               173,035                130,460
          Interest expense                         (405,297)              (148,710)             (300,773)               (68,494)
          Miscellaneous, net                        166,186                198,644                49,131                 68,071
                                                -----------            -----------           -----------            -----------

                                                    123,194                246,774               (78,607)               130,037
                                                -----------            -----------           -----------            -----------

    Earnings before income
         tax provision                           19,573,454             17,927,020            22,141,384             20,945,706
                                                -----------            -----------           -----------            -----------

Federal and state income tax
         provision                               (7,620,000)            (6,990,000)           (8,618,900)            (8,160,000)
                                                -----------            -----------           -----------            -----------

     Net earnings                               $11,953,454            $10,937,020           $13,522,484            $12,785,706
                                                ===========            ===========           ===========            ===========


Net earnings per share:
     Basic                                            $1.62                  $1.50                 $1.81                  $1.75
     Diluted                                          $1.61                  $1.50                 $1.79                  $1.75

Weighted average shares
outstanding:
     Basic                                        7,395,387              7,308,526             7,472,978              7,308,526
     Diluted                                      7,438,018              7,310,586             7,546,183              7,310,516


The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                                                                SIX MONTHS ENDED JUNE 30

                                                                                              1998                    1997
Cash flows from operating activities:
     Net earnings                                                                          $11,953,454            $10,937,020
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                                                           2,551,573              2,248,616
     Deferred compensation                                                                      84,216                 32,063
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                                                               (6,428,673)            (7,254,712)
          Other current assets                                                                 302,756                (19,095)
          Accounts payable                                                                   3,694,371              4,995,347
          Accrued expenses                                                                     681,115              1,954,903
          Income taxes payable                                                               6,924,126              4,328,700
          Deferred revenue                                                                  (5,071,986)            (5,384,736)
          Other assets and liabilities                                                       1,007,463              1,467,395
                                                                                           -----------            -----------
          Net cash provided by operating activities                                         15,698,415             13,305,501
                                                                                           -----------            -----------

Cash flows from investing activities:
     Additions to plant and equipment, net                                                  (2,181,257)            (2,838,956)
     Acquisition of RCA, net of cash acquired                                              (17,232,849)                    -
                                                                                           -----------            -----------
          Net cash used in investing activities                                            (19,414,106)            (2,838,956)
                                                                                           -----------            -----------

Cash flows from financing activities:
     Increase (decrease) in long-term debt, net                                                 46,761               (143,836)
     Borrowings on bank line of credit                                                      16,000,000                     -
     Repayments of bank line of credit                                                     (10,000,000)                    -
     Dividends paid                                                                         (3,658,468)            (2,375,271)
                                                                                           -----------            -----------
           Net cash provided by (used in) financing activities                               2,388,293             (2,519,107)
                                                                                           -----------            -----------

Net increase (decrease) in cash and cash equivalents                                        (1,327,398)             7,947,438
Cash and cash equivalents, beginning of period                                               9,280,233              8,209,414
                                                                                           -----------            -----------
Cash and cash equivalents, end of period                                                    $7,952,835            $16,156,852
                                                                                           ===========            ===========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                                 $410,652               $115,290
     Income taxes                                                                             $539,000             $2,640,000

Noncash transaction:
    Issuance of common stock related to the acquisition of RCA                              $4,850,000                     -

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the six months ended June 30, 1998 and 1997
                                   (Unaudited)

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

         2. Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings in the second quarter of each year during which the Kentucky Derby and Kentucky Oaks are run. The Kentucky Derby and Kentucky Oaks are run on the first weekend in May.

            The Company's second quarter acquisition of Racing Corporation of America (RCA), which owns and operates Ellis Park Race Course (Ellis Park) and the Kentucky Horse Center, contributed positively to the Company's net revenues, but it had a negative effect on the Company's net earnings for the quarter. A substantial portion of RCA's earnings historically occur during the third quarter when the majority of Ellis Park's race meet, this year running June 29 through September 7, is conducted.

         3. On June 17, 1998, the Company obtained a $50 million line of credit with its principal lender which expires in March 2000. The interest rate on the line of credit is based upon LIBOR plus 50 to 100 additional basis points which is determined by certain Company financial ratios. There was $6.0 million outstanding on the line of credit at June 30, 1998 and no borrowings outstanding at December 31, 1997 or March 31, 1997 under previous lines of credit. On June 18, 1998 the Company's Board of Directors (the "Board") approved an increase in the Company's line of credit from $50 million to $100 million which is expected to be finalized in the third quarter of 1998.

         4.  Certain  prior  period  financial   statement   amounts  have  been
reclassified to conform to the current period presentation.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30, 1998 and 1997 (continued)
                                   (Unaudited)


         5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net earnings are the same for the six and three months ended June 30, 1998 and 1997, respectively.

         6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company is assessing the impact of the standard on its financial statements and will adopt SFAS 131 during the fourth quarter of 1998 as required.

         7. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other
Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company is assessing the impact of the standard on its financial statements and will include SFAS 132 disclosures in its 1998 annual report.

         8. On April 21, 1998, the Company acquired from TVI Corp., ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, including transaction costs of $.6 million. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. As part of the transaction, TVI received 200,000 shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The purchase price of $22.6 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $7.7 million being recorded as goodwill which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998 are included in the Company's consolidated results of operations. The purchase is expected to have a positive impact on the Company's earnings in 1998.

         The purchase price allocation above is preliminary and may require adjustment in the Company's future financial statements based on the final determination of available elections related to the income tax treatment of certain assets acquired and liabilities assumed in the acquisition.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          for the six months ended June 30, 1998 and 1997 (continued)
                                   (Unaudited)


         Following are the unaudited pro forma results of operations as if the April 21, 1998 transaction had occurred on January 1, 1997 ( in thousands, except per share and share amounts):


                                                             Six Months Ended        Six Months Ended
                                                              June 30, 1998           June 30, 1997

              Net revenues                                   $84,732                 $77,359
              Net earnings                                   $10,776                 $9,623

              Net earnings per share data:
                   Basic                                     $1.43                   $1.28
                   Diluted                                   $1.43                   $1.28

              Weighted average shares outstanding:
                   Basic                                     7,516,936               7,508,526
                   Diluted                                   7,559,567               7,510,516


                  This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consumated as of January 1, 1997, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30,1998 and 1997 (continued)
                                   (Unaudited)


         9. The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:



                                                                Six months ended                    Three months ended
                                                                    JUNE 30,                             JUNE 30,
                                                                    --------                             --------
                                                              1998               1997               1998               1997

                                                              ----               ----               ----               ----

Earnings (numerator) amounts used for
basic and diluted per share computations:                   $11,953,454        $10,937,020        $13,522,484       $12,785,706
                                                            -----------        -----------        -----------       -----------

Weighted average shares (denominator)
of common stock outstanding per share:
     Basic                                                    7,395,387          7,308,526          7,472,978         7,308,526
     Plus dilutive effect of shares                              42,631              1,990             73,205             2,060
                                                             ----------         ----------          ---------         ---------
     Diluted                                                  7,438,018          7,310,516          7,546,183         7,310,586

Basic net earnings per share                                      $1.62              $1.50              $1.81             $1.75
Diluted net earnings per share                                    $1.61              $1.50              $1.79             $1.75

         Options to purchase 290,500 shares for the three months and six months ended ended June 30, 1997 were not included in the computation of earnings per share common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

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

                  The Company primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"), which has conducted Thoroughbred racing continuously since 1875 and is internationally known as home of the Kentucky Derby. The Company also owns and operates Ellis Park Race Course, a Thoroughbred racetrack, in Henderson, Kentucky ("Ellis Park"), the Kentucky Horse Center, a Thoroughbred training center, in Lexington, Kentucky and is also majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. The Company conducts simulcast receiving wagering on horse racing year-round at its four simulcast wagering facilities in Louisville, Kentucky and in Merrillville, Fort Wayne and Indianapolis, Indiana, as well as its three racetracks.

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

                  The Company's primary sources of income are commissions and fees earned from pari- mutuel wagering on live and simulcast horse races. Other sources of income include admissions and seating, riverboat admission tax supplement, concession commissions (primarily for the sale of food and beverages), license, rights and broadcast fees and sponsorship revenues.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


                  Kentucky's racetracks, including Churchill Downs and Ellis Park, which was acquired by the Company during the second quarter of 1998, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the awarding of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Churchill Downs conducted live racing from April 25 through June 28, 1998, and has been granted a license to conduct live racing during the period November 1 through November 28, 1998 for a total of 71 racing days compared to 77 racing days in 1997. Ellis Park conducted live racing beginning June 29, 1998 and has received a license to conduct live racing through September 7, 1998 for a total of 55 racing days. The total number of days on which Churchill Downs and Ellis Park conduct live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs or Ellis Park could impact the Company's operations and earnings in future years.

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

                  In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of 5 members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. Quarter Horse races were conducted during some Thoroughbred race days. Hoosier Park conducted live racing beginning April 17, 1998 and has received a license to conduct live racing through November 28, 1998 for a total of 152 racing days, including 94 days of Standardbred racing, and 58 days of Thoroughbred racing (which also includes Quarter Horse races). In 1997, the Company conducted 142 days of live racing, including 85 days of Standardbred racing and 57 days of Thoroughbred racing. A substantial change in the allocation of live racing days at Hoosier Park could impact the Company's operations and earnings in future years.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         The Company employs approximately 480 full-time employees. Due to the seasonal nature of the Company's live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when the Company employs as many as 2,600 persons. Through June 30, 1998, average employment per pay period was approximately 900 individuals.

         The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting. The Company attempts to attract patrons by providing the highest quality racing products in attractive entertainment facilities with well-priced, appealing concession services. Churchill Downs is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and Hoosier Park is the only facility in Indiana providing live and simulcast racing.

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

         Direct competition with these riverboats has negatively impacted wagering at Churchill Downs and Ellis Park. However, both tracks have minimized this negative impact compared to the impact suffered by other racetracks, due primarily to an aggressive on-track marketing program, and further expansion of interstate simulcast receiving wagering.

         Two additional riverboats are anticipated to open along the Indiana shore of the Ohio River. In May 1996, the Indiana Gaming Commission ("IGA") awarded a preliminary license to RDI/Caesars World to operate the world's largest riverboat casino in Harrison County, Indiana, just 10 miles from Louisville. A construction permit was issued to RDI/Caesars World by the U.S. Army Corps of Engineers ("Corps") in February 1998. However, the U.S. Environmental Protection Agency ("EPA") has conducted a separate review of the Corps' decision, and issued a letter critical of some aspects of the Corps' decision-making process. Also, some environmental groups have filed a lawsuit in U.S. District Court for the Western District of Kentucky challenging the Corps' decision to issue a construction permit to RDI/Caesars World ("environmental litigation"). It is not known whether the EPA's letter or the environmental litigation will result in further delays for the project. Additionally, RDI/Caesars World is seeking approval from the Corps to build and operate temporary dockside facilities. Even though RDI/Caesars has stated publicly that the the project is anticipated to be operational in the fouth quarter of 1998, the Corps has stated that the approval process for the modifications may require additional public hearings, possibly delaying the opening of riverboat operations until the first quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                  The IGA voted in May 1998 to consider in September 1998 whether to grant a license to open a fifth Indiana riverboat along the Ohio River in either Crawford County or Switzerland County, within 30 or 70 miles, respectively, of Louisville. Prior to the vote in May, the IGA had voted to postpone indefinitely the granting of a fifth license. In June, Harrah's Entertainment, Inc. withdrew its interest in developing a riverboat in Crawford County, Indiana. At this time, Crawford County officials are seeking another casino operator to apply to the IGA for a riverboat license and have been granted an extension until August 13, 1998 to issue their application.

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

          Additionally, the Potawatomi Indian Tribe has expressed an interest in establishing a land-based casino in northeastern Indiana and it is attempting to negotiate a compact with the state of Indiana. At this time, proposed changes to the Indian Gaming Regulatory Act could have an impact on compact negotiations between the Potawatomi Tribe and the state of Indiana. The Company continues to anticipate that development of such an Indian casino will negatively impact pari-mutuel wagering activities at its Indiana facilities. However, the extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the potential casino sites.

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

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Company's Indiana operations increased $2.9 million for the six months ended June 30, 1998 as a result of the opening of additional riverboats along Lake Michigan compared to June 30, 1997. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $1.8 million, is $1.1 million.

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

          The Company has partnered with ODS in the development and operation of an in-home interactive wagering system in Jefferson County, Kentucky, since 1995. The second phase of the Company's relationship with ODS is the launching of the Television Games Network ("TVG"), originally projected for the fourth quarter of 1998. In June, an arbitration panel approved United Video Satellite Group, Inc.'s proposal to acquire ODS Technologies L.P.("ODS"). United Video, which previously owned approximately 10% of ODS, has now acquired ODS. At this time, the Company cannot assess any impact of this ruling on its in-home wagering operations.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


          The Company owned and operated two live racing facilities and five simulcast wagering facilities during the entire six month periods ended June 30, 1998 and 1997. Ellis Park, a third live racing facility acquired on April 21, 1998, was included in the Company's operations for a portion of the six month period with the Company operating only 1 live race day during the period as discussed separately below. The chart below summarizes the results of Churchill Downs, Hoosier Park and their respective simulcast wagering facilities:



                                      Churchill Downs and the Louisville                  Hoosier Park and all four Indiana
                                              SIMULCAST FACILITY                                 SIMULCAST FACILITIES
                                              ------------------                                 --------------------

                                   Six Months         Six Months                         Six Months      Six Months
                                     Ended              Ended                              Ended           Ended
                                    June 30            June 30           Increase         June 30          June 30        Increase
                                      1998               1997           (DECREASE)          1998            1997         (DECREASE)

                                      ----               ----           ----------          ----            ----         ----------
ON-TRACK
    Number of Race Days                      47                 47        -                       54              45             9
    Attendance                          692,725            687,533             1%             45,347          46,117            (2%)
    Handle                          $95,951,158        $95,093,015             1%         $4,924,346      $4,944,802        -
    Average daily attendance             14,739             14,628             1%                840           1,025            18%)
    Average daily handle             $2,041,514         $2,023,256             1%            $91,192        $109,884           (17%)
    Per capita handle                   $138.51            $138.31        -                  $108.59         $107.22             1%

INTRASTATE SIMULCAST
  Sending
    Number of Race Days                      47                 47        -                   -               -             -
    Handle                          $27,424,738        $26,741,196             3%             -               -             -
    Average Daily Handle               $583,505           $568,962             3%             -               -             -

  Receiving
    Number of Race Days                      81                 75             6              -               -             -
    Handle                          $19,414,343        $19,664,891            (1%)            -               -             -
    Average Daily Handle               $239,683           $262,199            (9%)            -               -             -

INTERSTATE SIMULCAST
  Sending
    Number of Race Days                      47                 47        -                       54              45             9
    Handle                         $276,526,231       $255,947,702             8%         $9,170,275      $3,951,922           132%
    Average Daily Handle             $5,883,537         $5,445,696             8%           $169,820         $87,820            93%

  Receiving*
    Number of Race Days                      98                 92             6                 589             598             (9)
    Handle                          $42,626,447        $38,172,838            12%        $66,617,630     $66,702,101        -
    Average Daily Handle               $434,964           $414,922             5%           $113,103        $111,542             1%
Totals                             $461,942,917       $435,619,642             6%        $80,712,251     $75,598,825             7%


* The Company's Indiana operations include four separate simulcast wagering facilities.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


       Total handle at Churchill Downs and the Louisville simulcast facility increased $26.3 million (6%) for the six months ended June 30, 1998 primarily as the result of a general increase in handle bet on Churchill Downs' live races through interstate simulcast sending including record handle bet on Kentucky
Derby and Kentucky Oaks weekend. An increase in the number of interstate simulcast receiving wagering days at the Louisville simulcast facility also contributed to the overall handle increase for Churchill Downs.

       Total handle at Hoosier Park and the Indiana simulcast facilities increased $5.1 million (7%) for the six months ended June 30, 1998 as a result of a 132% increase in interstate simulcast sending handle resulting from an increase in the number of interstate simulcast sending days combined with an increase in average daily handle of 93%. Hoosier Park's live race signal was sent to a record number of outlets during the first six months of 1998.

       Ellis Park contributed a total of $12 million in handle to the Company since April 21, 1998, the acquisition date. Ellis Park conducted live racing for one day during the period ended June 30, 1998 producing $.3 million in live race handle. Intrastate and interstate simulcast sending handle on Ellis Park's live races were $.3 and $1.3 million, respectively. Intrastate and interstate simulcast receiving handle were $4.2 and $5.9 million, respectively. The purchase of Ellis Park is expected to have a positive impact on the Company's earnings in 1998.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------
NET REVENUES
------------

       Net revenues during the six months ended June 30, 1998 increased $8.7 million (12%).

       Pari-mutuel revenues increased $2.9 million (6%) due primarily to a $1 million increase in intrastate and interstate simulcast sending revenues on the Churchill Downs Spring Meet. Ellis Park, which was acquired by the Company during the second quarter, contributed $.9 million in total pari- mutuel revenue for the six month period ended June 30, 1998.

       Admission and seat revenue increased $1 million (9%) primarily due to higher admission prices on Kentucky Derby and Kentucky Oaks days and due to the record attendance on those two days. License, rights, broadcast and sponsorship revenues increased $1.2 million (21%) due to new corporate sponsorships received during the Spring Meet at Churchill Downs and an increase in the broadcast fees for the Kentucky Derby. Concession revenues grew $.4 million (24%) primarily as a result of the increased attendance at Churchill Downs during its Spring Meet. Other revenues increased $.3 million (10%) primarily as a result of the acquisition of RCA during the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


       Riverboat admissions revenue from the Company's Indiana operations increased $2.9 million for the six months ended June 30, 1998 compared to June 30, 1997 primarily as a result of the opening of additional riverboats along Lake Michigan. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $1.8 million, is $1.1 million.

       Following is a summary of Net Revenues:

                                                                            NET REVENUE SUMMARY
                                                                            -------------------
                                        Six Months          % to           Six Months          % to            1998    VS      1997
                                                                                                               --------------------
                                           Ended            Total            Ended             Total            $              %
                                       JUNE 30, 1998       REVENUE        JUNE 30,1997        REVENUE         CHANGE          CHANGE

                                       -------------       -------        ------------        -------         ------          ------


Pari-Mutuel Revenue:
     On-track                               $15,340,940           19%         $14,863,607            20%          $477,333        3%
     Intrastate Sending                       5,102,578            6            4,582,492             6            520,086       11
     Interstate Sending                       9,898,957           12            9,191,211            12            707,746        8
     Intrastate Receiving                     2,149,637            3            1,855,121             3            294,516       16
     Interstate Receiving                    16,639,240           20           15,698,627            21            940,613        6
                                            -----------          ----         -----------           ----        ----------      ---
                                            $49,131,352           60%         $46,191,058            62%        $2,940,294        6%

Admission & Seat                             11,664,146           14           10,681,419            15            982,727        9
Revenue

Riverboat Admissions                          8,318,935           10            5,430,462             7          2,888,473       53
Revenue

License, Rights, Broadcast                    7,041,290            8            5,833,765             8          1,207,525       21
& Sponsorship Revenue

Concession Commission                         1,895,810            2            1,531,761             2            364,049       24

Program Revenue                               1,748,684            2            1,696,010             2             52,674       3

Other                                         2,959,286            4            2,694,024             4            265,262       10
                                            -----------          ----         -----------          -----        ----------      ----
                                            $82,759,503          100%         $74,058,499           100%        $8,701,004       12%
                                            ===========          ====         ===========           ====        ==========      ====

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


OPERATING EXPENSES

        Total operating expenses increased $6.4 million (12%) during the six months ended June 30, 1998. Gross profit increased $2.4 million (11%) during the same period.

        Purse expense increased $2.8 million (12%) with riverboat purses contributing $1.4 million (50%) to the total purse increase. In Kentucky and Indiana, all other purse expense varies directly with pari- mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intrastate and interstate simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increases in all categories of purses expense , including riverboat purses, is directly related to the increases in the respective pari-mutuel net revenue category and riverboat admissions revenue.

        Wages and contract labor increased $1 million (11%) primarily due to the addition of RCA during the second quarter of 1998. Salary increases resulting from increased business activity and general cost of living raises also account for a portion of the variance.

        Advertising, marketing & publicity expenses increased $.7 million (26%) primarily as a result of an increase in marketing expenses in Indiana of $.5 million which were reimbursed from the riverboat admissions subsidy.

        Depreciation and amortization increased $.3 million (13%) primarily as a result of the acquisition of RCA during the second quarter of 1998.

        Insurance, taxes & license fees increased $.4 million (30%) primarily due to the acquisition of RCA during the second quarter of 1998.

        Utilities expense increased $.3 million (22%) primarily due to warmer spring and summer months in 1998 and also due the acquisition of RCA during the second quarter of 1998.

        Other meeting expense increased $.5 million primarily as a result of the acquisition of RCA during the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Following is a summary of Operating Expenses:

                                                           OPERATING EXPENSE SUMMARY
                                                            -------------------------
                                     Six Months           % to            Six Months           % to         1998   VS   1997
                                                                                                          -----------------------
                                       Ended              Total              Ended             Total          $           %
                                    JUNE 30, 1998        EXPENSES        JUNE 30, 1997       EXPENSES       CHANGE      CHANGE


                                   -------------        --------        -------------       --------       ------      ------
Purses:
     On-track                         $ 8,149,080             14%          $ 7,877,015             15%    $  272,065        3%
     Intrastate Sending                 2,415,503              4             2,150,473              4        265,030        12
     Interstate Sending                 5,006,122              9             4,594,141              9        411,981         9
     Intrastate Receiving                 924,898              2               804,412              2        120,486       15
     Interstate Receiving               5,083,517              9             4,783,440              9        300,077        6
     Riverboat                          4,256,931              7             2,863,606              6      1,393,325       49
                                      -----------            ----          -----------            ----    ----------       --
                                      $25,836,051             45%          $23,073,087             45%    $2,762,964       12%

Wages and Contract  Labor              10,837,598             18             9,798,634             19      1,038,964       11

Simulcast Host Fee                      4,116,920              7             3,919,550              8        197,370        5

Advertising, Marketing                  3,385,106              6             2,689,438              5        695,668       26
     & Publicity
Racing Relations                        1,177,019              2             1,068,113              2        108,906       10
     & Services
Totalisator Expense                       864,593              1               789,877              2         74,716        9

Audio/Video & Signal                    1,115,670              2             1,088,597              2         27,073        2
     Distribution Expense
Program Expense                         1,335,608              2             1,251,719              2         83,889        7

Depreciation &                          2,551,573              4             2,248,616              4        302,957       13
     Amortization
Insurance, Taxes &                      1,647,192              3             1,269,905              2        377,287       30
     License Fees
Maintenance                             1,019,837              2             1,075,505              2        (55,668)      (5)

Utilities                               1,477,501              3             1,214,189              2        263,312       22

Facility/Land Rent                        411,881              1               397,958              1         13,923        3

Other meeting expense                   2,560,099              4             2,100,938              4        459,161       22
                                      -----------            ----          -----------            ----    ----------       ---
                                      $58,336,648            100%          $51,986,126            100%    $6,350,522       12%
                                      ===========            ====          ===========            ====    ==========       ---

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses increased by $.6 million (13%) during the six month period ended June 30, 1998 primarily as a result of increased business activity, general cost of living raises for the Company's employees and the acquisition of RCA during the second quarter of 1998. SG&A expenses as a percentage of net revenues increased slightly for the six months ended June 30, 1998 and 1997 to 6.0% from 5.9%, respectively.

OTHER INCOME AND EXPENSE

         Interest income of $.4 million for the six months ended June 30, 1998 increased $.2 million over the same period in 1997 as a result of the interest earned on notes receivable from a minority-owned investment as well as the additional earnings generated by the Company from its short-term cash investments (cash equivalents).

         Interest expense increased $.3 million during the six months ended June 30, 1998 as a result of financing costs associated with the second quarter acquisition of RCA. The Company drew on its bank line of credit for $16 million of the acquisition costs and subsequently repaid $10 million during the second quarter of 1998 leaving an unpaid balance of $6 million at June 30, 1998.

INCOME TAX PROVISION

         Income tax provision increased by $.6 million for the six months ended June 30, 1998 as the result of an increase in pre-tax earnings of $1.6 million.

COMPARISSON OF THREE MONTHS ENDED JUNE 30, 1998 TO
--------------------------------------------------
            THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------

         Net earnings for the three months ended June 30, 1998 increased by approximately $.7 million compared to the same three months in 1997. A $.5 million net increase in riverboat admissions revenue from two additional riverboats opening along the shore of Lake Michigan during the second and third quarters of 1997 resulted in the additional revenues for the first six months of 1998. Additionally, record attendance and handle produced during the Kentucky Derby and Kentucky Oaks weekend, an increase in revenues generated from interstate simulcast sending for Churchill Downs' live Spring Meet and an increase in the number of days of interstate simulcast receiving wagering during the Churchill Downs' live Spring Meet also contributed to the increase in net earnings for the Company during the three months ended June 30, 1998. RCA's net loss of $.3 million for the period from April 21 (acquisition date) through June 30 offset some of the increased earnings of the Company during the three month period.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

COMPARISON  OF THREE  MONTHS ENDED JUNE 30, 1998 TO
---------------------------------------------------
            THREE MONTHS ENDED MARCH 31,
----------------------------------------------------
1998

         The increase from the net loss for the three months ended March 31, 1998 of $1.6 million to the net earnings for the three months ended June 30, 1998 of $13.5 million is primarily the result of live racing income generated at Churchill Downs during its 1998 Spring Meet which includes Kentucky Derby and Kentucky Oaks weekend. Live racing in Kentucky begins in the second quarter during which the Company earns a substantial portion of its net earnings for the year.

SIGNIFICANT CHANGES IN THE BALANCE SHEET JUNE 30, 1998 TO DECEMBER 31, 1997
        The cash and cash equivalent balances at June 30, 1998 were $1.3 million lower than December 31, 1997 primarily due to cash used in acquiring RCA during the second quarter of 1998. Borrowings on the Company's line of credit for the acquisition were partly paid down by June 30, 1998.

        Accounts receivable at June 30, 1998 were $7.3 million higher than December 31, 1997 primarily due to interstate and intrastate simulcasting settlements relating to the 1998 Spring race meet of $4.6 million, an increase in the Indiana riverboat admissions tax receivable of $1.3 million and the advanced invoicing for 1998 Breeders Cup tickets of $1.0 million. The 1998 Breeders Cup will be held at Churchill Downs during the Fall race meet.

        Other assets increased by $8.2 million primarily as the result of the goodwill of $7.7 million recorded for the acquisition of RCA during the second quarter of 1998.

        Plant and equipment increased by $23.6 million which includes $22.0 million for the acquisition of RCA during the second quarter. The increase was also due to routine capital spending throughout the Company. Accumulated depreciation increased $2.1 million from depreciation expense on the Company's plant and equipment.

        Accounts payable at June 30, 1998 were $5.6 million higher than December 31, 1997 primarily as a result of simulcast settlements due other racetracks and additional payables relating to Churchill Downs and Hoosier Park's 1998 live race meets including horsemen's payable balances. Live-meet payable balances for the Company's 1997 live race meets had substantially been paid prior to December 31, 1997. The increase is also due to the Company's acquisition of RCA during the second quarter of 1998.

        Accrued expenses increased by $1.4 million at June 30, 1998 primarily as a result of expenses generated during the Company's 1998 live race meets.

        Dividends payable decreased by $3.7 million at June 30, 1998 due to the payment of dividends (declared in 1997) in the first quarter of 1998.

        Income taxes payable increased by $6.9 million at June 30, 1998 representing the estimated income tax expense attributed to the income generated in the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        Deferred revenue was $5.0 million lower at June 30, 1998 due to the significant amount of admission and seat revenue that was received in advance at December 31 and recognized as income in May 1998 for the Kentucky Derby and Kentucky Oaks. The decrease was partially offset by $1 million in Breeders Cup invoicing during the second quarter of 1998.

        Long-term debt increased $6.1 million as a result of line of credit borrowings used for the acquisition of RCA during the second quarter of 1998.

        Outstanding mutuel tickets increased by $1.6 million at June 30, 1998 primarily as a result of unclaimed mutuel tickets relating to Churchill Downs' 1998 Spring Meet.

        Deferred income taxes increased by $6.5 million as a result of the second quarter acquisition of RCA.

        Common stock increased by $5.2 million primarily as a result of $4.9 million of stock issued as part of the RCA acquisition.

SIGNIFICANT CHANGES IN THE BALANCE SHEET JUNE 30, 1998 TO JUNE 30, 1997

        Cash and cash equivalents decreased $8.2 million in 1998 primarily due to the cash used for the acquisition of RCA during the second quarter of 1998.

        Accounts receivable increased $2.0 million primarily due to an increase in the Indiana riverboat admissions tax receivable of $1.6 million and the advanced invoicing for 1998 Breeders Cup tickets of $1 million. The acquisition of RCA during the second quarter of 1998 also contributed to the increase in receivables.

        Other assets increased by $10.3 million primarily as the result of the goodwill of $7.7 million recorded for the acquisition of RCA during the second quarter of 1998. The Company's $2.2 million ownership investment in and loan to BC Racing Group, LLC in July 1997 (Kentucky Downs race track) also contributed to the increase in other assets.

        Plant and equipment increased by $25.3 million which includes $22.0 million for the acquisition of RCA during the second quarter. The increase was also due to routine capital spending throughout the Company since June 30, 1997. Accumulated depreciation increased $4.3 million from depreciation expense on the Company's plant and equipment.

        Accounts payable decreased by $1.2 million due primarily to the timing of payments for horsemen-related and simulcast payables for Churchill Downs' Spring live race meet offset partially by an increase in payables related to the acquisition of RCA during the second quarter of 1998.

        Deferred revenue increased by $1.2 million primarily due to the advanced invoicing for 1998 Breeders Cup tickets of $1 million during the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        Long-term debt increased $5.9 million as a result of line of credit borrowings used for the acquisition of RCA during the second quarter of 1998.

        Deferred income taxes increased by $5.7 as a result of the assumption of deferred taxes in the RCA second quarter acquisition.

        Common stock increased by $5.3 million primarily as a result of $4.9 million of stock issued as part of the RCA acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        The working capital deficiency for the six months ended June 30, 1998 increased by approximately $8.5 million compared to the June 30, 1997 working capital surplus as shown below:

                                                     JUNE  30
                                          --------------------------------

                                               1998             1997
                                               ----             ----
Working capital surplus (deficiency)      $(7,522,480)         $959,696
Working capital ratio                       0.75 to 1         1.03 to 1

         The working capital deficiency results from the nature and seasonality of the Company's business. During the six months ended June 30, 1998, the working capital deficiency compared to the working capital surplus from June 30, 1997 is primarily due to the use of cash and cash equivalents toward the purchase of RCA and the repayment of a portion of the Company's line of credit used to finance the acquisition during the second quarter of 1998. Cash flows provided by operations were $15.7 million and $13.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase of $2.4 in 1998 is primarily the result of an increase in net earnings of $1.0 million, the timing of income taxes payable and a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued expenses. Management believes cash flows from operations and available borrowings during the remainder of 1998 will be substantially in excess of the Company's disbursements for the year, including capital improvements.

         Cash flows used in investing activities were $19.4 million and $2.8 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash used of $16.6 million is due to the Company's purchase of RCA during the second quarter of 1998. Routine capital spending throughout the Company accounted for a portion of the cash used in investing for 1998 and for all of the cash used in investing for 1997.

         Cash flows provided by (used in) financing activities were $2.4 million and $(2.5) million for the six months ended June 30, 1998 and 1997, respectively. Cash provided by increases in long-term debt is the result of incurring debt for the acquisition of RCA during the second quarter of 1998. The Company borrowed $16 million and repaid $10 million on its line of credit during the period to finance a portion of the acquisition. Cash dividends of $3.7 million were paid to shareholders in 1998 (declared in 1997)

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

versus $2.4 million paid in 1997 (declared in 1996).

         The Company has a $50 million line of credit, of which $44 million is available at June 30, 1998, to meet working capital and other short-term requirements. The Company also received approval from its Board of Directors in June 1998 to increase its line of credit to $100 million which is expected to be finalized in the third quarter of 1998.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income are the same for the six and three months ended June 30, 1998 and 1997, respectively.

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           On  April  21,  1998,  the  Company  acquired  Racing
                  Corporation of America ("RCA") pursuant to a Stock Purchase Agreement dated as of March 28, 1998, by and between the Company and TVI Corp. ("TVI") and an Agreement and Plan of Merger dated as of April 17, 1998, by and among TVI, RCA, the Company and RCA Acquisition Company, a wholly-owned subsidiary of the Company (the "Acquisition"). The consideration paid by the Company in the Acquisition included the issuance to TVI of 200,000 shares of the common stock of the Company valued at $4,850,000, based upon the closing price of the Company's common stock of $24.25 per share as agreed upon by the parties based on a review of recent trading activity as reported on the NASDAQ Small Cap Market (adjusted to reflect the two-for-one stock split of the Company declared on March 19,
                  1998). The additional consideration for the Acquisition received by TVI was cash of $17,150,000. In issuing the shares in the Acquisition, the Company relied on the exemption from registration afforded by Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, based on the issuance of shares meeting the requirements of Rule 506.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The registrant's  1998 Annual Meeting of Shareholders
                  was held on June 18, 1998. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                               VOTES FOR        VOTES WITHHELD
                  CLASS II DIRECTORS:
                  J. David Grissom             5,952,211                34,980
                  Seth W. Hancock              5,954,063                33,128
                  Frank B. Hower, Jr.          5,947,153                40,038
                  W. Bruce Lunsford            5,950,831                36,360

                           A proposal  (Proposal No. 2) to approve the Churchill
                  Downs Incorporated 1997 Stock Option Plan was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 5,718,846 shares were voted in favor of the proposal; 221,542 were voted against; 17,228 abstained and 29,575 were not voted by beneficial holders.

                           A  proposal  (Proposal  No.  3) to  approve  amending
                  Churchill Downs' Articles of Incorporation to increase the number of authorized common shares from 10 million to 20 million was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting:
                  5,866,218 shares were voted in favor of the proposal; 104,967 were voted against; and 16,006 abstained.

                           A proposal (Proposal No. 4) to approve the minutes of
                  the 1997 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 5,939,711 shares were voted in favor of the proposal; 25,204 were voted against; and 22,276 abstained.

                           The  total   number   of   shares  of  common   stock
                  outstanding as of April 20, 1998, the record date of the Annual Meeting of Shareholder, was 7,316,934.

ITEM 5.           OTHER INFORMATION

                           Pursuant  to  the  Company's  bylaws,   proposals  of
                  shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received by the Company at the principal executive offices of the Company not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of shareholders. Accordingly, any shareholder proposals intended to be presented at the 1999 annual meeting of shareholders of the Company must be received in writing by the Company at its principal executive offices not later than March 20, 1999 nor sooner than February 18, 1999. Any proposal submitted after that date will be considered untimely and management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the annual meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  A.       Exhibits

                           See exhibit index on page 28.

                  B.       Reports on Form 8-K

                           Churchill Downs Incorporated filed a Current Report on Form 8-K dated April 28, 1998 reporting, under
                           Item 2, "Acquisition or disposition of assets", the acquisition of Racing Corporation of America pursuant to a Stock Purchase Agreement dated March 28, 1998 and an Agreement and Plan of Merger dated April 17, 1998 as amended by Form 8-K/A, dated July 1, 1998 and further amended by Form 8-K/A dated July 10, 1998.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHURCHILL DOWNS INCORPORATED



         August 14, 1998                   \S\THOMAS H. MEEKER
                                           -------------------------------------
                                           Thomas H. Meeker
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         August 14, 1998                   \S\ROBERT L. DECKER
                                           -------------------------------------
                                           Robert L. Decker
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)



         August 14, 1998                   \S\VICKI L. BAUMGARDNER
                                           -------------------------------------
                                           Vicki L. Baumgardner
                                           Vice President, Finance/Treasurer
                                           (Principal  Accounting Officer)

                                                       EXHIBIT INDEX

        NUMBERS          DESCRIPTION                                                     BY REFERENCE TO
         (3)(e) Amended and Restated Articles of Incorporation                  Pages 30 to 41, Report on Form 10-
                of Churchill Downs  Incorporated                                Q for the fiscal quarter ended June
                                                                                30, 1998

         (3)(i) Restated Bylaws as amended                                      Pages 42 to 51, Report on Form 10-
                                                                                Q for the fiscal quarter ended June
                                                                                30, 1998

        (10)(a) Churchill Downs Incorporated 1997 Stock Option Plan             Pages 80 to 88, Report on Form 10-K
                                                                                for the year ended December 31, 1997

        (10)(b) $50 Million Revolving Credit Facility  Credit Agreement         Pages 52 to 194, Report on Form
                between Churchill Downs Incorporated, Churchill                 10-Qfor the fiscal quarter ended
                Downs Management Company, Churchill Downs                       June 30, 1998
                Investment Company, Racing Corporation of
                America, Ellis Park Race Course, Inc., the banks
                party thereto and PNC Bank, National
                Association, as Agent, dated as of June 17, 1998

           (27) Financial Data Schedule for the quarter ended                   Page 195, Report on Form 10-Q for
                June 30, 1998 the fiscal quarter ended June 30,                 the fiscal quarter ended June 30, 1998
                1998