Form 10-Q
period 1998-09-30
CHURCHILL DOWNS INC
filed 1998-11-16
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ---- to----

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

                                  Yes   X     No____


The number of shares outstanding of registrant's common stock at November 1, 1998 was 7,525,041 shares.

                          CHURCHILL DOWNS INCORPORATED
                                    I N D E X
                                      PAGES

PART I.  FINANCIAL INFORMATION
  ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets, September 30, 1998,
          December 31, 1997 and September 30, 1997                             3

          Condensed Consolidated Statements of Earnings
          for the nine and three months ended September 30, 1998 and 1997      4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997                        5

          Condensed Notes to Consolidated Financial Statements               6-9

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-27

  ITEM 3. Quantitative and Qualitative Disclosures About
          Market Risk (Not Applicable)                                        28

PART II. OTHER INFORMATION AND SIGNATURES

  ITEM 1. Legal Proceedings (Not applicable)                                  28

  ITEM 2. Changes in Securities and Use of Proceeds (Not applicable)          28

  ITEM 3. Defaults Upon Senior Securities (Not applicable)                    28

  ITEM 4. Submission of Matters to a Vote of Security Holders (Not applicable)28

  ITEM 5. Other Information                                                   28

  ITEM 6. Exhibits and Reports on Form 8-K                                    28

  Signatures                                                                  29

  Exhibit Index                                                               30

  Exhibits                                                                    31

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         September 30,     December 31,     September 30,
                      ASSETS                                 1998              1997             1997
                                                             ----              ----             ----
Current assets:
     Cash and cash equivalents                           $  8,130,380      $ 9,280,233      $11,030,692
     Accounts receivable                                   10,925,891        7,086,889       11,627,361
     Other current assets                                     564,286          540,489          548,464
                                                         -------------     ------------     ------------
        Total current assets                               19,620,557       16,907,611       23,206,517

Other assets                                               13,839,250        5,778,430        5,803,188
Plant and equipment                                       128,803,415      104,554,196      104,059,771
Less accumulated depreciation                             (44,853,970)     (41,391,429)     (40,227,530)
                                                         -------------     ------------     ------------
                                                           83,949,445       63,162,767       63,832,241
                                                         -------------     ------------     ------------
                                                         $117,409,252      $85,848,808      $92,841,946
                                                         =============     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $ 10,213,879      $ 5,732,783      $10,532,273
     Accrued expenses                                       8,695,124        7,937,575        6,096,346
     Dividends payable                                            -          3,658,468                -
     Income taxes payable                                   2,310,085          186,642        2,605,534
     Deferred revenue                                       5,647,027        7,344,830        7,778,630
     Long-term debt, current portion                          128,404           79,805           79,805
                                                         -------------     ------------     ------------
        Total current liabilities                          26,994,519       24,940,103       27,092,588

Long-term debt, due after one year                          9,543,201        2,633,164        2,827,191
Outstanding mutuel tickets (payable after one year)         2,204,634        1,625,846        2,702,221
Deferred compensation                                         921,498          880,098          884,000
Deferred income taxes                                       8,000,643        2,377,100        2,316,600
Stockholders' equity:
     Preferred stock, no par value;
        authorized, 250,000 shares;  issued, none               -                -                -
     Common stock, no par value; authorized,
        20,000,000  shares,  issued  7,525,041  shares,
        September 30,1998, 7,316,934 shares, December 31
        and September 30, 1997                              8,926,975        3,614,567        3,613,697
     Retained earnings                                     61,141,469       49,842,930       53,470,649
     Deferred compensation costs                             (258,687)           -                -
     Note receivable for common stock                         (65,000)         (65,000)         (65,000)
                                                         -------------     ------------     ------------
                                                           69,744,757       53,392,497       57,019,346
                                                         -------------     ------------     ------------
                                                         $117,409,252      $85,848,808      $92,841,946
                                                         =============     ============     ============
The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         for the nine and three months ended September 30, 1998 and 1997
                                   (Unaudited)


                                           Nine Months Ended                 Three Months Ended
                                              September 30,                     September 30,
                                         1998             1997              1998             1997
                                         ----             ----              ----             ----

Net  revenues                        $116,058,759      $90,488,275      $33,299,256      $16,827,607
Operating expenses                    88,884,904        69,391,492       30,548,256       17,803,197
                                     -------------     ------------     ------------     ------------

     Gross earnings (loss)             27,173,855       21,096,783        2,751,000         (975,590)

Selling, general and
     administrative expenses            8,739,883        6,421,807        3,767,288        2,029,680
                                     -------------     ------------     ------------     ------------

     Operating income (loss)           18,433,972       14,674,976       (1,016,288)      (3,005,270)
                                     -------------     ------------     ------------     ------------

Other income (expense):
          Interest income                 449,543          349,286           87,238          152,446
          Interest expense               (646,521)        (255,930)        (241,224)        (107,220)
          Miscellaneous, net              261,545          289,479           95,359           90,835
                                     -------------     ------------     ------------     ------------

                                           64,567          382,835          (58,627)         136,061
                                     -------------     ------------     ------------     ------------

Earnings (loss) before income
    tax provision (benefit)            18,498,539       15,057,811       (1,074,915)      (2,869,209)

Federal and state income tax
      (provision) benefit              (7,200,000)      (5,940,000)         420,000        1,050,000
                                     -------------     ------------     ------------     ------------

     Net earnings (loss)             $ 11,298,539       $9,117,811        $(654,915)     $(1,819,209)
                                     =============     ============     ============     ============

Earnings (loss) per share:
     Basic                                  $1.52            $1.25            $(.09)           $(.25)
     Diluted                                $1.51            $1.25            $(.09)           $(.25)

Weighted average shares
outstanding:
     Basic                              7,438,159        7,310,405        7,522,309        7,314,101
     Diluted                            7,496,524        7,312,325        7,522,309        7,314,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                  Nine Months Ended September 30,
                                                                       1998             1997
Cash flows from operating activities:
     Net earnings                                                  $11,298,539      $ 9,117,811
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                                   3,972,359        3,340,076
     Deferred compensation                                             126,759           58,789
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                                          804,593       (1,383,807)
          Other current assets                                         102,204          130,757
          Accounts payable                                           2,532,882        2,956,700
          Accrued expenses                                             (35,259)         294,016
          Income taxes payable                                       2,123,443           95,026
          Deferred revenue                                          (5,454,981)      (3,758,590)
          Other assets and liabilities                                 95,609           539,170
                                                                   ------------     ------------
               Net cash provided by operating activities            15,566,148       11,389,948
                                                                   ------------     ------------

Cash flows from investing activities:
     Additions to plant and equipment, net                          (2,809,648)      (4,034,359)
     Acquisition of RCA, net of cash acquired                      (17,232,849)           -
     Purchase of minority-owned investment                               -           (2,187,500)
                                                                   ------------     ------------
          Net cash used in investing activities                    (20,042,497)      (6,221,859)
                                                                   ------------     ------------

Cash flows from financing activities:
     Increase (decrease) in long-term debt, net                       (133,398)         (92,195)
     Borrowings on bank line of credit                              17,000,000             -
     Repayments of bank line of credit                             (10,000,000)            -
     Dividends paid                                                 (3,658,468)      (2,375,271)
     Common stock issued                                               118,362          120,655
                                                                   ------------     ------------
          Net cash provided by (used in) financing activities        3,326,496       (2,346,811)
                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents                (1,149,853)       2,821,278
Cash and cash equivalents, beginning of period                       9,280,233        8,209,414
                                                                   ------------     ------------
Cash and cash equivalents, end of period                           $ 8,130,380      $11,030,692
                                                                   ============     ============

Supplemental  disclosures of cash flow information:
Cash paid during the period
for:
     Interest                                                      $   451,377      $   115,290
     Income taxes                                                  $ 4,919,540      $ 5,823,674
Noncash transactions:
    Issuance of common stock related to the acquisition of RCA     $ 4,850,000             -
    Invoicing for 1999 and 1998 Kentucky Derby and Oaks            $ 2,765,865      $ 5,612,204
    Invoicing for November 1998 Breeders' Cup races                $   956,895               -
The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO
           CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended
                           September 30, 1998 and 1997
                                   (Unaudited)

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

               The Company's second quarter acquisition of Ellis Park Race Course (Ellis Park) contributed positively to the Company's net revenues and net earnings by $15.5 and $1.7 million, respectively, for the third quarter. A substantial portion of Ellis Park's annual net earnings historically occur during the third quarter when the majority of its live race meet is conducted.

        3. On September 15, 1998, the Company obtained a $100 million line of credit through a syndicate of banks headed by its principal lender which expires in September 2001. The new credit facility replaces a $50 million line of credit obtained during the second quarter of 1998. The interest rate on borrowings is based upon LIBOR plus 50 to 112.5 additional basis points which is determined by certain Company financial ratios. There was $7.0 million outstanding on the line of credit at September 30, 1998 and no borrowings outstanding at December 31, 1997 or September 30, 1997 under previous lines of credit.

        4.  Certain  prior  period   financial   statement   amounts  have  been
reclassified to conform to the current period presentation.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 1998 and 1997 (continued)
                                   (Unaudited)

        5. During the third quarter of 1998, the Company issued 8,107 shares of its common stock to employees under its Stock Purchase Plan for total proceeds of $118,362.

        6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net earnings are the same for the nine and three months ended September 30, 1998 and 1997, respectively.

        7. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS 131). The Company will adopt SFAS 131 during the fourth quarter of 1998 as required.

        8. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other
Post-retirement Benefits" (SFAS 132). This statement revises employers' disclosures about pensions and other post-retirement plans without changing the measurement or recognition of those plans. The Company is assessing the impact of the standard on its financial statements and will include SFAS 132 disclosures in its 1998 annual report.

        9. On April 21, 1998, the Company acquired from TVI Corp., ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, which includes transaction costs of $.6 million. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. As part of the transaction, TVI received 200,000 shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The purchase price of $22.6 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $7.7 million being recorded as goodwill which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998 are included in the Company's consolidated results of operations.

        The purchase price allocation above is preliminary and may require adjustment in the Company's future financial statements based on the final determination of available elections related to the income tax treatment of certain assets acquired and liabilities assumed in the acquisition.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 1998 and 1997 (continued)
                                   (Unaudited)


        9. Following are the unaudited pro forma results of operations as if the April 21, 1998 transaction had occurred on January 1, 1997 (in thousands, except per share and share amounts):


                                                 Nine Months Ended        Nine Months Ended
                                                 September 30, 1998       September 30,1997
      Net revenues                                   $118,031                 $107,200
      Net earnings                                    $10,121                  $9,229

      Net earnings per share data:
           Basic                                      $1.35                    $1.23
           Diluted                                    $1.34                    $1.23

      Weighted average shares outstanding:
           Basic                                    7,516,934                7,510,405
           Diluted                                  7,575,299                7,512,325


               This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

        10. In September 1998, the Company announced that it is negotiating a purchase of a majority ownership interest in Charlson Industries, Inc., a privately held company that provides video services to racetracks and off-track betting facilities. If the transaction occurs, the total cost of the Company's equity interest is not expected to exceed $7 million.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 1998 and 1997 (continued)
                                   (Unaudited)


        11.    The   following  is  a   reconciliation   of  the  numerator  and
               denominator of the basic and diluted per share computations:


                                                     Nine months ended              Three months ended
                                                        September 30,                  September 30,

                                                     1998            1997           1998           1997
Earnings (loss) (numerator) amounts used for
basic and diluted per share computations:         $11,298,539     $9,117,811     $ (654,915)    $(1,819,209)
                                                  -----------     ----------     ----------     -----------

Weighted average shares (denominator)
of common stock outstanding per share:
     Basic                                          7,438,159      7,310,405      7,522,309       7,314,101
     Plus dilutive effect of shares                    58,365          1,920          -               -
                                                  -----------     ----------     ----------     -----------
     Diluted                                        7,496,524      7,312,325      7,522,309       7,314,101

Basic net earnings (loss) per share                     $1.52          $1.25          $(.09)          $(.25)
Diluted net earnings (loss) per share                   $1.51          $1.25          $(.09)          $(.25)

        Options to purchase 426,532 shares for the three months ended September 30, 1998 are excluded from the computation of earnings (loss) per common share-assuming dilution since their effect is antidilutive because of the net loss for the period. In addition, options to purchase 290,500 shares for the three months and nine months ended September 30, 1997 were not included in the computation of earnings (loss) per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

        This discussion and analysis includes a forecast of future results of operations. Such a forecast is a "forward-looking statement" under the federal securities laws. Actual results could differ materially from this forecast, and there can be no assurance that such forecast of future results will be achieved. Important factors that could cause actual results to differ materially from the presently estimated amounts include: the continued ability of the Company to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing, the continued ability of the Company to grow its share of the interstate simulcast market, a substantial change in allocation of live racing days, the impact of competition from alternative gaming (including riverboat casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates, a decrease in riverboat admissions revenue from the Company's Indiana operations, and the Company's success in its pursuit of strategic initiatives designed to attract new patrons and generate additional revenue for purses and capital investment.

        The Company primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing at its facilities in Kentucky and Indiana. The Company owns and operates Churchill Downs racetrack in Louisville, Kentucky ("Churchill Downs"), which has conducted Thoroughbred racing continuously since 1875 and is internationally known as home of the Kentucky Derby. The Company also owns and operates Ellis Park Race Course, a Thoroughbred racetrack, in Henderson, Kentucky ("Ellis Park"), and the Kentucky Horse Center, a Thoroughbred training center, in Lexington, Kentucky. Additionally, Churchill Downs is majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. The Company conducts simulcast receiving wagering on horse racing year-round at its four simulcast wagering facilities in Louisville, Kentucky, and in Merrillville, Fort Wayne and Indianapolis, Indiana, as well as at its three racetracks.

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

        The Company's loss in the third quarter of 1998 is substantially less the loss in than the same period in 1997 due to the acquisition of Ellis Park. Closing for this purchase was in April 1998, but the track's annual live race meet was run primarily during the third quarter. The greatest portion of
Ellis   Park's  earnings  are  attributable  to its annual live race meet, which traditionally has run from the end of June through Labor Day.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        The Company's primary sources of income are commissions and fees earned from pari- mutuel wagering on live and simulcast horse races. Other sources of income include admissions and seating, riverboat admission tax supplement, concession commissions (primarily for the sale of food and beverages), sponsorship fees, and license, rights and broadcast fees.

        Churchill Downs and Ellis Park, which was acquired by the Company during the second quarter of 1998, as well as Kentucky's other racetracks are subject to the licensing and regulation of the Kentucky Racing Commission (KRC). The KRC consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the awarding of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Churchill Downs conducted live racing from April 25 through June 28, 1998, and has been granted a license to conduct live racing during the period November 1 through November 28, 1998, for a total of 71 racing days compared to 77 racing days in 1997. Ellis Park conducted live racing from June 29 through September 7, 1998, for a total of 61 racing days.

        The Company has received approval from the KRC to conduct live racing at Churchill Downs from April 24 through June 27, 1999 (Spring Meet) and from October 31 through November 27, 1999 (Fall Meet) for a total of 71 days. Ellis Park has been granted a total of 61 live racing days running from June 28 through September 6, 1999. The total number of days on which Churchill Downs and Ellis Park conduct live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs or Ellis Park could impact the Company's operations and earnings in future years.

        Churchill Downs hosted Breeders' Cup Day on November 7, 1998. Breeders' Cup Day is sponsored by Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup Day races are held annually, featuring $12 million in purses, for the purpose of determining Thoroughbred champions in seven different events. Racetracks across the United States compete for the privilege of hosting the Breeders' Cup Day races each year, and the 1998 Breeders' Cup was the
Company's fourth time hosting this event, the most of any racetrack. The Breeders' Cup Day races were held in California in November 1997. Although most of the income earned from this event goes to Breeder's Cup Limited, hosting the event in 1998 is expected to have a positive impact on the Company's 1998 results.

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (IHRC), which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by the Company. Currently, the Company is the only facility in Indiana licensed to conduct live Standardbred, Quarter

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Horse or Thoroughbred racing and to participate in simulcasting. Quarter Horse races are conducted during some Thoroughbred race days. Hoosier Park conducted live racing beginning April 17, 1998, and has received a license to conduct live racing through November 28, 1998, for a total of 152 racing days, including 94 days of Standardbred racing and 58 days of Thoroughbred racing (which also includes Quarter Horse races). In 1997, the Company conducted 142 days of live racing, including 85 days of Standardbred racing and 57 days of Thoroughbred racing. A substantial change in the allocation of live racing days at Hoosier Park could impact the Company's operations and earnings in future years.

        The Company employs approximately 480 full-time employees. Due to the seasonal nature of the Company's live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when the Company employs as many as 2,600 persons. Through September 30, 1998, average full-time and seasonal employment per pay period was approximately 900 individuals.

        The Company generally does not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, the Company competes with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting. The Company attempts to attract patrons by providing the highest quality racing products in attractive entertainment facilities with fairly priced, appealing concession services. Churchill Downs is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and Hoosier Park is the only facility in Indiana providing live and simulcast racing.

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

        Direct competition with these riverboats has negatively impacted wagering at Churchill Downs and Ellis Park. However, both tracks have minimized this negative impact compared to the impact suffered by other racetracks including Turfway Park, in northern Kentucky, due primarily to an aggressive on-track marketing program, and further expansion of interstate simulcast receiving wagering.

        Two additional riverboats are anticipated to open along the Indiana shore of the Ohio River. In May 1996, the Indiana Gaming Commission (IGA) awarded a preliminary license to RDI/Caesars World to build a $275 million riverboat casino complex, featuring the world's largest riverboat casino, in Harrison County, Indiana, just 10 miles from Louisville. A construction permit was issued to RDI/Caesars World by the U.S. Army Corps of Engineers (Corps) in February 1998. However, the U.S. Environmental Protection Agency (EPA) has conducted a separate review of the Corps' decision

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

and issued a letter critical of some aspects of the Corps' decision-making process. It is not known what, if any, impact this letter will have on the process. In May 1998, three Indiana environmental groups filed a lawsuit in U.S. District Court for the Southern District of Indiana challenging the Corps' decision to issue a construction permit to RDI/Caesars World ("environmental litigation"). It is unlikely the lawsuit will be heard in court until next year, and the groups have not yet sought an injunction while the case is pending. RDI/Caesars World representatives have announced that a "shakedown" cruise is scheduled for mid-November, 1998, on the "Glory of Rome" riverboat and the riverboat casino will be open for customers soon after. The vessel must be inspected and cleared for cruises by the U.S. Coast Guard prior to its opening.

        The IGA voted in September 1998 to grant a license to open a fifth Indiana riverboat along the Ohio River in Switzerland County, about 70 miles from Louisville. The licenseholder, Hollywood Park-Boomtown, Inc. plans to build a $150 to $160 million riverboat casino, hotel and resort complex near Vevay, Indiana. Hollywood Park estimates the resort will open as early as the third quarter of 2000.

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

         Additionally, the Pokagon Band of the Potawatomi Indian Tribe has expressed an interest in establishing a land-based casino in northeastern Indiana. At this time, Indiana Governor Frank O'Bannon has publicly expressed his opposition to any further expansion of casino gaming in Indiana, and has enlisted the support of Indiana's congressional delegation in blocking a potential Indian casino. Currently, Indiana's U.S. Senators are co-sponsors of the Enzi Amendment to the fiscal year 1999 Department of Interior Appropriations Bill, which would prohibit the Secretary of the Interior from formally approving Indian gaming compacts that have not first been approved by the states themselves. The Company continues to anticipate that development of such an Indian casino will negatively impact pari-mutuel wagering activities at its Indiana facilities. However, the extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between the Company's operations and the potential casino sites.

         The Company continues to pursue legislation to allow video lottery terminals at its racetrack facilities in Kentucky and Indiana. The integration of alternative gaming products is one of four core

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

business strategies developed by the Company to position itself to compete in this changing environment. Implementing these strategies, the Company has successfully grown its live racing product by strengthening its flagship operations, increasing its share of the interstate simulcast market, and geographically expanding its racing operations in Kentucky and into Indiana. Alternative gaming in the form of video lottery terminals and slot machines should enable the Company to more effectively compete with Indiana riverboat casinos and provide new revenue for purse money and capital investment. Currently, the Company is working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

         The horse industry in Indiana presently receives $.65 per $3 admission to riverboats in the state to compensate for the effect of riverboat competition. Riverboat admissions revenue from the Company's Indiana operations increased $3.9 million for the nine months ended September 30, 1998 as a result of the opening of additional riverboats along Lake Michigan compared to the same period in 1997. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $2.4 million, is $1.5 million.

         Legislation challenging the allocation of the $.65 subsidy was introduced in the 1998 session of the Indiana General Assembly, but the bill did not pass out of the Senate Finance Committee. A change in Hoosier Park's share of the tax would significantly impact funding for operating expenditures and would in all likelihood re-emphasize the need for the integration of alternative gaming products at the racetrack in order for it to effectively compete with riverboat casinos.

         The Company has partnered with ODS Technologies L.P. (ODS) in the development and operation of an in-home interactive wagering system in Jefferson County, Kentucky, since 1995. The second phase of the Company's relationship with ODS is the launching of the Television Games Network (TVG), originally projected for the fourth quarter of 1998. In June, an arbitration panel approved United Video Satellite Group, Inc.'s proposal to acquire all of the assets of ODS. United Video, which previously owned approximately 10% of ODS, has bought out the majority partners and assumed control over agreements between ODS and 12 racetracks, including Churchill Downs. At this time, the Company cannot assess any impact of this ruling on its in-home wagering operations.

         In September 1998, the Company announced that it is negotiating a purchase of a majority ownership interest in Charlson Industries, Inc., a privately held company that provides video services to racetracks and off-track betting facilities. If the transaction occurs, the total cost of the Company's equity interest is not expected to exceed $7 million.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

           The Company owned and operated two live racing facilities and five simulcast wagering facilities during the entire nine month periods ended September 30, 1998 and 1997. Ellis Park, a third live racing facility acquired on April 21, 1998, was included in the Company's operations for a portion of the nine month period with the Company operating 61 live race days during the period as discussed separately below. The chart below summarizes the results of Churchill Downs, Hoosier Park and their respective simulcast wagering facilities:


                             Churchill Downs and the Louisville                    Hoosier Park and all four Indiana
                                  Simulcast Facility                                   Simulcast Facilities
                             Nine Months        Nine Months                   Nine Months      Nine Months
                                Ended              Ended                         Ended            Ended
                             September 30       September 30    Increase      September 30     September 30      Increase
                                1998               1997        (Decrease)        1998             1997          (Decrease)
                                ----               ----        ----------        ----             ----          ----------
On-Track
    Number of Race Days                47                    47       -                110              100             10
    Attendance                    692,725               687,533        1%          116,398          119,068           (2%)
    Handle                    $95,951,158           $95,093,015        1%      $11,179,288      $11,621,736           (4%)
    Average daily attendance       14,739                14,628        1%            1,058            1,191          (11%)
    Average daily handle       $2,041,514            $2,023,256        1%         $101,630         $116,217          (13%)
    Per capita handle             $138.51               $138.31       -             $96.04           $97.61           (2%)

Intrastate Simulcast
  Sending
    Number of Race Days                47                    47       -
    Handle                    $27,424,738           $26,741,196        3%
    Average Daily Handle         $583,505              $568,962        3%

  Receiving
    Number of Race Days               156                   148         8
    Handle                    $28,380,521           $37,523,088     (24%)
    Average Daily Handle         $181,926              $253,534     (28%)

Interstate simulcast
  Sending
    Number of Race Days                47                    47       -                110              100             10
    Handle                   $276,632,157          $255,947,702        8%      $25,322,707      $15,690,932            61%
    Average Daily Handle       $5,885,791            $5,445,696        8%         $230,206         $156,909            47%

  Receiving*
    Number of Race Days               178                   166        12              901              904            (3)
    Handle                    $72,028,977           $64,435,630       12%      $99,984,111      $97,692,525             2%
    Average Daily Handle         $404,657              $388,166        4%         $110,970         $108,067             3%

Totals                       $500,417,551          $479,740,631        4%     $136,486,106     $125,005,193             9%


* The Company's Indiana operations include four separate simulcast wagering facilities.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

      Total handle at Churchill Downs and the Louisville simulcast facility increased $20.7 million (4%) for the nine months ended September 30, 1998 primarily as the result of a general increase in handle bet on Churchill Downs' live races through interstate simulcast sending including record handle bet on Kentucky Derby and Kentucky Oaks weekend. An increase in the number of interstate simulcast receiving wagering days at the Louisville simulcast facility also contributed to the overall handle increase for Churchill Downs.

      Total handle at Hoosier Park and the Indiana simulcast facilities increased $11.5 million (9%) for the nine months ended September 30, 1998 as a result of a 61% increase in interstate simulcast sending handle due to an increase in the number of interstate simulcast sending days combined with higher average daily handle of 47%. Hoosier Park's live race signal was sent to a record number of outlets during the first nine months of 1998.

      Ellis Park contributed a total of $150.4 million in handle to the Company since April 21, 1998, the acquisition date. Ellis Park conducted live racing for 61 days during the period June 29 through September 7, 1998 producing $21.0 million in live race handle. Intrastate and interstate simulcast sending handle on Ellis Park's live races were $22.7 and $94.0 million, respectively. Intrastate and interstate simulcast receiving handle were $5.0 and $7.7 million, respectively.

Comparison of nine months ended September 30, 1998 to nine months ended September 30,1997

Net Revenues

      Net revenues during the nine months ended September 30, 1998 increased $25.6 million (28%).

      Pari-mutuel revenues increased $17.0 million (30%) due primarily to the acquisition of RCA which includes Ellis Park Race Course located in western Kentucky. Ellis Park, which was acquired by the Company during the second quarter, contributed $14.6 million in total pari- mutuel revenue for the nine month period ended September 30, 1998. Ellis Park conducted live racing from June 29 through September 7, 1998, for a total of 61 racing days. Additionally, interstate simulcast sending revenues were up as the result of a general increase in betting on Churchill Downs' live races including record wagering on Kentucky Derby and Kentucky Oaks weekend.

      Admission and seat revenue increased $1.0 million (9%) primarily due to higher admission prices on Kentucky Derby and Kentucky Oaks days and due to the record attendance on those two days. License, rights, broadcast and sponsorship revenues increased $1.3 million (21%) due to new corporate sponsorships received during the Spring Meet at Churchill Downs and an increase in the broadcast fees for the Kentucky Derby. Concession revenues increased $1.2 million (74%) primarily as a result of the acquisition of RCA during the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Other revenues grew $1.0 million (33%) primarily from additional stall rental revenues earned from RCA which was acquired during the second quarter of 1998.

      Riverboat admissions revenue from the Company's Indiana operations increased $3.9 million for the nine months ended September 30, 1998 compared to September 30, 1997 primarily as a result of increased admissions on riverboats bordering the state of Indiana and the opening of additional riverboats along Lake Michigan. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $2.4 million, is $1.5 million.

         Following is a summary of Net Revenues:


                                                       NET REVENUE SUMMARY
                              Nine Months                  Nine Months
                                 Ended          % to          Ended          % to            1998 vs 1997
                              September 30,     Total      September 30,     Total          $             %
                                 1998          Revenue        1997          Revenue       Change        Change
Pari-Mutuel Revenue:
     On-track                  $20,183,932         18%     $16,087,293          18%      $4,096,639        25%
     Intrastate Sending         11,858,205          10       4,863,669            5       6,994,536        144
     Interstate Sending         12,883,541          11       9,165,465           10       3,718,076         41
     Intrastate Receiving        3,646,059           3       3,457,119            4         188,940          5
     Interstate Receiving       25,689,534          22      23,728,719           26      1 ,960,815          8
                              ------------        ----     -----------         ----     -----------       ----
                               $74,261,271         64%     $57,302,265          63%     $16,959,006        30%
Riverboat Admissions
     Revenue                    13,016,460          11       9,137,345           10       3,879,115         42

Admission & Seat
     Revenue                    11,979,850          10      11,016,414           12         963,436          9

License, Rights,
Broadcast &                      7,181,100           6       5,925,759            7       1,255,341         21
Sponsorship Revenue

Concession Revenue               2,920,202           3       1,678,846            2       1,241,356         74

Program Revenue                  2,486,682           2       2,256,058            2         230,624         10

Other                            4,213,194           4       3,171,588            4       1,041,606         33
                              ------------        ----     -----------         ----     -----------       ----
                              $116,058,759        100%     $90,488,275         100%     $25,570,484        28%
                              ============        ====     ===========         ====     ===========       ====


                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Operating Expenses

       Total operating expenses increased $19.5 million (28%) during the nine months ended September 30, 1998. Gross profit grew by $6.1 million (29%) during the same period.

       Purse expense increased $10.0 million (35%) with Ellis Park purses and riverboat purses contributing $7.0 million (70%) and $1.9 million (19%), respectively, to the total purse increase. In Kentucky and Indiana, purse expense varies directly with pari-mutuel revenues and is calculated as a percentage of the related revenue and may change from year to year pursuant to contract or statute. Accordingly, on-track, intrastate and interstate simulcast purses reflect changes in direct proportion to changes in pari-mutuel revenues for the same categories. The increases in all categories of purses expense , including riverboat purses, is directly related to the increases in the respective pari-mutuel net revenue category and riverboat admissions revenue.

       Wages and contract labor increased $2.7 million (20%) primarily due to the addition of RCA during the second quarter of 1998. Higher salary expenses resulting from increased business activity and general cost of living raises also account for a portion of the variance.

       Simulcast host fees and audio, video and signal distribution expenses were higher by $.5 million (8%) and $.4 million (26%), respectively, during the period primarily as a result of the acquisition of RCA during the second quarter of 1998.

       Advertising, marketing and publicity expenses grew $1.1 million (31%) primarily as a result of an increase in marketing expenses in Indiana of $.5 million which were reimbursed from the riverboat admissions subsidy.

       Racing relations and services, depreciation & amortization expense and insurance, taxes & license fees were higher by $.5 million (36%), $.6 million (19%) and $.8 million (46%) during the nine months ended September 30, 1998 and 1997, respectively, primarily due to the acquisition of RCA during the second quarter of 1998.

       Utilities expense grew $.6 million (35%) primarily due to warmer spring and summer months in 1998 at Churchill Downs and also due to the acquisition of RCA during the second quarter of 1998.

       Concessions expense of $.5 million in 1998 resulted from the second quarter RCA acquisition. Expenses are incurred by Ellis Park's in-house concession services.

       Other meeting expense increased $1.0 million (36%) primarily as a result of the acquisition of RCA during the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        Following is a summary of Operating Expenses:


                                                     OPERATING EXPENSE SUMMARY
                              Nine Months                  Nine Months
                                 Ended         % to          Ended          % to             1998 vs 1997
                             September 30,     Total      September 30,     Total            $            %
                                 1998         Expenses         1997        Expenses       Change        Change

                                ----         --------         ----        --------       ------        ------
Purses:
     On-track                 $10,412,979          12%     $ 8,452,993          12%      $1,959,986        23%
     Intrastate Sending         5,685,536            7       2,282,013            4       3,403,523        149
     Interstate Sending         6,558,991            7       4,669,537            7       1,889,454         40
     Intrastate Receiving       1,549,853            2       1,464,810            2          85,043          6
     Interstate Receiving       7,875,133            9       7,138,002           10         737,131         10
     Riverboat                  6,608,272            7       4,701,220            7       1,907,052         41
                              -----------         ----     -----------         ----     -----------       ----
                              $38,690,764          44%      28,708,575          42%      $9,982,189        35%

Wages and Contract  Labor      16,303,255           18      13,569,389           19       2,733,866         20

Simulcast Host Fee              6,403,552            7       5,906,651            8         496,901          8

Advertising, Marketing          4,686,067            5       3,584,782            5       1,101,285         31
     & Publicity
Racing Relations                1,755,219            2       1,295,212            2         460,007         36
     & Services
Totalisator Expense             1,298,830            1       1,119,758            2         179,072         16

Audio/Video & Signal            2,018,164            2       1,606,604            2         411,560         26
      Distribution Expense
Program Expense                 2,064,040            2       1,737,891            2         326,149         19

Depreciation &                  3,972,359            5       3,340,076            5         632,283         19
     Amortization
Insurance, Taxes &              2,656,172            3       1,819,475            3         836,697         46
     License Fees
Maintenance                     1,576,208            2       1,418,404            2         157,804         11

Utilities                       2,476,700            3       1,832,697            3         644,003         35

Facility/Land Rent                630,105            1         611,078            1          19,027          3

Concessions Expense               482,167            1               -            -         482,167        100

Other Meeting Expense           3,871,302            4       2,840,900            4       1,030,402         36
                              -----------         ----     -----------         ----     -----------       ----
                              $88,884,904         100%     $69,391,492         100%     $19,493,412        28%
                              ===========         ====     ===========         ====     ===========       ====

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Selling, General and Administrative Expenses

        Selling, general and administrative (SG&A) expenses increased by $2.3 million (36%) during the nine month period ended September 30, 1998 primarily as a result of increased business activity, general cost of living raises for the Company's employees and the acquisition of RCA during the second quarter of 1998. SG&A expenses as a percentage of net revenues increased slightly for the nine months ended September 30, 1998 and 1997 to 7.5% from 7.1%, respectively.

Other Income and Expense

        Interest income of $.4 million for the nine months ended September 30, 1998 was $.1 million over the same period in 1997 as a result of the interest earned on notes receivable from a minority-owned investment.

        Interest expense increased $.4 million during the nine months ended September 30, 1998 as a result of financing costs associated with the second quarter acquisition of RCA. The Company drew on its bank line of credit for $16 million of the acquisition costs and subsequently repaid $10 million during the second quarter of 1998. The Company drew an additional $1 million on the line of credit during the third quarter leaving an unpaid balance of $7 million at September 30, 1998.

Income Tax Provision

        Income tax provision increased by $1.3 million for the nine months ended September 30, 1998 as the result of higher pre-tax earnings of $3.4 million.

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997

        Net revenues for the three months ended September 30, 1998 of $33.3 million grew by $16.5 million compared to the same period in 1997 primarily as the result of revenues generated by RCA during the quarter. Net losses for the three months ended September 30, 1998 of $.7 million were lower by $1.2 million compared to the same three months in 1997. The Company's second quarter acquisition of RCA, which includes Ellis Park, contributed positively to the Company's net revenues and net earnings and accounted for the decreased net losses during the third quarter of 1998. A substantial portion of RCA's net revenues and net earnings historically occur during the third quarter when the majority of Ellis Park's race meet, this year running June 29 through September 7, was conducted.

Comparison of three months ended September 30, 1998 to three months ended June 30, 1998

        Net revenues for the three months ended September 30, 1998 of $33.3 million were lower than the net revenues for the three months ended June 30, 1998 by $34.1 million and the decrease from the net earnings for the three months ended June 30, 1998 of $13.5 million to the net loss for the three months

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

ended September 30, 1998 of $.7 million is primarily the result of live racing income generated at Churchill Downs during its 1998 Spring Meet which includes Kentucky Derby and Kentucky Oaks weekend. Live racing in Kentucky begins in the second quarter during which the Company earns a substantial portion of its net earnings for the year.

Significant Changes in the Balance Sheet September 30, 1998 to December 31, 1997

       The cash and cash equivalent balances at September 30, 1998 were $1.1 million lower than December 31, 1997 primarily due to cash used in acquiring RCA during the second quarter of 1998. Borrowings on the Company's line of credit for the acquisition were partially paid down by September 30, 1998.

       Accounts receivable at September 30, 1998 were $3.8 million higher than December 31, 1997 primarily due to the timing of advanced invoicing of corporate tents for the 1999 Kentucky Oaks and Derby days, an increase in the Indiana riverboat admissions tax receivable of $2.2 million and the advanced invoicing for 1998 Breeder's Cup tickets of $1.0 million. The 1998 Breeder's Cup was held at Churchill Downs during the fourth quarter. The increase was partially offset by decreases in intrastate and interstate simulcasting receivables.

       Other assets increased by $8.1 million primarily as the result of the goodwill of $7.7 million recorded for the acquisition of RCA during the second quarter of 1998.

       Plant and equipment increased by $24.2 million which includes $22.0 million for the acquisition of RCA during the second quarter. The increase was also due to routine capital spending throughout the Company. Accumulated depreciation increased $3.5 million from depreciation expense on the Company's plant and equipment.

       Accounts payable at September 30, 1998 were $4.5 million higher than December 31, 1997 primarily as a result of a $3.9 million increase in purses payable due to Churchill Downs and Hoosier Park horsemen. Live-meet payable balances for the Company's 1997 live race meets had substantially been paid prior to December 31, 1997. The increase is also due to the Company's acquisition of RCA during the second quarter of 1998.

       Accrued expenses increased by $.7 million at September 30, 1998 primarily as a result of expenses generated during the Company's 1998 live race meets.

       Dividends payable decreased by $3.7 million at September 30, 1998 due to the payment of dividends (declared in 1997) in the first quarter of 1998.

       Income taxes payable increased by $2.1 million at September 30, 1998 primarily representing the estimated income tax expense attributed to the income generated in the second quarter of 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

       Deferred revenue was $1.7 million lower at September 30, 1998 due to the significant amount of admission and seat revenue that was received in advance at December 31 and recognized as income in May 1998 for the Kentucky Derby and Kentucky Oaks. The decrease was partially offset by the advanced invoicing of corporate tents for the 1999 Kentucky Derby and Oaks days during the third quarter of 1998 and $1.0 million in Breeder's Cup invoicing during the second and third quarters of 1998. The 1998 Breeder's Cup was be held at Churchill Downs during the fourth quarter of 1998.

       Long-term debt increased $6.9 million primarily as a result of line of credit borrowings used for the acquisition of RCA during the second quarter of 1998.

       Outstanding mutuel tickets increased by $.6 million at September 30, 1998 primarily as a result of unclaimed mutuel tickets relating to Churchill Downs' 1998 Spring Meet.

       Deferred income taxes increased by $5.6 as a result of the RCA second quarter acquisition.

       Common stock increased by $5.3 million primarily as a result of $4.9 million of stock issued as part of the RCA acquisition during the second quarter. The Company also issued $.1 million of common stock under its stock purchase plan during the third quarter.

Significant  Changes  in  the  Balance  Sheet  September 30, 1998 to
September 30, 1997

       Cash and cash equivalents decreased $2.9 million in 1998 primarily due to the cash used for the acquisition of RCA during the second quarter of 1998.

       Other assets increased by $8.0 million primarily as the result of the goodwill of $7.7 million recorded for the acquisition of RCA during the second quarter of 1998.

       Plant and equipment increased by $24.7 million which includes $22.0 million for the acquisition of RCA during the second quarter. The increase was also due to routine capital spending throughout the Company since September 30, 1997. Accumulated depreciation increased $4.6 million from depreciation expense on the Company's plant and equipment.

       Accrued expenses increased by $2.6 million due primarily to an increase of $1.5 million in the amount of outstanding mutuel tickets which are payable within one year. Effective with the new state legislation in July 1998, the Company must remit all uncashed outstanding mutuel tickets to the Commonwealth of Kentucky older than one year. Under previous law, tickets were remitted after two years. Accrued expenses also grew as the result of the acquisition of RCA.

       Deferred revenue decreased by $2.1 million primarily as a result of the timing of advanced invoicing for Kentucky Derby and Oaks tickets offset partially by the advanced invoicing for 1998 Breeder's Cup tickets of $1.0 million during 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

       Long-term debt increased $6.7 million primarily as a result of line of credit borrowings used for the acquisition of RCA during the second quarter of 1998.

       Deferred income taxes increased by $5.7 as a result of the assumption of deferred taxes in the RCA second quarter acquisition.

       Common stock increased by $5.3 million primarily as a result of $4.9 million of stock issued as part of the RCA acquisition during the second quarter. The Company also issued $.1 million of common stock under its stock purchase plan during the third quarter of 1998.

Liquidity and Capital Resources

       The working capital deficiency for the nine months ended September 30, 1998 increased by $3.5 million to $7.4 million compared to the September 30, 1997 working capital deficiency as shown below:


                                            September 30
                                            ------------
                                       1998                           1997
                                       ----                           ----
Working capital deficiency         $(7,373,962)                   $(3,886,071)
Working capital ratio                .73 to 1                       .86 to 1

        The working capital deficiency results from the nature and seasonality of the Company's business. During the nine months ended September 30, 1998, the working capital deficiency increased compared to the nine months ended September 30, 1997 primarily due to the use of cash and cash equivalents toward the purchase of RCA and the repayment of a portion of the Company's line of credit used to finance the acquisition during the second quarter of 1998. Cash flows provided by operations were $15.6 million and $11.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase of $4.2 in 1998 is primarily the result of an increase in net earnings of $2.2 million and the timing of income taxes payable of $2.0 million. Management believes cash flows from operations and available borrowings during the remainder of 1998 will be substantially in excess of the Company's disbursements for the year, including capital improvements.

        Cash flows used in investing activities were $20.0 million and $6.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash used of $13.8 million during 1998 is primarily due to the Company's purchase of RCA during the second quarter of 1998 offset partially by the acquisition of 24% of Dueling Grounds racecourse (a.k.a. Kentucky Downs) during the third quarter of 1997. Routine capital spending throughout the Company accounted for a portion of the cash used in investing for 1998 and 1997.

        Cash flows provided by (used in) financing activities were $3.3 million and $(2.3) million for the

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

nine months ended September 30, 1998 and 1997, respectively. The Company borrowed $17 million and repaid $10 million on its line of credit during the nine month period primarily to finance the purchase of RCA, which was acquired during the second quarter of 1998. Cash dividends of $3.7 million were paid to shareholders in 1998 (declared in 1997) versus $2.4 million paid in 1997 (declared in 1996).

        The Company has a $100 million line of credit, of which $93 million is available at September 30, 1998, to meet working capital and other short-term requirements and potential future acquisitions.

Impact of the Year 2000 Issue

        The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may be unable to distinguish the year 2000 from the year 1900. This could result in system failure or miscalculations leading to a disruption of business operations.

        A substantial portion of the Company's mission critical operations are dependent upon computer systems and applications. These systems are either directly owned and controlled by the Company or are provided under contract by third party technology service providers. To address the Year 2000 issue, the Company has categorized the Year 2000 Issue into four principal areas.

A) Systems Owned By the Company

        The first area is related to systems owned by the Company which have been purchased or developed internally. These systems include application software and dedicated hardware that administrate the core operations of the
Company.  In   addition,  there  are  numerous  applications   that   provide
administrative  support  and  management  reporting functions.

        To address Year 2000 compliance across this broad category of systems, the Company has broken each system down into its most elemental pieces in order to study the hardware including any embedded chip technology/firmware, the operating systems and finally, the applications themselves.

        Hardware including any embedded chip technology/firmware that was not Year 2000 compliant has been identified and replaced as part of the routine turnover of technology capital. Hardware remaining to be replaced is scheduled for upgrading during the first half of 1999. By June, 1999 all hardware and embedded chip technology/firmware owned by the Company is expected to be Year 2000 compliant.

        All operating systems supporting specific applications have been checked by advancing the dates to determine if operating system-level functionality is impacted by the date change. As new operating system upgrades are made available and installed, periodic testing will continue to assure operating system-level functionality is maintained. In addition, the Company has contacted the developers of the operating systems in use by the Company and has received assurances as to their compatibility with the Year 2000 transition.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        Application software compliance with the Year 2000 has been certified through a combination of technical consultation with the software developers and testing. Applications developed with internal resources have been written with the Year 2000 compliance in mind using development tools that are Year 2000 compliant. The Company has received technical reports from third parties on Year 2000 compliance for financial reporting, payroll, operations control and reporting and internal communications applications. The Company requires Year 2000 compliance on any software upgrades.

        Based on the schedule outlined above, the Company expects to be Year 2000 compliant with systems that are owned by the Company by June 30, 1999.
However,   even   though  the   Company's   planned   modifications   to
internally-owned hardware and software should adequately address Year 2000 issues, there can be no assurance that unforeseen difficulties will not arise.

B) Technology Services Provided to the Company Under Contract By Third Parties

        The second area of concern is services provided to the company by third parties. Many of these services are mission critical to the Company and could materially impact the Company should the systems upon which the services are dependent be unable to function.

        The totalisator services provided by United Tote are the most critical to the Company's operations. Totalisator services include the calculation of amounts wagered and owed to winning ticket holders. United Tote has developed a plan to bring all systems provided to the Company into Year 2000 compliance. United Tote and the Company initiated this plan during the second quarter of 1998 by undertaking a comprehensive system hardware and software upgrade which is Year 2000 compliant. The systems were successfully installed in three phases with the last phase having been completed in October 1998. All on-track, intertrack wagering and hub operations are Year 2000 compliant. The Company will continue to work closely with United Tote to assure that future releases and upgrades are Year 2000 compliant by including this provision as a condition of contracting for future services.

        The video services provided by Spector Entertainment Group ("Spector") are also important to the Company's operations. Video services include the capture, production and distribution of the television signal for distribution to customers located on the Company's premises and to customers located at remote outlets throughout the nation. The Company is working closely with Spector to assure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal are Year 2000 compliant. The existing software for the graphical enhancements to the television signal is not Year 2000 compliant. The Company and Spector are expected to upgrade this software by the second quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        The Company purchases certain data and statistical information from Equibase for resale to the public. This information is an essential element of the Company's product and is included in printed material made available to the Company's customers to assist in their wagering decisions. Equibase has implemented a Year 2000 remediation plan to assure compliance of their systems. The Company has contacted and received assurances from Equibase that the critical database information needed for the Company's core operations is Year 2000 compliant.

        A variety of other smaller and less critical technology service providers are involved with the Company's product. The Company is working closely with each of the organizations and is receiving assurances that their services are not expected to be disrupted by the Year 2000 transition.

        Because of the nature of the Company's business and its dependence upon key technology services provided by third parties, the Company requires that all new software and technology services are Year 2000 compliant. This requirement extends to include patches, upgrades and fixes to existing technology services.

        In the event that any of the Company's third party service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, it could result in a delay by the Company in providing its core live racing and simulcasting products to the Company's customers and have a material adverse effect on the Company's business, financial condition and results of operations.

C) Industry-wide Issues

        Because a significant portion of the Company's revenues are derived from customers at other racing organizations that are confronted with the same technological issues, including totalisator, video and statistical information services, the Company has been actively participating in an industry-wide assessment and remedial efforts to assure Year 2000 compliance. Company officials actively participate in industry trade organizations and committees to study these issues on a large scale including the telecommunications and banking industries.

D) Feedback Control Systems

        A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date-sensitive software/embedded chip technology for correct operation. Although the Company has systems which perform each of the above named functions, the Company is identifying if any of these systems employ technology which may not be Year 2000 compliant. The Company will work closely with these manufacturers to develop a remedial plan to assure year 2000 compliance if problems are identified.

        To date, the Company has incurred limited costs to remediate Year 2000 compliance issues. Because most of the Company's mission critical operations rely on third party providers and a substantial portion of the costs of the Year 2000 remediation is borne by the third party providers, the Company's management believes that any future costs to remediate Year 2000 compliance issues will not be material to the financial position or results of operations of the Company.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        The Company is currently evaluating its most reasonably likely worst case Year 2000 scenario and is also developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 issues affecting the systems owned by the Company as well as issues involving third party service providers. The Company intends to complete both its evaluation of a worst case Year 2000 scenario and contingency planning by June 30, 1999.

   Impact of Recent Accounting Pronouncements

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Currently, there are no amounts to be included in the computation of comprehensive income of the Company that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income are the same for the nine and three months ended September 30, 1998 and 1997, respectively.

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

                      See exhibit index on page 31.

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


                                           CHURCHILL DOWNS INCORPORATED



        November 13, 1998                  \s\Thomas H. Meeker
                                           Thomas H. Meeker
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


        November 13, 1998                  \s\Robert L. Decker
                                           Robert L. Decker
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)



        November 13, 1998                  \s\Vicki L. Baumgardner
                                           Vicki L. Baumgardner
                                           Vice President, Finance/Treasurer
                                           (Principal  Accounting Officer)


                                            EXHIBIT INDEX

 Numbers         Description                                           By Reference To
(10)(b) $100 Million Revolving Credit Facility Credit         Pages 31 to 98, Report on Form
          Agreement between Churchill Downs Incorporated,     10-Q for the fiscal quarter ended
          Churchill Downs Management Company, Churchill       September 30, 1998
          Downs Investment Company, Racing Corporation of
          America, Ellis Park Race Course, Inc., the banks
          party thereto and PNC Bank, National Association,
          as Agent, dated as of September 15, 1998
(27) Financial Data Schedule  (FDS) for the quarter           Page 99, Report on Form 10-Q for
          ended  September  30, 1998                          the fiscal quarter ended September
                                                              30, 1998
