Form 10-K
period 1998-12-31
CHURCHILL DOWNS INC
filed 1999-03-31
CIK 20212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For Year Ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                          Commission File Number 0-1469
                          CHURCHILL DOWNS INCORPORATED
              Exact name of registrant as specified in its charter

                  KENTUCKY                              61-0156015
State or other jurisdiction of                         IRS Employer
 Incorporation or Organization                      Identification No.

700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                 40208
Address of Principal Executive Offices                  Zip Code

Registrant's Telephone Number, Including Area Code      502-636-4400

           Securities registered pursuant to Section 12(b) of the Act:
             None                                   None
Title of Each Class registered        Name of Each Exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

As of March 25, 1999, 7,525,041 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $131,000,000.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 1999 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 58 to 59.

                                     PART I

ITEM 1.        BUSINESS

        A.     INTRODUCTION

        Churchill Downs Incorporated (the "Company") is a racing company that primarily conducts pari-mutuel wagering on live Thoroughbred and Standardbred horse racing and simulcast video feeds of races. Additionally, we offer racing services through our other business interests.

        We own and operate our flagship operation, Churchill Downs racetrack, in Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875, and is internationally known as home of the Kentucky Derby. The Churchill Downs operation also encompasses the Louisville Sports Spectrum, a simulcast- wagering facility.

        In 1992, we formed Churchill Downs Management Company ("CDMC"), a wholly owned subsidiary that oversees properties we actively manage. CDMC manages Ellis Park Race Course ("Ellis Park"), a Thoroughbred track in Henderson, Kentucky, and the Kentucky Horse Center in Lexington, Kentucky. We acquired ownership of these two facilities in April 1998. Additionally, CDMC manages Hoosier Park in Anderson, Indiana ("Hoosier Park"), of which we are a majority owner. Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing. CDMC also manages three Sports Spectrum facilities ("Sports Spectrum") owned by Hoosier Park in Indiana. The Sports Spectrum facilities conduct simulcast wagering on horse racing year-round. We also periodically conduct simulcast wagering at our racetracks.

        In November 1997, we formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee those investments in which we participate as an equity investor and do not actively manage the operations. Among those investments are NASRIN Services, LLC ("NASRIN"), a telecommunications service provider for the pari-mutuel and simulcasting industries, and EquiSource, LLC ("EquiSource"), a procurement business that assists in the group purchasing of supplies and services for the equine industry. We are a minority investor in both NASRIN and EquiSource. In March 1999, CDIC and Autotote Corporation
("Autotote") formed NASRIN, which operates under the NASRIN banner and is managed on a day-to-day basis by Autotote. Autotote owns 70 percent of NASRIN and CDIC owns 30 percent. Currently, neither NASRIN nor Equisource are material investments for us.

        CDIC also holds our minority investment in Kentucky Downs, LLC ("Kentucky Downs"), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet as well as year-round simulcasting. Turfway Park - a Florence, Kentucky, racetrack - also holds a minority interest in Kentucky Downs and manages its day-to-day operations. In March 1999, Keeneland Association, Inc. ("Keeneland"), a Lexington, Kentucky, racetrack; Dreamport, Inc., a wholly owned subsidiary of GTECH Corporation; and Dusty Corporation, a wholly owned subsidiary of Harrah's Entertainment, Inc., through a jointly owned company, acquired all of Turfway Park's racetrack-related assets. It is not believed that this transaction will have a material effect on the management of Kentucky Downs. Our investment in Kentucky Downs is not material to the Company's operations at this time.

        On January 11, 1999, we completed the purchase of a majority ownership interest in Charlson Industries, Inc., a privately held company that provides simulcast graphic software and video services to racetracks and simulcast wagering facilities. Under the purchase agreement, the two parties formed Charlson Broadcast Technologies, LLC ("CBT"). We control a 60% interest in the new venture. The cost of the transaction - including the purchase price, capital commitments and contingent payments - totaled $4.9 million. CBT now owns all the assets formerly owned by Charlson Industries. The new venture is expected to be strategically significant to our development of a comprehensive simulcast product

        The Company was organized as a Kentucky corporation in 1928. Its principal executive offices are located at Churchill Downs, 700 Central Avenue, Louisville, Kentucky 40208.

        B.     LIVE RACING OPERATIONS

        We conduct live horse racing at Churchill Downs, Ellis Park and Hoosier Park during each track's respective meets. Live racing produces revenues through pari-mutuel wagering, admissions and seating, concession commissions (primarily the sales of food and beverage items), sponsorship revenues, and license, rights and broadcast fees.

        The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. Churchill Downs has also hosted the Breeders' Cup Championship a record four times, in 1988, 1991, 1994 and 1998. The Breeders' Cup races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the Breeders' Cup races each year. Hosting the Breeders' Cup event has a positive impact on marketing, publicity and financial results.

        Churchill Downs

        Churchill Downs annually conducts two live Thoroughbred race meets, a Spring Meet (late April through late June) and a Fall Meet (late October through late November).

        We own the Churchill Downs racetrack site and improvements located at or adjacent to 700 Central Avenue, Louisville, Kentucky (the "Churchill facility"). The Churchill facility consists of approximately 157 acres of land with a one-mile oval dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The physical plant includes clubhouse and grandstand seating for approximately 48,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Paddock Pavilion, a state-of-the-art simulcast-wagering facility designed to accommodate 450 patrons, opened in May 1997. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and our office facilities. The backside stable area has sprinkled barns sufficient to accommodate approximately 1,400 horses, and other facilities for backstretch personnel. In September 1998, our board of directors approved the construction of a 114-room brick dormitory for backstretch personnel. This $2.4 million project is expected to be completed during the track's 1999 Spring Meet.

        We have made numerous capital improvements to the Churchill facility during the past 10 years in order to better serve our horsemen and patrons. The dirt and turf tracks provide excellent venues for live Thoroughbred racing. We provide additional stabling facilities and a training track at the Louisville Sports Spectrum, where a portion of the property is used as a Thoroughbred stabling and training annex. We converted a former Standardbred track into a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds. The existing barns on the property were demolished, and we constructed new sprinkled barns sufficient to accommodate approximately 500 horses, providing a year-round base of operation for many horsemen and enabling us to attract new horsemen who desire to race at Churchill Downs.

        Our physical plant at the Churchill facility is fully utilized only on those days when live racing is conducted.

        Ellis Park Race Course

        Ellis Park conducts Thoroughbred racing from late June or early July through Labor Day.

        We own the Ellis Park racetrack and improvements located at or adjacent to 3300 U.S. Highway 41 North in Henderson, Kentucky ("Ellis Park facility"). The Ellis Park facility consists of 230 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf course, permanent grandstands and a stabling area for 1,290 horses. The physical plant includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

        Hoosier Park

        Hoosier Park conducts live Standardbred racing (mid-April to late August), live Thoroughbred racing (mid-September to late November) and live Quarter Horse racing (late October).

        Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis. Hoosier Park leases the land under a long-term lease with the city of Anderson and owns all of the improvements on the site located at 4500 Dan Patch Circle in Anderson, Indiana. The racetrack facility consists of approximately 110 acres of leased land with a seven-eighths (7/8) mile oval dirt track, permanent grandstands, and stabling area. The physical plant includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to a full-service restaurant. The site also has a saddling paddock, parking areas for the public, and office facilities. The stable area has barns sufficient to accommodate 780 horses, and other facilities for backstretch personnel.

        Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership formed in 1994. We currently own a 77% interest in HPLP through Anderson Park, Inc. ("Anderson"), a wholly owned subsidiary of CDMC. The remaining 23% of HPLP is held by unrelated third parties, Pegasus Group, Inc. ("Pegasus"), and Conseco HPLP, LLC ("Conseco"). Conseco and Pegasus are limited partners of HPLP, and Anderson continues to be the sole general partner of HPLP. HPLP has entered into a management agreement with CDMC under which CDMC has operational control of the day-to-day affairs of Hoosier Park and its related simulcast operations. Through CDMC, we have loaned to HPLP $23.2 million, which includes accrued interest, for the development of the racetrack and related simulcast wagering facilities. CDMC is committed to loan an additional $2.6 million to HPLP, but we do not anticipate any additional investment. The loan bears interest of prime plus 2% (9.75% at December 31, 1998).

        Licensing

        Kentucky's racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the Kentucky Racing
        Commission ("KRC"), which consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting (discussed below) are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. The KRC has awarded Churchill Downs a total of 71 live racing dates in 1999 and Ellis Park a total of 61 days.

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct pari- mutuel wagering on live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. The IHRC has awarded Hoosier Park a total of 168 live racing dates in 1999.

        A substantial change in the allocation of live racing days at Churchill Downs, Ellis Park or Hoosier Park could adversely impact our operations and earnings in future years.

        Service Marks

        We hold federal service mark registrations on the names "Kentucky Derby," "Churchill Downs," "Churchill Downs Sports Spectrum," "Kentucky Oaks," "Churchill Charlie" and the Twin Spires design in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

        C.     SIMULCASTING OPERATIONS

        In the horse racing industry, simulcasting involves sending audio and video signals of live races to off-track facilities, including other racetracks, for the purpose of wagering.

        We generate a significant portion of our revenues by sending our signals to other facilities and receiving signals from other tracks. These revenues are earned through pari-mutuel wagering on signals that we both send and receive.

        During 1998, we sold the Churchill Downs, Ellis Park and Hoosier Park signals as separate products. The Kentucky Derby signal was packaged with that of Churchill Downs. Starting in 1999, we intend to also offer all of the signals we own as one product.

        Ellis Park and Hoosier Park act as year-round simulcast facilities, while Churchill Downs receives signals only during its race meets. The Louisville Sports Spectrum conducts simulcast wagering when Churchill Downs is not operating a live race meet with the exception of Kentucky Derby Day and the immediately following Sunday. The Indiana Sports Spectrums and the Kentucky Off-Track Betting facilities (discussed below) conduct simulcast wagering year-round.

Louisville Sports Spectrum

        We own the real property and improvements known as the Louisville Sports Spectrum, located at 4520 Poplar Level Road in Louisville, Kentucky. Formerly a Standardbred racetrack, this property was acquired by us in 1992 and converted into a simulcast wagering facility and Thoroughbred training annex. The 100,000-square-foot Louisville Sports Spectrum is located on approximately 88 acres of land, about seven miles from Churchill Downs.

        The Louisville Sports Spectrum provides state-of-the art audio/visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races in Kentucky and throughout the United States. Seven separate areas were created within the structure to accommodate the needs of a variety of patrons, from the seasoned handicapper to the novice player. As mentioned above, the Louisville Sports Spectrum also provides a stabling and training annex for Churchill Downs.

Indiana Sports Spectrums

        Hoosier Park owns and operates three simulcast-wagering facilities in Indiana, which are branded with the Churchill Downs Sports Spectrum name. These simulcast wagering facilities provide a statewide distribution system for Hoosier Park's racing signal and additional simulcast markets for our products. The Sports Spectrum at Merrillville, located about 30 miles southeast of Chicago, consists of approximately 27,300 square feet of space. The Sports Spectrum at Fort Wayne consists of approximately 15,750 square feet of space. Hoosier Park also leases space in the Claypool Courts Building in downtown Indianapolis where it operates the Sports Spectrum at Indianapolis. In October 1998, the IHRC approved the expansion of this facility from approximately 17,500 square feet to 24,800 square feet. This project, completed in February 1999, increased capacity by 180 patrons to 630.

        Hoosier Park is continuing to evaluate sites for the location of a fourth Sports Spectrum facility. The State of Indiana has enacted legislation that requires a county fiscal body to adopt an ordinance permitting simulcast wagering facilities before such a facility can be located in that county. The county fiscal body may require in the ordinance that the voters of the county must approve the operation of a simulcast-wagering facility in that county. This legislation may affect Hoosier Park's ability to locate its fourth facility in certain counties.

Kentucky Off-Track Betting, Inc.

        In 1992,  the Company and three other Kentucky  Thoroughbred  racetracks formed  Kentucky  Off-Track  Betting,  Inc.  ("KOTB"),  of  which  we  are a 50%
shareholder. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These simulcast wagering facilities may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each simulcast wagering facility must first be approved by the KRC. Once approved, the simulcast wagering facility may then be established unless the local government where the facility is to be located votes to disapprove its establishment. KOTB currently owns or leases and operates simulcast wagering facilities in Corbin, Maysville, Jamestown, and Pineville, Kentucky.

        Simulcast wagering facilities developed by KOTB provide additional markets for the intrastate simulcasting of Churchill Downs' and Ellis Park's live races and interstate simulcasting on out-of-state signals. KOTB did not contribute significantly to our operations in 1998 and is not anticipated to have a substantial impact on operations in the future.

In-Home Wagering

        Churchill Downs, in conjunction with ODS Entertainment ("ODS") and InterMedia, continues to operate its in-home interactive television wagering system, the first such system in the country. Testing began in July 1995 and has expanded to approximately 1,250 homes in Jefferson County, Kentucky. In-home patrons can wager on Churchill Downs' live racing, as well as intrastate and interstate race signals. We believe development of such in-home technology can be used as an efficient delivery system that could increase revenues and attract new segments of the market to our racetracks.

        The second phase of our relationship with ODS will be the launching of the Television Games Network ("TVG"), which is projected to begin in the fourth quarter of 1999. This new network is anticipated to eventually offer 24-hour-a-day programming throughout the United States that will be primarily devoted to developing new fans for racing. Once completed, this would include interactive wagering from home.

        D.     OTHER SOURCES OF REVENUE

           In addition to revenues from live racing and simulcasting, we generate revenues from additional sources.

Riverboat Admissions Tax

        To compensate for the adverse impact of riverboat competition, the horse industry in Indiana presently receives $0.65 per $3 admission to riverboats in the state. The horse industry is required to allocate 70% of any revenue received from the subsidy directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is received by Hoosier Park as the only horse racetrack currently operating in Indiana.

Kentucky Horse Center

        We own the real property and improvements known as the Kentucky Horse Center, located at 3380 Paris Pike in Lexington, Kentucky ("KHC"). The KHC is a Thoroughbred training and boarding facility that we acquired with Ellis Park in April 1998. The facility, which sits on 245 acres of land, offers a one-mile dirt track, a five-eighths (5/8) mile training track and stabling for 1,000 horses. Additionally, the KHC has facilities for meetings and larger special events, including a 920-seat auditorium known as the Pavilion. Escorted tours of the KHC's training facilities are offered to the public. KHC's revenues are not material to our operations at this time.

        E.     OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

        North American bloodstock sales climbed again in 1998, continuing a trend that began in 1997 when the market rebounded dramatically from its decade long slump. According to The Blood-Horse magazine, expenditures for Thoroughbred weanlings, yearlings, 2 year olds and broodmares totaled $816.9 million in 1998 compared to $693 million in 1997, which was the previous record. Beginning in 1995, the number of Thoroughbred foals born each year had also begun to show an increase. These recent increases in bloodstock prices and number of foals are indicators of a resurgence of the Thoroughbred breeding industry, reversing a trend of declines experienced from 1986 to 1995. These recent increases ultimately resulted in an increase in the number of Thoroughbreds available to run in races, which enables racetracks to increase the number of horses participating in live racing.

        Churchill Downs, Ellis Park and Hoosier Park were able to effectively compete for horses and experienced a high quality of racing in 1998. Churchill Downs offered record average daily purses that ranked among the highest in the nation. We believe these purses attracted many of the country's top horses and trainers. During Churchill Downs' live race meets, average daily purses reached $436,833. Purse increases at Hoosier Park in 1998 strengthened both its Thoroughbred and Standardbred racing programs and created greater demand from horsemen to race at the Indiana track. Average daily purses of $197,738 resulted in competitive race fields for Hoosier Park's Thoroughbred meet, while average daily purses of $141,535 during its Standardbred meet ranked Hoosier Park behind only The Meadowlands in New Jersey in terms of purse levels. This trend was also evident at Ellis Park, where 1998 average daily purses reached $170,916, compared to $163,546 in 1997. Based on the competitiveness of its racing products in Kentucky and Indiana, we believe we are well positioned to grow our share of the interstate simulcast market.

        We generally do not directly compete with other racetracks or simulcast facilities for patrons due to geographic separation of such facilities. However, we compete with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting (For a further discussion of the Company's competitive environment, see "Management Discussion and Analysis of Financial Condition and Results of Operations").

        We have successfully grown our live racing product and positioned ourself to compete by strengthening our flagship operations, increasing our share of the interstate simulcast market, and geographically expanding our racing operations. We also continue to pursue legislation to allow video lottery terminals at our racetrack facilities in Kentucky as a means to attract new patrons and generate additional revenue for purses and capital investment.

        F.     ENVIRONMENTAL MATTERS

        On January 22, 1992, we acquired certain assets of Louisville Downs, Incorporated for $5,000,000 including the site of the Louisville Sports Spectrum. In conjunction with this purchase, we withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back had been utilized as of December 31, 1997 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the State of Kentucky of $995,000 for remediation costs and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $985,000 remains in the account. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

        In January 1995, Hoosier Park opened the Churchill Downs Sports Spectrum in Merrillville, Indiana. The 27,300 square foot facility is designed exclusively for the simulcast of horse races and the conducting of pari-mutuel wagering. The Merrillville, Indiana, facility is also subject to contamination related to prior business operations adjacent to the property. In conjunction with the purchase, Hoosier Park withheld $50,000 from the amount due to the seller to offset costs related to remediation of the contamination. The contamination on the property is being remediated under the State of Indiana's voluntary remediation program. The State of Indiana approved the remediation plan in May of 1995. The cost of remediation is not expected to exceed $50,000. In addition to the hold back, Hoosier Park has obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

        It is not anticipated that we will have any material liability as a result of compliance with environmental laws with respect to any of our property. Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

        G.     EMPLOYEES

        We employ approximately 500 full-time employees. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when we employ as many as 2,600 persons. During 1998, average employment per pay period was approximately 1,000 individuals.

ITEM 2.        PROPERTIES

        Information concerning property owned by the us required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

        Upon the closing of our proposed $250 million line of credit, our real and personal property (but not including the property of Hoosier Park, KOTB or Charlson) will be encumbered by liens securing our $250 million credit facility. The shares of stock certain of our subsidiaries will also be pledged to secure this facility.

        The Kentucky Derby Museum is operated on property adjacent to Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.        LEGAL PROCEEDINGS

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

        Our common stock is traded in the over-the-counter market. As of March 29, 1993, our common stock was listed on the National Association of Securities Dealers, Inc.'s Small Cap Market automated quotation system ("NASDAQ"). As of March 24, 1999, there were approximately 3,100 stockholders of record.

        The following table sets forth the high and low bid quotations (as reported by NASDAQ) and dividend payment information for our common stock during its last two years:


                      1998 - By Quarter                 1997 - By Quarter
                     -----------------                  -----------------

               1st     2nd     3rd     4th       1st     2nd     3rd     4th
               ---     ---     ---     ---       ---     ---     ---     ---

High Bid      $25.31  $43.25  $41.44  $36.44    $18.50  $19.00  $21.00  $23.38
Low Bid       $19.31  $24.00  $27.63  $27.25    $16.00  $16.50  $16.25  $20.75

Dividend per share:
Annual                     $.50                              $.25
Special                       -                              $.25

        Stock quotations and dividend per share amounts reflect retroactive adjustments for the 2- for-1 stock split with a record date of March 30, 1998.

        Quotations  reflect   inter-dealer   prices,   without  retail  mark-up,
mark-down or commissions, and may not necessarily reflect actual transactions.

        We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6.        CONSOLIDATED SELECTED FINANCIAL DATA


                                                 Years ended December 31,
                                1998         1997            1996           1995          1994
                                ----         ----            ----           ----          ----

Operations:
Net revenues                $147,300,299  $118,907,367   $107,858,818    $92,434,216    $66,419,460

Operating income             $17,143,410   $14,405,288    $12,314,897    $10,305,210     $9,861,086

Net earnings                 $10,518,548    $9,148,560     $8,071,526     $6,203,135     $6,166,353

Basic net earnings per share       $1.41         $1.25          $1.08           $.82           $.82
Diluted net earnings per share     $1.40         $1.25          $1.08           $.82           $.82

Dividend paid per share
     Annual                         $.50          $.25           $.25           $.25           $.25
     Special                           -          $.25           $.08              -              -


Balance Sheet Data At Period End:

Total assets                $114,650,775   $85,848,808    $80,728,966    $77,486,482    $70,175,840

Working capital
(deficiency)                $(7,791,319)   $(8,032,492)  $(10,789,190)  $(10,433,929)  $(10,131,254)

Long-term debt               $13,664,839    $2,712,969     $2,952,607     $6,421,176     $8,683,314
Other Data:

Stockholders' equity         $65,230,988   $53,392,497    $47,780,880    $46,653,157    $42,003,147

Stockholders' equity
  per share                        $8.67         $7.30          $6.54          $6.17          $5.55

Additions to racing
  plant and equipment,
   exclusive of business
   acquisitions               $3,524,032    $4,568,494     $2,570,795     $8,589,535    $23,310,204


Earnings, dividend and stockholders' equity per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This discussion and analysis includes forecasts of future results of operations which are considered "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Our actual results could differ materially from these forecasts, and there can be no assurance that these forecasts of future results will be achieved. Important factors that could cause actual results to differ materially from the presently estimated results include: our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing, our continued ability to grow our share of the interstate simulcast market, a substantial change in allocation of live racing days, the impact of competition from alternative gaming (including riverboat and cruise ship casinos and lotteries) and other sports and entertainment options in those markets in which we operate, a decrease in riverboat admissions revenue from our Indiana operations, Year 2000 computer issues and our success in pursuit of our strategic initiatives designed to attract new patrons and generate additional revenues.

Overview

        We conduct pari-mutuel wagering on live Thoroughbred and Standardbred horse racing and simulcast audio and video feeds of races. Additionally, we offer racing services through our other interests.

        We own and operate Churchill Downs racetrack in Louisville, Kentucky ("Churchill facility"), which has conducted Thoroughbred racing continuously since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Ellis Park Race Course, a Thoroughbred racetrack, in Henderson, Kentucky ("Ellis Park"), and the Kentucky Horse Center, a Thoroughbred training center, in Lexington, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at our four simulcast wagering facilities in Louisville, Kentucky, and in Merrillville, Fort Wayne and Indianapolis, Indiana, as well as at our three racetracks.

         Because of the seasonal nature of our business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second quarter of each year during

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which the Kentucky Derby and the Kentucky Oaks are run. The Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

        Our primary sources of income are commissions and fees earned from pari-mutuel wagering on live and simulcast horse races. Other sources of income include admissions and seating, riverboat admission tax subsidy, concession commissions (primarily for the sale of food and beverages), sponsorship revenues, and license, rights and broadcast fees.

        Churchill Downs and Ellis Park, which we acquired during the second quarter of 1998, as well as Kentucky's other racetracks are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"). The KRC consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the awarding of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Churchill Downs conducted live racing from April 25 through June 28, 1998, and from November 1 through November 28, 1998, for a total of 71 racing days compared to 77 racing days in 1997. Ellis Park conducted live racing from June 29 through September 7, 1998, for a total of 61 racing days compared to 55 days in 1997, which was prior to our acquisition of Ellis Park .

        We received approval from the KRC to conduct live racing at Churchill Downs from April 24 through June 27, 1999 ("Spring Meet") and from October 31 through November 27, 1999 ("Fall Meet") for a total of 71 days. Ellis Park has been granted a total of 61 live racing days running from June 28 through September 6, 1999. The total number of days on which Churchill Downs and Ellis Park conduct live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs or Ellis Park could adversely impact our operations and earnings in future years.

        Churchill Downs hosted Breeders' Cup Day on November 7, 1998. Breeders' Cup Day is sponsored by Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup Day races are held annually, featuring $13 million in purses, for the purpose of determining Thoroughbred champions in eight different

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

events. Racetracks across the United States compete for the privilege of hosting the Breeders' Cup Day races each year, and the 1998 Breeders' Cup was our fourth time hosting this event, the most of any racetrack. Although most of the income earned from this event was allocated to Breeder's Cup Limited, hosting the 1998 event had a positive impact on our 1998 results.

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. Quarter Horse races are conducted during some Thoroughbred race days. Hoosier Park conducted live racing from April 17, 1998 through November 28, 1998, for a total of 153 racing days, including 95 days of Standardbred racing and 58 days of Thoroughbred racing (which also includes Quarter Horse races). Hoosier Park received a license to conduct live racing in 1999 for a total of 168 racing days, including 103 days of Standardbred racing and 65 days of Thoroughbred racing. A substantial change in the allocation of live racing days at Hoosier Park could adversely impact our operations and earnings in future years.

        We employ approximately 500 full-time employees. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year, with peak employment occurring Kentucky Derby week when we employ as many as 2,600 persons. Through December 31, 1998, average full-time and seasonal employment per pay period was approximately 1,000 individuals.

        We generally do not directly compete with other racetracks or simulcast wagering facilities for patrons due to geographic separation of such facilities. However, we compete with other sports, entertainment and gaming options, including riverboat casinos and lotteries, for patrons for both live racing and simulcasting. We attempt to attract patrons by providing the highest quality racing products in attractive entertainment facilities with fairly priced, appealing concession services. Churchill Downs is the premier racetrack in Kentucky for both live racing and simulcasting, based upon total handle and attendance, and Hoosier Park is the only facility in Indiana providing pari-mutuel wagering on live racing.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently five riverboat casinos operating on the Ohio River along Kentucky's border -- including two in the southeastern Indiana cities of Lawrenceburg and Rising Sun, one in southwestern Indiana in Evansville and one at Metropolis, Illinois. The fifth riverboat casino, licensed to RDI/Caesars World, opened in November 1998 in Harrison County, Indiana, 10 miles from Louisville. Admission and handle figures at the Churchill Downs racetrack during the RDI/Caesars World's opening week in November 1998, were not significantly different from the same period in 1997. However, during December 1998, when the RDI/Caesars riverboat casino and the Louisville Sports Spectrum ("Sports Spectrum") were concurrently open, admission and handle numbers at the Sports Spectrum decreased from those numbers for the same period in 1997. At this time, we cannot determine the extent to which the decrease was due to the new riverboat casino in the Louisville market. Other factors, such as inclement weather, may also have had an impact.

        The Indiana Gaming Commission voted in September 1998 to grant a license to open a sixth Indiana riverboat along the Ohio River in Switzerland County, about 70 miles from Louisville. The license holder, Hollywood Park-Boomtown, Inc., plans to build a riverboat casino, hotel and resort complex near Vevay, Indiana. Hollywood Park estimates the resort will open as early as the third quarter of 2000.

        The full impact of riverboat casinos on Kentucky racing cannot be accurately determined until all riverboats are open and the markets are fully matured. Studies project that Churchill Downs could experience a material adverse impact on its wagering and attendance in the Louisville market when the RDI/Caesars World riverboat is open to full capacity and has established itself in the market. These same studies projected similar declines in western and northern Kentucky, but recent experience at Ellis Park and Turfway Park indicates the impact may not be as severe as these studies projected.

        In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near our Sports Spectrum in Merrillville, Indiana. Our pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Additionally, the Pokagon Band of the Potawatomi Indian Tribe has expressed an interest in establishing land-based casinos in northeastern Indiana and southwestern Michigan although Indiana Governor Frank O'Bannon has publicly expressed his opposition at this time to any further expansion of casino gaming in Indiana. We continue to anticipate that development of any such Indian casino will negatively impact pari-mutuel wagering activities at Hoosier Park's Indiana facilities. However, the extent of the impact is unknown at this time due, in part, to the uncertain geographic distances between Hoosier Park's operations and the potential casino sites.

         The integration of alternative gaming products at our racetrack facilities is one of our four core business strategies developed to position us to compete in this changing environment. Implementing these strategies, we have successfully grown our live racing product by strengthening our flagship operations, increasing our share of the interstate simulcast market, and geographically expanding our racing operations in Kentucky and into Indiana. Alternative gaming in the form of video lottery terminals and slot machines should enable us to more effectively compete with Indiana riverboat casinos and provide new revenue for purse money and capital investment. We continue to pursue legislation to allow video lottery terminals at our racetrack facilities in Kentucky. Currently, we are working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

        The horse industry in Indiana presently receives $.65 per $3 admission to Indiana riverboats to compensate for the effect of riverboat competition. The horse industry is required to allocate 70% of such revenue directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is received by Hoosier Park as the only horse racetrack currently operating in Indiana. Riverboat admissions revenue from our Indiana operations increased $5.1 million for the year ended December 31, 1998 compared to 1997, as a result of the opening of additional riverboats. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $3.2 million, is $1.8 million.

        Legislation which seeks to cap Hoosier Park's share of the $.65 subsidy was introduced in the 1999 session of the Indiana General Assembly. A significant change in Hoosier Park's share of the subsidy would impact funding

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for operating expenditures, potentially reducing the number of race dates at Hoosier Park and, in all likelihood, re-emphasize the need for the integration of alternative gaming products at the Hoosier Park racetrack in order for it to effectively compete with riverboat casinos.

        We have partnered with ODS Technologies L.P. (ODS) in the development and operation of an in-home interactive wagering system in Jefferson County, Kentucky, since 1995. The second phase of our relationship with ODS is the launching of the Television Games Network (TVG), originally projected for the fourth quarter of 1998. In June 1998, an arbitration panel approved United Video Satellite Group, Inc.'s proposal to acquire all of the assets of ODS. United Video, which previously owned approximately 10% of ODS, has bought out the majority partners and assumed control over agreements between ODS and 12 racetracks, including Churchill Downs. At this time, we cannot assess any impact of this development on our in- home wagering operations.

RESULTS OF OPERATIONS

Wagering   information, or  handle, and attendance  for our  three  live  racing facilities and four separate simulcast wagering facilities during the years ended December 31, 1998 and 1997 are as follows:


                              ($ in thousands, except for number of days)
                         Churchill Downs     Hoosier Park        Ellis Park*
Live Racing
     1998 handle                $128,250           $16,092            $20,944
     1998 no.of days                  70               153                 61
     1997 handle                $132,290           $16,937            $17,215
     1997 no. of days                 77               142                 55
Simulcast sending
     1998 handle                $421,200           $62,720           $116,735
     1998 no. of days                 70               153                 61
     1997 handle                $424,194           $39,772            $87,799
     1997 no. of days                 77               142                 55
Simulcast receiving
     1998 handle                $138,443          $133,770            $38,065
     1998 no. of days                232             1,219                288
     1997 handle                $132,431          $130,020            $35,954
     1997 no. of days                212             1,215                294

* Handle information for Ellis Park is provided for years ended December 31, 1998 and 1997. However, only revenues generated since its acquisition on April 21, 1998 have been included in the Company's results of operations.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Profit and Loss for Year Ended December 31, 1998 to 1997

Net Revenues

Net revenues increased $28.4 million (24%) from $118.9 million in 1997 to $147.3 million in 1998. Churchill Downs revenues increased $3.5 million (5%) due primarily to increases in simulcast revenues and license, rights, broadcast revenues and increased corporate sponsorship of the Kentucky Derby. Hoosier Park revenues increased $6.2 million (15%) primarily due to increased
simulcasting   revenues  and  a  $5.1 million  increase  in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Ellis Park contributed $17.4 million to 1998 net revenues since its acquisition in the second quarter. Other operations, including the Kentucky Horse Center which was also acquired in the second quarter, comprised the remaining $1.3 million of the increase.

Operating Expenses

Operating expenses increased $23.7 million (25%) from $95.4 million in 1997 to $119.1 million in 1998. Churchill Downs operating expenses increased $1.9 million (3%) due primarily to increased marketing, simulcast, totalisator and video expenses. Hoosier Park operating expenses increased $5.0 million (14%) due primarily to required increases in purses and marketing expenses of $2.8 million and $0.8 million, respectively, related to the riverboat admissions subsidy. Ellis Park increased 1998 operating expenses by $15.4 million since its acquisition. Other operations, including the Kentucky Horse Center, accounted for the remaining $1.4 million of the increase in operating expenses.

Gross Profit

Gross profit increased $4.7 million (20%) from $23.5 million in 1997 to $28.2 million in 1998. Churchill Downs and Hoosier Park gross profit increased $1.5 million (9%) and $1.2 million (25%), respectively, for the reasons described above. The Ellis Park acquisition contributed $2.0 million to 1998 gross profit. The slight decrease in the gross profit percentage from 19.7% in 1997 to 19.2% in 1998 was due mainly to a lower gross profit percentage at Ellis Park due to purse increases implemented to improve the quality of racing at the track.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $2.0 million (22%) from $9.1 million in 1997 to $11.1 million in 1998. SG&A expenses at Churchill Downs increased $1.3 million (19%) due primarily to increased corporate staffing, compensation and business development expenses. Hoosier Park SG&A expenses decreased by $0.2 million (9%) due primarily to declines in professional fees and wages. The acquisition of Ellis Park contributed $0.6 million to the increase in 1998 SG&A expenses. Other operations accounted for the remaining $0.3 million of the increase. SG&A expenses as a percentage of net revenues decreased slightly from 7.6% in 1997 to 7.5% in 1998.

Other Income and Expense

Interest expense increased $0.6 million from $0.3 million in 1997 to $0.9 million in 1998 as a result of borrowings to finance our second quarter acquisition of Ellis Park and the Kentucky Horse Center.

Income Tax Provision

Our income tax provision increased by $1.0 million from $5.8 million in 1997 to $6.8 million in 1998 primarily as the result of an increase in pre-tax earnings of $2.3 million. The effective income tax rate increased slightly from 38.9% in 1997 to 39.1% in 1998 due primarily to non-deductible amortization expense related to the acquisition of Ellis Park and the Kentucky Horse Center and increases in other permanent differences, partially offset by the reversal of the valuation allowance on certain state income tax net operatin loss carryforwards.

Comparison of Profit and Loss for Year Ended December 31, 1997 to 1996

Revenues

Net revenues increased $11.0 million (10%)from $107.9 million in 1996 to $118.9 million in 1997. Churchill Downs revenues increased $2.8 million (4%) due primarily to increases in simulcast revenues that were generated as a result of the new Paddock Pavilion simulcast wagering facility used during live racing. Hoosier Park revenues increased $8.2 million (25%) primarily due to increased simulcasting revenues and a $7.9 million increase in the riverboat

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses.

Operating Expenses

Operating expenses increased $8.5 million (10%) from $86.9 million in 1996 to $95.4 million in 1997. Churchill Downs operating expenses increased $3.2 million (6%) due mainly to increased purses and wages and also increased marketing, simulcast and video expenses. Hoosier Park operating expenses increased $5.3 million (18%) due primarily to increases in purses and marketing expenses of $3.9 million and $1.0 million, respectively, related to the riverboat admissions subsidy.

Gross Profit

Gross profit increased $2.5 million (12%) from $21.0 million in 1996 to $23.5 million in 1997. Churchill Downs gross profit decreased $0.4 million (2%) and Hoosier Park gross profit increased $2.9 million (86%) for the reasons described above. The gross profit percentage increased slightly from 19.5% in 1996 to 19.7% in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $0.4 million (5%) from $8.7 million in 1996 to $9.1 million in 1997. SG&A expenses at Churchill Downs increased $0.4 million (11%) due primarily to increased corporate staffing, compensation and business development expenses. Hoosier Park SG&A expenses decreased by $0.2 million (8%) while SG&A expenses at other operations were up by $0.2 million.

Other Income and Expense

Interest income increased $0.2 million from $0.4 million in 1996 to $0.6 million in 1998 as a result of the additional earnings generated by our short-term cash investments (cash equivalents). Miscellaneous income decreased $0.4 million from $0.7 million in 1996 to $0.3 million in 1998 as the result of the gain recognized on Conseco's acquisition of 10% of Hoosier Park in 1996.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Provision

Our income tax provision increased by $0.9 million from $4.9 million in 1996 to $5.8 million in 1997 primarily as the result of an increase in pre-tax earnings of $1.9 million. The effective income tax rate increased from 38.1% in 1996 to 38.9% in 1997 due primarily to increases in permanent differences.

Significant Changes in the Balance Sheet December 31, 1998 to December 31, 1997

The cash and cash equivalent balances at December 31, 1998 of $6.4 million were $2.9 million lower than December 31, 1997, primarily due to aggregate payments on our line of credit which were partially used to fund the Ellis acquisition.

Accounts receivable balances grew by $4.9 million in 1998 due to the increase of $1.5 million in the Indiana riverboat admissions receivable, an increase of $1.1 million in receivables relating to advanced billing for the Kentucky Derby, a $1.0 million increase in simulcast and other operating receivables relating to Churchill Downs' Fall race meet and an increase of $0.9 million in the receivable from the Commonwealth of Kentucky relating to purse expense reimbursements. Additionally, Ellis Park and the Kentucky Horse Center accounted for $0.3 million of the overall increase.

Intangible assets increased $6.5 million as a result of the acquisition of Ellis Park and the Kentucky Horse Center.

Plant and equipment increased $25.0 million during 1998, primarily due to the acquisition of Ellis Park and the Kentucky Horse Center ($22.0 million). Routine capital spending at our operating units made up the remainder of the increase. Accumulated depreciation increased $5.5 million for current year depreciation expense.

We borrowed on our bank line of credit during 1998 primarily for the Ellis acquisition during the second quarter. Additional borrowings on the line of credit during the third and fourth quarters were made to fund operating expenses.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deferred income tax liabilities increased to $6.9 million in 1998, an increase of $4.6 million from 1997 balances, primarily as a result of the acquisition of Ellis Park and the Kentucky Horse Center.

Significant Changes in the Balance Sheet December 31, 1997 to December 31, 1996

The cash and cash equivalent balances at December 31, 1997 of $9.3 million were $1.1 million higher than December 31, 1996, based primarily upon our increased earnings.

Accounts receivable at December 31, 1997, increased by $2 million due primarily to the increase in the Indiana riverboat admissions tax receivable resulting from the additional Indiana riverboats being open for a longer period of time in 1997 versus 1996.

Other assets at December 31, 1997, increased by $2.3 million due primarily to our investment in Kentucky Downs, LLC.

The cost of plant and equipment increased by $4.5 million due to the construction of a new on-site simulcast facility at Churchill Downs as well as other routine capital spending. This was offset by approximately $4.2 million in depreciation expense.

Income taxes payable decreased by $2.3 million in 1997 due primarily to the timing of estimated tax payments made throughout the year.

Liquidity and Capital Resources

         Working capital as of December 31, 1998, 1997 and 1996 follows:

                                   1998             1997              1996
                                   ----             ----              ----
Deficiency in working capital  $(7,791,319)     $(8,032,492)     $(10,789,190)
                                .71 to 1          .68 to 1          .45 to 1

The working capital deficiency results from the nature and seasonality of our business. Cash flows provided by operations were $10.8, $10.5 and $15.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The net increase of $.3 million in 1998 resulted from a $1.4 million increase in net earnings and $1.2 million increase in depreciation and amortization coupled with the timing of accounts receivable, accounts payable, income taxes payable and deferred revenue balances. Management believes cash flows from operations and available

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowings during 1999 will be sufficient to fund our cash requirements for the year, including capital improvements and any acquisitions.

Cash flows used in investing activities were $20.8, $6.9 and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The $20.8 million in 1998 is primarily comprised of the cash portion of our purchase of Ellis Park and the Kentucky Horse Center during the second quarter of 1998. The $6.9 million in 1997 primarily represents the acquisition of 24% of Kentucky Downs during the third quarter of 1997 and additional capital spending for the construction of a new on-site simulcast facility in Kentucky. Routine capital spending accounted for a portion of the cash used in investing for 1998 and 1997. The capital additions for all locations, including construction of a $2.4 million stable area dormitory at the Churchill Downs facility, are expected to approximate $7.3 million for 1999.

Cash flows provided by (used in) financing activities were $7.0, $(2.5) and $(10.2) million for the years ended December 31, 1998, 1997 and 1996, respectively. We borrowed $22 million and repaid $11 million on our line of credit during 1998 primarily to finance the purchase of Ellis Park and the Kentucky Horse Center. Cash dividends of $3.7 million were paid to shareholders in 1998 (declared in 1997) versus $2.4 million paid in 1997 (declared in 1996).

We have a $100 million line of credit, of which $89 million was available at December 31, 1998, to meet working capital and other short-term requirements and to provide funding for acquisitions scheduled to close in 1999. We are arranging a new $250 million line of credit which will replace the $100 million line of credit. We anticipate closing on the new line of credit during the second quarter of 1999.

Impact of the Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If our computer programs with date-sensitive functions are not Year 2000 compliant, they may be unable to distinguish the year 2000 from the year 1900. This could result in system failure or miscalculations leading to a disruption of business operations.

Certain of our mission critical operations are dependent upon computer systems and applications. These systems are either directly owned and controlled by us or are provided under contract by

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

third party technology service providers. To address the Year 2000 issue, we have categorized the Year 2000 Issue into four principal areas.

A) Systems Owned By the Company

The first area is related to systems that are owned by us. These systems include application software and dedicated hardware that administrate our core operations. In addition, there are numerous applications that provide administrative support and management reporting functions. Some of these applications have been developed internally and others have been purchased.

To address Year 2000 compliance across this broad category of systems, we have broken each system down into its most elemental pieces in order to study the hardware including any embedded chip technology/firmware, the operating systems and finally, the applications themselves.

Hardware including any embedded chip technology/firmware that was not Year 2000 compliant has been identified and replaced as part of the routine turnover of technology capital. Hardware remaining to be replaced is scheduled for upgrading during the first half of 1999. By June 1999, all hardware and embedded chip technology/firmware owned by the Company is expected to be Year 2000 compliant.

All operating systems supporting specific applications have been checked by advancing the dates to determine if operating system-level functionality is impacted by the date change. As new operating system upgrades are made available and installed, periodic testing will continue to assure operating system-level functionality is maintained. In addition, we have contacted the developers of the operating systems we use and have received assurances as to their compatibility with the Year 2000 transition.

Application software compliance with the Year 2000 has been certified through a combination of technical consultation with the software developers and testing. Applications developed with internal resources have been written with the Year 2000 compliance in mind using development tools that are Year 2000 compliant. We have received assurances from third parties on Year 2000 compliance for financial reporting, payroll, operations control and reporting and internal communications applications. We require Year 2000 compliance on any software upgrades.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based on the schedule outlined above, we expect to be Year 2000 compliant with our owned systems prior to the year 2000. The system will be tested by advancing dates to include a majority of the Year 2000 critical dates by the fourth quarter of 1999. However, even though our planned modifications to internally owned hardware and software should adequately address Year 2000 issues, there can be no assurance that unforeseen difficulties will not arise.

B) Technology Services Provided to the Company Under Contract By Third Parties

The second area is services provided to us by third parties. Many of these services are mission critical and could materially impact us should the systems upon which the services are dependent be unable to function.

The totalisator services provided by United Tote are the most critical to our operations. Totalisator services include the calculation of amounts wagered and owed to winning ticket holders. United Tote developed a plan to bring all systems provided to us into Year 2000 compliance during 1998. United Tote and the Company initiated this plan during the second quarter of 1998 by undertaking a comprehensive system hardware and software upgrade that is Year 2000 compliant. The systems were successfully installed in three phases with the last phase having been completed in October 1998. All on-track, intertrack wagering and hub operations are Year 2000 compliant. We will continue to work closely with United Tote to assure that future releases and upgrades are Year 2000 compliant by including this provision as a condition of contracting for future services.

The video services provided by an outside vendor are also important to our operations. Video services include the capture, production and distribution of the television signal for distribution to customers located on our premises and to customers located at remote outlets throughout the nation. We are working closely with the vendor to ensure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal for Churchill Downs and Hoosier Park are Year 2000 compliant. The existing software for the graphical enhancements to the television signal is not Year 2000 compliant. We have contacted the developer of the software package directly and have received assurances that an upgrade to the software will be Year 2000 compliant.

We purchased certain data and statistical information from Equibase for resale to the public. This information is an essential element of our product and is included in printed material made

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

available to our customers to assist in their wagering decisions. Equibase has implemented a Year 2000 remediation plan, which is expected to be completed by the second quarter of 1999.

A variety of other smaller and less critical technology service providers are involved with the Company's product. We have received assurance letters from a majority of these suppliers and will continue to work to receive assurances from those remaining.

Because of the nature of our business and its dependence upon key technology services provided by third parties, we require that all new software and technology services are Year 2000 compliant. This requirement extends to include patches, upgrades and fixes to existing technology services.

In the event that any of our third party service providers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with alternate service providers, it could result in a delay in providing our core live racing and simulcasting products to our customers and have a material adverse effect on our business, financial condition and results of operations.

C) Industry-wide Issues

Because a significant portion of our revenues are derived from customers at other racing organizations that are confronted with the same technological issues, including totalisator, video and statistical information services, we have been actively participating in an industry-wide assessment and remedial efforts to address the Year 2000 issue.

D) Feedback Control Systems

A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date-sensitive software/embedded chip technology for correct operation. We have systems that perform each of these functions, and are identifying if any of these systems employ technology that may not be Year 2000 compliant. We will work closely with these manufacturers to develop a remedial plan to assure year 2000 compliance if problems are identified.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To date, we have incurred less than $25,000 in costs to remediate Year 2000 compliance issues. Our management believes that any future costs to remediate Year 2000 compliance issues will not be material to our financial position or results of operations.

We are currently evaluating our most reasonably likely worst-case Year 2000 scenario and are also developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 issues affecting our owned systems as well as issues involving third party service providers. We intend to complete both its evaluation of a worst-case Year 2000 scenario and contingency planning by June 30, 1999.

Subsequent Events

On January 13, 1999, we acquired a 60% interest in Charlson Broadcast Technologies, LLC, ("CBT") for the purchase price of $5.4 million. CBT provides simulcast graphic software video services to racetracks and simulcast wagering facilities throughout the United States. The purchase agreement includes provisions for an additional contingent purchase price to be paid by us to the former owners of the 60% interest based upon the achievement of certin operating targets.

On  January  21, 1999,  we  entered  into an  agreement to  acquire all of the
outstanding   shares  of  Calder  Race Course,  Inc., and Tropical  Park,  Inc.
("Calder"), from KE Acquisition Corp., a private holding company. Terms of the agreement include a purchase price of $86 million subject to certain adjustments. Closing of the acquisition is expected in early April 1999.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

Our major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. We do not enter into derivative financial investments for trading or speculation purposes. As a result, we believe that our market risk exposure is not material to our financial position, liquidity or results of operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1), present fairly, in all material respects, the consolidated financial position of Churchill Downs Incorporated and its subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility  is to  express  an opinion  on these  financial  statements  and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers
PricewaterhouseCoopers LLP

Louisville, Kentucky
February 24, 1999

                          CHURCHILL DOWNS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,
                      ASSETS                             1998           1997          1996
                                                         ----           ----          ----
Current assets:
     Cash and cash equivalents                        $ 6,379,686    $ 9,280,233   $ 8,209,414
     Accounts receivable                               11,968,114      7,086,889     5,218,236
     Other current assets                               1,049,084        540,489       679,221
                                                     ------------   ------------   -----------
          Total current assets                         19,396,884     16,907,611    14,106,871

Other assets                                            3,796,292      3,884,080     1,574,714
Plant and equipment, net                               83,088,204     63,162,767    62,882,189
Intangible assets, net                                  8,369,395      1,894,350     2,165,192
                                                     ------------   ------------   -----------
                                                     $114,650,775    $85,848,808   $80,728,966
                                                     ============   ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $ 6,530,502    $ 5,732,783    $5,403,000
     Accrued expenses                                   8,098,228      7,937,575     8,021,487
     Dividends payable                                  3,762,521      3,658,468     2,375,271
     Income taxes payable                                 257,588        186,642     2,510,508
     Deferred revenue                                   8,412,552      7,344,830     6,511,902
     Long-term debt, current portion                      126,812         79,805        73,893
                                                     ------------   ------------   -----------
          Total current liabilities                    27,188,203     24,940,103    24,896,061

Long-term debt, due after one year                     13,538,027      2,633,164     2,878,714
Outstanding mutuel tickets (payable after one year)       806,573      1,625,846     2,031,500
Deferred compensation                                     949,187        880,098       825,211
Deferred income taxes                                   6,937,797      2,377,100     2,316,600
Stockholders' equity:
     Preferred stock, no par value;
          authorized, 250,000 shares; issued, none             -              -             -
     Common stock, no par value; authorized,
          20,000,000 shares, issued 7,525,041 ,
          shares 1998,  7,316,934 shares, 1997
          and 7,308,524 shares, 1996
                                                        8,926,975      3,614,567     3,493,042
     Retained earnings                                 56,598,957     49,842,930    44,352,838
     Deferred compensation costs                         (229,944)            -             -
     Note receivable for common stock                     (65,000)       (65,000)      (65,000)
                                                     ------------   ------------   -----------
                                                       65,230,988     53,392,497    47,780,880
                                                     ------------   ------------   -----------
                                                     $114,650,775    $85,848,808   $80,728,966
                                                     ============   ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                    Years ended December 31,
                                             1998              1997             1996

Net  revenues                            $147,300,299      $118,907,367     $107,858,818
                                         -------------     ------------     ------------

Operating expenses:
   Purses                                   50,192,973       39,718,374       34,439,143
   Other direct expenses                    68,895,654       55,705,722       52,438,836
                                         -------------     ------------     ------------
                                           119,088,627       95,424,096       86,877,979
                                         -------------     ------------     ------------

     Gross profit                           28,211,672       23,483,271       20,980,839

Selling, general and administrative         11,068,262        9,077,983        8,665,942
                                         -------------     ------------     ------------

     Operating income                       17,143,410       14,405,288       12,314,897
                                         -------------     ------------     ------------

Other income (expense):
          Interest income                      679,782          575,084          390,669
          Interest expense                    (896,067)        (332,117)        (337,438)
          Miscellaneous income                 342,423          325,087          673,398
                                         -------------     ------------     ------------

                                               126,138          568,054          726,629
                                         -------------     ------------     ------------

Earnings before provision for income        17,269,548       14,973,342       13,041,526
taxes

Provision for income taxes                   6,751,000        5,824,782        4,970,000
                                         -------------      -----------     ------------

Net earnings                               $10,518,548       $9,148,560       $8,071,526
                                         =============     ============     ============

Earnings per common share data:
     Basic                                       $1.41            $1.25            $1.08
     Diluted                                     $1.40            $1.25            $1.08

Weighted average shares outstanding:
     Basic                                   7,460,058        7,312,052        7,445,542
     Diluted                                 7,539,482        7,320,670        7,447,706

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Years Ended December 31, 1998, 1997 and 1996
                                                                           Note        Deferred
                                   Common       Stock       Retained     Receivable   Compensation
                                   Shares       Amount      Earnings    Common Stock     Costs        Total
Balances December 31, 1995        7,569,206   $3,504,388   $43,486,460   $ (65,000)    $(272,691)   $46,653,157

Net earnings                                                 8,071,526                                8,071,526

Deferred compensation
  amortization                                                                           272,691        272,691

Issuance of common stock
  at $14.45 per share                 7,818      112,970                                                112,970

Repurchase of common stock         (268,500)    (124,316)   (4,829,877)                              (4,954,193)

Cash dividends, $.33 per share                              (2,375,271)                              (2,375,271)
                                  ---------   ----------   -----------   ---------     ---------    -----------

Balances December 31, 1996        7,308,524    3,493,042    44,352,838     (65,000)           -      47,780,880

Net earnings                                                 9,148,560                                9,148,560

Issuance of common stock
  at $14.45 per share                 8,410      121,525                                                121,525

Cash dividends, $.50 per share                              (3,658,468)                              (3,658,468)
                                  ---------   ----------   -----------   ---------     ---------    -----------

Balances December 31, 1997        7,316,934    3,614,567    49,842,930     (65,000)           -      53,392,497

Net earnings                                                10,518,548                               10,518,548

Deferred compensation                            344,046                               (344,046)            -

Deferred compensation
amortization                                                                             114,102        114,102

Issuance of common stock at
   $24.25 per share in conjunction
   with RCA acquisition             200,000    4,850,000                                              4,850,000

Issuance of common stock
  at $14.60 per share                 8,107      118,362                                                118,362

Cash dividends, $.50 per share                              (3,762,521)                              (3,762,521)
                                  ---------   ----------   -----------   ---------     ---------    -----------

Balances December 31, 1998        7,525,041   $8,926,975   $56,598,957   $ (65,000)    $(229,944)   $65,230,988
                                  =========   ==========   ===========   ==========    ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended December 31,
                                                         1998          1997          1996
Cash flows from operating activities:
     Net earnings                                     $10,518,548    $9,148,560    $8,071,526
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                      5,743,932     4,558,761     4,814,114
     Deferred income taxes                               (121,000)      352,100      (461,000)
     Deferred compensation                                183,191        54,887       226,690
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                          (2,972,985)   (2,053,211)   (2,943,932)
          Other current assets                           (292,994)     (152,868)      232,699
          Accounts payable                             (1,245,550)      329,783    (1,114,508)
          Accrued expenses                               (579,904)      (83,912)    4,710,605
          Income taxes payable (refundable)                70,946    (2,323,866)    1,461,000
          Deferred revenue                                757,889     1,017,486       237,958
          Other assets and liabilities                 (1,245,808)     (377,523)     (109,037)
                                                      ------------   -----------   -----------
             Net cash provided by operating activities 10,816,265    10,470,197    15,126,115
                                                      ------------   -----------   -----------

Cash flows from investing activities:
     Acquisition of business, net of cash
         acquired of $517,151                          (17,232,849)           -            -
     Additions to plant and equipment, net             (3,524,032)   (4,568,494)   (2,570,795)
     Purchase of minority-owned investment                     -     (2,337,500)           -
                                                      -----------    -----------   -----------
          Net cash used in investing activities       (20,756,881)   (6,905,994)   (2,570,795)
                                                      -----------    -----------   -----------

Cash flows from financing activities:
     Decrease in long-term debt, net                     (140,164)     (239,638)   (3,468,569)
     Borrowings on bank line of credit                 22,000,000
     Repayments of bank line of credit                (11,000,000)
     Dividends paid                                    (3,658,468)   (2,375,271)   (1,892,302)
     Common stock issued                                  118,362       121,525       112,970
     Common stock repurchased                                  -             -     (4,954,193)
     Loan origination costs                              (279,661)           -             -
                                                      -----------    -----------   -----------
          Net cash provided by (used in)
              financing activities                      7,040,069    (2,493,384)  (10,202,094)
                                                      -----------    -----------   -----------

Net increase (decrease) in cash and cash equivalents   (2,900,547)    1,070,819     2,353,226
Cash and cash equivalents, beginning of period          9,280,233     8,209,414     5,856,188
                                                      -----------    -----------   -----------
Cash and cash equivalents, end of period               $6,379,686    $9,280,233    $8,209,414
                                                      ===========    ===========   ===========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                           $ 497,307      $151,397      $277,149
     Income taxes                                     $ 7,129,540    $7,914,974    $3,970,000
Schedule of Non-cash Activities:
     Issuance of common stock related to the
          acquisition of RCA                          $ 4,850,000            -            -
     Invoicing for future Kentucky Derby and Oaks       $ 677,733     $ 402,328     $ 586,886
     Plant & equipment additions included in accounts
     payable                                              $95,055            -            -
Compensation expense                                    $ 344,406            -            -

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation and Summary of Significant Accounting Policies:

        Basis of Presentation:

        Churchill Downs Incorporated (the "Company") conducts Spring, Summer and Fall live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky. In Indiana, the Company, through its subsidiary, Hoosier Park L.P. (Hoosier Park), conducts live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. Both its Kentucky and Indiana operations are subject to regulation by the racing commissions of the respective states.

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Ellis Park Race Course (Ellis Park), Churchill Downs Management Company (CDMC), Churchill Downs Investment Company (CDIC), the Kentucky Horse Center and Anderson Park Inc. (Anderson) and its majority-owned subsidiary, Hoosier Park. All significant intercompany balances and transactions have been eliminated.

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

        Plant and Equipment:

        Plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.      Basis of Presentation and Summary of Significant Accounting Policies:
        (cont'd)

        Intangible Assets:

        Amortization of the cost of acquisition in excess of fair value of assets acquired and the Indiana racing license is provided over 40 years using the straight-line method. Organizational costs were amortized using the straight-line method over 24 months to 60 months. Loan origination costs on the Company's line of credit are being amortized under the effective interest method over 36 months, the term of the loan.

        Long-lived Assets:

        In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets' carrying amount to determine if a write-down to market value or discounted cash flow value is required.

        Deferred Revenue:

        Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky.

        Stock-Based Compensation:

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-based Compensation" proforma disclosure of net earnings and earnings per share are presented in Note 10 as if SFAS No. 123 had been applied.

        Reclassification:

        Certain financial statement amounts have been reclassified in the prior years to conform to current year presentation.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      Acquisitions:

        On April 21, 1998, the Company acquired from TVI Corp., ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, including transaction costs. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. The purchase price was paid as 200,000 shares of the Company's common stock valued at $4.9 million with the remainder paid in cash. The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $6.4 being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

        Pursuant to the terms of the purchase agreement between the Company and TVI, if alternative gaming (whether full casino, slot machine or video lottery) is legalized in the Commonwealth of Kentucky by December 31, 2015, TVI will receive royalty payments equal to 50% of annual earnings before interest and taxes of the gaming operations at Ellis Park Race Course and at the Kentucky Horse Center. Should gaming be legalized before December 31, 2006, such royalties will be payable for ten years from the date that such gaming becomes fully operational. The royalty period will be reduced by one year for each year from 2006 through 2015 in which gaming is legalized.

        Following are the unaudited pro forma results of operations as if the April 21, 1998 transaction had occurred on January 1, 1997 (in thousands, except per share and share amounts):

                                           1998                1997
                                           ----                ----
     Net revenues                        $149,272            $137,316
     Net earnings                         $9,404              $8,845
     Earnings per common share:
          Basic                           $1.25                $1.18
          Diluted                         $1.24                $1.18
     Weighted average shares
     outstanding:
          Basic                         7,520,332            7,512,052
          Diluted                       7,599,756            7,520,670

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      Acquisitions: (cont'd)

        This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

        In July 1997, the Company purchased a 24% interest in the Kentucky Downs racecourse in Franklin, Kentucky. The Company's investment of $2.2 million is accounted for under the equity method of accounting.

3.      Plant and Equipment:

        Plant and equipment is comprised of the following:


                                       1998           1997            1996
                                       ----           ----            ----
Land                                $7,631,657     $5,999,036      $5,879,994
Grandstands and buildings           73,376,961     57,579,747      56,154,054
Equipment                            4,979,383      3,416,306       2,936,129
Furniture and fixtures               5,341,119      4,327,797       3,603,276
Tracks and other improvements       37,997,696     33,118,100      31,377,753
Construction in process                249,438        113,210          74,206
                                  ------------   ------------    -------------
                                   129,576,254    104,554,196     100,025,412
Accumulated depreciation           (46,488,050)   (41,391,429)    (37,143,223)
                                  ------------   ------------    -------------
                                   $83,088,204    $63,162,767     $62,882,189
                                  ============   ============    =============

        Depreciation expense was $5,490,450,  $4,287,916, and $4,038,135 for the years ended December 31, 1998, 1997 and 1996.

4. Intangibles assets:

        The Company's intangible assets are comprised of the following:

                                                 1998           1997            1996
                                                 ----           ----            ----
Cost of acquisition in excess of fair value
   of net assets acquired                      $6,448,867             -              -
Indiana racing license                          2,085,428     $2,085,428     $2,085,428
Loan origination costs                            279,661             -              -
Organizational and preopening costs                    -              -         932,738
                                               -----------    -----------    -----------
                                                8,813,956      2,085,428      3,018,166
   Accumulated amortization                      (444,561)      (191,078)      (852,974)
                                               -----------    -----------    -----------
                                               $8,369,395     $1,894,350     $2,165,192
                                               ===========    ===========    ===========


                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.      Intangibles assets: (cont'd)

        Amortization expense was $253,482, $270,845 and $775,979 for the years ended December 31, 1998, 1997 and 1996.

5.      Income Taxes:

        Components of the provision for income taxes are as follows:


                                       1998          1997           1996
                                       ----          ----           ----
Currently payable:
     Federal                        $6,110,000    $4,616,800     $4,538,000
     State & local                     762,000       856,100        893,000
                                    -----------   -----------   ------------
                                     6,872,000     5,472,900      5,431,000
                                    -----------   -----------   ------------
Deferred:
     Federal                            45,500       308,100       (382,000)
     State & local                       6,500        44,000        (79,000)
                                    -----------   -----------   ------------
                                        52,000       352,100       (461,000)
                                    -----------   -----------   ------------
Reversal of valuation allowance       (173,000)           -              -
                                    -----------   -----------   ------------
                                    $6,751,000    $5,825,000     $4,970,000
                                    ===========   ===========   ============

         The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:


                                       1998          1997          1996
                                       ----          ----          ----
Federal statutory tax on
   earnings before income tax       $5,942,000    $5,141,000    $4,464,000
State income taxes, net of
   federal income tax benefit          747,000       612,000       537,000
Permanent differences and other        235,000        72,000       (31,000)
Reversal of valuation allowance       (173,000)           -             -
                                    -----------  ------------   -----------
                                    $6,751,000    $5,825,000    $4,970,000
                                    ===========  ============   ===========

        At December 31, 1998, the Company has net operating loss carryforwards of approximately $3,885,000 for Indiana state income tax purposes expiring from 2009 through 2011 and approximately $8,786,000 for Kentucky state income tax purposes expiring from 2002 through 2011. Management has determined that its ability to realize future benefits of the state net operating loss carryforwards meets the "more likely than not" criteria of SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded at December 31, 1998.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.      Income Taxes: (cont'd)

        Components of the Company's deferred tax assets and liabilities are as follows:

                                                 1998           1997         1996
                                                 ----           ----         ----
Deferred tax liabilities:
   Property & equipment in excess
      of tax basis                            $7,804,600    $2,415,000    $2,284,000
   Racing license in excess of tax basis         650,000       636,000       657,000
                                              -----------   -----------   -----------
          Deferred tax liabilities             8,454,600     3,051,000     2,941,000
                                              -----------   -----------   -----------

Deferred tax assets:
   Supplemental  benefit plan                    315,400       295,000       273,000
   State net operating loss carryforwards        856,700       173,000       176,000
   Allowance for uncollectible receivables        87,100        71,000        66,000
   Other assets                                  191,300       250,000       136,000
   Other accruals                                246,100       128,400       511,500
                                              -----------   -----------   -----------
         Deferred tax assets                   1,696,600       917,400     1,162,500
                                              -----------   -----------   -----------

Valuation allowance for state net operating
   loss carryforwards                                 -        173,000       176,000
                                              -----------   -----------   -----------
      Net deferred tax liability              $6,758,000    $2,306,600    $1,954,500
                                              ===========   ===========   ===========

Income taxes are classified in the balance sheet as follows:

   Net non-current deferred tax liability     $6,937,800    $2,377,100    $2,316,600
   Net current deferred tax asset               (179,800)      (70,500)     (362,100)
                                              -----------  ------------   -----------
                                              $6,758,000    $2,306,600    $1,954,500
                                              ===========  ============   ===========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6. Stockholders' Equity:

        On March 19, 1998, the Company's Board of Directors authorized a 2-for-1 stock split of its common stock effective March 30, 1998. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

        Additionally, the Company's Board of Directors approved a stockholder "Rights Plan" (the "Plan") on March 19, 1998, which grants each stockholder the right to purchase a fraction of a share of Series 1998 Preferred Stock at the rate of one right for each share of the Company's common stock. The rights will become exercisable 10 business days (or such later date as determined by the Board of Directors) after any person or group acquires, obtains a right to acquire or announces a tender offer for 15% or more of the Company's outstanding common stock. The rights would allow the holder to purchase preferred stock of the Company at a 50% discount. The Plan is intended to protect stockholders from takeover tactics that may be used by an acquirer that the Board believes are not in the best interests of the shareholders. The Plan expires on March 19, 2008.

7.      Employee Benefit Plans:

        The Company has a profit-sharing plan that covers all full-time employees with one year or more of service. The Company will match contributions made by the employee up to 2% of the employee's annual compensation and contribute a discretionary amount determined annually by the Board of Directors. The Company's contribution to the plan for the years ended December 31, 1998, 1997 and 1996 was $806,000, $535,000,
        and $402,000 respectively.

        The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky. Contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the year ended December 31, 1998, 1997 and 1996 was $258,000, $205,000, and $183,000,
        respectively. The Company's policy is to fund this expense as accrued.

        The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 1998, 1997 and 1996 was $55,200, $51,000, and $51,000 respectively.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.      Long-Term Debt:

        On September 15, 1998, the Company obtained a $100 million line of credit, which expires in September 2001, through a syndicate of banks headed by its principal lender. The new credit facility replaces a $50 million line of credit obtained during the second quarter of 1998. The interest rate on borrowings is based upon LIBOR plus 50 to 112.5 additional basis points which is determined by certain Company financial ratios. There was $11.0 million outstanding on the line of credit at December 31, 1998, and no borrowings outstanding at December 31, 1997 and 1996 under previous lines of credit. Provisions contained in the line of credit agreement require the Company to maintain specified levels of net worth, a specific ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization and a specific ratio of consolidated earnings before interest and taxes to the sum of consolidated interest expense and consolidated dividends.

        The Company also has two non-interest bearing notes payable in the aggregate face amount of $900,000 relating to the purchase of an intrastate wagering license from the former owners of the Louisville Sports Spectrum property. Interest has been imputed at 8%. The balance of these notes net of unamortized discount was $196,000, $276,000, and $350,000 at December 31, 1998, 1997 and 1996, respectively. The notes require aggregate annual payments of $110,000.

        On May 31, 1996, the Company entered into a Partnership Interest Purchase Agreement with Conseco, L.L.C. ("Conseco") for the sale of 10% of the Company's partnership interest in Hoosier Park to Conseco. The transaction also included assumption by Conseco of a loan to the Company of approximately $2,600,000, of which the balance is $2,395,092 at December 31, 1998. The loan requires interest of prime plus 2% (9.75% at December 31, 1998) payable monthly with principal due November 2004. The note is collateralized by 10% of the assets of Hoosier Park. Conseco had an option to purchase an additional 47% interest in Hoosier Park which expired unexercised on December 31, 1998.

        Future aggregate maturities of long-term debt are as follows:


                                        1999-           $   127,000
                                        2000-               126,000
                                        2001-            11,008,000
                                        2002-                 9,000
                                        2003-                   -
                                 Thereafter -             2,395,000
                                                        -----------
                                                        $13,665,000
                                                        ===========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.      Operating Leases:

        The Company has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located, as well as operating leases for the Indianapolis off-track betting facility and certain totalisator and audio/visual and other equipment and services. The Anderson lease expires in 2003, with an option to extend the lease for three additional ten year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues. Total rent expense for all operating leases was $4,022,000, $3,803,000 and $3,465,000 for the years ended December 31, 1998, 1997 and 1996.

        Future minimum operating lease payments are as follows:


                                        Minimum Lease
                                           Payment
                                           -------
                        1999                  $ 725,604
                        2000                    704,625
                        2001                    556,214
                        2002                    462,045
                        2003                    372,840
                     Thereafter               1,694,301
                                             ----------
                                             $4,515,629
                                             ==========

10.     Stock-Based Compensation Plans:

        The Company sponsors both the "Churchill Downs Incorporated 1997 Stock Option Plan" (the "97 Plan") and the "Churchill Downs Incorporated 1993 Stock Option Plan" (the "93 Plan"), stock-based incentive compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for both the plans. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

        The Company is authorized to issue up to 300,000 shares and 400,000 shares of common stock (as adjusted for the stock split) under the 97 Plan and 93 Plan, respectively, pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Stock-Based Compensation Plans: (cont'd)

        Employee Stock Options:

        Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 1998, 1997 and 1996. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

        A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:


                                 1998                       1997                       1996
                        -----------------------    -----------------------    -----------------------

                        # of Shares    Weighted    # of Shares    Weighted    # of Shares    Weighted
                         Underlying     Average     Underlying     Average     Underlying     Average
                          Options      Exercise      Options      Exercise      Options      Exercise
                                        Prices                     Prices                     Prices
Outstanding at beginning
     of the year           426,532      $19.45        337,000      $19.08        248,000      $22.34
Granted                     51,766      $32.50         89,532      $20.83        274,400      $18.97
Exercised                       -           -              -           -              -           -
Canceled                        -           -              -           -         185,400      $23.27
Forfeited                       -           -              -           -              -           -
Expired                         -           -              -           -              -           -
Outstanding at end
   of year                 478,298      $20.86        426,532      $19.45        337,000      $19.08
Exercisable at
   end of year             248,000      $21.02        207,400      $19.67             -           -
Weighted-average fair value per
   share of options granted
   during the year                      $10.42                      $6.34                      $5.55

        The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yields ranging from 1.20% to 1.54%; risk- free interest rates are different for each grant and range from 5.75% to 6.63%; and the expected lives of options are different for each grant and range from approximately 5.83 to 6.5 years,and expected volatility rates of 24.86%, 19.38% and 18.75% for years ending December 31, 1998, 1997 and 1996.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        The  following  table   summarizes   information   about  stock  options
        outstanding at December 31, 1998:


                                 Options Outstanding                     Options Exercisable
                      -------------------------------------              -------------------
                     Number      Weighted Average      Weighted         Number         Weighted
Range of           Outstanding      Remaining           Average       Exercisable      Average
Exercise Prices    at 12/31/98   Contributing Life   Exercise Price   at 12/31/98   Exercise Price
---------------    -----------   -----------------   --------------   -----------   --------------
$15.75 to $19.25       315,900         6.05             $18.72            211,000          $20.89
$21.25 to $32.50       162,398         8.20             $25.02             37,000          $21.71
                       -------                                            -------
TOTAL                  478,298         6.77             $20.86            248,000          $21.02
                       =======                                            =======

        Employee Stock Purchase Plan:

        Under the Company's Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time (or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock's fair market value. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the next following July 31.

        On the first day of each 12-month period, August 1, the Company offers to each eligible employee the opportunity to purchase common stock. Employees elect to participate for each period to have a designated percentage of their compensation withheld (after-tax) and applied to the purchase of shares of common stock on the last day of the period, July
        31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25,000 for each calendar year.

        Under the Employee Stock Purchase Plan, the Company sold 8,107 shares of common stock to 102 employees pursuant to options granted on August 1, 1997, and exercised on July 31, 1998. Because the plan year overlaps the Company's fiscal year, the number of shares to be sold pursuant to options granted on August 1, 1998, can only be estimated because the 1998 plan year is not yet complete. The Company's estimate of options granted in 1998 under the Plan is based on the number of shares sold to employees under the Plan for the 1997 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 1998.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:


                              1998                    1997                     1996
                    ----------------------   ----------------------   ----------------------

                    # of Shares   Weighted   # of Shares   Weighted   # of Shares   Weighted
                    Underlying     Average   Underlying     Average   Underlying     Average
                      Options     Exercise     Options     Exercise     Options     Exercise
                                   Prices                   Prices                   Prices
Outstanding at beginning
   of the year            8,030     $14.60         8,000     $14.45         7,818     $14.45
Adjustment to prior
year estimated grants        77     $14.60           410     $14.45             -          -
Granted                   5,238     $31.45         8,030     $18.94         8,000     $17.22
Exercised                 8,107     $14.60         8,410     $14.95         7,818     $14.45
Forfeited                     -          -             -          -             -          -
Expired                       -          -             -          -             -          -
Outstanding at end
   of year                5,238     $31.45         8,030     $18.94         8,000     $17.22
Exercisable at end
   of year                    -          -             -          -             -          -
Weighted-average
   Fair value per share
   of options granted
   during the year       $12.16                    $5.36                    $5.35


                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per common share for 1998, 1997 and 1996 would approximate the pro forma amounts presented below:


                                   1998               1997             1996
                                -----------       -----------       ----------
Net earnings:
   As reported                  $10,518,548        $9,148,560       $8,071,526
   Pro-forma                    $10,086,914        $8,605,000        7,530,000

Earnings per common share:
   As reported
       Basic                          $1.41             $1.25            $1.08
       Diluted                        $1.40             $1.25            $1.08
   Pro-forma
       Basic                          $1.35             $1.18            $1.01
       Diluted                        $1.34             $1.18            $1.01

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

11.     Fair Values of Financial Instruments:

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Contingencies:

        On January 22, 1992, the Company acquired certain assets of Louisville Downs, Incorporated for $5,000,000 including the site of the Louisville Sports Spectrum. In conjunction with this purchase, the Company withheld $1,000,000 from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1,000,000 hold back had been utilized as of December 31, 1998 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the State of Kentucky of $995,000 for remediation costs and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $985,000 remains in the account. In addition to the hold back, the Company has obtained an indemnity to cover the full cost of remediation from the prior owner of the property.

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

13.     Earnings Per Common Share Computations:

        The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

                                                      1998           1997          1996
                                                      ----           ----          ----
Net earnings (numerator) amounts used
   for basic and diluted per share computations:   $10,518,548    $9,148,560    $8,071,526
                                                   ===========    ==========    ==========
Weighted average shares (denominator) of
   common stock outstanding per share
   computations:
      Basic                                          7,460,058     7,312,052     7,445,542
      Plus dilutive effect of stock options             79,424         8,618         2,164
                                                   -----------    ----------    ----------
      Diluted                                        7,539,482     7,320,670     7,447,706
                                                   ===========    ==========    ==========
Earnings per common share:
      Basic                                              $1.41         $1.25         $1.08
      Diluted                                            $1.40         $1.25         $1.08

        Options to purchase 51,766, 9,800 and 135,250 shares for the years ended December 31, 1998, 1997 and 1996, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.     Segment Information

        In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following four segments: (1) Churchill Downs racetrack and the Louisville Sports Spectrum simulcast facility,
        (2) Ellis Park racetrack and its on-site simulcast facility, (3) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (4) Other operations.

        Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and simulcast wagering facilities, as well as simulcast fees, admissions and concessions revenue and other sources. Other operations includes the Kentucky Horse Center and the Company's investments in various other business enterprises. The Company's equity in the net income of equity method investees is not significant. Eliminations include the elimination of management fees and other intersegment transactions.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and operating income.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Information: (cont'd)

        The table below presents information about reported segments for the years ending December 31, 1998, 1997 and 1996:

                                Segment Information (in thousands)

                     Churchill    Hoosier    Ellis Park      Other       Elimina-
                       Downs       Park                    Operations      tions       Total
Net revenues:
1998                   $80,925    $47,744       $17,386        $2,497      $(1,252)   $147,300
1997                    77,404     41,503            -          1,299       (1,299)    118,907
1996                    74,540     33,319            -          1,334       (1,334)    107,859
EBITDA:
1998                   $14,417     $5,599        $2,305          $909           -      $23,230
1997                    14,205      4,282            -            802           -       19,289
1996                    15,390      1,565            -            847           -       17,802
Operating income:
1998                   $10,700     $4,499        $1,422          $522           -      $17,143
1997                    10,557      3,088            -            760           -       14,405
1996                    11,482          6            -            827           -       12,315
Total assets:
1998                   $89,427    $31,732       $23,038       $71,109    $(100,655)   $114,651
1997                    72,490     29,689            -         31,180      (47,510)     85,849
1996                    71,047     28,626            -         26,062      (45,006)     80,729

          Following is a reconciliation of total EBITDA to income before provision for income taxes:


(in thousands)                          1998            1997            1996
                                        ----            ----            ----
Total EBITDA                           $23,230         $19,289         $17,802
Depreciation and amortization           (5,744)         (4,559)         (4,814)
Interest income (expense)                 (216)            243             53
                                       --------        --------        --------
Earnings before provision for
income taxes                           $17,270         $14,973         $13,041
                                       ========        ========        =========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.     Subsequent Events:

        On January 13, 1999, the Company acquired a 60% interest in Charlson Broadcast Technologies, LLC ("CBT") for a purchase price of $5.4 million. CBT provides simulcast graphic software video services to
        racetracks  and   simulcast  wagering  facilities throughout the United
        States. The purchase agreement includes provisions for an additional contingent purchase price to be paid by the Company to the former owners of the 60% interest based upon the achievement of certain operating targets.

        On January 21, 1999, the Company entered into an agreement to acquire all of the outstanding shares of Calder Race Course, Inc., and Tropical Park, Inc. ("Calder"), from KE Acquisition Corp., a private holding company. Terms of the agreement include a purchase price of $86 million subject to certain adjustments. Closing of the acquisition is expected in early April 1999.


      Supplementary Financial Information(Unaudited)                                 Common Stock Information
                                                                                Per Share of Common Stock
                                                                  -----------------------------------------------------
                                  Operating         Net            Basic      Diluted
                      Net          Income          Earnings       Earnings    Earnings                  Market Price
                    Revenues        (Loss)         (Loss)         (Loss)       (Loss)     Dividends    High       Low
                    --------      ----------      -----------     --------    --------    ---------    ------    -----
1998              $147,300,299    $17,143,410     $10,518,548        $1.41       $1.40
Fourth Quarter      31,241,540     (1,290,562)       (779,990)        (.10)       (.10)       $0.50    $36.44    $27.25
Third Quarter       33,299,256     (1,016,288)       (654,915)        (.09)       (.09)                 41.44     27.63
Second Quarter      67,374,352     22,219,991      13,522,484         1.81        1.79                  43.25     24.00
First Quarter       15,385,151     (2,769,731)     (1,569,031)        (.21)       (.21)                 25.31     19.31
-----------------------------------------------------------------------------------------------------------------------
1997              $118,907,367    $14,405,288      $9,148,560        $1.25       $1.25
Fourth Quarter      28,021,261       (269,688)         30,749         0.00        0.00        $0.50    $23.38    $20.75
Third Quarter       16,827,607     (3,005,270)     (1,819,209)       (0.25)     ( 0.25)                 21.00     16.25
Second Quarter      60,779,635     20,815,669      12,785,706         1.75        1.75                  19.00     16.50
First Quarter       13,278,864     (3,135,423)     (1,848,686)       (0.25)      (0.25)                 18.50     16.00
-----------------------------------------------------------------------------------------------------------------------
1996              $107,858,818    $12,314,897     $ 8,071,526        $1.08       $1.08
Fourth Quarter      26,369,324     (1,092,044)       (171,138)       (0.02)      (0.02)       $0.33    $18.25    $17.00
Third Quarter       15,200,752     (2,782,430)     (1,580,988)       (0.21)      (0.21)                 18.75     17.00
Second Quarter      54,939,249     19,637,584      11,896,865         1.59        1.59                  22.00     18.00
First Quarter       11,349,493     (3,448,213)     (2,073,213)       (0.27)      (0.27)                 20.00     16.00
-----------------------------------------------------------------------------------------------------------------------




The Company's Common Stock is traded in the over-the-counter market. As of March 29, 1993, the Company's Common Stock was listed on the National Association of Securities Dealers, Inc.'s SmallCap Market under the symbol CHDN. As of March 24, 1999, there were approximately 3,100 stockholders of record.

Earnings (loss) per share and other per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

Quarterly earnings (loss) per share figures may not equal total earnings (loss) per share for the year due in part to the fluctuation of the market price of the stock.

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

                                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K


                                                                           Pages
(a)(1)   Consolidated Financial Statements
              The following financial statements of Churchill Downs
              Incorporated for the years ended December 31, 1998, 1997
              and 1996 are included in Part II, Item 8:
              Report of Independent Accountants                               31
              Consolidated Balance Sheets                                     32
              Consolidated Statements of Earnings                             33
              Consolidated Statements of Stockholders' Equity                 34
              Consolidated Statements of Cash Flows                           35
              Notes to Consolidated Financial Statements                   36-52

   (2)        Schedule VIII - Valuation and Qualifying Accounts               57
              All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

   (3) For the list of required exhibits, see exhibit index.

(b)      Reports on Form 8-K:

   (1)   Report on Form 8-K - Description of Capital Stock, Item 5 Other Events,
              was  filed on December 14, 1998

   (2)   Report on  Form 8-K/ A-2, filing   of  accountant's  consent,   Item 7
              Financial Statements and Exhibits, ws filed on December 21, 1998.

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

                          CHURCHILL DOWNS INCORPORATED

                               /s/Thomas H. Meeker
                              ---------------------
                                Thomas H. Meeker
                          President and Chief Executive
                                     Officer
                                 March 16, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Thomas H.  Meeker                 /s/Robert L.  Decker             /s/Vicki.  L.  Baumgardner
---------------------------------    -----------------------------    --------------------------------
Thomas H. Meeker, President and      Robert L. Decker, Executive      Vicki L. Baumgardner, Vice
Chief Executive Officer              Vice President and Chief         President, Finance and Treasurer
March 16, 1999                       Officer                          March 16, 1999
(Director and Principal Executive    March 16, 1999                   (Principal Accounting Officer)
Officer)                             (Principal Financial Officer)

/s/Daniel P.  Harrington             /s/Frank B.  Hower, Jr.
---------------------------------    -----------------------------    --------------------------------
Daniel P.  Harrington                Frank B.  Hower, Jr.             Arthur B.  Modell
March 16, 1999                       March 16, 1999                   March 16, 1999
(Director)                           (Director)                       (Director)

/s/William S.  Farish                /s/G.  Watts Humphrey, Jr.       /s/Carl F.  Pollard
---------------------------------    -----------------------------    --------------------------------
William S.  Farish                   G.  Watts Humphrey, Jr.          Carl F.  Pollard
March 16, 1999                       March 16, 1999                   March 16, 1999
(Director)                           (Director)                       (Director)

/s/J.  David Grissom                 /s/W.  Bruce Lunsford            /s/Dennis D.  Swanson
---------------------------------    -----------------------------    --------------------------------
J.  David Grissom                    W.  Bruce Lunsford               Dennis D.  Swanson
March 16, 1999                       March 16, 1999                   March 16, 1999
(Director)                           (Director)                       (Director)

/s/Charles W.  Bidwill, Jr.          /s/Seth W.  Hancock              /s/Darrell R.  Wells
---------------------------------    -----------------------------    --------------------------------
Charles W.  Bidwill, Jr.             Seth W.  Hancock                 Darrell R.  Wells
March 16, 1999                       March 16, 1999                   March 16, 1999
(Director)                           (Director)                       (Director)


                          CHURCHILL DOWNS INCORPORATED

               SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS



                                     Balance,     Accounts                                  Balance,
                                    Beginning    obtained in    Charged to                     End
Description                         of Period    Acquisition     Expenses     Deductions    of Period

Year ended December 31,
1998:
Allowance for doubtful
   account and notes receivable      $176,000        $98,000        $1,000     $(56,000)     $219,000
Valuation allowance for
   deferred tax asset                 173,000             -       (173,000)          -             -
                                     --------       --------     ----------    ----------    ---------
                                     $349,000        $98,000     $(172,000)     (56,000)     $219,000
                                     ========       ========     ==========    ==========    =========


Year ended December 31,
1997:
Allowance for doubtful
   account and notes receivable      $165,000             -        $61,000     $(50,000)     $176,000
Valuation allowance for
   deferred tax asset                 176,000             -             -        (3,000)      173,000
                                     --------       --------      --------    ----------     --------
                                     $341,000             -        $61,000     $(53,000)     $349,000
                                     ========       ========      ========    ==========     ========

Year ended December 31,
1996:
Allowance for doubtful
   account and notes receivable      $135,000             -        $30,000            -      $165,000
Valuation allowance for
   deferred tax asset                 104,000             -         72,000            -       176,000
                                     --------       --------      --------    ----------     --------
                                     $239,000             -       $102,000            -      $341,000
                                     ========       ========      ========    ==========     ========





                                  EXHIBIT INDEX
Numbers    Description                              By Reference To

(2) (a)    Stock Purchase Agreement dated as        Exhibit 2.1 to Current Report on Form
           of March 28, 1998 between Churchill      8-K dated April 21, 1998
           Downs Incorporated and TVI Corp.

    (b)    Agreement and Plan of Merger dated       Exhibit 2.2 to Current Report on Form
           as of April 17, 1998 by and among        8-K dated April 21, 1998
           TVI Corp., Racing Corporation of
           America, Churchill Downs Incorporated
           and RCA Acquisition Company

(3) (a)    Amended and Restated Articles of         Report on Form 10-Q for the fiscal
           Churchill Downs Incorporatiod            quarter ended June 30, 1998

    (b)    Restated  Bylaws  as  amended            Report  on Form 10-Q for the fiscal
                                                    quarter ended June 30, 1998

(4)        Rights  Agreement dated as of            Exhibit 4.1 to Current Report on Form
           March 19, 1998  between  Churchill        8-K dated March 19, 1998
           Downs,  Inc. and Bank of Louisville

(10)(a)    Churchill Downs Incorporated Amended     Pages 61 to 71, Report on Form 10-K
           and Supplemental Benefit Plan dated      the year ended  December 31, 1998
           December 1, 1998*

    (b)    Employment Agreement dated as of         Exhibit 19(a) to Report on Form 10-Q
           October 1, 1984, with                    for fiscal quarter ended 4
           Thomas H. Meeker, President *            October 31, 198

    (c)    Churchill Downs Incorporated for         Exhibit 10 (c) to Report on Form 10-K
           Incentive Compensation Plan (1997)*      for the year ended  December 31, 1996

    (d)    Churchill Downs  Incorporated            Exhibit 10(h) to Report on Form 10-K
           for 1993 Stock Option Plan *             for the eleven  months ended
                                                    December 31, 1993

    (e)    Stock Purchase  Agreement naming         Exhibit 10(i) to Current Report on
           Dominick Marotta, Frank Marotta,         Form 8-K filed with the Securities
           Louis E. Carlo and Edward F.             and Exchange Commission on
            Draugelis                               February  10, 1994

    (f)    Amendment  of  Employment Agreement      Report on Form 10-K for the fiscal
           with Thomas H. Meeker, President,        year ended January 31, 1986;  Report
           dated October 1, 1984 *                  on Form 10-K for the fiscal year ended
                                                    January 31, 1987; 1988, 1990, 1991,
                                                    1992 and 1993

    (g)    Amendment No. 1 to Churchill Downs       Exhibit 10 (g) to Report on Form 10-K
           Incorporated 1993 Stock Option Plan*     for the year ended December 31, 1994











    (h)    $100  Million  Revolving Facility         Report on Form 10-Q for the fiscal
           Credit Agreement between Churchill        quarter ended September 30, 1998
           Downs Incorporated, Churchill Downs
           Management Company, Churchill Downs
           Investmwnt Company, Racing Coporation
           of America, Ellis Park Race Course,
           Inc., the banks party thereto and PNC
           Bank, National Association, as Agent,
           dated as of September 15, 1998

    (i)    Amended and  Restated  Lease             Exhibit 10 (l) to Report on Form 10-K
           Agreement  dated  January 31, 1996       for the year ended  December 31, 1995

    (j)    Partnership  Interest Purchase           Exhibit 10(k) to Report on Form 10-K
           Agreement dated December 20, 1995        for the year ended December 31, 1995
           among Anderson Park,  Inc.,  Conseco
           HPLP, LLC, Pegasus Group, Inc. and
           Hoosier Park, L.P.

    (k)    Employment  Agreement between            Exhibit 10 (l) to Report on Form 10-Q
           Churchill Downs Incorporated and         for the fiscal quarter ended
           Robert L. Decker *                       March 31, 1997

    (l)    Amendment No. 2 to Churchill Downs       Report on Form 10-K for the year
           Incorporated 1993 Stock Option Plan*     ended December 31, 1997

    (m)    Churchill  Downs  Incorporated           Report on Form 10-K for the year
           1997 Stock Option Plan*                  ended December 31, 1997

    (n)    Churchill Downs Incorporated Amended     Pages 72 to 88, Report on Form 10-K for
           and Restated Deferred Compensation       the year ended December 31, 1998
           Plan for Employees and Directors*

(21)       Subsidiaries of the registrant           Report on Form 10-K for the year ended
                                                    December 31, 1994


(23)       Consent of PricewaterhouseCoopers, LLP   Page 89, Report on Form 10-K for the
           Independent Accountants                  year ended December 31, 1998

(27)       Financial  Data  Schedule for the        Page 90,  Report on Form 10-K for
           year ended December 31, 1998             the year ended December 31, 1998


*Management contract or compensatory plan or arrangement.