Form 10-Q
period 1999-03-31
CHURCHILL DOWNS INC
filed 1999-05-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                  Yes   X     No____

The number of shares outstanding of registrant's common stock at May 14, 1999 was 7,525,041 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X


                                                                           PAGES

PART I.  FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

               Condensed Consolidated Balance Sheets, March 31, 1999,
               December 31, 1998 and March 31, 1998                            3

               Condensed Consolidated Statements of Earnings
               for the three months ended March 31, 1999 and 1998              4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1999 and 1998                      5

               Condensed Notes to Consolidated Financial Statements         6-10

    ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-22

    ITEM 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                    23

PART II.  OTHER INFORMATION

    ITEM 1.    Legal Proceedings (Not applicable)                             23

    ITEM 2.    Changes in Securities and Use of Proceeds (Not applicable)     23

    ITEM 3.    Defaults Upon Senior Securities     (Not applicable)           23

    ITEM 4.    Submission of Matters to a Vote of Security Holders
               (Not applicable)                                               23

    ITEM 5.    Other Information (Not applicable)                             23

    ITEM 6.    Exhibits and Reports on Form 8-K                               23

    Signatures                                                                24

    Exhibit Index                                                             25

    Exhibits                                                                  26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         March 31,     December 31,     March 31,
                        ASSETS                             1999            1998           1998
                                                          ------          ------         -----
Current assets:
     Cash and cash equivalents                          $12,590,422     $ 6,379,686    $11,803,389
     Accounts receivable                                  8,401,845      11,968,114      5,925,377
     Prepaid income taxes                                 2,374,781               -        969,185
     Other current assets                                   950,089       1,049,084        847,493
                                                       ------------    ------------    -----------
          Total current assets                           24,317,137      19,396,884     19,545,444

Other assets                                              5,427,113       3,796,292      3,691,108
Plant and equipment, net                                 85,826,688      83,088,204     63,145,872
Intangible assets, net                                   11,406,833       8,369,395      1,872,449
                                                       ------------    ------------    -----------
                                                       $126,977,771    $114,650,775    $88,254,873
                                                       ============    ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $11,329,628     $ 6,530,502     $9,960,311
     Accrued expenses                                     5,307,925       8,098,228      5,000,182
     Dividends payable                                            -       3,762,521              -
     Income taxes payable                                         -         257,588              -
     Deferred revenue                                    15,461,793       8,412,552     13,718,956
     Long-term debt, current portion                        570,526         126,812         79,805
                                                       ------------    ------------    -----------
          Total current liabilities                      32,669,872      27,188,203     28,759,254

Long-term debt, due after one year                       21,236,525      13,538,027      2,633,164
Other liabilities                                         3,810,159       1,755,760      2,661,889
Deferred income taxes                                     7,011,619       6,937,797      2,377,100
Shareholders' equity:
     Preferred stock, no par value;
          authorized, 250,000 shares; issued, none                -               -              -
     Common stock, no par value; authorized,
          20,000,000 shares, issued 7,525,041 shares,
          March 31, 1999 and December 31, 1998 and
          7,316,934 shares, March 31, 1998                8,926,975       8,926,975      3,614,567
     Retained earnings                                   53,588,822      56,598,957     48,273,899
     Deferred compensation costs                           (201,201)       (229,944)             -
     Note receivable for common stock                       (65,000)        (65,000)       (65,000)
                                                       ------------    ------------    -----------
                                                         62,249,596      65,230,988     51,823,466
                                                       ------------    ------------   ------------
                                                       $126,977,771    $114,650,775    $88,254,873
                                                       ============    ============    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                    1999              1998
                                                    ----              ----

Net  revenues                                     $17,662,926       $15,385,151
Operating expenses                                 19,157,153        15,999,128
                                                  -----------       ------------

     Gross loss                                    (1,494,227)         (613,977)

Selling, general and administrative expenses        3,303,115         2,155,754
                                                  -----------       ------------

     Operating loss                               ( 4,797,342)       (2,769,731)
                                                  -----------       ------------

Other income (expense):
          Interest income                             147,431           189,270
          Interest expense                           (435,465)         (104,524)
          Miscellaneous, net                           44,117           117,054
                                                  -----------       ------------

                                                     (243,917)          201,800
                                                  -----------       ------------

     Loss before income tax benefit                (5,041,259)       (2,567,931)
                                                  -----------       ------------

Federal and state income tax benefit                2,031,123           998,900
                                                  -----------       ------------

     Net loss                                     $(3,010,136)      $(1,569,031)
                                                  ============      ============


Basic and diluted net loss per share                    $(.40)            $(.21)

Basic and diluted weighted average
     shares outstanding                             7,525,041         7,316,934




The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                    1999           1998
                                                                   ------         -----
Cash flows from operating activities:
     Net earnings                                                $(3,010,136)    $(1,569,031)
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                                 1,903,255       1,159,106
     Deferred income taxes                                            73,822               -
     Deferred compensation                                            98,591          13,800
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                                      4,405,301       1,161,512
          Prepaid income taxes                                    (2,374,781)       (969,185)
          Other current assets                                       112,733        (307,004)
          Accounts payable                                         4,713,229       4,227,528
          Accrued expenses                                        (2,868,898)     (2,937,393)
          Income taxes payable                                      (257,588)       (186,642)
          Deferred revenue                                         6,258,985       6,374,126
          Other assets and liabilities                            (1,205,204)        335,118
                                                                 ------------    ------------
               Net cash provided by operating activities           7,849,309       7,301,935
                                                                 ------------    ------------

Cash flows from investing activities:
     Additions to plant and equipment, net                        (2,563,687)     (1,120,311)
     Acquisition of business, net of cash acquired of $25,767     (2,925,648)              -
                                                                 ------------    ------------
          Net cash used in investing activities                   (5,489,335)     (1,120,311)
                                                                 ------------    ------------

Cash flows from financing activities:
     Increase (decrease) in long-term debt, net                     (938,133)              -
     Borrowings on bank line of credit                             8,000,000               -
     Repayments of bank line of credit                            (1,000,000)              -
     Dividends paid                                               (3,762,521)     (3,658,468)
     Contribution by minority interest in subsidiary               1,551,416               -
                                                                 ------------    ------------
          Net cash provided by (used in) financing activities      3,850,762      (3,658,468)
                                                                 ------------    ------------

Net increase in cash and cash equivalents                          6,210,736       2,523,156
Cash and cash equivalents, beginning of period                     6,379,686       9,280,233
                                                                 ------------    ------------
Cash and cash equivalents, end of period                         $12,590,422     $11,803,389
                                                                 ============    ============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                       $526,322        $250,000
     Income taxes                                                          -         $18,000
Noncash transactions:
     Invoicing  for 1999 and 1998 Kentucky  Derby and Oaks          $790,256        $371,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1998 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

2.    Long-Term Debt

      On September 15, 1998, the Company obtained a $100 million line of credit through a syndicate of banks headed by its principal lender, which expires in September 2001. This credit facility replaced a $50 million line of credit obtained during the second quarter of 1998. The interest rate on borrowings was based upon LIBOR plus 50 to 112.5 additional basis points, which was determined by certain Company financial ratios. There was $18.0 million outstanding on the line of credit at March 31, 1999, $11.0 million outstanding at December 31, 1998 and no borrowings outstanding at March 31, 1998, under previous lines of credit. In connection with our acquisition strategy, the Company increased the line of credit during the second quarter of 1999 to $250 million (See Note 7).

3.    Reclassification

      Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
           the three months ended March 31, 1999 and 1998 (continued)
                                   (Unaudited)


4.    Acquisitions

      On January 13, 1999, the Company acquired a 60% interest in Charlson Broadcast Technologies, LLC ("CBT") for $3.1 million and made an additional equity contribution to CBT in the amount of $2.3 million. CBT's total assets and liabilities were $2.1 million and $2.2 million, respectively, on the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, with the excess of $3.2 million being amortized over periods of 5 and 15 years based on the nature of the intangibles acquired. CBT's financial position and results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

      On April 21, 1998, the Company acquired from TVI Corp., ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, which includes transaction costs of $.6 million. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. As part of the transaction, TVI received 200,000 shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The purchase price of $22.6 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $6.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

      Following are the unaudited pro forma results of operations as if the April 21, 1998, acquisition had occurred on January 1, 1998 (in thousands, except per share and share amounts):


                                                                Three Months
                                                                    Ended
                                                                March 31, 1998
             Net revenues                                         $16,942
             Net loss                                             $(2,264)

             Basic and diluted net loss per share                  $(.30)

             Basic and diluted weighted average shares           7,516,934

         This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
           the three months ended March 31, 1999 and 1998 (continued)
                                   (Unaudited)


5.    Earnings Per Share

      The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                     Three months ended
                                                         March 31,
                                                      1999              1998
                                                      ----              ----
      Loss (numerator) amounts used for basic
        and diluted per share computations:       $(3,010,136)      $(1,569,031)
                                                  ------------      ------------

      Basic and diluted weighted average shares
        (denominator)of common stock outstanding
        per share                                    7,525,041         7,316,934
      Basic and diluted net loss per share              $(.40)            $(.21)


      Options to purchase 478,298 and 426,532 shares for the three months ended March 31, 1999 and 1998 are excluded from the computation of earnings
      (loss) per common share-assuming dilution since their effect is antidilutive because of the net loss for the period.

6.    Segment Information

      The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following four segments: (1) Churchill Downs racetrack, the Louisville Sports Spectrum simulcast facility and Churchill Downs corporate expenses (2) Ellis Park racetrack and its on-site simulcast facility, (3) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (4) Other operations.

      Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and simulcast wagering facilities, as well as simulcast fees, admissions and concessions revenue and other sources. Other operations include Kentucky Horse Center and the Company's investments in various other business enterprises. The Company's equity interest in the net income of equity method investees is not significant. Eliminations include the elimination of management fees and other intersegment transactions.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
           the three months ended March 31, 1999 and 1998 (continued)
                                   (Unaudited)


6.    Segment Information (continued)

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1998.

      The table below presents information about reported segments for the three months ending March 31, 1999 and 1998:

                       Segment Information (in thousands)

                            Churchill   Hoosier    Ellis        Other       Elimina-
                             Downs       Park       Park      operations     tions         Total
Net revenues:
1999                         $4,643     $10,948     $1,166      $1,214         $(308)     $17,663
1998                          5,367      10,018          -         334          (334)      15,385
EBITDA:
1999                        $(4,475)     $1,678      $(382)       $329            -       $(2,850)
1998                         (3,351)      1,686          -         171            -        (1,494)
Operating income (loss):
1999                        $(5,390)     $1,377      $(702)       $(82)            -      $(4,797)
1998                         (4,343)      1,713          -        (140)            -       (2,770)
Total assets:
1999                        $98,429     $32,835    $22,788     $83,277     $(110,351)    $126,978
1998                         71,024      31,410          -      29,504       (43,683)      88,255

      Following is a reconciliation of total EBITDA to income before provision for income taxes:
      (in thousands)                             1999        1998
                                                 ----        ----
      Total EBITDA                             $(2,850)    $(1,494)
      Depreciation and amortization             (1,903)     (1,159)
      Interest income (expense), net              (288)         85
                                               --------    --------
      Earnings before provision for
      income taxes                             $(5,041)    $(2,568)
                                               ========    ========

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
           the three months ended March 31, 1999 and 1998 (continued)
                                   (Unaudited)



7.    Subsequent Events

      On April 23, 1999, the Company  acquired  all of the outstanding stock of
      Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corporation for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.4 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. Calder Race Course, one of four Thoroughbred tracks in Florida, offers live racing and simulcast-only days during two consecutive race meets, which run from late May through early January. The results of operations of Calder Race Course, Inc. and Tropical Park, Inc. will be included in the Company's consolidated financial statements from the date of acquisition during the second quarter of 1999.

      Also on April 23, 1999, the Company increased its line of credit under a new revolving loan facility through a syndicate of banks headed by its principal lender to meet working capital and other short-term requirements and to provide funding for acquisitions, including the pending acquisition of Hollywood Park Race Track. The interest rate on the borrowing is based upon LIBOR plus 100 to 250 additional basis points, which is determined by certain Company financial ratios. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries. The new facility offers a line of credit of $250 million and matures in 2004.

      On May 6, 1999, the Company signed a definitive agreement whereby the Company would purchase the Hollywood Park Race Track, the Hollywood Park Casino and approximately 240 acres located at the racetrack site in Inglewood, California. The racetrack offers live Thoroughbred racing and simulcast wagering. Terms of the agreement includes a purchase price of $140 million subject to certain adjustments and certain conditions to closing. If not so terminated, closing of the transaction is expected in the third quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


        This discussion and analysis contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The reader is cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the presently estimated amounts. These risks and uncertainties include: our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; a substantial change in regulations affecting our gaming activities; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including lotteries and riverboat and cruise ship casinos) and other sports and entertainment options in those markets in which we operate; a decrease in riverboat admissions revenue from our Indiana operations; Year 2000 computer issues; and our success in pursuit of our strategic initiatives designed to attract new patrons and generate additional revenues.

Overview

        We conduct pari-mutuel wagering on live Thoroughbred and Standardbred and Quarter Horse horse racing and simulcast audio and video signals of races. Additionally, we offer racing services through our other interests.

        We own and operate the Churchill Downs racetrack in Louisville, Kentucky which has conducted Thoroughbred racing continuously since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Ellis Park Race Course, a Thoroughbred racetrack, in Henderson, Kentucky ("Ellis Park"), and Kentucky Horse Center, a Thoroughbred training center, in Lexington, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at our four simulcast wagering facilities in Louisville, Kentucky, and in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks. We hold a majority interest in Charlson Broadcast Technologies, LLC, a simulcast graphic software and video services company for racetracks and simulcast-wagering facilities. Additionally, we have a 50% interest in Kentucky Off-Track Betting Inc., an alliance of Kentucky's racetracks that operates simulcast-wagering facilities in Maysville, Jamestown, Pineville and Corbin, Kentucky, and a minority interest in Kentucky Downs Race Course in Franklin, Kentucky; NASRIN Services, LLC, a telecommunications company specializing in the simulcasting needs of racetracks; and EquiSource, LLC a company that provides group purchasing services for the Thoroughbred industry.

         Because of the seasonal nature of our business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second quarter of each year during which the Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

        Our primary sources of income are commissions and fees earned from pari-mutuel wagering

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


on live and simulcast horse races. Other sources of income include admissions and seating, riverboat admission tax subsidy, concession commissions (primarily for the sale of food and beverages), sponsorship revenues, licensing rights and broadcast fees.

        Churchill Downs racetrack and Ellis Park as well as Kentucky's other racetracks are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"). The KRC consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meetings and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs racetrack and Ellis Park compete with other racetracks in Kentucky for the awarding of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

        We received approval from the KRC to conduct live racing at Churchill Downs racetrack from April 24 through June 27, 1999 ("Spring Meet") and from October 31 through November 27, 1999 ("Fall Meet") for a total of 71 days, compared to 71 racing days in 1998. Ellis Park has been granted a total of 61 live racing days running from June 28 through September 6, 1999, compared to 61 days of racing during 1998. The total number of days on which Churchill Downs racetrack and Ellis Park conduct live racing fluctuates annually according to the calendar year.

        In Indiana, licenses to conduct live Standardbred and Thoroughbred race meetings, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. Quarter Horse races are conducted during some Thoroughbred race days. Hoosier Park has received a license to conduct live racing in 1999 for a total of 169 racing days, including 104 days of Standardbred racing and 65 days of Thoroughbred racing (which also includes Quarter Horse races). During 1998, Hoosier Park conducted racing for 95 days of Standardbred racing and 58 days of Thoroughbred racing.

        In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the State of Florida Department of Business and Professional Regulation. Calder Race Course, Inc. and Tropical Park, Inc., which were acquired April 23, 1999 (see Note 7 of the condensed notes to consolidated financial statements) hold licenses to conduct live racing at Calder Race Course. Calder Race Course, Inc. has been approved from May 23, 1999 through November 2, 1999 and Tropical Park, Inc. has been approved from November 3, 1999 through January 2, 2000. Calder Race Course, Inc. and Tropical Park, Inc. have been approved for a total of 168 days.

        We employ approximately 500 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


throughout the year, with peak employment occurring Kentucky Derby week when we employ as many as 2,600 persons. At March 31, 1999, average full-time and seasonal employment per pay period was approximately 850 individuals.

        We generally do not directly compete with other racetracks or simulcast wagering facilities for patrons due to geographic separation of such facilities. However, we compete with other sports, entertainment and gaming options, including lotteries, riverboat and cruise ship casinos, and other pari-mutuel wagering facilities, for patrons for both live racing and simulcasting. We attempt to attract patrons by providing the highest quality racing products in attractive entertainment facilities with fairly priced, appealing concession services.

        The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently five riverboat casinos operating on the Ohio River along Kentucky's border -- including two in the southeastern Indiana cities of Lawrenceburg and Rising Sun, one in southwestern Indiana in Evansville and one at Metropolis, Illinois. The fifth riverboat casino, licensed to RDI/Caesars, opened in November 1998 in Harrison County, Indiana, 10 miles from Louisville. Business at our simulcast wagering facility, the Louisville Sports Spectrum, decreased during the first quarter of 1999 as compared to the prior year. From January 1 through March 31, 1999, wagering and attendance at the facility declined by 13 percent and 3.2 percent, respectively, compared to the same period in 1998. It is impossible to accurately determine the extent of the riverboat's impact on the Sports Spectrum's business because other factors may have had an impact, such as inclement weather and the corresponding loss of simulcast programs due to cancellations at racetracks that send their simulcast signals to the Sports Spectrum.

        The Indiana Gaming Commission voted in September 1998 to grant a license to open a sixth Indiana riverboat along the Ohio River in Switzerland County, Indiana, approximately 70 miles from Louisville. The license holder, Hollywood Park, Inc., plans to build a riverboat casino, hotel and resort complex, which is projected to open in the third quarter of 2000.

        The full impact of riverboat casinos on Kentucky racing cannot be accurately determined until all riverboats are open and the markets are fully matured. Studies project that the Churchill Downs racetrack and the Sports Spectrum could experience a more significant impact on its wagering and attendance in the Louisville market, than is presently being experienced, when the RDI/Caesars riverboat is open to full capacity and has established itself in the market. These same studies projected similar declines in western and northern Kentucky, but recent experience at Ellis Park and Turfway Park indicates the impact may not be as severe as these studies projected.

        In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near our Sports Spectrum in Merrillville, Indiana. Our pari-mutuel wagering activities at the Merrillville facility have been adversely impacted by the opening of these Lake Michigan riverboats.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


        Additionally, the Pokagon Band of the Potawatomi Indian Tribe has expressed an interest in establishing land-based casinos in northeastern Indiana and southwestern Michigan although Indiana Governor Frank O'Bannon has publicly expressed his opposition at this time to any further expansion of casino gaming in Indiana. We continue to anticipate that development of any such Indian casino will negatively impact pari-mutuel wagering activities at Hoosier Park's Indiana facilities. However, the potential impact is difficult to estimate at this time due, in part, to the uncertain geographic distances between Hoosier Park's operations and the potential casino sites.

         The integration of alternative gaming products at our racetrack facilities is one of our four core business strategies developed to position us to compete in this changing environment. Implementing these strategies, we have successfully grown our live racing product by strengthening our flagship operations, increasing our share of the interstate simulcast market, and geographically expanding our racing operations in Kentucky, Indiana and Florida. Alternative gaming in the form of video lottery terminals should enable us to more effectively compete with Indiana riverboat casinos and provide new revenue for purse money and capital investment. We continue to pursue legislation to allow video lottery terminals at our racetrack facilities in Kentucky. Currently, we are working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

        The horse industry in Indiana presently receives $.65 per $3 admission to Indiana riverboats to compensate for the effect of riverboat competition. The horse industry is required to allocate 70% of such revenue directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is retained by Hoosier Park as the only horse racetrack currently operating in Indiana. Riverboat admissions revenue from our Indiana operations increased $0.8 million for the quarter ended March 31, 1999 compared to 1998, as a result of the expansion of existing and opening of additional riverboats. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $0.6 million, is $0.2 million.

        Legislation that sought to cap Hoosier Park's share of the $.65 subsidy was introduced in the 1999 session of the Indiana General Assembly, however, no such legislation had passed at the time the 1999 session adjourned. A significant change in Hoosier Park's share of the subsidy would impact funding for operating expenditures, potentially reducing the number of race dates at Hoosier Park and, in all likelihood, re-emphasize the need for the integration of alternative gaming products at the Hoosier Park racetrack in order for it to effectively compete with riverboat casinos.

        We have partnered with ODS Technologies L.P. (ODS) in the development and operation of an in-home interactive wagering system in Jefferson County, Kentucky, since 1995. The second phase of our relationship with ODS is the launching of the Television Games Network (TVG), projected for the second half of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS

Pari-mutuel wagering for our three live racing facilities and four separate simulcast wagering facilities during the quarter ended March 31, 1999 and 1998 is as follows:


                               ($ in thousands, except for number of days)
                             Churchill Downs     Hoosier Park        Ellis Park*
                                 racetrack
Simulcast receiving
     1999 handle                   $41,517           $33,972            $11,538
     1999 no. of days                   77               284                 90
     1998 handle                   $46,236           $33,536            $10,748
     1998 no. of days                   75               292                 90

* Pari-mutuel wagering information for the Ellis Park is provided for quarter ended March 31, 1999 and 1998. However, since Ellis Park was acquired on April 21, 1998 no revenues are included in the Company's results of operations for the first quarter of 1998.

Comparison of Profit and Loss for Three Months Ended March 31, 1999 to 1998

Net Revenues

Net revenues during the three months ended March 31, 1999 increased $2.3 million (15%) from $15.4 million in 1998 to $17.7 million in 1999. Churchill Downs racetrack revenues decreased $0.8 million (14%) due primarily to decreases in the Louisville Sports Spectrum simulcast revenues. Hoosier Park revenues increased $0.9 million (9%) primarily due to a $0.8 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Ellis Park contributed $1.2 million to first quarter 1999 net revenues as opposed to none in the prior year. Other operations, including the 1998 acquisition of Kentucky Horse Center, comprised the remaining $1.0 million of the increase.

Operating Expenses

Operating expenses increased $3.2 million (20%) from $16.0 million in 1998 to $19.2 million in 1999. Hoosier Park operating expenses increased $1.2 million (15%) due primarily to required increases in purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park incurred 1999 operating expenses of $1.6 million versus none in the first quarter of 1998. Other operations, including Kentucky Horse Center, accounted for the remaining $0.4 million of the increase in operating expenses.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



Gross  Loss

Gross loss increased $0.9 million from $0.6 million loss in 1998 to $1.5 million loss in 1999. Ellis Park accounted for $0.5 million and other operations contributed $0.3 million of the increase in gross loss.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $1.1 million (53%) from $2.2 million in 1998 to $3.3 million in 1999. SG&A expenses at
Churchill Downs increased $0.4 million (23%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The acquisition of Ellis Park contributed $0.2 million and other operations, including Kentucky Horse Center, accounted for $0.4 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $0.3 million from $0.1 million in 1998 to $0.4 million in 1999 primarily as a result of borrowings to finance the acquisition of Ellis Park.

Income Tax Provision

Our income tax benefit increased by $1.0 million from $1.0 million in 1998 to $2.0 million in 1999 primarily as the result of a increase in pre-tax loss of $2.5 million. The effective income tax rate increased from 38.9% in 1998 to 40.3% in 1999 due primarily to non-deductible amortization expense related to the acquisitions of Ellis Park and Kentucky Horse Center in 1998 and Charlson Broadcast Technologies, LLC in January 1999.

Significant Changes in the Balance Sheet March 31, 1999 to December 31, 1998

Accounts receivable balances decreased by $3.6 million in 1999. Churchill Downs decreased its live meet accounts receivable by $2.9 million through the collection of 1998 Fall meet receivables.

Prepaid income taxes increased $2.4 million as a result of the estimated income tax benefit (receivable) associated with the quarterly net loss.

Intangible assets increased $3.0 million as a result of the goodwill recorded for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter of 1999.

The net plant and equipment increase of $2.7 million during 1999 was primarily due to the acquisition of Charlson Broadcast Technologies, LLC and routine capital spending at our operating units offset by current year depreciation expense.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Accounts payable increased $4.8 million at March 31, 1999 primarily due to increases in purses payable and other expenses related to simulcast wagering.

Dividends payable decreased $3.7 million at March 31, 1999 due to the payment of dividends of $3.7 million (declared in 1998) in first quarter 1999.

Deferred revenue increased $7.0 million at March 31, 1999, primarily due to a $6.5 million increase in corporate sponsor event ticket prices, season box and membership sales, admissions and future wagering related to the 1999 Kentucky Derby and Kentucky Oaks race days.

The long-term debt increase of $7.7 million was the result of additional borrowings on our bank line of credit during the first quarter of 1999, primarily to fund the acquisition of Charlson Broadcast Technologies, LLC.

Significant Changes in the Balance Sheet March 31, 1999 to March 31, 1998

Intangible assets increased $9.5 million due to the addition of goodwill of $6.5 million recorded for the acquisition of Ellis Park and Kentucky Horse Center and $3.0 million for the acquisition and formation of Charlson Broadcast Technologies, LLC.

Net plant and equipment increased $22.7 million primarily due to the acquisition of Ellis Park and Kentucky Horse Center, Charlson Broadcast Technologies, LLC and routine capital spending at our operating units offset by depreciation expense.

The long-term debt increase of $18.6 million was due to line of credit borrowings used to fund the acquisitions of Ellis Park and Kentucky Horse Center during the second quarter of 1998 and Charlson Broadcast Technologies, LLC during the first quarter of 1999.

Deferred income taxes increased by $4.6 million as a result of the recognition of deferred taxes with the Ellis Park and Kentucky Horse Center acquisition during the second quarter of 1998.

Liquidity and Capital Resources

The working capital deficiency was $8.4 and $9.2 million for the three months ended March 31, 1999 and 1998, respectively, which results from the seasonality of our businesses. Cash flows provided by operations were $7.8 and $7.3 million for the three months ended March 31, 1999 and 1998, respectively. Management believes cash flows from operations and available borrowings during 1999 will be sufficient to fund our cash requirements for the year, including capital improvements and the acquisitions of Calder Race Course and Hollywood Park Race Track and Casino.

Cash flows used in investing activities were $5.5 and $1.1 million for the three months ended March 31, 1999 and 1998, respectively. The $5.5 million in 1999 is comprised of the $2.9 million

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


acquisition of a majority interest in Charlson Broadcast Technologies, LLC during the first quarter and $2.6 million in capital spending at our facilities. The capital additions for all locations, including construction of a $2.4 million stable area dormitory at the Churchill Downs racetrack facility, are not expected to exceed $10 million for 1999.

Cash flows provided by (used in) financing activities were $3.9 and $(3.7) million for the three months ended March 31, 1999 and 1998, respectively. We borrowed $8 million and repaid $1 million on our line of credit during 1999 primarily to finance the purchase of Charlson Broadcast Technologies, LLC. In addition, we received a $1.5 million contribution by a minority interest in our Charlson Broadcast Technologies, LLC subsidiary.

In September 1998, we obtained a $100 million line of credit, of which $82 million was available at March 31, 1999 (See "Subsequent Events" section discussed later). In April 1999, our total line of credit was increased to $250 million under a new revolving loan facility, secured by substantially all of our assets, to meet working capital and other short-term requirements and to provide funding for acquisitions, including the pending purchase of Hollywood Park, which if completed, is scheduled to close in the third quarter of 1999. The new revolving loan facility matures in 2004.

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

Certain of our mission critical operations are dependent upon computer systems and applications. These systems are either directly owned and controlled by us or are provided under contract by third party technology service providers. To address the Year 2000 issue, we have categorized the Year 2000 Issue into four principal areas.

Systems Owned By the Company

The first area is related to systems that we own. These systems include application software and dedicated hardware that run our core operations. In addition, there are numerous applications that provide administrative support and management reporting functions. Some of these applications have been developed internally and others have been purchased.

To address Year 2000 compliance across this broad category of systems, we have broken each system down into its most elemental pieces in order to study the hardware including any embedded chip technology/firmware, the operating systems and finally, the applications themselves.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Hardware including any embedded chip technology/firmware that was not Year 2000 compliant has been identified and replaced as part of the routine turnover of technology capital. Hardware remaining to be replaced is scheduled for upgrading during the first half of 1999. By June 1999, all hardware and embedded chip technology/firmware that we own is expected to be Year 2000 compliant.

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

Application software compliance with the Year 2000 has been certified through a combination of technical consultation with the software developers and testing. Applications developed with internal resources have been written with the Year 2000 compliance in mind using development tools that are Year 2000 compliant. We have received technical reports from third parties on Year 2000 compliance for financial reporting, payroll, operations control and reporting and internal communications applications. We require Year 2000 compliance on any software upgrades.

Based on the schedule outlined above, we expect our owned systems to be Year 2000 compliant prior to the year 2000. The system will be tested by advancing dates to include a majority of the Year 2000 critical dates by the fourth quarter of 1999. However, even though our planned modifications to internally owned hardware and software should adequately address Year 2000 issues, there can be no assurance that unforeseen difficulties will not arise.

Technology Services Provided to the Company Under Contract By Third Parties

The second area is services provided to us by third parties. Many of these services are mission critical and could materially impact us should the systems upon which the services are dependent be unable to function.

The totalisator services provided by United Tote Company and AmTote International, Inc. are the most critical to our operations. Totalisator services include the calculation of amounts wagered and owed to winning ticket holders. United Tote developed a plan to bring all systems provided to us into Year 2000 compliance during 1998. United Tote and the Company initiated this plan during the second quarter of 1998 by undertaking a comprehensive system hardware and software upgrade that is Year 2000 compliant. The systems were successfully installed in three phases with the last phase having been completed in October 1998. All on-track, intertrack wagering and hub operations are Year 2000 compliant. We will continue to work closely with United Tote to assure that future releases and upgrades are Year 2000 compliant by including this provision as a condition of

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


contracting for future services. We are in the process of determining if AmTote International, Inc. is Year 2000 compliant and expect to complete this evaluation during the second quarter of 1999.

The video services provided by an outside vendor are also important to our operations. Video services include the capture, production and distribution of the television signal for distribution to customers located on our premises and to customers located at remote outlets throughout the nation. We are working closely with the vendor to ensure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal for Churchill Downs racetrack and Hoosier Park are Year 2000 compliant. The existing software for the graphical enhancements to the television signal is not Year 2000 compliant. We have contacted the developer of the software package directly and have received assurances that an upgrade to the software will be Year 2000 compliant.

We purchase certain data and statistical information from Equibase for resale to the public. This information is an essential element of our product and is included in printed material made available to our customers to assist in their wagering decisions. Equibase has implemented a Year 2000 remediation plan, which is expected to be completed by the second quarter of 1999.

A variety of other smaller and less critical technology service providers are involved with our product. We have received assurance letters from a majority of these suppliers and will continue to work to receive assurances from those remaining.

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

Feedback Control Systems

A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date-sensitive

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


software/embedded chip technology for correct operation. We have systems that perform each of these functions, and are identifying if any of these systems employ technology that may not be Year 2000 compliant. We will work closely with manufacturers of these products to develop a remedial plan to assure year 2000 compliance if problems are identified.

Cost and Contingency Planning

To date, we have incurred less than $75,000 in costs to remediate Year 2000 compliance issues. Our management believes that any future costs to remediate Year 2000 compliance issues will not be material to our financial position or results of operations.

We are currently evaluating our most reasonably likely worst-case Year 2000 scenario and are also developing contingency plans as part of our efforts to identify and correct Year 2000 issues affecting our owned systems as well as issues involving third party service providers. We intend to complete both its evaluation of a worst-case Year 2000 scenario and contingency planning by June 30, 1999. Due to the recent acquisition of Calder Race Course, Inc. and Tropical Park, Inc. we will continue to assess the status of our Year 2000 compliance for those entities in regards to the factors mentioned above,and we expect to complete this evaluation in the second quarter of 1999.

Subsequent Events

On April 23, 1999, we  acquired  all of the outstanding   stock of  Calder Race
Course, Inc. and Tropical Park, Inc. from KE Acquisition Corporation for a purchase price of $86 million cash plus a closing net working capital adjustment
of approximately $2.4 million cash and $0.6 million in transaction costs.   The
purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. Calder Race Course , one of four Thoroughbred tracks in Florida, offers live racing and simulcast-only days during two consecutive race meets, which run from late May through early January. The results of operations of Calder Race Course, Inc. and Tropical Park, Inc. will be included in our consolidated financial statements from the date of acquisition. Management believes the acquisition of Calder Race Course, Inc. and Tropical Park, Inc. will increase earnings during 1999.

Also on April 23, 1999, we increased our line of credit under a new revolving loan facility through a syndicate of banks headed by our principal lender to meet working capital and other short-term requirements and to provide funding for acquisitions, including the pending acquisition of Hollywood Park Race Track. The interest rate on the borrowing is based upon LIBOR plus 100 to 250 additional basis points, which is determined by certain Company financial ratios. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries. The new facility offers a line of credit of $250 million and matures in 2004.

On May 6, 1999, we signed a definitive agreement whereby we would purchase the Hollywood Park Race Track, the Hollywood Park Casino and approximately 240 acres located at the racetrack site in

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Inglewood, California. The racetrack offers live Thoroughbred racing and simulcast wagering. Terms of the agreement includes a purchase price of $140 million subject to certain adjustments and certain conditions to closing. If not so terminated, closing of the transaction is expected in the third quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures set forth in our December 31, 1998 Form 10-K have not changed significantly through the first quarter of 1999. However, as a result of our Calder Race Course, Inc. and Tropical Park, Inc. acquisition, borrowing under our variable rate debt is expected to increase significantly during the second quarter of 1999.

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

                      Not applicable

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHURCHILL DOWNS INCORPORATED



        May 14, 1999                \s\Thomas H. Meeker
                                    --------------------------------------------
                                    Thomas H. Meeker
                                    President and Chief Executive Officer
                                    (Director and Principal Executive Officer)


        May 14, 1999                \s\ Robert L. Decker
                                    -------------------------------------------
                                    Robert L. Decker
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)



        May 14, 1999                \s\Vicki L. Baumgardner
                                    --------------------------------------------
                                    Vicki L. Baumgardner
                                    Vice President, Finance and Treasurer
                                    (Principal  Accounting Officer)

                                  EXHIBIT INDEX

Numbers  Description                                      By Reference To

(2)(a) Stock Purchase Agreement and Joint Escrow Exhibit 2.1 to Report on Instructions dated as of January 21, 1999 Form 8-K dated April 23, by and among Churchill Downs Incorporated 1999 and KE Acquisition Corp.

   (b)   First   Amendment to   Stock   Purchase    Exhibit 2.2 to Report on
         Agreement dated as of April 19, 1999 by    Form  8-K  dated April 23,-
         and between Churchill Downs Incorporated,  1999
         Churchill Downs Management Company and
         KE Acquisition Corp.

   (c)   Agreement and Plan of Merger and           Exhibit 2.3 to Report on
         Amendment to Stock Purchase Agreement      Form 8-K dated April 23,
         dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill
         Downs Management Company, CR Acquisition
         Corp., TP Acquisition Corp., Calder Race
         Course, Inc., Tropical Park, Inc. and KE
         Acquisition Corp.

(10)(a)  $250,000,000 Revolving Credit Facility     Page 26, Report on Form
         Credit Agreement between Churchill Downs   10-Q for the fiscal
         Incorporated, and the guarantors party     quarter ended March 31,1999
         hereto,and the Banks party hereto and PNC
         Bank, National Association, as Agent, and
         CIBC  Oppenheimer  Corp., as  Syndication
         Agent, and Bank One, Kentucky, N.A., as
         Documentation  Agent, dated  as of
         April 23, 1999

    (b)  First Amendment to $250,000,000            Page 156, Report on Form
         Revolving Credit Facility Credit           10-Q  for  the   fiscal
         Agreement dated April  30, 1999            quarter ended March 31, 1999

    (c) Churchill Downs Incorporated Amended and Exhibit (10)(a) to report Restated Supplemental Benefit Plan dated on Form 10-K forthe year
         December 1, 1998 *                         ended December 31, 1998

    (d) Churchill Downs Incorporated, Amended and Exhibit (10)(n) to Report Restated Deferred Compensation Plan for on Form 10-K for the year
         Employees and Directors *                  ended December31, 1998

(27)     Financial Data Schedule for the fiscal     Page 161  Report on Form
         quarter ended March 31, 1999               10-Q  for the fiscal
                                                    quarter ended March 31, 1999

* Management contract or compensatory plan or arrangement.