Form 10-K/A
period 1998-12-31
CHURCHILL DOWNS INC
filed 1999-06-15
CIK 20212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For Year Ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                          Commission File Number 0-1469
                          CHURCHILL DOWNS INCORPORATED
              Exact name of registrant as specified in its charter


           KENTUCKY                                      61-0156015
State or other jurisdiction of                   IRS Employer Identification No.
Incorporation or Organization


700 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                         40208
----------------------------------------                         -----
 Address of Principal Executive Offices                         Zip Code

Registrant's Telephone Number, Including Area Code            502-636-4400


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

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 1999 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 58 to 59 of Form 10-K.

                                    I N D E X




                                                                           PAGES
ITEM 8.           Financial Statements and Supplementary Data                3
SIGNATURES                                                                  26
EXHIBIT 21        Subsidiaries of the registrant                            27
EXHIBIT 23        Consent of PricewaterhouseCoopers LLP                     28

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


PricewaterhouseCoopers LLP
/s/PricewaterhouseCoopers LLP

Louisville, Kentucky
February 24, 1999

                          CHURCHILL DOWNS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,
            ASSETS                    1998           1997          1996
                                      ----           ----          ----
Current assets:
     Cash and cash equivalents    $ 6,379,686    $ 9,280,233    $ 8,209,414
     Accounts receivable           11,968,114      7,086,889      5,218,236
     Other current assets           1,049,084        540,489        679,221
                                 ------------    -----------    -----------
          Total current assets     19,396,884     16,907,611     14,106,871

Other assets                        3,796,292      3,884,080      1,574,714
Plant and equipment, net           83,088,204     63,162,767     62,882,189
Intangible assets, net              8,369,395      1,894,350      2,165,192
                                 ------------    -----------    -----------
                                 $114,650,775    $85,848,808    $80,728,966
                                 ============    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable             $ 6,530,502    $ 5,732,783     $5,403,000
     Accrued expenses               8,098,228      7,937,575      8,021,487
     Dividends payable              3,762,521      3,658,468      2,375,271
     Income taxes payable             257,588        186,642      2,510,508
     Deferred revenue               8,412,552      7,344,830      6,511,902
     Long-term debt, current
       portion                        126,812         79,805         73,893
                                 ------------    -----------    -----------
       Total current liabilities   27,188,203     24,940,103     24,896,061

Long-term debt, due after
     one year                      13,538,027      2,633,164      2,878,714
Outstanding mutuel tickets
     (payable after one year)         806,573      1,625,846      2,031,500
Deferred compensation                 949,187        880,098        825,211
Deferred income taxes               6,937,797      2,377,100      2,316,600
Stockholders' equity:
     Preferred stock, no par value;
     authorized, 250,000 shares;
     issued, none                         -               -              -
     Common stock, no par value;
       authorized, 20,000,000
       shares, issued 7,525,041
       shares, 1998, 7,316,934
       shares, 1997 and 7,308,524
       shares, 1996                 8,926,975      3,614,567      3,493,042
     Retained earnings             56,598,957     49,842,930     44,352,838
     Deferred compensation costs     (229,944)            -              -
     Note receivable for common
     stock                            (65,000)       (65,000)       (65,000)
                                 -------------    -----------   ------------
                                   65,230,988     53,392,497     47,780,880
                                 -------------   ------------   ------------
                                 $114,650,775    $85,848,808    $80,728,966
                                 =============   ============   ============
The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS



                                            Years ended December 31,
                                     1998            1997           1996

Net  revenues                    $147,300,299   $118,907,367    $107,858,818
                                 ------------  -------------    ------------

Operating expenses:
   Purses                          50,192,973     39,718,374      34,439,143
   Other direct expenses           68,895,654     55,705,722      52,438,836
                                 ------------    -----------    ------------
                                  119,088,627     95,424,096      86,877,979
                                 ------------    -----------    ------------

     Gross profit                  28,211,672     23,483,271      20,980,839

Selling, general and
     administrative                11,068,262      9,077,983       8,665,942
                                 ------------    -----------    ------------

     Operating income              17,143,410     14,405,288      12,314,897
                                 ------------    -----------    ------------

Other income (expense):
          Interest income             679,782        575,084         390,669
          Interest expense           (896,067)      (332,117)       (337,438)
          Miscellaneous income        342,423        325,087         673,398
                                 ------------    -----------    ------------

                                      126,138        568,054         726,629
                                 ------------    -----------    ------------

Earnings before provision for
income taxes                       17,269,548     14,973,342      13,041,526


Provision for income taxes          6,751,000      5,824,782       4,970,000
                                 ------------    -----------    ------------

Net earnings                      $10,518,548     $9,148,560      $8,071,526
                                 ============    ===========    ============

Earnings per common share data:
     Basic                              $1.41          $1.25           $1.08
     Diluted                            $1.40          $1.25           $1.08

Weighted average shares :
  outstanding
     Basic                          7,460,058      7,312,052       7,445,542
     Diluted                        7,539,482      7,320,670       7,447,706

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Years Ended December 31, 1998, 1997 and 1996
                                                                                  Note       Deferred
                                     Common        Stock        Retained       Receivable  Compensation
                                     Shares        Amount       Earnings      Common Stock    Costs          Total
Balances December 31, 1995          7,569,206    $3,504,388    $43,486,460    $(65,000)     $(272,691)     $46,653,157

Net earnings                                                     8,071,526                                   8,071,526

Deferred compensation
  amortization                                                                                272,691          272,691

Issuance of common stock
  at $14.45 per share                   7,818       112,970                                                    112,970

Repurchase of common stock           (268,500)     (124,316)    (4,829,877)                                 (4,954,193)

Cash dividends, $.33 per share                                  (2,375,271)                                 (2,375,271)
                                    ---------    ----------    ------------   ---------     ----------     ------------

Balances December 31, 1996          7,308,524     3,493,042     44,352,838      (65,000)            -       47,780,880

Net earnings                                                     9,148,560                                   9,148,560

Issuance of common stock
  at $14.45 per share                   8,410       121,525                                                    121,525

Cash dividends, $.50 per share                                  (3,658,468)                                 (3,658,468)
                                    ---------    ----------    -----------    ---------     ----------     ------------

Balances December 31, 1997          7,316,934     3,614,567     49,842,930      (65,000)            -       53,392,497

Net earnings                                                    10,518,548                                  10,518,548

Deferred compensation                               344,046                                   (344,046)             -

Deferred compensation
amortization                                                                                   114,102         114,102

Issuance of common stock at
   $24.25 per share in conjunction
   with RCA acquisition               200,000     4,850,000                                                  4,850,000

Issuance of common stock
  at $14.60 per share                   8,107       118,362                                                    118,362

Cash dividends, $.50 per share                                  (3,762,521)                                 (3,762,521)
                                    ---------    ----------    -----------    ---------     ----------     ------------

Balances December 31, 1998          7,525,041    $8,926,975    $56,598,957    $ (65,000)     $(229,944)    $65,230,988
                                    =========    ==========    ===========    ==========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                             1998           1997           1996
Cash flows from operating activities:
     Net earnings                                         $10,518,548    $9,148,560     $8,071,526
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                          5,743,932     4,558,761      4,814,114
     Deferred income taxes                                   (121,000)      352,100       (461,000)
     Deferred compensation                                    183,191        54,887        226,690
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                              (2,972,985)   (2,053,211)    (2,943,932)
          Other current assets                               (292,994)     (152,868)       232,699
          Accounts payable                                 (1,245,550)      329,783     (1,114,508)
          Accrued expenses                                   (579,904)      (83,912)     4,710,605
          Income taxes payable (refundable)                    70,946    (2,323,866)     1,461,000
          Deferred revenue                                    757,889     1,017,486        237,958
          Other assets and liabilities                     (1,245,808)     (377,523)      (109,037)
                                                          ------------   -----------   ------------
             Net cash provided by operating activities     10,816,265    10,470,197     15,126,115
                                                          ------------  ------------   ------------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired
          of $517,151                                     (17,232,849)           -              -
     Additions to plant and equipment, net                 (3,524,032)   (4,568,494)    (2,570,795)
     Purchase of minority-owned investment                         -     (2,337,500)            -
                                                          ------------   -----------   ------------
          Net cash used in investing activities           (20,756,881)   (6,905,994)    (2,570,795)
                                                          ------------   -----------   ------------

Cash flows from financing activities:
     Decrease in long-term debt, net                         (140,164)     (239,638)    (3,468,569)
     Borrowings on bank line of credit                     22,000,000
     Repayments of bank line of credit                    (11,000,000)
     Dividends paid                                        (3,658,468)   (2,375,271)    (1,892,302)
     Common stock issued                                      118,362       121,525        112,970
     Common stock repurchased                                      -             -      (4,954,193)
     Loan origination costs                                  (279,661)           -              -
                                                          ------------   ----------    -----------
          Net cash provided by (used in) financing
             activities                                     7,040,069    (2,493,384)   (10,202,094)
                                                          -----------    -----------   ------------

Net increase (decrease) in cash and cash equivalents       (2,900,547)    1,070,819      2,353,226
Cash and cash equivalents, beginning of period              9,280,233     8,209,414      5,856,188
                                                          -----------    ----------    -----------
Cash and cash equivalents, end of period                   $6,379,686    $9,280,233     $8,209,414
                                                          ===========    ==========    ===========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                $497,307      $151,397       $277,149
     Income taxes                                          $7,129,540    $7,914,974     $3,970,000
Schedule of Non-cash Activities:
     Issuance of common stock related to the
          acquisition of RCA                               $4,850,000            -              -
     Invoicing for future Kentucky Derby and Oaks            $677,733      $402,328       $586,886
     Plant & equipment additions included in
          accounts payable                                    $95,055            -              -
     Compensation expense                                    $344,406            -              -

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

        Following are the unaudited pro forma results of operations as if the April 21, 1998 transaction had occurred on January 1, 1997 (in thousands, except per share and share amounts):

                                           1998                1997
                                           ----                ----
     Net revenues                        $149,272            $137,316
     Net earnings                         $9,589              $8,845
     Earnings per common share:
          Basic                           $1.28                $1.18
          Diluted                         $1.26                $1.18
     Weighted average shares
     outstanding:
          Basic                         7,520,332            7,512,052
          Diluted                       7,599,756            7,520,670

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

3.      Plant and Equipment:

        Plant and equipment is comprised of the following:


                                      1998            1997             1996
                                      ----            ----             ----
     Land                           $7,631,657      $5,999,036      $5,879,994
     Grandstands and buildings      73,376,961      57,579,747      56,154,054
     Equipment                       4,979,383       3,416,306       2,936,129
     Furniture and fixtures          5,341,119       4,327,797       3,603,276
     Tracks and other improvements  37,997,696      33,118,100      31,377,753
     Construction in process           249,438         113,210          74,206
                                   -----------     -----------     -----------
                                   129,576,254     104,554,196     100,025,412
     Accumulated depreciation      (46,488,050)    (41,391,429)    (37,143,223)
                                   ------------    ------------    ------------
                                   $83,088,204     $63,162,767     $62,882,189
                                   ===========     ===========     ===========

     Depreciation expense was $5,490,450,  $4,287,916, and $4,038,135 for the years ended December 31, 1998, 1997 and 1996.

4. Intangibles assets:

        The Company's intangible assets are comprised of the following:

                                      1998            1997            1996
                                      ----            ----            ----
Cost of acquisition in excess
     of fair value of net assets
     acquired                       $6,448,867              -               -
Indiana racing license               2,085,428      $2,085,428      $2,085,428
Loan origination costs                 279,661              -               -
Organizational and preopening costs         -               -          932,738
                                   -----------     -----------     -----------
                                     8,813,956       2,085,428       3,018,166
   Accumulated amortization           (444,561)       (191,078)       (852,974)
                                   ------------    ------------    ------------
                                    $8,369,395      $1,894,350      $2,165,192
                                   ===========     ===========     ===========

4.      Intangibles assets: (cont'd)

        Amortization expense was $253,482, $270,845 and $775,979 for the years ended December 31, 1998, 1997 and 1996.

5.      Income Taxes:

        Components of the provision for income taxes are as follows:


                                      1998            1997            1996
                                      ----            ----            ----
     Currently payable:
       Federal                      $6,110,000      $4,616,800      $4,538,000
       State & local                   762,000         856,100         893,000
                                   -----------     -----------     -----------
                                     6,872,000       5,472,900       5,431,000
                                   -----------     -----------     -----------
     Deferred:
       Federal                          45,500         308,100        (382,000)
       State & local                     6,500          44,000         (79,000)
                                   -----------     -----------     ------------
                                       52,000          352,100        (461,000)
                                   -----------     -----------     ------------
     Reversal of valuation
       allowance                      (173,000)             -               -
                                   ------------    -----------     -----------
                                    $6,751,000      $5,825,000      $4,970,000
                                   ===========     ===========     ===========

         The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:


                                       1998            1997            1996
                                       ----            ----            ----
Federal statutory tax on
   earnings before income tax       $5,942,000      $5,141,000      $4,464,000
State income taxes, net of
   federal income tax benefit          747,000         612,000         537,000
Permanent differences and other        235,000          72,000         (31,000)
Reversal of valuation allowance       (173,000)             -               -
                                   ------------    -----------     -----------
                                    $6,751,000      $5,825,000      $4,970,000
                                   ===========     ===========     ===========

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.      Income Taxes: (cont'd)

        Components of the Company's deferred tax assets and liabilities are as follows:

                                      1998            1997             1996
                                      ----            ----             ----
Deferred tax liabilities:
   Property & equipment in excess
      of tax basis                  $7,804,600      $2,415,000      $2,284,000
   Racing license in excess of tax
      basis                            650,000         636,000         657,000
                                   -----------     -----------     -----------
          Deferred tax liabilities   8,454,600       3,051,000       2,941,000
                                   -----------     -----------     -----------

Deferred tax assets:
   Supplemental  benefit plan          315,400         295,000         273,000
   State net operating loss
       carryforwards                   856,700         173,000         176,000
   Allowance for uncollectible
       receivables                      87,100          71,000          66,000
   Other assets                        191,300         250,000         136,000
   Other accruals                      246,100         128,400         511,500
                                   -----------     -----------     -----------
         Deferred tax assets         1,696,600         917,400       1,162,500
                                   -----------     -----------     -----------

Valuation allowance for state net
   operating loss carryforwards             -          173,000         176,000
                                   -----------     -----------     -----------
      Net deferred tax liability    $6,758,000      $2,306,600      $1,954,500
                                   ===========     ===========     ===========

Income taxes are classified in the balance sheet as follows:

   Net non-current deferred tax
      liability                     $6,937,800      $2,377,100      $2,316,600
   Net current deferred tax asset     (179,800)        (70,500)       (362,100)
                                   ------------    ------------    ------------
                                    $6,758,000      $2,306,600      $1,954,500
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

        Future aggregate maturities of long-term debt are as follows:


                                   1999-         $     127,000
                                   2000-               126,000
                                   2001-            11,008,000
                                   2002-                 9,000
                                   2003-                    -
                              Thereafter             2,395,000
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

        Future minimum operating lease payments are as follows:


                                        Minimum Lease
                                           Payment
                                           -------
                                   1999              $ 725,604
                                   2000                704,625
                                   2001                556,214
                                   2002                462,045
                                   2003                372,840
                              Thereafter             1,694,301
                                                    -----------
                                                    $4,515,629
                                                    ===========


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

        A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:


                              1998                       1997                    1996
                       --------------------    ----------------------    ---------------------

                     # of Shares   Weighted   # of Shares    Weighted   # of Shares   Weighted
                      Underlying    Average    Underlying     Average    Underlying    Average
                       Options     Exercise     Options      Exercise     Options     Exercise
                                    Prices                    Prices                   Prices
Outstanding at beginning
     of the year       426,532       $19.45       337,000      $19.08     248,000       $22.34
Granted                 51,766       $32.50        89,532      $20.83     274,400       $18.97
Exercised                   -            -             -           -           -            -
Canceled                    -            -             -           -      185,400       $23.27
Forfeited                   -            -             -           -           -            -
Expired                     -            -             -           -           -            -
Outstanding at end
   of year             478,298       $20.86       426,532      $19.45     337,000       $19.08
Exercisable at
   end of year         248,000       $21.02       207,400      $19.67          -            -
Weighted-average fair value per
   share of options granted
   during the year                   $10.42                     $6.34                    $5.55



        The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yields ranging from 1.20% to 1.54%; risk- free interest rates are different for each grant and range from 5.75% to 6.63%; and the expected lives of options are different for each grant and range from approximately 5.83 to 6.5 years, and expected volatility rates of 24.86%, 19.38% and 18.75% for years ending December 31, 1998, 1997 and 1996.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        The  following  table   summarizes   information   about  stock  options
        outstanding at December 31, 1998:


                                 Options Outstanding                      Options Exercisable
                   -----------------------------------------------    ----------------------------
                     Number      Weighted Average     Weighted          Number         Weighted
Range of           Outstanding      Remaining          Average        Exercisable      Average
Exercise Prices    at 12/31/98   Contributing Life   Exercise Price   at 12/31/98    Exercise Price
$15.75 to $19.25       315,900         6.05             $18.72           211,000          $20.89
$21.25 to $32.50       162,398         8.20             $25.02            37,000          $21.71
                       -------                                           -------
TOTAL                  478,298         6.77             $20.86           248,000          $21.02
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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:


                               1998                      1997                     1996
                       --------------------   -----------------------    ---------------------

                      # of Shares  Weighted   # of Shares    Weighted    # of Shares  Weighted
                       Underlying   Average    Underlying     Average     Underlying   Average
                        Options    Exercise      Options     Exercise      Options    Exercise
                                    Prices                    Prices                   Prices
Outstanding at beginning
   of the year           8,030       $14.60         8,000      $14.45       7,818       $14.45
Adjustment to prior
year estimated grants       77       $14.60           410      $14.45          -            -
Granted                  5,238       $31.45         8,030      $18.94       8,000       $17.22
Exercised                8,107       $14.60         8,410      $14.95       7,818       $14.45
Forfeited                   -            -             -           -           -            -
Expired                     -            -             -           -           -            -
Outstanding at end
   of year               5,238       $31.45         8,030      $18.94       8,000       $17.22
Exercisable at end
   of year                  -            -             -           -           -            -
Weighted-average
   Fair value per share
   of options granted
   during the year      $12.16                      $5.36                   $5.35


                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.     Stock-Based Compensation Plans: (cont'd)

        Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per common share for 1998, 1997 and 1996 would approximate the pro forma amounts presented below:


                                 1998             1997             1996
                             ------------     ------------     ------------
Net earnings:
   As reported                $10,518,548       $9,148,560       $8,071,526
   Pro-forma                  $10,086,914       $8,605,000        7,530,000

Earnings per common share:
   As reported
       Basic                        $1.41            $1.25            $1.08
       Diluted                      $1.40            $1.25            $1.08
   Pro-forma
       Basic                        $1.35            $1.18            $1.01
       Diluted                      $1.34            $1.18            $1.01

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Information: (cont'd)

        The table below presents information about reported segments for the years ending December 31, 1998, 1997 and 1996:

                       Segment Information (in thousands)
               Churchill   Hoosier    Ellis    Other       Elimina-
                 Downs      Park      Park    operations    tions         Total
Net revenues:
1998             $80,925   $47,744   $17,386      $2,497     $(1,252)   $147,300
1997              77,404    41,503        -        1,299      (1,299)    118,907
1996              74,540    33,319        -        1,334      (1,334)    107,859
EBITDA:
1998             $14,417    $5,599    $2,305        $909          -      $23,230
1997              14,205     4,282        -          802          -       19,289
1996              15,390     1,565        -          847          -       17,802
Operating income:
1998             $10,700    $4,499    $1,422        $522          -      $17,143
1997              10,557     3,088        -          760          -       14,405
1996              11,482         6        -          827          -       12,315
Total assets:
1998             $89,427   $31,732   $23,038     $71,109   $(100,655)   $114,651
1997              72,490    29,689        -       31,180     (47,510)     85,849
1996              71,047    28,626        -       26,062     (45,006)     80,729

        Following is a reconciliation of total EBITDA to income before provision for income taxes:


(in thousands)                        1998          1997          1996
                                      ----          ----          ----
Total EBITDA                         $23,230       $19,289       $17,802
Depreciation and amortization         (5,744)       (4,559)       (4,814)
Interest income (expense)               (216)          243            53
                                     -------       -------       -------
Earnings before provision for
income taxes                         $17,270       $14,973       $13,041
                                     =======       =======       =======

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

        On January 21,1999, the Company entered into an agreement to acquire all of the outstanding shares of Calder Race Course, Inc., and Tropical Park, Inc. ("Calder"), from KE Acquisition Corp., a private holding company. Terms of the agreement include a purchase price of $86 million subject to certain adjustments. Closing of the acquisition is expected in early April 1999.


      Supplementary Financial Information(Unaudited)                        Common Stock Information

                                                                        Per Share of Common Stock
                                                             ------------------------------------------------
                                 Operating                   Basic     Diluted
                      Net         Income     Net Earnings   Earnings   Earnings                Market Price
                    Revenues      (Loss)       (Loss)        (Loss)     (Loss)    Dividends    High      Low
                    --------     ----------  ------------    ------    --------   ---------    ----     ---

1998             $147,300,299   $17,143,410   $10,518,548      $1.41     $1.40
Fourth Quarter     31,241,540    (1,290,562)     (779,990)      (.10)     (.10)     $0.50     $36.44   $27.25
Third Quarter      33,299,256    (1,016,288)     (654,915)      (.09)     (.09)                41.44    27.63
Second Quarter     67,374,352    22,219,991    13,522,484       1.81      1.79                 43.25    24.00
First Quarter      15,385,151    (2,769,731)   (1,569,031)      (.21)     (.21)                25.31    19.31
-------------------------------------------------------------------------------------------------------------
1997             $118,907,367   $14,405,288    $9,148,560      $1.25     $1.25
Fourth Quarter     28,021,261      (269,688)       30,749       0.00      0.00      $0.50     $23.38   $20.75
Third Quarter      16,827,607    (3,005,270)   (1,819,209)     (0.25)   ( 0.25)                21.00    16.25
Second Quarter     60,779,635    20,815,669    12,785,706       1.75      1.75                 19.00    16.50
First Quarter      13,278,864    (3,135,423)   (1,848,686)     (0.25)    (0.25)                18.50    16.00
-------------------------------------------------------------------------------------------------------------
1996             $107,858,818   $12,314,897   $ 8,071,526      $1.08     $1.08
Fourth Quarter     26,369,324    (1,092,044)     (171,138)     (0.02)    (0.02)     $0.33     $18.25   $17.00
Third Quarter      15,200,752    (2,782,430)   (1,580,988)     (0.21)    (0.21)                18.75    17.00
Second Quarter     54,939,249    19,637,584    11,896,865       1.59      1.59                 22.00    18.00
First Quarter      11,349,493    (3,448,213)   (2,073,213)     (0.27)    (0.27)                20.00    16.00
-------------------------------------------------------------------------------------------------------------




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

                                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CHURCHILL  DOWNS INCORPORATED



        June 15, 1999                 \s\Thomas H. Meeker
                                      Thomas H. Meeker
                                      President and Chief Executive Officer
                                      (Director and Principal Executive Officer)



        June 15, 1999                 \s\Robert L. Decker
                                      Robert L. Decker
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)



        June 15, 1999                 \s\Vicki L. Baumgardner
                                      Vicki L. Baumgardner
                                      Vice President, Finance and Treasurer
                                      (Principal Accounting Officer)

                                  EXHIBIT (21)



Subsidiary                                       State/Jurisdiction of
                                                 Incorporation/Organization

Churchill Downs Management Company                      Kentucky
Hoosier Park, L.P. (limited partnership)                Indiana
Ellis Park Race Course, Inc.                            Kentucky
Racing Corporation of America d/b/a Kentucky
Horse Center                                            Delaware
Calder Race Course, Inc.                                Florida
Tropical Park, Inc                                      Florida

                                  EXHIBIT (23)


       We consent to the incorporation by reference in the registration statements of Churchill Downs Incorporated on Forms S-8 (File Nos. 33-85012, 333-62013 and 33-61111) of our report, dated February 24, 1999 on our audits of the consolidated financial statements and consolidated financial statement schedule of Churchill Downs Incorporated as of December 31, 1998, 1997 and 1996 and for each of the three years then ended which report is included in this Annual report on Form 10-K/A.


\s\ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
June 15, 1999



                                       -28