Form 10-Q
period 1999-06-30
CHURCHILL DOWNS INC
filed 1999-08-13
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-1469


                          CHURCHILL DOWNS INCORPORATED
             (Exact name of registrant as specified in its charter)

            Kentucky                                    61-0156015
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

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

                                  Yes X No____

The number of shares outstanding of registrant's common stock at August 13, 1999 was 9,832,127 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X





PART I.  FINANCIAL INFORMATION                                             PAGES

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets, June 30, 1999,              3
            December 31, 1998 and June 30, 1998

            Condensed Consolidated Statements of Earnings for the six          4
            and three months ended June 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the            5
            six months ended June 30, 1999 and 1998

            Condensed Notes to Consolidated Financial Statements            6-12

   ITEM 2.  Management's Discussion and Analysis of Financial              13-23
            Condition and Results of Operations

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        24

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 1.  Legal Proceedings (Not applicable)                                24

   ITEM 2.  Changes in Securities and Use of Proceeds (Not applicable)        24

   ITEM 3.  Defaults Upon Senior Securities (Not applicable)                  24

   ITEM 4.  Submission of Matters to a Vote of Security Holders            24-25

   ITEM 5.  Other Information (Not applicable)                                25

   ITEM 6.  Exhibits and Reports on Form 8-K                                  25

   Signatures                                                                 26

   Exhibit Index                                                              27

   Exhibits                                                                28-59

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                       June 30,     December 31,     June 30,
                ASSETS                   1999           1998           1998
                                         ----           ----           ----
Current assets:
     Cash and cash equivalents       $ 21,927,123   $  6,379,686   $  7,952,835
     Accounts receivable               14,652,743     11,968,114     14,436,397
     Other current assets               1,670,492      1,049,084        363,734
                                     -------------  -------------  -------------
          Total current assets         38,250,358     19,396,884     22,752,966

Other assets                            8,947,247      3,796,292      4,452,913
Plant and equipment, net              133,461,131     83,088,204     84,663,446
Intangible assets, net                 62,268,627      8,369,395      9,488,088
                                     -------------  -------------  -------------
                                     $242,927,363   $114,650,775   $121,357,413
                                     =============  =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                $ 14,717,921   $  6,530,502   $ 11,375,368
     Accrued expenses                  16,937,491      8,098,228      9,359,247
     Dividends payable                         -       3,762,521             -
     Income taxes payable               7,678,956        257,588      7,110,768
     Deferred revenue                   3,362,318      8,412,552      2,307,262
     Long-term debt, current portion      479,202        126,812        122,801
                                     -------------  -------------  -------------
          Total current liabilities    43,175,888     27,188,203     30,275,446

Long-term debt, due after one year    103,271,284     13,538,027      8,728,963
Other liabilities                       4,553,890      1,755,760      4,099,794
Deferred income taxes                  15,982,069      6,937,797      8,000,643
Shareholders' equity:
     Preferred stock, no par value;
          authorized, 250,000 shares;         -              -              -
          issued, none
     Common stock, no par value;
          authorized, 20,000,000 shares,
          issued 7,525,041 shares,
          June 30, 1999 and December
          31, 1998 and 7,516,934
          shares, June 30, 1998         8,926,975      8,926,975      8,808,613
     Retained earnings                 67,254,715     56,598,957     61,796,384
     Deferred compensation costs         (172,458)      (229,944)      (287,430)
     Note receivable for common stock     (65,000)       (65,000)       (65,000)
                                     -------------  -------------  -------------
                                       75,944,232     65,230,988     70,252,567
                                     -------------  -------------  -------------
                                     $242,927,363   $114,650,775   $121,357,413
                                     =============  =============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            for the six and three months ended June 30, 1999 and 1998
                                   (Unaudited)


                                Six Months Ended June 30,      Three Months Ended June 30,
                                   1999           1998            1999            1998

Net  revenues                  $101,802,751    $82,759,503     $84,139,825     $67,374,352
Operating expenses              74,819,679      58,336,648      55,662,526      42,337,520
                               -------------   ------------    ------------    ------------

     Gross profit                26,983,072     24,422,855      28,477,299      25,036,832

Selling, general and
     administrative expenses      6,889,501      4,972,595       3,586,386       2,816,841
                               -------------   ------------    ------------    ------------

     Operating income            20,093,571     19,450,260      24,890,913      22,219,991
                               ------------    -----------     -----------     ------------

Other income (expense):
          Interest income           362,233        362,305         214,802         173,035
          Interest expense       (2,208,832)      (405,297)     (1,773,367)       (300,773)
          Miscellaneous, net        125,025        166,186          80,908          49,131
                               -------------   ------------    ------------    ------------

                                 (1,721,574)       123,194      (1,477,657)        (78,607)
                               ------------    ------------    ------------    ------------

    Earnings before income
         tax provision           18,371,997     19,573,454      23,413,256      22,141,384
                               -------------   ------------    ------------    ------------

Federal and state income tax
         provision               (7,716,239)    (7,620,000)     (9,747,362)    (8,618,900)
                               -------------   ------------    ------------    ------------

     Net earnings              $ 10,655,758    $11,953,454     $13,665,894     $13,522,484
                               =============   ============    ============    ============


Net earnings per share:
     Basic                            $1.42          $1.62           $1.82           $1.81
     Diluted                          $1.39          $1.61           $1.79           $1.79

Weighted average shares
outstanding:
     Basic                        7,525,041      7,395,387       7,525,041       7,472,978
     Diluted                      7,670,520      7,438,018       7,649,420       7,546,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CHURCHILL DOWNS INCORPORATED CONDENSED
                CONSOLIDATED STATEMENTS OF CASH FLOWS for the six
                       months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                     Six Months Ended June 30
                                                       1999            1998
Cash flows from operating activities:
   Net earnings                                     $10,655,758     $11,953,454
   Adjustments to reconcile net earnings to
        net cash provided by operating activities:
   Depreciation and amortization                      4,510,995       2,551,573
   Deferred compensation                                150,392          84,216
   Deferred income taxes                               (100,781)             -
   Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
        Accounts receivable                          (2,022,241)     (6,428,673)
        Other current assets                            (38,939)        302,756
        Accounts payable                              7,894,379       3,694,371
        Accrued expenses                              2,748,996         681,115
        Income taxes payable                          7,421,368       6,924,126
        Deferred revenue                             (5,050,234)     (5,071,986)
        Other assets and liabilities                    (33,738)      1,007,463
                                                    ------------   -------------
        Net cash provided by operating activities    26,135,955      15,698,415
                                                    ------------   -------------

Cash flows from investing activities:
   Additions to plant and equipment, net             (8,079,580)     (2,181,257)
   Prepaid acquisition costs - Hollywood Park          (322,799)             -
   Acquisition of business, net of cash acquired    (85,324,542)    (17,232,849)
                                                    ------------   -------------
        Net cash used in investing activities       (93,726,921)    (19,414,106)
                                                    ------------   -------------

Cash flows from financing activities:
   Increase (decrease) in long-term debt, net          (994,698)         46,761
   Borrowings on bank line of credit                119,000,000      16,000,000
   Repayments of bank line of credit                (30,000,000)    (10,000,000)
   Payment of loan origination costs                 (2,655,794)             -
   Dividends paid                                    (3,762,521)     (3,658,468)
   Contribution by minority interest in subsidiary    1,551,416              -
                                                    ------------   -------------
        Net cash provided by financing activities    83,138,403       2,388,293
                                                    ------------   -------------

Net increase (decrease) in cash and cash
   equivalents                                       15,547,437      (1,327,398)
Cash and cash equivalents, beginning of period        6,379,686       9,280,233
                                                    ------------   -------------
Cash and cash equivalents, end of period            $21,927,123     $ 7,952,835
                                                    ============   =============
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                          $1,650,000        $410,652
   Income taxes                                        $775,000        $539,000
Noncash transaction:
   Issuance of common stock related to the
   acquisition of RCA                                        -       $4,850,000
   Accrued acquisition costs related to
   Hollywood Park                                    $1,668,672               -

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)

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

2.      Long-Term Debt

        On April 23, 1999, the Company increased its line of credit to $250 million under a new revolving loan facility through a syndicate of banks headed by its principal lender to meet working capital and other short-term requirements and to provide funding for acquisitions, including the pending acquisition of Hollywood Park Race Track. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. There was $100.0 million outstanding on the line of credit at June 30, 1999 compared to $11.0 million outstanding at December 31, 1998 and $6.0 million outstanding at June 30, 1998 under previous lines of credit. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

3.      Reclassification

        Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)


4.      Acquisitions

        On May 5, 1999, the Company entered into a definitive agreement with Hollywood Park, Inc. to acquire the Hollywood Park Race Track and the Hollywood Park Casino in Inglewood, California, for approximately $140.0 million plus acquisition costs which approximate $2.0 million as of June 30, 1999. Consummation of the acquisition is subject to several conditions, including receipt of regulatory approvals. The Company will acquire approximately 240 acres of land upon which the racetrack and casino are located. The Company will lease the Hollywood Park Casino to Hollywood Park, Inc. under a ten-year lease with one ten-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The transaction is expected to close on August 31, 1999.

        On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corporation for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. Calder Race Course, one of four Thoroughbred tracks in Florida, offers live racing and simulcast- only days during two consecutive race meets, which run from late May through early January. The purchase price of $89.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $48.7 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation above is preliminary and may require adjustment in the Company's future financial statements based on a final determination of liabilities assumed in the acquisition.

        On April 21, 1998, the Company acquired from TVI Corp., ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, which includes transaction costs of $0.6 million. RCA owns and operates Ellis Park Race Course in Henderson, Kentucky, and the Kentucky Horse Center, a training facility located in Lexington, Kentucky. As part of the transaction, TVI received 200,000 shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The purchase price of $22.6 million was allocated to the

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)

        acquired assets and liabilities based on their fair values on the acquisition date with the excess of $6.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

        Following are the unaudited pro forma results of operations as if the April 23, 1999 acquisition of Calder Race Course and the April 21, 1998 acquisition of Racing Corporation of America had occurred on January 1, 1998 (in thousands, except per share and share amounts):


                                        Six Months Ended     Six Months Ended
                                          June 30, 1999        June 30, 1998
                                          -------------        -------------
         Net revenues                       $105,378              $97,318
         Net earnings                        $8,553               $7,346
         Earnings per common share:
             Basic                            $1.14                $0.99
             Diluted                          $1.11                $0.98
         Weighted average shares
             Basic                          7,525,041            7,455,387
             Diluted                        7,670,520            7,498,018

        This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results.

        On January 13, 1999, the Company acquired a 60% interest in Charlson Broadcast Technologies, LLC ("CBT") for $3.1 million and made an additional equity contribution to CBT in the amount of $2.3 million. CBT's total assets and liabilities were $2.1 million and $2.2 million, respectively, on the date of acquisition. The purchase price was allocated to the fair value of net assets acquired, with the excess of $3.2 million being amortized over periods of 5 and 20 years based on the nature of the intangibles acquired. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           for the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)

5.      Earnings Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                  Six months                  Three months
                                                ended June 30,               ended June 30,
                                              1999           1998          1999           1998
Earnings (numerator) amounts used for
basic and diluted per share computations:  $10,655,758   $11,953,454    $13,665,894    $13,522,484
                                           -----------   -----------    -----------    -----------

Weighted average shares (denominator) of
common stock outstanding per share:
     Basic                                   7,525,041     7,395,387      7,525,041      7,472,978
     Plus dilutive effect of outstanding
     stock options                             145,479        42,631        124,379         73,205
                                           -----------   -----------    -----------    -----------
     Diluted                                 7,670,520     7,438,018      7,649,420      7,546,183

Basic net earnings per share                     $1.42         $1.62          $1.82          $1.81
Diluted net earnings per share                   $1.39         $1.61          $1.79          $1.79

        Options to purchase 51,766 shares for the three and six months ended June 30, 1999 were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common share.

        On July 20, 1999, the Company issued 2,300,000 shares of common stock. If these shares had been outstanding in the periods presented above, it would have materially impacted the number of potential common shares outstanding and basic and diluted net earnings per share at the end of the periods.

6.      Segment Information

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following five segments: (1) Churchill Downs racetrack, the Louisville Sports Spectrum simulcast facility and Churchill Downs corporate expenses (2) Calder Race Course (3) Ellis Park racetrack and its on-site simulcast facility, (4) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (5) Other operations. Hollywood Park Race Track will be included as a segment after the expected third quarter acquisition.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)




        Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and simulcast wagering facilities, as well as Indiana riverboat admissions revenue, simulcast fees, admissions and concessions revenue and other sources. Other operations include Kentucky Horse Center, Charlson Broadcast Technologies, LLC and the Company's investments in various other business enterprises. The Company's equity interest in the net income of equity method investees is not material. Eliminations include the elimination of management fees and other intersegment transactions.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1998. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results of cash flows (as determined in accordance with GAAP) or as a measure of our liquidity.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)


The table below presents information about reported segments for the six months and three months ended June 30, 1999 and 1998:

                       Segment Information (in thousands)
                     Six Months Ended June 30, 1999 and 1998

                           Calder
               Churchill    Race     Hoosier   Ellis      Other      Elimina-
                 Downs     Course     Park      Park    operations    tions      Total
Net Revenues
1999              61,133    11,701    24,258   2,963         2,711       (963)  101,803
1998              59,229        -     21,892   1,298           947       (606)   82,760
EBITDA
1999              19,469     1,888     3,387     (803)         661         -     24,602
1998              19,163        -      3,007     (429)         427         -     22,168
Operating
income (loss)
1999              17,666     1,302     2,766   (1,450)        (190)        -     20,094
1998              17,297        -      2,457     (629)         325         -     19,450
Total Assets
1999             191,894   108,593    34,737   23,031      171,655   (286,983)  242,927
1998              93,186        -     32,492   19,746       68,487    (92,554)  121,357

                    Three Months Ended June 30, 1999 and 1998
                           Calder
               Churchill    Race    Hoosier    Ellis      Other      Elimina-
                 Downs     Course    Park       Park    operations    tions      Total
Net Revenues
1999              56,490    11,701    13,310    1,797        1,497       (655)   84,140
1998              53,862        -     11,874    1,298          613       (272)   67,375
EBITDA
1999              23,944     1,888     1,709     (421)         332         -     27,452
1998              22,514        -      1,353     (429)         224         -     23,662
Operating
income (loss)
1999              23,056     1,302     1,389     (748)        (108)        -     24,891
1998              21,640        -      1,078     (629)         131         -     22,220

Following is a reconciliation of total EBITDA to income before provision for income taxes:


                                      Six Months            Three Months
                                    ended June 30,         ended June 30,
(in thousands)                      1999       1998        1999       1998
                                    ----       ----        ----       ----
Total EBITDA                      $24,602    $22,168     $27,452    $23,662
Depreciation and amortization      (4,384)    (2,552)     (2,481)    (1,393)
Interest income (expense), net     (1,846)       (43)     (1,558)      (128)
                                  --------   --------    --------   --------
Earnings before provision for
  income taxes                    $18,372    $19,573     $23,413    $22,141
                                  ========   ========    ========   ========

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 1999 and 1998 (continued)
                                   (Unaudited)


7.      Subsequent Events

        On July 20, 1999 the Company issued 2,300,000 shares of the Company's common stock at a price of $29 per share. The total proceeds before offering expenses were $63.2 million, and were used for the repayment of bank borrowings.



                                       -12

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



Information   set  forth  in  this  discussion  and  analysis  contain  various
"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the impact of competition from alternative gaming (including lotteries and riverboat and cruise ship casinos) in those markets in which we operate; a substantial change in law or regulations affecting our gaming activities; a substantial change in allocation of live racing days; a decrease in riverboat admissions revenue from our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; Year 2000 computer issues; the loss of key personnel and the volatility of our stock price.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Standardbred and Quarter Horse horse races and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Calder Race Course, a Thoroughbred racetrack in Miami, Florida; Ellis Park Race Course, a Thoroughbred racetrack in Henderson, Kentucky ("Ellis Park"); and Kentucky Horse Center, a Thoroughbred training center in Lexington, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing in Louisville, Kentucky, and at our three simulcast wagering facilities in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks.

Because of the seasonal timing of our racing meets, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year.


                                       -13

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Our primary sources of revenue are commissions and fees earned from pari-mutuel wagering on live and simulcast horse races. Other sources of revenue include admissions and seating, riverboat admission tax subsidy, concession commissions primarily for the sale of food and beverages, sponsorship revenues, licensing rights and broadcast fees.

RESULTS OF OPERATIONS

Pari-mutuel wagering for our four live racing facilities and four separate simulcast wagering facilities during the six months ended June 30, 1999 and 1998 is as follows:


                             ($ in thousands, except for number of days)
                        Churchill Downs       Calder         Hoosier       Ellis
                           racetrack        Race Course**     Park         Park*
Live racing
  1999 handle                  $93,689           $35,225      $5,546        $596
  1999 no. of days                  47                29          67           2
  1998 handle                  $95,951           $35,785      $4,924        $342
  1998 no. of days                  47                30          54           1

Export simulcasting
  1999 handle                 $336,344           $68,409      $9,593      $4,736
  1999 no. of days                  47                41          67           2
  1998 handle                 $303,951           $67,654      $9,170      $1,531
  1998 no. of days                  47                41          54           1

Import simulcasting
  1999 handle                  $55,258                -      $69,262     $23,894
  1999 no. of days                 101                -          581         179
  1998 handle                  $62,041                -      $66,617     $23,481
  1998 no. of days                  98                -          589         177

* Pari-mutuel wagering information for Ellis Park is provided for the six months ended June 30, 1999 and 1998. However, only revenues generated since its acquisition on April 21, 1998 have been included in the Company's results of operations.

**Pari-mutuel wagering information for Calder Race Course is provided for the six months ended June 30, 1999 and 1998. However, only revenues generated since its acquisition on April 23, 1999 have been included in the Company's results of operations.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Revenues

Net revenues during the six months ended June 30, 1999 increased $19.0 million (23%) from $82.8 million in 1998 to $101.8 million in 1999. Churchill Downs racetrack revenues increased $1.9 million (3%) primarily due to an increase in corporate sponsor event ticket prices, admissions and seat revenue, concessions, and program revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Calder Race Course contributed $11.7 million to the first six months of 1999 net revenues as opposed to none in the prior year. Hoosier Park revenues increased $2.4 million (11%) primarily due to a $1.8 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Net revenues for Ellis Park for the first six months of 1999 increased $1.7 million (128%) primarily due to the timing of the acquisition. Other operations, including the 1999 acquisition of Charlson Broadcasting Technologies the 1998 acquisition of Kentucky Horse Center and intercompany eliminations, comprised the remaining $1.3 million of the increase.

Operating Expenses

Operating expenses increased $16.5 million (28%) from $58.3 million in 1998 to $74.8 million in 1999. Churchill Downs racetrack's operating expenses increased $1.0 million (3%). Calder Race Course incurred 1999 operating expenses of $9.9 million versus none in the first six months of 1998. Hoosier Park operating expenses increased $2.1 million (11%) due primarily to required increases in purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park operating expenses increased $2.2 million (131%) for the first six months of 1999 as compared to expenses after the acquisition date of April, 21 1998 for the prior year. Other operations, including Charlson Broadcasting Technologies, Kentucky Horse Center and intercompany eliminations, accounted for the remaining $1.3 million of the increase in operating expenses.

Gross Profit

Gross profit increased $2.6 million from $24.4 million in 1998 to $27.0 million in 1999. The increase in gross profit was primarily the result of the current year acquisition of Calder Race Course and the increase in gross profit for Churchill Downs racetrack due to record attendance on Kentucky Oaks and Kentucky Derby days.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $1.9 million (38%) from $5.0 million in 1998 to $6.9 million in 1999. SG&A expenses at Churchill Downs increased $0.6 million (15%) due primarily to increased corporate staffing and compensation expenses reflecting the

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Company's strengthened corporate services to meet the needs of new business units. The acquisition of Calder Race Course contributed $0.5 million and the second quarter of 1998 acquisition of Ellis Park contributed $0.3 million of the increase. Other operations, including Charlson Broadcast Technologies, LLC and Kentucky Horse Center, accounted for remaining $0.5 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $1.8 million from $0.4 million in 1998 to $2.2 million in 1999 primarily as a result of borrowings to finance the acquisition of Calder Race Course and Charlson Broadcast Technologies, LLC in 1999 and the acquisition of Ellis Park in April 1998.

Income Tax Provision

Our income tax provision increased by $0.1 million for the six months ended June 30, 1999 as compared to June 30, 1998 as a result of an increase in the estimated effective tax rate from 38.9% in 1998 to 42.0% in 1999 due primarily to non-deductible amortization expense related to the acquisitions of Calder Race Course in April 1999, Charlson Broadcast Technologies, LLC in January 1999 and Ellis Park and Kentucky Horse Center in April 1998 offset by a decrease in pre-tax earnings of $1.2 million.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Revenues

Net revenues during the three months ended June 30, 1999 increased $16.7 million (25%) from $67.4 million in 1998 to $84.1 million in 1999. Churchill Downs racetrack revenues increased $2.6 million (5%) primarily due to $1.9 million of increased revenues on the Kentucky Oaks and Kentucky Derby days. Calder Race Course contributed $11.7 million to the three months ended June 30, 1999 net revenues as opposed to none in the prior year. Hoosier Park revenues increased $1.4 million (12%) primarily due to a $1.0 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Net revenues for Ellis Park for the second quarter of 1999 increased by $0.5 million (38%). Other operations, including the 1999 acquisition of Charlson Broadcasting Technologies and intercompany eliminations, comprised the remaining $0.5 million of the increase.

Operating Expenses

Operating expenses increased $13.4 million (32%) from $42.3 million in 1998 to $55.7 million in 1999. Churchill Downs racetrack operating expenses increased $1.0 million (3%). Calder Race Course incurred 1999 operating expenses of $9.9 million versus none in the second quarter of 1998. Hoosier

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Park operating expenses increased $1.2 million (11%) due primarily to required increases in purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park operating expenses increased $0.6 million (36%) for the second quarter of 1999 as compared to expenses after the acquisition date of April 21, 1998 for the prior year, consistent with the increase in revenues. Other operations, including Charlson Broadcasting Technologies, Ellis Park and intercompany eliminations, accounted for the remaining $0.7 million of the increase in operating expenses.

Gross Profit

Gross profit increased $3.5 million from $25.0 million in 1998 to $28.5 million in 1999. The increase in gross profit was primarily the result of the current year acquisition of Calder Race Course and the increase in gross profit for Churchill Downs racetrack due to record attendance on Kentucky Oaks and Kentucky Derby days.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $0.8 million (29%) from $2.8 million in 1998 to $3.6 million in 1999. SG&A expenses at Churchill Downs increased $0.2 million (9%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The acquisition of Calder Race Course contributed $0.5 million. Other operations accounted for remaining $0.1 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $1.5 million from $0.3 million in 1998 to $1.8 million in 1999 primarily as a result of borrowings to finance the acquisition of Calder Race Course and Charlson Broadcast Technologies, LLC in 1999 and the acquisition of Ellis Park in April 1998.

Income Tax Provision

Our income tax provision increased by $1.1 million for the three months ended June 30, 1999 as compared to June 30, 1998 as a result of an increase in pre-tax earnings of $1.3 million and an increase in the estimated effective tax rate from 38.9% in 1998 to 41.6% in 1999 due primarily to non-deductible amortization expense related to the acquisitions of Calder Race Course in April 1999, Charlson Broadcast Technologies, LLC in January 1999 and Ellis Park and Kentucky Horse Center in April 1998.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Significant Changes in the Balance Sheet June 30, 1999 to December 31, 1998

Accounts receivable balances increased by $2.7 million in 1999. The acquisition of Calder Race Course increased accounts receivable by $1.3 million. The remaining increase of $1.4 million was primarily a result of the timing of payments received for Churchill Downs live meet.

Other assets increased $5.2 million in 1999. The acquisition of Calder Race Course increased other assets $1.8 million primarily due to investments held for the future Florida Stallion Stakes races. The remaining increase was primarily due to $2.0 million of costs incurred for the expected acquisition of Hollywood Park.

Intangible assets increased $53.9 million primarily due to the addition of goodwill of $3.2 million recorded for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter of 1999, and $48.7 million recorded for the acquisition of Calder Race Course during the second quarter of 1999. In addition, costs related to the Company's new $250 million revolving loan facility of $2.7 million are included. These increases were partially offset by current year additions to accumulated amortization.

The net plant and equipment increase of $50.4 million during 1999 included $48.2
million for the  acquisitions of Calder Race  Course  and  Charlson   Broadcast
Technologies, LLC and the remaining increase was due to routine capital spending at our operating units offset by current year depreciation expense.

Accounts payable increased $8.2 million at June 30, 1999 primarily due to increases in purses payable and other expenses related to simulcast wagering for Hoosier Park and Ellis Park and an increase in accounts payable was also due to our acquisition of Calder Race Course during the second quarter of 1999.

Accrued expenses increased $8.8 million, primarily due to a $7.1 million increase as a result of the Calder Race Course acquisition. The remaining increase was due to accrued acquisition costs related to Calder Race Course and the acquisition costs related to the expected third quarter of 1999 acquisition of Hollywood Park Racetrack.

Dividends payable decreased $3.7 million at June 30, 1999 due to the payment of dividends of $3.7 million (declared in 1998) in first quarter 1999.

Income taxes payable increased by $7.4 million at June 30, 1999 representing the estimated income tax expense attributed to income generated in the six months of 1999 and the increase in effective tax rate.

Deferred revenue decreased $5.1 million at June 30, 1999, primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 1998 recognized as income in May 1999 for the Kentucky Derby and Kentucky Oaks race days. This decrease was offset by a $2.0 million increase in deferred revenues acquired with the acquisition of Calder Race Course in the second quarter of 1999.

                                       -18

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The long-term debt increase of $89.7 million was the result of additional borrowings on our bank line of credit during 1999, primarily used to fund the 1999 acquisitions of Calder Race Course and Charlson Broadcast Technologies, LLC.

Deferred income taxes increased by $9.0 million primarily as a result of the recognition of deferred taxes with the Calder Race Course acquisition during the second quarter of 1999.

Significant Changes in the Balance Sheet June 30, 1999 to June 30, 1998

Other assets increased $4.5 million in 1999. The acquisition of Calder Race Course increased other assets $1.8 million primarily due to investments held for the future Florida Stallion Stakes races. The remaining increase was primarily due to $2.0 million of costs incurred for the expected acquisition of Hollywood Park.

Intangible assets increased $52.8 million primarily due to the addition of goodwill of $3.2 million recorded for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter of 1999, and $48.7 million recorded for the acquisition of Calder Race Course during the second quarter of 1999. In addition, costs related to the Company's new $250 million revolving loan facility of $2.7 million are included. These increases were partially offset by additions to accumulated amortization.

Net  plant  and  equipment   increase of  $48.8  million included $48.2 million
for the acquisitions of Calder Race Course and Charlson Broadcast Technologies, LLC and the remaining increase was due to routine capital spending at our operating units offset by depreciation expense.

The accounts payable increase of $3.3 million was primarily due to the acquisition of Calder Race Course which represents $2.2 million of the increase. The remaining $1.1 million was due to the timing of payments for horsemen-related and simulcast payables for Churchill Downs racetrack Spring Meet.

Accrued expenses increased $7.6 million, primarily due to a $7.1 million increase as a result of the Calder Race Course acquisition.

The long-term debt increase of $94.5 million was due primarily to line of credit borrowings used to fund the acquisitions of Calder Race Course during the second quarter of 1999 and Charlson Broadcast Technologies, LLC during the first quarter of 1999.

Deferred income taxes increased by $8.0 million as a result of the recognition of deferred taxes with the Calder Race Course acquisition during the second quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

The working capital deficiency was $4.9 and $7.5 million for the six months ended June 30, 1999 and 1998, respectively, which results from the seasonality of our businesses. Cash flows provided by operations were $26.1 and $15.7 million for the six months ended June 30, 1999 and 1998, respectively. Significant changes in operating cash flows are primarily a result of the current year acquisitions of Charlson Broadcast Technologies, LLC and Calder Race Course. Management believes cash flows from operations and available borrowings during 1999 will be sufficient to fund our cash requirements for the year, including capital improvements and the acquisition of Hollywood Park Race Track and Casino.

Cash flows used in investing activities were $93.7 and $19.4 million for the six months ended June 30, 1999 and 1998, respectively. Cash used for 1999 business acquisitions consisted of $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter. We also had prepaid acquisition costs of $0.3 million for the expected third quarter acquisition of Hollywood Park Race Track and Casino. We used $8.1 million for capital spending at our facilities including $1.2 million for the construction of a stable area dormitory and $0.6 million for the renovation of the racing offices at Churchill Downs racetack facility. The additional increase in capital spending from prior year spending is primarily
the  result  of  the  RCA, Charlson  Broadcast  LLC, and  Calder  Race   Course
acquisitions.

Cash flows provided by financing activities were $83.1 and $2.4 million for the six months ended June 30, 1999 and 1998, respectively. We borrowed $119 million and repaid $30 million on our line of credit during 1999 primarily to finance the purchase of Calder Race Course and Charlson Broadcast Technologies, LLC. We received a $1.6 million contribution by a minority interest in our Charlson Broadcast Technologies, LLC subsidiary. In addition, we incurred $2.7 million of costs for the origination of the $250 million line of credit.

In April 1999, our total line of credit was increased to $250 million under a new revolving loan facility, of which $100 million was outstanding at June 30, 1999. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The new facility is secured by substantially all of our assets. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for acquisitions, including the pending purchase of Hollywood Park. The new revolving loan facility matures in 2004.

Impact of the Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If our computer programs with date- sensitive functions are not Year 2000 compliant, they may be unable to distinguish the year 2000 from the year 1900. This could result in system failure or miscalculations leading to a disruption of business operations.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Some of our mission critical operations are dependent upon computer systems and applications. These systems are either directly owned and controlled by us or are provided under contract by third party technology service providers. To address the Year 2000 issue, we have categorized the Year 2000 Issue into four principal areas.

Systems Owned By the Company

The first area is related to systems that we own. These systems include application software and dedicated hardware that run our core operations. In addition, there are numerous applications that provide administrative support and management reporting functions. We developed some of these applications internally and purchased other applications.

To address Year 2000 compliance across this broad category of systems, we have broken each system down into its most elemental pieces in order to study the hardware including any embedded chip technology/firmware, the operating systems and, finally, the applications themselves.

We have identified hardware, including any embedded chip technology/firmware that was not Year 2000 compliant and replaced it as part of the routine turnover of technology capital. The remaining hardware requiring replacement was upgraded during the first half of 1999. At the end of June 1999, all hardware and embedded chip technology/firmware that we own were believed to be Year 2000 compliant.

We have checked all operating systems supporting specific applications by advancing the dates to determine if the date change impacts operating system-level functionality. As new operating system upgrades are made available and installed, periodic testing will continue to assure operating system- level functionality is maintained. In addition, we have contacted the developers of the operating systems we use and have received assurances as to their compatibility with the Year 2000 transition.

Application software compliance with the Year 2000 has been certified through a combination of technical consultation with the software developers and testing. Applications developed with internal resources have been written with Year 2000 compliance in mind using development tools that are Year 2000 compliant. We have received technical reports from third parties on Year 2000 compliance for financial reporting, payroll, operations control and reporting and internal communications applications. We require Year 2000 compliance on any software upgrades.

Based on the schedule outlined above, we expect our owned systems to be Year 2000 compliant prior to the year 2000. We will test the system by advancing dates to include a majority of the Year 2000 critical dates by the fourth quarter of 1999. However, even though our planned modifications to internally owned hardware and software should adequately address Year 2000 issues, there can be no assurance that unforeseen difficulties will not arise.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Technology Services Provided to the Company Under Contract By Third Parties

The second area is services provided to us by third parties. Many of these services are mission critical and could materially impact on us should the systems upon which the services are dependent be unable to function.

The totalisator services provided by United Tote Company and AmTote International, Inc. are the most critical to our operations. Totalisator services include the calculation of amounts wagered and owed to winning ticket holders. United Tote developed a plan to bring all systems provided to us into Year 2000 compliance during 1998. United Tote and the Company initiated this plan during the second quarter of 1998 by undertaking a comprehensive system hardware and software upgrade that is Year 2000 compliant. We successfully installed the systems in three phases with the last phase having been completed in October 1998. All on-track, intertrack wagering and hub operations are Year 2000 compliant. We will continue to work closely with United Tote to assure that future releases and upgrades are Year 2000 compliant by including this provision as a condition in contracts for future services. Based on our evaluation, we believe that AmTote, which is utilized by Calder Race Course, is on schedule to be Year 2000 compliant by the fourth quarter of 1999.

The video services provided by an outside vendor are also important to our operations. Video services include the capture, production and distribution of the television signal for distribution to customers located on our premises and to customers located at remote outlets throughout the nation. We are working closely with the vendor to ensure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal for Churchill Downs racetrack and Hoosier Park are Year 2000 compliant. The graphical software was upgraded during the second quarter of 1999 to a Year 2000 compliant version of the application.

We purchase data and statistical information from Equibase for resale to the public. This information is an essential element of our product and is included in printed material made available to our customers to assist in their wagering decisions. Equibase has implemented a Year 2000 remediation plan which is expected to be completed by the third quarter of 1999.

A variety of other smaller and less critical technology service providers are involved with our product. We have received assurance letters from a majority of these suppliers and will continue to work to receive assurances from those remaining.

Because of the nature of our business and its dependence upon key technology services provided by third parties, we require that all new software and technology services are Year 2000 compliant. This requirement includes patches, upgrades and fixes to existing technology services.

In the event that any of our third party service providers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with alternate service providers, it could result in a delay in providing our core live racing and simulcasting products to our customers and have a material adverse effect on our business, financial condition and results of operations.

Industry-wide Issues

Because we derive a significant portion of our revenues from customers at other racing organizations that are confronted with the same technological issues, including totalisator, video and statistical information services, we have been actively participating in an industry-wide assessment and remedial efforts to address the Year 2000 issue.

Feedback Control Systems

A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date-sensitive software/embedded chip technology for correct operation. We have systems that perform each of these functions, and we are identifying if any of these systems employ technology that may not be Year 2000 compliant. We will work closely with manufacturers of these products to develop a remedial plan to assure Year 2000 compliance if any problems are identified.

Cost and Contingency Planning

To date, the total cost is estimated to be less than $100,000 to remediate Year 2000 compliance issues. Our management believes that any future costs to remediate Year 2000 compliance issues will not be material to our financial position or results of operations.

We are currently evaluating our most reasonably likely worst-case Year 2000 scenario and are also developing contingency plans as part of our efforts to identify and correct Year 2000 issues affecting our owned systems as well as issues involving third party service providers. We intend to complete both the evaluation of a worst-case Year 2000 scenario and contingency planning in the third quarter of 1999.

Due to our recent acquisition of Calder Race Course, we will continue to assess the status of the Company's Year 2000 compliance in regards to the factors mentioned above and we expect to complete this evaluation in the third quarter.

Subsequent Events

On July 20, 1999, we issued 2,300,000 shares of common stock at a price of $29 per share. The total proceeds before offering expenses were $63.2 million, and were used for the repayment of bank borrowings.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

               Our major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to our variable rate debt. We do not enter into derivative financial investments
               for trading or speculation  purposes. As a result, we   believe
               that our market risk exposure is not material to our financial position, liquidity or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

               Not Applicable

ITEM 2.        Changes in Securities and Use of Proceeds

               Not Applicable

ITEM 3.        Defaults Upon Senior Securities

               Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

               The registrant's 1999 Annual Meeting of Shareholders was held on June 17, 1999. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:


               Class III Directors         Votes For        Votes Withheld
               -------------------         ---------        --------------
               Charles W. Bidwill, Jr.     6,228,039             78,237
               Daniel P. Harrington        6,229,780             76,496
               Thomas H. Meeker            6,229,635             76,641
               Carl F. Pollard             6,230,389             75,887
               Darrell R. Wells            6,230,549             75,727

               A proposal (Proposal No. 2) to approve amending Churchill Downs' Articles of Incorporation to increase the number of authorized common shares from 20 million to 50 million was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 5,832,957 shares were voted in favor of the proposal; 416,557 were voted against; and 56,763 abstained.

               A proposal (Proposal No. 3) to approve the minutes of the 1998 Annual Meeting of Shareholders was approved by a vote of the
               majority  of  the  shares  of  the   registrant's   common  stock
               represented at the meeting: 6,241,967 shares were voted in favor of the proposal; 9,764 were voted against; and 54,546 abstained.

               The total number of shares of common stock outstanding as of April 20, 1999, the record date of the Annual Meeting of Shareholders, was 7,525,041.

ITEM 5.        Other Information

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

               A.     Exhibits

                      See exhibit index on page 30.

               B.     Reports on Form 8-K

                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated April 23, 1999, amended by Form 8-K/A dated June 18, 1999, reporting, under Item 2, "Acquisition or disposition of assets", the acquisition of Calder Race Course, Inc. and Tropical Park, Inc. pursuant to a Stock Purchase Agreement and Joint Escrow Instructions dated January 21, 1999, amended by a First Amendment to Stock Purchase Agreement dated April 19, 1999 and an Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated April 22, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHURCHILL DOWNS INCORPORATED



        August 13, 1999               \s\Thomas H. Meeker
                                      Thomas H. Meeker
                                      President and Chief Executive Officer
                                      (Director and Principal Executive Officer)


        August 13, 1999               \s\Robert L. Decker
                                      Robert L. Decker
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)



        August 13, 1999               \s\Vicki L. Baumgardner
                                      Vicki L. Baumgardner
                                      Vice President, Finance and Treasurer
                                      (Principal  Accounting Officer)

                                  EXHIBIT INDE+X

  Numbers          Description                             By Reference To
      (1)  Underwriting agreement for 2,000,000      Exhibit 1.1 to Registration
           Shares of Churchill Downs Incorporated    Statement on Form
           Common Stock  between Churchill Downs     S-3/A dated July 15, 1999
           Incorporated and CIBC  World  Markets
           Corporation, Lehman Brothers,  Inc.,
           JC Bradford & Co., J.J.B. Hilliard,
           W.L. Lyons, Inc. on behalf of several
           underwriters
   (2)(a)  First Amendment to Stock Purchase         Exhibit 2.2 to Report on
           Agreement dated as of April 19,  1999     Form   8-K  dated April 23,
           by  and   between  Churchill   Downs      1999
           Incorporated,   Churchill   Downs
           Management  Company and KE Acquisition
           Corp.
      (b)  Agreement  and  Plan  of  Merger and      Exhibit 2.3 to Report on
           Amendment to Stock Purchase Agreement     Form  8-K dated  April 23,
           dated  as  of  April  22, 1999  by and    1999
           among Churchill Downs Incorporated,
           Churchill Downs Management Company, CR
           Acquisition Corp., TP Acquisition Corp.,
           Calder  Race  Course, Inc.,  Tropical
           Park, Inc. and KE Acquisition Corp.
      (c)  Asset Purchase Agreement dated May 5,     Exhibit 2.1 to Registration
           1999  between Hollywood Park, Inc., a     Statementon Form S-3 dated
           Delaware   Corporation, and  Churchill    May 21, 1999
           Downs Incorporated
   (3)(a)  Restated  Bylaws of Churchill Downs       Page 28,  Report on Form
           Incorporated as amended                   10-Q for the fiscal quarter
                                                     ended June 30, 1999
  (10)(a)  $250,000,000 Revolving Credit Facility    Exhibit (10)(a) to Report
           Credit  Agreement  between  Churchill     on Form 10-Q for the fiscal
           Downs Incorporated, and the guarantors    quarter   ended  March  31,
           party  hereto,  and  the  Banks  party    1999
           hereto  and   PNC  Bank,  National
           Association,  as  Agent,  and  CIBC
           Oppenheimer Corp., as Syndication Agent,
           and  Bank  One, Kentucky, N.A.,  as
           Documentation Agent, dated as of April
           23, 1999
      (b)  First   Amendment to  $250,000,000        Exhibit (10)(b) to Report
           Revolving  Credit  Facility  Credit       on Form 10-Q for the fiscal
           Agreement dated April 30, 1999            quarter ended March 31,
                                                     1999
      (c)  Second Amendment to $250,000,000          Page 43, Report on Form
           Revolving Credit Facility  Credit         10-Q for the fiscal quarter
           Agreement dated June 14,                  ended June 30, 1999

     (27)  Financial  Data  Schedule  for the        Page 59,Report on Form
           fiscal  quarter  ended June 30, 1999      10-Q for the fiscal quarter
                                                     ended June 30, 1999