Form 10-Q
period 1999-09-30
CHURCHILL DOWNS INC
filed 1999-11-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                  Yes   X     No____

The number of shares outstanding of registrant's common stock at November 15, 1999 was 9,853,627 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X





PART I.  FINANCIAL INFORMATION                                             PAGES

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets, September 30, 1999,         3
            December 31, 1998 and September 30, 1998

            Condensed Consolidated Statements of Earnings for the nine         4
            and three months ended September 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the nine       5
            months ended September 30, 1999 and 1998

            Condensed Notes to Consolidated Financial Statements            6-12

   ITEM 2.  Management's Discussion and Analysis of Financial Condition    13-22
            and Results of Operations

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        23

PART II.  OTHER INFORMATION AND SIGNATURES

   ITEM 1.  Legal Proceedings (Not applicable)                                23

   ITEM 2.  Changes in Securities and Use of Proceeds (Not applicable)        23

   ITEM 3.  Defaults Upon Senior Securities (Not applicable)                  23

   ITEM 4.  Submission of Matters to a Vote of Security Holders (Not          23
            applicable)

   ITEM 5.  Other Information (Not applicable)                                23

   ITEM 6.  Exhibits and Reports on Form 8-K                                  24

   Signatures                                                                 25

   Exhibit Index                                                              26

   Exhibits                                                                   27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                      September 30,  December 31,  September 30,
                      ASSETS              1999           1998          1998
Current assets:
     Cash and cash equivalents        $ 27,935,299   $  6,379,686  $  8,130,380
     Accounts receivable                14,812,135     11,968,114    10,925,891
     Other current assets                3,110,220      1,049,084       564,286
                                      ------------   ------------   ------------
           Total current assets         45,857,654     19,396,884    19,620,557

Other assets                             6,167,279      3,796,292     4,202,289
Plant and equipment, net               275,630,759     83,088,204    83,949,445
Intangible assets, net                  61,899,268      8,369,395     9,636,961
                                      ------------   ------------   ------------
                                      $389,554,960   $114,650,775  $117,409,252
                                      ============   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                 $ 14,671,367   $  6,380,785  $ 10,312,702
     Accrued expenses                   21,172,818      8,247,945     8,596,301
     Dividends payable                        -         3,762,521          -
     Income taxes payable                1,529,022        257,588     2,310,085
     Deferred revenue                    3,093,814      8,412,552     5,647,027
     Long-term debt, current portion       465,321        126,812       128,404
                                      ------------   ------------   ------------
          Total current liabilities     40,932,342     27,188,203    26,994,519

Long-term debt, due after one year     186,103,789     13,538,027     9,543,201
Other liabilities                        6,709,702      1,755,760     3,126,132
Deferred income taxes                   15,937,932      6,937,797     8,000,643
Shareholders' equity:
     Preferred stock, no par value;
          authorized, 250,000 shares;
          issued, none                        -              -             -
     Common stock, no par value;
          authorized, 50,000,000 shares,
          issued  9,853,627  shares,
          September 30, 1999,7,525,041
          shares, December 31, 1998
          and September 30, 1998        71,633,498      8,926,975     8,926,975
     Retained earnings                  68,446,412     56,598,957    61,141,469
     Deferred compensation costs          (143,715)      (229,944)     (258,687)
     Note receivable for common stock      (65,000)       (65,000)      (65,000)
                                      ------------   ------------   ------------
                                       139,871,195     65,230,988    69,744,757
                                      ------------   ------------   ------------
                                      $389,554,960   $114,650,775  $117,409,252
                                      ============   ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         for the nine and three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                         Nine Months Ended             Three Months Ended
                                           September 30,                  September 30,
                                          1999           1998            1999          1998

Net  revenues                         $164,878,881   $116,058,759     $63,076,130   $33,299,256
Operating expenses                     128,787,641     88,884,904      53,967,962    30,548,256
                                      ------------   ------------     -----------   -----------
     Gross profit                       36,091,240     27,173,855       9,108,168     2,751,000

Selling, general and
     administrative expenses            12,362,704      8,739,883       5,473,203     3,767,288
                                      ------------   ------------     -----------   -----------
     Operating income (loss)            23,728,536     18,433,972       3,634,965    (1,016,288)
                                      ------------   ------------     -----------   -----------
Other income (expense):
          Interest income                  566,410        449,543         204,177        87,238
          Interest expense              (4,162,041)      (646,521)     (1,953,209)     (241,224)
          Miscellaneous, net               293,742        261,545         168,717        95,359
                                      ------------   ------------     -----------   -----------
                                        (3,301,889)        64,567      (1,580,315)      (58,627)
                                      ------------   ------------     -----------   -----------
     Earnings (loss) before income
          tax provision                 20,426,647     18,498,539       2,054,650    (1,074,915)
                                      ------------   ------------     -----------   -----------
Federal and state income tax
          (provision) benefit           (8,579,192)    (7,200,000)       (862,953)      420,000
                                      ------------   ------------     -----------   -----------
     Net earnings (loss)              $ 11,847,455   $ 11,298,539     $ 1,191,697   $  (654,915)
                                      ============   ============     ===========   ===========

Net earnings (loss) per share:
     Basic                                   $1.45          $1.52            $.13         $(.09)
     Diluted                                 $1.43          $1.51            $.12         $(.09)

Weighted average shares
outstanding:
     Basic                               8,175,473      7,438,159       9,455,127     7,522,309
     Diluted                             8,296,761      7,496,524       9,552,088     7,522,309


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                 Nine Months Ended September, 30
                                                         1999           1998
Cash flows from operating activities:
     Net earnings                                   $ 11,847,455    $11,298,539
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                     7,724,316      3,972,359
     Deferred compensation                               212,567        126,759
     Deferred income taxes                              (144,918)          -
     Increase (decrease) in cash resulting from
          changes in operating assets and liabilities:
          Accounts receivable                         (2,181,633)       804,593
          Other current assets                        (1,478,667)       102,204
          Accounts payable                             7,997,542      3,448,408
          Accrued expenses                             8,503,278       (950,785)
          Income taxes payable                         1,271,434      2,123,443
          Deferred revenue                            (5,318,738)    (5,454,981)
          Other assets and liabilities                 2,863,755         95,609
                                                    ------------   -------------
          Net cash provided by operating activities   31,296,391     15,566,148
                                                    ------------   -------------

Cash flows from investing activities:
     Additions to plant and equipment, net           (10,340,396)    (2,809,648)
     Acquisition of business, net of cash acquired  (227,857,146)   (17,232,849)
                                                    ------------   -------------
          Net cash used in investing activities     (238,197,542)   (20,042,497)
                                                    ------------   -------------

Cash flows from financing activities:
     Decrease in long-term debt, net                  (1,176,074)      (133,398)
     Borrowings on bank line of credit               267,000,000     17,000,000
     Repayments of bank line of credit               (95,000,000)   (10,000,000)
     Payment of loan origination costs                (2,862,580)          -
     Dividends paid                                   (3,762,521)    (3,658,468)
     Contribution by minority interest in subsidiary   1,551,416           -
     Common stock issued                              62,706,523        118,362
                                                    ------------   -------------
          Net cash provided by financing activities  228,456,764      3,326,496
                                                    ------------   -------------

Net increase (decrease) in cash and cash equivalents  21,555,613     (1,149,853)
Cash and cash equivalents, beginning of period         6,379,686      9,280,233
                                                    ------------   -------------
Cash and cash equivalents, end of period            $ 27,935,299   $  8,130,380
                                                    ============   =============
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                         $3,031,609       $451,377
     Income taxes                                     $7,996,146     $4,919,540
Noncash investing and financing activities:
    Accrued acquisition costs related
           to Hollywood Park                          $1,704,675           -
    Issuance of common stock related to
           the acquisition of RCA                           -        $4,850,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the nine months ended September 30, 1999 and 1998 (continued)
                                   (Unaudited)


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

2.      Interest Rate Swaps

        The Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The differential between the fixed interest rate paid and the variable interest rate received under the interest rate swap contracts is recognized as an adjustment to interest expense in the period in which the differential occurs. Differential amounts incurred under the interest rate swap contracts but not settled in cash at the end of a reporting period are recorded as receivables or payables in the balance sheet. Any gains or losses realized on the early termination of interest rate swap contracts are deferred and amortized as an adjustment to interest expense over the remaining term of the underlying debt instrument.

3.      Long-Term Debt

        On April 23, 1999, the Company increased its line of credit to $250 million under a new revolving loan facility through a syndicate of banks headed by its principal lender to meet working capital and other short-term requirements and to provide funding for acquisitions. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

3.      Long-Term Debt (cont'd)

        by certain Company financial ratios. There was $183.0 million outstanding on the line of credit at September 30, 1999 compared to $11.0 million outstanding at December 31, 1998 and $7.0 million outstanding at September 30, 1998 under previous lines of credit. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

        During the third quarter of 1999 we entered into interest rate swap contracts with a major financial institution which have termination dates through August 31, 2000. Under the terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 5.89% and 5.92% on notional amounts of $35.0 and $70.0 million, respectively. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

4.      Acquisitions

        On September 10, 1999, the Company acquired the assets of the Hollywood Park Race Track and the Hollywood Park Casino in Inglewood, California, including approximately 240 acres of land upon which the racetrack and casino are located, for a purchase price of $140.0 million plus approximately $2.5 million in transaction costs. The Company leases the Hollywood Park Casino to the seller under a ten-year lease with one ten-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The entire purchase price of $142.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date. The acquisition was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of
        Hollywood Park Race Track have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price is preliminary and may require adjustment in the Company's future financial statements based on a final determination of the fair value of assets assumed in the acquisition.

        On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corp. for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. Calder Race Course, one of four Thoroughbred tracks in Florida, offers live racing and simulcast- only days during two consecutive race meets, which run from late May through early January. The purchase price, plus additional costs, of $89.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $48.7 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

4.      Acquisitions (cont'd)

        and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price is preliminary and may require adjustment in the Company's future financial statements based on a final determination of liabilities assumed in the acquisition.

        On April 21, 1998, the Company acquired from TVI Corp. ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, which includes transaction costs of $0.6 million. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

        Following  are the  unaudited  pro forma results of operations as if the
        September 10, 1999  acquisition   of  Hollywood Park  Race Track, the
        July 20, 1999 stock issuance, the April 23, 1999 acquisition of Calder Race Course and the April 21, 1998 acquisition of RCA had occurred on January 1, 1998 (in thousands, except per share and share amounts):


                                        Nine Months Ended     Nine Months Ended
                                       September 30, 1999    September 30, 1998
         Net revenues                       $241,820             $226,693
         Net earnings                        $14,956              $12,272
         Earnings per common share:
             Basic                           $1.52                $1.25
             Diluted                         $1.50                $1.24
         Weighted average shares
             Basic                         9,826,729            9,798,433
             Diluted                       9,948,017            9,856,798

        This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

4.      Acquisitions (cont'd)

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

5.      Earnings Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                  Nine months              Three months
                                              ended September 30,       ended September 30,
                                              1999          1998          1999          1998
Earnings (loss) (numerator) amounts
used for basic and diluted per share
computations:                              $11,847,455   $11,298,539   $1,191,697   $(654,915)
                                           -----------   -----------   ----------   ---------

Weighted average shares (denominator) of
common stock outstanding per share:
     Basic                                   8,175,473     7,438,159    9,455,127   7,522,309
     Plus dilutive effect of outstanding
          stock options                        121,288        58,365       96,961         -
                                             ---------     ---------    ---------   ---------
     Diluted                                 8,296,761     7,496,524    9,552,088   7,522,309

Basic net earnings (loss) per share              $1.45         $1.52         $.13        (.09)
Diluted net earnings per share                   $1.43         $1.51         $.12        (.09)


        Options to purchase 69,266 shares for the three months and nine months ended September 30, 1999 were not included in the computation of diluted net earnings per common share because the options' exercise prices were greater than the average market price of the common share. In addition, options to purchase 426,532 shares for the three months ended September 30, 1998 are excluded from the computation of diluted net earnings
        (loss) per common share since their effect is antidilutive because of the net loss for the period.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


6.      Segment Information

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following six segments: (1) Churchill Downs racetrack, the Louisville Sports Spectrum simulcast facility and Churchill Downs corporate expenses (2) Hollywood Park Race Track (3) Calder Race Course (4) Ellis Park racetrack and its on-site simulcast facility, (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (6) Other operations, including Kentucky Horse Center, CBT and the Company's investments in various equity interests in the net income of equity method investees, which are not material. Eliminations include the elimination of management fees and other intersegment transactions.

        Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and simulcast wagering facilities, plus Indiana riverboat admissions revenue, simulcast fees, admissions and concessions revenue and other sources.

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

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


6.      Segment Information (cont'd)

The table below presents information about reported segments for the nine months and three months ended September 30, 1999 and 1998 ($ in thousands):


                              Nine Months            Three Months
                          Ended September 30,      Ended September 30,
                           1999        1998          1999       1998

Net revenues:
  Churchill Downs        $ 66,653    $ 64,712      $ 5,520    $ 5,483
    including corporate
    expenses
  Hollywood Park            1,117        -           1,117       -
  Calder Race Course       39,053        -          27,352       -
  Hoosier Park             37,514      34,540       13,256     12,648
  Ellis Park               18,491      16,039       15,528     14,741
  Other Operations          4,378       1,677        1,667        730
                         --------    --------      -------    -------
                          167,206     116,968       64,440     33,602
  Eliminations             (2,327)       (909)      (1,364)      (303)
                         --------    --------      -------    -------
                         $164,879    $116,059      $63,076    $33,299
                         ========    ========      =======    =======

EBITDA:
  Churchill Downs         $14,052     $14,738      $(5,417)   $(4,425)
    including corporate
    expenses
  Hollywood Park             (542)       -            (542)      -
  Calder Race Course        8,865        -           6,977       -
  Hoosier Park              5,131       4,391        1,744      1,384
  Ellis Park                2,834       2,890        3,637      3,318
  Other Operations          1,115         649          454        223
                         --------    --------      -------    -------
                          $31,455     $22,668      $ 6,853    $   500
                         ========    ========      =======    =======
Operating income (loss):
  Churchill Downs         $11,379     $11,952      $(6,287)   $(5,344)
    including corporate
    expenses
  Hollywood Park             (795)       -            (795)      -
  Calder Race Course        7,364        -           6,062       -
  Hoosier Park              4,183       3,566        1,417      1,109
  Ellis Park                1,842       2,517        3,292      3,145
  Other Operations           (244)        399          (54)        74
                         --------    --------      -------    -------
                          $23,729     $18,434      $ 3,635    $(1,016)
                         ========    ========      =======    =======

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 1999 and 1998 (continued)
                                   (Unaudited)



6.      Segment Information (cont'd)


                                As of            As of           As of
                             September 30,    December 31,    September 30,
                                1999             1998            1998
Total Assets:
  Churchill Downs              $329,293         $ 89,427        $ 87,247
  Hollywood Park                144,137             -               -
  Calder Race Course            111,421             -               -
  Hoosier Park                   35,333           31,732          33,753
  Ellis Park                     26,742           23,038          20,849
  Other Operations              171,116           71,109          70,208
                               ---------        --------        --------
                                818,042          215,306         212,057
  Eliminations                 (428,487)        (100,655)        (94,648)
                               ---------        --------        --------
                               $389,555         $114,651        $117,409
                               =========        ========        ========



 Following is a reconciliation of total EBITDA to income before provision for income taxes:


                                      Nine Months         Three Months
                                  ended September 30,   ended September 30,
(in thousands)                      1999       1998      1999       1998

Total EBITDA                      $31,455    $22,668    $6,853    $   500
Depreciation and amortization      (7,433)    (3,972)   (3,049)    (1,421)
Interest income (expense), net     (3,595)      (197)   (1,749)      (154)
                                  -------    -------    ------    -------
Earnings before provision
     for income taxes             $20,427    $18,499    $2,055    $(1,075)
                                  =======    =======    ======    =======

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Information set forth in this discussion and analysis contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward- looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the impact of competition from alternative gaming (including lotteries, land-based, riverboat and cruise ship casinos) in those markets in which we operate; a substantial change in law or regulations affecting our gaming activities; a substantial change in allocation of live racing days; a decrease in riverboat admissions revenue from our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; Year 2000 computer issues; the loss of key personnel and the volatility of our stock price.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Standardbred and Quarter Horse horse races and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Hollywood Park Race Track, a Thoroughbred racetrack in Inglewood, California ("Hollywood Park"); Calder Race Course, a Thoroughbred racetrack in Miami, Florida; Ellis Park Race Course, a Thoroughbred racetrack in Henderson, Kentucky ("Ellis Park"); and Kentucky Horse Center, a Thoroughbred training center in Lexington, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing in Louisville, Kentucky, and at our three simulcast wagering facilities in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks.

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

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Our primary source of revenue is commissions on pari-mutuel wagering at our racetracks and simulcast wagering facilities. Other sources of revenue include Indiana riverboat admissions revenue, simulcast fees, admissions and concessions revenue and other sources.

RESULTS OF OPERATIONS

The following summary shows intercompany pari-mutuel wagering by Churchill Downs-owned companies. Pari-mutuel wagering for our five live racing facilities and four separate simulcast wagering facilities, which are included in their respective racetracks, during the nine months ended September 30, 1999 and 1998 is as follows ($ in thousands, except for number of days):


                        Churchill
                          Downs      Hollywood    Calder Race
                        racetrack      Park*        Course*     Hoosier Park    Ellis Park*
Live racing
     1999 handle         $93,689     $139,842      $110,463         $10,747       $19,790
     1999 no. of days         47           66            96             117            61
     1998 handle         $95,951     $146,479      $106,867         $11,179       $20,944
     1998 no. of days         47           66            95             110            61

Export simulcasting
     1999 handle        $336,344     $456,569      $238,077         $25,247      $159,965
     1999 no. of days         47           66            96             117            61
     1998 handle        $304,057     $463,763      $210,034         $25,323      $116,749
     1998 no. of days         47           66            95             110            61

Import simulcasting
     1999 handle         $95,460     $182,589          -           $104,399       $26,585
     1999 no. of days        181          141          -                893           261
     1998 handle        $107,648     $171,325          -            $99,984       $26,065
     1998 no. of days        178          143          -                901           264

Totals
     1999 handle        $525,493     $779,000      $348,540        $140,393      $206,340
     1998 handle        $507,656     $781,567      $316,901        $136,486      $163,758


* Pari-mutuel wagering information is provided for the nine months ended September 30, 1999 and 1998. Although the summary reflects handle for the full nine month period, only revenues generated since the subsidiaries' acquisition dates have been included in the Company's results of operations.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Revenues

Net revenues during the nine months ended September 30, 1999 increased $48.8 million (42%) from $116.1 million in 1998 to $164.9 million in 1999. Calder Race Course contributed $39.1 million and Hollywood Park contributed $1.1 million to the first nine months of 1999 net revenues as opposed to none in the prior year. Churchill Downs racetrack revenues increased $1.9 million (3%) primarily due to an increase in corporate sponsor event ticket prices, admissions and seat revenue, concessions, and program revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Hoosier Park revenues increased $3.0 million (9%) primarily due to a $2.1 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses and a $0.8 million (4%) increase in pari-mutuel revenue. Net revenues for Ellis Park for the first nine months of 1999 increased $2.4 million (15%) primarily due to the timing of the 1998 acquisition and increased pari-mutuel wagering revenue during the third quarter of 1999. Revenue from other operations, which include Charlson Broadcast Technologies, LLC ("CBT")and Kentucky Horse Center, comprised the remaining $1.3 million of the increase.

Operating Expenses

Operating expenses increased $39.9 million (45%) from $88.9 million in 1998 to $128.8 million in 1999. Calder Race Course and Hollywood Park incurred 1999 operating expenses of $30.3 million and $1.7 million, respectively, versus none in the first nine months of 1998. Churchill Downs racetrack's operating expenses increased $1.4 million (3%). Hoosier Park operating expenses increased $2.4 million (8%) due primarily to increases in purses payable consistent with the increase in pari-mutuel revenues and an increase in required purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park operating expenses increased $2.6 million (21%) for the first nine months of 1999 as compared to expenses after the acquisition date of April, 21 1998 for the prior year. Other operations accounted for the remaining $1.5 million of the increase in operating expenses.

Gross Profit

Gross profit increased $8.9 million from $27.2 million in 1998 to $36.1 million in 1999. The increase was primarily due to an $8.7 million increase in gross profit from Calder Race Course.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.6 million (41%) from $8.7 million in 1998 to $12.3 million in 1999. Calder Race Course and Hollywood Park added $1.3 million and $0.2 million, respectively, and the inclusion of Ellis Park during all of 1999 contributed $0.5 million of the increase. SG&A expenses at Churchill Downs racetrack and corporate expenses increased $1.1 million(20%) due primarily to increased corporate staffing and compensation expenses reflecting the

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Selling, General and Administrative Expenses (cont'd)

Company's strengthened corporate services to meet the needs of new business units. Other operations accounted for the remaining $0.5 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $3.5 million from $0.7 million in 1998 to $4.2 million in 1999 primarily as a result of borrowings to finance the acquisitions of Calder Race Course, Hollywood Park and CBT in 1999 and the acquisition of Ellis Park in April 1998.

Income Tax Provision

Our income tax provision increased by $1.4 million for the nine months ended September 30, 1999 as compared to September 30, 1998 as a result of an increase in the estimated effective tax rate from 38.9% in 1998 to 42.0% in 1999 due primarily to non-deductible goodwill amortization expense related to the acquisitions of Calder Race Course, CBT and Ellis Park.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Revenues

Net revenues during the three months ended September 30, 1999 increased $29.8 million (89%) from $33.3 million in 1998 to $63.1 million in 1999. Hollywood Park and Calder Race Course contributed $1.1 million and $27.4 million, respectively, to the three months ended September 30, 1999 net revenues as opposed to none in the prior year. Hoosier Park revenues increased $0.6 million (5%) primarily due to a $0.3 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses and a $0.3 million (4%) increase in pari-mutuel revenues. Net revenues for Ellis Park for the third quarter of 1999 increased by $0.8 million (5%) due primarily to increased pari- mutuel revenues. Other operations represented a decrease of $0.1 million.

Operating Expenses

Operating expenses increased $23.4 million (77%) from $30.5 million in 1998 to $53.9 million in 1999. Calder Race Course and Hollywood Park incurred 1999 operating expenses of million $20.5 and $1.7 million versus none in the third quarter of 1998. Churchill Downs racetrack operating expenses increased $0.4 million (4%). Hoosier Park operating expenses increased $0.4 million (3%) due primarily to increased purse expenses, consistent with the increase in pari-mutuel revenues. Ellis Park operating expenses increased $0.4 million (4%) for the third quarter of 1999 primarily due to increased purse expenses, consistent with the increase in pari-mutuel revenues.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Gross Profit

Gross profit increased $6.4 million from $2.7 million in 1998 to $9.1 million in 1999. The increase in gross profit was primarily the result of gross profit from Calder Race Course.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.7 million (45%) from $3.8 million in 1998 to $5.5 million in 1999. Calder Race Course and Hollywood Park added $0.8 million and $0.2 million, respectively. SG&A expenses at Churchill Downs increased $0.6 million (29%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. Other operations accounted for the remaining $0.1 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $1.7 million from $0.2 million in 1998 to $1.9 million in 1999 primarily as a result of borrowings to finance the acquisitions of Hollywood Park, Calder Race Course and CBT in 1999.

Income Tax Provision

Our income tax provision increased by $1.3 million for the three months ended September 30, 1999 as compared to the tax benefit at September 30, 1998 as a result of an increase in pre-tax earnings of $3.1 million and an increase in the estimated effective tax rate from 39.1% in 1998 to 42.0% in 1999 due primarily to non-deductible goodwill amortization expense related to the acquisitions of Calder Race Course, CBT and Ellis Park.

Significant Changes in the Balance Sheet September 30, 1999 to December 31, 1998

The net plant and equipment increase of $192.5 million during 1999 included $188.5 million for the acquisitions of Hollywood Park, Calder Race Course and CBT. The remaining increase was due to routine capital spending at our operating units offset by current year depreciation expense.

Intangible assets increased $53.5 million primarily a result of the addition of approximately $52.0 million of goodwill due to the acquisitions of Calder Race Course and CBT. In addition, costs of $2.9 million related to the Company's new $250 million revolving loan facility are included. These increases were partially offset by current year amortization expense.

Dividends payable decreased $3.7 million at September 30, 1999 due to the payment of dividends of $3.7 million (declared in 1998) in first quarter 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Deferred revenue decreased $5.3 million at September 30, 1999 primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 1998 recognized as income in May 1999 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt increase of $172.6 million was the result of additional borrowings on our bank line of credit during 1999, used to fund the 1999 acquisitions of Hollywood Park, Calder Race Course and CBT.

Deferred income taxes increased by $9.0 million primarily as a result of the Calder Race Course acquisition during the second quarter of 1999.

Common stock increased by $62.7 million primarily due to $62.1 million in net proceeds received with the public offering during the third quarter of 1999.

Significant Changes in the Balance Sheet September 30,1999 to September 30, 1998

The net plant and equipment increase of $191.7 million included $188.5 million for the acquisitions of Hollywood Park, Calder Race Course and CBT and the remaining increase was due to routine capital spending at our operating units offset by depreciation expense.

Intangible assets increased $52.3 million primarily a result of the addition of approximately $52.0 million of goodwill due to the acquisitions of Calder Race Course and CBT. In addition, costs of $2.9 million related to the Company's new $250 million revolving loan facility are included. These increases were partially offset by amortization expense.

Accrued expenses increased $12.6 million primarily due to a $10.4 million increase as a result of the Hollywood Park and Calder Race Course acquisitions.

The long-term debt increase of $176.6 million was due primarily to line of credit borrowings used to fund the acquisitions of Hollywood Park, Calder Race Course and CBT.

Deferred income taxes increased by $7.9 million primarily as a result of the Calder Race Course acquisition during the second quarter of 1999.

Common stock increased by $62.7 million primarily due to $62.1 million in net proceeds received with the public offering during the third quarter of 1999.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources

The working capital surplus (deficiency) was $4.9 and $(7.4) million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows provided by operations were $31.3 and $15.6 million for the nine months ended September 30, 1999 and 1998, respectively. The significant increases in operating cash flows were primarily a result of the current year acquisition of Calder Race Course which generated operating cash flows of approximately $8.5 million. Management believes cash flows from operations and available borrowings during 1999 will be sufficient to fund our cash requirements for the year, including capital improvements.

Cash flows used in investing activities were $238.2 and $20.0 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used for 1999 business acquisitions consisted of $142.5 million net of cash acquired for the acquisition of Hollywood Park during the third quarter, $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of CBT during the first quarter. We used $10.3 million for capital spending at our facilities including $2.0 million for the construction of a stable area dormitory and $0.6 million for the renovation of the racing offices at Churchill Downs racetrack facility. The additional increase in capital spending from prior year spending is primarily the result of the RCA (owns and operates Ellis Park and Kentucky Horse Center), CBT, and Calder Race Course acquisitions.

Cash flows provided by financing activities were $228.5 and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. We borrowed $267 million on our line of credit during 1999 primarily to finance the purchase of Hollywood Park, Calder Race Course and CBT. We received net proceeds of $62.1 in connection with the July 15, 1999 common stock public offering and an additional $0.6 million for the issuance of common stock under our stock purchase plan and the exercise of stock options. Proceeds from the stock offering and operations were used to repay $95 million on our line of credit.

In April 1999, our total line of credit was increased to $250 million under a new revolving loan facility, of which $183 million was outstanding at September 30, 1999. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The new facility is secured by substantially all of our assets. This credit facility is intended to provide funds for acquisitions and to meet working capital and other short-term requirements. The new revolving loan facility matures in 2004.

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Impact of the Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If our computer programs with date- sensitive functions are not Year 2000 compliant, they may not be able to distinguish the year 2000 from the year 1900. This could result in system failure or miscalculations leading to a disruption of business operations.

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

We have identified hardware, including any embedded chip technology/firmware that was not Year 2000 compliant and replaced it as part of the routine turnover of technology capital. The remaining hardware requiring replacement was upgraded during the first half of 1999. All hardware and embedded chip technology/firmware that we own are believed to be Year 2000 compliant.

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

                          CHURCHILL DOWNS INCORPORATED
       ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Based on the schedule outlined above, we believe our owned systems are Year 2000 compliant. We have tested the systems by advancing dates to a majority of the Year 2000 critical dates without failure. However, there can be no assurance that unforeseen difficulties will not arise.

Technology Services Provided to the Company Under Contract By Third Parties

The second area is services provided to us by third parties. Many of these services are mission critical and could materially impact us should the systems upon which the services are dependent be unable to function.

The totalisator services provided by United Tote Company, AmTote International, Inc., and Autotote are the most critical to our operations. Totalisator services include the calculation of amounts wagered and owed to winning ticket holders. United Tote developed a plan to bring all systems provided to us into Year 2000 compliance during 1998. United Tote and the Company initiated this plan during the second quarter of 1998 by undertaking a comprehensive system hardware and software upgrade that is Year 2000 compliant. We successfully installed the upgrades in three phases with the last phase having been completed in October 1998. All on-track, intertrack wagering and hub operations are Year 2000 compliant. We will continue to work closely with United Tote to assure that future releases and upgrades are Year 2000 compliant by including this provision as a condition in contracts for future services. We have also successfully participated in Year 2000 tests with AmTote and Autotote. These vendors are utilized by Calder Race Course and Hollywood Park, respectively.
Results of these tests have confirmed that they are Year 2000 compliant.

The video services provided to our racetracks by Spector Entertainment Group, Inc. and CBT are also important to our operations. Video services include the capture, production and distribution of the television signal for distribution to customers located on our premises and to customers located at remote outlets throughout the nation. We have worked closely with Spector Entertainment Group, Inc. and CBT to ensure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal are Year 2000 compliant.

We purchase data and statistical information from Equibase Corporation for resale to the public. This information is an essential element of our product and is included in printed material made available to our customers to assist in their wagering decisions. Equibase Corporation advised us, in writing that all of their data systems have been certified as Year 2000 compliant.

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

We  believe  that  all of our  third  party  service  providers  are  Year  2000 compliant.

Industry-wide Issues

Because we derive a significant portion of our revenues from customers at other racing organizations that are confronted with the same technological issues, including totalisator, video and statistical information services, we have been actively participating in an industry-wide assessment and remedial efforts to address the Year 2000 issue.

Feedback Control Systems

A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date-sensitive software/embedded chip technology for correct operation. We have systems that perform each of these functions, and we have identified that these systems do employ technology that is Year 2000 compliant.

Cost and Contingency Planning

To date, the total cost is estimated to be less than $300,000 to remediate Year 2000 compliance issues, and the total project costs incurred to date has been approximately $225,000. Our management believes that any future costs to remediate Year 2000 compliance issues will not be material to our financial position or results of operations.

We have completed the evaluation of what we believe to be a worst case Year 2000 scenario for our owned systems as well as issues involving third party service providers. We have also completed the Year 2000 compliance evaluation for our recent acquisitions of Calder Race Course and Hollywood Park and remediation plans have been completed on all critical operating systems. Contingency plans for any other unexpected Year 2000 impact will be finalized before year-end.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

               Since December 31, 1998 we have increased the amount of variable rate debt outstanding under our revolving loan facility. At September 30, 1999, we had $183.0 million of debt outstanding under this facility which bears interest at LIBOR based variable rates. We are exposed to market risk on this variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce pre-tax earnings and cash flows by $1.8 million.

               In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with a major financial institution. Under terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on a notional amount of $105.0 million. Assuming the notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would reduce pre-tax earnings and cash flows by $0.8 million.


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

               Not Applicable

ITEM 5.        Other Information

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

               A.     Exhibits

                      See exhibit index on page 26.

               B.     Reports on Form 8-K


                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated August 4, 1999, reporting, under Item 5, "Other Events", to include additional supplemental information for operating units and to provide operating income for business units consistent with segment disclosure.

                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated September 10, 1999, reporting, under Item 2, "Acquisition or disposition of assets", for the acquisition of Hollywood Park Race Track horse racing facility and the Hollywood Park Casino card club casino pursuant to an Asset Purchase Agreement dated as of May 5, 1999, amended by Amendment No. 1 dated August 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHURCHILL DOWNS INCORPORATED



        November 15, 1999             \s\Thomas H. Meeker
                                      Thomas H. Meeker
                                      President and Chief Executive Officer
                                      (Director and Principal Executive Officer)


        November 15, 1999             \s\Robert L. Decker
                                      Robert L. Decker
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)



        November 15, 1999             \s\Vicki L. Baumgardner
                                      Vicki L. Baumgardner
                                      Vice President, Finance and Treasurer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

  Numbers          Description                           By Reference To
      (1)  Underwriting agreement for 2,000,000    Exhibit 1.1 to Registration
           Shares of Churchill Downs Incorporated  Statement on Form S-3/A dated
           Common Stock between Churchill Downs    July 15, 1999
           Incorporated and CIBC World Markets
           Corporation, Lehman Brothers, Inc.,
           JC Bradford & Co., J.J.B. Hilliard,
           W.L. Lyons, Inc.on behalf of several
           underwriters
   (2)(a)  Amendment No. 1 to Asset Purchase       Exhibit 2.2 to Report on
           Agreement dated as of August 31, 1999   Form 8-K dated September 23,
           by  and  among Churchill  Downs         1999
           Incorporated, Churchill Downs
           California  Company  and  Hollywood
           Park, Inc.
     (10)  Casino  Lease  Agreement  dated as      Exhibit 10.1 to Report on
           of September 10, 999 by and  between    Form 8-K
           Churchill  Downs  California dated
           September 23, 1999 Company  and
           Hollywood Park, Inc.
     (27)  Financial  Data Schedule for the        Page 27, Report on Form  10-Q
           fiscal quarter ended  September  30,    for the fiscal quarter ended
           1999                                    September 30, 1999