Form 10-Q/A
period 1999-09-30
CHURCHILL DOWNS INC
filed 1999-12-01
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                                  Yes   X     No____

The number of shares outstanding of registrant's common stock at December 1, 1999 was 9,853,627 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X





PART I.  FINANCIAL INFORMATION                                             PAGES

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets, September 30, 1999,         3
            December 31, 1998 and September 30, 1998

            Condensed Consolidated Statements of Earnings for the nine         4
            and three months ended September 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the nine       5
            months ended September 30, 1999 and 1998

            Condensed Notes to Consolidated Financial Statements            6-12


   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        13






   Signatures                                                                 14

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

4.      Common Stock Issuance

        On July 20, 1999 the Company issued 2,300,000 shares of the Company's common stock at a price of $29 per share. The total proceeds net of offering expenses were $62.1 million, and were used for the repayment of bank borrowings.

5.  Acquisitions


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


5.      Acquisitions (cont'd)


        and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price is preliminary and may require adjustment in the Company's future financial statements based on a final determination of liabilities assumed in the acquisition.

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


5.      Acquisitions (cont'd)


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


6.      Earnings Per Share


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



7.      Segment Information


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



7.      Segment Information (cont'd)


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




7.      Segment Information (cont'd)



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


               In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with a major financial institution. Under terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on a notional amount of $105.0 million. Assuming the notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase pre-tax earnings and cash flows by $1.1 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHURCHILL DOWNS INCORPORATED



        December 1, 1999             \s\Thomas H. Meeker
                                      Thomas H. Meeker
                                      President and Chief Executive Officer
                                      (Director and Principal Executive Officer)


        December 1, 1999             \s\Robert L. Decker
                                      Robert L. Decker
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)



        December 1, 1999             \s\Vicki L. Baumgardner
                                      Vicki L. Baumgardner
                                      Vice President, Finance and Treasurer
                                      (Principal Accounting Officer)