Form 10-K
period 1999-12-31
CHURCHILL DOWNS INC
filed 2000-03-16
CIK 20212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

As of March 15, 2000, 9,853,627 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $127,000,000.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 22, 2000 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 57 to 60.

                                     PART I

ITEM 1.           BUSINESS

A.   INTRODUCTION

Churchill Downs Incorporated (the "Company") is a racing company that primarily conducts pari-mutuel wagering on live Thoroughbred, Standardbred and Quarter Horse horse racing and simulcast signals of races. Additionally, we offer racing services through our other business interests. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We own and  operate  our  flagship  operation,  Churchill  Downs  racetrack,  in
Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as home of the Kentucky Derby. The Churchill Downs operation also encompasses the Churchill Downs Sports Spectrum ("Louisville Sports Spectrum"), an off-track betting facility ("OTB").

Churchill Downs Management Company ("CDMC"), a wholly owned subsidiary, oversees and manages our other racing operations. CDMC oversees Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct Thoroughbred horse racing at Calder Race Course, a Thoroughbred racetrack in Miami, Florida ("Calder Race Course"). In addition, CDMC oversees Hollywood Park Race Track, a Thoroughbred racetrack in Inglewood, California ("Hollywood Park"). Calder Race Course and Hollywood Park were acquired in April 1999 and September 1999, respectively. CDMC also oversees Ellis Park Race Course ("Ellis Park"), a Thoroughbred track in Henderson, Kentucky, and Kentucky Horse Center in Lexington, Kentucky ("KHC"). We acquired ownership of these two facilities in April 1998. We have entered into a definitive agreement with Keeneland Association, Inc. ("Keeneland"), a Lexington, Kentucky racetrack, whereby Keeneland will purchase the assets of KHC for a cash payment of $5 million. The sale is subject to certain closing conditions, and closing is expected during the second quarter of 2000.

Additionally, CDMC manages Hoosier Park at Anderson in Anderson, Indiana ("Hoosier Park"). Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing. Hoosier Park is owned by Hoosier Park, LP ("HPLP"), an Indiana limited partnership. Anderson Park, Inc. ("Anderson"), a wholly owned subsidiary of CDMC, is the sole general partner of HPLP,and currently owns a 77% interest in HPLP. The remaining 23% of HPLP is held by unrelated third parties, Centaur, Inc. ("Centaur"), and Conseco HPLP, LLC ("Conseco"). We have entered into a definitive agreement with Centaur to sell an additional 26% interest in HPLP for a purchase price of $8.5 million. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission ("IHRC") and various regulatory agencies, and closing is expected during the second quarter of 2000. CDMC also manages three Churchill Downs Sports Spectrum facilities ("Indiana Sports Spectrum") in Indiana owned by

Hoosier Park. These OTBs conduct simulcast wagering on horse racing year-round.

We formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee other industry related investments. In 1999, we completed the purchase of a 60% ownership interest in Charlson Broadcast Technologies, LLC ("CBT"), a privately held company that provides simulcast graphic software and video services to racetracks and OTBs.

Other investments owned by CDIC include a 35 percent interest in EquiSource, LLC ("EquiSource"), a procurement business that assists in the group purchasing of supplies and services for the equine industry, and a 30 percent interest in NASRIN Services, LLC ("NASRIN"), a telecommunications service provider for the pari-mutuel and simulcasting industries. In March 1999, CDIC and Autotote Services, Inc. ("Autotote") formed NASRIN, which is managed on a day-to-day basis by Autotote. Currently, neither NASRIN nor EquiSource is a material investment for us.

CDIC also holds a 24 percent minority interest investment in Kentucky Downs, LLC ("Kentucky Downs"), a Franklin, Kentucky, racetrack that conducts a very limited Thoroughbred race meet with 7 live racing days in late September as well as year-round simulcasting. Turfway Park LLC ("Turfway"), a Florence, Kentucky, racetrack, also holds a minority interest in Kentucky Downs and manages its day-to-day operations. In April 1999, Keeneland ; Dreamport, Inc., a wholly owned subsidiary of GTECH Corporation; and Dusty Corporation, a wholly owned subsidiary of Harrah's Entertainment, Inc., through a jointly owned company, acquired all of Turfway's racetrack-related assets. It is not believed that this transaction will have a material effect on the management of Kentucky Downs. Our investment in Kentucky Downs is not material to the Company's operations at this time.

In February 2000, we announced the creation of a national branding program for our expanding network of racetracks and OTBs. We have unveiled a new corporate logo that will be applied consistently to all the CDI racetracks and off-track betting facilities.

B.   LIVE RACING OPERATIONS

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder Race Course, Hoosier Park and Ellis Park during each track's respective meets. Live racing produces revenues through pari-mutuel wagering at our racetracks and OTBs, simulcast fees, admissions and concessions revenue.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum$1.0 million in purse money and the Kentucky Oaks offers a minimum $0.5 million in purse money. Calder Race Course is home to The Festival of the Sun, Florida's richest day in Thoroughbred racing offering approximately $1.5 million in total purse money. Hollywood Park is home to the Sempra Energy Hollywood Gold Cup, which offers $1.0 million in purse money. Hollywood Park's Autumn Meet is highlighted by the annual $2.1 million Autumn Turf Festival, comprised of six graded stakes races. Other races that make us unique are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Churchill Downs hosted the Breeders' Cup Championship ("Breeders' Cup") in 1988, 1991, 1994 and 1998, and will host the event for a record fifth time on November 4, 2000. Hollywood Park has also hosted the Breeders' Cup in 1984, 1987 and 1997. The Breeders' Cup is sponsored by Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding. The Breeders' Cup races, which feature $13.0 million in purses, are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the Breeders' Cup races each year. Although most of the income earned from this event is allocated to Breeders' Cup Limited, hosting the 1998 event had a positive impact on our 1998 results, and hosting the event in 2000 is expected to have a positive impact on our 2000 results.

Churchill Downs

We own the Churchill Downs racetrack site and improvements located in Louisville, Kentucky ("Churchill facility"). The Churchill facility consists of approximately 147 acres of land with a one-mile oval dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 48,500 persons, a state-of- the-art simulcast wagering facility designed to accommodate 450 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and our office facilities. The backside stable area has barns sufficient to accommodate approximately 1,400 horses, a new 114 room dormitory completed during 1999 and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at the Louisville Sports Spectrum. The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

We have made numerous capital improvements to the Churchill facility during the last 10 years in order to better serve our horsemen and patrons. We are in the process of constructing a $4.9 million expansion of Churchill Downs' main entrance and expansion of our corporate offices. This project is expected to be completed spring of 2000.

Hollywood Park

We own the Hollywood Park Race Track and the Hollywood Park Casino site and improvements located in Inglewood, California ("Hollywood Park facility"). The Hollywood Park facility consists of approximately 240 acres of land upon which the racetrack and casino are located with a one and one-eighth mile (1 1/8) oval dirt track, a one-mile oval turf track, permanent grandstands and stabling area. The facility includes clubhouse and grandstand seating for 16,675 persons, a general admission area, a saddling paddock area and food and beverage facilities ranging from fast food to full-service restaurants. The stabling area consists of stalls to accommodate approximately 2,000 horses, tack rooms, feed rooms, a federally approved quarantine facility, a half-mile oval training track, and a not-for-profit Equine Teaching Hospital and Research Center operated under the direction of the Southern California Equine Foundation. The Hollywood Park facility also features parking areas for the public and office facilities.

The Hollywood Park Casino is a state-of-the-art facility which is open 24 hours a day, 365 days a year. The casino features more than 150 gaming tables offering a variety of California approved casino games. Under California gaming law, the casino is a card club. Thus, it is not authorized to operate slot machines or video lottery terminals but instead rents its tables to casino patrons for a seat fee charged on a per hand basis. The casino also offers facilities for simulcast wagering. We lease the facility to Pinnacle Entertainment, Inc., formerly Hollywood Park Inc., under a ten-year lease for an annual rent of $3.0 million and, therefore, do not operate the casino. The lease includes a ten-year renewal option and is subject to an adjustment to the rent at the time the option is exercised.

We are also in the process of making a number of capital improvements to the Hollywood Park facility in order to better serve our horsemen and patrons in Southern California.

Calder Race Course

We own the Calder Race Course racetrack and improvements located in Miami, Florida ("Calder Race Course facility"). The Calder Race Course facility is adjacent to Pro Player Stadium, home of the Florida Marlins and Miami Dolphins. The Calder Race Course facility consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstand and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 Thoroughbreds. The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park Race Course

We own the Ellis Park racetrack and improvements located in Henderson, Kentucky ("Ellis Park facility"). The Ellis Park facility consists of approximately 230 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf course, permanent grandstands and a stabling area for 1,290 horses. The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

Hoosier Park

Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis ("Hoosier Park facility"). Hoosier Park leases the land under a long-term lease with the city of Anderson and owns all of the improvements on the site. The Hoosier Park facility consists of approximately 110 acres of leased land with a seven-eighths (7/8) mile oval dirt track, permanent grandstands and stabling area. The facility includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to a full-service restaurants. The site also has a saddling paddock, parking areas for the public and office facilities. The stable area has barns sufficient to accommodate 780 horses and other facilities for backstretch personnel.

C.   SIMULCAST OPERATIONS

We generate a significant portion of our revenues by sending signals of races from our racetracks to other facilities and receiving signals from other tracks. These revenues are earned through pari- mutuel wagering on signals that we both import and export. Import simulcasting involves receiving a video signal of a live race at a remote wagering location. Export simulcasting involves sending the video signal of a live race to a remote wagering location.

Churchill Downs and Calder Race Course conduct simulcast wagering only during live race meets, while Hollywood Park, Hoosier Park and Ellis Park offer year-round simulcast wagering. The Louisville Sports Spectrum conducts simulcast wagering when Churchill Downs is not operating a live race meet with the exception of Kentucky Oaks Day, Kentucky Derby Day and the immediately following Sunday. The Indiana Sports Spectrums and the Kentucky Off-Track Betting facilities conduct simulcast wagering year-round.

During 1999, we initiated the sale of Churchill Downs, Ellis Park, Hoosier Park and the Kentucky Derby signals as a combined package. Hollywood Park and Calder Race Course were acquired during 1999, therefore, these signals were sold as separate products. Starting in 2000, we will combine all of the signals to form a new product, the Churchill Downs Simulcast Network (CDSN). CDSN will provide incentives to encourage OTB operators to purchase the new CDSN product but will also continue to make individual signals available to OTB operators.

Louisville Sports Spectrum

We own the real property and improvements known as the Louisville Sports Spectrum, located in Louisville, Kentucky about seven miles from Churchill Downs. This 100,000-square-foot property, located on approximately 88 acres of land, is a state-of-the-art OTB and Thoroughbred training annex. The Louisville Sports Spectrum provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races. The Louisville Sports Spectrum also provides a stabling and training annex for Churchill Downs.

Indiana Sports Spectrums

Hoosier Park owns and operates three Churchill Downs Sports Spectrum facilities in Indiana ("Indiana Sports Spectrums"). These OTBs provide a statewide distribution system for Hoosier Park's racing signal and additional simulcast markets for our products. The Indiana Sports Spectrum at Merrillville, located about 30 miles southeast of Chicago, consists of approximately 27,300 square feet of space. The Indiana Sports Spectrum at Fort Wayne consists of approximately 15,750 square feet of space. A third Indiana Sports Spectrum is located in downtown Indianapolis where Hoosier Park leases space for the OTB. In February 1999, the Indianapolis facility was expanded from approximately 17,500 square feet to 24,800 square feet.

Hoosier Park is continuing to evaluate sites for the location of a fourth Indiana Sports Spectrum facility. The state of Indiana has enacted legislation that requires a county's fiscal body to adopt an ordinance permitting OTBs before such a facility can be located in that county. The ordinance requires that the voters of the county must approve the operation of an OTB in that county if the OTB is to be located on public property. The county fiscal body may require in the ordinance that the voters of the county must approve the operation of an OTB in that county if the OTB is to be located on private property. This legislation may affect Hoosier Park's ability to locate its fourth facility in certain counties.

Kentucky Off-Track Betting, Inc.

In 1992, the Company and three other Kentucky Thoroughbred racetracks formed Kentucky Off- Track Betting, Inc. ("KOTB"), of which we are a 50% shareholder. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each OTB must first be approved by the Kentucky Racing Commission ("KRC") and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown, and Pineville, Kentucky.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs' and Ellis Park's live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 1999 and is not anticipated to have a substantial impact on operations in the future.

In-Home Wagering

Technological innovations have opened the distribution channels for live racing products to include in-home wagering. Television Games Network ("TVG"), a subsidiary of TV Guide, Inc., offers high quality live racing video signals in conjunction with its interactive television wagering system. We have entered into agreements to broadcast our racetrack simulcast products as part of TVG's programming content. This new network is anticipated to eventually offer 24-hour -a-day programming throughout the United States that will be primarily devoted to developing new fans for racing. In jurisdictions where lawful, in- home patrons of TVG can wager on our live races as well as other race signals. As the originator of the live racing signal, we will receive a simulcast fee on in-home wagers placed on our races.

In June 1999, the U.S. Justice Department raised concerns whether interactive wagering conducted through TVG's wagering hub would be legal under existing federal gambling laws. In addition, certain state attorney generals have expressed concern over the legality of TVG's business. TVG related revenues are not material to our operations at this time.

D.   OTHER SOURCES OF REVENUE

In addition to revenues from live racing and simulcasting, we generate revenues from additional sources.

Riverboat Admissions Tax

To compensate for the adverse impact of riverboat competition, the horse industry in Indiana presently receives $0.65 per $3 admission to riverboats in the state. By IHRC rule we are required to allocate 70% of any revenue received from the subsidy directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is received by Hoosier Park as the only horse racetrack currently operating in Indiana. In November 1999, the Company and the IHRC agreed to a $6.8 million ceiling on Hoosier Park's share of the subsidy. The ceiling represents a 9% decrease from the $7.4 million Hoosier Park earned for 1999.

Kentucky Horse Center

We own the real property and improvements known as Kentucky Horse Center, located in Lexington, Kentucky ("KHC"). KHC is a Thoroughbred training and boarding facility. KHC, which sits on 245 acres of land, offers a one-mile dirt track with a starting gate, a five-eighths (5/8) mile training track and stabling for 1,100 horses. Additionally, KHC has facilities for meetings and larger special events, including a 920-seat auditorium known as the Pavilion. Escorted tours of KHC's training facilities are offered to the public. KHC's revenues are not material to our operations. We currently have a definitive agreement to sell KHC in 2000.

Charlson Broadcast Technologies

During 1999 we purchased a majority interest in CBT located in Erlanger, Kentucky, a Cincinnati, Ohio suburb. CBT provides television production and computer graphic services to the racing industry. CBT's proprietary software displays odds, statistical data and other racing information on televisions in real-time for customers at racetracks and OTBs.

E.   LICENSING

Kentucky's racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the KRC. The KRC consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

We received approval from the KRC to conduct two live Thoroughbred racing meets at Churchill Downs from April 29 through July 9, 2000 ("Spring Meet"), and from October 29 through November 25, 2000 ("Fall Meet"), for a total of 76 days, excluding the Breeders' Cup on November 4, 2000. The KRC also awarded Ellis Park approval to conduct live Thoroughbred racing from July 12 through September 4, 2000, for a total of 41 live racing days.

In California, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved annually by the California Horse Racing Board based upon applications submitted by California racetracks. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Hollywood Park, which was acquired on September 10, 1999, has been approved to conduct two live Thoroughbred race meets from April 28 through July 24, 2000 ("Spring/Summer Meet"), and from November 8 through December 24, 2000 ("Autumn Meet"), for a total of 100 live racing days.

In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also approves annual licenses for Thoroughbred, Standardbred and Quarter Horse races. Calder Race Course, Inc. and Tropical Park, Inc., which were acquired on April 23, 1999, hold licenses to conduct two consecutive live Thoroughbred race meets at Calder Race Course. Calder Race Course, Inc. was approved for live racing from May 23 through November 2, 2000, and Tropical Park, Inc. was approved for live racing from November 3, 2000 through January 2, 2001, for a total of 174 days of live racing.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the IHRC, which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct pari-mutuel wagering on live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. The IHRC has approved Hoosier Park to conduct live Standardbred racing from April 7 through August 23, 2000, and live Thoroughbred racing from September 8 through December 3, 2000, for a total of 167 live racing dates.

The total number of days on which each racetrack conducts live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at Churchill Downs, Hollywood Park, Calder Race Course, Hoosier Park or Ellis Park could adversely impact our operations and earnings in future years.

Service Marks

We hold several state and federal service mark registrations on specific names and designs in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

F.       OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

North American bloodstock sales climbed again in 1999, continuing a trend that began in 1995. According to The Blood-Horse magazine, expenditures for Thoroughbred weanlings, yearlings, two year olds and broodmares totaled $987.5 million in 1999 compared to $816.9 million in 1998, which was the previous record. Since 1995, the number of Thoroughbred foals born each year has increased. These increases in Thoroughbred sales and the number of foals are indicators of a resurgence of the Thoroughbred breeding industry, reversing a trend of declines from 1986 to 1995. The increase in the number of Thoroughbreds enables racetracks to increase the number of horses participating in live racing.

We generally do not directly compete with other racetracks or OTBs for patrons due to geographic separation of facilities or differences in seasonal timing of meets. However, we compete with other sports, entertainment and gaming options, including riverboat, cruise ship and land-based casinos and lotteries, for patrons for both live racing and simulcasting (For a further discussion of the Company's competitive environment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have successfully grown our live racing product and positioned ourselves to compete by strengthening our flagship operations, increasing our share of the interstate simulcast market, and geographically expanding our racing operations. We also continue to seek industry consensus for a plan to allow video lottery terminals at our racetrack facilities in Kentucky as a means to attract new patrons and generate additional revenue for purses and capital investment.

G.   ENVIRONMENTAL MATTERS

Hollywood Park has received cease and desist orders from the California Regional Water Quality Control Board addressing storm water runoff and dry weather discharge issues. We have retained an engineering firm to develop a plan for compliance and to construct certain drainage and waste disposal systems. As part of the 1999 asset acquisition of Hollywood Park, the seller has agreed to indemnify us in the amount of $5.0 million for costs incurred in relation to the waste water runoff issue. It is not possible at this time to accurately assess the total potential costs associated with this matter but we do not believe it will be materially in excess of the indemnification amount.

The septic system at our Ellis Park facility is in need of repair. The cost of the repairs is not yet known, but we believe it will be less than $400,000.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville Sports Spectrum. In conjunction with this purchase, we withheld $995,000 from the amount due to the sellers
to  offset  certain  costs   related   to  the  remediation  of   environmental
contamination associated with underground storage tanks at the site. All of the $995,000 hold back had been utilized as of December 31, 1999 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the commonwealth of Kentucky of $995,000 for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.2 million, including interest on the escrow principal, remains in the account. The seller has submitted a corrective action plan to the state and it is anticipated that the Kentucky Cabinet of Natural Resources will consent to a closure, either with or without monitoring. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

In January 1995, Hoosier Park opened the Indiana Sports Spectrum in Merrillville, Indiana. The 27,300 square-foot facility is designed exclusively for the simulcast of horse races and pari-mutuel wagering. The Merrillville, Indiana, facility was subject to contamination related to prior business operations adjacent to the property. In conjunction with the purchase, Hoosier Park withheld $50,000 from the amount due to the seller to offset costs related to remediation of the contamination. In connection with the remediation the seller received a certificate of completion of the voluntary remediation work from the Indiana Department of Environmental Management and a covenant not to sue from the state of Indiana. We believe that any potential loss relating to this matter will not be material.

It is not anticipated that we will have any material liability as a result of compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

H.   EMPLOYEES

As of December 31, 1999, we employed approximately 1,030 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 1999, peak employment occurred during Kentucky Derby week when we employed as many as 3,300 persons Company-wide. During 1999, average full-time and seasonal employment per pay period was approximately 950 individuals Company-wide.

ITEM 2.           PROPERTIES

Information   concerning   property  owned  by  us  required  by  this  Item  is
incorporated by reference to the information contained in Item 1. "Business" of this Report.

Our real and personal property (but not including the property of Hoosier Park, KOTB or Charlson) is encumbered by liens securing our $250 million line of credit facility. The shares of stock of certain of our subsidiaries are also pledged to secure this facility.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

Our common stock is traded on the National Association of Securities Dealers, Inc.'s National Market automated quotation system ("Nasdaq") under the symbol CHDN. As of March 14, 2000, there were approximately 3,350 shareholders of record.

The following table sets forth the high and low bid quotations, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:


                   1999 - By Quarter                   1998 - By Quarter
                   -----------------                   -----------------

            1st     2nd      3rd      4th       1st      2nd     3rd      4th
            ---     ---      ---      ---       ---      ---     ---      ---

High Bid  $38.75   $35.75   $33.63   $26.00    $25.31   $43.25   $41.44  $36.44
Low Bid   $26.25   $26.00   $22.50   $20.13    $19.31   $24.00   $27.63  $27.25

Dividend per share:                  $.50                                $.50

Stock quotations and dividend per share amounts reflect retroactive adjustments for the 2-for-1 stock split with a record date of March 30, 1998.

In July 1999, we issued 2,300,000 shares of common stock at a public offering price of $29 a share.

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA


(In thousands, expect per share data)
                                                Years ended December 31,
                                 1999        1998        1997        1996       1995
                                 ----        ----        ----        ----       ----



Operations:
Net revenues                   $258,427    $147,300    $118,907    $107,859    $92,434

Operating income                $32,513     $17,143     $14,405     $12,315    $10,305

Net earnings                    $14,976     $10,518      $9,148      $8,072     $6,203

Basic net earnings per share      $1.74       $1.41       $1.25       $1.08       $.82
Diluted net earnings per share    $1.72       $1.40       $1.25       $1.08       $.82

Dividend paid per share
     Annual                        $.50        $.50        $.25        $.25       $.25
     Special                        -           -          $.25        $.08        -


Balance Sheet Data at Period End:

Total assets                   $398,046    $114,651     $85,849     $80,729    $77,486

Working capital surplus            $800     $(7,791)    $(8,032)   $(10,789)  $(10,434)
(deficiency)

Long-term debt                 $181,450     $13,665      $2,713      $2,953     $6,421
Other Data:

Shareholders' equity           $138,121     $65,231     $53,393     $47,781    $46,653

Shareholders' equity per share   $14.02       $8.67       $7.30       $6.54      $6.17

Additions to racing plant and
equipment, exclusive of business
acquisitions                    $12,083      $3,524      $4,568      $2,571     $8,590


Earnings, dividend and shareholders' equity per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information set forth in this discussion and analysis contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; a decrease in riverboat admissions revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Standardbred and Quarter Horse horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Hollywood Park Race Track, a Thoroughbred racetrack in Inglewood, California ("Hollywood Park"); Calder Race Course, a Thoroughbred racetrack in Miami, Florida, which owns racing licenses held by Calder Race Course, Inc. and Tropical Park, Inc. ("Calder Race Course"); Ellis Park Race Course, a Thoroughbred racetrack in Henderson, Kentucky ("Ellis Park"); and Kentucky Horse Center, a Thoroughbred training center in Lexington, Kentucky ("KHC"). We have entered into a definitive agreement with Keeneland Association, Inc.("Keeneland") whereby Keeneland will purchase the assets of KHC for a cash payment of $5 million. The sale is subject to certain closing conditions, and closing is expected during March or April of 2000.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Additionally, we are the majority owner and operator of Hoosier Park at Anderson in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing ("Hoosier Park"). Hoosier Park is owned by Hoosier Park, LP ("HPLP"), an Indiana limited partnership. We have entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP for a purchase price of $8.5 million. Upon closing, we will retain a 51% interest in Hoosier Park and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission ("IHRC") and various regulatory agencies and closing is expected during the second quarter of 2000. We also conduct simulcast wagering on horse racing at our off-track betting facilities (OTBs) located in Louisville, Kentucky, and in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks.

Because of the seasonal nature of our business, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second quarter of each year during which the Kentucky Derby and the Kentucky Oaks are run. The Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

Our primary source of revenue is commissions on pari-mutuel wagering at our racetracks and OTBs. Other sources of revenue include Indiana riverboat admissions subsidy revenue, simulcast fees, lease income, admissions and concessions revenue.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum$1.0 million in purse money and the Kentucky Oaks offers a minimum $0.5 million in purse money. Calder Race Course is home to the Festival of the Sun, Florida's richest day in Thoroughbred racing offering approximately $1.5 million in total purse money. Hollywood Park is home to the Sempra Energy Hollywood Gold Cup, which offers $1.0 million in purse money. Hollywood Park's Autumn Meet is highlighted by the annual $2.1 million Autumn Turf Festival, comprised of six graded stakes races. Other races that make us unique are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Churchill Downs hosted the Breeders' Cup Championship ("Breeders' Cup") in 1988, 1991, 1994 and 1998, and will host the event for a record fifth time on November 4, 2000. Hollywood Park has also hosted the Breeders' Cup in 1984, 1987 and 1997. The Breeders' Cup is sponsored by Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding.The Breeders' Cup races, which feature $13.0 million in purses, are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


America compete for the privilege of hosting the Breeders' Cup races each year. Although most of the income earned from this event is allocated to Breeders' Cup Limited, hosting the 1998 event had a positive impact on our 1998 results, and hosting the event in 2000 is expected to have a positive impact on our 2000 results.

Kentucky's racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the Kentucky Racing Commission ("KRC"). The KRC consists of 11 members appointed by the governor of Kentucky. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

We received approval from the KRC to conduct two live Thoroughbred racing meets at Churchill Downs from April 29 through July 9, 2000 ("Spring Meet"), and from October 29 through November 25, 2000 ("Fall Meet"), for a total of 76 days, excluding the Breeders' Cup on November 4, 2000. Churchill Downs conducted live racing from April 24 through June 27, 1999, and from October 31 through November 27, 1999, for a total of 71 racing days compared to a total of 71 racing days in 1998. KRC approved a one week increase in Churchill Downs' Spring Meet during 2000, which is a reduction to Ellis Park's customary racing schedule.

The KRC also awarded Ellis Park approval to conduct live Thoroughbred racing from July 12 through September 4, 2000, for a total of 41 live racing days. Ellis Park conducted live racing from June 28 through September 6, 1999, for a total of 61 racing days compared to 61 racing days in 1998. The decrease of 20 live race dates for 2000 compared to 1999 is the result of reducing the live racing week from 6 days of live racing to 5 days of live racing and the movement of one week of live racing to Churchill Downs' Spring Meet. We expect the change in live race dates to better utilize the operations of both racetracks.

In California, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the California Horse Racing Board annually based upon applications submitted by California racetracks. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Hollywood Park, which was acquired on September 10, 1999, has been approved to conduct two live Thoroughbred race meets from April 28 through July 24, 2000 ("Spring/Summer Meet"), and from November 8 through December 24, 2000 ("Autumn Meet"), for a total of 100 days combined. Hollywood Park conducted 97 days of racing during 1999 compared to 97 days of racing during 1998.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  F
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also approves annual licenses for Thoroughbred, Standardbred and Quarter Horse races. Calder Race Course, Inc. and Tropical Park, Inc., which were acquired April 23, 1999, hold licenses to conduct two consecutive live Thoroughbred race meets at Calder Race Course. Calder Race Course, Inc. has been approved for live racing from May 23 through November 2, 2000, and Tropical Park, Inc. was approved from November 3, 2000 through January 2, 2001, for a collective total of 174 days of live racing. In 1999, Calder Race Course conducted 169 days of racing, which included 2 days of racing in January 2000 compared to 173 days of racing during 1998, which included 2 days of racing in January 1999. During 1999, 1 day of approved live racing was lost as a result of inclement weather.

Tax laws in Florida currently discourage the three Miami-area racetracks in Florida from applying for licenses for race dates outside of their traditional racing season, which currently do not overlap. Effective July 1, 2001, a new tax structure will eliminate this deterrent. Accordingly, Calder Race Course may face direct competition from other Florida racetracks and may have the ability to increase live racing dates or lose live racing dates in the future.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission ("IHRC"), which consists of five members appointed by the governor of Indiana. Licenses are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct pari-mutuel wagering on live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. The IHRC has approved Hoosier Park to conduct live Standardbred racing from April 7 through August 23, 2000, and live Thoroughbred racing from September 8 through December 3, 2000, for a combined total of 167 live racing dates in 2000. Hoosier Park conducted live racing from April 9, 1999 through December 5, 1999, for a combined total of 167 days of racing during 1999 compared to 153 total days of racing during 1998. Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races.

In December 1999, the IHRC accepted an application from a group of investors who seek to build a Standardbred racetrack in Lawrence, Indiana. The application is now in the review process. It is our belief that the Indianapolis market cannot support two racetracks, and Hoosier Park is compiling market data to respond to the proposal. The addition of a second racetrack in Indiana could potentially impact Hoosier Park's share of the riverboat admissions revenue, create an increase in competition in the market and reduce the quality of racing. A reduction in Hoosier Park's live racing dates as a result of a second race-track could also result in an adverse impact on long term profitability of the facility.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The total number of days on which each racetrack conducts live racing fluctuates annually according to the calender year. A substantial change in the allocation of live racing days at Churchill Downs, Hollywood Park, Calder Race Course, Hoosier Park or Ellis Park could adversely impact our operations and earnings in future years.

As of December 31, 1999, we employed approximately 1,030 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 1999, peak employment occurred during Kentucky Derby week when we employed as many as 3,300 persons Company-wide. During 1999, average full-time and seasonal employment per pay period was approximately 950 individuals Company-wide.

We generally do not directly compete with other racetracks or OTBs for local patrons due to geographic separation of facilities or differences in seasonal timing of meets. Calder Race Course, for example, is in close proximity to two other racetracks, but the tracks currently do not directly compete with each other because they offer live races and simulcasting during different times of the year. However, we compete with other sports, entertainment and gaming options, including riverboat, cruise ship and land-based casinos and lotteries, for patrons for both live racing and simulcasting. We attempt to attract patrons by providing high quality racing products in attractive entertainment facilities with fairly priced, appealing concession services.

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently five riverboat casinos operating on the Ohio River along Kentucky's border, including two in the southeastern Indiana cities of Lawrenceburg and Rising Sun, one in southwestern Indiana in Evansville and one in Metropolis, Illinois. The fifth riverboat casino, licensed to RDI/Caesars, opened in November 1998 in Harrison County, Indiana, 10 miles from Louisville. We experienced some decreases in attendance and pari-mutuel wagering at the Churchill Downs Sports Spectrum ("Louisville Sports Spectrum") during 1999 as compared to 1998. However, we experienced an increase in pari-mutuel wagering on Churchill Downs races, including export simulcasting, during the same period. It is impossible to accurately determine the extent of the riverboat's impact on our business at these facilities. Other factors, such as unfavorable weather conditions, may also have had an impact.

The Indiana Gaming Commission voted in September 1998 to grant a license to open a fifth Indiana riverboat along the Ohio River in Switzerland County, about 70 miles from Louisville. The license holder, Pinnacle Entertainment, Inc., formerly Hollywood Park, Inc., plans to build a riverboat casino, hotel and resort complex, which is projected to open in the third quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In addition to those riverboats operating along the Ohio River, five riverboat casinos have opened along the Indiana shore of Lake Michigan near our Indiana Sports Spectrum in Merrillville, Indiana. The opening of these Lake Michigan riverboats adversely impacted our pari-mutuel wagering activities at the Merrillville facility. Given its proximity to Chicago, the Merrillville Indiana Sports Spectrum also faces competition from OTBs and riverboat casinos near
Chicago. We also compete with cruise ship casinos in Florida and state lotteries.

Additionally, several Native American tribes in Florida have expressed interest in opening casinos in southern Florida, which could compete with Calder Race Course. Also, the state of Michigan has approved a proposal by the Pokagon Band of the Potawatomi Indian Tribe to develop a casino in New Buffalo, Michigan, which is approximately 45 miles from our Merrillville facility. The development of this casino may negatively impact pari-mutuel activities at Hoosier Park's Indiana facilities.

In Kentucky, a Breeders' Cup incentive bill is being considered by the Kentucky General Assembly. This proposed legislation seeks to attract the Breeders' Cup to Kentucky more frequently by eliminating the excise tax on pari-mutuel wagering for live races on Breeders' Cup Day at any Kentucky racetrack hosting the event. It remains uncertain whether this proposal will be enacted.

The potential integration of alternative gaming products at our racetrack facilities is one of our four core business strategies developed to position us to compete in this changing environment. We have successfully grown our live racing product by implementing our other core business strategies by strengthening our flagship operations, increasing our share of the interstate simulcast market and geographically expanding our racing operations in Kentucky, Indiana, Florida and California. Alternative gaming in the form of video lottery terminals may enable us to more effectively compete with Indiana riverboat casinos and provide new revenue for purse money and capital investment. We continue to seek industry consensus for a plan to allow video lottery terminals at our racetrack facilities in Kentucky. Currently, we are working with members of the Kentucky horse industry to establish a consensus for a plan to operate video lottery terminals exclusively at Kentucky's racetracks.

The horse industry in Indiana presently receives $.65 per $3 admission to Indiana riverboats to compensate for the effect of riverboat competition. By IHRC rule we are required to allocate 70% of such revenue directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is received by Hoosier Park as the only horse racetrack currently operating in Indiana. Riverboat admissions revenue from our Indiana

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations increased $2.0 million for the year ended December 31, 1999 compared to 1998, as a result of the expansion of existing riverboats. The net increase in riverboat admissions revenue, after required purse and marketing expense increases of approximately $1.2 million, is $0.8 million.

In November 1999, the Company and the IHRC agreed to a $6.8 million ceiling on Hoosier Park's share of the subsidy. The ceiling represents a 9% decrease from the $7.4 million revenues Hoosier Park earned for 1999. A more significant change in Hoosier Park's share of the subsidy, as a result of a possible second track approved in Indiana, would impact funding for operating expenditures, potentially reducing the number of race dates at Hoosier Park and, in all likelihood, re-emphasize the need for the integration of alternative gaming products at the Hoosier Park racetrack in order for it to remian a profitable enterprise.

Technological innovations have opened the distribution channels for live racing products to include in-home wagering. Television Games Network ("TVG"), a subsidiary of TV Guide, Inc., offers high quality live racing video signals in conjunction with its interactive television wagering system. We have entered into agreements to broadcast our racetrack simulcast products as part of TVG's programming content. This new network is anticipated to eventually offer 24-hour -a-day programming throughout the United States that will be primarily devoted to developing new fans for racing. In jurisdictions where lawful, in- home patrons of TVG can wager on our live races as well as other race signals. As the originator of the live racing signal, we will receive a simulcast fee on in-home wagers placed on our races.

In June 1999, the U.S. Justice Department raised concerns whether interactive wagering conducted through TVG's wagering hub would be legal under existing federal gambling laws. In addition, certain state attorney generals have expressed concern over the legality of TVG's business. TVG related revenues are not material to our operations at this time.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our five live racing facilities and four separate OTBs, which are included in their respective racetracks, during the years ended December 31, 1999 and 1998 is as follows ($ in thousands):


                         Churchill
                           Downs     Hollywood    Calder Race
                         racetrack     Park*        Course*     Hoosier Park  Ellis Park*
Live racing
     1999 handle          $125,258     $198,683      $183,439       $15,888      $19,790
     1999 no. of days           71           97           169           167           61
     1998 handle          $128,250     $199,338      $187,477       $16,092      $20,944
     1998 no. of days           71           97           173           153           61

Export simulcasting
     1999 handle          $459,545     $730,479      $489,519       $68,994     $159,964
     1999 no. of days           71           97           169           167           61
     1998 handle          $421,200     $732,510      $456,860       $62,720     $116,735
     1998 no. of days           70           97           173           153           61

Import simulcasting
     1999 handle          $121,160     $228,556            -       $139,379      $38,040
     1999 no. of days          234          175            -          1,205          290
     1998 handle          $138,443     $214,799            -       $133,770      $38,065
     1998 no. of days          232          179            -          1,219          288

Totals
     1999 handle          $705,963   $1,157,718      $672,958      $224,261     $217,794
     1998 handle          $687,893   $1,146,647      $644,337      $212,582     $175,744

* Pari-mutuel wagering information is provided for years ended December 31, 1999 and 1998. Although the summary reflects handle for the full year, only revenues generated since the subsidiaries' acquisition dates have been included in the Company's results of operations.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Revenues

Net revenues increased $111.1 million (75%) from $147.3 million in 1998 to $258.4 million in 1999. Calder Race Course contributed $72.4 million and Hollywood Park contributed $30.5 million to the increase in 1999 net revenues. Churchill Downs revenues increased $1.5 million (2%) due primarily to an increase in corporate sponsor event ticket prices, admissions and seat revenue, concessions, and program revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Hoosier Park revenues increased $3.5 million (7%) primarily due to increased simulcasting revenues and a $2.0 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Net revenues for Ellis Park for 1999 increased $2.3 million (13%) primarily due to the timing of the 1998 acquisition and increased pari-mutuel wagering revenue for 1999. Other operations, which include Charlson Broadcast Technologies, LLC ("CBT") and Kentucky Horse Center, comprised the remaining $0.9 million of the increase.

Operating Expenses

Operating expenses increased $88.4 million (74%) from $119.0 million in 1998 to $207.4 million in 1999, including Calder Race Course and Hollywood Park operating expenses of $54.4 million and $26.5 million, respectively. Churchill Downs operating expenses increased $1.9 million (3%). Hoosier Park operating expenses increased $2.8 million (7%) due primarily to increases in purses payable consistent with the increase in pari-mutuel revenue and an increase in required purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park operating expenses increased $2.8 million (18%) during 1999 as compared to expenses after the acquisition date of April 21, 1998 for the prior year.

Gross Profit

Gross profit increased $22.7 million (80%) from $28.3 million in 1998 to $51.0 million in 1999. The increase was primarily due to a $18.0 million and $4.0 million increase in gross profit from Calder Race Course and Hollywood Park, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $7.4 million (66%) from $11.2 million in 1998 to $18.6 million in 1999. Calder Race Course and Hollywood Park added $2.4 million and $1.5 million, respectively, and the inclusion of Ellis Park during all of 1999 contributed $0.2 million of the increase. SG&A expenses at Churchill Downs racetrack and corporate expenses

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased $1.7 million (21%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. Other operations accounted for the remaining $1.6 million of the increase in SG&A expenses. SG&A expenses as a percentage of net revenues decreased slightly from 7.5% in 1998 to 7.2% in 1999.

Other Income and Expense

Interest expense increased $6.9 million from $0.9 million in 1998 to $7.8 million in 1999 primarily as a result of borrowings to finance the acquisitions of Calder Race Course, Hollywood Park and CBT during 1999 and the acquisition of Ellis Park in April 1998.

Income Tax Provision

Our income tax provision increased by $4.1 million during 1999 as compared to 1998 as a result of increased pre-tax earnings and an increase in the estimated effective tax rate from 39.1% in 1998 to 42.1% in 1999 due primarily to non-deductible goodwill amortization expense related to the acquisitions of Calder Race Course and CBT.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Revenues

Net revenues increased $28.4 million (24%) from $118.9 million in 1997 to $147.3 million in 1998. Churchill Downs revenues increased $3.5 million (5%) due primarily to increases in simulcast revenues and license, rights, broadcast revenues and increased corporate sponsorship of the Kentucky Derby. Hoosier Park revenues increased $6.2 million (15%) primarily due to increased simulcasting revenues and a $5.1 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Ellis Park contributed $17.4 million to 1998 net revenues since its acquisition in the second quarter. Other operations, including Kentucky Horse Center which was also acquired in the second quarter, comprised the remaining $1.3 million of the increase.

Operating Expenses

Operating expenses increased $23.7 million (25%) from $95.4 million in 1997 to $119.1 million in 1998. Churchill Downs operating expenses increased $1.9 million (3%) due primarily to increased marketing, simulcast, totalisator and video expenses. Hoosier Park operating expenses increased $5.0 million (14%) due primarily to required increases in purses and marketing expenses of $2.8

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million and $0.8 million, respectively, related to the riverboat admissions subsidy. Ellis Park increased 1998 operating expenses by $15.4 million since its acquisition. Other operations, including Kentucky Horse Center, accounted for the remaining $1.4 million of the increase in operating expenses.

Gross Profit

Gross profit increased $4.7 million (20%) from $23.5 million in 1997 to $28.2 million in 1998. The Ellis Park acquisition contributed $2.0 million to 1998 gross profit. Churchill Downs gross profit increased $1.6 million and Hoosier Park gross profit increased $1.2 million for the reasons described above.

Selling, General and Administrative Expenses

SG&A expenses increased by $2.0 million (22%) from $9.1 million in 1997 to $11.1 million in 1998. SG&A expenses at Churchill Downs increased $1.3 million (19%) due primarily to increased corporate staffing, compensation and business development expenses. Hoosier Park SG&A expenses decreased by $0.2 million (9%) due primarily to declines in professional fees and wages. The acquisition of Ellis Park contributed $0.6 million to the increase in 1998 SG&A expenses. Other operations accounted for the remaining $0.3 million of the increase. SG&A expenses as a percentage of net revenues decreased slightly from 7.6% in 1997 to 7.5% in 1998.

Other Income and Expense

Interest expense increased $0.6 million from $0.3 million in 1997 to $0.9 million in 1998 as a result of borrowings to finance our second quarter acquisition of Ellis Park and Kentucky Horse Center.

Income Tax Provision

Our income tax provision increased by $1.0 million from $5.8 million in 1997 to $6.8 million in 1998 primarily as the result of an increase in pre-tax earnings of $2.3 million. The effective income tax rate increased slightly from 38.9% in 1997 to 39.1% in 1998 due primarily to non-deductible goodwill amortization expense related to the acquisition of Ellis Park and Kentucky Horse Center and increases in other permanent differences, partially offset by the reversal of the valuation allowance on certain state income tax net operating loss carryforwards.

Significant Changes in the Balance Sheet December 31, 1999 to December 31, 1998

The net plant and equipment increase of $191.8 million during 1999 included $189.2 million for the acquisitions of Hollywood Park, Calder Race Course and CBT. The remaining increase was due to routine capital spending at our operating units offset by current year depreciation expense.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Intangible assets increased $54.0 million primarily a result of the addition of approximately $52.0 million of goodwill due to the acquisitions of Calder Race Course and CBT. In addition, deferred financing costs of $3.1 million related to our new $250 million revolving loan facility are included. These increases were partially offset by current year amortization expense.

The long-term debt increase of $167.4 million was the result of additional borrowings on our bank line of credit during 1999 used to fund the 1999 acquisitions of Hollywood Park, Calder Race Course and CBT.

Deferred income tax liabilities increased by $8.5 million primarily as a result of the Calder Race Course acquisition during the second quarter of 1999.

Common stock increased by $62.7 million primarily due to $62.1 million in net proceeds received from our public offering during the third quarter of 1999.

Significant Changes in the Balance Sheet December 31, 1998 to December 31, 1997

Plant and equipment increased $25.0 million during 1998 which included $22.0 million for the acquisition of Ellis Park and Kentucky Horse Center. Routine capital spending at our operating units made up the remainder of the increase. Accumulated depreciation increased $5.5 million for current year depreciation expense.

Intangible assets increased $6.5 million as a result of the acquisition of Ellis Park and Kentucky Horse Center.

We borrowed on our bank line of credit during 1998 primarily to fund the Ellis Park acquisition during the second quarter.

Deferred income tax liabilities increased to $6.9 million in 1998, an increase of $4.6 million from 1997 balances, primarily as a result of the acquisition of Ellis Park and Kentucky Horse Center.

Liquidity and Capital Resources

The working capital surplus (deficiency) was $0.8, $(7.8) and $(8.0) million for the years ended December 31, 1999, 1998 and 1997, respectively. Working capital surplus \ deficiency results from the nature and seasonality of our business. Cash flows provided by operations were $39.7, $10.8 and $10.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

significant increase in operating cash flow for 1999 was primarily a result of the current year acquisitions. The net increase of $0.3 million in 1998 resulted from a $1.4 million increase in net earnings and $1.2 million increase in depreciation and amortization coupled with the timing of accounts receivable, accounts payable, income taxes payable and deferred revenue balances. Management believes cash flows from operations and available borrowings during 2000 will be sufficient to fund our cash requirements for the year, including capital improvements and any acquisitions.

Cash flows used in investing activities were $240.4, $20.8 and $6.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used for 1999 business acquisitions consisted of $142.5 million for the acquisition of Hollywood Park during the third quarter, $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter, and $2.9 million net of cash acquired for the acquisition of CBT during the first quarter. We used $12.6 million for capital spending at our facilities including $1.8 million for the construction of the main entrance and corporate offices, $2.2 million for the construction of a stable area dormitory and $0.7 million for the renovation of the racing offices at the Churchill Downs racetrack facility. The additional increase in capital spending from prior year spending is primarily the result of routine capital spending at CBT and Calder Race Course, which were acquired during 1999. The capital additions for all locations, including the expansion of Churchill Downs' main entrance and expansion of our corporate offices, are expected to approximate $16.6 million for 2000.

Cash flows provided by (used in) financing activities were $223.3, $7.0 and $(2.5) million for the years ended December 31, 1999, 1998 and 1997, respectively. We borrowed $269.5 million on our line of credit during 1999 primarily to finance the purchase of Hollywood Park, Calder Race Course and CBT. We received net proceeds of $62.1 million in connection with the July 15, 1999 common stock public offering and an additional $0.6 million for the issuance of common stock under our stock purchase plan and the exercise of stock options. Proceeds from the stock offering and operations were used to repay $102.5 million on our line of credit. In addition, cash dividends of $3.8 million were paid to shareholders in 1999 (declared in 1998) versus $3.7 million paid in 1998 (declared in 1997).

In April 1999, our total line of credit was increased to $250 million under a new revolving loan facility, of which $178 million was outstanding at December 31, 1999. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The new facility is collateralized by substantially all of our assets. This credit facility is intended to provide funds for acquisitions and to meet working capital, capital expenditures and other short-term requirements. Proceeds from the sale of a portion of our interest in Hoosier Park and the sale of KHC are expected to be used to repay a portion of this credit facility. The new revolving loan facility matures in 2004.

Impact of the Year 2000 Issue

During 1999, we completed a company-wide program to make our computer systems Year 2000 compliant. The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If our computer programs with date-sensitive functions were not Year 2000 compliant, they may not have been able to distinguish the year 2000 from the year 1900. This could have resulted in system failure or miscalculations leading to a disruption of business operations.

                          CHURCHILL DOWNS INCORPORATED
ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As of December 31, 1999, we had completed the Year 2000 compliance evaluation for our owned systems as well as issues involving third party service providers. In addition, we have also completed the Year 2000 compliance evaluation for our recent acquisitions of Calder Race Course and Hollywood Park and the remediation plans were completed on all critical operating systems. We have not experienced any disruptions to our business operations as a result of the Year 2000 issue. While we will continue to monitor our systems for continued Year 2000 compliance and continue to verify the Year 2000 preparedness of our third party service providers, we do not anticipate any significant business disruptions related to this matter.

Total cost to remediate Year 2000 compliance issues was approximately $275,000. Our management believes that any future costs to remediate Year 2000 compliance issues will not be material to our financial position or results of operations.

Subsequent Events

We have entered into a definitive agreement with Keeneland Association, Inc. ("Keeneland") whereby Keeneland will purchase our Thoroughbred training and boarding facility known as Kentucky Horse Center ("KHC"). Keeneland has agreed to purchase KHC for a cash payment of $5 million. Proceeds from the sale will be used to repay a portion of our line of credit. The sale is subject to certain closing conditions, and closing is expected during March or April of 2000.

We have also entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership which owns Hoosier Park racetrack and related OTBs. Upon closing, we will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the IHRC and various regulatory agencies. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. Upon failure of Centaur to exercise this provision both parties will have an opportunity to purchase the other's remaining interest. We do not expect our earnings to be significantly effected by this sale. We expect any loss in Hoosier Park annual income to be significantly offset by a reduction in interest expense as a result of using the proceeds from the sale to repay a portion of our line of credit. Closing is expected during the second quarter of 2000.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  At December 31, 1999, we had $178.0 million of debt outstanding under our revolving loan facility which bears interest at LIBOR based variable rates. We are exposed to market risk on this variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce pre-tax earnings and cash flows by $1.8 million.

                  In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with a major financial institution. Under terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 5.89% and 5.92% on notional amounts of $35.0 million and $70.0 million, respectively. The $70.0 million interest rate swap matured in March 2000 and the $35.0 million interest rate swap matures in August 2000. At December 31, 1999, these interest rate swaps approximated a mark-to-market value of $77,000 based on current interest rates. Assuming the December 31, 1999 notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase pre-tax earnings and cash flows by $1.1 million.

                  Upon expiration of the $70 million interst rate swap in early March 2000, we enterd into a 3-year interest rate swap in which we pay a fixed interest rate of 7.015% on a notional amount of $35 million. Management plans to engage in further interest rate swap agreements in the future to protect our interest rate exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
February 23, 2000

                          CHURCHILL DOWNS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                 (in thousands)



                     ASSETS              1999        1998       1997
                                         ----        ----       ----
Current assets:
     Cash and cash equivalents         $ 29,060    $  6,380    $ 9,280
     Accounts receivable                 24,279      11,968      7,087
     Other current assets                 2,751       1,049        541
                                       ---------   ---------   --------
          Total current assets           56,090      19,397     16,908

Other assets                              4,740       3,796      3,884
Plant and equipment, net                274,882      83,088     63,163
Intangible assets, net                   62,334       8,370      1,894
                                       ---------   ---------   --------
                                       $398,046    $114,651    $85,849
                                       =========   =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                  $ 14,794    $  6,381    $ 6,549
     Accrued expenses                    23,821       8,248      7,121
     Dividends payable                    4,927       3,762      3,658
     Income taxes payable                   336         258        187
     Deferred revenue                    10,860       8,412      7,345
     Long-term debt, current portion        552         127         80
                                       ---------   ---------   --------
          Total current liabilities      55,290      27,188     24,940

Long-term debt                          180,898      13,538      2,633
Other liabilities                         8,263       1,756      2,506
Deferred income taxes                    15,474       6,938      2,377
Commitments and contingencies               -           -          -
Shareholders' equity:
     Preferred stock, no par value;
        250 shares authorized; no
        shares issued                       -           -          -
     Common stock, no par value;
        50,000 shares authorized;
        issued: 9,854 shares  in
        1999; 7,525 shares in 1998;
        and 7,317 shares in 1997         71,634       8,927      3,615
     Retained earnings                   66,667      56,599     49,843
     Deferred compensation costs           (115)       (230)       -
     Note receivable for common stock       (65)        (65)       (65)
                                       ---------   ---------   --------
                                        138,121      65,231     53,393
                                       ---------   ---------   --------
                                       $398,046    $114,651    $85,849
                                       =========   =========   ========
The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            Years ended December 31,
                      (in thousands, except per share data)




                                        1999         1998        1997
                                        ----         ----        ----

Net  revenues                         $258,427     $147,300    $118,907

Operating expenses:
   Purses                               97,585       50,193      39,718
   Other direct expenses               109,783       68,788      55,706
                                      ---------    ---------   ---------
                                       207,368      118,981      95,424
                                      ---------    ---------   ---------

     Gross profit                       51,059       28,319      23,483

Selling, general and administrative
     expenses                           18,546       11,176       9,078
                                      ---------    ---------   ---------

     Operating income                   32,513       17,143      14,405
                                      ---------    ---------   ---------

Other income (expense):
          Interest income                  847          680         575
          Interest expense              (7,839)        (896)       (332)
          Miscellaneous, net               334          342         325
                                      ---------    ---------   ---------
                                        (6,658)         126         568
                                      ---------    ---------   ---------

Earnings before provision for income
         taxes                          25,855       17,269      14,973

Provision for income taxes              10,879        6,751       5,825
                                      ---------    ---------   ---------

Net earnings                          $ 14,976     $ 10,518    $  9,148
                                      =========    =========   =========

Earnings per common share data:
     Basic                               $1.74        $1.41       $1.25
     Diluted                             $1.72        $1.40       $1.25

Weighted average shares outstanding:
     Basic                               8,598        7,460       7,312
     Diluted                             8,718        7,539       7,321

The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                      (in thousands, except per share data)




                                                                   Note           Deferred
                               Common    Stock      Retained    Receivable      Compensation
                               Shares    Amount     Earnings   Common Stock        Costs         Total
Balances December 31, 1996      7,309    $ 3,493     $44,353          $(65)             -        $47,781

Net earnings                                           9,148                                       9,148

Issuance of common stock
   at $14.45 per share              8        122                                                     122

Cash dividends, $.50 per share                        (3,658)                                     (3,658)
                               ------    -------     --------      --------        --------     ---------

Balances December 31, 1997      7,317      3,615      49,843           (65)             -         53,393

Net earnings                                          10,518                                      10,518

Deferred compensation                        344                                      $(344)         -

Deferred compensation
   amortization                                                                         114          114

Issuance of common stock at
   $24.25 per share in conjunction
   with RCA acquisition           200      4,850                                                   4,850

Issuance of common stock
   at $14.60 per share              8        118                                                     118

Cash dividends, $.50 per share                        (3,762)                                     (3,762)
                               ------    -------     --------      --------        --------     ---------

Balances December 31, 1998      7,525      8,927      56,599           (65)            (230)      65,231

Net earnings                                          14,976                                      14,976

Deferred compensation
   amortization                                                                         115          115

Issuance of common stock
   at $29.00 per share          2,300     62,122                                                  62,122

Issuance of common stock
   at $24.00 per share              7        170                                                     170

Exercise of Stock Options          22        415          19                                         434

Cash dividends, $.50 per share                        (4,927)                                     (4,927)
                               ------    -------     --------      --------        --------     ---------
Balances December 31, 1999      9,854    $71,634     $66,667          $(65)         $ (115)     $138,121
                               ======    =======     ========      ========        ========     =========


                     The  accompanying   notes  are  an  integral  part  of  the
consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (in thousands)


                                                   1999       1998        1997
                                                   ----       ----        ----
Cash flows from operating activities:
     Net earnings                               $ 14,976    $ 10,518    $ 9,148
     Adjustments to reconcile net earnings to
          net cash provided by operating
          activities:
     Depreciation and amortization                11,306       5,744      4,559
     Deferred income taxes                          (502)       (121)       352
     Deferred compensation                           285         183         55
     Increase (decrease) in cash resulting
          from changes in operating assets
          and liabilities:
          Accounts receivable                     (8,971)     (2,973)    (2,053)
          Other current assets                    (1,119)       (293)      (153)
          Accounts payable                         7,619      (2,211)       680
          Accrued expenses                        11,150         386       (434)
          Income taxes payable (refundable)           98          71     (2,324)
          Deferred revenue                          (231)        758      1,017
          Other assets and liabilities             5,121      (1,246)      (377)
                                                ---------   ---------   --------
             Net cash provided by operating
                  activities                      39,732      10,816     10,470
                                                ---------   ---------   --------

Cash flows from investing activities:
     Acquisition of businesses, net of cash
          acquired of $4,200 in 1999 and $517
          in  1998                              (228,303)    (17,232)        -
     Additions to plant and equipment, net       (12,083)     (3,524)    (4,568)
     Purchase of minority-owned investment           -           -       (2,338)
                                                ---------   ---------   --------
          Net cash used in investing activities (240,386)    (20,756)    (6,906)
                                                ---------   ---------   --------

Cash flows from financing activities:
     Decrease in long-term debt, net              (1,295)       (140)      (240)
     Borrowings on bank line of credit           269,500      22,000         -
     Repayments of bank line of credit          (102,500)    (11,000)        -
     Payment of loan origination costs            (2,867)       (280)        -
     Payment of dividends                         (3,762)     (3,658)    (2,375)
     Capital contribution by minority interest
          in subsidiary                            1,551         -           -
     Common stock issued                          62,707         118        122
                                                ---------   ---------   --------
          Net cash provided by (used in)
            financing activities                 223,334       7,040     (2,493)
                                                ---------   ---------   --------

Net increase (decrease) in cash and
     cash equivalents                             22,680      (2,900)     1,071
Cash and cash equivalents, beginning of period     6,380       9,280      8,209
                                                ---------    --------   --------
Cash and cash equivalents, end of period        $ 29,060    $  6,380    $ 9,280
                                                =========   =========   ========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                   $  6,858    $    497    $   151
     Income taxes                               $ 10,796    $  7,130    $ 7,915
Schedule of Non-cash Activities:
     Issuance of common stock related to the
          acquisition of RCA                         -      $  4,850         -
     Invoicing for future events                $  2,678    $    678    $   402
     Plant & equipment additions included
          in accounts payable                   $    502    $     95         -
          Compensation expense                       -      $    344         -
The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


1.  Basis of Presentation and Summary of Significant Accounting Policies

    Basis of Presentation

    Churchill Downs Incorporated (the "Company") conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, California and Florida. In addition, the Company, through its subsidiary, Hoosier Park L.P. ("Hoosier Park"), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. The Company's Kentucky, California, Florida and Indiana operations are subject to regulation by the racing commissions of the respective states.

    The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs California Company d/b/a Hollywood Park Race Track ("Hollywood Park"), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course ("Calder Race Course"), Ellis Park Race Course ("Ellis Park"), Churchill Downs Management Company ("CDMC"), Churchill Downs Investment Company ("CDIC"), Kentucky Horse Center and Anderson Park Inc. ("Anderson") and its majority-owned subsidiaries, Hoosier Park and Charlson Broadcast Technologies, LLC ("CBT"). All significant intercompany balances and transactions have been eliminated.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    A Summary of Significant Accounting Policies Followed

    Cash  Equivalents

    The Company considers investments with original maturities of three months or less to be cash equivalents. The Company has, from time to time, cash in the bank in excess of federally insured limits.

    Plant and Equipment

    Plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 30 years for grandstands and buildings, 3 to 11 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)

1.  Basis of Presentation and Summary of Significant Accounting Policies(cont'd)

    Intangible Assets

    Amortization of the cost of acquisitions in excess of fair value of assets acquired and the Indiana racing license is provided over 40 years using the straight-line method. Loan origination costs on the Company's line of credit are being amortized under the effective interest method over 60 months, the term of the loan.

    Long-lived Assets

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

    Deferred Revenue

    Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events.

    Stock-Based Compensation

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

    Reclassification

    Certain financial statement amounts have been reclassified in the prior years to conform to current year presentation.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


2.  Acquisitions

    On September 10, 1999, the Company acquired the assets of the Hollywood Park Race Track and the Hollywood Park Casino in Inglewood, California, including approximately 240 acres of land upon which the racetrack and casino are located, for a purchase price of $140.0 million plus approximately $2.5 million in transaction costs. The Company leases the Hollywood Park Casino to the seller under a ten-year lease with one ten-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The entire purchase price of $142.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date. The acquisition was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Hollywood Park Race Track have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price is preliminary and may require adjustment in the Company's future financial statements based on a final determination of the fair value of assets acquired in the acquisition.

    On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc.and Tropical Park, Inc. from KE Acquisition Corp.for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. The purchase price, plus additional costs, of $89.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the
    excess  of $49.4   million   being  recorded  as goodwill,  which is  being
    amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price is preliminary and may require adjustment in the Company's future financial statements based on a final determination of the fair value of assets acquired and liabilities assumed in the acquisition.

    On April 21, 1998, the Company acquired from TVI Corp. ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA") for a purchase price of $22.6 million, which includes transaction costs of $0.6 million. As part of the transaction, TVI received 0.2 million shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


2.   Acquisitions (cont'd)

     Following are the unaudited pro forma results of operations as if the September 10, 1999 acquisition of Hollywood Park Race Track, the July 20, 1999 stock issuance, the April 23, 1999 acquisition of Calder Race Course and the April 21, 1998 acquisition of RCA had occurred on January 1, 1998:

                                                    December 31,
                                           1999                     1998
                                           ----                     ----
          Net revenues                   $335,254                 $318,017
          Net earnings                    $20,200                  $15,993
          Earnings per common
          share:
               Basic                      $2.05                     $1.63
               Diluted                    $2.03                     $1.62
          Weighted average shares
          outstanding:
               Basic                      9,834                     9,820
               Diluted                    9,953                     9,900

     This  unaudited  pro   forma  financial  information  is   not necessarily
     indicative  of  the  operating   results  that would have occurred  had the
     transactions been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results.

3.   Plant and Equipment

     Plant and equipment is comprised of the following:


                                        1999             1998            1997
                                        ----             ----            ----
     Land                             $105,292         $ 7,632         $ 5,999
     Grandstands and buildings         201,613          73,377          57,580
     Equipment                          17,120           4,979           3,416
     Furniture and fixtures              7,741           5,341           4,328
     Tracks and other
          improvements                  39,602          37,998          33,118
     Construction in process             2,411             249             113
                                     ----------        --------       ---------
                                       373,779         129,576         104,554
     Accumulated depreciation          (98,897)        (46,488)        (41,391)
                                     ----------        --------       ---------
                                      $274,882         $83,088         $63,163
                                     ==========        ========       =========

     Depreciation expense was approximately $9,506, $5,490, and $4,288 for the years ended December 31, 1999, 1998 and 1997.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


4.   Intangibles assets

     The Company's intangible assets are comprised of the following:

                                                       1999      1998     1997
                                                       ----      ----     ----
     Cost of acquisitions in excess of fair value
            of net assets acquired                    $59,433   $6,449      -
     Indiana racing license                             2,085    2,085   $2,085
     Loan origination costs                             3,076      280      -
                                                      --------  -------  -------
                                                       64,594    8,814    2,085
     Accumulated amortization                          (2,260)    (444)    (191)
                                                      --------  -------  -------
                                                      $62,334   $8,370   $1,894
                                                      ========  =======  =======


     Amortization expense was approximately $1,353, $253 and $271 for the years ended December 31, 1999, 1998 and 1997.

5.   Income Taxes

     Components of the provision for income taxes are as follows:


                                    1999     1998     1997
                                    ----     ----     ----

     Currently payable:
          Federal                 $ 9,528   $5,795   $4,617
          State & local             1,853    1,077      856
                                   11,381    6,872    5,473
                                  --------  -------  -------
     Deferred:
          Federal                    (439)      46      308
          State & local               (63)       6       44
                                  --------  -------  -------
                                     (502)      52      352
                                  --------  -------  -------
     Reversal of valuation
     allowance                         -      (173)      -
                                  --------  -------  -------
                                  $10,879   $6,751   $5,825
                                  ========  =======  =======

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)

5.   Income Taxes (cont'd)

     The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:


                                             1999         1998          1997
                                             -----        -----        -----


     Federal statutory tax on
          earnings before income tax        $ 9,049      $5,942       $5,141
     State income taxes, net of
          federal income tax benefit          1,154         747          612
     Permanent differences and other            676         235           72
     Reversal of valuation allowance             -         (173)          -
                                            -------      -------      ------
                                            $10,879      $6,751       $5,825
                                            =======      =======      ======

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $1,169 for Indiana state income tax purposes expiring from 2009 through 2011 and approximately $6,401 for Kentucky state income tax purposes expiring from 2002 through 2011. Management has determined that its ability to realize future benefits of the state net operating loss carryforwards meets the "more likely than not" criteria of SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded at December 31, 1999.

     Components of the Company's deferred tax assets and liabilities are as follows:

                                              1999        1998         1997
                                              ----        ----         ----
     Deferred tax liabilities:
      Property & equipment in excess
       of tax basis                         $16,288      $7,805       $2,415
      Racing license in excess of tax basis     650         650          636
      Other                                      66          -            -
                                            -------      ------       ------
         Deferred tax liabilities            17,004       8,455        3,051
                                            -------      ------       ------

     Deferred tax assets:
      Supplemental  benefit plan                337         316          295
      State net operating loss
         carryforwards                          638         857          173
      Allowance for uncollectible
         receivables                            345          87           71
      Other                                     830         437          378
                                            -------      ------       ------
        Deferred tax assets                   2,150       1,697          917
                                            -------      ------       ------

     Valuation allowance for state net operating
       loss carryforwards                       -            -           173
                                            -------      ------       ------
         Net deferred tax liability         $14,854      $6,758       $2,307
                                            =======      ======       ======

     Income taxes are classified in the balance sheet as follows:
       Net non-current deferred tax
        liability                           $15,474      $6,938       $2,377
       Net current deferred tax asset          (620)       (180)         (70)
                                            -------      ------       ------
                                            $14,854      $6,758       $2,307
                                            =======      ======       ======

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)

6.   Shareholders' Equity

     On July 20, 1999 the Company issued 2,300 shares of the Company's common stock at a price of $29 per share. The total proceeds net of offering expenses was $62.1 million, and was used for the repayment of bank borrowings.

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

7.   Employee Benefit Plans

     The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee's annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%.The Company may also contribute a discretionary amount determined annually by the Board of Directors as
     well as a year end  discretionary  match not to exceed 4%. The   Company's
     contribution to the plan for the years ended December 31, 1999, 1998 and 1997 was approximately $819, $806 and $535 respectively.

     The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky and several other collectively-bargained retirement plans which
     are administered by unions.  Contributions  are  made in accordance   with
` negotiated labor contracts. Retirement plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $665, $258 and $205, respectively. The Company's policy is to fund this expense as accrued.

     The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $55, $55 and $51, respectively.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


8.   Long-Term Debt

     On April 23, 1999, the Company increased its line of credit to $250 million under a new revolving loan facility through a syndicate of banks headed by its principal lender to meet working capital and other short-term requirements and to provide funding for acquisitions. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. There was $178.0 million outstanding on the line of credit at December 31, 1999 compared to $11.0 million outstanding at December 31, 1998 and no borrowings outstanding at December 31, 1997 under previous lines of credit. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

     During the third quarter of 1999 we entered into interest rate swap contracts with a major financial institution which have termination dates through August 31, 2000. Under the terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 5.89% and 5.92% on notional amounts of $35.0 million and $70.0 million, respectively. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

     The Company also has two non-interest bearing notes payable in the aggregate face amount of $900 relating to the purchase of an intrastate wagering license from the former owners of the Louisville Sports Spectrum property. Interest has been imputed at 8%. The balance of these notes net of unamortized discount was $110, $196 and $276 at December 31, 1999, 1998 and 1997, respectively. The notes require aggregate annual payments of $110.

     On May 31, 1996, the Company entered into a Partnership Interest Purchase Agreement with Conseco, LLC ("Conseco") for the sale of 10% of the Company's partnership interest in Hoosier Park to Conseco. The transaction
     also  included   assumption  by  Conseco  of a  loan  to  the  Company  of
     approximately  $2.6  million,  of which   the   balance is $2.4  million at
     December 31, 1999. The loan requires interest of prime plus 2% (10.5% at December 31, 1999) payable monthly with principal due November 2004.
      The note is  collateralized  by 10% of the  assets  of Hoosier Park.

     Future aggregate maturities of long-term debt are as follows:


                                        2000  $    552
                                        2001       359
                                        2002       127
                                        2003        17
                                        2004   180,395
                                                -------
                                               $181,450
                                               ========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)




9.   Operating Leases

     The Company has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located, as well as operating leases for the Indianapolis off-track betting facility and certain totalisator and audio/visual and other equipment and services. The Anderson lease expires in 2003, with an option to extend the lease for three additional ten year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues. Total annual rent expenses for contingent lease payments including certain totalisator and audio/visual equipment and services and land and facility rent was approximately $6,287, $3,942 and $3,475 for the years ended December 31, 1999, 1998 and 1997. Total rent expense for all operating leases was approximately $6,832, $4,022 and $3,803 for the years ended December 31, 1999, 1998 and 1997.

     Future minimum operating lease payments are as follows:



                                                      Minimum Lease
                                                         Payment
                                                         -------
                          2000                           $1,088
                          2001                              885
                          2002                              646
                          2003                              513
                          2004                              405
                       Thereafter                         1,841
                                                         -------
                                                         $5,378
                                                         =======

10.  Stock-Based Compensation Plans

     Employee Stock Options:

     The Company sponsors both the "Churchill Downs Incorporated 1997 Stock Option Plan" (the "97 Plan") and the "Churchill Downs Incorporated 1993 Stock Option Plan" (the "93 Plan"), stock-based incentive compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for both the plans. However, pro forma disclosures are as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

     The Company is authorized to issue up to 300 shares and 400 shares of common stock (as adjusted for the stock split) under the 97 Plan and
     93 Plan,  respectively,   pursuant  to "Awards"  granted  in  the  form of
     incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)



10.  Stock-Based Compensation Plans (cont'd)

     Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 1999, 1998 and 1997. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and the changes during the year ended on those dates is presented below:


                                               1999                        1998                          1997
                                    -----------------------     ------------------------     --------------------------
                                                   Weighted                    Weighted                       Weighted
                                    # of Shares    Average      # of Shares    Average       # of Shares      Average
                                     Underlying    Exercise      Underlying    Exercise       Underlying      Exercise
                                      Options       Prices        Options       Prices         Options         Prices
     Outstanding at beginning
          of the year                   478         $20.86          426         $19.45           337           $19.08
     Granted                            154         $23.70           52         $32.50            89           $20.83
     Exercised                           22         $19.30           -              -             -               -
     Canceled                            -              -            -              -             -               -
     Forfeited                           10         $22.53           -              -             -               -
     Expired                             -              -            -              -             -               -
     Outstanding at end
          of year                       600         $21.62          478         $20.86           426           $19.45
     Exercisable at
          end of year                   311         $19.09          248         $21.02           207           $19.67
     Weighted-average fair value per
          share of options granted
          during the year                           $12.01                      $10.42                          $6.34

     The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following
     weighted-average   assumptions  for   grants   in  1999,  1998  and  1997,
     respectively: dividend yields ranging from 1.20% to 1.54%; risk- free interest rates are different for each grant and range from 5.75% to 6.76%; and the expected lives of options are different for each grant and range from approximately 6.5 to 7.0 years, and expected volatility rates of 43.74%, 24.86% and 19.38% for years ending December 31, 1999,1998 and 1997.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)

     The  following  table  summarizes   information   about  stock  options
     outstanding at December 31, 1999:


                                     Options Outstanding                         Options Exercisable
                       Number         Weighted Average      Weighted           Number          Weighted
Range of             Outstanding         Remaining          Average         Exercisable        Average
Exercise Prices      at 12/31/99     Contributing Life   Exercise Price     at 12/31/99     Exercise Price
----------------    ------------     ------------------  --------------     ------------    --------------
$13.40 to $16.75          20                6.0              $15.75              20            $15.75
$16.76 to $20.10         273                6.6              $18.93             253            $18.97
$20.11 to $23.45         240                8.5              $22.17              38            $21.61
$26.80 to $30.15           8                9.3              $29.88              -                 -
$30.16 to $33.50          59                9.0              $32.67              -                 -
                         ---                ---              ------             ---            ------
TOTAL                    600                7.6              $21.62             311            $19.09


     Employee Stock Purchase Plan:

     Under the Company's Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time(or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock's fair market value. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the next following July 31.

     On the first day of each 12-month period, August 1, the Company offers to each eligible employee the opportunity to purchase common stock. Employees elect to participate for each period to have a designated percentage of their compensation withheld (after-tax) and applied to the purchase of shares of common stock on the last day of the period, July 31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25 for each calendar year.

     Under the Employee Stock Purchase Plan, the Company sold 7 shares of common stock to 131 employees pursuant to options granted on August 1, 1998, and exercised on July 30, 1999. Because the plan year overlaps the Company's fiscal year, the number of shares to be sold pursuant to options granted on August 1, 1999, can only be estimated because the 1999 plan year is not yet complete. The Company's estimate of options granted in 1999 under the Plan is based on the number of shares sold to employees under the Plan for the 1998 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 1999.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)

     A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 1999, 1998 and 1997 and the changes during the year ended on those dates is presented below:


                                      1999                       1998                       1997
                           -----------------------    -----------------------    ------------------------

                                          Weighted                   Weighted                   Weighted
                          # of Shares     Average    # of Shares     Average    # of Shares     Average
                           Underlying     Exercise    Underlying     Exercise    Underlying     Exercise
                            Options        Prices      Options        Prices      Options        Prices
Outstanding at beginning
   of the year                 5           $24.00          8          $14.60          8          $14.45
Adjustment to prior year
estimated grants               2           $24.00          0          $14.60          0          $14.45
Granted                        9           $23.90          5          $31.45          8          $18.94
Exercised                      7           $24.00          8          $14.60          8          $14.95
Forfeited                      -               -           -              -           -              -
Expired                        -               -           -              -           -              -
Outstanding at end
   of year                     9           $23.90          5          $31.45          8          $18.94
Exercisable at end
   of year                     -               -           -              -           -              -
Weighted-average
   Fair value per share
   of options granted
   during the year                          $8.67                     $12.16                      $5.36

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per common share for 1999, 1998 and 1997 would approximate the pro forma amounts presented below:


                               1999       1998      1997
                               ----       ----      ----
Net earnings:
   As reported               $14,976    $10,518    $9,148
   Pro-forma                 $14,262    $10,087    $8,605

Earnings per common share:
   As reported
       Basic                   $1.74      $1.41     $1.25
       Diluted                 $1.72      $1.40     $1.25
   Pro-forma
       Basic                   $1.66      $1.35     $1.18
       Diluted                 $1.64      $1.34     $1.18

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


11.      Fair Values of Financial Instruments

     Financial Accounting Standards Board ("FASB") Statement No. 107,"Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement:

     Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-Term Debt - The carrying amounts of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

     Interest Rate Swaps - The carrying amounts of the Company's interest rate swaps approximates mark-to-market value of $77, based upon current interest rates.

12.  Contingencies

     Hollywood Park has received cease and desist orders from the California Regional Water Quality Control Board addressing storm water runoff and dry weather discharge issues. We have retained an engineering firm to develop a plan for compliance and to construct certain drainage and waste disposal systems. As part of the 1999 asset acquisition of Hollywood Park, the seller has agreed to indemnify our Company in the amount of $5.0 million for costs incurred in relation to the waste water runoff issue. It is not
     possible  at  this time  accurately  assess   the  total  potential  costs
     associated with this matter but we do not believe it will be materially in excess of the indemnification amount.

     On January 22, 1992, the Company acquired certain assets of Louisville Downs, Incorporated for $5.0 million including the site of the Louisville Sports Spectrum. In conjunction with this purchase, the Company withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1.0 million hold back had been utilized as of December 31, 1999 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the commonwealth of Kentucky of $1.0 million for remediation costs and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.2 million, including interest on the escrow principal, remains in the account. The seller has submitted a corrective action plan to the state and it is anticipated that the Kentucky Cabinet of Natural Resources will consent to a closure, either with or without monitoring. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further
     investigation  and  remediation   will exceed the  amount of  funds in the
     escrow.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


12.  Contingencies (cont'd)

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

13.  Earnings Per Common Share Computations

     The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

                                                      1999      1998      1997
                                                      ----      ----      ----
Net earnings (numerator) amounts used
   for basic and diluted per share computations:     $14,976   $10,518   $9,148
                                                     =======   =======   ======
Weighted average shares (denominator) of
   common stock outstanding per share
   computations:
      Basic                                            8,598     7,460    7,312
      Plus dilutive effect of stock options              120        79        9
                                                     -------   -------   ------
      Diluted                                          8,718     7,539    7,321
                                                     =======   =======   ======
Earnings per common share:
      Basic                                            $1.74     $1.41    $1.25
      Diluted                                          $1.72     $1.40    $1.25


      Options to purchase approximately 67, 52 and 10 shares for the years ended December 31, 1999, 1998 and 1997, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

14.  Segment Information

     The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it
     currently   operates  in  the  following six segments  (1) Churchill Downs racetrack, the Louisville Sports Spectrum simulcast facility and Churchill Downs corporate expenses (2) Hollywood Park Race Track(3)Calder Race Course
     (4) Ellis Park racetrack and its on-site simulcast facility, (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (6) Other operations, including Kentucky Horse Center, CBT and the Company's investments in various equity interests in the net income of equity method investees, which are not material.
     Eliminations  include  the   elimination  of   management  fee  and  other
     intersegment transactions.

     Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus Indiana riverboat admissions subsidy revenue, simulcast fees, lease income, admissions and concessions revenue.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


14.  Segment Information (cont'd)

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1999. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of our operating results or cash flows(as determined in accordance with accounting principles generally accepted in the United States) or as a measure of our liquidity.

The table below presents information about reported segments for the years ended December 31, 1999, 1998 and 1997:


                                        December 31,
                                        ------------
                                1999        1998        1997
                                ----        ----        ----

Net revenues:
  Churchill Downs including
        corporate expenses    $ 82,429    $ 80,925    $ 77,404
  Hollywood Park                30,494          -           -
  Calder Race Course            72,418          -           -
  Hoosier Park                  51,280      47,744      41,503
  Ellis Park                    19,653      17,386          -
  Other Operations               6,151       2,497       1,299
                              ---------   ---------   ---------
                               262,425     148,552     120,206
  Eliminations                  (3,998)     (1,252)     (1,299)
                              ---------   ---------   ---------
                              $258,427    $147,300    $118,907
                              =========   =========   =========

EBITDA:
  Churchill Downs including
        corporate expenses     $12,110     $14,417     $14,205
  Hollywood Park                 3,842          -           -
  Calder Race Course            17,946          -           -
  Hoosier Park                   6,423       5,599       4,282
  Ellis Park                     2,071       2,305          -
  Other Operations               1,314         909         802
                              ---------   ---------   ---------
                               $43,706     $23,230     $19,289
                              =========   =========   =========

Operating income (loss):
  Churchill Downs including
      corporate expenses        $8,561     $10,700     $10,557
  Hollywood Park                 2,574           -           -
  Calder Race Course            15,564           -           -
  Hoosier Park                   5,246       4,499       3,088
  Ellis Park                       721       1,422           -
  Other Operations                (153)        522         760
                              ---------   ---------   ---------
                               $32,513     $17,143     $14,405
                              =========   =========   =========

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     ($ in thousands, except per share data)


14.  Segment Information (cont'd)


                                      As of December 31,
                                      -----------------
                                1999         1998       1997
                                ----         ----       ----
Total Assets:
  Churchill Downs             $345,909    $  89,427   $ 72,490
  Hollywood Park               153,126           -          -
  Calder Race Course           114,396           -          -
  Hoosier Park                  32,559       31,732     29,689
  Ellis Park                    25,015       23,038         -
  Other Operations             312,272       71,109     31,180
                              ---------   ----------  ---------
                               983,277      215,306    133,359
  Eliminations                (585,231)    (100,655)   (47,510)
                              ---------   ----------  ---------
                              $398,046     $114,651   $ 85,849
                              =========   ==========  =========


Following is a reconciliation of total EBITDA to income before provision for income taxes:

                                                     December 31,
                                              1999       1998      1997
                                              ----       ----      ----
     Total EBITDA                           $43,706    $23,230    $19,289
     Depreciation and amortization          (10,859)    (5,744)    (4,559)
     Interest income (expense), net          (6,992)      (216)       243
                                            --------   --------   --------
     Earnings before provision for
       income taxes                         $25,855    $17,270    $14,973
                                            ========   ========   ========

15.      Subsequent Events

The Company and Keeneland Association, Inc. ("Keeneland") have entered into a definitive agreement whereby Keeneland will purchase the Company's Thoroughbred training and boarding facility known as Kentucky Horse Center ("KHC"). Keeneland has agreed to purchase KHC for a cash payment of $5 million. Proceeds from the sale will be used to repay a portion of the Company's line of credit. The sale is subject to certain closing conditions, and closing is expected during the second quarter of 2000.

The Company has entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership which owns Hoosier Park racetrack and related OTBs. Upon closing, the Company will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission and various regulatory agencies. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. Upon failure of Centaur to exercise this provision both parties will have an opportunity to purchase the other's remaining interest. The Company does not expect earnings to be significantly effected by this sale, as any loss in Hoosier Park annual income is expected to be significantly offset by a reduction in interest expense as a result of using the proceeds from the sale to repay a portion of the Company's line of credit. Closing is expected during the second quarter of 2000.



  Supplementary Financial Information(Unaudited)                Common Stock Information
 (In thousands, except per share data)                          Per Share of Common Stock
                                                      ------------------------------------------------
                             Operating    Net        Basic    Diluted
                     Net      Income    Earnings    Earnings  Earnings              Market Price
                  Revenues    (Loss)     (Loss)      (Loss)    (Loss)   Dividends    High    Low
                  --------    ------  ------------  --------  --------  ---------    ----    ---
1999              $258,427    $32,513     $14,976    $1.74     $1.72
Fourth Quarter     $93,548     $8,784      $3,128    $0.32     $0.31      $0.50    $26.00   $20.13
Third Quarter       63,076      3,635       1,192     0.13      0.12                33.63    22.50
Second Quarter      84,140     24,891      13,666     1.82      1.79                35.75    26.00
First Quarter       17,663     (4,797)     (3,010)   (0.40)    (0.40)               38.75    26.25
---------------------------------------------------------------------------------------------------
1998              $147,300    $17,143     $10,518    $1.41     $1.40
Fourth Quarter     $31,242    $(1,291)      $(780)  $(0.10)   $(0.10)     $0.50    $36.44   $27.25
Third Quarter       33,299     (1,016)       (655)   (0.09)    (0.09)               41.44    27.63
Second Quarter      67,374     22,220      13,522     1.81      1.79                43.25    24.00
First Quarter       15,385     (2,770)     (1,569)   (0.21)    (0.21)               25.31    19.31
---------------------------------------------------------------------------------------------------
1997              $118,907    $14,405      $9,148    $1.25     $1.25
Fourth Quarter     $28,021      $(270)        $31    $0.00     $0.00      $0.50    $23.38   $20.75
Third Quarter       16,827     (3,005)     (1,819)   (0.25)    (0.25)               21.00    16.25
Second Quarter      60,780     20,816      12,785     1.75      1.75                19.00    16.50
First Quarter       13,279     (3,136)     (1,849)   (0.25)    (0.25)               18.50    16.00
---------------------------------------------------------------------------------------------------


The Company's Common Stock is traded on the National Association of Securities Dealers, Inc.'s National Market("Nasdaq") under the symbol CHDN. As of March 14, 2000, there were approximately 3,350 shareholders of record.

Earnings (loss) per share and other per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

On July 20, 1999 the Company issued 2.3 million shares of common stock at a public offering price of $29 per share.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K


                                                                     Pages
(a)  (1)          Consolidated Financial Statements
                    The following financial statements of Churchill
                    Downs Incorporated
                    for the years ended December 31, 1999, 1998 and
                    1997 are included in Part II, Item 8:
                    Report of Independent Accountants                       31
                    Consolidated Balance Sheets                             32
                    Consolidated Statements of Earnings                     33
                    Consolidated Statements of Shareholders' Equity         34
                    Consolidated Statements of Cash Flows                   35
                    Notes to Consolidated Financial Statements             36-51

     (2)          Schedule VIII - Valuation and Qualifying Accounts         56
                  All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

     (3)          For the list of required exhibits, see exhibit index.

(b)          Reports on Form 8-K:

     (1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated September 10, 1999, amended by Form 8-K/A dated November 24, 1999, reporting , under Item 2, "Acquisition or disposition of assets", for the acquisition of Hollywood Park Race Track horse racing facility and the Hollywood Park Casino card club casino pursuant to an Asset Purchase Agreement dated as of May 5, 1999, amended by Amendment No.1 dated August 31, 1999.

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

                          CHURCHILL DOWNS INCORPORATED

                               /s/Thomas H. Meeker
                                Thomas H. Meeker
                          President and Chief Executive
                                     Officer
                                 March 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Thomas H. Meeker                 /s/Robert L. Decker               /s/Michael E. Miller
Thomas H. Meeker, President and     Robert L. Decker,                 Michael E. Miller,
Chief Executive Officer             Executive Vice President and      Senior Vice President, Finance
March 16, 2000                      Chief Financial Officer           March 16, 2000
(Director and Principal Executive   March 16, 2000                    (Principal Accounting Officer)
 Officer)                           (Principal Financial Officer)

/s/Daniel P. Harrington             /s/Frank B. Hower, Jr.
Daniel P. Harrington                Frank B. Hower, Jr.               Arthur B. Modell
March 16, 2000                      March 16, 2000                    March 16, 2000
(Director)                          (Director)                        (Director)

/s/William S. Farish                /s/G. Watts Humphrey, Jr.         /s/Carl F. Pollard
William S. Farish                   G. Watts Humphrey, Jr.            Carl F. Pollard
March 16, 2000                      March 16, 2000                    March 16, 2000
(Director)                          (Director)                        (Director)

/s/J.  David Grissom                /s/W. Bruce Lunsford              /s/Dennis D. Swanson
J.  David Grissom                   W. Bruce Lunsford                 Dennis D. Swanson
March 16, 2000                      March 16, 2000                    March 16, 2000
(Director)                          (Director)                        (Director)

/s/Charles W. Bidwill, Jr.          /s/Seth W. Hancock                /s/Darrell R. Wells
Charles W. Bidwill, Jr.             Seth W. Hancock                   Darrell R. Wells
March 16, 2000                      March 16, 2000                    March 16, 2000
(Director)                          (Director)                        (Director)


                          CHURCHILL DOWNS INCORPORATED

               SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS


   (In thousands)
                                   Balance,                            Balance,
                                  Beginning  Charged to                   End
Description                       of Period   Expenses    Deductions   of Period

Year ended December 31, 1999:
Allowance for doubtful
   account and notes receivable        $121        $272       $(140)        $253
Valuation allowance for
   deferred tax asset                    -           -            -           -
                                      -----        ----       ------        ----
                                       $121        $272       $(140)        $253
                                      =====        ----       ======        ====

Year ended December 31, 1998:
Allowance for doubtful
   account and notes receivable        $176        $  1       $ (56)        $121
Valuation allowance for
   deferred tax asset *                 173          -         (173)          -
                                      -----        ----       ------        ----
                                       $349        $  1       $(229)        $121
                                      =====        ====       ======        ====

Year ended December 31, 1997:
Allowance for doubtful
   account and notes receivable        $165         $61        $(50)        $176
Valuation allowance for
   deferred tax asset *                 176          -           (3)         173
                                       ----        ----       ------        ----
                                       $341         $61        $(53)        $349
                                       ====        ====       ======        ====


* Adjustments taken to income represent reversals of valuation allowance previously established for state net operating loss carryforwards.

                                  EXHIBIT INDEX
Numbers        Description                                 By Reference To
(2) (a)        Stock Purchase Agreement and Joint Escrow   Exhibit 2.1 to Report
               Instructions dated as of January 21, 1999   on Form 8-K dated
               by and among Churchill Downs Incorporated   April 23, 1999
               and KE Acquisition Corp.

    (b)        First  Amendment  to Stock  Purchase        Exhibit  2.2 to
               Agreement dated as of April 19, 1999 by     Report on Form 8-K
               and between Churchill Downs Incorporated,   dated April 23,
               Churchill  Downs Management Company and     1999
               KE Acquisition Corp.

    (c)        Agreement   and  Plan of  Merger  and       Exhibit 2.3 to Report
               Amendment to  Stock Purchase  Agreement     on Form 8-K dated
               dated as of April 22,1999 by and among      April 23, 1999
               Churchill Downs Incorporated, Churchill
               Downs Management Company, CR Acquisition
               Corp., TP Acquisition Corp., Calder Race
               Course, Inc., Tropical Park, Inc. and KE
               Acquisition Corp.

    (d)        Asset  Purchase  Agreement  dated  May 5,   Exhibit  2.1 to
               1999  between  Hollywood Park, Inc., a      Registration
               Delaware Corporation, and Churchill Downs   Statement on Form S-3
               Incorporated                                filed May 21, 1999
                                                           (No. 333-79031)

    (e)        Amendment  No. 1  to  Asset  Purchase       Exhibit 2.2 to Report
               Agreement dated as of August 31, 1999 by    on Form 8-K dated
               and among Churchill Downs Incorporated,     September 10, 1999
               Churchill Downs California Company and
               Hollywood Park, Inc.

    (f)        Stock  Purchase  Agreement dated as of      Exhibit 2.1 to
               March 28, 1998 between Churchill Downs      Current Report on
               Incorporated and TVI Corp.                  Form 8-K dated April

    (g)        Agreement  and Plan of Merger dated as of   Exhibit 2.2 to
               April 17, 1998 by and among  TVI  Corp.,    Current Report on
               Racing Corporation  of America, Churchill   Form 8-K dated April
               Downs Incorporated and RCA Acquisition      21, 1998
               Company

    (h)        Partnership Interest Purchase  Agreement    Page 61, Report on
               dated as of February 16, 2000 by and        Form 10-K for the
               among Anderson Park, Inc., Churchill        year ended  December
               Downs Management Company and Centaur, Inc.  31, 1999

(3) (a)        Amended and Restated Articles of            Page 91, Report on
               Incorporation of  Churchill Downs           Form 10-K for the
               Incorporated                                year ended December
                                                           31, 1999
                                       57

    (b)        Restated Bylaws of Churchill Downs          Exhibit (3)(a) to
               Incorporated as amended                     Report on Form 10-Q
                                                           for the fiscal
                                                           quarter ended June
                                                           30, 1999

(4)            Rights Agreement dated as of March 19,      Exhibit 4.1 to
               1998 between Churchill Downs, Inc. and      Current Report on
               Bank of Louisville                          Form 8-K dated March
                                                           19, 1998

(10)(a)        $250,000,000 Revolving Credit Facility      Exhibit (10)(a) to
               Credit Agreement between Churchill Downs    Report on Form 10-Q
               Incorporated, and the guarantors party      for   the   fiscal
               hereto, and the Banks party hereto and      quarter ended March
               PNC Bank, National Association, as Agent,   31, 1999
               and   CIBC   Oppenheimer   Corp.,  as
               Syndication Agent, and Bank One, Kentucky,
               N.A., as Documentation Agent, dated as
               of April 23, 1999

    (b)        First Amendment to $250,000,000 Revolving   Exhibit (10)(b) to
               Credit Facility Credit Agreement dated      Report on Form 10-Q
               April 30, 1999                              for  the  fiscal
                                                           quarter ended March
                                                           31, 1999

    (c)        Second  Amendment  to  $250,000,000         Exhibit (10)(c) to
               Revolving  Credit  Facility  Credit         Form 10-Q for the
               Agreement dated June 14, 1999               fiscal quarter ended
                                                           June 30, 1999

    (d)        Third  Amendment,  Waiver and Consent to    Page 109, Report on
               $250,000,000  Revolving Credit Facility     Form 10-K for the
               Credit Agreement dated February 23, 2000    year ended December
                                                           31, 1999

    (e)        Underwriting  agreement  for  2,000,000     Exhibit 1.1 to
               Shares of Churchill Downs Incorporated      Registration
               Common  Stock  between  Churchill  Downs    Statement on Form
               Incorporated   and  CIBC  World  Markets    S-3/A filed July 15,
               Corporation, Lehman Brothers, Inc.,  JC     1999 (No. 333-79031)
               Bradford & Co., J.J.B. Hilliard, W.L.
               Lyons, Inc. on behalf of several
               underwriters

    (f)        Casino  Lease  Agreement  dated  as  of     Exhibit  10.1  to
               September  10, 1999   by  and  between      Report on Form 8-K
               Churchill Downs California Company and      dated  September
               Hollywood Park, Inc.                        10, 1999

    (g)        Churchill Downs Incorporated Amended and    Exhibit  (10)(a) to
               Restated Supplemental Benefit Plan dated    Report on Form 10-K
               December 1, 1998 *                          for the year ended
                                                           December 31, 1998

    (h)        Employment Agreement dated as of October    Exhibit 19(a) to
               1,1984, with Thomas H. Meeker, President*   Report on Form 10-Q
                                                           for fiscal quarter
                                                           ended   October
                                                           31, 1984

    (i)        Churchill Downs Incorporated Incentive      Exhibit   10  (c) to
               Compensation Plan (1997) *                  Report on Form 10-K
                                                           for the year ended
                                                           December 31, 1996

    (j)        Churchill Downs Incorporated 1993 Stock     Exhibit  10(h)  to
               Option Plan *                               Report on Form 10-K
                                                           for the eleven months
                                                           ended   December
                                                           31, 1993

    (k)        Amendment of Employment Agreement with      Report on Form 10-K
               Thomas H. Meeker, President, dated          for the fiscal year
               October 1, 1984 *                           ended   January 31,
                                                           1986; Report on Form
                                                           10-K for the fiscal
                                                           year ended January
                                                           31, 1987; 1988, 1990,
                                                           1991, 1992 and 1993

    (l)        Amendment  No. 1  to  Churchill  Downs      Exhibit  10  (g) to
               Incorporated 1993 Stock Option Plan *       Report on Form 10-K
                                                           for the year ended
                                                           December 31, 1994

    (m)        Amended   and  Restated  Lease  Agreement   Exhibit 10  (l) to
               dated January 31, 1996                      Report on  Form 10-K
                                                           for the year ended
                                                           December 31, 1995

    (n)        Partnership  Interest Purchase  Agreement   Exhibit 10(k) to
               dated December 20, 1995 among Anderson      Report on Form 10-K
               Park, Inc., Conseco HPLP, LLC,  Pegasus     for the year ended
               Group,  Inc. and  Hoosier Park, L.P.        December 31, 1995

    (o)        Employment Agreement between Churchill      Exhibit 10 (l) to
               Downs Incorporated and Robert L. Decker*    Report on Form 10-Q
                                                           for  the  fiscal
                                                           quarter ended March
                                                           31, 1997
    (p)        Amendment  No. 2 to  Churchill Downs        Report on Form 10-K
               Incorporated 1993 Stock Option Plan *       for the year ended
                                                           December 31, 1997

    (q)        Churchill Downs Incorporated, Amended and   Exhibit (10)(n) to
               Restated Deferred Compensation Plan for     Report on Form 10-K
               Employees and Directors *                   for the year  ended
                                                           December 31, 1998

    (r)        Amended and Restated Churchill Downs        Page 127, Report on
               Incorporated 1997 Stock Option Plan *       Form 10-K for the
                                                           year ended  December
                                                           31, 1999

(21)           Subsidiaries of the registrant              Page 137, Report on
                                                           Form  10-K  for  the
                                                           year ended  December
                                                           31, 1999

(23)           Consent of PricewaterhouseCoopers, LLP      Page 138, Report on
               Independent Accountants                     Form  10-K  for  the
                                                           year ended  December
                                                           31, 1999

(27)           Financial Data Schedule for the year        Page 139, Report on
               ended December 31, 1999                     Form  10-K  for  the
                                                           year ended December
                                                           31, 1999


*Management contract or compensatory plan or arrangement.