Form 10-Q
period 2000-03-31
CHURCHILL DOWNS INC
filed 2000-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  Yes X No____

The number of shares outstanding of registrant's common stock at May 15, 2000 was 9,853,627 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X

                                                                          PAGES

PART I.  FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

               Condensed Consolidated Balance Sheets, March 31,
               2000, December 31, 1999 and March 31, 1999                      3

               Condensed Consolidated Statements of Earnings
               for the three months ended March 31, 2000 and 1999              4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2000 and 1999                      5

               Condensed Notes to Consolidated Financial Statements         6-11

    ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-18

    ITEM 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                    19

PART II.  OTHER INFORMATION

    ITEM 1.    Legal Proceedings (Not applicable)                             20

    ITEM 2.    Changes in Securities and Use of Proceeds (Not applicable)     20

    ITEM 3.    Defaults Upon Senior Securities (Not applicable)               20

    ITEM 4.    Submission of Matters to a Vote of Security Holders
               (Not applicable)                                               20

    ITEM 5.    Other Information (Not applicable)                             20

    ITEM 6.    Exhibits and Reports on Form 8-K                               20

    Signatures                                                                21

    Exhibit Index                                                             22

    Exhibits                                                                  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (in thousands)


                                              March 31,    December 31,   March 31,
               ASSETS                           2000          1999          1999
                                                ----          ----          ----
Current assets:
     Cash and cash equivalents                $  8,577      $ 29,060      $  12,590
     Accounts receivable                        12,555        24,279          8,402
     Income taxes receivable                     5,788          -             2,375
     Other current assets                        4,107         2,751            950
                                              ---------     ---------     ----------
         Total current assets                   31,027        56,090         24,317

Other assets                                     7,229         4,740          5,427
Plant and equipment, net                       276,712       274,882         85,827
Intangible assets, net                          61,813        62,334         11,407
                                              ---------     ---------     ----------
                                              $376,781      $398,046      $ 126,978
                                              =========     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $14,743      $ 14,794      $  11,330
     Accrued expenses                           14,231        23,821          5,308
     Dividends payable                            -            4,927           -
     Income taxes payable                         -              336           -
     Deferred revenue                           18,576        10,860         15,462
     Long-term debt, current portion               511           552            570
                                              ---------     ---------     ----------
         Total current liabilities              48,061        55,290         32,670

Long-term debt, due after one year             175,075       180,898         21,236
Other liabilities                                8,726         8,263          3,810
Deferred income taxes                           15,534        15,474          7,012
Commitments and contingencies                     -             -              -
Shareholders' equity:
     Preferred stock, no par value;
         250  shares   authorized;   no
         shares issued                            -             -              -
     Common stock, no par value; 50,000
         shares authorized; issued: 9,854
         shares   March  31, 2000  and
         December  31, 1999,  and 7,525
         shares March 31, 1999                  71,634        71,634          8,927
     Retained earnings                          57,902        66,667         53,589
     Deferred compensation costs                   (86)         (115)          (201)
     Note receivable for common stock              (65)          (65)           (65)
                                              ---------     ---------     ----------
                                               129,385       138,121         62,250
                                              ---------     ---------    ----------
                                              $376,781      $398,046      $ 126,978
                                              =========     =========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      for the three months ended March 31,
                                   (Unaudited)


(In thousands, except per share data)
                                                         2000         1999
                                                         ----         ----

Net  revenues                                          $25,645      $17,663
Operating expenses                                      31,004       19,157
                                                       --------     --------

     Gross loss                                         (5,359)      (1,494)

Selling, general and administrative expenses             6,181        3,303
                                                       --------     --------

     Operating loss                                    (11,540)      (4,797)
                                                       --------     --------

Other income (expense):
     Interest income                                       266          147
     Interest expense                                   (3,751)        (435)
     Miscellaneous, net                                     42           44
                                                       --------     --------
                                                        (3,443)        (244)
                                                       --------     --------

Loss before income tax benefit                         (14,983)      (5,041)

Income tax benefit                                       6,218        2,031
                                                       --------     --------

Net loss                                               $(8,765)     $(3,010)
                                                       ========     ========


Basic and diluted net loss per common share            $ (0.89)     $ (0.40)

Basic and diluted weighted average
     shares outstanding                                  9,854        7,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the three months ended March 31,
                                   (Unaudited)
                                  (in thousands)

                                                         2000          1999
                                                         ----          ----
Cash flows from operating activities:
     Net earnings                                      $(8,765)     $(3,010)
     Adjustments to reconcile net earnings to
          net cash (used in) provided by
          operating activities:
     Depreciation and amortization                       4,093        1,903
     Deferred income taxes                                  99           74
     Deferred compensation                                 189           99
     Increase (decrease) in cash resulting from
        changes in operating assets and
        liabilities:
        Accounts receivable                             13,190        4,405
        Income taxes receivable                         (5,788)      (2,375)
        Other current assets                            (1,395)         113
        Accounts payable                                   (51)       4,713
        Accrued expenses                                (9,590)      (2,869)
        Income taxes payable                              (336)        (258)
        Deferred revenue                                 6,252        6,259
        Other assets and liabilities                    (2,264)      (1,205)
                                                       --------     --------
          Net cash (used in) provided by
          operating activities                          (4,366)       7,849
                                                       --------     --------

Cash flows from investing activities:
     Additions to plant and equipment, net              (5,326)      (2,564)
     Acquisition of business, net of cash
          acquired of $26 in 1999                         -          (2,925)
                                                       --------     --------
          Net cash used in investing activities         (5,326)      (5,489)
                                                       --------     --------

Cash flows from financing activities:
     Decrease in long-term debt, net                      (164)        (938)
     Borrowings on bank line of credit                   7,000        8,000
     Repayments of bank line of credit                 (12,700)      (1,000)
     Payment of dividends                               (4,927)      (3,762)
     Capital contribution by minority interest
          in subsidiary                                   -           1,551
                                                       --------     --------
          Net  cash  (used  in)  provided by
             financing activities                      (10,791)       3,851
                                                       --------     --------

Net (decrease) increase in cash and cash equivalents   (20,483)       6,211
Cash and cash equivalents, beginning of period          29,060        6,379
                                                       --------     --------
Cash and cash equivalents, end of period               $ 8,577      $12,590
                                                       ========     ========
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                           $ 3,541      $   526
    Income taxes                                       $   452          -
Schedule of non-cash activities:
    Invoicing for future events                        $ 1,465      $   790


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)


1.     Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 1999 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

      Because of the seasonal nature of the Company's business and recent acquisition activity, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings (loss) as the Company normally earns a substantial portion of its net earnings in the second quarter of each year during which four of its five racetracks are open, and the Kentucky Derby and Kentucky Oaks are run. The Kentucky Derby and Kentucky Oaks are run on the first weekend in May. Through recent acquisitions, the size of the Company's racing operations significantly expanded, however, only two of the 260 days of live racing offered during 2000 occurred in the first quarter.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)

2.    Long-Term Debt

      On April 23, 1999, the Company increased its line of credit to $250 million under a revolving loan facility through a syndicate of banks headed  by  its  principal  lender  to  meet  working  capital  and  other short-term requirements and to provide funding for acquisitions. This credit facility replaced a $100 million line of credit obtained during 1998. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. There was $172.3 million outstanding on this line of credit at March 31, 2000 compared to $178.0 million outstanding at December 31, 1999, and under a previous line of credit there was $18.0 million outstanding at March 31, 1999. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

      The Company has entered into interest rate swap contracts with major financial institutions which have termination dates through March 2003. Under the terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 5.89% on a notional amount of $35.0 million, which matures in August 2000, and 7.015% on a notional amount of $35.0 million, which matures in March 2003. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

3.    Acquisitions

      On September 10, 1999, the Company acquired the assets of the Hollywood Park racetrack and the Hollywood Park Casino in Inglewood, California, including approximately 240 acres of land upon which the racetrack and casino are located, for a purchase price of $140.0 million plus approximately $2.5 million in transaction costs. The Company leases the Hollywood Park Casino facility to the seller under a 10-year lease with one 10-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The entire purchase price of $142.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date. The acquisition was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Hollywood Park racetrack have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price may require adjustment in the Company's future financial statements based on a final determination of the fair value of assets acquired in the acquisition.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)

3.    Acquisitions (cont'd)

      On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corp. for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. The purchase price, including additional costs, of $89.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $49.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition.


      Following are the unaudited pro forma results of operations as if the September 10, 1999 acquisition of Hollywood Park Racetrack, the July 20, 1999 stock issuance, and the April 23, 1999 acquisition of Calder Race Course had occurred on January 1, 1999:


                                                              Three Months Ended
                                                                March 31, 1999
                                                              ------------------
                 Net revenues                                      $25,707
                 Net loss                                          $(7,461)

                 Basic and diluted net loss per share               $(.76)

                 Basic and diluted weighted average shares          9,825

      This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)

4.    Earnings Per Share

      The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

                                                          Three months ended
                                                               March 31,
                                                            2000       1999
                                                            ----       ----
       Loss (numerator) amounts used for basic
           and diluted per share computations:           $(8,765)   $(3,010)
                                                          --------  --------

       Basic and diluted weighted average shares
           (denominator)  of   common   stock outstanding
            per share:                                      9,854      7,525

       Basic and diluted net loss per common share          $(.89)     $(.40)

      Options to purchase 608 and 478 shares for the three months ended March 31, 2000 and 1999, respectively, are excluded from the computation of diluted net earnings (loss) per common share since their effect is antidilutive because of net losses for the periods.

5.    Segment Information

      The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following six segments: (1) Churchill Downs racetrack and the Louisville Sports Spectrum simulcast facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Ellis Park racetrack and its on-site simulcast facility
      (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana off-track betting facilities ("OTBs") and (6) Other investments, including Kentucky Horse Center, Charlson Broadcast Technologies LLC ("CBT") and the Company's other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate expenses which, for the three months ended March 31, 1999 and 2000, are now reported separate of Churchill Downs racetrack expenses.

      Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions revenue, admissions and concessions revenue and other sources.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1999. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of our liquidity.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)

5.    Segment Information (cont'd)

      The table below presents information about reported segments for the three months ended March 31, 2000 and 1999:


                                                  Three Months Ended March 31,
                                                        2000         1999
                                                        ----         ----
           Net Revenues:
            Churchill Downs                          $  4,557      $ 4,643
            Hollywood Park                              5,759          -
            Calder Race Course                          1,877          -
            Hoosier Park                               11,185       10,948
            Ellis Park                                  1,312        1,166
            Other investments                           1,320        1,214
                                                     ---------     --------
                                                       26,010       17,971
            Eliminations                                 (365)        (308)
                                                     ---------     --------
                                                     $ 25,645      $17,663
                                                     =========     =======

           EBITDA:
            Churchill Downs                          $ (3,530)     $(3,283)
            Hollywood Park                             (1,621)         -
            Calder Race Course                         (2,029)         -
            Hoosier Park                                1,887        1,678
            Ellis Park                                   (391)        (382)
            Other investments                             135          329
                                                     ---------     --------
                                                       (5,549)      (1,658)
            Corporate expenses*                        (2,008)      (1,192)
                                                     ---------     --------
                                                     $ (7,557)     $(2,850)
                                                     =========     ========

           Operating income (loss):
            Churchill Downs                          $ (4,453)     $(4,198)
            Hollywood Park                             (2,680)         -
            Calder Race Course                         (2,919)         -
            Hoosier Park                                1,556        1,377
            Ellis Park                                   (751)        (702)
            Other investments                            (285)         (82)
                                                     ---------     --------
                                                       (9,532)      (3,605)
            Corporate expenses*                        (2,008)      (1,192)
                                                     ---------     --------
                                                     $(11,540)     $(4,797)
                                                     =========     ========

      * As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate expenses. Corporate expenses for the three months ended March 31, 1999 and 2000 are reported separately.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)


5.    Segment Information (cont'd)

                              As of              As of               As of
                          March 31, 2000   December 31, 1999     March 31, 1999
                          --------------   -----------------     --------------
      Total assets:
       Churchill Downs       $355,548           $345,909           $ 98,429
       Hollywood Park         149,156            153,126                -
       Calder Race Course      96,440            114,396                -
       Hoosier Park            33,665             32,559             32,835
       Ellis Park              24,513             25,015             22,788
       Other investments      311,375            312,272             83,277
                             ---------          --------           ---------
                              970,697            983,277            237,329
       Eliminations          (593,916)          (585,231)          (110,351)
                             ---------          ---------          ---------
                             $376,781           $398,046           $126,978
                             =========          =========          =========

      Following is a reconciliation of total EBITDA to income before provision for income taxes:


                                                    Three Months Ended March 31,
                                                         2000          1999
                                                         ----          ----
      Total EBITDA                                    $ (7,557)      $(2,850)
      Depreciation and amortization                     (3,941)       (1,903)
      Interest income (expense), net                    (3,485)         (288)
                                                      ---------      --------
      Earnings before provision for income taxes      $(14,983)      $(5,041)
                                                      =========      ========

6.    Subsequent Events

      On April 21, 2000, Keeneland Association, Inc. ("Keeneland") purchased the Company's Thoroughbred training and boarding facility known as Kentucky Horse Center ("KHC") for a cash payment of $5 million. Proceeds from the sale were used to repay the Company's line of credit, and to fund operating expenses and capital expenditures during the second quarter of 2000.

      The Company has entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. Upon closing, the Company will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission and various regulatory agencies. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. Upon failure of Centaur to exercise this provision both parties will have an opportunity to purchase the other's remaining interest. Closing is expected during the second quarter of 2000.

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

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as home of the Kentucky Derby. We also own and operate Hollywood Park, a Thoroughbred racetrack in Inglewood, California ("Hollywood Park"); Calder Race Course, a Thoroughbred racetrack in Miami, Florida, which owns racing licenses held by Calder Race Course, Inc. and Tropical Park, Inc. ("Calder Race Course"); and Ellis Park, a Thoroughbred racetrack in Henderson, Kentucky ("Ellis Park").

Additionally,  we  are  the  majority   owner  and  operator  of  Hoosier  Park
at Anderson in Anderson,

                          CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing ("Hoosier Park"). Hoosier Park is owned by Hoosier Park, LP ("HPLP"), an Indiana limited partnership. We have entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP for a purchase price of $8.5 million. Upon closing, we will retain a 51% interest in Hoosier Park and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39%
minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission ("IHRC") and various regulatory agencies, and closing is expected during the second quarter of 2000. We also conduct simulcast wagering on horse racing at our off-track betting facilities (OTBs) located in Louisville, Kentucky, and in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks.

Because of the seasonal nature of our business and recent acquisition activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second quarter of each year during which four of our five racetracks are open, and the Kentucky Derby and the Kentucky Oaks are run. The Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

Our primary source of revenue is commissions on pari-mutuel wagering at our racetracks and OTBs. Other sources of revenue include simulcast fees, Indiana riverboat admissions subsidy revenue, lease income, admissions and concessions revenue.

In Kentucky, two pieces of legislation significant to our operations were passed in the 2000 session of the Kentucky General Assembly. First, an excise tax credit for racetracks was included in the 2000-2002 Kentucky state budget. The measure calls for a two-year phase-in of a graduated excise tax, with live on-track daily handle of $1.2 million and below to be taxed at 2.5% and handle in excess of $1.2 million to be taxed at 3.5%. Under previous Kentucky law, tracks with average daily handle of $1.2 million and above, such as Churchill Downs, were taxed at a flat rate of 3.5%. This credit of nearly $1.4 million in new revenue is earmarked for horsemen's incentives and necessary capital improvements at Churchill Downs racetrack over the next two years. Though this legislation is set to expire in 2002, we are hopeful that a permanent 2% tax reduction can be passed by 2002.

The Kentucky General Assembly also enacted legislation that eliminates the excise tax on Breeders' Cup Championship Day wagering at the Kentucky track that hosts the event. This legislation is aimed at attracting the Breeders' Cup to Kentucky, and Churchill Downs, on a more frequent basis. In 1998, Breeders' Cup Day wagering at Churchill Downs totaled $13.4 million and generated excise taxes of approximately $315,000. This tax exemption will not become effective until January 1, 2001, and therefore will not apply to the 2000 Breeders' Cup at Churchill Downs. The exemption will continue if the Breeders' Cup returns to Kentucky within three years of the previously held event.

                                 CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our five live racing facilities and four separate OTBs, which are included in their respective racetracks, during the three months ended March 31, 2000 and 1999 is as follows ($ in thousands):


                      Churchill  Hollywood  Calder Race   Hoosier     Ellis
                        Downs      Park*      Course*      Park       Park
Live Racing
    2000 handle            -          -        $3,114         -          -
    2000 no. of days       -          -             2         -          -
    1999 handle            -          -        $3,105         -          -
    1999 no. of days       -          -             2         -          -

Export simulcasting
    2000 handle            -          -       $12,252         -          -
    2000 no. of days       -          -             2         -          -
    1999 handle            -          -       $11,915         -          -
    1999 no. of days       -          -             2         -          -

Import simulcasting
    2000 handle        $40,704    $86,362         -       $35,758    $11,401
    2000 no. of days        78         65         -           299         91
    1999 handle        $41,517    $79,888         -       $33,972    $11,538
    1999 no. of days        77         64         -           284         90

Totals
    2000 handle        $40,704    $86,362     $15,366     $35,758    $11,401
    1999 handle        $41,517    $79,888     $15,020     $33,972    $11,538

* Pari-mutuel wagering information is provided for the three months ended March 31, 2000 and 1999. Although the summary reflects handle for the first quarter of 2000 and 1999 as if the acquisitions had taken place at the beginning of the year, only revenues generated since the subsidiaries' acquisition dates have been included in the Company's consolidated statements of earnings.

                                 CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Revenues

Net revenues during the three months ended March 31, 2000 increased $8.0 million (45%) from $17.7 million in 1999 to $25.6 million in 2000. The increase was primarily due to revenues contributed by the prior year acquisitions of Calder Race Course of $1.9 million and Hollywood Park of $5.8 million. Other segments, including Churchill Downs, Hoosier Park, Ellis Park and other operations, comprised the remaining $0.3 million of the increase.

Operating Expenses

Operating expenses increased $11.8 million (62%) from $19.2 million in 1999 to $31.0 million in 2000. Calder Race Course and Hollywood Park incurred 2000 operating expenses of $3.8 million and $7.4 million, respectively, versus none in the first three months of 1999. Other segments, including Churchill Downs, Hoosier Park, Ellis Park and other operations, comprised the remaining $0.6 million of the increase.

Gross  Loss

Gross loss increased $3.9 million from $1.5 million loss in 1999 to $5.4 million loss in 2000. The increased loss was primarily due to a $1.9 million and $1.6 million increase in gross loss from Calder Race Course and Hollywood Park, respectively. Gross losses were incurred as a result of only 2 days of live racing during the first quarter. Live racing will begin at four of our five racetracks during the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $2.9 million (87%) from $3.3 million in 1999 to $6.2 million in 2000. Calder Race Course and Hollywood Park contributed $1.0 million each to this increase. SG&A expenses at Churchill Downs increased $1.0 million (48%) due primarily to increased corporate staffing reflecting the Company's strengthened corporate services to meet the needs of new business units.

Other Income and Expense

Interest expense increased $3.3 million from $0.4 million in 1999 to $3.7 million in 2000 primarily as a result of borrowings to finance the acquisitions of Calder Race Course and Hollywood Park in 1999.

                                 CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Income Tax Provision

Our income tax benefit increased by $4.2 million from $2.0 million in 1999 to $6.2 million in 2000 primarily as the result of an increase in pre-tax loss of $9.9 million. The effective income tax rate increased from 40.3% in 1999 to 41.5% in 2000 due primarily to non-deductible amortization expense related to the acquisitions of Calder Race Course and CBT.

Significant Changes in the Balance Sheet March 31, 2000 to December 31, 1999

Accounts receivable balances decreased by $11.7 million in 2000 primarily due to the collection of 1999 live meet receivables for Hollywood Park, Calder Race Course, Churchill Downs and Hoosier Park with decreases in accounts receivables of $4.0 million, $2.8 million, $2.3 million and $2.2 million, respectively.

Income taxes receivable increased $5.8 million as a result of the estimated income tax benefit (receivable) associated with the quarterly net loss.

Accrued liabilities decreased $9.6 million primarily due to the decrease of horseman accounts and purses payable related to live racing at Calder Race Course.

Dividends payable decreased $4.9 million at March 31, 2000 due to the payment of dividends (declared in 1999) in the first quarter 2000.

Deferred revenue increased $7.7 million at March 31, 2000, primarily due to Churchill Downs increase of $7.6 million for the collection of revenues for corporate sponsor event tickets, season box and membership sales and future wagering related to the 2000 Kentucky Derby and Kentucky Oaks race days held in the second quarter of 2000.

Significant Changes in the Balance Sheet March 31, 2000 to March 31, 1999

The net plant and equipment increase of $190.9 million included $186.1 million for the acquisitions of Hollywood Park and Calder Race Course. The remaining increase was due to capital spending offset by depreciation expense, including $2.9 million for the expansion of Churchill Downs' main entrance and corporate offices which is expected to be completed in spring 2000.

Intangible assets increased $50.4 million primarily a result of the addition of approximately $48.3 million of net goodwill due to the acquisition of Calder Race Course. In addition, deferred financing costs of $3.1 million related to our $250 million revolving loan facility are included. These increases were partially offset by amortization expense of $2.2 million since the first quarter of 1999.

                                 CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Accrued liabilities increased $8.9 million primarily as a result of increases of $3.4 million and $2.2 million for Hollywood Park and Calder Race Course, respectively.

The long-term debt increase of $153.8 million was due primarily to line of credit borrowings used to fund the acquisitions of Hollywood Park and Calder Race Course.

Deferred income tax liabilities increased by $8.5 million primarily as a result of the Calder Race Course acquisition during the second quarter of 1999.

Common stock increased by $62.7 million primarily due to $62.1 million in net proceeds received from our public offering during the third quarter of 1999.

Liquidity and Capital Resources

The working capital deficiency was $17.0 million and $8.4 million for the three months ended March 31, 2000 and 1999, respectively, reflecting the seasonality of our businesses. The prior year acquisitions of Calder Race Course and Hollywood Park contributed $10.4 million and $2.9 million, respectively, to the consolidated working capital deficiency for the three months ended March 31, 2000. Cash flows (used in) provided by operations were $(4.4) and $7.8 million for the three months ended March 31, 2000 and 1999, respectively. Management believes cash flows from operations and available borrowings during 2000 will be sufficient to fund our cash requirements for the year, including capital improvements and future acquisitions.

Cash flows used in investing activities were $5.3 and $5.5 million for the three months ended March 31, 2000 and 1999, respectively. The $5.5 million in 1999 is comprised of the $2.9 million acquisition of a majority interest in CBT during the first quarter and $2.6 million in capital spending at our facilities. Capital spending of $5.3 million in 2000 is $2.9 million greater than 1999 and is primarily the result of capital spending at Calder Race Course and Hollywood Park. The capital additions for all locations, including the expansion of Churchill Downs' main entrance corporate offices, are expected to approximate $16.6 million for 2000.

Cash flows (used in) provided by financing activities were $(10.8) and $3.9 million for the three months ended March 31, 2000 and 1999, respectively. We borrowed $7.0 million and repaid $12.7 million on our line of credit during 2000.

In April 1999, our total line of credit was increased to $250 million under a revolving loan facility, of which $172.3 million was outstanding at March 31, 2000. This credit facility replaced a $100 million line of credit obtained during the third quarter of 1998. The new facility is collateralized by substantially all of our assets. This credit facility is intended to provide funds for acquisitions and to meet working capital, capital expenditures and other short-term requirements. Proceeds from the sale of KHC were used to repay $2.0 million of this credit facility during the second quarter of 2000. In addition, proceeds from the pending sale of a portion of our interest in Hoosier Park are expected to be used to repay a portion of this credit facility. The new revolving loan facility matures in 2004.

                                 CHURCHILL DOWNS INCORPORATED
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company's year ending December 31, 2001. Management of the Company is currently analyzing the impact of SFAS 133 but anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or financial position.

On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the second quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

Subsequent Events

On April 21, 2000, Keeneland Association, Inc. ("Keeneland") purchased our Thoroughbred training and boarding facility known as Kentucky Horse Center ("KHC"). Keeneland purchased KHC for a cash payment of $5 million. Proceeds from the sale were used to repay our line of credit and to fund operating expenses and capital expenditures during the second quarter of 2000.

We have also entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. Upon closing, we will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the IHRC and various regulatory agencies. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. Upon failure of Centaur to exercise this provision both parties will have an opportunity to purchase the other's remaining interest. Closing is expected during the second quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk


               At March 31, 2000, we had $172.3 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.7 million.

               In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under the terms of the contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 5.89% on a notional amount of $35.0 million, which matures in August 2000 and 7.015% on a notional amount of $35.0 million, which matures in March 2003. Assuming the March 31, 2000 notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.7 million.

               In early May 2000, we entered into a 2-year interest rate swap in which we pay a fixed interest rate of 7.30% on a notional amount of $35.0 million. Management plans to engage in further interest rate swap agreements in the future to protect our interest rate exposure.

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

                      See exhibit index on page 22.

               B.     Reports on Form 8-K


                      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHURCHILL DOWNS INCORPORATED



        May 15, 2000                \s\Thomas H. Meeker
                                    Thomas H. Meeker
                                    President and Chief Executive Officer
                                    (Director and Principal Executive Officer)


        May 15, 2000                \s\Robert L. Decker
                                    Robert L. Decker
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)



        May 15, 2000                \s\Michael E. Miller
                                    Michael E. Miller
                                    Senior Vice President, Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
Numbers  Description                                By Reference To

    (2)  Partnership Interest Purchase Agreement    Exhibit  (2)(h) to  Report
         dated  as of February  16, 2000 by and     on  Form 10-K for  the year
         among Anderson  Park, Inc.,  Churchill     ended  December 31, 1999
         Downs   Management  Company   and
         Centaur, Inc.

    (3)  Restated Bylaws of Churchill Downs         Page  23, Report on  Form
         Incorporated as amended                    10-Q   for  the  fiscal
                                                    quarter ended March 31, 2000

   (10)  Third  Amendment, Waiver and Consent to    Exhibit (10)(c) to Report on
         $250,000,000 Revolving Credit Facility     Form  10-K for  the  year
         Credit    Agreement   dated                ended December 31, 1999
         February 23, 2000

   (27)  Financial Data Schedule for the  fiscal    Page 38, Report on Form 10-Q
         quarter  ended  March 31, 2000             for  the  fiscal  quarter
                                                    ended  March  31, 2000