Form 10-Q
period 2000-06-30
CHURCHILL DOWNS INC
filed 2000-08-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-1469


                          CHURCHILL DOWNS INCORPORATED
                         ------------------------------
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

                                 (502) 636-4400
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No____


The number of shares outstanding of registrant's common stock at August 14, 2000 was 9,865,449 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X





PART I.  FINANCIAL INFORMATION                                             PAGES

    ITEM 1.    Financial Statements

               Condensed Consolidated Balance Sheets, June 30, 2000,           3
               December 31, 1999 and June 30, 1999

               Condensed Consolidated Statements of Earnings for the six       4
               and three months ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows for the         5
               six months ended June 30, 2000 and 1999

               Condensed Notes to Consolidated Financial Statements         6-12

    ITEM 2.    Management's Discussion and Analysis of Financial           13-20
               Condition and Results of Operations

    ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk     21

PART II.  OTHER INFORMATION

    ITEM 1.    Legal Proceedings (Not applicable)                             21

    ITEM 2.    Changes in Securities and Use of Proceeds (Not applicable)     21

    ITEM 3.    Defaults Upon Senior Securities (Not applicable)               21

    ITEM 4.    Submission of Matters to a Vote of Security Holders         21-22

    ITEM 5.    Other Information (Not applicable)                             22

    ITEM 6.    Exhibits and Reports on Form 8-K                               22

    Signatures                                                                23

    Exhibit Index                                                             24

    Exhibits                                                               25-49

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                       June 30,    December 31,    June 30,
                          ASSETS                         2000          1999          1999
                                                         ----          ----          ----
Current assets:
     Cash and cash equivalents                         $ 21,931      $ 29,060      $ 21,927
     Restricted cash                                     30,438          -             -
     Accounts receivable                                 23,032        24,279        14,653
     Other current assets                                 3,741         2,751         1,670
                                                       ---------     ---------     ---------
          Total current assets                           79,142        56,090        38,250

Other assets                                              6,988         4,740         8,947
Plant and equipment, net                                276,341       274,882       133,461
Intangible assets, net                                   61,216        62,334        62,269
                                                       ---------     ---------     ---------
                                                       $423,687      $398,046      $242,927
                                                       =========     =========     =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $ 33,979      $ 14,794      $ 15,190
     Accrued expenses                                    38,833        23,821        18,510
     Dividends payable                                     -            4,927          -
     Income taxes payable                                 5,990           336         7,679
     Deferred revenue                                     2,334        10,860         1,318
     Long-term debt, current portion                      2,904           552           479
                                                       ---------     ---------     ---------
          Total current liabilities                      84,040        55,290        43,176

Long-term debt                                          166,658       180,898       103,271
Other liabilities                                         9,737         8,263         4,554
Deferred income taxes                                    15,569        15,474        15,982
Commitments and contingencies                              -             -             -
Shareholders' equity:
     Preferred stock, no par value;
          250 shares authorized; no shares issued          -             -             -
     Common  stock,  no  par  value;  50,000 shares
          authorized; issued:  9,854 shares June 30,
          2000 and December 31, 1999, and 7,525 shares
          June 30, 1999                                  71,634        71,634         8,927
     Retained earnings                                   76,172        66,667        67,255
     Deferred compensation costs                            (58)         (115)         (173)
     Note receivable for common stock                       (65)          (65)          (65)
                                                       ---------     ---------     ---------
                                                        147,683       138,121        75,944
                                                       ---------    ----------     ---------
                                                       $423,687      $398,046      $242,927
                                                       =========     =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS for the
                six and three months ended June 30, 2000 and 1999
                                   (Unaudited)
                      (In thousands, except per share data)


                                           Six Months Ended June 30,   Three Months Ended June 30,
                                           ------------------------    ---------------------------
                                               2000         1999             2000       1999
                                               ----         ----             ----       ----

Net  revenues                                $157,583     $101,803         $131,938    $84,140
Operating expenses                            120,672       74,820           89,668     55,663
                                             ---------    ---------        ---------   --------

     Gross profit                              36,911       26,983           42,270     28,477

Selling, general and administrative
expenses                                       12,963        6,889            6,782      3,586
                                             ---------    ---------        ---------   --------

     Operating income                          23,948       20,094           35,488     24,891
                                             ---------    ---------        ---------   --------

Other income (expense):
          Interest income                         506          362              240        215
          Interest expense                     (7,671)      (2,209)          (3,919)    (1,774)
          Miscellaneous, net                     (416)         125             (459)        81
                                             ---------    ---------        ---------   --------

                                               (7,581)      (1,722)          (4,138)    (1,478)
                                             ---------    ---------        ---------   --------

   Earnings before income tax provision        16,367       18,372           31,350     23,413
                                             ---------    ---------        ---------   --------

Federal and state income tax provision         (6,792)      (7,716)         (13,010)    (9,747)
                                             ---------    ---------        ---------   --------

   Net earnings                              $  9,575     $ 10,656         $ 18,340    $13,666
                                             =========    =========        =========   ========


Earnings per common share data:
     Basic                                      $0.97        $1.42            $1.86      $1.82
     Diluted                                    $0.97        $1.39            $1.85      $1.79

Weighted average shares outstanding:
     Basic                                      9,854        7,525            9,854      7,525
     Diluted                                    9,908        7,671            9,906      7,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the six months ended June 30,
                                   (Unaudited)
                                 (In thousands)


                                                              2000       1999
                                                              ----       ----
Cash flows from operating activities:
     Net earnings                                            $ 9,575    $10,656
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
     Depreciation and amortization                             8,268      4,511
     Gain on sale of Training Facility                           (70)      -
     Deferred compensation                                       270        150
     Deferred income taxes                                       172       (101)
     Increase (decrease) in cash resulting from
       changes in operating assets and liabilities:
       Restricted cash                                       (30,438)      -
       Accounts receivable                                     1,247     (2,022)
       Other current assets                                   (1,067)       (39)
       Accounts payable                                       19,185      8,367
       Accrued expenses                                       15,012      4,321
       Income taxes payable                                    5,654      7,421
       Deferred revenue                                       (8,525)    (7,095)
       Other assets and liabilities                           (1,063)       (33)
                                                             --------   --------
       Net cash provided by operating activities              18,220     26,136
                                                             --------   --------

Cash flows from investing activities:
     Additions to plant and equipment, net                   (13,502)    (8,080)
     Sale of Training Facility Assets                          4,969       -
     Prepaid acquisition costs - Hollywood Park                 -          (323)
     Acquisition of business, net of cash acquired of
       $4,200 in 1999                                           -       (85,324)
                                                             --------   --------
          Net cash used in investing activities               (8,533)   (93,727)
                                                             --------   --------

Cash flows from financing activities:
     Increase (decrease) in long-term debt, net                2,111       (995)
     Borrowings on bank line of credit                        15,000    119,000
     Repayments of bank line of credit                       (29,000)   (30,000)
     Payment of loan origination costs                          -        (2,656)
     Payment of dividends                                     (4,927)    (3,762)
     Capital contribution by minority interest
       in subsidiary                                            -         1,551
                                                             --------   --------
          Net cash (used in) provided by financing
          activities                                         (16,816)    83,138
                                                             --------   --------

Net increase in cash and cash equivalents                     (7,129)    15,547
Cash and cash equivalents, beginning of period                29,060      6,380
                                                             --------   --------
Cash and cash equivalents, end of period                     $21,931    $21,927
                                                             ========   ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                $ 7,420    $ 1,650
     Income taxes                                            $ 1,117    $   775
Schedule of non-cash activities:
    Accrued acquisition costs related to Hollywood Park         -       $ 1,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)


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

2.      Restricted Cash

        Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

3.      Long-Term Debt

        On April 23, 1999, the Company increased its line of credit to $250 million under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. There was $164.0 million outstanding on the line of credit at June 30, 2000 compared to $178.0 million outstanding at December 31, 1999 and $100.0 million outstanding at June 30, 1999. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

3.      Long-Term Debt (cont'd)

        The Company has entered into interest rate swap contracts with major financial institutions which have termination dates through March 2003. Under terms of these separate contracts, we receive a LIBOR based variable interest rate on notional amounts of $35.0 million each and pay a fixed interest rate of 5.89%, 7.015% and 7.30%, which mature in August 2000, March 2003 and May 2002, respectively. The variable interest rate received on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

4.      Acquisitions and Other Transactions

        On April 21, 2000, Keeneland Association, Inc. purchased the Company's Thoroughbred training and boarding facility known as Kentucky Horse Center for a cash payment of $5 million. Proceeds from the sale were used to repay the Company's line of credit, and to fund operating expenses and capital expenditures during the second quarter of 2000.

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

        On July 20, 1999, the Company issued 2.3 million shares of the Company's common stock at a price of $29 per share. The total proceeds net of offering expenses were $62.1 million, and were used for the repayment of bank borrowings.

        On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc.and Tropical Park, Inc.from KE Acquisition Corp. for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. The purchase price, including additional costs, of $89.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $49.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

4.      Acquisitions and Other Transactions (cont'd)

        Following are the unaudited pro forma results of operations as if the September 10, 1999 acquisition of Hollywood Park racetrack, the July 20, 1999 stock issuance and the April 23, 1999 acquisition of Calder Race Course had occurred on January 1, 1999:


                                                Six Months Ended
                                                 June 30, 1999
                                                ----------------
         Net revenues                               $160,790
         Net earnings                               $13,191
         Earnings per common share:
             Basic                                   $1.34
             Diluted                                 $1.32
         Weighted average shares
             Basic                                   9,825
             Diluted                                 9,971

        This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

5.      Earnings Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                    Six months           Three months
                                                  ended June 30,        ended June 30,
                                                  --------------        --------------
                                                  2000       1999       2000      1999
                                                  ----       ----       ----      ----
Net earnings (numerator) amounts used for
basic and diluted per share computations:        $9,575    $10,656    $18,340    $13,666
                                                 ------    -------    -------    -------

Weighted average shares (denominator)
of common stock outstanding per share:
     Basic                                        9,854      7,525      9,854      7,525
     Plus dilutive effect of stock options           54        146         52        124
                                                 ------    -------    -------    -------
     Diluted                                      9,908      7,671      9,906      7,649

Earnings per common share:
     Basic                                        $0.97      $1.42      $1.86      $1.82
     Diluted                                      $0.97      $1.39      $1.85      $1.79


                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

5.      Earnings Per Share (cont'd)

        Options to purchase approximately 74 and 52 shares for the periods ending June 30, 2000 and 1999, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common share.

6.      Segment Information

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following six segments: (1) Churchill Downs racetrack and the Louisville Sports Spectrum simulcast facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Ellis Park racetrack and its on-site simulcast facility
        (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana off-track betting facilities ("OTBs") and (6) Other investments, including Charlson Broadcast Technologies LLC ("CBT") and the Company's other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate revenues and expenses which, for the six and three months ended June 30, 1999 and 2000, are now reported separate of Churchill Downs racetrack revenues and expenses.

        Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees and other sources.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1999. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States), as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of our liquidity.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

6.      Segment Information (cont'd)

        The table below presents information about reported segments for the six months and three months ended June 30, 2000 and 1999:


                        Six Months Ended June 30,  Three Months Ended June 30,
                        -------------------------  ---------------------------
                           2000         1999             2000       1999
                           ----         ----             ----       ----
Net revenues:
  Churchill Downs         $ 64,678     $61,133         $ 60,121    $56,490
  Hollywood Park            50,879           -           45,120       -
  Calder Race Course        13,669      11,701           11,792     11,701
  Hoosier Park              24,217      24,258           13,032     13,310
  Ellis Park                 2,682       2,963            1,370      1,797
  Other investments          3,514       2,711            2,207      1,497
                          ---------   ---------        ---------   -------
                           159,639     102,766          133,642     84,795
  Corporate revenues*          605        -                 592       -
  Eliminations              (2,661)       (963)          (2,296)      (655)
                          ---------   ---------        ---------   --------
                          $157,583    $101,803         $131,938    $84,140
                          =========   =========        =========   ========

EBITDA:
  Churchill Downs         $ 23,863    $ 22,014         $ 27,393    $25,297
  Hollywood Park             9,472        -              11,093       -
  Calder Race Course          (745)      1,888            1,284      1,888
  Hoosier Park               3,442       3,387            1,555      1,709
  Ellis Park                (1,047)       (803)            (656)      (421)
  Other investments            700         661              565        332
                          ---------   ---------        ---------   --------
                            35,685      27,147           41,234     28,805
  Corporate expenses*       (4,189)     (2,545)          (2,181)    (1,353)
                          ---------   ---------        ---------   --------
                          $ 31,496    $ 24,602         $ 39,053    $27,452
                          =========   =========        =========   ========

Operating income (loss):
  Churchill Downs         $ 22,003    $ 20,211         $ 26,456    $24,409
  Hollywood Park             7,315        -               9,995       -
  Calder Race Course        (2,527)      1,302              392      1,302
  Hoosier Park               2,778       2,766            1,222      1,389
  Ellis Park                (1,769)     (1,450)          (1,018)      (748)
  Other investments            (24)       (190)             261       (108)
                          ---------   ---------        ---------   --------
                            27,776      22,639           37,308     26,244
  Corporate expenses*       (3,828)     (2,545)          (1,820)    (1,353)
                          ---------   ---------        ---------   --------
                          $ 23,948    $ 20,094         $ 35,488    $24,891
                          =========   =========        =========   ========
* As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate revenues and expenses. Corporate revenues and expenses for the six and three months ended June 30, 1999 and 2000 are reported separately.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

6.      Segment Information (cont'd)

                        As of            As of               As of
                    June 30, 2000   December 31, 1999    June 30, 1999
                    -------------   -----------------    -------------
Total assets:
  Churchill Downs    $  365,872         $345,909           $191,894
  Hollywood Park        180,150          153,126               -
  Calder Race Course    104,839          114,396            108,593
  Hoosier Park           36,235           32,559             34,737
  Ellis Park             23,898           25,015             23,031
  Other investments     303,567          312,272            171,655
                      ----------        ---------          --------
                      1,014,561          983,277            529,910
  Eliminations         (590,874)        (585,231)          (286,983)
                      ----------        ---------          ---------
                     $  423,687         $398,046           $242,927
                      ==========        =========          =========


        Following is a reconciliation of total EBITDA to income before provision for income taxes:


                                     Six Months           Three Months
                                    ended June 30,       ended  June 30,
                                    --------------       ---------------
  (in thousands)                    2000      1999       2000       1999
                                    ----      ----       ----       ----
  Total EBITDA                    $31,496    $24,602    $39,053    $27,452
  Depreciation and amortization    (7,964)    (4,384)    (4,023)    (2,481)
  Interest income (expense), net   (7,165)    (1,846)    (3,680)    (1,558)
                                  --------   --------   --------   --------
  Earnings before provision
     for income taxes             $16,367    $18,372    $31,350    $23,413
                                  ========   ========   ========   ========

7.      Pending Transactions

        The Company has entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. Upon closing, the Company will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. Upon failure of Centaur to exercise this provision both parties will have an opportunity to purchase the other's remaining interest on the basis of specific terms outlined in the definitive agreement. Closing is expected during the third quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
             the six months ended June 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

7.      Pending Transactions (cont'd)

        The Company has entered into a definitive agreement with Duchossois Industries Inc. ("DII"), a privately held company that owns Arlington International Racecourse, under which Arlington International Racecourse Inc., Arlington Management Services Inc. and Turf Club of Illinois Inc. will merge with the Company.

        Under terms of the agreement, the Company will issue 3.15 million shares of its common stock upon closing to DII. The agreement also specifies the issuance of up to an additional 1.25 million shares of the Company's stock to DII depending on certain developments and conditions over a future period. DII has entered into a stockholder's agreement that will provide for restrictions on the voting and transfer of the shares of the Company's common stock received in the merger. The transaction remains subject to customary closing conditions, including the approval of the Illinois Racing Board, Florida Division of Pari- Mutuel Wagering, Department of Business and Professional Regulation and the Company's shareholders. Closing of the transaction is expected during September 2000.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward- looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the financial performance of Arlington International Racecourse ("Arlington"); litigation surrounding the Rosemont, Illinois, riverboat casino; market reaction to our merger agreement with Arlington; changes in Illinois law that impact revenues of the racing operations in Illinois; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari- mutuel activities; a substantial change in allocation of live racing days; a decrease in riverboat admissions revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

We are the majority owner and operator of Hoosier Park at Anderson in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing ("Hoosier Park"). Hoosier Park is owned by Hoosier Park, LP ("HPLP"), an Indiana limited partnership. We have entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP for a purchase price of $8.5 million. Upon closing, we will retain a 51% interest in Hoosier Park and continue to manage its

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission ("IHRC") and various regulatory agencies, and closing is expected during the third quarter of 2000. We also conduct simulcast wagering on horse racing at our off-track betting facilities (OTBs) located in Louisville, Kentucky, and in Indianapolis, Merrillville and Fort Wayne, Indiana, as well as at our racetracks.

Additionally, we have entered into a definitive agreement with Duchossois Industries Inc. ("DII"), a privately held company that owns Arlington International Racecourse, under which Arlington International Racecourse Inc., Arlington Management Services Inc. and Turf Club of Illinois Inc. (collectively "Arlington") will merge with us.

Under terms of the agreement, we will issue 3.15 million shares of our common stock upon closing to DII. The agreement also specifies the issuance of up to an additional 1.25 million shares of the our stock to DII depending on certain developments and conditions over a future period. DII has entered into a stockholder agreement that will provide for restrictions on the voting and transfer of the shares of the common stock received in the merger. The transaction remains subject to customary closing conditions, including the approval of the Illinois Racing Board, Florida Division of Pari-Mutuel Wagering, Department of Business and Professional Regulation, and our shareholders. Closing of the transaction is expected during September 2000.

Because of the seasonal nature of our business and recent acquisition activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second quarter of each year during which four of our five racetracks are open and the Kentucky Derby and the Kentucky Oaks are run. The Kentucky Derby and the Kentucky Oaks are run on the first weekend in May.

Our primary source of revenue is commissions on pari-mutuel wagering at our racetracks and OTBs. Other sources of revenue include simulcast fees, Indiana riverboat admissions subsidy revenue, lease income, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees.

In Kentucky, two pieces of legislation significant to our operations were passed in the 2000 session of the Kentucky General Assembly. First, an excise tax credit for racetracks was included in the 2000-2002 Kentucky state budget. The measure, effective July 1, 2000, calls for the two-year phase-in of a graduated excise tax with average daily on-track handle of $1.2 million and below to be taxed at 2.5% and average daily on-track handle in excess of $1.2 million to be taxed at 3.5%. Under previous Kentucky law, tracks with average daily on-track handle of $1.2 million and above, such as Churchill Downs, were taxed at a flat rate of 3.5%. This credit of nearly $1.4 million in new revenue is earmarked for horsemen's incentives and necessary apital improvements at Churchill Downs racetrack over the next two years. Though this legislation is set to expire in 2002, we intend to lobby for a permanent 2% tax reduction in 2002.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The Kentucky General Assembly also enacted legislation that eliminates the excise tax on Breeders' Cup Championship Day wagering at any Kentucky track that hosts the event. This legislation is aimed at attracting the Breeders' Cup to Kentucky, and Churchill Downs, on a more frequent basis. In 1998, Breeders' Cup Day wagering at Churchill Downs totaled $13.4 million and generated excise taxes of approximately $315,000. This tax exemption will not become effective until January 1, 2001, and therefore will not apply to the 2000 Breeders' Cup at Churchill Downs. The exemption will continue if the Breeders' Cup returns to Kentucky within three years of the previously held event.

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our five live racing facilities and four separate OTBs, which are included in their respective racetracks, during the six months ended June 30, 2000 and 1999 is as follows ($ in thousands):


                     Churchill   Hollywood   Calder Race                Ellis
                       Downs       Park*       Course*   Hoosier Park   Park
Live Racing
    2000 handle       $ 90,856   $100,240     $ 33,838    $ 4,814           -
    2000 no. of days        45         46           29         61           -
    1999 handle       $ 93,689   $108,470     $ 35,225    $ 4,943       $    596
    1999 no. of days        47         50           29         60              2

Export simulcasting
    2000 handle       $354,265   $374,889     $ 86,134    $14,494           -
    2000 no. of days        45         46           41         61           -
    1999 handle       $334,555   $417,128     $ 68,409    $ 8,622        $ 4,736
    1999 no. of days        47         50           41         60              2

Import simulcasting
    2000 handle       $ 58,045   $120,517         -       $72,013        $23,179
    2000 no. of days       104        129         -           597            181
    1999 handle       $ 57,047   $107,337         -       $69,262        $23,894
    1999 no. of days       101        131         -           581            179

Totals
    2000 handle       $503,166   $595,646     $119,972    $91,321        $23,179
    1999 handle       $485,291   $632,935     $103,634    $82,827        $29,226

* Pari-mutuel wagering information is provided for the six months ended June 30, 2000 and 1999. Although the summary reflects handle for the first six months of 2000 and 1999 as if the acquisitions had taken place at the beginning of the year, only revenues generated since the subsidiaries' acquisition dates have been included in the Company's consolidated statements of earnings.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net Revenues

Net revenues during the six months ended June 30, 2000 increased $55.8 million (55%) from $101.8 million in 1999 to $157.6 million in 2000. Churchill Downs racetrack revenues increased $4.1 million (7%) primarily due to $1.3 million of increased pari-mutuel wagering, and an increase in corporate sponsor event ticket prices, admissions and seat revenue and concessions revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Hollywood Park contributed $50.9 million to the first six months of 2000 net revenues, and Calder Race Course revenues increased $2.0 million to $13.7 million in 2000 from $11.7 million in 1999 due to the timing of the 1999 acquisition. Hollywood Park was acquired in the third quarter of 1999 and Calder Race Course was acquired in the second quarter of 1999.

Operating Expenses

Operating expenses increased $45.9 million (61%) from $74.8 million in 1999 to $120.7 million in 2000 primarily as a result of Hollywood Park's 2000 operating expenses of $41.3 million, and Calder Race Course operating expenses increasing $4.5 million, primarily due to the timing of the acquisition.

Gross Profit

Gross profit increased $9.9 million from $27.0 million in 1999 to $36.9 million in 2000. The increase in gross profit was primarily the result of the acquisition of Hollywood Park and the increase in gross profit for Churchill Downs racetrack due to record attendance on Kentucky Oaks and Kentucky Derby days.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $6.1 million (88%) from $6.9 million in 1999 to $13.0 million in 2000. SG&A expenses at Churchill Downs increased $2.1 million (50%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The 1999 acquisitions of Calder Race Course and Hollywood Park resulted in increases of $1.2 million and $2.2 million, respectively.

Other Income and Expense

Interest expense increased $5.5 million from $2.2 million in 1999 to $7.7 million in 2000 primarily as a result of borrowings to finance the acquisition of Calder Race Course and Hollywood Park.

Income Tax Provision

The decrease in the income tax provision of $0.9 million for the six months ended June 30, 2000 as compared to June 30, 1999 is primarily a result of a decrease in pre-tax earnings.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net Revenues

Net revenues during the three months ended June 30, 2000 increased $47.8 million (57%) from $84.1 million in 1999 to $131.9 million in 2000. Churchill Downs racetrack revenues increased $4.2 million (7%) primarily due to $1.4 million of increased pari-mutuel wagering, and an increase in corporate sponsor event ticket prices, admissions and seat revenue and concessions revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Hollywood Park contributed $45.1 million to the three months ended June 30, 2000 net revenues.

Operating Expenses

Operating expenses increased $34.0 million (61%) from $55.7 million in 1999 to $89.7 million in 2000. Churchill Downs racetrack operating expenses increased $1.5 million (5%) primarily due to increases in purses, consistent with increases in pari-mutuel wagering revenues. Hollywood Park incurred 2000 operating expenses of $33.9 million.

Gross Profit

Gross profit increased $13.8 million from $28.5 million in 1999 to $42.3 million in 2000. The increase in gross profit was primarily the result of the inclusion of Hollywood Park and the increase in gross profit for Churchill Downs racetrack due to record attendance on Kentucky Oaks and Kentucky Derby days.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.2 million (89%) from $3.6 million in 1999 to $6.8 million in 2000. SG&A expenses at Churchill Downs increased $1.2 million (52%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The acquisition of Hollywood Park added $1.2 million. Other operations accounted for the remaining $0.8 million of the increase in SG&A expenses.

Other Income and Expense

Interest expense increased $2.1 million from $1.8 million in 1999 to $3.9 million in 2000 primarily as a result of borrowings to finance the 1999 acquisitions of Calder Race Course and Hollywood Park.

Income Tax Provision

Our income tax provision increased by $3.3 million for the three months ended June 30, 2000 as compared to June 30, 1999 primarily as a result of an increase in pre-tax earnings of $7.9 million.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Significant Changes in the Balance Sheet June 30, 2000 to December 31, 1999

Restricted cash increased $30.4 million as a result of current period separate classification of restricted assets primarily due to the timing of Hollywood Park's live racing meet.

Accounts payable increased $19.2 million at June 30, 2000 primarily due to increases in purses payable and other expenses related to simulcast wagering for Churchill Downs racetrack, Hollywood Park and Hoosier Park.

Accrued expenses increased $15.0 million primarily as a result of Hollywood Park live racing accrued payables.

Dividends payable decreased $4.9 million at June 30, 2000 due to the payment of dividends of $4.9 million (declared in 1999) in first quarter 2000.

Income taxes payable increased by $5.6 million at June 30, 2000 representing the estimated income tax expense attributed to income generated in the six months of 2000.

Deferred revenue decreased $8.5 million at June 30, 2000, primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 1999 recognized as income in May 2000 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt decrease of $14.2 million was the result of the application of current cash flow to reduce borrowings under our bank line of credit during 2000.

Significant Changes in the Balance Sheet June 30, 2000 to June 30, 1999

Restricted cash increased $30.4 million as a result of current period separate classification of restricted assets primarily due to the timing of Hollywood Park's live racing meet.

Accounts receivable increased $8.4 million at June 30, 2000. The acquisition of Hollywood Park increased accounts receivable by $7.1 million. The remaining increase was primarily due to the timing of payments received for Churchill Downs racetrack's live Spring Meet.

Net plant and equipment increased $142.9 million primarily as a result of the acquisition of Hollywood Park. Additional increases were due to routine capital spending at our operating units offset by depreciation expense and the sale of the Kentucky Horse Center assets during the second quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The accounts payable increase of $18.8 million was primarily due to the acquisition of Hollywood Park which represents $7.6 million of the increase. The additional $11.2 million increase was due to the timing of payments for horsemen-related and simulcast payables for Churchill Downs racetrack Spring Meet.

Accrued expenses increased $20.3 million, primarily due to a $19.1 million increase as a result of the Hollywood Park acquisition.

The long-term debt net increase of $63.4 million was due primarily to line of credit borrowings used to fund the acquisition of Hollywood Park.

Common stock increased $62.7 million primarily due to $62.1 million in net proceeds received from our public offering during the third quarter of 1999.

Liquidity and Capital Resources

The working capital deficiency was $4.9 million at June 30, 2000 and 1999 which results from the seasonality of our businesses. Cash flows provided by operations were $18.2 and $26.1 million for the six months ended June 30, 2000 and 1999, respectively. Management believes cash flows from operations and available borrowings during 2000 will be sufficient to fund our cash
requirements   for  the  year,   including   capital   improvements  and  future
acquisitions.

Cash flows used in investing activities were $8.5 million and $93.7 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for 1999 business acquisitions consisted of $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter. We used $13.5 million during 2000 for capital spending at our facilities including $4.9 million for the expansion of Churchill Downs' main entrance and corporate offices.

Cash flows (used in) provided by financing activities were $(16.8) and $83.1 million for the six months ended June 30, 2000 and 1999, respectively. We borrowed $15 million and repaid $29 million on our line of credit during 2000.

In April 1999, our total line of credit was increased to $250 million under a revolving loan facility, of which $164 million was outstanding at June 30, 2000. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

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

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB
101B) which delays the application of the accounting and disclosure requirements to no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 and plans to adopt the accounting and disclosure requirements in the fourth quarter of 2000. Management does not anticipate the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

Pending Transactions

We have entered into a definitive agreement with Centaur, Inc. ("Centaur") to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. Upon closing, we will retain a 51% interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 39% minority interest in HPLP. The transaction is subject to certain closing conditions, including the approval of the IHRC. The agreement also contains a provision under which Centaur has the right to purchase our remaining interest at any time prior to July 31, 2001. If Centaur does not exercise this option, both parties will have an opportunity to purchase the other's remaining interest on the basis of specific terms outlined in the definitive agreement. Closing is expected during the third quarter of 2000.

We have also entered into a definitive agreement with Duchossois Industries Inc. ("DII"), a privately held company that owns Arlington International Racecourse, under which Arlington International Racecourse Inc., Arlington Management Services Inc. and Turf Club of Illinois Inc. will merge with us.

Under terms of the agreement, we will issue 3.15 million shares of our common stock upon closing to DII. The agreement also specifies the issuance of up to an additional 1.25 million shares of our stock to DII depending on certain developments and conditions over a future period. DII has entered into a stockholder's agreement that will provide for restrictions on the voting and transfer of the shares of the common stock received in the merger. The transaction remains subject to customary closing conditions, including the
approval of   the  Illinois  Racing  Board,  Florida   Division  of  Pari-Mutuel
Wagering, Department of Business and Professional Regulation and our shareholders. Closing of the transaction is expected during September 2000.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

               At June 30, 2000, we had $164 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.6 million.

               In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate on notional amounts of $35.0 million each and pay a fixed interest rate of 5.89%, 7.015% and 7.30%, which mature in August 2000, March 2003 and May 2002, respectively. Assuming the June 30, 2000 notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.1 million. Management plans to engage in further interest rate swap agreements in the future to reduce our interest rate exposure.


                                    PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

               Not Applicable

ITEM 2.        Changes in Securities and Use of Proceeds

               Not Applicable

ITEM 3.        Defaults Upon Senior Securities

               Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

               The registrant's 2000 Annual Meeting of Shareholders was held on June 22, 2000. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

               Class I Directors             Votes For         Votes Withheld
               -----------------             ---------         --------------
               William S. Farish             7,910,933             78,670
               G. Watts Humphrey, Jr.        7,910,939             78,664
               Brad M. Kelley                7,917,527             72,076
               Dennis Swanson                7,908,529             81,074

               A proposal (Proposal No. 2) to approve the Churchill Downs Incorporated 2000 Employee Stock Purchase Plan was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 7,698,853 shares were voted in favor of the proposal; 199,515 were voted against; and 91,235 abstained.

               A proposed amendment (Proposal No. 3) of the Churchill Downs Incorporated 1997 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 300,000 shares to 600,000 shares was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 7,482,956 shares were voted in favor of the proposal; 463,890 were voted against; and 42,757 abstained.

               A proposal (Proposal No. 4) to approve the minutes of the 1999 Annual Meeting of Shareholders' was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 7,852,448 shares were voted in favor of the proposal; 50,313 were voted against; and 86,842 abstained.

               The total number of shares of common stock outstanding as of April 24, 2000, the record date of the Annual Meeting of Shareholders, was 9,853,627.

ITEM 5.        Other Information

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

               A.     Exhibits

                      See exhibit index on page 24.

               B.     Reports on Form 8-K

                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated June 23, 2000, under Item 5,"Other Events", reporting the agreement and plan of merger with Duchossois Industries Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc.

                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated May 9, 2000, under Item 5, "Other Events", reporting on Churchill Downs Incorporated first quarter results for 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHURCHILL DOWNS INCORPORATED



        August 14, 2000           \s\Thomas H. Meeker
                                  ---------------------------------------------
                                  Thomas H. Meeker
                                  President and Chief Executive Officer
                                  (Director and Principal Executive Officer)


        August 14, 2000           \s\Robert L. Decker
                                  ----------------------------------------------
                                  Robert L. Decker
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial Officer)



        August 14, 2000           \s\Michael E. Miller
                                  ----------------------------------------------
                                  Michael E. Miller
                                  Senior Vice President, Finance
                                  (Principal  Accounting Officer)

                                  EXHIBIT INDEX

  Numbers          Description                                By Reference To
  -------          -----------                                ---------------
   (2)(a)  Agreement and Plan of Merger dated as of June   Exhibit 2 (i) to
           23,2000 by Churchill Downs  Incorporated, A.    Report on Form 8-K
           Acquisition Corp., A. Management  Acquisition   dated June 23, 2000
           Corp., T. Club  Acquisition  Corp., Arlington
           International  Racecourse,  Inc.,  Arlington
           Management  Services,  Inc.,  Turf  Club  of
           Illinois, Inc. and Duchossois Industries, Inc.

  (10)(a)  Fourth Amendment to $250,000,000  Revolving     Page  25, Report on
           Credit  Facility  Credit  Agreement dated May   Form  10-Q  for  the
           12, 2000                                        fiscal quarter  ended
                                                           June 30, 2000

      (b)  Fifth Amendment to $250,000,000  Revolving      Page  37, Report on
           Credit Facility  Credit  Agreement  dated       Form  10-Q  for  the
           June 19,  2000                                  fiscal  quarter ended
                                                           June 30, 2000

     (27)  Financial  Data  Schedule  for  the  fiscal     Page 49,  Report on
           quarter ended  June 30, 2000                    Form  10-Q  for  the
                                                           fiscal quarter ended
                                                           June 30, 2000