Form 10-Q
period 2000-09-30
CHURCHILL DOWNS INC
filed 2000-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-1469


                          CHURCHILL DOWNS INCORPORATED
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      Kentucky                                             61-0156015
State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification No.)


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

                                  Yes   X     No____

The number of shares outstanding of registrant's common stock at November 14, 2000 was 13,015,449 shares.

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X





PART I.  FINANCIAL INFORMATION                                             PAGES

    ITEM 1.    Financial Statements

               Condensed Consolidated Balance Sheets, September 30, 2000,      3
               December 31, 1999 and September 30, 1999

               Condensed Consolidated Statements of Earnings for the nine      4
               and three months ended September 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows for the nine    5
               months ended September 30, 2000 and 1999

               Condensed Notes to Consolidated Financial Statements         6-12

    ITEM 2.    Management's Discussion and Analysis of Financial           13-20
               Condition and Results of Operations

    ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk     21

PART II. OTHER INFORMATION

    ITEM 1.    Legal Proceedings (Not applicable)                             21

    ITEM 2.    Changes in Securities and Use of Proceeds                   21-22

    ITEM 3.    Defaults Upon Senior Securities (Not applicable)               22

    ITEM 4.    Submission of Matters to a Vote of Security Holders            22

    ITEM 5.    Other Information (Not applicable)                             22

    ITEM 6.    Exhibits and Reports on Form 8-K                            22-23

    Signatures                                                                24

    Exhibit Index                                                             25

    Exhibits                                                               26-47

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                    September 30,  December 31, September 30,
                         ASSETS                         2000          1999          1999
                                                        ----          ----          ----
Current assets:
     Cash and cash equivalents                         $ 11,359      $ 29,060     $ 27,936
     Restricted cash                                      9,270          -            -
     Accounts receivable                                 35,096        24,279       14,812
     Other current assets                                 4,627         2,751        3,110
                                                       ---------     ---------    ---------
          Total current assets                           60,352        56,090       45,858

Other assets                                              7,390         4,740        6,167
Plant and equipment, net                                339,593       274,882      275,631
Intangible assets, net                                   64,346        62,334       61,899
                                                       ---------     ---------    ---------
                                                       $471,681      $398,046     $389,555
                                                       =========     =========    =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $ 34,572      $ 14,794     $ 19,616
     Accrued expenses                                    38,025        23,821       18,102
     Dividends payable                                     -            4,927         -
     Income taxes payable                                 1,774           336        1,529
     Deferred revenue                                     5,386        10,860        3,094
     Long-term debt, current portion                      2,277           552          465
                                                       ---------     ---------    ---------
          Total current liabilities                      82,034        55,290       42,806

Long-term debt                                          157,183       180,898      186,104
Other liabilities                                        10,299         8,263        4,836
Deferred income taxes                                    15,565        15,474       15,938
Commitments and contingencies                              -             -            -
Shareholders' equity:
     Preferred stock, no par value;
          250 shares authorized; no shares issued          -             -            -
     Common stock, no par  value; 50,000  shares
          authorized;  issued:  13,015  shares
          September 30, 2000 and 9,854  shares
          December 31, 1999 and September 30, 1999      123,149        71,634       71,634
     Retained earnings                                   83,545        66,667       68,446
     Deferred compensation costs                            (29)         (115)        (144)
     Note receivable for common stock                       (65)          (65)         (65)
                                                       ---------     ---------    ---------
                                                        206,600       138,121      139,871
                                                       ---------     ---------    ---------
                                                       $471,681      $398,046     $389,555
                                                       =========     =========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS for
           the nine and three months ended September 30, 2000 and 1999
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Nine Months Ended            Three Months Ended
                                                 September 30,                September 30,
                                                 ------------                 -------------
                                               2000         1999             2000       1999
                                               ----         ----             ----       ----

Net revenues                                 $261,120     $164,879         $103,536    $63,076
Operating expenses                            200,954      129,482           80,282     54,662
                                             ---------    ---------        ---------   --------

     Gross profit                              60,166       35,397           23,254      8,414

Selling, general and administrative
expenses                                       20,394       11,668            7,430      4,779
                                             ---------    ---------        ---------   --------

     Operating income                          39,772       23,729           15,824      3,635
                                             ---------    ---------        ---------   --------

Other income (expense):
        Interest income                           774          566              269        204
        Interest expense                      (11,353)      (4,162)          (3,683)    (1,953)
        Miscellaneous, net                       (513)         293              (97)       169
                                             ---------    ---------        ---------   --------
                                              (11,092)      (3,303)          (3,511)    (1,580)
                                             ---------    ---------        ---------   --------

   Earnings before income tax provision        28,680       20,426           12,313      2,055
                                             ---------    ---------        ---------   --------

Federal and state income tax provision        (11,802)      (8,579)          (5,010)      (863)
                                             ---------    ---------        ---------   --------

   Net earnings                              $ 16,878     $ 11,847         $  7,303    $ 1,192
                                             =========    =========        =========   ========


Earnings per common share data:
     Basic                                   $   1.67     $   1.45         $   0.69    $  0.13
     Diluted                                 $   1.66     $   1.43         $   0.68    $  0.12

Weighted average shares outstanding:
     Basic                                     10,121        8,175           10,649      9,455
     Diluted                                   10,176        8,297           10,707      9,552

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                              2000       1999
                                                              ----       ----
Cash flows from operating activities:
  Net earnings                                               $16,878   $ 11,847
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization                               12,655      7,724
  Deferred compensation                                          351        213
  Deferred income taxes                                          283       (145)
  Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Restricted cash                                           (9,270)       -
    Accounts receivable                                        2,044     (2,181)
    Other current assets                                      (1,899)    (1,479)
    Accounts payable                                           3,459     12,943
    Accrued expenses                                             623      5,432
    Income taxes payable                                       1,438      1,271
    Deferred revenue                                          (5,891)    (5,319)
    Other assets and liabilities                                 127        990
                                                             --------  ---------
    Net cash provided by operating activities                 20,798     31,296
                                                             --------  ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                      (16,776)   (10,340)
  Sale of Training Facility Assets                             4,969        -
  Acquisition of business, net of cash acquired of
       $7,137 in 1999                                            -     (227,857)
                                                             --------   --------
    Net cash used in investing activities                    (11,807)  (238,197)
                                                             --------  ---------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net                   2,432     (1,176)
  Borrowings on bank line of credit                           66,679    267,000
  Repayments of bank line of credit                          (91,101)   (95,000)
  Payment of loan origination costs                              -       (2,863)
  Payment of dividends                                        (4,927)    (3,762)
  Capital contribution by minority interest in subsidiary        -        1,551
  Common stock issued                                            225     62,707
                                                             --------  ---------
    Net cash (used in) provided by financing activities
                                                             (26,692)   228,457
                                                             --------  ---------

Net (decrease) increase in cash and cash equivalents         (17,701)    21,556
Cash and cash equivalents, beginning of period                29,060      6,380
                                                             --------  ---------
Cash and cash equivalents, end of period                     $11,359   $ 27,936
                                                             ========  =========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                   $10,929   $  3,032
  Income taxes                                               $10,117   $  7,996
Schedule of non-cash activities:
  Accrued acquisition costs related to Hollywood Park            -      $  1,705
  Accrued merger costs related to Arlington Park             $ 2,095        -
  Issuance of common stock related to the merger of
        Arlington Park                                       $51,291        -

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)


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

        Because of the seasonal nature of the Company's business and recent acquisition activity, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and Kentucky Oaks are run.

2.      Restricted Cash

        Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

3.      Long-Term Debt

        The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. There was $154.6 million outstanding on the line of credit at September 30, 2000, compared to $178.0 million outstanding at December 31, 1999, and $183.0 million outstanding at September 30, 1999. The line of credit is secured by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

3.      Long-Term Debt (cont'd)

        The Company has entered into interest rate swap contracts with major financial institutions, which have termination dates through March 2003. Under terms of these two separate contracts, we receive a LIBOR based variable interest rate on notional amounts of $35.0 million each and pay a fixed interest rate of 7.015% and 7.30%, which mature in March 2003 and May 2002, respectively. The Company also entered into an interest rate swap in November 2000 in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million, which matures in November 2001. The variable interest rate received on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

4.      Acquisitions and Other Transactions

        On September 8, 2000, three of the Company's wholly owned subsidiaries merged with Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. (collectively referred to as "Arlington Park"). The Company issued 3.15 million shares of its common stock to Duchossois Industries, Inc. ("DII") and could issue up to an additional 1.25 million shares of common stock dependent upon the opening of the riverboat casino at Rosemont, Illinois, and the amount of subsidies received by Arlington as a result thereof. For this purpose, the purchase price is based upon the number of shares issued to DII multiplied by an average trading price of the Company's shares for a period immediately before and after the announcement of the mergers on June 23, 2000, discounted to reflect restrictions on the voting and transfer of such shares imposed by the Stockholder's Agreement, plus merger-related costs. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Arlington Park have been included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of Arlington Park were recorded at their estimated fair values on the acquisition date based on a preliminary appraisal. The allocation of the purchase price may require adjustment in the Company's future financial statements based on a final determination of the fair value of assets acquired in the acquisition.

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

        On July 20, 1999, the Company issued 2.3 million shares of the Company's common stock at a price of $29 per share. The total proceeds net of offering expenses were $62.1 million and were used for the repayment of bank borrowings.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

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

        Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park, the September 10, 1999 acquisition of Hollywood Park racetrack, the July 20, 1999 stock issuance and the April 23, 1999 acquisition of Calder Race Course all had occurred on January 1, 1999:


                                      Nine Months Ended      Nine Months Ended
                                      September 30, 2000     September 30, 1999
                                      ------------------     ------------------

        Net revenues                       $324,181               $258,133
        Net earnings                        $16,251                $10,995
        Earnings per common share:
            Basic                            $1.22                  $0.85
            Diluted                          $1.22                  $0.84
        Weighted average shares:
            Basic                           13,271                 12,977
            Diluted                         13,326                 13,098

        This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

5.      Earnings Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                  Nine months      Three months
                                                     ended            ended
                                                 September 30,     September 30,
                                                ---------------    -------------
                                                 2000    1999       2000   1999
                                                 ----    ----       ----   ----
        Net earnings (numerator) amounts used
        for basic and diluted per share
        computations:                           $16,878 $11,847    $7,303 $1,192
                                                ------- -------    ------ ------

        Weighted average shares (denominator)
        of common stock outstanding per share:
             Basic                               10,121   8,175    10,649  9,455
             Plus dilutive effect of
                stock options                        55     122        58     97
                                                ------- -------    ------ ------
             Diluted                             10,176   8,297    10,707  9,552

         Earnings per common share:
             Basic                              $  1.67 $  1.45    $ 0.69 $ 0.13
             Diluted                            $  1.66 $  1.43    $ 0.68 $ 0.12

        Options to purchase approximately 74 and 69 shares for the periods ending September 30, 2000 and 1999, respectively, were not included in the computation of earnings per common share- assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

6.      Segment Information

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs racetrack and the Louisville Sports Spectrum simulcast facility, (2) Hollywood Park racetrack and its on-site simulcast facility, (3) Calder Race Course, (4) Arlington Park and its off-track betting facilities ("OTBs"), (5) Ellis Park racetrack and its on-site simulcast facility,
        (6) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana OTBs, and (7) other investments, including Charlson Broadcast Technologies LLC ("CBT") and the Company's other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate revenues and expenses which, for the nine and three months ended September 30, 1999 and 2000, are now reported separate of Churchill Downs racetrack revenues and expenses.

        Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's
        annual report to shareholders for the year ended December 31, 1999. Earnings before interest, taxes, depreciation and amortization
        ("EBITDA") should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States), as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of our liquidity.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)

6.      Segment Information (cont'd)

        The table below presents information about reported segments for the nine months and three months ended September 30, 2000 and 1999:


                               Nine Months                Three Months
                           Ended September 30,         Ended September 30,
                          ---------------------        -------------------
                            2000         1999            2000       1999
                            ----         ----            ----       ----
Net revenues:
  Churchill Downs         $ 73,639     $ 66,653        $  8,960    $ 5,520
  Hollywood Park            75,003        1,117          24,124      1,117
  Calder Race Course        42,556       39,053          28,888     27,352
  Arlington Park             9,171         -              9,171       -
  Hoosier Park              38,090       37,514          13,872     13,256
  Ellis Park (a)            14,947       18,491          12,265     15,528
  Other investments         11,524        4,378           8,011      1,667
                          ---------    ---------       ---------   --------
                           264,930      167,206         105,291     64,440
  Corporate revenues (b)       651         -                 46       -
  Eliminations              (4,461)      (2,327)         (1,801)    (1,364)
                          ---------    ---------       ---------   --------
                          $261,120     $164,879        $103,536    $63,076
                          =========    =========       =========   ========

EBITDA:
  Churchill Downs         $ 21,502     $ 18,001        $ (2,361)   $(4,013)
  Hollywood Park            13,380         (542)          3,909       (542)
  Calder Race Course         7,001        8,865           7,746      6,977
  Arlington Park             2,093         -              2,093       -
  Hoosier Park               4,939        5,131           1,497      1,744
  Ellis Park (a)             1,534        2,834           2,581      3,637
  Other investments          7,137        1,115           6,437        454
                          ---------    ---------       ---------   --------
                            57,586       35,404          21,902      8,257
  Corporate expenses (b)    (6,129)      (3,949)         (1,940)    (1,404)
                          ---------    ---------       ---------   --------
                          $ 51,457     $ 31,455        $ 19,962    $ 6,853
                          =========    =========       =========   ========

Operating income (loss):
  Churchill Downs         $ 18,721     $ 15,328        $ (3,282)   $(4,883)
  Hollywood Park            10,082         (795)          2,767       (795)
  Calder Race Course         4,307        7,364           6,834      6,062
  Arlington Park             1,960         -              1,960       -
  Hoosier Park               3,942        4,183           1,164      1,417
  Ellis Park                   442        1,842           2,211      3,292
  Other investments          6,146         (244)          6,169        (54)
                          ---------    ---------       ---------   --------
                            45,600       27,678          17,823      5,039
  Corporate expenses (b)    (5,828)      (3,949)         (1,999)    (1,404)
                          ---------    ---------       ---------   --------
                          $ 39,772     $ 23,729        $ 15,824    $ 3,635
                          =========    =========       =========   ========

(a) The decrease from 1999 to 2000 is primarily the result of a shift of one week of race dates to Churchill Downs.

(b) As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate revenues and expenses. Corporate revenues and expenses for the nine and three months ended September 30, 1999 and 2000 are reported separately.

                          CHURCHILL DOWNS INCORPORATED
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for
          the nine months ended September 30, 2000 and 1999 (unaudited)
                     ($ in thousands, except per share data)


6.      Segment Information (cont'd)


                                       As of           As of           As of
                                   September 30,    December 31,   September 30,
                                       2000            1999             1999
                                   -------------    ------------  -------------
        Total assets:
          Churchill Downs            $ 408,990        $345,909       $329,293
          Hollywood Park               165,232         153,126        144,137
          Calder Race Course           114,857         114,396        111,421
          Arlington Park                85,080            -              -
          Hoosier Park                  37,231          32,559         35,333
          Ellis Park                    30,606          25,015         26,742
          Other investments            359,384         312,272        171,116
                                     ----------       ---------      ---------
                                     1,201,380         983,277        818,042
          Eliminations                (729,699)       (585,231)      (428,487)
                                     ----------       ---------      ---------
                                     $ 471,681        $398,046       $389,555
                                   ============       =========      =========


        Following is a reconciliation of total EBITDA to income before provision for income taxes:


                                               Nine Months       Three Months
                                                 ended              ended
                                              September 30,      September 30,
        (in thousands)                        2000     1999      2000     1999
                                              ----     ----      ----     ----
        Total EBITDA                         $51,457  $31,455  $19,962   $6,853
        Depreciation and amortization        (12,198)  (7,433)  (4,235)  (3,049)
        Interest income (expense), net       (10,579)  (3,596)  (3,414)  (1,749)
                                             -------- -------- --------  -------
        Earnings before provision for
             income taxes                    $28,680  $20,426  $12,313   $2,055
                                             ======== ======== ========  =======

7.      Pending Transactions

        The Company previously entered into a definitive agreement with Centaur, Inc. which was subsequently assigned to Centaur Racing, LLC ("Centaur"), to sell a 26% interest in Hoosier Park, LP ("HPLP") for a purchase price of $8.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. The Company was to retain a 51% interest in HPLP and continue to manage its day-to-day operations. On September 12, 2000, the Company announced that approval for the sale had been denied as a result of action taken by the Indiana Horse Racing Commission ("IHRC") against Centaur, and as a result the ownership structure has not changed. Centaur's performance under the definitive agreement was guaranteed by an irrevocable Letter of Credit in the amount of $2.5 million, which management expects to be available to us at the end of Centaur's administrative appeals process, during the fourth quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward- looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the financial performance of Arlington Park; litigation surrounding the Rosemont, Illinois, riverboat casino; market reaction to our merger agreement with Arlington Park; changes in Illinois law that impact revenues of the racing operations in Illinois; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel; and the volatility of our stock price.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Standardbred and Quarter Horse horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests. Our primary source of revenue is commissions on pari-mutuel wagering at our racetracks and off-track betting facilities ("OTBs"). Other sources of revenue include simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

We are the majority owner and operator of Hoosier Park at Anderson in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing ("Hoosier Park"). Hoosier Park is owned by Hoosier Park, LP ("HPLP"), an Indiana limited partnership. We previously entered into a definitive agreement with Centaur, Inc., which was subsequently assigned to Centaur Racing, LLC ("Centaur"), to sell a 26% interest in HPLP for a purchase price of $8.5 million. We were to retain a 51% interest in HPLP and continue to manage its day-to-day operations. On September 12, 2000, we announced that approval for the sale had been denied as a result of action taken by the Indiana Horse Racing Commission ("IHRC") against Centaur, and as a result the ownership structure has not changed. Centaur's performance under the definitive agreement was guaranteed by an irrevocable Letter of Credit in the amount of $2.5 million, which

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

management expects to be available to us at the end of Centaur's administrative appeals process, during the fourth quarter of 2000.

Because of the seasonal nature of our business and recent acquisition activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and the Kentucky Oaks are run.

In Kentucky, two pieces of legislation significant to our operations were passed in the 2000 session of the Kentucky General Assembly. First, an excise tax credit for racetracks was included in the 2000-2002 Kentucky state budget. The measure results in an ultimate credit of nearly $1.4 million in new revenue, and is earmarked for horsemen's incentives and necessary capital improvements at Churchill Downs racetrack over the next two years.

The Kentucky General Assembly also enacted legislation that eliminates the excise tax on Breeders' Cup Championship Day wagering at any Kentucky track that hosts the event. This legislation is aimed at attracting the Breeders' Cup to Kentucky, and Churchill Downs, on a more frequent basis. On-track wagering for the 2000 Breeders' Cup Day at Churchill Downs totaled $13.6 million and generated excise taxes of approximately $475,000. This tax exemption will not become effective until January 1, 2001, and therefore did not apply to the 2000 Breeders' Cup at Churchill Downs. The exemption will continue if the Breeders' Cup returns to Kentucky within three years of the previously held event.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington's share of subsidies from the proposed Rosemont casino under the 1999 legislation is expected to range from $4.6 million to $8.0 million annually, based on publicly available sources. The 1999 legislation is currently the subject of a lawsuit pending in Cook County, Illinois state court.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six racetrack facilities and nine separate OTBs, which are included in their respective racetracks, during the nine months ended September 30, 2000 and 1999 is as follows ($ in thousands):


                                                   Calder
                        Churchill    Hollywood      Race      Arlington    Hoosier
                          Downs        Park*       Course*      Park*        Park      Ellis Park
                          -----        ----        ------       ----         ----      ----------
Live Racing
    2000 handle         $100,484     $144,499     $ 95,544    $ 65,679     $ 10,797     $ 16,686
    2000 no. of days          53           65           96         103          119           41
    1999 handle          $93,689     $139,991     $110,463        -        $ 10,747     $ 19,790
    1999 no. of days          47           66           96        -             117           61

Export simulcasting
    2000 handle         $406,253     $505,495     $268,100    $267,432     $ 39,372     $102,512
    2000 no. of days          53           65           96         103          119           41
    1999 handle         $334,554     $496,349     $238,077        -        $ 25,247     $159,965
    1999 no. of days          47           66           96        -             117           61

Import simulcasting
    2000 handle          $93,537     $191,126         -       $346,095     $105,448     $ 27,616
    2000 no. of days         176          142         -          1,370          908          272
    1999 handle          $97,250     $182,589         -       $217,338     $104,399     $ 26,585
    1999 no. of days         181          141         -          1,360          893          261
    Number of OTBs             1         -            -              5            3         -

Totals
    2000 handle         $600,274     $841,120     $363,644    $679,206     $155,617     $146,814
    1999 handle         $525,493     $818,929     $348,540    $217,338     $140,393     $206,340

* Pari-mutuel wagering information is provided for the nine months ended September 30, 2000 and 1999. Although the summary reflects handle for the first nine months of 2000 and 1999 as if the acquisitions had taken place at the beginning of the year, only revenues generated since the subsidiaries' acquisition dates have been included in the Company's consolidated statements of earnings.

Nine  Months  Ended  September  30,  2000  Compared  to  Nine  Months  Ended
-----------------------------------------------------------------------------
September 30, 1999
------------------
Net Revenues

Net revenues during the nine months ended September 30, 2000 increased $96.2 million (58%) from $164.9 million in 1999 to $261.1 million in 2000. Churchill Downs racetrack revenues increased $7.0 million (10%) primarily due to $4.7 million of increased pari-mutuel wagering as a result of having an additional week of live racing, which was transferred from Ellis Park. In addition, Churchill Downs racetrack had increases in pari-mutuel wagering, as well as increases in corporate sponsor event ticket prices, admissions

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

and seat revenue and concessions revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Arlington Park contributed $9.2 million to the first nine months of 2000 net revenues, Hollywood Park revenues increased $73.9 million to $75.0 million in 2000 from $1.1 million in 1999 and Calder Race Course revenues increased $3.5 million to $42.6 million in 2000 from $39.1 million in 1999 due to the timing of the 1999 acquisitions. The Arlington Park merger was completed in the third quarter of 2000, Hollywood Park was acquired in the third quarter of 1999 and Calder Race Course was acquired in the second quarter of 1999. The remaining increase was primarily the result of the $5.8 million management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8 offset by a reduction in revenues at Ellis Park related to the reduction from 61 to 41 days of live racing during 2000.

Operating Expenses

Operating expenses increased $71.5 million (55%) from $129.5 million in 1999 to $201.0 million in 2000 primarily as a result of Arlington Park's 2000 operating expenses of $6.3 million, and increases in Hollywood Park and Calder Race Course operating expenses of $59.9 million and $5.2 million, respectively, primarily due to the timing of the acquisitions.

Gross Profit

Gross profit increased $24.7 million from $35.4 million in 1999 to $60.1 million in 2000. The increase in gross profit was primarily the result of the acquisition of Hollywood Park, the merger with Arlington Park and the increase in gross profit for Churchill Downs racetrack due to an increase in the number of live race days and record attendance on Kentucky Oaks and Kentucky Derby days. The Arlington Park management fee also contributed to the increased gross profit for 2000.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $8.7 million (75%) from $11.7 million in 1999 to $20.4 million in 2000. SG&A expenses at Churchill Downs corporate increased $2.6 million (38%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The 1999 acquisitions of Calder Race Course and Hollywood Park resulted in increases of $1.3 million and $3.1 million, respectively. In addition, Arlington Park had expenses of $0.9 million during 2000.

Other Income and Expense

Interest expense increased $7.2 million from $4.2 million in 1999 to $11.4 million in 2000 primarily as a result of borrowings to finance the 1999 acquisitions of Calder Race Course and Hollywood Park.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Income Tax Provision

The increase in the income tax provision of $3.2 million for the nine months ended September 30, 2000 as compared to September 30, 1999 is a result of an increase in pre-tax earnings.

Three  Months  Ended  September 30, 2000  Compared  to  Three  Months  Ended
----------------------------------------------------------------------------
September 30, 1999
------------------

Net Revenues

Net revenues during the three months ended September 30, 2000 increased $40.4 million (64%) from $63.1 million in 1999 to $103.5 million in 2000. Churchill Downs racetrack revenues increased $3.4 million (62%) due to $3.4 million of increased pari-mutuel wagering as a result of having an additional week of live racing, which transferred from Ellis Park. Hollywood Park revenues increased $23.0 million to $24.1 million in 2000 from $1.1 million in 1999. Arlington Park contributed net revenues of $9.2 million to the three months ended September 30, 2000. The remaining increase, as reflected in other investments, was primarily the result of the $5.8 million management contract offset by a reduction in revenues at Ellis Park related to the reduction from 61 to 41 days of live racing during the third quarter.

Operating Expenses

Operating expenses increased $25.6 million (47%) from $54.7 million in 1999 to $80.3 million in 2000. This is primarily attributable to the Hollywood Park operating expenses increasing $18.5 million, and Arlington Park incurred 2000 operating expenses of $6.3 million.

Gross Profit

Gross profit increased $14.8 million from $8.4 million in 1999 to $23.2 million in 2000. The increase in gross profit was primarily the result of the acquisition of Hollywood Park and the merger with Arlington Park. The Arlington Park management fee also contributed to the increased gross profits for the three months ended September 30, 2000.

Selling, General and Administrative Expenses

SG&A expenses increased by $2.6 million (55%) from $4.8 million in 1999 to $7.4 million in 2000. SG&A expenses at Churchill Downs corporate increased $0.4 million (17%) due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. Hollywood Park expenses increased $0.9 million primarily due to the timing of the acquisition. The merger with Arlington Park added $ 0.9 million.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Interest expense increased $1.7 million from $2.0 million in 1999 to $3.7 million in 2000 primarily as a result of borrowings to finance the 1999 acquisition of Hollywood Park.

Income Tax Provision

Our income tax  provision  increased  by $4.1 million for the three months ended
September 30, 2000, as compared to September 30, 1999, as a result of an increase in pre-tax earnings of $10.3 million.

Significant Changes in the Balance Sheet September 30, 2000 to December 31, 1999
--------------------------------------------------------------------------------

Restricted cash increased $9.3 million due to the current period separate classification of restricted assets.

Accounts receivable increased $10.8 million primarily due to the merger with Arlington Park.

Net plant and equipment increased $64.7 million primarily as a result of the merger with Arlington Park. Additional increases were due to routine capital spending at our operating units offset by depreciation expense and the sale of the Kentucky Horse Center assets during the second quarter of 2000.

Accounts payable increased $19.8 million at September 30, 2000, primarily due to the merger with Arlington Park. In addition, there were increases in purses payable and other expenses related to simulcast wagering for Churchill Downs racetrack and Hoosier Park.

Accrued expenses increased $14.2 million primarily as a result of the Arlington Park merger.

Dividends payable decreased $4.9 million at September 30, 2000, due to the payment of dividends of $4.9 million (declared in 1999) in first quarter 2000.

Deferred revenue decreased $5.5 million at September 30, 2000, primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 1999 recognized as income in May 2000 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt decrease of $23.7 million was the result of the application of current cash flow to reduce borrowings under our bank line of credit during 2000.

Common stock increased by $51.5 million primarily due to the issuance of 3.15 million shares of common stock to complete the merger with Arlington Park during the third quarter of 2000.

Significant  Changes  in  the  Balance  Sheet  September 30, 2000  to
---------------------------------------------------------------------
September 30, 1999
------------------

Restricted cash increased $9.3 million due to the current period separate classification of restricted assets.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Accounts receivable increased $20.3 million at September 30, 2000. The merger with Arlington Park increased accounts receivable by $15.8 million. In addition, the timing of the 1999 acquisition of Hollywood Park increased accounts receivable by $3.4 million.

Net plant and equipment increased $64.0 million primarily as a result of the merger with Arlington Park. Additional increases were due to routine capital spending at our operating units offset by depreciation expense and the sale of the Kentucky Horse Center assets during the second quarter of 2000.

The accounts payable increase of $14.9 million was primarily due to the merger with Arlington Park which represents $12.3 million of the increase.

Accrued expenses increased $19.9 million primarily due to the Arlington Park merger.

The long-term debt net decrease of $28.9 million was the result of the application of current cash flow to reduce borrowings under our bank line of credit.

Common stock increased by $51.5 million primarily due to the issuance of 3.15 million shares of common stock to complete the merger with Arlington Park during the third quarter of 2000.

Liquidity and Capital Resources
-------------------------------

The change in working capital between September 30, 2000 and 1999 is a result of the Arlington merger. Cash flows provided by operations were $20.8 and $31.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in depreciation and amortization is primarily due to the timing of the 1999 acquisitions of Calder Race Course and Hollywood Park. The net decrease in cash resulting from changes in operating assets and liabilities was primarily a result of current period separate classification of restricted assets which represent refundable deposits and amounts due to horseman for purses, stakes and awards. In addition, the accounts payable decrease was primarily due to the timing of the Arlington merger. Management believes cash flows from operations and available borrowings during 2000 will be sufficient to fund our cash requirements for the year, including capital improvements and future acquisitions.

Cash flows used in investing activities were $11.8 million and $238.2 million for the nine months ended September 30, 2000 and 1999, respectively. We used $16.8 million during 2000 for capital spending at our facilities including $3.0 million for completion of the expansion of Churchill Downs' main entrance and corporate offices. Cash used for 1999 business acquisitions consisted of $142.5 million for the acquisition of Hollywood Park during the third quarter, $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter.

Cash flows (used in) provided by financing activities were $(26.7) million and $228.5 million for the nine months ended September 30, 2000 and 1999, respectively. We borrowed $66.7 million and repaid $91.1

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

million on our line of credit during 2000. Cash provided by financing activities in 1999 was used to finance the aforementioned acquisitions.

We have a $250 million line of credit under a revolving loan facility, of which $154.6 million was outstanding at September 30, 2000. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Impact of Recent Accounting Pronouncements
------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's year ending December 31, 2001. Management of the Company is currently analyzing the impact of SFAS 133 but anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or financial position.

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB
101B) which delays the application of the accounting and disclosure requirements to no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 and plans to adopt the accounting and disclosure requirements in the fourth quarter of 2000. Management does not anticipate the adoption of SAB 101 will have a material effect on the Company's results of operations or financial position.

Pending Transactions
--------------------

We previously entered into a definitive agreement with Centaur to sell a 26% interest in HPLP for a purchase price of $8.5 million. We were to retain a 51% interest in HPLP and continue to manage its day- to-day operations. On September 12, 2000, we announced that approval for the sale had been denied as a result of action taken by the IHRC against Centaur, and as a result the ownership structure has not changed. Centaur's performance under the definitive agreement was guaranteed by an irrevocable Letter of Credit in the amount of $2.5 million, which management expects to be available to us at the end of Centaur's administrative appeals process, during the fourth quarter of 2000.

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

               At September 30, 2000, we had $154.6 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.5 million.

               In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate on notional amounts of $35.0 million each and pay a fixed interest rate of 7.015% and 7.30%, which mature in March 2003 and May 2002, respectively. Assuming the September 30, 2000, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.7 million.


               In November 2000, we entered into an interest rate swap in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million, which matures in November 2001. Management plans to engage in further interest rate swap agreements in the future to reduce our interest rate exposure.


                           PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

               Not Applicable

ITEM 2.        Changes in Securities and Use of Proceeds

               On September 8, 2000, Churchill Downs Incorporated ("CDI") completed a merger transaction with Arlington International Racecourse pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of June 23, 2000, as amended as of July 14, 2000, among CDI, Duchossois Industries, Inc. ("DII"), A. Acquisition Corp., A. Management Acquisition
               Corp., T. Club Acquisition Corp. (A. Acquisition Corp., A. Management Acquisition Corp. and T. Club Acquisition Corp., each a direct or indirect wholly owned subsidiary of CDI, being collectively referred to as the "CDI Companies"), Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. (Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. being collectively referred to as the "Arlington Companies"). The transaction was completed through the
                                       21
               merger of the CDI Companies with and into the Arlington Companies, with the Arlington Companies being the surviving corporations of the mergers (the "Mergers") and becoming wholly-owned subsidiaries of CDI. In the Mergers, DII received an aggregate of 3,150,000 shares of CDI's common stock, no par value ("CDI Common Stock"), and has the right to receive up to 1,250,000 additional shares of CDI Common Stock, as provided in the Merger Agreement. The purchase price was determined by CDI based upon its analysis of the financial performance and assets of the Arlington Companies.

               In issuing the shares in the Merger, CDI relied on the exemption from registration afforded by Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, based on the issuance of shares meeting the requirements of Rule 506.

ITEM 3.        Defaults Upon Senior Securities

               Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

               The registrant held a Special Meeting of Shareholders on September 8, 2000. A proposal (Proposal No. 1) to approve the issuance of up to 4,400,000 shares of Churchill Downs common stock to Duchossois Industries, Inc. as consideration for the merger with Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 6,449,161 shares were voted in favor of the proposal; 182,195 were voted against; and 41,186 abstained.

               The total number of shares of common stock outstanding as of August 8, 2000, the record date of the Special Meeting of Shareholders, was 9,865,449.

ITEM 5.        Other Information

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

               A.     Exhibits

                      See exhibit index on page 25.

               B.     Reports on Form 8-K

                      Churchill  Downs  Incorporated  filed  a Current Report on
                      Form  8-K   dated  September  8, 2000,  under  Item  2,
                      "Acquisitions or Disposition of Assets", reporting on the merger of three wholly owned subsidiaries of Churchill
                      Downs   Incorporated    with   Arlington  International
                      Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. - all Duchossois Industries, Inc. companies.

                      Churchill Downs Incorporated filed a Current Report on Form 8-K dated July 27, 2000, under Item 5,"Other Events", reporting the Confidentiality Agreement with Duchossois Industries, Inc. and Arlington International Racecourse, Inc. dated September 15, 1999.

                      Churchill  Downs  Incorporated  filed a Current  Report on
                      Form 8-K dated July 26, 2000, under Item 5, "Other Events", reporting on Churchill Downs Incorporated second quarter results for 2000, amended by Form 8-K/A dated August 2, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHURCHILL DOWNS INCORPORATED



November 14, 2000                 \s\Thomas H. Meeker
                                  ----------------------------------------------
                                  Thomas H. Meeker
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


November 14, 2000                 \s\Robert L. Decker
                                  ----------------------------------------------
                                  Robert L. Decker
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial Officer)


November 14, 2000                 \s\Michael E. Miller
                                  ----------------------------------------------
                                  Michael E. Miller
                                  Senior Vice President, Finance
                                  (Principal  Accounting Officer)

                                  EXHIBIT INDEX

  Numbers          Description                               By Reference To
  -------          -----------                               ---------------
      (2)  Amended  and  Restated Agreement and  Plan of   Annex A of the Proxy
           Merger dated as of June 23, 2000, as amended    Statement  for  a
           as of July 14, 2000, by and among  Churchill    Special  Meeting  of
           Downs  Incorporated, Duchossois  Industries,    Shareholders  of
           Inc., A.  Acquisition  Corp., A. Management     Churchill   Downs
           Acquisition Corp., T. Club Acquisition Corp.,   Incorporated   dated
           Arlington International Racecourse, Inc.,       September 8, 2000
           Arlington Management Services, Inc., Turf
           Club of Illinois, Inc.

      (3)  Restated   Bylaws  of  Churchill   Downs        Page  26,  Report  on
           Incorporated as amended                         Form  10-Q  for  the
                                                           fiscal quarter ended
                                                           September 30, 2000

     (10)  Churchill Downs Incorporated Amended and        Page 38,  Report  on
           Restated Incentive Compensation Plan (1997)*    Form  10-Q  for  the
                                                           fiscal quarter ended
                                                           September 30, 2000

     (27)  Financial  Data  Schedule  for  the  fiscal     Page 47, Report  on
           quarter ended September  30,  2000              Form  10-Q  for  the
                                                           fiscal quarter ended
                                                           September 30, 2000

* Management contract or compensatory plan or agreement.