Form 10-K
period 2000-12-31
CHURCHILL DOWNS INC
filed 2001-03-19
CIK 20212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

As of March 14, 2001, 13,048,717 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $166,432,105.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 21, 2001 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 56 to 59.

                                     PART I

ITEM 1.        BUSINESS

A.   INTRODUCTION

Churchill Downs Incorporated (the "Company") is a racing company that primarily conducts pari- mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other business interests. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We own and  operate  our  flagship  operation,  Churchill  Downs  racetrack,  in
Louisville, Kentucky ("Churchill Downs"). Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill Downs operation also encompasses the Churchill Downs Sports Spectrum ("Louisville Sports Spectrum"), an off-track betting facility ("OTB"). In addition, the management of Churchill Downs oversees Ellis Park Race Course, Inc. ("Ellis Park"), which operates a Thoroughbred track in Henderson, Kentucky.

Churchill Downs Management Company ("CDMC"), a wholly owned subsidiary,  manages
all  of  our   other   racing   operations. CDMC  oversees  Arlington  Park,  a
pari-mutuel horse racing operation in Arlington Heights, Illinois, effective with the merger in September 2000. Arlington Park operates five off-track betting facilities ("OTBs") in Illinois. CDMC also oversees Calder Race Course which holds licenses to conduct Thoroughbred horse racing in Miami, Florida. In addition, CDMC oversees Hollywood Park, a Thoroughbred racetrack in Inglewood, California. Calder Race Course and Hollywood Park were acquired in April 1999 and September 1999, respectively.

Additionally, CDMC manages Hoosier Park at Anderson in Anderson, Indiana ("Hoosier Park"). Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing. Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership. Anderson Park, Inc. ("Anderson"), a wholly owned subsidiary of CDMC, is the sole general partner of HPLP, and currently owns a 77% interest. The remaining 23% is held by unrelated third parties, Centaur Racing, LLC ("Centaur"), and Conseco HPLP, LLC ("Conseco"). We previously entered into a definitive agreement with Centaur, Inc., which was subsequently assigned to Centaur, to sell an additional 26% interest in HPLP for a purchase price of $8.5 million. On September 12, 2000, we announced that approval for the sale had been denied as a result of action taken by the Indiana Horse Racing Commission ("IHRC") against Centaur, and as a result the ownership structure has not changed. Centaur's performance under the definitive agreement was guaranteed by an irrevocable Letter of Credit in the amount of $2.5 million, which was made available to us during the fourth quarter of 2000. These funds were used to set up Churchill Downs Foundation, Inc., a non-profit private charitable foundation pursuant to section 501(c)(3) of the Internal Revenue Code for the purpose of funding future contributions to qualifying charitable, civic and community causes in locations where we do business. CDMC also manages three OTBs in Indiana owned by Hoosier Park ("Indiana Sports Spectrum"). These OTBs conduct simulcast wagering on horse racing year- round.

We formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee other industry related investments. CDIC owns a 60% ownership interest in Charlson Broadcast Technologies, LLC ("CBT"), a privately held company that provides television production and computer graphic software to the racing industry. CBT's proprietary software displays odds statistical data and other racing information on television in real-time for customers at racetracks and OTBs.

Other investments owned by CDIC include a 35% interest in EquiSource, LLC ("EquiSource"), a procurement business that assists in the group purchasing of supplies and services for the equine industry, and a 30% interest in NASRIN Services, LLC ("NASRIN"), a telecommunications service provider for the pari-mutuel and simulcasting industries. CDIC also holds a 24% minority interest investment in Kentucky Downs, LLC ("Kentucky Downs"), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet with seven live racing days in September, as well as year-round simulcasting. Our investments in CBT, EquiSource, NASRIN and Kentucky Downs are not material to the Company's financial position or results of operations.

B.   LIVE RACING OPERATIONS

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder Race Course, Arlington Park, Hoosier Park and Ellis Park, which produces revenues through pari-mutuel wagering at our racetracks and OTBs, simulcast fees, admissions and concessions revenue.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum $1.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. Calder Race Course is home to The Festival of the Sun, Florida's richest day in Thoroughbred racing, offering approximately $1.5 million in total purse money. Hollywood Park is home to the Hollywood Gold Cup, which offers $1.0 million in purse money. Hollywood Park's Autumn Meet is highlighted by the annual $2.1 million Autumn Turf Festival, comprised of six graded stakes races. The Arlington Million, which is run during the International Festival of Racing at Arlington Park, with a purse of $1.0 million, is one of three North American stops for the Emirates World Series Racing Championship. Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Churchill Downs hosted the Breeders' Cup Championship ("Breeders' Cup") in 1988, 1991, 1994, 1998 and 2000. Hollywood Park has also hosted the Breeders' Cup in 1984, 1987 and 1997. Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders' Cup races, which feature $13.0 million in purses. These races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the prestigious Breeders' Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements are located in Louisville, Kentucky ("Churchill facility"). The Churchill facility consists of approximately 147 acres of land with a one- mile oval dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 48,500 persons, a state-of- the-art simulcast wagering facility designed to accommodate 450 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and our racetrack and corporate office facilities. The backside stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at the Louisville Sports Spectrum. The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

We continue to make numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons, including the construction of a $4.8 million expansion of Churchill Downs' main entrance and corporate offices completed during 2000.

Hollywood Park

Hollywood Park and the Hollywood Park Casino site and improvements are located in Inglewood, California ("Hollywood Park facility"). The Hollywood Park facility consists of approximately 240 acres of land upon which the racetrack and casino are located with a one and one-eighth (1 1/8) mile oval dirt track, a one-mile oval turf track, permanent grandstands and stabling area. The facility includes clubhouse and grandstand seating for 16,675 persons, a general admission area, a saddling paddock area and food and beverage facilities ranging from fast food to full-service restaurants. The stabling area consists of stalls to accommodate approximately 2,000 horses, tack rooms, feed rooms, a federally approved quarantine facility, a half-mile oval training track, and a not-for-profit Equine Teaching Hospital and Research Center operated under the direction of the Southern California Equine Foundation. The Hollywood Park facility also features parking areas for the public and office facilities.

The Hollywood Park Casino is a state-of-the-art facility that is open 24 hours a day, 365 days a year. The casino features more than 150 gaming tables offering a variety of California approved casino games. Under California gaming law, the casino is a card club. Thus, it is not authorized to operate slot machines or video lottery terminals but instead rents tables to casino patrons for a seat fee charged on a per hand basis. The casino also offers facilities for simulcast wagering. We lease the facility to Pinnacle Entertainment, Inc., formerly Hollywood Park, Inc., under a 10-year lease for an annual rent of $3.0 million and, therefore, do not operate the casino. The lease includes a 10-year renewal option and is subject to an adjustment to the rent at the time the option is exercised.

Calder Race Course

The Calder Race Course racetrack and improvements are located in Miami, Florida ("Calder Race Course facility"). The Calder Race Course facility is adjacent to Pro Player Stadium, home of the Florida Marlins and Miami Dolphins. The Calder Race Course facility consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstand and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Arlington Park

Arlington Park was constructed in 1927 and reopened its doors in 1989 after a devastating fire engulfed the clubhouse four years earlier. The updated racecourse sits on 325 acres, has a one and one-eighths (1 1/8) mile oval dirt track, a one-mile turf course and a five-eighths (5/8) mile training track. The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants. The backstretch consists of a stable area with 31 barns to accommodate approximately 2,030 horses. In February 2001, Arlington Park announced the construction of three new barns, a $3.0 million project, which will add 164 stalls and is expected to be completed during the second quarter of 2001. The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park

The Ellis Park racetrack and improvements, located in Henderson, Kentucky ("Ellis Park facility"), consist of approximately 230 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf course, permanent grandstands and a stabling area for 1,290 horses. The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

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

C.   SIMULCAST OPERATIONS

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities ("export"), and receiving signals from other tracks ("import"). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

Churchill Downs, Arlington Park and Calder Race Course conduct simulcast wagering only during live race meets, while Hollywood Park, Hoosier Park and Ellis Park offer year-round simulcast wagering. The Louisville Sports Spectrum primarily conducts simulcast wagering only when Churchill Downs is not operating a live race meet. The Indiana Sports Spectrums, Arlington Park's five OTBs and the Kentucky Off-Track Betting facilities conduct simulcast wagering year-round.

The Churchill Downs Simulcast Network ("CDSN"), the product content provider of the Company, will present 680 racing programs from our six racetracks to wagering outlets worldwide during 2001. The role of CDSN is to drive simulcast growth by marketing a superior simulcast product.

Louisville Sports Spectrum

The Louisville Sports Spectrum is located in Louisville, Kentucky, about seven miles from Churchill Downs. This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex which has state-of-the-art audio visual capabilities for pari-mutuel wagering. The Louisville Sports Spectrum provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Illinois Sports Spectrums

Arlington Park also operates five OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. Arlington Trackside is located on the Arlington Park property, Arlington in Rockford is located in Rockford, Illinois and consists of approximately 8.6 acres, and Quad Cities Betting Parlor is located in Moline, Illinois approximately 232.6 acres. Arlington Park also leases two OTBs. Arlington in Waukegan is located in Waukegan, Illinois and consists of approximately 25,000 square feet and Mud Bug OTB is located in Chicago, Illinois and consists of approximately 19,700 square feet.

Indiana Sports Spectrums

Hoosier Park owns and operates the Indiana Sports Spectrums, consisting of three OTBs providing a statewide distribution system for Hoosier Park's racing signal, and additional simulcast markets for our products. The Indiana Sports Spectrum at Merrillville, located about 30 miles southeast of Chicago, consists of approximately 27,300 square feet of space. The Indiana Sports Spectrum at Fort Wayne consists of approximately 15,750 square feet of space. A third Indiana Sports Spectrum is located in downtown Indianapolis where Hoosier Park leases approximately 24,800 square feet of space for the OTB.

Hoosier Park is continuing to evaluate sites for the location of a fourth Indiana Sports Spectrum facility. The state of Indiana has enacted legislation that requires a county's fiscal body to adopt an ordinance permitting OTBs before such a facility can be located in that county, which may require local voter approval. This legislation may affect Hoosier Park's ability to locate its fourth facility in certain counties.

Kentucky Off-Track Betting, LLC

In 1992, the Company and three other Kentucky Thoroughbred racetracks formed Kentucky Off- Track Betting, Inc., of which we are a 50% owner. In December 2000, Kentucky Off-Track Betting, Inc. converted into a limited liability company, Kentucky Off-Track Betting, LLC ("KOTB"). KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the track's consent and in no event closer than 50 miles to an existing track. Each OTB must first be approved by the Kentucky Racing Commission ("KRC") and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs' and Ellis Park's live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2000 and is not anticipated to have a substantial impact on operations in the future. Our investment in KOTB is not material to the Company's financial position or results of operations.

In-Home Wagering

Technological innovations have opened the distribution channels for live racing products to include in-home wagering. Television Games Network ("TVG"), affiliated with Gemstar- TV Guide International, Inc., offers high-quality live racing video signals in conjunction with its interactive television wagering system. We have entered into agreements to broadcast our racetrack simulcast products as part of TVG's programming content. This new network is anticipated to eventually offer 24-hour-a-day programming throughout the United States that will be primarily devoted to developing new fans for racing. In jurisdictions where lawful, in-home patrons of TVG can wager on our live races as well as other race signals. As the originator of the live racing signal, we will receive a simulcast fee on in-home wagers placed on our races.

In the past, the U.S. Justice Department has raised concerns whether interstate account wagering conducted through TVG's wagering hub would be legal under existing federal gambling laws. In addition, certain state attorneys general expressed concern over the legality of interstate account wagering. In December 2000, legislation was enacted amending the Interstate Horse Racing Act of 1978 ("IHA"). We believe this legislation clarifies that simulcasting and account wagering conducted by the racing industry is authorized under federal law, but the full scope of the legislation is still unclear. TVG-related revenues are not material to our operations.

D.   OTHER SOURCES OF REVENUE

In addition to revenues generated from commissions on pari-mutuel wagering, we also generate revenues from Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference to the information contained in the Notes to Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, included in Item 8 of this Report.

Riverboat Admissions Subsidy

To compensate for the adverse impact of riverboat competition, the horse industry in Indiana presently receives $0.65 per $3 admission to riverboats in the state. By IHRC rule we are required to allocate 70% of any revenue received from the subsidy directly for purse expenses, breed development and reimbursement of approved marketing costs. The balance, or 30%, is received by Hoosier Park as the only horse racetrack currently operating in Indiana. In November 1999, the Company and the IHRC agreed to a $6.8 million ceiling on Hoosier Park's share of the subsidy beginning in 2000. The ceiling represents an 8% decrease from the $7.4 million Hoosier Park earned for 1999. A more significant change in Hoosier Park's share of the subsidy, as a result of a possible second track approved in Indiana, would impact funding for operating expenditures, potentially reducing the number of race dates at Hoosier Park

The need for the subsidy may be diminished if pending legislation allowing pari-mutuel pull tabs at Hoosier Park and the Indianapolis Sports Spectrum passes both Indiana chambers. The legislation, which also eliminates the requirement that riverboat casinos cruise while gaming is conducted, was passed by the Indiana House of Representatives in January 2001 and is currently before the Senate. The legislation retains the 65-cents share of riverboat admissions going to the horse racing industry but phases out and caps the portion going to Hoosier Park. While this legislation protects Hoosier

Park from increased riverboat competition, it could have an adverse impact on our Kentucky operations if passed.

E.   LICENSES AND LIVE RACING DATES

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

We received approval from the KRC to conduct two live Thoroughbred racing meets at Churchill Downs from April 28 through July 8, 2001 ("Spring Meet"), and from October 28 through November 24, 2001 ("Fall Meet"), for a total of 76 days. Churchill Downs conducted live racing from April 29 through July 9, 2000, and from October 29 through November 25, 2000, for a total of 76 racing days, excluding the Breeders' Cup on November 4, 2000, compared to a total of 71 racing days in 1999. KRC approved a one week increase in Churchill Downs' Spring Meet during 2000, which was a reduction to Ellis Park's customary racing schedule.

The KRC also awarded Ellis Park approval to conduct live Thoroughbred racing from July 11 through September 3, 2001, for a total of 41 live racing days. Ellis Park conducted live racing from July 12 through September 4, 2000, for a total of 41 racing days compared to 61 racing days in 1999. The decrease of 20 live race dates for 2000 compared to 1999 is the result of reducing the live racing week from 6 days of live racing to 5 days of live racing and the movement of one week of live racing to Churchill Downs' Spring Meet to better utilize the operations of both racetracks. This change had a positive effect on our 2000 results.

In California, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved annually by the California Horse Racing Board based upon applications submitted by California racetracks. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Hollywood Park has been approved to conduct two live Thoroughbred race meets from April 20 through July 16, 2001 ("Spring/Summer Meet"), and from November 7 through December 17, 2001 ("Autumn Meet"), for a total of 97 live racing days. Hollywood Park conducted live racing during two live Thoroughbred race meets from April 28 through July 24, 2000 ("Spring/Summer Meet"), and from November 8 through December 24, 2000 ("Autumn Meet"), for a total of 100 days combined compared to 97 days of racing during 1999.

In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari- mutuel wagering facility. The DPW also approves annual licenses for Thoroughbred, Standardbred and Quarter Horse races. Calder Race Course received approval from the DPW to conduct two consecutive live Thoroughbred race meets from May 2 through November 3, 2001 ("Calder Meet"), and from November 4, 2001 through January 2, 2002 ("Tropical Meet"), for a total of 174 days of live racing. In 2000, Calder Race Course conducted live racing from May 23 through November 2, 2000, and from November 3, 2000 through January 2, 2001, for a collective total of 174 days of racing compared to 169 days during the 1999 live racing season, which included 2 days of racing in January 2000.

Tax laws in Florida historically discouraged the three Miami-area racetracks in Florida from applying for licenses for race dates outside of their traditional racing season. Effective July 1, 2001, a new tax structure will eliminate this deterrent. Accordingly, Calder Race Course may face direct competition from other Florida racetracks and may have the ability to increase live racing dates or lose live racing dates in the future.

At Arlington Park, an increase in wagering competition from non-horse racing sources such as casinos, riverboats and lotteries had an adverse impact on Arlington Park's operating results, such that in September 1997, Arlington announced the suspension of live racing and withdrew its application for Thoroughbred racing dates. In 1999, the Illinois Legislature amended the Illinois Horse Racing Act and the Illinois Gaming Act (collectively, the
"Legislation"). Provisions within the Legislation favorably altered the economics of racing in Illinois. As a result, Arlington Park applied to the Illinois Racing Board, and received, dates to host Thoroughbred racing in 2000. Arlington Park has been approved to conduct live Thoroughbred racing from June 13 through October 28, 2001, for a total of 102 live racing days compared to 103 days of live racing during 2000.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana licensed to conduct pari-mutuel wagering on live Standardbred, Quarter Horse or Thoroughbred racing and to participate in simulcasting. The IHRC has approved Hoosier Park to conduct live Standardbred racing from February 23 through August 22, 2001, and live Thoroughbred racing from September 7 through December 3, 2001, for a total of 193 live racing dates. Hoosier Park conducted live racing from April 7 through August 23, 2000, and from September 8 through December 3, 2000, for a combined total of 166 days of racing during 2000 compared to 167 total days of racing during 1999. Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races. The increase in the number of race dates in 2001 is anticipated to alleviate demands for a second track in that state.

In February 2001, the IHRC accepted an application for a Standardbred racetrack near Shelbyville, Indiana, about 50 miles from Hoosier Park. The IHRC is not expected to make a decision until May 2001. The addition of a second racetrack in Indiana could potentially impact Hoosier Park's share of the riverboat admissions revenue, create an increase in competition in the market and reduce the quality of racing. A reduction in Hoosier Park's live racing dates as a result of a second racetrack could also result in an adverse impact on long-term profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at any of our six racetracks could adversely impact our operations and earnings in future years.

F.   COMPETITION

North American bloodstock sales climbed again in 2000, continuing a trend that began in 1995. According to The Blood-Horse magazine, gross revenues for Thoroughbred weanlings, yearlings, juveniles and broodmares topped $1.0 billion in 2000 in North America for the first time in history. The increase in Thoroughbred sales is an indicator of a resurgence of the Thoroughbred breeding industry, reversing a trend of declines from 1986 to 1995. The increase in the number of Thoroughbreds enables racetracks to increase the number of horses participating in live racing.

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

We have successfully grown our live racing product and positioned ourselves to compete by strengthening our flagship operations, in anticipation of projected growth for in-home wagering simulcast markets, and geographically expanding our racing operations. We also continue to seek asset utilization strategies for our racetrack facilities as a means to develop those facilities into earning assets year-round.

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently six riverboat casinos operating on the Ohio River along Kentucky's border, including three in the southeastern Indiana cities of Lawrenceburg, Rising Sun, and Florence; one in southwestern Indiana in Evansville and one in Metropolis, Illinois. The sixth riverboat casino, licensed to RDI/Caesars, opened in November 1998 in Harrison County, Indiana, 10 miles from Louisville. We experienced some decreases in attendance and pari-mutuel wagering at the Churchill Downs Sports Spectrum ("Louisville Sports Spectrum") during 2000 as compared to 1998. However, we experienced an increase in pari-mutuel wagering on Churchill Downs races, including export simulcasting, during the same period. It is impossible to accurately determine the extent of the riverboat's impact on our business at these facilities. Other factors, such as unfavorable weather conditions, may also have had an impact.

In addition to those riverboats operating along the Ohio River, five riverboat casinos are located along the Indiana shore of Lake Michigan and four are situated in Illinois near Chicago. These riverboats have adversely impacted pari-mutuel wagering activities at our Merrillville, Indiana, Sports Spectrum.

Arlington Park also faces competition from state lotteries and riverboat casino operations in northeastern Illinois and northwestern Indiana. There are also Indian gaming operations in Wisconsin which have drawn from the Chicago market as well. Two additional gaming operations have been proposed in Wisconsin along the Illinois border. An additional Chicago riverboat operation is pending in Rosemont, Illinois, approximately 12 miles from Arlington Park. The increased competition from these additional gaming operations serving the Chicago market could adversely affect our revenues and profits.

Additionally, several Native American tribes in Florida have expressed interest in opening casinos in southern Florida, which could compete with Calder Race Course. Construction for a casino operated by the Seminole Tribe of Florida, located approximately 10 miles from Calder Race Course, began in January 2001 and is expected to be open during 2002. Also, the state of Michigan has approved a proposal by the Pokagon Band of the Potawatomi Indian Tribe to develop a casino in New Buffalo, Michigan, which is approximately 45 miles from our Merrillville facility. The development of these casinos may negatively impact pari-mutuel activities at our nearby facilities.

The potential integration of alternative gaming products at our racetrack facilities is one of our four core business strategies developed to position us to compete in this changing environment. We have successfully grown our live racing product by implementing our other core business strategies by strengthening our flagship operations, increasing our share of the interstate simulcast market and geographically expanding our racing operations in Kentucky, California, Florida, Illinois and Indiana. Alternative gaming in the form of video lottery terminals may enable us to more effectively compete with riverboat casinos and provide new revenue for purse money and capital investment.

G.   LEGISLATIVE CHANGES

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

The Kentucky General Assembly also enacted legislation that eliminates the excise tax on Breeders' Cup Championship Day wagering at any Kentucky track that hosts the event. This legislation is aimed at attracting the Breeders' Cup to Kentucky, and Churchill Downs, on a more frequent basis. On-track wagering for the 2000 Breeders' Cup Day at Churchill Downs totaled $13.6 million and generated excise taxes of approximately $475,000. This tax exemption will became effective January 1, 2001, and therefore did not apply to the 2000 Breeders' Cup at Churchill Downs. The exemption will continue if the Breeders' Cup returns to Kentucky within three years of the previously held event.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington's share of subsidies from the proposed Rosemont casino under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares. In January 2001, the Illinois Gaming Board ("IGB") denied a license application of Emerald Casino, Inc. to operate the Rosemont casino. The group has the option to appeal the decision. The IGB may also award the license to other applicants in the future.

Effective July 1, 2000, the Florida legislature passed a bill that provides the state's Thoroughbred industry approximately $4.5 million in annual pari-mutuel tax relief. Calder Race Course received approximately $1.8 million in additional revenues during 2000, of which two-thirds was allocated to the horsemen. These new monies provide resources for purse increases and enhancement of Florida-bred races. The legislation also allows the DPW to enter into compacts with other states for uniform licensing.

H.   ENVIRONMENTAL MATTERS

Hollywood Park received cease and desist orders from the California Regional Water Quality Control Board addressing storm water runoff and dry weather discharge issues. We retained an engineering firm to develop a plan for compliance and to construct certain drainage and waste disposal systems. The construction of the system is complete. As part of the 1999 asset acquisition of Hollywood Park, the seller agreed to indemnify us in the amount of $5.0 million for costs incurred in relation to the waste water runoff issue. Amounts under the indemnification have been expended and the ultimate cost to the Company was $1.7 million, which was incurred during 2000.

The septic system at our Ellis Park facility must be replaced with hook-up to city sewers. The cost of the hook-up is estimated by the City of Henderson, Kentucky to be $1.2 million. Ellis Park will seek partial reimbursement from the state of Kentucky. The project is estimated to be completed by November 2001.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville Sports Spectrum. In conjunction with this purchase, we withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1.0 million hold back had been utilized as of December 31, 2000 and additional costs of remediation have not yet been conclusively determined. The sellers have now received a reimbursement from the Commonwealth of Kentucky of $1.0 million for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.2 million, including interest on the escrow principal, remains in the account. The seller has submitted a Corrective Action Plan to the state and has reported to the state that all wells, with the exception of one, are "below action."Well-testing continues and the Kentucky Natural Resources and Environmental Protection Cabinet will consider the course of action to take. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

It is not anticipated that we will have any material liability as a result of compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

I.   SERVICE MARKS

We hold numerous state and federal service mark registrations on specific names and designs in various categories including entertainment business, apparel, paper goods, printed matter and housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

J.   EMPLOYEES

As of December 31, 2000, we employed approximately 1,500 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2000, average full-time and seasonal employment per pay period was approximately 3,500 individuals Company-wide.

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

The Kentucky Derby Museum is located on property which is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

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

                                    PART II

ITEM 6.        MARKET   FOR   REGISTRANT'S COMMON  EQUITY  AND  RELATED
               STOCKHOLDER MATTERS

Our common stock is traded on the National Association of Securities Dealers, Inc.'s National Market automated quotation system ("Nasdaq") under the symbol CHDN. As of March 14, 2001, there were approximately 3,420 shareholders of record.

The following table sets forth the high and low sale prices, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:


                    2000 - By Quarter                   1999 - By Quarter
                    -----------------                   -----------------

              1st     2nd      3rd      4th      1st      2nd      3rd      4th
            --------------------------------------------------------------------
High Sale   $29.00  $26.44   $26.00   $36.13   $40.88   $37.00   $34.50   $27.50
Low Sale    $21.00  $21.75   $21.50   $24.75   $25.00   $26.50   $21.19   $20.00

Dividend per share:                   $.50                                $.50

In July 1999, we issued 2,300,000 shares of common stock at a public offering price of $29 a share.

In September 2000, we issued 3,150,000 shares of common stock at a price of $16.28 related to the Arlington Park merger.

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6.        CONSOLIDATED SELECTED FINANCIAL DATA


(In thousands, expect per share data)
                              Years ended December 31,
                         2000        1999       1998       1997       1996
                       --------    --------   --------   --------   --------

Operations:

Net revenues           $362,016    $258,427   $147,300   $118,907   $107,859

Operating income        $46,578     $32,513    $17,143    $14,405    $12,315

Net earnings            $19,164     $14,976    $10,518     $9,148     $8,072


Basic net earnings
  per share               $1.77       $1.74      $1.41      $1.25      $1.08
Diluted net earnings
  per share               $1.75       $1.72      $1.40      $1.25      $1.08

Dividend paid per share
     Annual                $.50        $.50       $.50       $.25       $.25
     Special                 -           -          -        $.25       $.08


Balance Sheet Data at Period End:

Total assets           $470,004    $398,046   $114,651    $85,849    $80,729

Working capital surplus
  (deficiency)         $(31,507)       $800    $(7,791)   $(8,032)  $(10,789)

Long-term debt         $158,040    $181,450    $13,665     $2,713     $2,953

Other Data:

Shareholders' equity   $202,485    $138,121    $65,231    $53,393    $47,781

Shareholders' equity
  per share              $15.55      $14.02      $8.67      $7.30      $6.54

Additions to racing
plant and equipment,
exclusive of business
acquisitions            $22,419     $12,083     $3,524     $4,568     $2,571


Earnings, dividend and shareholders' equity per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information set forth in this discussion and analysis contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe,"
"could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operatons in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion together with the financial statements and other financial information included in the report.

General Information About Our Business

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Hollywood Park, a Thoroughbred racetrack in Inglewood, California, Arlington Park, a pari-mutuel horse racing operation in Arlington Heights, Illinois, Calder Race

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Course, a Thoroughbred racetrack in Miami, Florida, and Ellis Park, a Thoroughbred racetrack in Henderson, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

Because of the seasonal nature of our business and recent acquisitions and merger activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and the Kentucky Oaks are run.

Our revenues are generated from commissions on pari-mutuel wagering at our racetracks and off-track betting facilities, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities and nine separate OTBs, which are included in their respective racetracks, during the years ended December 31, 2000 and 1999 is as follows ($ in thousands):

                        Churchill                 Calder
                          Downs     Hollywood      Race    Arlington   Hoosier     Ellis
                        Racetrack     Park*       Course*     Park*      Park      Park
                        ---------   ----------   --------  ---------   --------   --------

Live racing
     2000 handle         $129,618     $203,593   $186,439   $ 65,679    $15,505    $16,686
     2000 no. of days          76          100        174        103        166         41
     1999 handle         $125,258     $198,683   $183,439         -     $15,888    $19,790
     1999 no. of days          71           97        169         -         167         61

Export simulcasting
     2000 handle         $537,704     $756,400   $523,140   $267,432    $91,670   $102,512
     2000 no. of days          76          100        174        103        166         41
     1999 handle         $459,545     $730,479   $489,519         -     $68,994   $159,964
     1999 no. of days          71           97        169         -         167         61

Import simulcasting
     2000 handle         $105,419     $234,956         -    $410,751   $136,620    $38,281
     2000 no. of days         227          175         -       1,820      1,218        316
     1999 handle         $121,160     $228,556         -    $285,893   $139,379    $38,040
     1999 no. of days         234          175         -       1,820      1,205        290
     Number of OTBs             1           -          -           5          3         -
Totals
     2000 handle         $772,741   $1,194,949   $709,579   $743,862   $243,795   $157,479
     1999 handle         $705,963   $1,157,718   $672,958   $285,893   $224,261   $217,794


     * Pari-mutuel wagering information is provided for years ended December 31, 2000 and 1999. Although the summary reflects handle for the full year, only revenues generated since the subsidiaries' acquisition and merger dates have been included in the Company's results of operations.

     Arlington Park did not open for live racing during 1999, however, off-track betting facilities remained open for import simulcasting.

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues

Net revenues increased $103.6 million (40%) from $258.4 million in 1999 to $362.0 million in 2000. Churchill Downs racetrack revenues increased $7.1 million due primarily to $4.4 million of increased pari-mutuel wagering as a result of having an additional week of live racing, which was transferred from Ellis Park. In addition, Churchill Downs racetrack had increases in corporate sponsor event ticket prices, admissions and seat revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Arlington Park contributed $14.8 million to 2000 net revenues. Hollywood Park revenues increased $75.1 million to $105.6 million in 2000 from $30.5 million in 1999 and Calder Race Course revenues increased $5.1 million to $77.5 million in 2000 from $72.4 million in 1999 due to the timing of the 1999 acquisitions. The Arlington Park merger was completed in the third quarter of 2000, Hollywood Park was acquired in the third quarter of 1999 and Calder Race Course was acquired in the second quarter of 1999. The remaining increase recorded in other investments represents the $5.8 million Arlington Park management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8, 2000.

Operating Expenses

Operating expenses increased $80.2 million (39%) from $207.4 million in 1999 to $287.6 million in 2000 primarily as a result of $13.1 million of operating expenses of Arlington Park, incurred subsequent to the merger, and increases in Hollywood Park and Calder Race Course operating expenses of $60.2 million and $6.0 million, respectively, due to the timing of the acquisitions.

Gross Profit

Gross profit increased $23.3 million (46%) from $51.1 million in 1999 to $74.4 million in 2000. The increase in gross profit was primarily the result of the acquisition of Hollywood Park, the merger with Arlington Park and the increase in gross profit for Churchill Downs racetrack due to an increase in the number of live race days and record attendance on Kentucky Oaks and Kentucky Derby days. The Arlington Park management fee also contributed to the increased gross profit for 2000.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $9.3 million (50%) from $18.5 million in 1999 to $27.8 million in 2000. SG&A expenses at Churchill Downs corporate increased $3.3 million due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The 1999

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisitions of Calder Race Course and Hollywood Park resulted in increases of $1.3 million and $3.1 million, respectively. In addition, Arlington Park had expenses of $2.8 million during 2000.

Other Income and Expense

Interest expense increased $7.0 million from $7.8 million in 1999 to $14.8 million in 2000 primarily as a result of borrowings to finance the acquisitions of Calder Race Course and Hollywood Park during 1999 resulting in a full year of interest expense on the borrowings during 2000. We received $2.5 million as a result of Centaur Racing, LLC's performance under an agreement to sell an additional 26% interest in Hoosier Park. These funds were subsequently expensed to set up Churchill Downs Foundation, Inc., a non-profit private charitable foundation pursuant to section 501(c)(3) of the Internal Revenue Code for the purpose of funding future contributions to qualifying charitable, civic and community causes in locations where we do business.

Income Tax Provision

The Company's effective income tax rate declined from 42.1% in 1999 to 41.2% in 2000 primarily as a result of the reduced impact of non-deductible expenses.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Revenues

Net  revenues  increased  $111.1  million  (75%) from $147.3  million in 1998 to
$258.4 million in 1999. Calder Race Course contributed $72.4 million and Hollywood Park contributed $30.5 million to the increase in 1999 net revenues. Churchill Downs revenues increased $1.5 million due primarily to an increase in corporate sponsor event ticket prices, admissions and seat revenue, concessions, and program revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Hoosier Park revenues increased $3.5 million primarily due to increased simulcasting revenues and a $2.0 million increase in the riverboat gross admissions subsidy of which a portion was required to be spent on purses and marketing expenses. Net revenues for Ellis Park for 1999 increased $2.3 million primarily due to the timing of the 1998 acquisition and increased pari-mutuel wagering revenue for 1999. Other operations, which include Charlson Broadcast Technologies, LLC ("CBT") and Kentucky Horse Center, comprised the remaining $0.9 million of the increase.

Operating Expenses

Operating expenses increased $88.4 million (74%) from $119.0 million in 1998 to $207.4 million in 1999, including Calder Race Course and Hollywood Park operating expenses of $54.4 million and $26.5 million, respectively. Churchill Downs operating expenses increased $1.9 million. Hoosier Park operating expenses increased $2.8 million due primarily to increases in purses payable consistent with the increase in pari-mutuel revenue and an increase in required purses and marketing expenses related to the riverboat admissions subsidy. Ellis Park operating expenses increased $2.8 million during 1999 as compared to expenses after the acquisition date of April 21, 1998 for the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $7.4 million (66%) from $11.2 million in 1998 to $18.6 million in 1999. Calder Race Course and Hollywood Park added $2.4 million and $1.5 million, respectively, and the inclusion of Ellis Park during all of 1999 contributed $0.2 million of the increase. SG&A expenses at Churchill Downs racetrack and corporate expenses increased $1.7 million due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. Other operations accounted for the remaining $1.6 million of the increase in SG&A expenses.

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

Significant Changes in the Balance Sheet December 31, 2000 to December 31, 1999

Restricted cash increased $9.0 million due to the current period separate classification of restricted assets. Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net plant and equipment increased $67.9 million primarily as a result of the merger with Arlington Park. Additional increases were due to routine capital spending at our operating units offset by current year depreciation expense and the sale of the Kentucky Horse Center assets during the second quarter of 2000.

Accounts payable increased $15.4 million primarily due to the merger with Arlington Park. In addition, there were increases in purses payable and other expenses related to simulcast wagering for Churchill Downs racetrack and Hoosier Park.

Accrued expenses increased $11.5 million primarily due to the merger with Arlngton Park.

Internally generated funds in 2000 enabled us to reduce our long-term debt by $25.2 million, from $180.9 million to $155.7 million.

Common stock increased by $51.6 million primarily due to the issuance of 3.15 million shares of common stock to complete the merger with Arlington Park during the third quarter of 2000.

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

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The change in working capital between December 31, 2000 and 1999 is a result of the Arlington merger as well as the use of internally generated funds to reduce long term debt. Cash flows provided by operations were $27.2 million, $39.7 million and $10.8 million for years ended December 31, 2000, 1999 and 1998, respectively. The net decrease in cash provided by operations as compared to 1999 was primarily a result of current period separate classification of restricted assets which represent refundable deposits and amounts due to horsemen for purses, stakes and awards. The increase in depreciation and amortization is primarily due to the timing of the acquisitions of Calder Race Course and Hollywood Park and the merger of Arlington Park. Management believes cash flows from operations and available borrowings during 2001 will be sufficient to fund our cash requirements for the year.

Cash flows used in investing activities were $17.5 million, $240.4 million and $20.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. We used $22.4 million during 2000 for capital spending at our facilities including $3.0 million for completion of the expansion of Churchill Downs' main entrance and corporate offices. Cash used for 1999 business acquisitions consisted of $142.5 million for the acquisition of Hollywood Park during the third quarter, $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter.

Cash flows (used in) provided by financing activities were $(28.0) million, $223.3 million and $7.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from operations were used to reduce borrowings on our line of credit in 2000. Cash provided by financing activities in 1999 and 1998 were used to finance the aforementioned acquisitions.

We have a $250 million line of credit under a revolving loan facility, of which $153.2 million was outstanding at December 31, 2000. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

                     CHURCHILL DOWNS INCORPORATED
ITEM 7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Significant Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), as amended by SFAS 137 and SFAS 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The only derivatives typically used by the Company are interest rate swaps. Management anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or financial position.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

               At December 31, 2000, we had $153.2 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.5 million.

               In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the December 31, 2000, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and
financial   statement  schedule  are  the  responsibility  of  management;   our
responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


\s\ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
February 27, 2001

                          CHURCHILL DOWNS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                 (in thousands)



                        ASSETS              2000        1999        1998
                                            ----        ----        ----
Current assets:
  Cash and cash equivalents               $ 10,807    $ 29,060    $  6,380
  Restricted cash                            9,006          -           -
  Accounts receivable                       32,535      24,279      11,968
  Other current assets                       2,932       2,751       1,049
                                          ---------   ---------   ---------
    Total current assets                    55,280      56,090      19,397

Other assets                                 8,116       4,740       3,796
Plant and equipment, net                   342,767     274,882      83,088
Intangible assets, net                      63,841      62,334       8,370
                                          ---------   ---------   ---------
                                          $470,004    $398,046    $114,651
                                          =========   =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $ 38,396    $ 23,012    $  6,381
  Accrued expenses                          27,115      15,603       8,248
  Dividends payable                          6,508       4,927       3,762
  Income taxes payable                       1,091         336         258
  Deferred revenue                          11,353      10,860       8,412
  Long-term debt, current portion            2,324         552         127
                                          ---------   ---------   ---------
    Total current liabilities               86,787      55,290      27,188

Long-term debt                             155,716     180,898      13,538
Other liabilities                            9,837       8,263       1,756
Deferred income taxes                       15,179      15,474       6,938
Commitments and contingencies                   -           -           -
Shareholders' equity:
  Preferred stock, no par value;
    250 shares authorized; no shares issued     -           -           -
  Common stock, no par value; 50,000 shares
    authorized;  issued: 13,019 shares in
    2000; 9,854 shares in 1999; and 7,525
    shares in 1998                         123,227      71,634       8,927
  Retained earnings                         79,323      66,667      56,599
  Note receivable for common stock             (65)        (65)        (65)
  Deferred compensation costs                   -         (115)       (230)
                                          ---------   ---------   ---------
                                           202,485     138,121      65,231
                                          ---------   ---------   ---------
                                          $470,004    $398,046    $114,651
                                          =========   =========   ---------

     The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            Years ended December 31,
                      (in thousands, except per share data)




                                         2000        1999        1998
                                         ----        ----        ----

Net  revenues                          $362,016    $258,427    $147,300

Operating expenses:
  Purses                                128,982      97,585      50,193
  Other direct expenses                 158,624     109,783      68,788
                                       ---------   ---------   ---------
                                        287,606     207,368     118,981
                                       ---------   ---------   ---------

    Gross profit                         74,410      51,059      28,319

Selling, general and administrative
  expenses                               27,832      18,546      11,176
                                       ---------   ---------   ---------

    Operating income                     46,578      32,513      17,143
                                       ---------   ---------   ---------

Other income (expense):
  Interest income                         1,023         847         680
  Interest expense                      (14,848)     (7,839)       (896)
  Miscellaneous, net                       (166)        334         342
                                       ---------   ---------   ---------
                                        (13,991)     (6,658)        126
                                       ---------   ---------   ---------

Earnings before provision for income
  taxes                                  32,587      25,855      17,269

Provision for income taxes              (13,423)    (10,879)     (6,751)
                                       ---------   ---------   ---------

Net earnings                           $ 19,164    $ 14,976    $ 10,518
                                       =========   =========   =========

Earnings per common share data:
     Basic                                $1.77       $1.74       $1.41
     Diluted                              $1.75       $1.72       $1.40

Weighted average shares outstanding:
     Basic                               10,849       8,598       7,460
     Diluted                             10,940       8,718       7,539

     The accompanying notes are an integral part of the consolidated financial statements.

                                      CHURCHILL DOWNS INCORPORATED
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              Years ended December 31, 2000, 1999 and 1998
                                 (in thousands, except per share data)



                                                                  Note       Deferred
                                 Common    Stock     Retained   Receivable  Compensation
                                 Shares    Amount    Earnings  Common Stock    Costs       Total
Balances December 31, 1997        7,317   $  3,615   $49,843        $ (65)         -      $ 53,393

Net earnings                                          10,518                                10,518

Deferred compensation                          344                              $  (344)        -

Deferred compensation
  amortization                                                                      114        114

Issuance of common stock at
  $24.25 per share in conjunction
  with RCA acquisition              200      4,850                                           4,850

Issuance of common stock for
  employee benefit plans              8        118                                             118

Cash dividends, $.50 per share                        (3,762)                               (3,762)
                                 ------   --------   --------   ----------  ------------  ---------

Balances December 31, 1998        7,525      8,927    56,599          (65)        (230)     65,231

Net earnings                                          14,976                                14,976

Deferred compensation
  amortization                                                                      115        115

Issuance of common stock at
  $29.00 per share                2,300     62,122                                          62,122

Issuance of common stock for
  employee benefit plans             29        585        19                                   604

Cash dividends, $.50 per share                        (4,927)                               (4,927)
                                 ------   --------   --------   ----------  ------------  ---------

Balances December 31, 1999        9,854     71,634    66,667          (65)        (115)    138,121

Net earnings                                          19,164                                19,164

Deferred compensation
  amortization                                                                     115         115

Issuance of common stock at
  $16.28 per share in conjunction
   with Arlington merger          3,150     51,290                                          51,290

Issuance of common stock for
  employee benefit plans             15        303                                             303

Cash dividends, $.50 per share                        (6,508)                               (6,508)
                                 ------   --------   --------   ----------  ------------  ---------

Balances December 31, 2000       13,019   $123,227   $79,323        $ (65)      $    -    $202,485
                                 ======   ========   ========   ==========  ============  =========

     The accompanying notes are an integral part of the consolidated financial statements.
                                       31

                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                        (in thousands)

                                                2000        1999        1998
                                              ---------   ---------   --------
Cash flows from operating activities:
  Net earnings                                $  19,164   $  14,976   $ 10,518
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
    Depreciation and amortization, includes
      amortization of loan origination costs
      classified as interest expense of $609
      in 2000 and $463 in 1999                   17,286      11,306      5,744
    Deferred income taxes                          (275)       (502)      (121)
    Deferred compensation                           115         115        114
    Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
      Restricted cash                            (9,006)         -          -
      Accounts receivable                         9,312      (8,971)    (2,973)
      Other current assets                          (32)     (1,119)      (293)
      Accounts payable                           (2,474)     15,837     (2,211)
      Accrued expenses                           (2,220)      2,932        386
      Income taxes payable                          755          98         71
      Deferred revenue                           (4,631)       (231)       758
      Other assets and liabilities                 (783)      5,291     (1,177)
                                              ----------  ----------  ---------
        Net cash provided by operating
        activities                               27,231      39,732     10,816
                                              ----------  ----------  ---------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired
    of $4,200 in 1999 and $517 in 1998               -     (228,303)   (17,232)
  Proceeds from the sale of Training Facility
    assets                                        4,969          -          -
  Additions to plant and equipment, net         (22,419)    (12,083)    (3,524)
                                              ----------  ----------  ---------
    Net cash used in investing activities       (17,450)   (240,386)   (20,756)
                                              ----------  ----------  ---------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net      2,487      (1,295)      (140)
  Borrowings on bank line of credit             146,618     269,500     22,000
  Repayments of bank line of credit            (172,515)   (102,500)   (11,000)
  Payment of loan origination costs                  -       (2,867)      (280)
  Payment of dividends                           (4,927)     (3,762)    (3,658)
  Capital contribution by minority interest in
    subsidiary                                       -        1,551         -
  Common stock issued                               303      62,707        118
                                              ----------  ----------  ---------
    Net cash (used in) provided by financing
      activities                                (28,034)    223,334      7,040
                                              ----------  ----------  ---------

Net (decrease) increase in cash and cash
  equivalents                                   (18,253)     22,680     (2,900)
Cash and cash equivalents, beginning of period   29,060       6,380      9,280
                                              ----------  ----------  ---------
Cash and cash equivalents, end of period      $  10,807   $  29,060   $  6,380
                                              ==========  ==========  =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                    $  13,794   $   6,858   $    497
  Income taxes                                $  13,117   $  10,796   $  7,130
Schedule of Non-cash Activities:
  Issuance of common stock related to
    merger with Arlington Park                $  51,291          -          -
  Issuance of common stock related to the
    acquisition of RCA                               -           -    $  4,850

  Invoicing for future events                 $   4,706   $   2,678   $    678
  Plant & equipment additions included in
    accounts payable                          $     292   $     502   $     95
  Compensation expense                               -           -    $    344

     The accompanying notes are an integral part of the consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

1.   Basis of Presentation and Summary of Significant Accounting Policies
     --------------------------------------------------------------------

     Basis of Presentation

     Churchill Downs Incorporated (the "Company") conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, California, Florida and Illinois. In addition, the Company, through its subsidiary Hoosier Park L.P. ("Hoosier Park"), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. The Company's Kentucky,
     California,  Florida,   Illinois  and  Indiana  operations  are subject to
     regulation  by the racing  commissions of the respective states.

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs California Company d/b/a Hollywood Park("Hollywood Park"), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at
     Calder  Race  Course  ("Calder  Race  Course"),  Arlington   International
     Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc.(collectively referred to as "Arlington Park"), Ellis Park Race Course, Inc. ("Ellis Park"), Churchill Downs Management Company ("CDMC"), Churchill Downs Investment Company ("CDIC") and Anderson Park
     Inc. ("Anderson"), and  its majority-owned   subsidiary,   Hoosier   Park,
     and   Charlson   Broadcast  Technologies,  LLC  ("CBT").   All  significant
     intercompany  balances   and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

1.   Basis of Presentation and Summary of Significant Accounting
     -----------------------------------------------------------
     Policies(cont'd)
     ---------

     Plant and Equipment

     Plant and equipment are recorded at cost. Depreciation is calculated using the straight-line and accelerated methods over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

     Intangible Assets

     Amortization of the cost of acquisitions in excess of fair value of assets acquired, the Indiana racing license and the Arlington Park trademarks are provided over 40 years using the straight-line method. Loan origination costs on the Company's line of credit are being amortized under the effective interest method over 60 months, the term of the loan. The intangible asset relating to the Illinois Horse Race Equity fund will not be amortized until revenues relating to the intangible are recongnized.

     Long-lived Assets

     In the event thatfacts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets' carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Interest Rate Swaps

     The Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The differential between the fixed interest rate paid and the variable interest rate received under the interest rate swap contracts is recognized as an adjustment to interest expense in the period in which the differential occurs. Differential amounts incurred under the rate swap contracts but not settled in cash at the end of a reporting period are recorded as receivables or payables in the balance sheet. Any gains or losses realized on the early termination of interest rate swap contracts are deferred and amortized as an adjustment to interest expense over the emaining term of the underlying debt instrument.

     Deferred Revenue

     Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

1.   Basis of Presentation and Summary of Significant Accounting
     -----------------------------------------------------------
     Policies (cont'd)
     ---------

     Stock-Based Compensation

     The Company accounts or stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123 "Accounting for Stock-based Compensation" pro forma disclosure of net earnings and earnings per share are presented in Note 10 as if SFAS No. 123 had been applied.

     Reclassifications

     Certain financial statement amounts have been reclassified in the prior years to conform to current year presentation.

2.   Acquisitions and Other Transactions
     -----------------------------------

     On September 8, 2000, three of the Company's wholly owned subsidiaries merged with Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. (collectively referred to as "Arlington Park"). The Company issued 3.15 million shares of its common stock, with a fair value of $51.3 million, to Duchossois Industries, Inc. ("DII") and could issue up to an additional 1.25 million shares of common stock dependent upon the opening of the riverboat casino at Rosemont, Illinois, and the amount of subsidies received by Arlington as a result thereof. For this purpose, the purchase price was recorded based upon the fair value of shares issued to DII at the announcement of the mergers on June 23, 2000, plus approximately $2.2 million in merger-related costs. The acquired tangible and intangible assets of $87.7 million and assumed liabilities of $34.1 million of Arlington Park were recorded at their estimated fair values on the merger date. The allocation of the purchase price may require adjustment in the Company's future financial statements based on a final determination of the fair value of certain liabilities assumed in the merger. The Company also received $5.8 million in management fees related to the Arlington Park management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8,2000. The merger was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Arlington Park have been included in the Company's consolidated financial statements since the date of merger.

     On April 21, 2000, Keeneland Association, Inc. purchased the Company's Thoroughbred training and boarding facility known as Kentucky Horse Center for a cash payment of $5.0 million, which approximated its carrying value.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

2.   Acquisitions and Other Transactions (cont'd)
     -----------------------------------

     On September 10, 1999, the Company acquired the assets of the Hollywood Park and the Hollywood Park Casino in Inglewood, California, including approximately 240 acres of land upon which the racetrack and casino are located, for a purchase price of $140.0 million plus approximately $2.5 million in transaction costs. The Company leases the Hollywood Park Casino to the seller under a 10-year lease with one 10-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The entire purchase price of $142.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date. The acquisition was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Hollywood Park have been included in the Company's consolidated financial statements since the date of acquisition.

     On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corp. for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. The purchase price, including additional costs, of $89.5 million was allocated to the acquired tangible and intangible assets of $103.9 million and assumed liabilities of $14.4 million based on their fair values on the acquisition date with the excess of $49.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company's consolidated financial statements since the date of acquisition.

     On April 21, 1998, the Company acquired from TVI Corp. ("TVI") all of the outstanding stock of Racing Corporation of America ("RCA"). As part of the transaction, TVI received 0.2 million shares of the Company's common stock valued at $4.9 million with the remaining balance of $17.1 million paid from cash on hand and a draw on the Company's bank line of credit. The purchase price of $22.6 million, including $0.6 million in transaction costs was allocated to acquired tangible and intangible assets of $23.8 million and assumed liabilities of $7.9 million based on their fair values on the acquisition date with the excess of $6.7 million being recorded as goodwill which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the results of operations of RCA subsequent to April 20, 1998, are included in the Company's consolidated results of operations.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

2.   Acquisitions and Other Transactions (cont'd)
     -----------------------------------

     Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park, the September 10, 1999 acquisition of Hollywood Park, the July 20, 1999 stock issuance and the April 23, 1999 acquisition of Calder Race Course all had occurred on January 1,1999:

                                                 December 31,
                                           2000                 1999
                                           ----                 ----
        Net revenues                     $425,077             $357,284
        Net earnings                      $18,556              $14,222
        Earnings per common
        share:
          Basic                           $1.43                $1.10
          Diluted                         $1.42                $1.09
        Weighted average shares
        outstanding:
          Basic                           13,015               12,983
          Diluted                         13,106               13,103

     This  unaudited  pro  forma   financial  information  is  not  necessarily
     indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

3.   Plant and Equipment
     -------------------

     Plant and equipment is comprised of the following:


                                          2000          1999          1998
                                          ----          ----          ----
        Land                            $132,034      $ 98,445      $ 7,632
        Grandstands and buildings        191,172       167,648       73,377
        Equipment                         23,703        15,845        4,979
        Furniture and fixtures            20,342         8,057        5,341
        Tracks and other
             improvements                 44,927        40,271       37,998
        Construction in process            2,439         2,411          249
                                       ---------     ---------     --------
                                         414,617       332,677      129,576
        Accumulated depreciation         (71,850)      (57,795)     (46,488)
                                        ---------     ---------     --------
                                        $342,767      $274,882      $83,088
                                        =========     =========     ========

     Depreciation expense was approximately $14,917, $9,506, and $5,490 for the years ended December 31, 2000, 1999 and 1998.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

4.   Intangibles assets
     ------------------

     The Company's intangible assets are comprised of the following:


                                                     2000      1999      1998
                                                     ----      ----      ----
     Cost of acquisitions in excess of fair value
       of net assets acquired                       $59,433   $59,433   $6,449
     Illinois Horse Race Equity Fund                  3,307        -         -
     Arlington Park trademarks                          494        -         -
     Indiana racing license                           2,085     2,085    2,085
     Loan origination costs                           3,076     3,076      280
                                                   ---------  --------  -------
                                                     68,395    64,594    8,814
     Accumulated amortization                        (4,554)   (2,260)    (444)
                                                    --------  --------  -------
                                                    $63,841   $62,334   $8,370
                                                    ========  ========  =======

     Amortization expense related to the loan origination costs of $609 and $463 for the years ended December 31, 2000 and 1999 is classified as interest expense. Amortization expense for other intangibles of approximately $1,760, $1,353 and $253 for the years ended December 31, 2000, 1999 and 1998 is classified in operating expenses.

5.   Income Taxes
     ------------

     Components of the provision for income taxes are as follows:


                                                     2000       1999     1998
                                                     ----       ----     ----
          Currently payable:
               Federal                              $11,347   $ 9,528   $5,795
               State & local                          2,374     1,853    1,077
                                                    --------  --------  -------
                                                     13,721    11,381    6,872
                                                    --------  --------  -------
          Deferred:
               Federal                                 (246)     (439)      46
               State & local                            (52)      (63)       6
                                                    --------  --------  -------
                                                       (298)     (502)      52
                                                    --------  --------  -------
          Reversal of valuation allowance                -         -      (173)
                                                    --------  --------  -------
                                                    $13,423   $10,879   $6,751
                                                    ========  ========  =======

     The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                                     2000      1999      1998
                                                     ----      ----      ----

        Federal statutory tax on
          earnings before income tax                $11,405    $9,049   $5,942
        State income taxes, net of
          federal income tax benefit                  1,502     1,154      747
        Permanent differences and other                 516       676      235
        Reversal of valuation allowance                  -         -      (173)
                                                    -------   -------   -------
                                                    $13,423   $10,879   $6,751
                                                    =======   =======   =======

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

5.   Income Taxes (cont'd)
     ------------

        Components of the Company's deferred tax assets and liabilities are as follows:


                                                     2000       1999     1998
                                                     ----       ----     ----
     Deferred tax liabilities:
       Property & equipment in excess
         of tax basis                               $15,419   $16,288   $7,805
     Racing license in excess of tax basis              650       650      650
     Other                                              189        66       -
                                                    -------   -------   ------
         Deferred tax liabilities                    16,258    17,004    8,455
                                                    -------   -------   ------

     Deferred tax assets:
       Supplemental  benefit plan                       372       337      316
       State net operating loss carryforwards            -        638      857
       Allowance for uncollectible receivables          404       345       87
       Other                                            926       830      437
                                                    -------   -------   ------
         Deferred tax assets                          1,702     2,150    1,697
                                                    -------   -------   ------

       Net deferred tax liability                   $14,556   $14,854   $6,758
                                                    =======   =======   ======

     Income taxes are classified in the balance sheet as follows:

       Net non-current deferred tax liability       $15,179   $15,474   $6,938
       Net current deferred tax asset                  (623)     (620)    (180)
                                                    --------  --------  -------
                                                    $14,556   $14,854   $6,758
                                                    ========  ========  =======

6.   Shareholders' Equity
     --------------------

     On September 8, 2000, the Company issued 3.15 million shares of the Company's common stock to DII in conjunction with the Arlington Park merger.

     On July 20, 1999 the Company issued 2.3 million shares of the Company's common stock at a price of $29 per share. The total proceeds net of offering expenses was $62.1 million, and was used for the repayment of bank borrowings.

     On March 19, 1998, the Company's Board of Directors authorized a 2-for-1 stock split of its common stock effective March 30, 1998. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

     On March 19,1998, the Company's Board of Directors approved a stockholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company's common stock. This plan expires on March 19, 2008.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

7.   Employee Benefit Plans
     ----------------------

     The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee's annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year end discretionary match not to exceed 4%. The Company's contribution to the plan for the years ended December 31, 2000, 1999 and 1998 was approximately $840, $819 and $806 respectively.

     The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky and several other collectively-bargained retirement plans which are administered by unions. Contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,706, $665 and $258, respectively. The Company's policy is to fund this expense as accrued.

     The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 2000, 1999 and 1998 was approximately $87, $55 and $55, respectively.

8.   Long-Term Debt
     --------------

     The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 7.94% on the outstanding balance at December 31, 2000. There was $153.2 million outstanding on the line of credit at December 31, 2000 compared to $178.0 million and $11.0 million outstanding at December 31, 1999 and
     1998, respectively. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

     The Company has entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. The Company has also entered into a contract which pays a fixed interest rate of 6.40% on a notional amount of $30.0 million and matures in November 2002. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

8.   Long-Term Debt (cont'd)
     --------------

     On May 31, 1996, the Company entered into a Partnership Interest Purchase Agreement with Conseco, LLC ("Conseco") for the sale of 10% of the Company's partnership interest in Hoosier Park to Conseco. The transaction also included assumption by Conseco of a loan to the Company of approximately $2.6 million, of which the balance is $2.4 million at December 31, 2000. The loan requires interest of prime plus 2% (11.5% at December 31, 2000) payable monthly with principal due November 2004. The note is collateralized by 10% of the assets of Hoosier Park.

     During 2000 the Company entered into a short-term note payable which expires in April 2001, bears interest at approximately prime, and is secured by a blanket lien on CBT's assets. There was $2.0 million outstanding on the note payable at December 31, 2000.

     Future aggregate maturities of long-term debt are as follows:


                                2001      $  2,324
                                2002           157
                                2003            17
                                2004       155,542
                                          --------
                                          $158,040

9.   Operating Leases
     ----------------

     The Company has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located and an operating lease for the Indianapolis off-track betting facility ("OTB"). The Anderson lease expires in 2003, with an option to extend the lease for three additional ten year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues.

     The Company also has a long term operating lease agreement for land in Arlington Heights, Illinois on which the backside facilities of Arlington Park are located and two operating lease agreements for Arlington Park OTBs. The Arlington lease expires in 2010 with an option to purchase, the Mud Bug OTB lease expires in 2006 with an option to extend the lease for an additional five years and the Waukegan OTB lease expires in 2003, with an option to purchase.

     The Company also leases certain totalisator and audio/visual equipment and services as well as land and facilities. The Company's total rent expense for all operating leases was approximately $7,629, $6,832 and $4,022 for the years ended December 31, 2000, 1999 and 1998. Total annual rent expense for contingent lease payments was approximately $6,991, $6,287 and $3,942 for the years ended December 31, 2000, 1999 and 1998.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

9.   Operating Leases (cont'd)
     ----------------

     Future minimum operating lease payments are as follows:


                                 Minimum Lease
                                   Payment
                                   -------
                     2001          $ 1,856
                     2002            1,725
                     2003            1,485
                     2004            1,270
                     2005            1,251
                  Thereafter         4,082
                                   -------
                                   $11,669

10.  Stock-Based Compensation Plans
     ------------------------------

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

     The Company is authorized to issue up to 600 shares and 400 shares of common stock (as adjusted for the stock split) under the 97 Plan and 93 Plan, respectively, pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

     Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 2000, 1999 and 1998. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)
     ------------------------------

     A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:


                                    2000                    1999                      1998
                          ----------------------   ----------------------   ----------------------
                            Weighted                 Weighted                 Weighted
                          # of Shares   Average    # of Shares   Average    # of Shares   Average
                           Underlying   Exercise   Underlying    Exercise   Underlying    Exercise
                             Options     Prices      Options      Prices      Options      Prices
     Outstanding at beginning
       of the year             600       $21.62        478        $20.86        426        $19.45
     Granted                   179       $27.60        154        $23.70         52        $32.50
     Exercised                   4       $19.56         22        $19.30         -             -
     Canceled                    -           -          -             -          -             -
     Forfeited                   2       $30.24         10        $22.53         -             -
     Expired                     -          -          -             -           -             -
     Outstanding at end
       of year                 773       $22.98        600        $21.62        478        $20.86
     Exercisable at
       end of year             393       $19.46        311        $19.09        248        $21.02
     Weighted-average fair value per
       share of options granted
       during the year                   $15.32                   $12.01                   $10.42

     The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend yields ranging from 1.40% to 1.83%; risk- free interest rates are different for each grant and range from 5.05% to 6.76%; and the expected lives of options are different for each grant and range from approximately 6.5 to 9.3 years, and expected volatility rates of 55.23%, 43.74%, and 24.86% for years ending December 31, 2000, 1999 and 1998.

     The  following  table   summarizes   information   about  stock  options
     outstanding at December 31, 2000:

                                    Options Outstanding                    Options Exercisable
                       ----------------------------------------------  ----------------------------
                         Number     Weighted Average     Weighted        Number       Weighted
     Range of          Outstanding     Remaining          Average      Exercisable      Average
     Exercise Prices   at 12/31/00  Contributing Life  Exercise Price  at 12/31/00   Exercise Price
     ---------------- ------------  -----------------  --------------  ------------  --------------
     $13.40 to $16.75        18           4.5              $15.75            18         $15.75
     $16.76 to $20.10       273           5.2              $18.93           273         $18.93
     $20.11 to $23.45       238           7.4              $22.17           102         $21.54
     $23.46 to $26.80         8           9.1              $24.13            -              -
     $26.81 to $30.15       178           9.8              $27.84            -              -
     $30.16 to $33.50        58           8.0              $32.67            -              -
                           ----           ---              ------           ---         ------
     TOTAL                  773           7.2              $22.98           393         $19.09



                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)
     ------------------------------

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

     Under the Employee Stock Purchase Plan, the Company sold 12 shares of common stock to 173 employees pursuant to options granted on August 1, 1999, and exercised on July 30, 2000. Because the plan year overlaps the Company's fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2000, can only be estimated because the 2000 plan year is not yet complete. The Company's estimate of options granted in 2000 under the Plan is based on the number of shares sold to employees under the Plan for the 1999 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2000.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)
     ------------------------------

     A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:


                                 2000                   1999                   1998
                        --------------------  ---------------------  ---------------------
                                    Weighted               Weighted               Weighted
                       # of Shares  Average   # of Shares  Average   # of Shares  Average
                        Underlying  Exercise   Underlying  Exercise   Underlying  Exercise
                          Options    Prices     Options     Prices      Options    Prices
Outstanding at beginning
   of the year              9        $19.00        5        $24.00        8       $14.60
Adjustment to prior year
estimated grants            3        $19.00        2        $24.00        0       $14.60
Granted                    16        $19.50        9        $23.90        5       $31.45
Exercised                  12        $19.00        7        $24.00        8       $14.60
Forfeited                   -            -         -            -         -            -
Expired                     -            -         -            -         -            -
Outstanding at end
   of year                 16        $19.50        9        $23.90        5       $31.45
Exercisable at end
   of year                  -            -         -            -         -            -
Weighted-average
   Fair value per share
   of options granted
   during the year                    $7.79                  $8.67                 $12.16

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per common share for 2000, 1999 and 1998 would approximate the pro forma amounts presented below:


                                      2000         1999      1998
                                    --------      -------   -------
     Net earnings:
        As reported ..............   $19,164      $14,976   $10,518
        Pro-forma ................   $18,286      $14,451   $10,087

     Earnings per common share:
        As reported
            Basic ................     $1.77       $ 1.74     $1.41
            Diluted ..............     $1.75       $ 1.72     $1.40
        Pro-forma
            Basic ................     $1.69       $ 1.68     $1.35
            Diluted ..............     $1.67       $ 1.66     $1.34

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

11.  Fair Values of Financial Instruments
     ------------------------------------

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-Term Debt - The carrying amounts of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

     Interest Rate Swaps - The carrying amounts of the Company's interest rate swaps are a payable of an approximate mark-to-market value of $558 and $77, at December 31, 2000 and 1999, respectively, using current interest rates.

12.  Commitments and contingencies
     -----------------------------

     Hollywood Park received cease and desist orders from the California Regional Water Quality Control Board addressing storm water runoff and dry weather discharge issues. We retained an engineering firm to develop a plan for compliance and to construct certain drainage and waste disposal systems. The construction of the system has been completed. As part of the 1999 asset acquisition of Hollywood Park, the seller agreed to indemnify our Company in the amount of $5.0 million for costs incurred in relation to the waste water runoff issue. Amounts under the indemnification have been expended and the ultimate cost to the Company was $1.7 million, incurred during 2000.

     The septic system at the Ellis Park facility must be replaced with hook-up to city sewers. The cost of the hook-up is estimated by the city of Henderson, Kentucky to be $1.2 million. Ellis Park will seek partial reimbursement from the state of Kentucky. The project is estimated to be completed by November 2001.

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

13.  Earnings Per Common Share Computations
     --------------------------------------

     The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

                                                    2000     1999     1998
                                                    ----     ----     ----
     Net earnings (numerator) amounts used
        for basic and diluted per share           $19,164   $14,976  $10,518
                                                  =======   =======  =======
       Weighted average shares (denominator) of
        common stock outstanding per share
        computations:
          Basic                                    10,849     8,598    7,460
          Plus dilutive effect of stock options        91       120       79
                                                   ------     -----    -----
          Diluted                                  10,940     8,718    7,539
                                                   ======     =====    =====
     Earnings per common share:
         Basic                                      $1.77     $1.74    $1.41
         Diluted                                    $1.75     $1.72    $1.40


         Options to purchase approximately 73, 47 and 41 shares for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

14.  Segment Information
     -------------------

     The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs racetrack and the Louisville Sports Spectrum simulcast facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Arlington Park and its OTBs (5) Ellis Park racetrack and its on- site simulcast facility, (6) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (7) Other investments, including CBT and the Company's other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for corporate revenues and expenses which, for the years ended December 31, 2000 and 1999, are now reported separate of Churchill Downs racetrack revenues and expenses. The Company did not track corporate revenues and expenses during 1998, therefore, corporate revenues and expenses for 1998 are not reported separate of Churchill Downs racetrack reveneus and expenses.

      Most of the Company's revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's
     annual report to stockholders for the year ended December 31, 2000. Earnings before interest, taxes, depreciation and amortization
     ("EBITDA") should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

14.  Segment Information (cont'd)
     -------------------

The table below presents information about reported segments for the years ended December 31, 2000, 1999 and 1998:


                                                December 31,
                                                ------------
                                      2000          1999        1998
                                      ----          ----        ----


     Net revenues:
       Churchill Downs              $ 89,547      $ 82,429    $ 80,925
       Hollywood Park                105,628        30,494          -
       Calder Race Course             77,552        72,418          -
       Arlington Park                 14,781            -           -
       Hoosier Park                   51,250        51,280      47,744
       Ellis Park                     16,119        19,653      17,386
       Other investments              13,069         6,151       2,497
                                     --------     ---------   ---------
                                     367,946       262,425     148,552
       Corporate revenues                778            -           -
       Eliminations                   (6,708)       (3,998)     (1,252)
                                    ---------     ---------   ---------
                                    $362,016      $258,427    $147,300
                                    =========     =========   =========

     EBITDA:
       Churchill Downs               $21,715       $17,789     $14,416
       Hollywood Park                 18,898         3,842          -
       Calder Race Course             16,718        17,946          -
       Arlington Park                   (427)           -           -
       Hoosier Park                    5,920         6,423       5,599
       Ellis Park                        936         2,071       2,305
       Other investments               7,815         1,314         909
                                     --------      --------    -------
                                      71,575        49,385      23,229
       Corporate expenses             (8,486)       (5,679)         -
                                     --------      --------    -------
                                     $63,089       $43,706     $23,229
                                     ========      ========    =======

     Operating income (loss):
       Churchill Downs               $17,857       $14,240     $10,700
       Hollywood Park                 14,407         2,574          -
       Calder Race Course             13,397        15,564          -
       Arlington Park                 (1,133)           -           -
       Hoosier Park                    4,538         5,246       4,499
       Ellis Park                       (481)          721       1,422
       Other investments               6,252          (153)        522
                                     --------      --------    -------
                                      54,837        38,192      17,143
       Corporate expenses             (8,259)       (5,679)         -
                                     --------      --------    -------
                                     $46,578       $32,513     $17,143
                                     ========      ========    =======

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

14.  Segment Information (cont'd)
     -------------------


                                       As of December 31,
                                       -----------------
                                2000          1999          1998
                                ----          ----          ----
     Total Assets:
       Churchill Downs        $358,081      $345,909      $ 89,427
       Hollywood Park          174,232       153,126            -
       Calder Race Course      127,666       114,396            -
       Arlington Park           74,554            -             -
       Hoosier Park             32,718        32,559        31,732
       Ellis Park               21,381        25,015        23,038
       Other investments        45,390       312,272        71,109
                              ---------     ---------     ---------
                               834,022       983,277       215,306
       Eliminations           (364,018)     (585,231)     (100,655)
                              ---------     ---------     ---------
                              $470,004      $398,046      $114,651
                              =========     =========     =========


Following is a reconciliation of total EBITDA to income before provision for income taxes:

                                                December 31,
                                                -----------
                                        2000        1999        1998
                                        ----        ----        ----
     Total EBITDA                     $63,089     $43,706     $23,229
     Depreciation and amortization    (16,677)    (10,859)     (5,744)
     Interest income (expense), net   (13,825)     (6,992)       (216)
                                      --------    --------    --------
     Earnings before provision
       for income taxes               $32,587     $25,855     $17,269
                                      ========    ========    ========



Supplementary Financial Information(Unaudited)               Common Stock Information
       (In thousands, except per share data)                 Per Share of Common Stock
                                                 -------------------------------------------------

                           Operating     Net       Basic     Diluted
                   Net      Income     Earnings   Earnings   Earnings                Bid Price
                Revenues    (Loss)      (Loss)     (Loss)     (Loss)   Dividends    High     Low
                --------    -------    -------     ------     ------   ---------    ----     ---
2000            $362,016    $46,578    $19,164      $1.77      $1.75
Fourth Quarter  $100,897     $6,806     $2,286      $0.18      $0.17     $0.50     $35.69   $25.25
Third Quarter    103,536     15,824      7,303       0.69       0.68                25.88    21.69
Second Quarter   131,938     35,488     18,340       1.86       1.85                26.00    21.75
First Quarter     25,645    (11,540)    (8,765)     (0.89)     (0.89)               26.25    21.00
--------------------------------------------------------------------------------------------------
1999            $258,427    $32,513    $14,976      $1.74      $1.72
Fourth Quarter   $93,548     $8,784     $3,128      $0.32      $0.31     $0.50     $26.00   $20.13
Third Quarter     63,076      3,635      1,192       0.13       0.12                33.63    22.50
Second Quarter    84,140     24,891     13,666       1.82       1.79                35.75    26.00
First Quarter     17,663     (4,797)    (3,010)     (0.40)     (0.40)               38.75    26.25
--------------------------------------------------------------------------------------------------
1998            $147,300    $17,143    $10,518      $1.41      $1.40
Fourth Quarter   $31,242    $(1,291)     $(780)    $(0.10)    $(0.10)    $0.50     $36.44   $27.25
Third Quarter     33,299     (1,016)      (655)     (0.09)     (0.09)               41.44    27.63
Second Quarter    67,374     22,220     13,522       1.81       1.79                43.25    24.00
First Quarter     15,385     (2,770)    (1,569)     (0.21)     (0.21)               25.31    19.31
--------------------------------------------------------------------------------------------------


The Company's Common Stock is traded on the National Association of Securities Dealers, Inc.'s National Market("Nasdaq") under the symbol CHDN. As of March 14, 2001, there were approximately 3,420 shareholders of record.

Earnings (loss) per share and other per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

On July 20, 1999 the Company issued 2.3 million shares of common stock at a public offering price of $29 per share.

In September 2000, we issued 3.15 million shares of common stock at a price of $16.28 related to the Arlington Park merger.

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

               None

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

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors-Compensation and Committees of the Board of Directors,"
               "Compensation   Committee  Report  on Executive   Compensation,"
               "Compensation Committee Interlocks and Insider Participation," "Performance Graph," and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange
               Commission   pursuant  to   instruction  G(3)  of  the   General
               Instructions to Form 10-K.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K


                                                                           Pages
(a) (1)        Consolidated Financial Statements
                 The  following   financial  statements   of   Churchill
                 Downs Incorporated for the years ended December 31, 2000,
                 1999 and 1998 are included in Part II, Item 8:
                 Report of Independent Accountants                          28
                 Consolidated Balance Sheets                                29
                 Consolidated Statements of Earnings                        30
                 Consolidated Statements of Shareholders' Equity            31
                 Consolidated Statements of Cash Flows                      32
                 Notes to Consolidated Financial Statements                33-50

    (2)        Schedule VIII - Valuation and Qualifying Accounts            55
               All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.


    (3)        For the list of required exhibits, see exhibit index.

(b)            Reports on Form 8-K:

    (1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated Septmeber 30, 2000, amended by Form 8-K/A filed on November 21, 2000, reporting, under Item 2, the closing of the transactions pursuant to the agreement and plan of
               merger  with   Duchossois   Industries,  Inc.,   Arlington
               International  Racecourse,  Inc.,   Arlington   Management
               Services, Inc., and Turf Club of Illinois, Inc. Pursuant to the Form 8-K/A, financial statements were filed for Arlington International as of December 31, 1999 and June 30,2000, and for the periods ended June 30, 1999 and 2000 and pro foroma financial statements were filed for the six month period ended June 30, 2000 and for the year ended December 31, 1999.

    (2) Churchill Downs Incorporated filed a Current Report on Form 8-K on October 26, 2000, under Item 5, "Other Events", reporting on Churchill Downs Incorporated third quarter results for 2000.

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

                          CHURCHILL DOWNS INCORPORATED

                              /s/Thomas H. Meeker
                          -----------------------------
                                Thomas H. Meeker
                          President and Chief Executive
                                     Officer
                                 March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas H. Meeker                 /s/Robert L. Decker            /s/Michael E. Miller
---------------------------------   ----------------------------   ------------------------------
Thomas H. Meeker, President and     Robert L. Decker,              Michael E. Miller,
Chief Executive Officer             Executive Vice President and   Senior Vice President, Finance
March 16, 2001                      Chief Financial Officer        March 16, 2001
(Director and Principal Executive   March 16, 2001                 (Principal Accounting Officer)
 Officer)                           (Principal Financial Officer)


                                    /s/Charles W. Bidwill, Jr.     /s/Craig J. Duchossois
---------------------------------   ----------------------------   ------------------------------
William S. Farish                   Charles W. Bidwill, Jr.        Craig J. Duchossois
March 16, 2001                      March 16, 2001                 March 16, 2001
(Director)                          (Director)                     (Director)

/s/Richard L. Duchossois            /s/Richard L. Fealy            /s/J. David Grissom
---------------------------------   ----------------------------   ------------------------------
Richard L. Duchossois               Richard L. Fealy               J. David Grissom
March 16, 2001                      March 16, 2001                 March 16, 2001
(Director)                          (Director)                     (Director)

/s/Seth W. Hancock                  /s/Daniel P. Harrington        /s/Frank B. Hower, Jr.
---------------------------------   ----------------------------   ------------------------------
Seth W. Hancock                     Daniel P. Harrington           Frank B. Hower, Jr.
March 16, 2001                      March 16, 2001                 March 16, 2001
(Director)                          (Director)                     (Director)

/s/G. Watts Humphrey, Jr.           /s/Brad M. Kelley              /s/Carl F. Pollard
---------------------------------   ----------------------------   ------------------------------
G. Watts Humphrey, Jr.              Brad M. Kelley                 Carl F. Pollard
March 16, 2001                      March 16, 2001                 March 16, 2001
(Director)                          (Director)                     (Director)

                                    /s/Darrell R. Wells
---------------------------------   ----------------------------
Dennis D. Swanson                   Darrell R. Wells
March 16, 2001                      March 16, 2001
(Director)                          (Director)


                          CHURCHILL DOWNS INCORPORATED

               SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS


   (In thousands)
                                  Balance,   Charged                 Balance,
                                 Beginning      to                      End
Description                      of Period   Expenses   Deductions   of Period
-----------                      ---------   --------   ----------   ---------

Year ended December 31, 2000:
Allowance for doubtful
   account and notes receivable    $253        $312        $(25)        $540
                                   ====        ====        =====        ====

Year ended December 31, 1999:
Allowance for doubtful
   account and notes receivable    $121        $272       $(140)        $253
                                   ====        ====       ======        ====

Year ended December 31, 1998:
Allowance for doubtful
   account and notes receivable    $176        $  1       $ (56)        $121
Valuation allowance for
   deferred tax asset *             173           -        (173)           -
                                   ----        ----       ------        ----
                                   $349        $  1       $(229)        $121
                                   ====        ====       ======        ====


* Adjustments taken to income represent reversals of valuation allowance previously established for state net operating loss carryforwards.

                                  EXHIBIT INDEX
  Numbers   Description                                    By Reference To
  -------  -----------                                     ---------------
  (2)(a)   Stock Purchase Agreement and Joint Escrow       Exhibit 2.1 to Report
           Instructions dated as of January  21, 1999 by   on  Form  8-K  dated
           and among Churchill Downs Incorporated and KE   April  23, 1999
           Acquisition Corp.

     (b)   First Amendment to Stock Purchase  Agreement    Exhibit 2.2 to Report
           dated as of April 19,  1999  by  and  between   on  Form  8-K  dated
           Churchill Downs Incorporated, Churchill Downs   April 23, 1999
           Management Company and KE Acquisition Corp.

     (c)   Agreement and Plan of Merger and Amendment to   Exhibit 2.3 to Report
           Stock  Purchase  Agreement  dated as of April   on Form 8-K dated
           22, 1999  by  and  among  Churchill  Downs      April 23, 1999
           Incorporated,  Churchill  Downs  Management
           Company, CR Acquisition Corp., TP Acquisition
           Corp., Calder Race Course, Inc., Tropical Park,
           Inc. and KE Acquisition Corp.

     (d)   Asset Purchase Agreement dated May 5, 1999      Exhibit  2.1   to
           between Hollywood Park, Inc., a Delaware        Registration
           Corporation, and Churchill Downs Incorporated.  Statement on Form S-3
                                                           filed May 21, 1999
                                                           (No.333-79031)

     (e)   Amendment  No. 1 to Asset Purchase  Agreement   Exhibit 2.2 to Report
           dated as  of August 31, 1999  by  and  among    on  Form  8-K  dated
           Churchill Downs Incorporated, Churchill Downs   September 10, 1999
           California  Company and Hollywood Park, Inc.

     (f)   Stock Purchase Agreement dated as of March 28,  Exhibit  2.1  to
           1998 between Churchill Downs Incorporated and   Current  Report  on
           TVI Corp.                                       Form 8-K dated April
                                                           21, 1998

     (g)   Agreement  and  Plan  of  Merger dated  as of   Exhibit  2.2  to
           April 17,1998 by and among TVI Corp., Racing    Current  Report  on
           Corporation  of   America,  Churchill  Downs    Form  8-K  dated
           Incorporated and RCA Acquisition Company        April 21, 1998

     (h)   Partnership Interest Purchase Agreement dated   Exhibit  (2)(h)  to
           as of February 16, 2000 by and among Anderson   Report on  Form 10-K
           Park,  Inc.,   Churchill  Downs  Management     for the year  ended
           Company and Centaur, Inc.                       December 31, 1999

     (i)   Amended and Restated Agreement and Plan of      Annex A of the Proxy
           Merger dated as of June 23, 2000, as amended    Statement  for  a
           as of July 14, 2000, by and among Churchill     Special  Meeting  of
           Downs  Incorporated, Duchossois Industries,     Shareholders   of
           Inc., A. Acquisition Corp., A. Management       Churchill   Downs
           AcquisitionCorp., T. Club Acquisition Corp.,    Incorporated held
           Arlington International Racecourse, Inc.,       September 8, 2000
           Arlington Management Services, Inc., and Turf
           Club of Illinois, Inc.

  (3)(a)   Amended  and  Restated  Articles  of            Exhibit  (3)(a)  to
           Incorporation of Churchill Downs Incorporated   Report on  Form 10-K
                                                           for the year   ended
                                                           December 31, 1999

     (b)   Restated  Bylaws  of  Churchill   Downs         Exhibit (3) to Report
           Incorporated as amended                         on Form 10-Q for the
                                                           fiscal quarter ended
                                                           September 30, 2000

  (4)(a)   Rights Agreement dated as of March 19, 1998     Exhibit   4.1  to
           between Churchill Downs, Inc. and Bank of       Current   Report  on
           Louisville                                      Form 8-K dated March
                                                           19, 1998

     (b)   Amendment No. 2 to Rights Agreement dated as    Exhibit 4.1 to the
           of June 23, 2000, between Churchill Downs       Registrant's
           Incorporated and Fifth Third Bank, as Rights    Registration
           Agent                                           Statement  on   Form
                                                           8-A/A dated June 30,
                                                           2000

     (c)   Amendment No. 3 to Rights Agreement dated as    Exhibit 4.1 to the
           of September 8, 2000, between Churchill Downs   Registrant's
           Incorporated and Fifth Third Bank, as Rights    Registration
           Agent                                           Statement  on  Form
                                                           8-A/A dated September
                                                           13, 2000

 (10)(a)   $250,000,000 Revolving Credit Facility Credit   Exhibit (10)(a) to
           Agreement  between  Churchill  Downs            Report on Form 10-Q
           Incorporated,  and  the  guarantors  party      for  the   fiscal
           thereto, and the Banks  party thereto and PNC   quarter ended March
           Bank, National Association, as Agent, and       31, 1999
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

     (c)   Second Amendment  to $250,000,000  Revolving    Exhibit  (10)(c) to
           Report on Credit Facility Credit Agreement      Form 10-Q for the
           dated June 14, 1999                             fiscal  quarter ended
                                                           June 30, 1999

     (d)   Third Amendment, Waiver and Consent to          Exhibit  (10)(d)  to
           $250,000,000 Revolving Credit Facility Credit   Report on Form 10-K
           Agreement dated February 23, 2000               for the year  ended
                                                           December 31, 1999

     (e)   Fourth  Amendment  to  $250,000,000 Revolving   Exhibit  (10)(a) to
           Credit Facility Credit Agreement dated          Report on Form 10-Q
           May 12, 2000                                    for  the  fiscal
                                                           quarter  ended
                                                           June 30, 2000

     (f)   Fifth Amendment to $250,000,000 Revolving       Exhibit  (10)(b)  to
           Credit Facility Credit Agreement dated          Report on  Form 10-Q
           June 19, 2000                                   for  the  fiscal
                                                           quarter ended
                                                           June 30, 2000

     (g)   Sixth Amendment to $250,000,000 Revolving       Page 60, Report on
           Credit  Facility  Credit  Agreement dated       Form 10-K for the
           March 15, 2001                                  year ended
                                                           December 31, 2000

     (h)   Underwriting agreement for 2,000,000 shares     Exhibit  1.1  to
           of Churchill Downs Incorporated common stock    Registration
           between Churchill Downs Incorporated and CIBC   Statement on Form
           World Markets Corporation, Lehman Brothers,     S-3/A  filed
           Inc.,JC Bradford & Co., J.J.B. Hilliard, W.L.   July 15, 1999
           Lyons, Inc.on behalf of several underwriters    (No. 333-79031)

     (i)   Casino Lease Agreement dated as of September    Exhibit  10.1  to
           10, 1999 by and between Churchill Downs         Report on Form 8-K
           California Company and Hollywood Park, Inc.     dated September
                                                           10, 1999

     (j)   Churchill Downs Incorporated  Amended and       Exhibit (10)(a) to
           Restated  Supplemental Benefit Plan dated       Report on Form 10-K
           December 1, 1998 *                              for the year ended
                                                           December 31, 1998

     (k)   Employment Agreement dated as of October 1,     Exhibit (19)(a) to
           1984, with Thomas H. Meeker, President *        Report on  Form 10-Q
                                                           for fiscal  quarter
                                                           ended
                                                           October 31, 1984

     (l)   Churchill Downs Incorporated Amended and        Exhibit (10) to
           Restated Incentive Compensation Plan (1997) *   Report on  Form 10-Q
                                                           for the fiscal
                                                           quarter ended
                                                           September 30, 2000

     (m)   Churchill Downs Incorporated 1993 Stock         Exhibit (10)(h) to
           Option  Plan *                                  Report on Form 10-K
                                                           for the eleven months
                                                           ended
                                                           December 31, 1993

     (n)   Amendment No. 1 to Churchill Downs              Exhibit (10)(g) to
           Incorporated 1993 Stock Option Plan *           Report on  Form 10-K
                                                           for the year ended
                                                           December 31, 1994

     (o)   Amendment No. 2 to Churchill Downs              Exhibit (10)(m) to
           Incorporated 1993 Stock Option Plan *           Report on Form 10-K
                                                           for the year ended
                                                           December 31, 1997

     (p)   Amendment of Employment Agreement with          Report on Form 10-K
           Thomas H. Meeker, President, dated              for the fiscal year
           October 1, 1984 *                               ended  January 31,
                                                           1986; Report on Form
                                                           10-K for the fiscal
                                                           year ended  January
                                                           31, 1987; 1988, 1990,
                                                           1991, 1992 and 1993

     (q)   Amended and Restated Lease Agreement dated      Exhibit (10)(i)  to
           January 31, 1996                                Report on Form 10-K
                                                           for the year  ended
                                                           December 31, 1995

     (r)   Partnership Interest Purchase Agreement dated   Exhibit (10)(k) to
           December 20, 1995 among Anderson Park, Inc.,    Report on   Form 10-K
           Conseco HPLP, LLC, Pegasus Group, Inc. and      for the year ended
           Hoosier Park, L.P.                              December 31, 1995

     (s)   Employment Agreement between Churchill Downs    Exhibit (10)(l) to
           Incorporated and  Robert L. Decker *            Report on Form 10-Q
                                                           for  the  fiscal
                                                           quarter ended
                                                           March 31, 1997

     (t)   Churchill Downs Incorporated, Amended and       Exhibit (10)(n) to
           Restated Deferred Compensation Plan for         Report on Form 10-K
           Employees and Directors *                       for the year ended
                                                           December 31, 1998

     (u)   Amended and Restated Churchill Downs            Exhibit (99) to
           Incorporated 1997 Stock Option Plan *           Registrants'
                                                           Registration
                                                           Statement on Form S-8
                                                           dated
                                                           August 10, 2000

     (v)   Form of Stockholder's Agreement dated           Annex C of the Proxy
           September 8, 2000 among Churchill Downs         Statement for a
           Incorporated and  Duchossois Industries, Inc.   Special   Meeting of
                                                           Shareholders of
                                                           Churchill Downs
                                                           Incorporated held
                                                           September 8, 2000

 (21)      Subsidiaries of the registrant                  Page 74, Report on
                                                           Form 10-K for the
                                                           year ended
                                                           December 31, 2000

 (23)      Consent of PricewaterhouseCoopers, LLP          Page 75, Report on
           Independent Accountants                         Form 10-K for the
                                                           year ended
                                                           December 31, 2000

  *Management contract or compensatory plan or arrangement.