Form 10-K/A
period 2000-12-31
CHURCHILL DOWNS INC
filed 2001-03-26
CIK 20212

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

                          CHURCHILL DOWNS INCORPORATED

                                    I N D E X


                                                                           Pages

ITEM 8.         Financial Statements and Supplementary Data                  3

SIGNATURES      Signature Page                                              27

EXHIBIT 23      Consent of PricewaterhouseCoopers LLP                       28

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
                                 ======   ========   ========   ==========  ============  =========

     The accompanying notes are an integral part of the consolidated financial statements.
                                        6

                          CHURCHILL DOWNS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (in thousands)


                                                2000        1999        1998
                                              ---------   ---------   --------
Cash flows from operating activities:
  Net earnings                                $  19,164   $  14,976   $ 10,518
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
    Depreciation and amortization, includes
      amortization of loan origination costs
      classified as interest expense of $609
      in 2000 and $463 in 1999                   17,286      11,306      5,744
    Deferred income taxes                          (275)       (502)      (121)
    Deferred compensation                           115         115        114
    Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
      Restricted cash                            (9,006)         -          -
      Accounts receivable                         9,312      (8,971)    (2,973)
      Other current assets                          (32)     (1,119)      (293)
      Accounts payable                           (2,474)     15,837     (2,211)
      Accrued expenses                           (2,200)      2,932        386
      Income taxes payable                          755          98         71
      Deferred revenue                           (4,631)       (231)       758
      Other assets and liabilities                 (783)      5,291     (1,177)
                                              ----------  ----------  ---------
        Net cash provided by operating
        activities                               27,231      39,732     10,816
                                              ----------  ----------  ---------


Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired
    of $4,200 in 1999 and $517 in 1998               -     (228,303)   (17,232)
  Proceeds from the sale of Training Facility
    assets                                        4,969          -          -
  Additions to plant and equipment, net         (22,419)    (12,083)    (3,524)
                                              ----------  ----------  ---------
    Net cash used in investing activities       (17,450)   (240,386)   (20,756)
                                              ----------  ----------  ---------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net      2,487      (1,295)      (140)
  Borrowings on bank line of credit             146,618     269,500     22,000
  Repayments of bank line of credit            (172,515)   (102,500)   (11,000)
  Payment of loan origination costs                  -       (2,867)      (280)
  Payment of dividends                           (4,927)     (3,762)    (3,658)
  Capital contribution by minority interest in
    subsidiary                                       -        1,551         -
  Common stock issued                               303      62,707        118
                                              ----------  ----------  ---------
    Net cash (used in) provided by financing
      activities                                (28,034)    223,334      7,040
                                              ----------  ----------  ---------

Net (decrease) increase in cash and cash
  equivalents                                   (18,253)     22,680     (2,900)
Cash and cash equivalents, beginning of period   29,060       6,380      9,280
                                              ----------  ----------  ---------
Cash and cash equivalents, end of period      $  10,807   $  29,060   $  6,380
                                              ==========  ==========  =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                    $  13,794   $   6,858   $    497
  Income taxes                                $  13,117   $  10,796   $  7,130
Schedule of Non-cash Activities:
  Issuance of common stock related to
    merger with Arlington Park                $  51,291          -          -
  Issuance of common stock related to the
    acquisition of RCA                               -           -    $  4,850

  Invoicing for future events                 $   4,706   $   2,678   $    678
  Plant & equipment additions included in
    accounts payable                          $     292   $     502   $     95
  Compensation expense                               -           -    $    344

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

                          CHURCHILL DOWNS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except per share data)

10.  Stock-Based Compensation Plans (cont'd)
     ------------------------------

     A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:


                                 2000                   1999                   1998
                        --------------------  ---------------------  ---------------------
                                    Weighted               Weighted               Weighted
                       # of Shares  Average   # of Shares  Average   # of Shares  Average
                        Underlying  Exercise   Underlying  Exercise   Underlying  Exercise
                          Options    Prices     Options     Prices      Options    Prices

Outstanding at beginning
   of the year              9        $19.00        5        $24.00        8       $14.60
Adjustment to prior year
estimated grants            2        $19.00        2        $24.00        0       $14.60
Granted                    16        $19.50        9        $23.90        5       $31.45
Exercised                  11        $19.00        7        $24.00        8       $14.60
Forfeited                   -            -         -            -         -            -
Expired                     -            -         -            -         -            -
Outstanding at end
   of year                 16        $19.50        9        $23.90        5       $31.45
Exercisable at end
   of year                  -            -         -            -         -            -
Weighted-average
   Fair value per share
   of options granted
   during the year                    $7.79                  $8.67                 $12.16


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


                                            CHURCHILL DOWNS INCORPORATED




     March 23, 2001                           /s/Robert L. Decker
                                              ----------------------------------
                                              Robert L. Decker
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Principal Financial Officer)



     March 23, 2001                           /s/Michael E. Miller
                                              ----------------------------------
                                              Michael E. Miller
                                              Senior Vice President, Finance
                                              (Principal Accounting Officer)