Form 10-Q
period 2001-03-31
CHURCHILL DOWNS INC
filed 2001-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to ____


                          Commission file number 0-1469

                          CHURCHILL DOWNS INCORPORATED
                          ----------------------------
             (Exact name of registrant as specified in its charter)

   Kentucky                  0-1469                         61-0156015
   --------                  ------                         ----------
(State or other       (Commission File Number)      (IRS Employer Identification
jurisdiction of                                                  No.)
incorporation or
organization)
                    700 Central Avenue, Louisville, KY 40208
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (502)-636-4400
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

The number of shares outstanding of registrant's common stock at May 15, 2001 was 13,084,451 shares.

                          CHURCHILL DOWNS INCORPORATED


                                    I N D E X

                                                                           PAGES

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets, March 31, 2001,
            December 31, 2000 and March 31, 2000                               3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2001 and 2000                 4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and 2000                         5

            Condensed Notes to Consolidated Financial Statements            6-12

   ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        13-18

   ITEM 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                   19

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings (Not applicable)                                20

   ITEM 2.  Changes in Securities and Use of Proceeds (Not applicable)        20

   ITEM 3.  Defaults Upon Senior Securities (Not applicable)                  20

   ITEM 4.  Submission of Matters to a Vote of Security Holders
            (Not applicable)                                                  20

   ITEM 5.  Other Information (Not applicable)                                20

   ITEM 6.  Exhibits and Reports on Form 8-K                                  20

   Signatures                                                                 21

   Exhibit Index                                                              22

   Exhibits                                                                   23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHURCHILL DOWNS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                March 31,  December 31,  March 31,
                      ASSETS                      2001        2000         2000
                                                  ----        ----        ----
                                              (unaudited)              (unaudited)
Current assets:
   Cash and cash equivalents                    $  8,066    $ 10,807     $  8,577
   Restricted cash                                   651       9,006           -
   Accounts receivable                            15,099      32,535       12,555
   Prepaid income taxes                            7,692          -         5,788
   Other current assets                            4,743       2,932        4,107
                                                ---------   ---------    ---------
     Total current assets                         36,251      55,280       31,027

Other assets                                       8,546       8,116        7,229
Plant and equipment, net                         342,629     342,767      276,712
Intangible assets, net                            63,331      63,841       61,813
                                                ---------   ---------    ---------
                                                $450,757    $470,004     $376,781
                                                =========   =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 22,010    $ 34,597     $ 12,797
   Accrued expenses                               25,963      30,914       14,926
   Dividends payable                                  -        6,508          -
   Income taxes payable                               -        1,091          -
   Deferred revenue                               20,581      11,353       18,576
   Long-term debt, current portion                 2,541       2,324          511
                                                ---------   ---------    ---------
     Total current liabilities                    71,095      86,787       46,810

Long-term debt, due after one year               160,774     155,716      175,075
Other liabilities                                 14,290       9,837        9,977
Deferred income taxes                             13,959      15,179       15,534
Commitments and contingencies                         -           -            -
Shareholders' equity:
   Preferred stock, no par value;
     250 shares authorized; no shares issued          -           -            -
   Common stock, no par value; 50,000 shares
     authorized; issued: 13,084 shares March 31,
     2001, 13,019 shares December 31, 2000, and
     9,854 shares March 31, 2000                 124,485     123,227       71,634
   Retained earnings                              68,363      79,323       57,902
   Accumulated other comprehensive income         (2,144)         -            -
   Deferred compensation costs                        -           -           (86)
   Note receivable for common stock                  (65)        (65)         (65)
                                                ---------   ---------    ---------
                                                 190,639     202,485      129,385
                                                ---------   ---------    ---------
                                                $450,757    $470,004     $376,781
                                                =========   =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the three months ended March 31,
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   2001           2000
                                                   ----           ----

  Net  revenues                                 $ 31,715        $25,919
  Operating expenses                              39,263         31,368
                                                ---------       --------
       Gross loss                                 (7,548)        (5,449)

  Selling, general and administrative expenses     7,916          6,091
                                                ---------       --------

       Operating loss                            (15,464)       (11,540)
                                                ---------       --------

  Other income (expense):
            Interest income                          113            266
            Interest expense                      (3,515)        (3,751)
            Miscellaneous, net                       131             42
                                                ---------       --------
                                                  (3,271)        (3,443)
                                                ---------       --------

  Loss before income tax benefit                 (18,735)       (14,983)

  Income tax benefit                               7,775          6,218
                                                ---------       --------

  Net loss                                      $(10,960)       $(8,765)
                                                =========       ========

  Basic and diluted net loss per common share     $(0.84)        $(0.89)
                                                =========       ========

  Basic and diluted weighted average
       shares outstanding                         13,045          9,854
                                                =========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the three months ended March 31,
                                   (Unaudited)
                                 (in thousands)
                                                             2001         2000
                                                             ----         ----
Cash flows from operating activities:
  Net loss                                                 $(10,960)   $ (8,765)
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
  Depreciation and amortization, including amortization
     of loan origination costs classified as interest
     expense of $152 in 2001 and 2000                         5,077       4,093
     Deferred income taxes                                      201          99
  Deferred compensation                                          -           28
  Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
     Restricted cash                                          8,355          -
     Accounts receivable                                     20,358      13,190
     Income taxes receivable                                 (7,692)     (5,788)
     Other current assets                                    (1,867)     (1,395)
     Accounts payable                                       (12,587)    (10,215)
     Accrued expenses                                        (4,951)       (677)
     Income taxes payable                                    (1,091)       (336)
     Deferred revenue                                         6,306       6,252
     Other assets and liabilities                               418        (852)
                                                           ---------   ---------
      Net cash provided by (used in) operating activities     1,567      (4,366)
                                                           ---------   ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                      (4,333)     (5,326)
                                                           ---------   ---------
     Net cash used in investing activities                   (4,333)     (5,326)
                                                           ---------   ---------

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net                    170        (164)
  Borrowings on bank line of credit                          42,119       7,000
  Repayments of bank line of credit                         (37,014)    (12,700)
  Payment of dividends                                       (6,508)     (4,927)
  Common stock issued                                         1,258          -
                                                           ---------   ---------
     Net cash provided by (used in) financing activities         25     (10,791)
                                                           ---------   ---------

Net decrease in cash and cash equivalents                    (2,741)    (20,483)
Cash and cash equivalents, beginning of period               10,807      29,060
                                                           ---------   ---------
Cash and cash equivalents, end of period                   $  8,066    $  8,577
                                                           =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                               $  3,319    $  3,541
    Income taxes                                           $    802    $    452
Schedule of non-cash activities:
    Invoicing for future events                            $  2,922    $  1,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CHURCHILL DOWNS INCORPORATED
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         for the three months ended March 31, 2001 and 2000 (Unaudited)
                     ($ in thousands, except per share data)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 2000 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

     Because of the seasonal nature of our business and recent merger activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings (loss) as we normally earn a substantial portion of our net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and Kentucky Oaks are run.

2.   Long-Term Debt
     --------------

     The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 6.78% on the outstanding balance at March 31, 2001. There was $158.3 million outstanding on the line of credit at March 31, 2001, compared to $153.2 million outstanding at December 31, 2000, and $172.3 million outstanding at March 31, 2000. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2001 and 2000 (Unaudited)
                     ($ in thousands, except per share data)

3.   Financial Instruments
     ---------------------

     In order to mitigate a portion of the market risk on its variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. The Company has also entered into a contract which pays a fixed interest rate of 6.40% on a notional amount of $30.0 million and matures in November 2002. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

     Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value.
     The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive income and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

     The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

     The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.6 million in accumulated other comprehensive income to recognize the fair value of these swaps upon adoption of SFAS 133 on January 1, 2001. The Company expects to reclassify approximately $0.2 million of the January 1, 2001 net loss from other comprehensive income into net income as interest expense, net before December 31, 2001. The Company also expects to reclassify approximately $1.2 million of the March 31, 2001 net loss of $2.1 million recorded in accumulated other comprehensive income into net income as interest expense, net over the next twelve months.

     Comprehensive loss consists of the following:
                                                    Three months ended March 31,
                                                         2001         2000
                                                         ----         ----

     Net Loss                                          $(10,960)    $(8,765)
     Cash flow hedging
       (net of related tax benefit of $1,365 in 2000)    (2,144)         -
                                                       ---------    --------
     Comprehensive loss                                $(13,104)    $(8,765)
                                                       =========    ========

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2001 and 2000 (Unaudited)
                     ($ in thousands, except per share data)

4.   Acquisitions
     ------------

     On September 8, 2000, three of the Company's wholly owned subsidiaries merged with Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. (collectively referred to as "Arlington Park"). The Company issued 3.15 million shares of its common stock, with a fair value of $51.3 million, to Duchossois Industries, Inc. ("DII") and could issue up to an additional 1.25 million shares of common stock dependent upon the opening of the riverboat casino at Rosemont, Illinois, and the amount of subsidies received by Arlington Park as a result thereof. The purchase price was recorded based upon the fair value of shares issued to DII at the announcement of the mergers on June 23, 2000, plus approximately $2.2 million in merger-related costs. The acquired tangible and intangible assets of $87.7 million and assumed liabilities of $34.1 million of Arlington Park were recorded at their estimated fair values as of the merger date. The allocation of the purchase price may require adjustment in the Company's future financial statements based on a final determination of the fair value of certain liabilities assumed in the merger. The Company also earned $5.8 million in management fees related to the Arlington Park management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8, 2000. The merger was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Arlington Park have been included in the Company's consolidated financial statements since the date of merger.

     Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park had occurred on January 1, 2000:

                                                            Three Months Ended
                                                             March 31, 2000
                                                            ------------------

               Net revenues                                      $32,300
               Net loss                                         $(10,101)

               Basic and diluted net loss per share               $(0.78)

               Basic and diluted weighted average shares          13,004


     This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2000, nor is it necessarily indicative of future operating results.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2001 and 2000 (Unaudited)
                     ($ in thousands, except per share data)

5.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerator and denominator of the earnings per common share computations:
                                                             Three months ended
                                                                 March 31,
                                                             2001         2000
                                                             ----         ----
       Loss (numerator) amounts used for basic
         and diluted per share computations:               $(10,960)    $(8,765)
                                                           ---------    --------

       Basic and diluted weighted average shares (denominator)
         of common stock outstanding per share:              13,045       9,854

       Basic and diluted net loss per common share           $(0.84)     $(0.89)

     Options to purchase 752 and 608 shares for the three months ended March 31, 2001 and 2000, respectively, are excluded from the computation of diluted net earnings (loss) per common share since their effect is antidilutive because of net losses for the periods.

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2001 and 2000 (Unaudited)
                     ($ in thousands, except per share data)

6.   Segment Information
     -------------------

     The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs racetrack and its off-track betting ("OTB") facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Arlington Park and its OTBs (5) Ellis Park racetrack and its on-site simulcast facility (6) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities and (7) other investments, including Charlson Broadcast Technologies LLC ("CBT") and the Company's other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2000, the Company's segment disclosures are presented on a new basis to correspond with internal reporting for Corporate revenues which, for the three months ended March 31, 2001 and 2000, are also reported separately.

     Most of the Company's recurring revenues are generated from commissions on pari-mutuel wagering at the Company's racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

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

6.   Segment Information (cont'd)
     -------------------

     The table below presents information about reported segments for the three months ended March 31, 2001 and 2000:

                                                   Three Months Ended March 31,
                                                     2001            2000
                                                     ----            ----
         Net Revenues:
           Churchill Downs                         $  4,249      $  4,557
           Hollywood Park                             5,489         5,759
           Calder Race Course                         1,322         1,877
           Arlington Park                             6,392            -
           Hoosier Park                              12,433        11,185
           Ellis Park                                 1,423         1,585
           Other investments                            915         1,308
                                                   ---------     ---------
                                                     32,223        26,271
           Corporate revenues                             1            13
           Eliminations                                (509)         (365)
                                                   ---------     ---------
                                                    $31,715      $ 25,919
                                                   =========     =========
         EBITDA:
           Churchill Downs                         $ (3,714)     $ (3,530)
           Hollywood Park                            (1,535)       (1,621)
           Calder Race Course                        (2,405)       (2,029)
           Arlington Park                            (1,548)           -
           Hoosier Park                               1,717         1,887
           Ellis Park                                  (603)         (391)
           Other investments                            228           135
                                                   ---------     ---------
                                                     (7,860)       (5,549)
           Corporate expenses                        (2,548)       (2,008)
                                                   ---------     ---------
                                                   $(10,408)     $ (7,557)
                                                   =========     =========
         Operating income (loss):
           Churchill Downs                         $ (4,798)     $ (4,453)
           Hollywood Park                            (2,804)       (2,680)
           Calder Race Course                        (3,303)       (2,919)
           Arlington Park                            (2,103)           -
           Hoosier Park                               1,321         1,556
           Ellis Park                                  (956)         (751)
           Other investments                           (268)         (285)
                                                   ---------     ---------
                                                    (12,911)       (9,532)
           Corporate expenses                        (2,553)       (2,008)
                                                   ---------     ---------
                                                   $(15,464)     $(11,540)
                                                   =========     =========

                          CHURCHILL DOWNS INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         for the three months ended March 31, 2000 and 1999 (Unaudited)
                     ($ in thousands, except per share data)

6.   Segment Information (cont'd)
     -------------------
                               As of             As of              As of
                           March 31, 2001  December 31, 2000    March 31, 2000
                           --------------  -----------------    --------------
     Total assets:
       Churchill Downs        $380,087         $358,081            $355,548
       Hollywood Park          165,752          174,232             149,156
       Calder Race Course       98,935          127,666              96,440
       Arlington Park           71,230           74,554                  -
       Hoosier Park             35,734           32,718              33,665
       Ellis Park               21,018           21,381              24,513
       Other investments        45,708           45,390             311,375
                              --------         ---------           ---------
                               818,464          834,022             970,697
       Eliminations           (367,707)        (364,018)           (593,916)
                              ---------        ---------           ---------
                              $450,757         $470,004            $376,781
                              =========        =========           =========

     Following is a reconciliation of total EBITDA to income before provision for income taxes:

                                                   Three Months Ended March 31,
                                                         2001        2000
                                                         ----        ----
       Total EBITDA                                   $(10,408)    $(7,557)
       Depreciation and amortization                    (4,925)     (3,941)
       Interest income (expense), net                   (3,402)     (3,485)
                                                      ---------   ---------
       Earnings before provision for income taxes     $(18,735)   $(14,983)
                                                      =========   =========

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe,"
"could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion with the financial statements included in this report and the Company's Form 10-K for the period ended December 31, 2000, for further information.


Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Hollywood Park, a Thoroughbred racetrack in Inglewood, California; Arlington Park, a pari-mutuel horse racing operation in Arlington Heights, Illinois; Calder Race Course, a Thoroughbred racetrack in Miami, Florida; and Ellis Park, a Thoroughbred

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

racetrack in Henderson, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

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

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities and nine separate OTBs, which are included in their respective racetracks, during the three months ended March 31, 2001 and 2000, is as follows ($ in thousands):

                                              Calder
                      Churchill    Hollywood   Race    Arlington    Hoosier   Ellis
                        Downs        Park     Course     Park*      Park      Park
                        -----        ----     ------     -----      ----      ----
Live Racing
  2001 handle             -            -       $2,093       -        $1,528     -
  2001 no. of days        -            -            2       -            19     -
  2000 handle             -            -       $3,114       -          -        -
  2000 no. of days        -            -            2       -          -        -

Export simulcasting
  2001 handle             -            -       $9,013       -        $4,507     -
  2001 no. of days        -            -            2       -            19     -
  2000 handle             -            -      $12,252       -          -        -
  2000 no. of days        -            -          2         -          -        -

Import simulcasting
  2001 handle          $35,548      $78,095      -       $69,020    $34,209   $10,545
  2001 no. of days          77           66      -            90        295        77
  2000 handle          $40,704      $86,362      -          -       $35,758   $11,401
  2000 no. of days          78           65      -          -           299        91
  Number of OTBs             1         -         -             5          3     -

Totals
  2001 handle          $35,548      $78,095   $11,106    $69,020    $40,244   $10,545
  2000 handle          $40,704      $86,362   $15,366       -       $35,758   $11,401

     * Pari-mutuel wagering information for Arlington Park represents amounts wagered since the September 8, 2000 merger date.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
--------------------------------------------------------------------------------

Net Revenues
------------

Net revenues during the three months ended March 31, 2001 increased $5.8 million (22%) from $25.9 million in 2000 to $31.7 million in 2001. The increase was primarily due to $6.4 million in 2001 revenues contributed by the September 8, 2000 merger with Arlington Park. Hoosier Park revenues increased $1.3 million due to 19 days of Standardbred live racing being conducted during the first quarter of 2001 compared to none during 2000. We also had a $0.5 million decrease in revenues attributed to the timing of the April 2000 sale of the Kentucky Horse Center assets and operations. The remaining decrease was a result of slight decreases at Churchill Downs, Ellis Park, Calder Race Course and Hollywood Park principally due to lower handle on incoming signals at our simulcast facilities.

Operating Expenses
------------------

Operating expenses increased $7.9 million (25%) from $31.4 million in 2000 to $39.3 million in 2001 primarily due to $6.9 million of operating expenses of Arlington Park due to the timing of the merger. Hoosier Park operating expenses also increased $1.2 million due to the increase in racing days during 2001.

Gross  Loss
-----------

Gross loss increased $2.1 million from $5.4 million loss in 2000 to $7.5 million loss in 2001, primarily as a result of the addition of Arlington Park. Gross losses were incurred as a result of limited live racing during the first quarter, which included 19 days of Standardbred live racing at Hoosier Park and only two days of live racing at Calder Race Course. Live racing will be held at five of our six racetracks during the second quarter.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased by $1.8 million (30%) from $6.1 million in 2000 to $7.9 million in 2001. The merger of Arlington Park resulted in an increase of $1.6 million.

Other Income and Expense
------------------------

Interest income and expense decreased slightly in 2001 primarily due to the use of available cash to pay down our line of credit. We began implementing our cash management system during the third quarter of 2000. This system accumulates available cash from our wholly owned subsidiaries to pay down the line of credit facility on a daily basis.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Income Tax Provision
--------------------

Our income tax benefit increased by $1.6 million for the three months ended March 31, 2001, as compared to March 31, 2000, as a result of an increase in pre-tax losses with our estimated effective tax rate remaining constant at 41.5%.

Significant Changes in the Balance Sheet March 31, 2001 to December 31, 2000
----------------------------------------------------------------------------

Restricted cash decreased $8.3 million due to the timing of the Calder Race Course live meet. Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

Accounts receivable balances decreased by $17.4 million in 2001 primarily due to the collection of 2000 live meet receivables for Calder Race Course, Hollywood Park and Churchill Downs with decreases in accounts receivables of $8.2 million, $4.7 million and $3.2 million, respectively.

Prepaid income taxes increased $7.7 million as a result of the estimated income tax benefit associated with the quarterly net loss.

Accounts payable decreased $12.6 million primarily due to the decrease of horsemen accounts and purses payable related to live racing at Calder Race Course and Hollywood Park.

Dividends payable decreased $6.5 million at March 31, 2001 due to the payment of dividends in the first quarter of 2001.

Deferred revenue increased $9.2 million at March 31, 2001, primarily due to Churchill Downs increase of $7.6 million for the collection of revenues for corporate sponsor event tickets, season box and membership sales and future wagering related to the 2001 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2001.

Significant Changes in the Balance Sheet March 31, 2001 to March 31, 2000
-------------------------------------------------------------------------

The net plant and equipment increase of $65.9 million included $64.4 million for the merger with Arlington Park. The remaining increase was due to capital spending offset by depreciation expense.

Accounts payable increased $9.2 million primarily as a result of an increase for Hoosier Park due to the timing of live racing operations and the merger with Arlington Park.

Accrued expenses increased $11.0 million primarily due to the timing of the merger with Arlington Park.

                          CHURCHILL DOWNS INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The long-term debt decrease of $14.3 million was due primarily to the implementation of our cash management system during the third quarter of 2000.

Common stock increased by $52.9 million primarily due to the issuance of 3.15 million shares of common stock to complete the merger with Arlington Park during the third quarter of 2000.

Liquidity and Capital Resources
-------------------------------

The change in working capital between March 31, 2001 and 2000 is a result of the Arlington Park merger as well as the use of internally generated funds to reduce long-term debt. Cash flows provided by (used in) operations were $1.6 and $(4.4) million for the three months ended March 31, 2001 and 2000, respectively. The net increase in cash provided by operations as compared to 2000 was primarily a result of current period separate classification of restricted assets which represent refundable deposits and amounts due to horsemen for purses, stakes and awards. Management believes cash flows from operations and available borrowings during 2001 will be sufficient to fund our cash requirements for the year, including capital improvements and future acquisitions.

Cash flows used in investing activities were $4.3 and $5.3 million for the three months ended March 31, 2001 and 2000, respectively. Capital spending of $4.3 million in 2001 was $1.0 million less than 2000 and is primarily the result of the expansion of Churchill Downs' main entrance and corporate offices completed during 2000.

Cash flows provided by (used in) financing activities were $.02 and $(10.8) million for the three months ended March 31, 2001 and 2000, respectively. We borrowed $42.1 million and repaid $37.0 million on our line of credit during 2001.

We have a $250 million line of credit under a revolving loan facility, of which $158.3 million was outstanding at March 31, 2001. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Significant Accounting Pronouncements
-------------------------------------

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

                          CHURCHILL DOWNS INCORPORATED

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         At March 31, 2001, we had $158.3 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.6 million.

         In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the March 31, 2001, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable

ITEM 5.  Other Information
         -----------------

         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         A.   Exhibits

              See exhibit index on page 22.

         B.   Reports on Form 8-K

               (1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated February 28, 2001, attaching our fourth quarter and fiscal year ended December 31, 2000, earnings release dated February 27, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHURCHILL DOWNS INCORPORATED


         May 15, 2001                      \s\Thomas H. Meeker
                                           -------------------------------------
                                           Thomas H. Meeker
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



         May 15, 2001                      \s\Robert L. Decker
                                           -------------------------------------
                                           Robert L. Decker
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)



         May 15, 2001                      \s\Michael E. Miller
                                           -------------------------------------
                                           Michael E. Miller
                                           Senior Vice President, Finance
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Numbers    Description                              By Reference To
-------    -----------                              ---------------
  (10)(a)  Churchill Downs Incorporated Deferred    Page 23, Report on Form 10-Q
           Compensation Plan as Amended and         for the fiscal quarter ended
           Restated effective January 1, 2001       March 31, 2001

      (b)  Sixth Amendment to $250,000,000          Exhibit (10)(g) to Report on
           Revolving Credit Facility  credit        Form 10-K for the year ended
           Agreement dated March 15, 2001           December 31, 2000