Form 10-Q
period 2001-06-30
CHURCHILL DOWNS INC
filed 2001-08-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-1469

CHURCHILL DOWNS INCORPORATED
(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0156015 (IRS Employer Identification No.)

700 Central Avenue, Louisville, KY 40208
Address of principal executive offices)
(Zip Code)

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

Yes    X    No____

The number of shares outstanding of registrant’s common stock at August 14, 2001 was 13,097,999 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION	PAGES

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets, June 30, 2001, December 31, 2000 and June 30, 2000	3

	Condensed Consolidated Statements of Earnings for the six and three months ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

	Condensed Notes to Consolidated Financial Statements	6-12

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30,	December 31,	June 30,
ASSETS	2001	2000	2000
	(unaudited)		(unaudited)
Current assests:
Cash and cash equivalents	$ 22,515	$ 10,807	$ 21,931
Restricted cash	18,455	9,006	30,438
Accounts receivable, net	43,083	32,535	24,176
Other current assets	5,365	2,932	3,741
Total current assets	89,418	55,280	80,286

Other assets	9,313	8,116	6,988
Plant and equipment, net	343,402	342,767	275,692
Intangible assets, net	62,653	63,841	61,216
	$504,786	$470,004	$424,182
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 73,490	$ 34,894	$ 50,462
Accrued expenses	34,991	30,617	22,230
Dividends payable	-	6,508	-
Income taxes payable	6,517	1,091	5,990
Deferred revenue	4,052	11,353	2,334
Long-term debt, current portion	2,461	2,324	2,904
Total current liabilities	121,511	86,787	83,920

Long-term debt, due after one year	143,036	155,716	166,658
Other liabilities	12,475	9,837	11,001
Deferred income taxes	15,133	15,179	14,920
Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized;
issued: 13,084 shares June 30, 2001, 13,019 shares
December 31, 2000, and 9,854 shares June 30, 2000	124,485	123,227	71,634
Retained earnings	90,258	79,323	76,172
Accumulated other comprehensive income	(2,047)	-	-
Deferred compensation costs	-	-	(58)
Note receivable for common stock	(65)	(65)	(65)
	$212,631	$202,485	$147,683
	$504,786	$470,004	$424,182
The accompanying notes are an integral part of the condensed consolidated financial statements.
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
for the six and three months ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per share data)

Six Months Ended June 30,		Three Months Ended June 30,
2001	2000	2001	2000

Net revenues	$194,972	$158,103	$163,257	$132,184
Operating expenses	154,065	121,873	114,802	90,505

Gross Profit	40,907	36,230	48,455	41,679

Selling, general and administrative expenses	15,948	12,282	8,032	6,191

Operating Income	24,959	23,948	40,423	35,488

Other income (expense):
Interest income	332	506	219	240
Interest expense	(6,956)	(7,671)	(3,441)	(3,920)
Miscellaneous, net	43	(416)	(88)	(458)
	(6,581)	(7,581)	(3,310)	(4,138)

Earnings before provision for income taxes	18,378	16,367	37,113	31,350

Provision for income taxes	(7,443)	(6,792)	(15,218)	(13,010)

Net earnings	$ 10,935	$ 9,575	$ 21,895	$ 18,340

Earnings per common share data:
Basic	$0.84	$0.97	$1.67	$1.86
Diluted	$0.83	$0.97	$1.66	$1.85

Weighted average shares outstanding:
Basic	13,065	9,854	13,084	9,854
Diluted	13,185	9,908	13,217	9,906

       The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six and three months ended June 30, (Unaudited) (In thousands)
	2001	2000
Cash flows from operating activities:
Net earnings	$ 10,935	$ 9,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, including amortization of loan origination costs classified as interest expense of $305 in 2001 and 2000	10,100	8,268
Deferred compensation	-	58
Deferred income taxes	197	172
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(9,449)	(30,438)
Accounts receivable	(10,548)	103
Other current assets	(1,373)	(1,067)
Accounts payable	38,596	27,449
Accrued expenses	1,504	6,628
Income taxes payable	5,426	5,654
Deferred revenue	(7,301)	(8,525)
Other assets and liabilities	955	343
Net cash provided by operating activities	39,042	18,220
Cash flows from investing activities:
Additions to plant and equipment, net	(9,541)	(13,502)
Proceeds from the sale of Training Facility assets	-	4,969
Net cash used in investing activities	(9,541)	(8,533)
Cash flows from financing activities:
Increase in long-term debt, net	9	2,111
Borrowings on bank line of credit	121,739	15,000
Repayments of bank line of credit	(134,291)	(29,000)
Payment of dividends	(6,508)	(4,927)
Common stock issued	1,258	-
Net cash used in financing activities	(17,793)	(16,816)

Net increase (decrease) in cash and cash equivalents	11,708	(7,129)
Cash and cash equivalents, beginning of period	10,807	29,060
Cash and cash equivalents, end of period	$ 22,515	$ 21,931
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 6,555	$ 7,420
Income taxes	$ 1,740	$ 1,117
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

1.        Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the period ended December 31, 2000 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

Because of the seasonal nature of our business and recent merger activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings as we normally earn a substantial portion of our net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and Kentucky Oaks are run.

2.        Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 6.23% on the outstanding balance at June 30, 2001, before consideration of the impact of the Company's interest rate swap contracts. There was $140.6 million outstanding on the line of credit at June 30, 2001, compared to $153.2 million outstanding at December 31, 2000, and $164.0 million outstanding at June 30, 2000. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the six months ended June 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)
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

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive income and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in accumulated other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.6 million in accumulated other comprehensive income to recognize the fair value of these swaps upon adoption of SFAS 133 on January 1, 2001. The Company expects to reclassify approximately $0.2 million of the January 1, 2001 net loss from accumulated other comprehensive income into net income as interest expense, net before December 31, 2001. The Company also expects to reclassify approximately $1.2 million of the March 31, 2001 net loss of $2.1 million recorded in accumulated other comprehensive income into net income as interest expense, net over the next twelve months.

Comprehensive income consists of the following:
	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
Net earnings	$10,935	$ 9,575	$21,895	$18,340
Cash flow hedging (net of related tax benefit of $1,303 for the six months ended in 2001 and tax provision of $62 for the three months ended in 2001)	(2,047)	-	97	-
Comprehensive income	$ 8,888	$ 9,575	$21,992	$18,340
7

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

4.        Acquisitions and Other Transactions

On September 8, 2000, three of the Company’s wholly owned subsidiaries merged with Arlington International Racecourse, Inc., Arlington Management Services, Inc. and Turf Club of Illinois, Inc. (collectively referred to as “Arlington Park”). The Company issued 3.15 million shares of its common stock, with a fair value of $51.3 million, to Duchossois Industries, Inc. (“DII”) and could issue up to an additional 1.25 million shares of common stock dependent upon the opening of the riverboat casino at Rosemont, Illinois, and the amount of subsidies received by Arlington Park as a result thereof. The purchase price was recorded based upon the fair value of shares issued to DII at the announcement of the mergers on June 23, 2000, plus the estimated fair value of liabilities assumed and approximately $2.2 million in merger-related costs. The acquired tangible and intangible assets of $81.5 million and assumed liabilities of $28.0 million of Arlington Park were recorded at their estimated fair values as of the merger date. The allocation of the purchase price may require adjustment in the Company’s future financial statements based on a final determination of the fair value of certain liabilities assumed in the merger. The Company also earned $5.8 million in management fees related to the Arlington Park management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8, 2000. The merger was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Arlington Park have been included in the Company’s consolidated financial statements since the date of merger.

Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park had occurred on January 1, 2000:
Six Months Ended
June 30, 2000
Net revenues	$194,470
Net earnings	8,698
Earnings per common share:
Basic	0.67
Diluted	0.67
Weighted average shares
Basic	13,004
Diluted	13,005
This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2000, nor is it necessarily indicative of future operating results.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

5.        Earnings Per Share

           The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

	Six months		Three months
	ended June 30,		ended June 30,
	2001	2000	2001	2000
Net earnings (numerator amounts used for basic and diluted per share computaions:	$10,935	$ 9,575	$21,895	$18,340

Weighted average shares (denominator) of common stock outstanding per share:
Basic	13,065	9,854	13,084	9,854
Plus dilutive effect of stock options	120	54	133	52
Diluted	13,185	9,908	13,217	9,906
Earnings per common share:
Basic	$0.84	$0.97	$1.67	$1.86
Diluted	$0.83	$0.97	$1.66	$1.85

Options to purchase approximately 64 and 74 shares for the periods ending June 30, 2001 and 2000, respectively, were not included in the computation of earnings per common share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

6.        Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs racetrack and its off-track betting (“OTB”) facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Arlington Park and its OTBs (5) Ellis Park racetrack and its on-site simulcast facility (6) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana OTBs and (7) other investments, including Charlson Broadcast Technologies LLC and the Company’s other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions.

Most of the Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s annual report to stockholders for the year ended December 31, 2000. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

6.        Segment Information (cont'd)

The table below presents information about reported segments for the six months and three months ended June 30, 2001 and 2000:
	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
Churchill Downs	$ 68,186	$ 64,678	$ 63,937	$ 60,121
Hollywood Park	54,867	50,879	49,378	45,120
Arlington Park	27,661	-	21,269	-
Calder Race Course	14,180	13,669	12,858	11,792
Hoosier Park	26,318	24,217	13,885	13,032
Ellis Park	3,016	3,202	1,593	1,616
Other investments	2,683	3,514	1,768	2,207
	196,911	160,159	164,688	133,888
Corporate revenues	863	605	862	592
Eliminations	(2,802)	(2,661)	(2,293)	(2,296)
	$194,972	$158,103	$163,257	$132,184
EBITDA:
Churchill Downs	$ 26,376	$ 23,863	$ 30,090	$ 27,393
Hollywood Park	11,246	9,472	12,781	11,093
Arlington Park	(108)	-	1,440	-
Calder Race Course	(830)	(745)	1,575	1,284
Hoosier Park	3,151	3,442	1,434	1,555
Ellis Park	(1,327)	(1,047)	(724)	(656)
Other investments	848	700	620	565
	39,356	35,685	47,216	41,234
Corporate expenses	(4,559)	(4,189)	(2,011)	(2,181)
	$ 34,797	$ 31,496	$ 45,205	$ 39,053
Operating income (loss):
Churchill Downs	$ 24,202	$ 22,003	$ 29,000	$ 26,456
Hollywood Park	8,678	7,315	11,482	9,995
Arlington Park	(1,217)	-	886	-
Calder Race Course	(2,578)	(2,527)	725	392
Hoosier Park	2,360	2,778	1,039	1,222
Ellis Park	(1,994)	(1,769)	(1,038)	(1,018)
Other investments	67	(24)	335	261
	29,518	27,776	42,429	37,308
Corporate expenses	(4,559)	(3,828)	(2,006)	(1,820)
	$ 24,959	$ 23,948	$ 40,423	$ 35,488
11

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2001 and 2000 (Unaudited)
($ in thousands, except per share data)

6.        Segment Information (cont'd)

	As of	As of	As of
	June 30, 2001	December 31, 2000	June 30, 2000
Total assets:
Churchill Downs	$387,212	$358,081	$ 365,223
Hollywood Park	200,219	174,232	181,294
Calder Race Course	107,919	127,666	104,839
Arlington Park	83,716	74,554	-
Hoosier Park	36,221	32,718	36,235
Ellis Park	16,801	21,381	23,898
Other investments	46,362	45,390	303,567
	878,450	834,022	1,015,056
Eliminations	(373,664)	(364,018)	(590,874)
$504,786	$470,004	$ 424,182

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	Six Months		Three Months
	ended June 30,		ended June 30,
(in thousands)	2001	2000	2001	2000
Total EBITDA	$34,797	$31,496	$45,205	$39,053
Depreciation and amortization	(9,795)	(7,964)	(4,870)	(4,023)
Interest income (expense), net	(6,624)	(7,165)	(3,222)	(3,680)
Earnings before provision for income taxes	$18,378	$16,367	$37,113	$31,350

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K for the period ended December 31, 2000, for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Hollywood Park, a Thoroughbred racetrack in Inglewood, California; Arlington Park, a Thoroughbred racetrack in Arlington Heights, Illinois; Calder Race Course, a Thoroughbred racetrack in Miami, Florida; and Ellis Park, a Thoroughbred racetrack in Henderson, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine off-track betting (OTB) facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

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

Our revenues are generated from commissions on pari-mutuel wagering at our racetracks and OTB facilities, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities and nine separate OTBs, which are included in their respective racetracks, during the six months ended June 30, 2001 and 2000 is as follows ($ in thousands):

	Churchill	Hollywood	Calder Race	Arlington	Hoosier	Ellis
	Downs	Park	Course	Park*	Park	Park
Live Racing
2001 handle	$86,554	$109,201	$34,902	$9,607	$6,094	-
2001 no. of days	46	54	30	14	83	-
2000 handle	$90,856	$100,240	$33,838	-	$4,814	-
2000 no. of days	45	46	29	-	61	-

Export simulcasting
2001 handle	$384,924	$412,556	$84,938	$30,287	$20,039	-
2001 no. of days	46	54	30	14	83	-
2000 handle	$354,265	$374,889	$86,134	-	$14,494	-
2000 no. of days	45	46	29	-	61	-

Import simulcasting
2001 handle	$46,051	$102,525	-	$161,547	$68,242	$21,887
2001 no. of days	101	134	-	181	593	166
2000 handle	$51,107	$120,517	-	-	$72,013	$23,179
2000 no. of days	104	129	-	-	597	181
Number of OTBs	1	-	-	5	3	-

Totals
2001 handle	$517,529	$624,282	$119,840	$201,441	$94,375	$21,887
2000 handle	$496,228	$595,646	$119,972	-	$91,321	$23,179

* Pari-mutuel wagering information for Arlington Park represents amounts wagered since the September 8, 2000 merger date.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Revenues

Net revenues during the six months ended June 30, 2001 increased $36.9 million (23%) from $158.1 million in 2000 to $195.0 million in 2001. Arlington Park contributed $27.7 million to 2001 net revenues due to the timing of the September 8, 2000 merger. Churchill Downs racetrack revenues increased $3.5 million primarily due to increased pari-mutuel wagering, corporate sponsor event ticket prices and admissions and seat revenue for Kentucky Oaks and Kentucky Derby days. Hollywood Park revenues increased $4.0 million primarily as a result of increased pari-mutuel revenues due to an increase in the number of live racing days.

Operating Expenses

Operating expenses increased $32.2 million (26%) from $121.9 million in 2000 to $154.1 million in 2001 primarily as a result of Arlington Park’s 2001 operating expenses of $24.9 million. Hollywood Park operating expenses increased $2.7 million primarily due to an increase in purses, consistent with the increase in pari-mutuel revenues.

Gross Profit

Gross profit increased $4.7 million from $36.2 million in 2000 to $40.9 million in 2001. The increase in gross profit was primarily the result of the merger with Arlington Park and the increase in gross profit for Churchill Downs racetrack and Hollywood Park as a result of the revenue increases described above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $3.6 million (30%) from $12.3 million in 2000 to $15.9 million in 2001. This is primarily the result of the 2000 merger with Arlington Park resulting in SG&A expenses of $2.9 million.

Other Income and Expense

Interest expense decreased $0.7 million from $7.7 million in 2000 to $7.0 million in 2001 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in the interest rate spread charged within the revolving loan facility resulting from the improvement in leverage ratios.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Provision

The increase in the income tax provision of $0.6 million for the six months ended June 30, 2001 as compared to June 30, 2000 is primarily a result of an increase in pre-tax earnings off-set by a decline in the Company’s effective income tax rate from 41.5% in 2000 to 40.5% in 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Revenues

Net revenues during the three months ended June 30, 2001 increased $31.1 million (24%) from $132.2 million in 2000 to $163.3 million in 2001. Arlington Park contributed $21.3 million in net revenues for the quarter. Churchill Downs racetrack revenues increased $3.8 million primarily due to $1.3 million of increased pari-mutuel wagering, and an increase in corporate sponsor event ticket prices and admissions revenue on Kentucky Oaks and Kentucky Derby days. Hollywood Park revenues increased $4.3 million primarily as a result of increased pari-mutuel revenues due to an increase in the number of live racing days.

Operating Expenses

Operating expenses increased $24.3 million (27%) from $90.5 million in 2000 to $114.8 million in 2001. Arlington Park incurred 2001 operating expenses of $19.1 million. Churchill Downs racetrack and Hollywood Park operating expenses increased $1.3 million and $2.8 million, respectively, primarily due to increases in purses, consistent with increases in pari-mutuel wagering revenues.

Gross Profit

Gross profit increased $6.8 million from $41.7 million in 2000 to $48.5 million in 2001. The increase in gross profit was primarily the result of the inclusion of Arlington Park and the increase in gross profit for Churchill Downs racetrack and Hollywood Park as a result of the revenue increases described above.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.8 million (30%) from $6.2 million in 2000 to $8.0 million in 2001 primarily due to SG&A expenses of $1.3 million for Arlington Park.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Interest expense decreased $0.5 million from $3.9 million in 2000 to $3.4 million in 2001 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in the interest rate spread charged within the revolving loan facility resulting from the improvement in leverage ratios.

Income Tax Provision

Our income tax provision increased by $2.2 million for the three months ended June 30, 2001 as compared to June 30, 2000 primarily as a result of an increase in pre-tax earnings off-set by a decline in the Company’s effective income tax rate from 41.5% in 2000 to 41.0% in 2001.

Significant Changes in the Balance Sheet June 30, 2001 to December 31, 2000

Restricted cash increased $9.4 million as a result of an increase in deposit amounts due to horsemen for purses, stakes and awards due to the timing of live racing at Calder Race Course and Hollywood Park.

Account Receivable increased $10.5 million primarily due to the timing of payments received related to Churchill Downs racetrack, Hollywood Park and Arlington Park’s live race meets.

Accounts payable increased $38.6 million at June 30, 2001 primarily due to increases in purses payable and other expenses related to the operation of live racing at Churchill Downs racetrack, Hollywood Park, Arlington Park and Hoosier Park.

Dividends payable decreased $6.5 million at June 30, 2001 as a result of the payment of dividends of $6.5 million (declared in 2000) in the first quarter of 2001.

Income taxes payable increased by $5.4 million at June 30, 2001 representing the estimated income tax expense attributed to income generated in the six months of 2001.

Deferred revenue decreased $7.3 million at June 30, 2001, primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 2000 recognized as income in May 2001 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt decrease of $12.7 million was the result of the application of current cash flow to reduce borrowings under our bank line of credit during 2001.

Significant Changes in the Balance Sheet June 30, 2001 to June 30, 2000

Accounts receivable increased $18.9 million at June 30, 2001. The merger with Arlington Park increased accounts receivable by $4.7 million. The remaining increase was primarily due to the timing of payments received for simulcast receivables for Churchill Downs racetrack, Hollywood Park and Calder Race Course.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net plant and equipment increased $67.7 million primarily as a result of the merger with Arlington Park. Additional increases were due to capital spending at the other operating units offset by depreciation.

The accounts payable increase of $23.0 million was primarily due to the merger with Arlington Park which represents $15.6 million of the increase. The additional $7.4 million increase was primarily due to the timing of payments for horsemen-related and simulcast payables for Churchill Downs racetrack and Calder Race Course live racing meets.

Accrued expenses increased $12.8 million primarily due to the merger with Arlington Park, which represents $11.2 million of the increase.

The long-term debt net decrease of $23.6 million was the result of the application of current cash flow to reduce borrowings under our bank line of credit during 2001.

Common stock increased by $52.9 million primarily due to the issuance of 3.15 million shares of common stock to complete the merger with Arlington Park during the third quarter of 2000.

Liquidity and Capital Resources

The change in working capital between June 30, 2001 and 2000 is a result of the Arlington Park merger as well as the use of internally generated funds to reduce long-term debt. Cash flows provided by operations were $39.0 million and $18.2 million for the six months ended June 30, 2001 and 2000, respectively. The net increase in cash provided by operations as compared to 2000 is primarily a result of the separate classification of restricted assets since the second quarter of 2000. Restricted assets represent refundable deposits and amounts due to horsemen for purses, stakes and awards. Management believes cash flows from operations and available borrowings during 2001 will be sufficient to fund our cash requirements for the year, including capital improvements and future acquisitions.

Cash flows used in investing activities were $9.5 million and $8.5 million for the six months ended June 30, 2001 and 2000, respectively. Capital spending of $9.5 million in 2001 is $4.0 million less than 2000 and is primarily the result of the expansion of Churchill Downs’ main entrance and corporate offices completed during 2000.

Cash flows used in financing activities were $17.8 million and $16.8 million for the six months ended June 30, 2001 and 2000, respectively. We borrowed $121.7 million and repaid $134.3 million on our line of credit during 2001.

We have a $250 million line of credit under a revolving loan facility, of which $140.6 million was outstanding at June 30, 2001. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS No. 141), “Business Combinations,” which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001, or later. The Company will apply the provisions of FAS 141 to any future business combinations.

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company is currently analyzing the impact of FAS 142 and cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002 at this time.

CHURCHILL DOWNS INCORPORATED

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2001, we had $140.6 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.4 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each, which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the June 30, 2001 notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The registrant’s 2001 Annual Meeting of Shareholders was held on June 21, 2001. Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class II Director	Votes For	Votes Withheld
Richard L. Duchossois	12,206,015	35,796
J. David Grissom	12,223,509	18,302
Seth W. Hancock	12,200,171	41,640
Frank B. Hower, Jr.	12,223,259	18,552
Thomas H. Meeker	11,861,644	380,167

Class I Director	Votes For	Votes Withheld
Craig J. Duchossois	12,205,840	35,971

Class III Director	Votes For	Votes Withheld
Robert L. Fealy	12,218,748	23,063

A proposal (Proposal No. 2) to approve the minutes of the 2000 Annual Meeting of Shareholders’ was approved by a vote of the majority of the shares of the registrant’s common stock represented at the meeting: 12,207,917 shares were voted in favor of the proposal; 11,594 were voted against; and 22,300 abstained.

The total number of shares of common stock outstanding as of April 23, 2001, the record date of the Annual Meeting of Shareholders, was 13,084,451.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A. Exhibits

See exhibit index on page 25.

B. Reports on Form 8-K

Churchill Downs Incorporated filed a Current Report on Form 8-K dated May 10, 2001, attaching our first quarter earnings release dated May 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 14, 2001	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2001	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 14, 2001	\s\Michael E. Miller
Michael E. Miller
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

(3)(a)	Restated Bylaws of Churchill Downs Incorporated as amended	Page 26, Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(10)(a)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)	Page 38, Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

