Form 10-Q
period 2001-09-30
CHURCHILL DOWNS INC
filed 2001-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    X    No____

The number of shares outstanding of registrant’s common stock at November 14, 2001 was 13,097,996 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION	PAGES

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets, September 30, 2001, December 31, 2000 and September 30, 2000	3

	Condensed Consolidated Statements of Earnings for the nine and three months ended September 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

	Condensed Notes to Consolidated Financial Statements	6-12

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,	December 31,	September 30,
ASSETS	2001	2000	2000
	(unaudited)		(unaudited)
Current assests:
Cash and cash equivalents	$ 15,751	$ 10,807	$ 11,359
Restricted cash	8,389	9,006	9,270
Accounts receivable, net	32,953	32,535	35,777
Other current assets	6,025	2,932	4,627
Total current assets	63,118	55,280	61,033

Other assets	9,664	8,116	7,390
Plant and equipment, net	341,920	342,767	339,593
Intangible assets, net	62,056	63,841	64,346
	$476,758	$470,004	$472,362
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 44,801	$ 34,894	$ 39,740
Accrued expenses	32,369	30,617	32,780
Dividends payable	-	6,508	-
Income taxes payable	11,362	1,091	1,774
Deferred revenue	4,423	11,353	5,386
Long-term debt, current portion	2,308	2,324	2,277
Total current liabilities	95,263	86,787	81,957

Long-term debt, due after one year	134,128	155,716	157,183
Other liabilities	13,255	9,837	11,057
Deferred income taxes	14,761	15,179	15,565
Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized;
issued: 13,098 shares September 30, 2001, 13,019 shares
December 31, 2000, and 13,015 shares September 30, 2000	124,750	123,227	123,149
Retained earnings	97,349	79,323	83,545
Accumulated other comprehensive income	(2,683)	-	-
Deferred compensation costs	-	-	(29)
Note receivable for common stock	(65)	(65)	(65)
	$219,351	$202,485	$206,600
	$476,758	$470,004	$472,362
The accompanying notes are an integral part of the condensed consolidated financial statements.
3

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
for the nine and three months ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share data)

Nine Months Ended September 30,		Three Months Ended September 30,
2001	2000	2001	2000

Net revenues	$316,219	$261,899	$121,247	$103,796
Operating expenses	253,210	202,614	99,145	80,741

Gross Profit	63,009	59,285	22,102	23,055

Selling, general and administrative expenses	23,295	19,513	7,347	7,231

Operating Income	39,714	39,772	14,755	15,824

Other income (expense):
Interest income	471	774	139	269
Interest expense	(9,864)	(11,353)	(2,908)	(3,683)
Miscellaneous, net	(29)	(513)	(72)	(97)
	(9,422)	(11,092)	(2,841)	(3,511)

Earnings before provision for income taxes	30,292	28,680	11,914	12,313

Provision for income taxes	(12,266)	(11,802)	(4,823)	(5,010)

Net earnings	$ 18,026	$ 16,878	$ 7,091	$ 7,303

Earnings per common share data:
Basic	$1.38	$1.67	$0.54	$0.69
Diluted	$1.37	$1.66	$0.54	$0.68

Weighted average shares outstanding:
Basic	13,075	10,121	13,093	10,649
Diluted	13,198	10,176	13,223	10,707

       The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended September 30, (Unaudited) (In thousands)
	2001	2000
Cash flows from operating activities:
Net earnings	$ 18,026	$ 16,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, including amortization of loan costs classified as interest expense of $457 in 2001 and 2000	15,306	12,655
Deferred compensation	-	86
Deferred income taxes	192	283
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	617	(9,270)
Accounts receivable	(418)	1,364
Other current assets	(1,996)	(1,899)
Accounts payable	9,907	409
Accrued expenses	(1,214)	3,595
Income taxes payable	10,271	1,438
Deferred revenue	(6,930)	(5,891)
Other assets and liabilities	446	1,150
Net cash provided by operating activities	44,207	20,798

Cash flows from investing activities:
Additions to plant and equipment, net	(12,674)	(16,776)
Proceeds from the sale of Training Facility assets	-	4,969
Net cash used in investing activities	(12,674)	(11,807)

Cash flows from financing activities:
(Decrease) increase in long-term debt, net	(143)	2,432
Borrowings on bank line of credit	173,252	66,679
Repayments of bank line of credit	(194,713)	(91,101)
Payment of dividends	(6,508)	(4,927)
Common stock issued	1,523	225
Net cash used in financing activities	(26,589)	(26,692)

Net increase (decrease) in cash and cash equivalents	4,944	(17,701)
Cash and cash equivalents, beginning of period	10,807	29,060
Cash and cash equivalents, end of period	$ 15,751	$ 11,359
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 9,320	$ 10,929
Income taxes	$ 2,131	$ 10,117
Schedule of non-cash activities:
Accrued merger costs related to Arlington Park	-	$ 2,095
Issuance of common stock related to the merger with Arlington Park	-	$ 51,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

1.        Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the period ended December 31, 2000 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

2.        Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 5.80% on the outstanding balance at September 30, 2001, before consideration of the impact of the Company’s interest rate swap contracts. There was $131.7 million outstanding on the line of credit at September 30, 2001, compared to $153.2 million outstanding at December 31, 2000, and $154.6 million outstanding at September 30, 2000. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)
3.	Financial Instruments

In order to mitigate a portion of the market risk on its variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. The Company has also entered into a contract which pays a fixed interest rate of 6.40% on a notional amount of $30.0 million and matures in November 2002. The variable interest rate on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (FAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive income and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in accumulated other comprehensive income will be reclassified into net income as net interest expense in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.6 million in accumulated other comprehensive income to recognize the fair value of these swaps upon adoption of FAS 133 on January 1, 2001. The Company expects to reclassify approximately $0.2 million of the January 1, 2001 net loss from accumulated other comprehensive income into net income as net interest expense before December 31, 2001. The Company also expects to reclassify approximately $1.8 million of the September 30, 2001 net loss of $2.7 million recorded in accumulated other comprehensive income into net income as net interest expense over the next twelve months.

Comprehensive income consists of the following:
	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000
Net earnings	$18,026	$16,878	$ 7,091	$ 7,303
Cash flow hedging (net of related tax benefit of $1,708 and $405 for the nine and three months ended in 2001, respectively)	(2,683)	-	(636)	-
Comprehensive income	$15,343	$16,878	$ 6,455	$ 7,303

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

4.        Acquisitions and Other Transactions

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

Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park had occurred on January 1, 2000:
Nine Months Ended
September 30, 2000
Net revenues	$324,960
Net earnings	16,270
Earnings per common share:
Basic	$1.32
Diluted	$1.32
Weighted average shares:
Basic	12,287
Diluted	12,342

This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2000, nor is it necessarily indicative of future operating results.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

5.        Earnings Per Share

           The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

	Nine months		Three months
	ended September 30,		ended September 30,
	2001	2000	2001	2000
Net earnings (numerator) amounts used for basic and diluted per share computaions:	$18,026	$16,878	$7,091	$7,303

Weighted average shares (denominator) of common stock outstanding per share:
Basic	13,075	10,121	13,093	10,649
Plus dilutive effect of stock options	123	55	130	58
Diluted	13,198	10,176	13,223	10,707
Earnings per common share:
Basic	$1.38	$1.67	$0.54	$0.69
Diluted	$1.37	$1.66	$0.54	$0.68

Options to purchase approximately 64 and 74 shares for the periods ending September 30, 2001 and 2000, respectively, were not included in the computation of earnings per common share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

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

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

6.	Segment Information (cont'd)

The table below presents information about reported segments for the nine months and three months ended September 30, 2001 and 2000:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net revenues:
Churchill Downs	$ 76,089	$ 73,639	$ 7,903	$ 8,961
Hollywood Park	71,904	75,003	17,037	24,124
Arlington Park	67,493	9,171	39,832	9,171
Calder Race Course	43,743	42,556	29,563	28,888
Hoosier Park	40,569	38,090	14,251	13,872
Ellis Park	15,447	15,726	12,431	12,524
Other investments	4,753	11,524	2,070	8,011
	319,998	265,709	123,087	105,551
Corporate revenues	1,244	651	381	46
Eliminations	(5,023)	(4,461)	(2,221)	(1,801)
	$316,219	$261,899	$121,247	$103,796
EBITDA:
Churchill Downs	$ 23,688	$ 21,502	$ (2,688)	$ (2,361)
Hollywood Park	12,922	13,380	1,676	3,909
Arlington Park	9,758	2,093	9,866	2,093
Calder Race Course	6,650	7,001	7,480	7,746
Hoosier Park	4,695	4,939	1,544	1,497
Ellis Park	1,264	1,534	2,591	2,581
Other investments	1,535	7,137	687	6,437
	60,512	57,586	21,156	21,902
Corporate expenses	(5,978)	(6,129)	(1,419)	(1,940)
	$ 54,534	$ 51,457	$ 19,737	$ 19,962
Operating income (loss):
Churchill Downs	$ 20,328	$ 18,721	$ (3,874)	$ (3,282)
Hollywood Park	9,024	10,082	346	2,767
Arlington Park	8,036	1,960	9,253	1,960
Calder Race Course	4,022	4,307	6,600	6,834
Hoosier Park	3,539	3,942	1,179	1,164
Ellis Park	284	442	2,278	2,211
Other investments	559	6,146	492	6,169
	45,792	45,600	16,274	17,823
Corporate expenses	(6,078)	(5,828)	(1,519)	(1,999)
	$ 39,714	$ 39,772	$ 14,755	$ 15,824

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2001 and 2000 (Unaudited) ($ in thousands, except per share data)

6.        Segment Information (cont'd)

	As of	As of	As of
	September 30,2001	December 31, 2000	September 30, 2000
Total assets:
Churchill Downs	$366,407	$358,081	$408,990
Hollywood Park	179,626	174,232	165,913
Arlington Park	81,867	74,554	85,080
Calder Race Course	115,571	127,666	114,857
Hoosier Park	37,729	32,718	37,231
Ellis Park	20,246	21,381	30,606
Other investments	46,957	45,390	47,007
	848,403	834,022	889,684
Eliminations	(371,645)	(364,018)	(417,322)
$476,758	$470,004	$472,362

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	Nine Months		Three Months
	ended September 30,		ended September 30,
	2001	2000	2001	2000
Total EBITDA	$54,534	$51,457	$19,737	$19,962
Depreciation and amortization	(14,849)	(12,198)	(5,054)	(4,235)
Interest income (expense), net	(9,393)	(10,579)	(2,769)	(3,414)
Earnings before provision for income taxes	$30,292	$28,680	$11,914	$12,313

7.	Pending Transactions

The Company has entered into a definitive agreement with Centaur Racing, LLC (“Centaur”), a privately held company, to sell a 15 percent interest in Hoosier Park, LP (“HPLP”) for a purchase price of $4.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission and various regulatory agencies. It is also contingent upon Centaur purchasing the entire 10 percent interest in HPLP held by Conseco HPLP, LLC, which is the Company’s third existing partner in HPLP. The agreement also provides Centaur an option to purchase additional partnership interests. Upon closing, the Company will retain a 62 percent interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 38 percent minority interest in HPLP. Closing is anticipated to occur during the fourth quarter of 2001.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions and the impact of the terrorist attacks on September 11, 2001, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities and nine separate OTBs, which are included in their respective racetracks, during the nine months ended September 30, 2001 and 2000 is as follows ($ in thousands):

	Churchill	Hollywood	Calder Race	Arlington	Hoosier	Ellis
	Downs	Park	Course	Park*	Park	Park
Live Racing
2001 handle	$94,787	$135,999	$116,049	$50,662	$11,124	$16,841
2001 no. of days	52	66	97	80	141	41
2000 handle	$100,484	$144,499	$109,426	$65,679	$10,797	$16,686
2000 no. of days	53	65	96	103	119	41

Export simulcasting
2001 handle	$427,606	$519,522	$271,918	$254,586	$46,583	$108,858
2001 no. of days	52	66	97	80	141	41
2000 handle	$406,253	$505,495	$268,100	$267,432	$39,372	$102,512
2000 no. of days	53	65	96	103	119	41

Import simulcasting
2001 handle	$75,816	$176,358	-	$323,585	$101,035	$25,534
2001 no. of days	172	213	-	1,355	895	198
2000 handle	$83,479	$191,126	-	$346,095	$105,448	$28,041
2000 no. of days	176	212	-	1,370	908	272
Number of OTBs	1	-	-	5	3	-

Totals
2001 handle	$598,209	$831,879	$387,967	$628,833	$158,742	$151,233
2000 handle	$590,216	$841,120	$377,526	$679,206	$155,617	$147,239

* Pari-mutuel wagering information for Arlington Park is provided for the nine months ended September 30, 2001 and 2000. Although the summary reflects handle for the first nine months of 2000 as if the merger had taken place at the beginning of the year, only revenues generated since the subsidiaries’ merger date have been included in the Company’s consolidated statements of earnings.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Revenues

Net revenues during the nine months ended September 30, 2001 increased $54.3 million (21%) from $261.9 million in 2000 to $316.2 million in 2001. Arlington Park revenues increased $58.3 million during 2001 due to the timing of the September 8, 2000 merger. Churchill Downs racetrack revenues increased $2.4 million primarily due to increased corporate sponsor event ticket prices and admissions and seat revenue for Kentucky Oaks and Kentucky Derby days. Hoosier Park revenues increased $2.5 million due to the increase of 22 days of live racing during 2001. Calder Race Course revenues increased $1.2 million as a result of increased attendance and handle during 2001. Increases were offset by a decrease in revenues at Hollywood Park primarily due to a decrease in attendance and handle as a result of the impact of the energy-related problems on the West Coast and the overall economic slowdown. Other investment revenues decreased as a result of the Arlington Park management contract that was in effect during the third quarter of 2000 prior to the closing of the Arlington Park merger. Corporate revenues increased $0.6 million primarily as a result of an accounting services contract whereby we provide simulcast accounting services to a third party.

Operating Expenses

Operating expenses increased $50.6 million (25%) from $202.6 million in 2000 to $253.2 million in 2001 primarily as a result of Arlington Park’s increase in operating expenses of $48.6 million. Calder Race Course and Hoosier Park also had increases and Hollywood Park had a decrease in operating expenses consistent with the increases and decrease in pari-mutuel revenues described above.

Gross Profit

Gross profit increased $3.7 million from $59.3 million in 2000 to $63.0 million in 2001. The increase in gross profit was primarily the result of the merger with Arlington Park and the increase in gross profit for Churchill Downs racetrack as a result of the revenue increases described above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $3.8 million (19%) from $19.5 million in 2000 to $23.3 million in 2001 as a result of the 2000 merger with Arlington Park.

Other Income and Expense

Interest expense decreased $1.5 million from $11.4 million in 2000 to $9.9 million in 2001 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in interest rates on the revolving loan facility resulting from the improvement in our leverage ratios.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Income Tax Provision

The increase in our income tax provision of $0.5 million for the nine months ended September 30, 2001 as compared to September 30, 2000 is the result of an increase in pre-tax earnings offset by a decline in the Company’s effective income tax rate from 41.2% in 2000 to 40.5% in 2001.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Revenues

Net revenues during the three months ended September 30, 2001 increased $17.4 million (17%) from $103.8 million in 2000 to $121.2 million in 2001. Arlington Park revenues increased $30.7 million due to the timing of the merger during the third quarter of 2000. Hollywood Park revenues decreased $7.1 million primarily as a result of the shift of eight racing days from the third to the second quarter during 2001, as well as the overall economic slowdown. Other investment revenues decreased as a result of the Arlington Park management contract that was in effect during the third quarter of 2000 prior to the closing of the Arlington Park merger. Corporate revenues increased $0.3 million as a result of additional revenues from providing simulcast accounting services to a third party.

Operating Expenses

Operating expenses increased $18.4 million (23%) from $80.7 million in 2000 to $99.1 million in 2001. Arlington Park operating expenses increased $22.6 million due to the timing of the merger. Hollywood Park operating expenses decreased $4.4 million consistent with the decrease in pari-mutuel revenues for the quarter ended September 30, 2001.

Gross Profit

Gross profit decreased $1.0 million from $23.1 million in 2000 to $22.1 million in 2001. The decrease was primarily the result of the overall decrease in Hollywood Park gross profits described above.

Selling, General and Administrative Expenses

SG&A expenses increased by $0.1 million (2%) from $7.2 million in 2000 to $7.3 million in 2001 primarily due to SG&A increased expenses of $0.7 million for Arlington Park due to the timing of the merger offset by decreases at our other racing facilities and corporate expenses.

Other Income and Expense

Interest expense decreased $0.8 million from $3.7 million in 2000 to $2.9 million in 2001 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in interest rates on the revolving loan facility resulting from the improvement in leverage ratios.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Income Tax Provision

Our income tax provision decreased by $0.2 million for the three months ended September 30, 2001 as compared to September 30, 2000 as a result of a decrease in pre-tax earnings and a decline in the Company’s effective income tax rate from 40.7% in 2000 to 40.5% in 2001.

Significant Changes in the Balance Sheet September 30, 2001 to December 31, 2000

Accounts payable increased $9.9 million at September 30, 2001 primarily due to increases in simulcasting payables, purses payable and other expenses related to the operation of live racing at Churchill Downs racetrack, Arlington Park and Hoosier Park. These increases were offset by a decrease in payables at Hollywood Park due to the timing of live racing.

Dividends payable decreased $6.5 million at September 30, 2001 as a result of the payment of dividends of $6.5 million (declared in 2000) in the first quarter of 2001.

Income taxes payable increased by $10.3 million at September 30, 2001 representing the estimated income tax expense attributed to income generated in the nine months of 2001.

Deferred revenue decreased $6.9 million at September 30, 2001, primarily due to the significant amount of admission and seat revenue that was received prior to December 31, 2000 recognized as income in May 2001 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt decrease of $21.6 million was the result of the use of current cash flow to reduce borrowings under our bank line of credit during 2001.

Significant Changes in the Balance Sheet September 30, 2001 to September 30, 2000

The accounts payable increase of $5.1 million was primarily due to the timing of payments for purses payable for the Hoosier Park live racing meet and simulcast payables for Churchill Downs racetrack.

Income taxes payable increased $9.6 million as a result of the timing of the payment of income taxes to be paid during the fourth quarter of 2001 compared to the payment during the third quarter of 2000. This timing change is a result of the changes to tax laws included in the Economic Growth and Tax Relief Reconciliation Act of 2001, signed into law on June 7, 2001.

The long-term debt net decrease of $23.1 million was the result of the use of current cash flow to reduce borrowings under our bank line of credit during 2001.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The change in working capital between September 30, 2001 and 2000 is primarily due to the timing of income tax payments during 2001 compared to 2000. Cash flows provided by operations were $44.2 million and $20.8 million for the nine months ended September 30, 2001 and 2000, respectively. The net increase in cash provided by operations as compared to 2000 is primarily a result of the timing of the income tax payments and the separate classification of restricted assets since the second quarter of 2000. Restricted assets represent refundable deposits and amounts due to horsemen for purses, stakes and awards. The increase in depreciation and amortization is primarily due to the timing of the merger with Arlington Park. Management believes cash flows from operations and available borrowings during 2001 will be sufficient to fund our cash requirements for the year, including capital improvements and future acquisitions.

Cash flows used in investing activities were $12.7 million and $11.8 million for the nine months ended September 30, 2001 and 2000, respectively. Capital spending of $12.7 million in 2001 is $4.1 million less than 2000 as a result of the expansion of Churchill Downs’ main entrance and corporate offices completed during 2000.

Cash flows used in financing activities were $26.6 million and $26.7 million for the nine months ended September 30, 2001 and 2000, respectively. We borrowed $173.3 million and repaid $194.7 million on our line of credit during 2001.

We have a $250 million line of credit under a revolving loan facility, of which $131.7 million was outstanding at September 30, 2001. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Pending Transactions

We have entered into a definitive agreement with Centaur Racing, LLC (“Centaur”), a privately held company, to sell a 15 percent interest in Hoosier Park, LP (“HPLP”) for a purchase price of $4.5 million. HPLP is an Indiana limited partnership that owns Hoosier Park racetrack and related OTBs. The transaction is subject to certain closing conditions, including the approval of the Indiana Horse Racing Commission and various regulatory agencies. It is also contingent upon Centaur purchasing the entire 10 percent interest in HPLP held by Conseco HPLP, LLC, which is our third existing partner in HPLP. The agreement also provides Centaur an option to purchase additional partnership interests. Upon closing, we will retain a 62 percent interest in HPLP and continue to manage its day-to-day operations. Centaur, which already owned a portion of HPLP prior to the agreement, will then hold a 38 percent minority interest in HPLP. Closing is anticipated to occur during the fourth quarter of 2001.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001, or later. The Company will apply the provisions of FAS 141 to any future business combinations.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management anticipates that the adoption of FAS 144 will not have a material effect on the Company’s results of operations or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2001, we had $131.7 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.3 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each, which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the September 30, 2001 notional amounts under the interest rate swap contracts remain constant, a one-percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A. Exhibits

See exhibit index on page 24.

B. Reports on Form 8-K

Churchill Downs Incorporated filed a Current Report on Form 8-K dated July 26, 2001, attaching our second quarter earnings release dated July 24, 2001.

Churchill Downs Incorporated filed a Current Report on Form 8-K dated September 17, 2001, attaching our stock repurchase plan press release dated September 17, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 14, 2001	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2001	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 14, 2001	\s\Michael E. Miller
Michael E. Miller
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

(2)(a)	Partnership Interest Purchase Agreement dated as of October 16,2001 by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC	Page 25, Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(10)(a)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)	Page 60, Report on Form 10-Q for the fiscal quarter ended September 30, 2001