Form 10-K
period 2001-12-31
CHURCHILL DOWNS INC
filed 2002-03-15
CIK 20212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For year ended December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 0-1469

CHURCHILL DOWNS INCORPORATED (Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0156015 (IRS Employer Identification No.)

700 Central Avenue, Louisville, KY (Address of principal executive offices)	40208 (Zip Code)

(Registrant's telephone number, including area code)	(502) 636-4400

Securities registered pursuant to Section 12(b) of the Act:

None Title of each class registered	None Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE Title of class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

As of March 13, 2002, 13,114,908 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the shares held by nonaffiliates of the Registrant was $243,736,007.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 20, 2002 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 54 to 57.

PART I

ITEM 1.	BUSINESS

A.	INTRODUCTION

Churchill Downs Incorporated (the “Company”) is a racing company that conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other business interests. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We own and operate our flagship operation, Churchill Downs racetrack, in Louisville, Kentucky (“Churchill Downs”). Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill Downs operation also encompasses an off-track betting facility (“OTB”). In addition, the management of Churchill Downs oversees Ellis Park Race Course, Inc. (“Ellis Park”), which operates a Thoroughbred track in Henderson, Kentucky.

Churchill Downs Management Company (“CDMC”), a wholly owned subsidiary, manages all of our racing operations including: Churchill Downs; Arlington Park, a pari-mutuel horse racing operation in Arlington Heights along with five OTBs in Illinois; Calder Race Course, a Thoroughbred racing operation in Miami, Florida; and Hollywood Park, a Thoroughbred racing operation in Inglewood, California. Calder Race Course and Hollywood Park were acquired in April 1999 and September 1999, respectively. Arlington Park merged with the Company in September 2000.

Additionally, CDMC manages Hoosier Park at Anderson in Anderson, Indiana (“Hoosier Park”). Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing, and operates three OTBs in Indiana. Hoosier Park is owned by Hoosier Park, L.P. (“HPLP”), an Indiana limited partnership. Anderson Park, Inc. (“Anderson”), a wholly owned subsidiary of CDMC, is the sole general partner of HPLP. On December 3, 2001 we sold a 15% interest in HPLP to Centaur Racing, LLC (“Centaur”) for a purchase price of $4.5 million,which included an assignment to Centaur of an additional $3.6 million of the loan owed to the Company by HPLP. Anderson retains a 62% interest in HPLP and CDMC will continue to manage its day-to-day operations. Centaur now owns 38% of HPLP and, through a Partnership Interest Purchase Agreement, has options to purchase additional partnership interests from us.

We formed Churchill Downs Investment Company (“CDIC”), a wholly owned subsidiary, to oversee other industry related investments. CDIC owns a 60% ownership interest in Charlson Broadcast Technologies, LLC (“CBT”), a privately held company that provides television production and computer graphic software to the racing industry. CBT’s proprietary software displays odds, statistical data and other racing information on television in real-time for customers at racetracks and OTBs.

During January 2002, we sold our 35% interest in EquiSource, LLC, a procurement business that assists in the group purchasing of supplies and services for the equine industry, to the National Thoroughbred Racing Association, Inc. CDIC also holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries and a 24% interest in Kentucky Downs, LLC (“Kentucky Downs”), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet with seven live racing days in September, as well as year-round simulcasting. Our investments in CBT, EquiSource, NASRIN and Kentucky Downs are and were not material to the Company’s financial position or results of operations.

B.	LIVE RACING OPERATIONS

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder Race Course, Arlington Park, Hoosier Park and Ellis Park, which produces revenues through pari-mutuel wagering at our racetracks and OTBs, simulcast fees, admissions and concessions revenue.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum $1.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap. Calder Race Course is home to The Festival of the Sun, Florida’s richest day in Thoroughbred racing, offering approximately $1.7 million in total purse money. Hollywood Park is home to the Hollywood Gold Cup, which offers $0.8 million in purse money. Hollywood Park’s Autumn Meet is highlighted by the annual $2.9 million Autumn Turf Festival, comprised of thirteen turf races. The Arlington Million, which is run during the International Festival of Racing at Arlington Park, with a purse of $1.0 million, is one of three North American stops for the Emirates World Series Racing Championship. Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Arlington Park will host the Breeders’ Cup Championship (“Breeders’ Cup”) in 2002. Churchill Downs hosted the Breeders’ Cup in 2000, 1998, 1994, 1991 and 1988 and Hollywood Park also hosted the Breeders’ Cup in 1997, 1987 and 1984. Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races which feature $13.0 million in purses. These races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements are located in Louisville, Kentucky (“Churchill facility”). The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 48,500 persons, a state-of-the-art simulcast wagering facility designed to accommodate 450 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and our racetrack and corporate office facilities. The backside stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at the OTB known as Trackside (formerly the Louisville Sports Spectrum). The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

We continue to make numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons, including a $27 million renovation plan to restore and modernize key areas at the Churchill facility and to construct up to 66 luxury suites. The project began in January 2002.

Hollywood Park

Hollywood Park and the Hollywood Park Casino site and improvements are located in Inglewood, California (“Hollywood Park facility”). The Hollywood Park facility consists of approximately 240 acres of land upon which the racetrack and casino are located with a one and one-eighth (1 1/8) mile dirt track, a one-mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for 16,675 persons, a general admission area, a saddling paddock area and food and beverage facilities ranging from fast food to full-service restaurants. The stabling area consists of stalls to accommodate approximately 2,000 horses, tack rooms, feed rooms, a federally approved quarantine facility, a half-mile training track, and a not-for-profit Equine Teaching Hospital and Research Center operated under the direction of the Southern California Equine Foundation. The Hollywood Park facility also features parking areas for the public and office facilities.

The Hollywood Park Casino is a state-of-the-art facility that is open 24 hours a day, 365 days a year. The casino features more than 150 gaming tables offering a variety of California approved casino games. Under California gaming law, the casino is a card club. Thus, it is not authorized to operate slot machines or electronic gaming devices but instead rents tables to casino patrons for a seat fee charged on a per hand basis. The casino also offers facilities for simulcast wagering. We lease the facility to, Pinnacle Entertainment, Inc., formerly Hollywood Park, Inc., under a 10-year lease for an annual rent of $3.0 million. The lease includes a 10-year renewal option and is subject to an adjustment to the rent at the time the option is exercised.

Calder Race Course

The Calder Race Course racetrack and improvements are located in Miami, Florida (“Calder Race Course facility”). The Calder Race Course facility is adjacent to Pro Player Stadium, home of the Florida Marlins and Miami Dolphins. The Calder Race Course facility consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Arlington Park

Arlington Park was constructed in 1927 and reopened its doors in 1989 after a devastating fire engulfed the clubhouse four years earlier. The updated racecourse sits on 325 acres, has a one and one-eighths (1 1/8) mile dirt track, a one-mile turf course and a five-eighths (5/8) mile training track. The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants. During 2001, Arlington Park completed construction of 3 new barns on the backstretch stable area, a $3.0 million project, increasing the number of barns to 34 to accommodate approximately 2,200 horses. The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park

The Ellis Park racetrack and improvements, located in Henderson, Kentucky (“Ellis Park facility”), consist of approximately 250 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf course, permanent grandstands and a stabling area for 1,140 horses. The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

Hoosier Park

Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis (“Hoosier Park facility”). Hoosier Park leases the land under a long-term lease with the city of Anderson and owns all of the improvements on the site. The Hoosier Park facility consists of approximately 110 acres of leased land with a seven-eighths (7/8) mile dirt track, permanent grandstands and a stabling area. The facility includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to a full-service restaurant. The site also has a saddling paddock, parking areas for the public and office facilities. The stable area has barns sufficient to accommodate 980 horses and other facilities for backstretch personnel.

C.	SIMULCAST OPERATIONS

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities (“export”), and receiving signals from other tracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

Churchill Downs, Arlington Park and Calder Race Course conduct simulcast wagering only during live race meets, while Hollywood Park, Hoosier Park and Ellis Park offer year-round simulcast wagering. Our OTB in Kentucky primarily conducts simulcast wagering only when Churchill Downs is not operating a live race meet. The OTBs located in Indiana, Illinois and the Kentucky Off-Track Betting facilities conduct simulcast wagering year-round.

The Churchill Downs Simulcast Network (“CDSN”), the product content provider of the Company, will present 670 racing programs from our six racetracks to wagering outlets worldwide during 2002. The role of CDSN is to drive simulcast growth by marketing a superior simulcast product.

Off Track Betting Facilities

During 2001 we renamed our nine OTBs “Trackside” to create a common identity for our OTB operations.

The Kentucky OTB is located in Louisville, Kentucky, about seven miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex which has state-of-the-art audio visual capabilities for pari-mutuel wagering. The OTB provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park also operates five OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property, and two others are located in Rockford, Illinois consisting of approximately 8.6 acres, and Moline, Illinois on approximately 232.6 acres. Arlington Park also leases two OTBs, located in Waukegan, Illinois consisting of approximately 25,000 square feet and Chicago, Illinois consisting of approximately 19,700 square feet.

Hoosier Park owns and operates three OTBs providing a statewide distribution system for Hoosier Park’s racing signal, and additional simulcast markets for our products. These OTBs are located in: Merrillville, located about 30 miles southeast of Chicago, which consists of approximately 27,300 square feet of space; Fort Wayne consists of approximately 15,750 square feet of space; and a third OTB is located in downtown Indianapolis where Hoosier Park leases approximately 24,800 square feet of space.

Kentucky Off-Track Betting, LLC

We are a 50% owner in Kentucky Off-Track Betting, LLC (“KOTB”) with two other Kentucky Thoroughbred racetracks. KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Racing Commission (“KRC”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ and Ellis Park’s live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2001 and is not anticipated to have a substantial impact on operations in the future. Our investment in KOTB is not material to the Company’s financial position or results of operations.

In-Home Wagering

Technological innovations have opened the distribution channels for live racing products to include in-home wagering. Television Games Network (“TVG”), affiliated with Gemstar-TV Guide International, Inc., offers high-quality live racing video signals in conjunction with its interactive television wagering system. We have entered into agreements to broadcast our racetrack simulcast products as part of TVG’s programming content. This network is anticipated to eventually offer 24-hour-a-day programming throughout the United States that will be primarily devoted to developing new fans for racing. In jurisdictions where lawful, in-home patrons of TVG can wager on our live races as well as other race signals. As the originator of the live racing signal, we will receive a simulcast fee on in-home wagers placed on our races.

In the past, some representatives of the U.S. Justice Department have raised concerns whether interstate account wagering conducted through TVG’s wagering hub would be legal under existing federal gambling laws. In addition, certain state attorneys general expressed concern over the legality of interstate account wagering. In December 2000, legislation was enacted amending the Interstate Horse Racing Act of 1978 (“IHA”). We believe this legislation clarifies that simulcasting and account wagering conducted by the racing industry is authorized under federal law, but the full scope of the legislation is still unclear. In-home wagering related revenues are not material to our operations.

D.	OTHER SOURCES OF REVENUE

In addition to revenues generated from commissions on pari-mutuel wagering at our racetracks and OTB facilities, we also generate revenues from simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference to the information contained in the Notes to Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, included in Item 8 of this Report.

E.	LICENSES AND LIVE RACING DATES

Kentucky’s racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the KRC. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KRC based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, the KRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

We received approval from the KRC to conduct two live Thoroughbred racing meets at Churchill Downs from April 27 through July 7, 2002 (“Spring Meet”), and from October 27 through November 30, 2002 (“Fall Meet”), for a total of 82 days. Churchill Downs conducted live racing from April 28 through July 8, 2001, and from October 28 through November 24, 2001, for a total of 76 racing days which equaled the total of 76 racing days in 2000.

The KRC also awarded Ellis Park approval to conduct live Thoroughbred racing from July 10 through September 2, 2002, for a total of 41 live racing days. Ellis Park conducted live racing from July 11 through September 3, 2001, for a total of 41 racing days which equaled the total of 41 racing days in 2000.

In California, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved annually by the California Horse Racing Board based upon applications submitted by California racetracks. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Hollywood Park has been approved to conduct two live Thoroughbred race meets from April 24 through July 21, 2002 (“Spring/Summer Meet”), and from November 6 through December 22, 2002 (“Autumn Meet”), for a total of 100 live racing days. Hollywood Park conducted the Spring/Summer Meet from April 20 through July 16, 2001, and the Autumn Meet from November 7 through December 17, 2001, for a total of 97 days combined compared to 100 days of racing during 2000.

In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also approves annual licenses for Thoroughbred, Standardbred and Quarter Horse races. Calder Race Course received approval from the DPW to conduct two consecutive live Thoroughbred race meets from April 26 through October 25, 2002 (“Calder Meet”), and from October 26, 2002 through January 2, 2003 (“Tropical Meet”), for a total of 182 days of live racing. In 2001, Calder Race Course conducted live racing from May 2 through November 3, 2001, and from November 4, 2001 through January 2, 2002, for a collective total of 174 days of racing which equaled the total of 174 days during the 2000 live racing season, which included 2 days of racing in January 2001.

Tax laws in Florida historically discouraged the three Miami-area racetracks in Florida from applying for licenses for race dates outside of their traditional racing season. Effective July 1, 2001, a new tax structure eliminated this deterrent. Accordingly, Calder Race Course may face direct competition from other Florida racetracks and may have the ability to increase live racing dates or lose live racing dates in the future.

In Illinois, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Illinois Racing Board. Arlington received approved to conduct live Thoroughbred racing from June 5 through October 27, 2002, for a total of 107 live racing days. Arlington Park conducted live Thoroughbred racing from June 13 through October 28, 2001, for a total of 102 live racing days compared to 103 days of live racing during 2000.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the IHRC based upon applications submitted by Hoosier Park. Currently, Hoosier Park is the only facility in Indiana conducting pari-mutuel wagering on live Standardbred, Quarter Horse or Thoroughbred racing and participating in simulcasting. The IHRC has approved Hoosier Park to conduct live Standardbred racing from April 13 through August 15, 2002, and live Thoroughbred racing from August 29 through December 1, 2002, for a total of 160 live racing dates. Hoosier Park conducted live racing from February 23 through August 22, 2001, and from September 7 through December 3, 2001, for a combined total of 193 days of racing during 2001 compared to 166 total days of racing during 2000. Management expects this reduction of live racing dates from 2001 to 2002 to have a beneficial impact on operating income. Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races.

In May 2001, the IHRC granted a license for a second racetrack in Shelbyville, Indiana, about 32 miles from Hoosier Park. The IHRC’s approval of the license was given with certain conditions, including legislative approval of alternative gaming before the track could open an OTB, and a required completion date of December 6, 2002 that could be enforced by fines and penalties. The addition of a second racetrack in Indiana could potentially impact Hoosier Park’s share of the riverboat admissions revenue, create an increase in competition in the market and reduce the quality of racing. The impact of any of these factors could result in an adverse impact on long-term profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to the calendar year. A substantial change in the allocation of live racing days at any of our six racetracks could significantly impact our operations and earnings in future years.

F.	COMPETITION

North American bloodstock sales declined in 2001, a departure from the upward trend that began in 1995. According to The Jockey Club Fact Book, gross sales fell 22.5 percent in comparison to 2000. Bloodstock sales, particularly sales of broodmares and weanlings, were impacted by Mare Reproduction Loss Syndrome (MRLS) in spring 2001 and slowing economies in the United States and major world markets. The North American foal crop reached 36,800 in 2001, but is projected to decline in 2002 due to MRLS. The results of these declines could have an impact on the Thoroughbred population participating in live racing over the next several years.

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

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently seven riverboat casinos operating on the Ohio River along Kentucky’s border, including four in the southeastern Indiana cities of Vevay, Lawrenceburg, Rising Sun, and Florence; one in southwestern Indiana in Evansville, located one mile from Henderson, Kentucky; another is located in Harrison County, Indiana, 10 miles from Louisville, Kentucky; and one in Metropolis, Illinois.

In addition to those riverboats operating along the Ohio River, five riverboat casinos are located along the Indiana shore of Lake Michigan and four are situated in Illinois near Chicago. These riverboats have adversely impacted pari-mutuel wagering activities at our Merrillville, Indiana, OTB.

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

Additionally, several Native American tribes in Florida have expressed interest in opening casinos in southern Florida, which could compete with Calder Race Course. Construction of a casino operated by the Seminole Tribe of Florida, located approximately 10 miles from Calder Race Course, began in January 2001 and the casino is expected to be open during 2002. Also, the state of Michigan has approved a proposal by the Pokagon Band of the Potawatomi Indian Tribe to develop a casino in New Buffalo, Michigan, which is approximately 45 miles from our Merrillville facility. The development of these casinos may negatively impact pari-mutuel activities at our nearby facilities.

The potential integration of alternative gaming products at our racetrack facilities is one of our four core business strategies developed to position us to compete in this changing environment. We have successfully grown our live racing product by implementing our other core business strategies by strengthening our flagship operations, increasing our share of the interstate simulcast market and geographically expanding our racing operations in Kentucky, California, Florida, Illinois and Indiana. Alternative gaming in the form of electronic gaming devices may enable us to more effectively compete with riverboat casinos and provide new revenue for purse money and capital investment.

G.	LEGISLATIVE CHANGES

On February 26, 2002, a bill was filed in the Kentucky House of Representatives, which seeks to allow Kentucky’s eight existing racetracks to operate electronic gaming devices at racing facilities. These machines, which would be regulated by a newly created Kentucky Gaming Commission, would provide substantial new revenue for purses and capital improvements at Churchill Downs and Ellis Park. At this time, it is unclear whether this bill or a version of this bill will be enacted.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington’s share of subsidies from the proposed Rosemont casino under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares. In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to operate the Rosemont casino. The group has the option to appeal the decision. The IGB may also award the license to other applicants in the future.

Additonal information regarding how our facilities could be impacted by legislative changes are included in Item7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

H.	ENVIRONMENTAL MATTERS

The septic system at our Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up is estimated by the City of Henderson, Kentucky to be $1.2 million. Ellis Park will seek partial reimbursement from the state of Kentucky. The project is expected to be completed in 2002.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville OTB. In conjunction with this purchase, we withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1.0 million hold back had been utilized as of December 31, 2001 and additional costs of remediation have not yet been conclusively determined. The sellers had previously received a reimbursement from the Commonwealth of Kentucky of $1.0 million for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.2 million, including interest on the escrow principal, remains in the account. The seller has submitted a Corrective Action Plan to the state and has reported to the state that all wells, with the exception of one, are “below action.” Well-testing continues and the Kentucky Natural Resources and Environmental Protection Cabinet will consider the course of action to take. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

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

As of December 31, 2001, we employed approximately 1,500 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2001, average full-time and seasonal employment per pay period was approximately 2,900 individuals Company-wide.

ITEM 2.	PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in Item 1. “Business” of this Report.

Our real and personal property (but not including the property of Hoosier Park, Charlson, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $250 million line of credit facility. The shares of stock of certain of our subsidiaries are also pledged to secure this facility.

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

Our common stock is traded on the National Association of Securities Dealers, Inc.‘s National Market automated quotation system (“Nasdaq”) under the symbol CHDN. As of March 11, 2002, there were approximately 3,580 shareholders of record.

The following table sets forth the high and low sale prices, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:

2001 - By Quarter				2000 - By Quarter

1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$31.21	$32.95	$33.45	$37.24	$29.00	$26.44	$26.00	$36.13

Low Sale	$26.06	$21.50	$26.20	$25.10	$21.00	$21.75	$21.50	$24.75

Dividend per share:				$0.50				$0.50

In September 2000, we issued 3,150,000 shares of common stock at a price of $16.28 related to the Arlington Park merger.

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended December 31,
2001	2000	1999	1998	1997

Operations:
Net revenues	$427,038	$363,010	$258,427	$147,300	$118,907

Operating income	$49,337	$46,578	$32,513	$17,143	$14,405

Net earnings	$22,076	$19,164	$14,976	$10,518	$9,148

Basic net earnings per share	$1.69	$1.77	$1.74	$1.41	$1.25

Diluted net earnings per share	$1.67	$1.75	$1.72	$1.40	$1.25

Dividend paid per share

Annual	$.50	$.50	$.50	$.50	$.25

Special	-	-	-	-	$.25

Balance Sheet Data at Period End:

Total assets	$470,715	$470,004	$398,046	$114,651	$85,849

Working capital surplus (deficiency)	$(34,545)	$(31,507)	$800	$(7,791)	$(8,032)

Long-term debt	$133,348	$158,040	$181,450	$13,665	$2,713

Other Data:

Shareholders' equity	$217,235	$202,485	$138,121	$65,231	$53,393

Shareholders' equity per share	$16.59	$15.55	$14.02	$8.67	$7.30

Additions to racing plant and equipment, exclusive of business acquisitions	$14,626	$22,419	$12,083	$3,524	$4,568

Earnings, dividend and shareholders’ equity per share amounts have been retroactively adjusted for the 2-for-1 stock split with a record date of March 30, 1998.

.	CHURCHILL DOWNS INCORPORATED
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion together with the financial statements and other financial information included in the report. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

General Information About Our Business

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California, Arlington Park, a pari-mutuel horse racing operation in Arlington Heights, Illinois, Calder Race Course, a Thoroughbred racing operation in Miami, Florida, and Ellis Park, a Thoroughbred racetrack in Henderson, Kentucky. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

Because of the seasonal nature of our business and recent acquisitions and merger activity, revenues and operating results for any interim quarter are likely not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We normally earn a substantial portion of our net earnings in the second and third quarters of each year during which all our operations are open for some or all of this period and the Kentucky Derby and the Kentucky Oaks are run. Information regarding racing dates at our facilities for 2001 and 2002 is included in Item 1E, “ Licenses and Live Racing Dates” of this Form 10-K.

Our revenues are generated from commissions on pari-mutuel wagering at our racetracks and off-track betting facilities, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

In pari-mutuel wagering, all wagers are placed in a common pool. The pari-mutuel operator retains as revenue a pre-determined percentage of the total amount wagered, and the balance is distributed to the winning patrons. The percentages retained on live racing at our various locations range from 14.78% to 20.8%. In general, the commissions earned from simulcasting are contractually determined and range from 2.83% to 3.71%. All commissions earned from pari-mutuel wagering are shared with horsemen based on local contracts and average approximately 50%.

To compensate for the adverse impact of riverboat competition, the horse industry in Indiana presently receives $0.65 per $3 admission to riverboats in the state. During 2001, the Indiana Horse Racing Commission ("IHRC") required 70% of any revenue received from the subsidy to be used for purse expenses, breed development and reimbursement of approved marketing costs. The balance, with a ceiling of $6.8 million, was received by Hoosier Park.

At the start of 2002, the IHRC lifted the $6.8 million ceiling and now requires an allocation of 60% of any subsidy revenue to purse expenses and breed development. The remaining 40% will be split evenly between operating racetracks in Indiana, as long as the racetracks have at least 120 days of approved Standardbred and Thoroughbred live racing during the year.

In 2001, the IHRC approved an application for a second racetrack, scheduled to open in December of 2002. To the extent that the second racetrack runs both breeds and the required minimum number of days in 2003, Hoosier Park's share of the subsidy would be reduced. Under this scenario, it is likely Hoosier Park would re-evaluate the racing schedule for the future.

Legislation allowing pari-mutuel pull-tabs at approved racetracks and two Marion County OTBs - which also eliminates the requirement that riverboat casinos cruise while gaming is conducted - failed to move out of Conference Committee on the final day of the regular session of the Indiana General Assembly. However, the legislation could be introduced again later this year if lawmakers meet in a special session to deal with the state’s budget deficit. While this legislation would help Hoosier Park in competing with increased riverboat competition, it could have an adverse impact on our Kentucky operations if passed.

In Kentucky, two pieces of legislation significant to our operations were passed in the 2000 session of the Kentucky General Assembly. First, an excise tax credit for racetracks was included in the 2000-2002 Kentucky state budget. The measure results in an ultimate credit of nearly $1.4 million in new revenue, of which $0.6 million was received in 2001, and is earmarked for horsemen's incentives and necessary capital improvements at Churchill Downs over the next year. We are seeking to preserve the excise tax credit in the 2002-2004 Kentucky State Budget.

The Kentucky General Assembly also enacted legislation that eliminates the excise tax on Breeders' Cup Championship Day wagering at any Kentucky track that hosts the event. This legislation is aimed at attracting the Breeders' Cup to Kentucky, and Churchill Downs, on a more frequent basis. On-track wagering for the 2000 Breeders' Cup Day at Churchill Downs totaled $13.6 million and generated excise taxes of approximately $475,000. This tax exemption went into effect on January 1, 2001, and therefore did not apply to the 2000 Breeders' Cup at Churchill Downs. The exemption will continue if the Breeders' Cup returns to Kentucky within three years of the previously held event.

Our business can be impacted positively and negatively by such legislative changes and competition. Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment and/or our goodwill and intangible assets in accordance with generallly accepted accounting standards described above.

For the insurance renewal effective March 1, 2002, we assumed more risk than in the prior year, as a result of higher retentions, higher maximum losses for stop-loss insurance, etc., for certain coverage. In addition, property coverage for acts of terrorism has been limited. Based on our historical loss experience, management does not anticipate that this increased risk assumption will materially impact our results of operations.

Additional information regarding how our facilities could be impacted by competition and legislative changes are included in Item 1F and 1G, respectively, in this Form 10-K.

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities and nine separate OTBs, which are included in their respective racetracks, during the years ended December 31, 2001 and 2000 is as follows ($ in thousands):

	Churchill		Calder
	Downs	Hollywood	Race	Arlington	Hoosier	Ellis
	Racetrack	Park	Course	Park*	Park	Park
Pari-mutuel wagering:
Live racing
2001 handle	$120,922	$187,850	$201,003	$56,805	$15,816	$16,841
2001 no. of days	76	97	171	101	193	41
2000 handle	$129,618	$203,593	$186,439	$65,679	$15,505	$16,686
2000 no. of days	76	100	174	103	166	41

Export simulcasting
2001 handle	$576,295	$753,796	$532,976	$303,449	$106,962	$108,858
2001 no. of days	76	97	171	101	193	41
2000 handle	$537,704	$756,400	$523,140	$267,432	$91,670	$102,512
2000 no. of days	76	100	174	103	166	41

Import simulcasting
2001 handle	$97,203	$221,226	-	$421,092	$133,501	$36,234
2001 no. of days	223	280	-	1,815	1,202	301
2000 handle	$105,419	$234,956	-	$410,751	$136,620	$38,281
2000 no. of days	227	280	-	1,820	1,218	316
Number of OTBs	1	-	-	5	3	-

Totals
2001 handle	$794,420	$1,162,872	$733,979	$781,346	$256,279	$161,933
2000 handle	$772,741	$1,194,949	$709,579	$743,862	$243,795	$157,479

Pari-mutuel revenues:
2001 revenues	$57,873	$77,081	$73,017	$70,898	$29,506	$14,470
2000 revenues	$57,012	$81,548	$70,255	$11,370	$29,362	$14,640

* Pari-mutuel wagering information for Arlington Park is provided for years ended December 31, 2001 and 2000. Although the summary reflects handle for the full year as if the merger had taken place at the beginning of the year, only revenues generated since the subsidiaries' merger date have been included in the Company's consolidated statements of earnings.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues

Net revenues increased $64.0 million (18%) from $363.0 million in 2000 to $427.0 million in 2001. Arlington Park revenues increased $68.1 million due to the timing of the September 8, 2000 merger. Churchill Downs racetrack, Hoosier Park and Calder Race Course had increases in revenues primarily due to increased handle during 2001. Increases were offset by a decrease in revenues at Hollywood Park primarily due to a decrease in attendance and handle as a result of the impact of the energy-related problems on the West Coast and the overall economic slowdown. Other investment revenues decreased as a result of the Arlington Park management contract that was in effect during the third quarter of 2000 prior to the closing of the Arlington Park merger.

Operating Expenses

Operating expenses increased $58.2 million (20%) from $287.4 million in 2000 to $345.6 million in 2001 primarily as a result of Arlington Park's increase in operating expenses of $55.1 million due to the timing of the merger. Hollywood Park had a decrease in operating expenses consistent with the decrease in pari-mutuel revenues described above.

Gross Profit

Gross profit increased $5.8 million (8%) from $75.6 million in 2000 to $81.4 million in 2001. The increase in gross profit was primarily the result of the merger with Arlington Park offset by a decrease in Hollywood Park’s gross profit as a result of the overall decreases in revenues described above.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.0 million (10%) from $29.1 million in 2000 to $32.1 million in 2001 as a result of the 2000 merger with Arlington Park.

Other Income and Expense

Interest expense decreased $2.2 million from $14.8 million in 2000 to $12.6 million in 2001 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in interest rates on the revolving loan facility resulting from the improvement in our leverage ratios and an overall decrease in LIBOR interest rates.

Income Tax Provision

The increase in our income tax provision of $1.7 million for 2001 compared to 2000 is the result of an increase in pre-tax earnings offset by a decline in our effective income tax rate from 41.2% in 2000 to 40.7% in 2001 primarily as a result of the reduced impact of non-deductible expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues

Net revenues increased $104.6 million (40%) from $258.4 million in 1999 to $363.0 million in 2000. Churchill Downs racetrack revenues increased $7.1 million due primarily to $4.4 million of increased pari-mutuel wagering as a result of having an additional week of live racing, which was transferred from Ellis Park. In addition, Churchill Downs racetrack had increases in admissions and seat revenue as a result of record attendance on Kentucky Oaks and Kentucky Derby days. Arlington Park contributed $14.8 million to 2000 net revenues. Hollywood Park revenues increased $75.1 million to $105.6 million in 2000 from $30.5 million in 1999 and Calder Race Course revenues increased $5.1 million to $77.5 million in 2000 from $72.4 million in 1999 due to the timing of the 1999 acquisitions. The Arlington Park merger was completed in the third quarter of 2000, Hollywood Park was acquired in the third quarter of 1999 and Calder Race Course was acquired in the second quarter of 1999. The remaining increase recorded in other investments represents the amounts earned from the Arlington Park management contract that was in effect during the third quarter of 2000 prior to the closing of the Arlington Park merger.

Operating Expenses

Operating expenses increased $80.0 million (39%) from $207.4 million in 1999 to $287.4 million in 2000 primarily as a result of $13.1 million of operating expenses of Arlington Park, incurred subsequent to the merger, and increases in Hollywood Park and Calder Race Course operating expenses of $60.2 million and $6.0 million, respectively, due to the timing of the acquisitions.

Gross Profit

Gross profit increased $24.6 million (48%) from $51.0 million in 1999 to $75.6 million in 2000. The increase in gross profit was primarily the result of the acquisition of Hollywood Park, the merger with Arlington Park and the increase in gross profit for Churchill Downs racetrack due to an increase in the number of live race days and record attendance on Kentucky Oaks and Kentucky Derby days. The Arlington Park management fee also contributed to the increased gross profit for 2000.

Selling, General and Administrative Expenses

SG&A expenses increased by $10.5 million (57%) from $18.6 million in 1999 to $29.1 million in 2000. SG&A expenses at Churchill Downs corporate increased $3.3 million due primarily to increased corporate staffing and compensation expenses reflecting the Company's strengthened corporate services to meet the needs of new business units. The 1999 acquisitions of Calder Race Course and Hollywood Park resulted in increases of $1.3 million and $3.1 million, respectively. In addition, Arlington Park had expenses of $2.8 million during 2000.

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

Significant Changes in the Balance Sheet December 31, 2001 to December 31, 2000

Accounts payable increased $6.7 million as a result of increases in purses payable and amounts due to horsemen, and horsemen's bank account balances not yet withdrawn, at Hoosier Park and Calder Race Course and the timing of payments for Hollywood Park's fall meet payables.

The long-term debt decrease of $22.9 million was the result of the use of current cash flows to reduce borrowings under our bank line of credit during 2001.

Liquidity and Capital Resources

The $3.0 million decrease in working capital between December 31, 2001 and 2000 is due primarily to the improved collection of accounts receivable in 2001. We generally operate with negative working capital, as cash generated daily by our operations is used to reduce our long-term revolving credit borrowings. During periods when we are conducting little or no live racing, funds from the line of credit facility are used for working capital needs. Management believes cash flows from operations and currently available borrowings will be sufficient to fund our cash requirements for the year.

Cash flows provided by operations were $48.3 million, $27.2 million and $39.7 million for years ended December 31, 2001, 2000 and 1999, respectively. The net increase in cash provided by operations in 2001 as compared to 2000 was primarily a result of the timing of payments of purses payable, horsemen's cash balances and invoicing for special events and the impact of Arlington Park operations for a full year. The net decrease in cash provided by operations in 2000 compared to 1999 was primarily a result of the separate classification of restricted cash off-set by the impact of Arlington Park operations for a partial year.

Cash flows used in investing activities were $10.1 million, $17.5 million and $240.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. We used $14.6 million during 2001 for capital spending at our facilities compared to $22.4 million in 2000, including $3.0 million for completion of the expansion of Churchill Downs' main entrance and corporate offices during 2000. Capital expenditures were $12.1 million in 1999. We are planning capital expenditures, including the first phase of our Master Plan for the renovation of the Churchill Downs racetrack, of approximately $20.0 million for 2002. Cash used for 1999 business acquisitions consisted of $142.5 million for the acquisition of Hollywood Park during the third quarter, $82.4 million net of cash acquired for the acquisition of Calder Race Course during the second quarter and $2.9 million net of cash acquired for the acquisition of Charlson Broadcast Technologies, LLC during the first quarter.

Cash flows (used in) provided by financing activities were $(33.3) million, $(28.0) million and $223.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. Cash flows from operations were used to reduce borrowings on our line of credit in 2001 and 2000. Cash provided by financing activities in 1999 were used to finance the aforementioned acquisitions.

We have a $250 million line of credit under a revolving loan facility, of which $124.7 million was outstanding at December 31, 2001. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum leverage ratios and minimum levels of net worth. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Our principal commitments at December 31, 2001 to make future payments consisted of repayments of borrowings under our revolving loan facility, capital lease obligations and obligations under operating lease agreements. Our contractual obligations at December 31, 2001 are summarized as follows ($ in thousands):

Contractual Obligation	Less than	1-3	4-5	After 5
	1 year	years	years	years	Total
Long-term debt	$430	$132,182	$589	-	$133,201
Capital Lease Obligations	$131	$16	-	-	$147
Operating Leases	$2,007	$4,298	$1,365	$743	$8,413

We have also entered into three separate interest rate swap agreements with notional amounts of $35.0 million, $30.0 million and $35.0 million, which mature in May 2002, November 2002 and March 2003, respectively. The carrying amounts of the interest rate swaps are a payable of approximately $3.8 million at December 31, 2001. Information regarding interest rates on the swap agreements is included in Item 7A of this Form 10-K.

Significant Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. While testing is not yet complete, management does not expect any loss as a result of the impairment tests. The impact of the adoption of FAS 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company estimates a reduction of $1.4 million in amortization expense for 2002 related to the adoption of FAS 142.

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

At December 31, 2001, we had $124.7 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the December 31, 2001, notional amounts under the interest rate swap contracts remain constant, a one-percentage point increase in the LIBOR rate would increase annual pre-tax earnings, recorded fair value and cash flows by $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133,” effective January 1, 2001.

\s\ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
February 11, 2002

CHURCHILL DOWNS INCORPORATED CONSOLIDATED BALANCE SHEETS December 31, (in thousands)

ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$ 15,732	$ 10,807
Restricted cash	10,535	9,006
Accounts receivable	28,472	32,535
Other current assets	4,983	2,932
Total current assets	59,722	55,280

Other assets	10,105	8,116
Plant and equipment, net	339,419	342,767
Intangible assets, net	61,469	63,841
	$470,715	$470,004
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 41,618	$ 34,894
Accrued expenses	30,327	30,617
Dividends payable	6,549	6,508
Income taxes payable	971	1,091
Deferred revenue	14,241	11,353
Long-term debt, current portion	561	2,324
Total current liabilities	94,267	86,787

Long-term debt	132,787	155,716
Other liabilities	11,302	9,837
Deferred income taxes	15,124	15,179
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued: 13,098 shares in 2001 and 13,019 shares in 2000	124,750	123,227
Retained earnings	94,850	79,323
Accumulated other comprehensive loss	(2,300)	-
Note receivable for common stock	(65)	(65)
	217,235	202,485
	$470,715	$470,004

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF NET EARNINGS AND COMPREHENSIVE EARNINGS Years ended December 31, (in thousands, except per share data)

	2001	2000	1999
Net revenues	$427,038	$363,010	$258,427
Operating expenses:
Purses	155,333	128,982	97,585
Other direct expenses	190,305	158,391	109,783
	345,638	287,373	207,368

Gross profit	81,400	75,637	51,059

Selling, general and administrative expenses	32,063	29,059	18,546

Operating income	49,337	46,578	32,513

Other income (expense):
Interest income	566	1,023	847
Interest expense	(12,602)	(14,848)	(7,839)
Miscellaneous, net	(97)	(166)	334
	(12,133)	(13,991)	(6,658)

Earnings before provision for income taxes	37,204	32,587	25,855

Provision for income taxes	(15,128)	(13,423)	(10,879)

Net earnings	22,076	19,164	14,976

Other comprehensive earnings, net of tax:

Net change related to cash flow hedges:
Cumulative effect of accounting change	(341)	-	-

Change in fair value of cash flow hedges	(1,959)	-	-

Comprehensive earnings	$ 19,776	$ 19,164	$ 14,976

Net earnings per common share data:
Basic	$1.69	$1.77	$1.74
Diluted	$1.67	$1.75	$1.72
Weighted average shares outstanding:
Basic	13,081	10,849	8,598
Diluted	13,213	10,940	8,718

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2001, 2000, and 1999 (in thousands, except per share data)

				Note		Accumulated
				Receivable	Deferred	Other
	Common	Stock	Retained	Common	Compensation	Comprehensive
	Shares	Amount	Earnings	Stock	Costs	Loss	Total
Balances December 31, 1998	7,525	$ 8,927	$56,599	$(65)	$ (230)	-	$ 65,231

Net earnings			14,976				14,976

Deferred compensation amortization					115		115

Issuance of common stock	2,300	62,122					62,122

Issuance of common stock for employee benefit plans	29	585	19				604

Cash dividends, $.50 per share			(4,927)				(4,927)

Balances December 31, 1999	9,854	71,634	66,667	(65)	(115)	-	138,121

Net earnings			19,164				19,164

Deferred compensation amortization					115		115

Issuance of common stock in conjunction with Arlington merger	3,150	51,290					51,290

Issuance of common stock for employee benefit plans	15	303					303

Cash dividends, $.50 per share			(6,508)				(6,508)

Balances December 31, 2000	13,019	123,227	79,323	(65)	-	-	202,485

Net earnings			22,076				22,076

Issuance of common stock for employee benefit plans	79	1,523					1,523

Cash dividends, $.50 per share			(6,549)				(6,549)

Comprehensive earnings/(loss)						(2,300)	(2,300)

Balances December 31, 2001	13,098	$124,750	$ 94,850	$(65)	-	$(2,300)	$217,235
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, (in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net earnings	$ 22,076	$ 19,164	$ 14,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,199	15,891	10,340
Amortization of goodwill	1,404	1,395	966
Deferred income taxes	(774)	(275)	(502)
Deferred compensation	-	115	115
Gain on sale of Hoosier Park interest	(523)	-	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(1,529)	(9,006)	-
Accounts receivable	9,823	9,312	(8,971)
Other current assets	133	(32)	(1,119)
Accounts payable	6,606	(5,976)	15,837
Accrued expenses	(4,174)	1,302	2,932
Income taxes payable	(120)	755	98
Deferred revenue	(2,872)	(4,631)	(231)
Other assets and liabilities	(940)	(783)	5,291
Net cash provided by operating activities	48,309	27,231	39,732

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired of $4,200 in 1999	-	-	(228,303)
Proceeds from the sale of Hoosier Park interest in 2001 and Training Facility assets in 2000	4,500	4,969	-
Additions to plant and equipment, net	(14,626)	(22,419)	(12,083)
Net cash used in investing activities	(10,126)	(17,450)	(240,386)

Cash flows from financing activities:
Increase (decrease) in long-term debt, net	111	2,487	(1,295)
Borrowings on bank line of credit	237,394	146,618	269,500
Repayments of bank line of credit	(265,778)	(172,515)	(102,500)
Payment of loan origination costs	-	-	(2,867)
Payment of dividends	(6,508)	(4,927)	(3,762)
Capital contribution by minority interest in subsidiary	-	-	1,551
Common stock issued	1,523	303	62,707
Net cash (used in) provided by financing activities	(33,258)	(28,034)	223,334

Net increase (decrease) in cash and cash equivalents
Increase (decrease) in long-term debt, net	4,925	(18,253)	22,680
Cash and cash equivalents, beginning of period	10,807	29,060	6,380
Cash and cash equivalents, end of period	$ 15,732	$ 10,807	$ 29,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 11,877	$ 13,794	$ 6,858
Income taxes	$ 13,959	$ 13,117	$ 10,796
Schedule of Non-cash Activities:
Issuance of common stock related to merger with Arlington Park	-	$ 51,291	-
Assignment of loan to Centaur related to sale of Hoosier Park interest	$ 3,580	-	-
Invoicing for future events	$ 5,760	$ 4,706	$ 2,678
Plant & equipment additions included in accounts payable/accrued expenses	$ 249	$ 292	$ 502

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Churchill Downs Incorporated (the “Company”) conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, California, Florida and Illinois. In addition, the Company, through its Indiana subsidiary Hoosier Park L.P. (“Hoosier Park”), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. The Company’s Kentucky, California, Florida, Illinois and Indiana operations are subject to regulation by the racing commissions of the respective states.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs California Company d/b/a Hollywood Park (“Hollywood Park”), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course (“Calder Race Course”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Ellis Park Race Course, Inc. (“Ellis Park”), Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”) and Anderson Park Inc. (“Anderson”), and its majority-owned subsidiary, Hoosier Park, and Charlson Broadcast Technologies, LLC (“CBT”). All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of carrying value and estimated useful lives of long-lived assets, goodwill and other intangible assets and determination of expense related to self-insurance reserves.

A Summary of Significant Accounting Policies Followed Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company has, from time to time, cash in the bank in excess of federally insured limits.

Restricted Cash

Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies (cont'd)

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is calculated using the straight-line over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

Intangible Assets

Amortization of the Indiana racing license and the Arlington Park trademarks are provided over 40 years using the straight-line method. Loan origination costs on the Company’s line of credit are being amortized under the effective interest method over 60 months, the term of the loan. The intangible asset relating to the Illinois Horse Race Equity fund is not being amortized, as revenues relating to the intangible are not yet being recognized.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Interest Rate Swaps

The Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swaps is adjusted to the asset or liability account and recorded net of the income taxes in other comprehensive income.

Deferred Revenue

Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events. Revenues from these advance billings is recognized when the related event occurs.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies (cont'd)

Worker’s Compensation Self-Insurance

The Company is substantially self-insured for losses related to worker’s compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions.

Advertising

The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred.

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

On December 3, 2001, we sold a 15% interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) for a purchase price of $4.5 million, which included an assignment of an additional $3.6 million of a loan owed to the Company by Hoosier Park. The Company retains a 62% interest in Hoosier Park and will continue to manage its day-to-day operations. Centaur now owns 38% of Hoosier Park and, through a Partnership Interest Purchase Agreement, has options to purchase additional partnership interests.

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

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

2.	Acquisitions and Other Transactions (cont'd)

management contract that was in effect from July 1 through the closing of the Arlington Park merger on September 8, 2000.
Following are the unaudited pro forma results of operations as if the September 8, 2000 merger with Arlington Park had occurred on January 1, 2000:

December 31, 2000
Net revenues	$426,071
Net earnings	$18,556
Earnings per common share:
Basic	$1.43
Diluted	$1.42
Weighted average shares outstanding:
Basic	13,015
Diluted	13,016

This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consumated as of January 1, 2000, nor is it neccessarily indicative of future operating results.

On April 21, 2000, Keeneland Association, Inc. purchased the Company’s Thoroughbred training and boarding facility known as Kentucky Horse Center for a cash payment of $5.0 million, which approximated its carrying value.

On September 10, 1999, the Company acquired the assets of the Hollywood Park and the Hollywood Park Casino in Inglewood, California, including approximately 240 acres of land upon which the racetrack and casino are located, for a purchase price of $140.0 million plus approximately $2.5 million in transaction costs. The Company leases the Hollywood Park Casino to the seller under a 10-year lease with one 10-year renewal option. The lease provides for annual rent of $3.0 million, subject to adjustment during the renewal period. The entire purchase price of $142.5 million was allocated to the acquired assets and liabilities based on their fair values on the acquisition date. The acquisition was accounted for by the Company as an asset purchase and, accordingly, the financial position and results of operations of Hollywood Park have been included in the Company’s consolidated financial statements since the date of acquisition.

On April 23, 1999, the Company acquired all of the outstanding stock of Calder Race Course, Inc. and Tropical Park, Inc. from KE Acquisition Corp. for a purchase price of $86 million cash plus a closing net working capital adjustment of approximately $2.9 million cash and $0.6 million in transaction costs. The purchase included Calder Race Course in Miami and the licenses held by Calder Race Course, Inc. and Tropical Park, Inc. to conduct horse racing at Calder Race Course. The purchase price, including additional costs, of $89.5 million was allocated to the acquired tangible and intangible assets of $103.9 million and assumed liabilities of $14.4 million based on their fair values on the acquisition date with the excess of $49.4 million being recorded as goodwill, which is being amortized over 40 years. The acquisition was accounted for by the Company under the purchase method of accounting and, accordingly, the financial position and results of operations of Calder Race Course, Inc. and Tropical Park, Inc. have been included in the Company’s consolidated financial statements since the date of acquisition.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

3.	Plant and Equipment

Plant and equipment is comprised of the following:

Land	$133,221	$132,034
Grandstands and buildings	198,733	191,172
Equipment	25,962	23,703
Furniture and fixtures	23,725	20,342
Tracks and other improvements	43,011	44,927
Construction in process	784	2,439
	425,436	414,617
Accumulated depreciation	(86,017)	(71,850)
	$339,419	$342,767

Depreciation expense was approximately $18,224, $14,917, and $9,506 for the years ended December 31, 2001, 2000 and 1999.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

4.	Intangible assets

The Company's intangible assets are comprised of the following:
	2001	2000
Cost of acquisitions in excess of fair value of net assets acquired	$56,137	$56,137
Illinois Horse Race Equity fund	3,307	3,307
Arlington Park trademarks	494	494
Indiana racing license	2,085	2,085
Loan origination costs	3,083	3,076
Other intangible asset	3,296	3,296
	68,402	68,395
Accumulated amortization	(6,933)	(4,554)
	$61,469	$63,841
Amortization expense related to the loan origination costs of $610, $609 and $463 for the years ended December 31, 2001, 2000 and 1999 is classified as interest expense. Amortization expense for other intangibles of approximately $1,769, $1,760 and $1,353 for the years ended December 31, 2001, 2000 and 1999 is classified in operating expenses.

5.	Income Taxes

Components of the provision for income taxes are as follows:
	2001	2000	1999
Currently payable:
Federal	$13,733	$11,347	$ 9,528
State & local	2,154	2,374	1,853
	15,887	13,721	11,381

Deferred:
Federal	(663)	(246)	(439)
State & local	(96)	(52)	(63)
	(759)	(298)	(502)

	$15,128	$13,423	$10,879

The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:
	2001	2000	1999
Federal statutory tax on earnings before income tax	$13,021	$11,405	$ 9,049
State income taxes, net of federal income tax benefit	1,401	1,502	1,154
Permanent differences and other	706	516	676
	$15,128	$13,423	$10,879

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

5.	Income Taxes (cont'd)

Components of the Company's deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax liabilities:
Property & equipment in excess of tax basis	$15,281	$15,419
Racing license in excess of tax basis	562	650
Other	354	189
Deferred tax liabilities	16,197	16,258

Deferred tax assets:
Deferred compensation plans	703	372
Allowance for uncollectible receivables	232	404
Deferred liabilities	772	-
Other	713	926
Deferred tax assets	2,420	1,702

Net deferred tax liability	$13,777	$14,556
Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$15,124	$15,179
Net current deferred tax asset	(1,347)	(623)
	$13,777	$14,556

6.	Shareholders' Equity

On September 8, 2000, the Company issued 3.15 million shares of the Company’s common stock to DII in conjunction with the Arlington Park merger.

On July 20, 1999 the Company issued 2.3 million shares of the Company’s common stock at a price of $29 per share. The total proceeds net of offering expenses was $62.1 million, and was used for the repayment of bank borrowings.

On March 19, 1998, the Company’s Board of Directors approved a shareholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company’s common stock. This plan expires on March 19, 2008.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

7.	Employee Benefit Plans

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2001, 2000 and 1999 was approximately $934, $986 and $819 respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively-bargained retirement plans which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,869, $1,706 and $665, respectively. The Company’s policy is to fund this expense as accrued.

The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 2001, 2000 and 1999 was approximately $290, $87 and $55, respectively.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan for the years ended December 31, 2001, 2000 and 1999 was approximately $47, $19 and $15 respectively.

8.	Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 5.23% and 7.94% on the outstanding balance at December 31, 2001 and 2000, respectively. There was $124.7 million outstanding on the line of credit at December 31, 2001 compared to $153.2 million and $178.0 million outstanding at December 31, 2000 and 1999, respectively. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum leverage ratios and minimum levels of net worth. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

8.	Long-Term Debt (cont'd)

On December 2, 2001, the Company consummated a Partnership Interest Purchase Agreement with Centaur Racing, LLC (“Centaur”) for the sale of 15% of the Company’s partnership interest in Hoosier Park to Centaur. The transaction also included assignment to Centaur of a portion of the loan owed to the Company by Hoosier Park of approximately $3.6 million, of which the balance is $6.0 million at December 31, 2001 compared to $2.4 million at December 31, 2000 and 1999. The loan requires interest at prime plus 2% (6.75% at December 31, 2001) payable monthly with principal due November 2004. The note is secured by 10% of the assets of Hoosier Park.

During 2001, CBT entered into a 5-year note payable, which expires in January 2007, bears interest at a fixed rate of 5.85%, and is secured by a general assignment of CBT’s assets. There was $2.5 million outstanding on the note payable at December 31, 2001. The 5-year note payable replaces the short-term note payable with $2.0 million outstanding at December 31, 2000.

Future aggregate maturities of long-term debt are as follows:

2002	561
2003	479
2004	131,206
2005	513
2006	544
Thereafter	45
$133,348

9.	Financial Instruments

The Company has entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. The Company has also entered into a contract in which the Company pays a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

9.	Financial Instruments (cont'd)

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (FAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive earnings and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in accumulated other comprehensive earnings will be reclassified into net earnings as net interest expense in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.3 million in accumulated other comprehensive earnings net of related tax benefit of $0.2 million to recognize the fair value of these swaps upon adoption of FAS 133 on January 1, 2001. The Company also expects to reclassify approximately $2.3 million of the December 31, 2001 net loss net of related tax benefit of $1.5 million in accumulated other comprehensive earnings into net earnings as net interest expense over the next twelve months.

10.	Operating Leases

The Company has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located and an operating lease for the Indianapolis off-track betting facility (“OTB”). The Anderson lease expires in 2003, with an option to extend the lease for three additional ten year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues.

The Company also has a long term operating lease agreement for land in Arlington Heights, Illinois on which the backside facilities of Arlington Park are located and two operating lease agreements for Arlington Park OTBs. The Arlington lease expires in 2010 with an option to purchase, one OTB lease expires in 2006 with an option to extend the lease for an additional five years and another OTB lease expires in 2003, with an option to purchase.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

10.	Operating Leases (cont'd)

The Company also leases certain totalisator and audio/visual equipment and services as well as land and facilities. The Company’s total rent expense for all operating leases was approximately $8,392, $7,629 and $6,832 for the years ended December 31, 2001, 2000 and 1999. Total annual rent expense for contingent lease payments was approximately $7,612, $6,991 and $6,287 for the years ended December 31, 2001, 2000 and 1999.

Future minimum operating lease payments are as follows:

Minimum Lease Payment
2002	$2,007
2003	1,630
2004	1,331
2005	1,337
2006	966
Thereafter	1,142
$8,413

11.	Stock-Based Compensation Plans

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

The Company is authorized to issue up to 600 shares and 400 shares of common stock under the 97 Plan and 93 Plan, respectively, pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 2001, 2000 and 1999. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

11.	Stock-Based Compensation Plans (cont'd)

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during the year ended on those dates is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
	# of Shares	Average	# of Shares	Average	# of Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	773	$22.98	600	$21.62	478	$20.86
Granted	216	$27.50	179	$27.60	154	$23.70
Granted	(65)	$19.35	(4)	$19.56	(22)	$19.30
Canceled	-	-	-	-	-	-
Forfeited	(24)	$27.58	(2)	$30.24	(10)	$22.53
Expired	-	-	-	-	-	-
Outstanding at end of the year	900	$24.20	773	$22.98	600	$21.62
Exercisable at end of the year	372	$21.01	393	$19.46	311	$19.09
Weighted-average fair value per share of options granted during the year		$13.07		$15.32		$12.01

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: dividend yields ranging from 1.40% to 1.83%; risk-free interest rates are different for each grant and range from 5.05% to 6.76%; and the expected lives of options are different for each grant and range from approximately 7.0 to 9.3 years, and expected volatility rates of 40.12%, 55.23% and 43.74% for years ending December 31, 2001, 2000 and 1999.

The following table summarizes information about stock options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/01	Contributing Life	Exercise Price	at 12/31/01	Exercise Price
$13.40 to $16.75	14	3.9	$15.75	14	$15.75
$16.76 to $20.10	227	4.5	$18.93	227	$18.93
$20.11 to $23.45	219	6.6	$22.21	87	$21.54
$23.46 to $26.80	8	8.1	$24.13	-	-
$26.81 to $30.15	370	9.3	$27.58	-	-
$30.16 to $33.50	62	7.2	$32.47	44	$32.50
TOTAL	900	7.2	$24.20	372	$21.01

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

11.	Stock-Based Compensation Plans (cont'd)

Employee Stock Purchase Plan:

Under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time (or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock’s fair market value. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the next following July 31.

On the first day of each 12-month period, August 1, the Company offers to each eligible employee the opportunity to purchase common stock. Employees who elect to participate for each period have a designated percentage of their compensation withheld (after-tax) and applied to the purchase of shares of common stock on the last day of the period, July 31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25 for each calendar year.

Under the Employee Stock Purchase Plan, the Company sold 14 shares of common stock to two hundred eight employees pursuant to options granted on August 1, 2000, and exercised on July 31, 2001. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2001, can only be estimated because the 2001-plan year is not yet complete. The Company’s estimate of options granted in 2001 under the Plan is based on the number of shares sold to employees under the Plan for the 2000 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2001.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

11.	Stock-Based Compensation Plans (cont'd)

A summary of the status of the Company’s stock options under the Employee Stock Purchase Plan as of December 31, 2001, 2000 and 1999 and the changes during the year ended on those dates is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
	# of Shares	Average	# of Shares	Average	# of Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	16	$19.60	9	$19.00	5	$24.00
Adjustment to prior year estimated grants	(2)	$19.60	2	$19.00	2	$24.00
Granted	12	$24.71	16	$19.50	9	$23.90
Exercised	(14)	$19.60	(11)	$19.00	(7)	$24.00
Forfeited	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Outstanding at end of the year	12	$24.71	16	$19.50	9	$23.90
Exercisable at end of the year	-	-	-	-	-	-
Weighted-average fair value per share of options granted during the year		$8.62		$7.79		$8.67

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, the Company’s net earnings and earnings per common share for 2001, 2000 and 1999 would approximate the pro forma amounts presented below:

	2001	2000	1999
Net earnings:
As reported	$22,076	$19,164	$14,976
Pro-forma	$20,595	$18,314	$14,439

Earnings per common share:
As reported
Basic	$1.69	$1.77	$1.74
Diluted	$1.67	$1.75	$1.72

Pro-forma
Basic	$1.57	$1.69	$1.68
Diluted	$1.56	$1.67	$1.66

The effects of applying SFAS123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

12.	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-Term Debt - The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

Interest Rate Swaps - The carrying amounts of the Company’s interest rate swaps are a payable of approximately $3,764, $558 and $77, at December 31, 2001, 2000 and 1999, respectively, using current interest rates.

13.	Commitments and contingencies

The septic system at the Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up is estimated by the city of Henderson, Kentucky to be $1.2 million. Ellis Park will seek partial reimbursement from the state of Kentucky. The project is expected to be completed in 2002.

It is not anticipated that the Company will have any material liability as a result of compliance with environmental laws with respect to any of the Company’s property. Except as discussed herein, compliance with environmental laws has not affected the ability to develop and operate the Company’s properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

The Company is also a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, although resolution in any year or quarter could be material to the consolidated results of operations for that period.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

14.	Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2001	2000	1999
Net earnings (numerator) amounts used for basic and diluted per share computations:	$22,076	$19,164	$14,976
	======	======	======
Weighted average shares (denominator) of common stock outstanding per share computations:
Basic	13,081	10,849	8,598
Plus dilutive effect of stock options	132	91	120
Diluted	13,213	10,940	8,718
Earnings per common share:
Basic	$1.69	$1.77	$1.74
Diluted	$1.67	$1.75	$1.72

Options to purchase approximately 63, 73 and 47 shares for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of earnings per common share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

15.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs racetrack and its OTB facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Arlington Park and its OTBs (5) Ellis Park racetrack and its on-site simulcast facility, (6) Hoosier Park racetrack and its on-site simulcast facility and the other three OTB facilities and (7) Other investments, including CBT and the Company’s other various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions.

Most of the Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the year ended December 31, 2001. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

15.	Segment Information (cont'd)

The table below presents information about reported segments for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net revenues:
Churchill Downs	$ 92,612	$ 89,547	$ 82,429
Hollywood Park	98,746	105,628	30,494
Calder Race Course	79,848	77,552	72,418
Arlington Park	82,892	14,781	-
Hoosier Park	54,972	51,250	51,280
Ellis Park	16,938	17,113	19,653
Other investments	6,245	13,069	6,151
	432,253	368,940	262,425
Corporate	1,901	778	-
Eliminations	(7,116)	(6,708)	(3,998)
	$427,038	$363,010	$258,427

EBITDA:
Churchill Downs	$23,868	$21,715	$17,789
Hollywood Park	17,137	18,898	3,842
Calder Race Course	17,065	16,718	17,946
Arlington Park	11,207	(427)	-
Hoosier Park	6,012	5,920	6,423
Ellis Park	664	936	2,071
Other investments	2,578	7,815	1,314
	78,531	71,575	49,385
Corporate	(9,298)	(8,486)	(5,679)
	$69,233	$63,089	$43,706

Operating income (loss):
Churchill Downs	$19,346	$17,857	$14,240
Hollywood Park	11,828	14,407	2,574
Calder Race Course	13,673	13,397	15,564
Arlington Park	8,682	(1,133)	-
Hoosier Park	4,560	4,538	5,246
Ellis Park	(638)	(481)	721
Other investments	808	6,252	(153)
	58,259	54,837	38,192
Corporate	(8,968)	(8,259)	(5,679)
Eliminations	46	-	-
	$49,337	$46,578	$32,513

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

15.	Segment Information (cont'd)

	As of December 31,
	2001	2000
Total Assets:
Churchill Downs	$351,208	$358,081
Hollywood Park	186,183	174,232
Calder Race Course	127,264	127,666
Arlington Park	75,716	74,554
Hoosier Park	34,783	32,718
Ellis Park	17,396	21,381
Other investments	52,212	45,390
	844,762	834,022
Eliminations	(374,047)	(364,018)
	$470,715	$470,004

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	As of December 31,
	2001	2000	1999
Total EBITDA	$69,233	$63,089	$43,706
Depreciation and amortization	(19,993)	(16,677)	(10,859)
Interest income (expense), net	(12,036)	(13,825)	(6,992)
Earnings before provision for income taxes	$37,204	$32,587	$25,855

16.	Significant Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. While testing is not yet complete, management does not expect any loss as a result of the impairment tests. The impact of the adoption of FAS 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company estimates a reduction of $1.4 million in amortization expense for 2002 related to the adoption of FAS 142.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data)

16.	Significant Accounting Pronouncements (cont’d)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bullentin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management anticipates that the adoption of FAS 144 will not have a material effect on the Company’s results of operations or financial position.

Supplementary Financial Information (Unaudited)				Common Stock Information
(In thousands, except per share data)				Per Share of Common
		Operating		Basic	Diluted
	Net	Income	Net Earnings	Earnings	Earnings		Bid Price
	Revenues	(Loss)	(Loss)	(Loss)	(Loss)	Dividends	High	Low
2001	$427,038	$49,337	$22,076	$1.69	$1.67
Fourth Quarter	$110,819	$9,623	$4,050	$0.31	$0.31	$0.50	$35.90	$25.60
Third Quarter	121,247	14,755	7,091	0.54	0.54		33.01	26.67
Second Quarter	163,257	40,423	21,895	1.67	1.66		32.50	25.28
First Quarter	31,715	(15,464)	(10,960)	(0.84)	(0.84)		30.69	26.56

2000	$363,010	$46,578	$19,164	$1.77	$1.75
Fourth Quarter	$101,111	$6,806	$2,286	$0.18	$0.17	$0.50	$35.69	$25.25
Third Quarter	103,796	15,824	7,303	0.69	0.68		25.88	21.69
Second Quarter	132,184	35,488	18,340	1.86	1.85		26.00	21.75
First Quarter	25,919	(11,540)	(8,765)	(0.89)	(0.89)		26.25	21.00

1999	$258,427	$32,513	$14,976	$1.74	$1.72
Fourth Quarter	$93,548	$8,784	$3,128	$0.32	$0.31	$0.50	$26.00	$20.13
Third Quarter	63,076	3,635	1,192	0.13	0.12		33.63	22.50
Second Quarter	84,140	24,891	13,666	1.82	1.79		35.75	26.00
First Quarter	17,663	(4,797)	(3,010)	(0.40)	(0.40)		38.75	26.25

The Company’s Common Stock is traded on the National Association of Securities Dealers, Inc.‘s National Market (“Nasdaq”) under the symbol CHDN. As of March 11, 2002, there were approximately 3,580 shareholders of record.

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

The above table sets forth the high and low bid quotations (as reported by Nasdaq) and dividend payment information for the Company’s Common Stock during its last three years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” and “Executive Officers of the Company,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors - Compensation and Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Common Stock Owned by Certain Persons,” “Election of Directors” and “Executive Officers of the Company,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Certain Relationships and Related Transactions,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2001, 2000 and 1999 are included in Part II, Item 8:
		Report of Independent Accountants	25
		Consolidated Balance Sheets	26
		Consolidated Statements of Earnings and Comprehensive Earnings	27
		Consolidated Statements of Shareholders' Equity	28
		Consolidated Statements of Cash Flows	29
		Notes to Consolidated Financial Statements	30-48

	(2)	Schedule VIII - Valuation and Qualifying Accounts	53
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

	(3)	For the list of required exhibits, see exhibit index.

(b)		Reports on Form 8-K:

	(1)	Churchill Downs Incorporated filed a Current Report on Form 8-K on October 25, 2001, attaching our third quarter earnings release dated October 23, 2001.

(c)		Exhibits

		See exhibit index.

(d)		All financial statements and schedules except those items listed under items 14(a)(l) and (2) above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive
Officer
March 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas H. Meeker	/s/Robert L. Decker	/s/Michael E. Miller
Thomas H. Meeker, President and	Robert L. Decker,	Michael E. Miller
Chief Executive Officer	Executive Vice President and	Senior Vice President, Finance
March 14, 2002	Chief Financial Officer	March 14, 2002
(Director and Principal Executive	March 14, 2002	(Principal Accounting Officer)
Officer)	(Principal Financial Officer)

/s/Carl F. Pollard	/s/Charles W. Bidwill, Jr.	/s/Leonard S. Coleman, Jr.
Carl F. Pollard	Charles W. Bidwill, Jr.	Leonard S. Coleman, Jr.
March 14, 2002	March 14, 2002	March 14, 2002
(Chairman of the Board)	(Director)	(Director)

	/s/Richard L. Duchossois	/s/Robert L. Fealy
Craig J. Duchossois	Richard L. Duchossois	Robert L. Fealy
March 14, 2002	March 14, 2002	March 14, 2002
(Director)	(Director)	(Director)

	/s/Seth W. Hancock	/s/Daniel P. Harrington
J. David Grissom	Seth W. Hancock	Daniel P. Harrington
March 14, 2002	March 14, 2002	March 14, 2002
(Director)	(Director)	(Director)

/s/Frank B. Hower, Jr.
Frank B. Hower, Jr.	G. Watts Humphrey, Jr.	Brad M. Kelley
March 14, 2002	March 14, 2002	March 14, 2002
(Director)	(Director)	(Director)

/s/Darrell R. Wells
Dennis D. Swanson	Darrell R. Wells
March 14, 2002	March 14, 2002
(Director)	(Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance,			Balance,
	Beginning	Charged to		End
Description	of Period	Expenses	Deductions	of Period

Year ended December 31, 2001: Allowance for doubtful accounts and notes receivable	$540	$187	$(53)	$674

Year ended December 31, 2000: Allowance for doubtful accounts and notes receivable	$253	$312	$(25)	$540

Year ended December 31, 1999: Allowance for doubtful accounts and notes receivable	$121	$272	$(140)	$253

EXHIBIT INDEX

Numbers		Description	By Reference To
(2)	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

	(c)	Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.	Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Current Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit (2)(a) to report on Form 10-Q for the fiscal quarter ended September 30, 2001

	(h)	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2000, as amended as of July 14, 2000, by and among Churchill Downs Incorporated, Duchossois Industries, Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc., and Turf Club of Illinois, Inc.	Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(3)	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated.	Exhibit (3)(a) to Report on Form 10-K for the year ended December 31, 1999

	(b)	Restated Bylaws of Churchill Downs Incorporated as amended	Page 58, Report on Form 10-K for the fiscal year ended December 31, 2001

(4)	(a)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998

	(b)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated June 30, 2000

	(c)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated September 13, 2000

(10)	(a)	$250,000,000 Revolving Credit Facility Credit Agreement between Churchill Downs Incorporated, and the guarantors party thereto, and the Banks party thereto and PNC Bank, National Association, as Agent, and CIBC Oppenheimer Corp., as Syndication Agent, and Bank One, Kentucky, N.A., as Documentation Agent, dated as of April 23, 1999	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(b)	First Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated April 30, 1999	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(c)	Second Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 14, 1999	Exhibit (10)(c) to Report on Form 10-Q for the fiscal quarter ended June 30, 1999

	(d)	Third Amendment, Waiver and Consent to $250,000,000 Revolving Credit Facility Credit Agreement dated February 23, 2000	Exhibit (10)(d) to Report on Form 10-K for the year ended December 31, 1999

	(e)	Fourth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated May 12, 2000	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(f)	Fifth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 19, 2000	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(g)	Sixth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated March 15, 2001	Exhibit (10)(b) to Report on Form 10-K for the year ended December 31, 2000

	(h)	Underwriting agreement for 2‚000‚000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation‚ Lehman Brothers‚ Inc.‚ JC Bradford & Co.‚ J.J.B. Hilliard‚ W.L. Lyons‚ Inc. on behalf of several underwriters	Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

(i)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

(j)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit (10)(a) to Report on Form10-K for the year ended December 31, 1998

(k)	Employment Agreement dated as of October 1, 1984, with Thomas H. Meeker, President *	Exhibit (19)(a) to Report on Form 10-Q for fiscal quarter ended October 31, 1984

(l)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit (10)(a) to Report on From10-Q for the fiscal quarter ended September 30, 2001

(m)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit (10)(h) to Report on Form 10-K for the eleven months ended December 31, 1993

(n)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit (10)(g) to Report on Form 10-K for the year ended December 31, 1994

(o)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit (10)(m) to Report on Form 10-K for the year ended December 31, 1997

(p)	Third Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Page 70, Report on Form 10-K for the year ended December 31, 2001

(q)	Amendment of Employment Agreement with Thomas H. Meeker, President, dated October 1, 1984 *	Report on Form 10-K for the fiscal year ended January 31,1986; Report on Form 10-K for the fiscal year ended January 31, 1987; 1988, 1990, 1991, 1992 and 1993

(r)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit (10)(i) to Report on Form 10-K for the year ended December 31, 1995

(s)	Employment Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit (10)(l) to Report on Form 10-Q for the fiscal quarter ended March 31, 1997

(t)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31,2001

(u)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(v)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

(w)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit (10)(k) to Report on Form 10-K for the year ended December 31, 1995

(21)	Subsidiaries of the registrant	Page 80, Report on Form 10-K for the year ended December 31, 2001

(23)	Consent of PricewaterhouseCoopers, LLP Independent Accountants	Page 81, Report on Form 10-K for the year ended December 31, 2001

*Management contract or compensatory plan or arrangement.

