Form 10-Q
period 2002-03-31
CHURCHILL DOWNS INC
filed 2002-05-15
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X    No____

The number of shares outstanding of registrant’s common stock at May 15, 2002 was 13,114,980 shares.

CHURCHILL DOWNS INCORPORATED

I N D E X

PART I. FINANCIAL INFORMATION	PAGES

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets, March 31, 2002, December 31, 2001 and March 31, 2001	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

	Condensed Notes to Consolidated Financial Statements	6-13

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings (Not applicable)	22

ITEM 2.	Changes in Securities and Use of Proceeds (Not applicable)	22

ITEM 3.	Defaults Upon Senior Securities (Not applicable)	22

ITEM 4.	Submission of Matters to a Vote of Security Holders (Not applicable)	22

ITEM 5.	Other Information (Not applicable)	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31,	December 31,	March 31,
ASSETS	2002	2001	2001
	(unaudited)		(unaudited)
Current assests:
Cash and cash equivalents	$ 13,828	$ 15,732	$ 8,066
Restricted cash	1,340	10,535	651
Accounts receivable, net	13,434	28,472	15,099
Deferred income tax assets	10,025	2,806	8,259
Other current assets	6,312	2,177	4,176
Total current assets	44,939	59,722	36,251

Other assets	10,954	10,105	8,546
Plant and equipment, net	339,804	339,419	342,629
Goodwill, net	52,239	52,239	53,285
Intangible assets, net	8,986	9,230	10,046
	$456,922	$470,715	$450,757

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 28,250	$ 40,493	$ 20,803
Accrued expenses	27,815	31,452	27,170
Dividends payable	-	6,549	-
Income taxes payable	-	971	-
Deferred revenue	23,817	14,241	20,581
Long-term debt, current portion	524	561	2,541
Total current liabilities	80,406	94,267	71,095

Long-term debt, due after one year	142,748	132,787	160,774
Other liabilities	12,241	11,302	14,290
Deferred income taxes	15,124	15,124	13,959
Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized;
issued: 13,115 shares March 31, 2002, 13,098 shares
December 31, 2001, and 13,084 shares March 31, 2001	125,132	124,750	124,485
Retained earnings	82,815	94,850	68,363
Accumulated other comprehensive income	(1,479)	(2,300)	(2,144)
Note receivable for common stock	(65)	(65)	(65)
	206,403	217,235	190,639
	$456,922	$470,715	$450,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31,
(Unaudited)
(In thousands, except per share data)

	2002	2001

Net revenues	$ 30,972	$ 31,715

Operating expenses	39,729	39,263

Gross Loss	(8,757)	(7,548)

Selling, general and administrative expenses	8,396	7,834

Operating Loss	(17,153)	(15,382)

Other income (expense):
Interest income	81	113
Interest expense	(2,652)	(3,515)
Miscellaneous, net	(169)	49
	(2,740)	(3,353)

Loss before income tax benefit	(19,893)	(18,735)

Income tax benefit	7,858	7,775

Net Loss	$(12,035)	$(10,960)

Basic and diluted net loss per common share	$(0.92)	$(0.84)

Basic and diluted weighted average
shares outstanding	13,105	13,045

The accompanying notes are an intergral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited)
(In thousands)

	2002	2001
Cash flows from operating activities:
Net loss	$(12,035)	$(10,960)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of loan origination costs classified as interest expense of $152 in 2002 and 2001	4,967	4,720
Amortization of goodwill	-	357
Deferred income taxes	(7,741)	(7,491)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	9,195	8,355
Accounts receivable	15,038	20,358
Other current assets	(4,135)	(1,867)
Accounts payable	(12,243)	(12,879)
Accrued expenses	(2,305)	(4,659)
Income taxes payable	(971)	(1,091)
Deferred revenue	9,576	6,306
Other assets and liabilities	101	418
Net cash (used in) provided by operating activities	(553)	1,567
Cash flows from investing activities:
Additions to plant and equipment, net	(5,109)	(4,333)
Net cash used in investing activities	(5,109)	(4,333)

Cash flows from financing activities:
(Decrease) increase in long-term debt, net	(653)	170
Borrowings on bank line of credit	53,081	42,119
Repayments of bank line of credit	(42,503)	(37,014)
Payment of dividends	(6,549)	(6,508)
Common stock issued	382	1,258
Net cash provide by financing activities	3,758	25

Net decrease in cash and cash equivalents	(1,904)	(2,741)
Cash and cash equivalents, beginning of period	15,732	10,807
Cash and cash equivalents, end of period	$ 13,828	$ 8,066
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,272	$ 3,319
Income taxes	$ 850	$ 802
Schedule of non-cash activities:
Invoicing for future events	$ 2,503	$ 2,922
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 2001 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

Our revenues and earnings are significantly influenced by our live racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company traditionally has very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter of each year.

2.	Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate on our outstanding revolving loan borrowings was 2.64% and 6.45% at March 31, 2002 and 2001, respectively. There was $135.3 million outstanding on the line of credit at March 31, 2002, compared to $124.7 million outstanding at December 31, 2001, and $158.3 million outstanding at March 31, 2001. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum levels of net worth. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
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

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" (FAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive earnings and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.3 million in accumulated other comprehensive earnings net of related tax benefit of $0.2 million to recognize the fair value of these swaps upon adoption of FAS 133 on January 1, 2001. The Company expects to reclassify all of the approximately $1.5 million of the March 31, 2002 net loss (net of related tax benefit of $0.9 million) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the next twelve months.

Comprehensive loss consists of the following:

	Three months ended March 31,
	2002	2001

Net Loss	$(12,035)	$(10,960)
Cash flow hedging (net of related tax expense of $523 in 2002 and tax benefit of $1,365 in 2001)	821	(2,144)
Comprehensive loss	$(11,214)	$(13,104)

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Three months ended March 31,
	2002	2001

Loss (numerator) amounts used for basic and diluted per share computations:	$(12,035)	$(10,960)

Basic and diluted weighted average shares (denominator) of common stock outstanding per share:	13,105	13,045

Basic and diluted net loss per common share	$(0.92)	$(0.84)

Options to purchase 894 and 752 shares for the three months ended March 31, 2002 and 2001, respectively, are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of net losses for the periods.

5.	Adoption of Recently Issued Accounting Standard

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 142 was effective for the Company beginning on January 1, 2002. Upon adoption, the Company is required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. While testing is not yet complete, management does not expect any loss as a result of the impairment tests, which we will complete during the second quarter of 2002. The impact of the adoption of FAS 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Management of the Company estimates a reduction of $1.4 million in amortization expense for 2002 related to the adoption of FAS 142.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

5.	Adoption of Recently Issued Accounting Standard (cont'd)

The non-amortization of goodwill has decreased the Company's net loss and loss per common share. Following are pro forma results for the three months ended March 31, 2001 assuming goodwill had not been amortized prior to January 1, 2002:
		Basic and diluted loss
	Net Loss	per common share
Reported net loss	$(10,960)	$(0.84)
Adjustment for amortization of goodwill	357	0.03
Adjusted net loss	$(10,603)	$(0.81)

There has been no change to the carrying value of the Company's goodwill since January 1, 2002. Goodwill at March 31, 2002 for Kentucky Operations and Calder Race Course was $6.1 million and $46.1 million, respectively.

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a right to participate in the Illinois Horse Race Equity fund, which has not been amortized since its merger.

Other intangible assets which are being amortized are recorded at approximately $5.2 million at March 31, 2002 (including $1.2 million of net debt issuance costs), which is net of accumulated amortization of $3.3 million. Amortization expense of these assets was $0.09 million for the quarters ended March 31, 2002 and 2001.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:

Estimated
Amortization Expense
2002	365
2003	365
2004	182
2005	166
2006	166

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) our two racetracks in Kentucky were combined into our Kentucky Operations segment, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility (2) Hollywood Park racetrack and its on-site simulcast facility (3) Calder Race Course (4) Arlington Park and its five OTBs (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities (6) Churchill Downs Simulcast Network (“CDSN”), the simulcast product provider of the Company and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions. As a result of a reorganization for internal reporting during 2002, the Company’s segment disclosures are presented on a new basis to correspond with internal reporting to combine our two Kentucky racetracks and to separately report our CDSN operations. The CDSN segment is designed to increase the distribution of the Company’s simulcast signal. CDSN will focus on national and global simulcast wagering opportunities, as well as oversee the marketing, sales, operations and data support efforts related to the Company-owned racing content.

The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy revenue, admissions, concessions revenue, sponsorship revenues, licensing rights and broadcast fees, lease income and other sources.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s annual report to stockholders for the year ended December 31, 2001. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

6.	Segment Information (cont'd).

The table below presents information about reported segments for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Net Revenues:
Kentucky Operations	$ 5,596	$ 5,672
Hollywood Park	5,032	5,489
Calder Race Course	1,254	1,254
Arlington Park	6,119	6,392
Hoosier Park	12,036	12,433
CDSN	697	258
Total racing operations	30,734	31,498

Other investments	837	915
Corporate revenues	132	1
Eliminations	(731)	(699)
	$ 30,972	$ 31,715
EBITDA:
Kentucky Operations	$ (5,211)	$ (4,312)
Hollywood Park	(2,217)	(1,535)
Calder Race Course	(3,075)	(2,473)
Arlington Park	(2,261)	(1,548)
Hoosier Park	1,990	1,717
CDSN	263	(206)
Total racing operations	(10,511)	(8,357)

Other investments	(26)	228
Corporate revenues	(1,910)	(2,279)
Eliminations	(60)	-
	$(12,507)	$ (10,408)
Operating income (loss):
Kentucky Operations	$ (6,671)	$ (5,749)
Hollywood Park	(3,578)	(2,804)
Calder Race Course	(3,647)	(3,371)
Arlington Park	(2,920)	(2,103)
Hoosier Park	1,607	1,321
CDSN	263	(206)
Total racing operations	(14,946)	(12,912)

Other investments	(286)	(186)
Corporate revenues	(1,883)	(2,284)
Eliminations	(38)	-
	$(17,153)	$ (15,382)

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

6.	Segment Information (cont'd)

	As of	As of	As of
	March 31, 2002	December 31, 2001	March 31, 2001
Total assets:
Kentucky Operations	$373,562	$368,604	$401,105
Hollywood Park	146,602	152,362	141,849
Calder Race Course	91,044	104,928	82,038
Arlington Park	76,089	75,716	71,230
Hoosier Park	37,226	35,062	35,886
Other investments	51,742	52,212	45,708
	776,265	788,884	777,816
Eliminations	(319,343)	(318,169)	(327,059)
	$456,922	$470,715	$450,757

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	Three Months Ended March 31,
	2002	2001
Total EBITDA	$(12,507)	$(10,408)
Depreciation and amortization	(4,815)	(4,925)
Interest income (expense), net	(2,571)	(3,402)
Loss before income tax benefit	$(19,893)	$(18,735)

7.	Significant Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," FASB Statement No. 13. "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management anticipates that the adoption of FAS 145 will not have an effect on the Company's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the three months ended March 31, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

7.	Significant Accounting Pronouncements (cont'd)

Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management anticipates that the adoption of FAS 144 will not have a material effect on the Company's results of operations or financial position.

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

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K for the period ended December 31, 2001, for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”). We also own and operate Hollywood Park, a

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Thoroughbred racing operation in Inglewood, California; Arlington Park, a pari-mutuel horse racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

Our revenues and earnings are significantly influenced by our live racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We traditionally have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter of each year.

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

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities including on-site simulcast facilities and nine separate off-track betting facilities (“OTBs”), which are included in their respective racetracks, during the three months ended March 31, 2002 and 2001, is as follows ($ in thousands):

			Calder
	Kentucky	Hollywood	Race	Arlington	Hoosier
	Operations	Park	Course	Park	Park
Pari-mutuel wagering:
Live Racing
2002 handle	-	-	$2,098	-	-
2002 no. of days	-	-	2	-	-
2001 handle	-	-	$2,093	-	$1,528
2001 no. of days	-	-	2	-	19

Export simulcasting*
2002 handle	-	-	$8,175	-	-
2002 no. of days	-	-	2	-	-
2001 handle	-	-	$9,013	-	$4,507
2001 no. of days	-	-	2	-	19

Import simulcasting
2002 handle	$44,152	$83,008	-	$70,459	$33,716
2002 no. of days	165	65	-	450	295
2001 handle	$46,093	$78,095	-	$69,020	$34,209
2001 no. of days	154	66	-	450	295
Number of OTBs	1	-	-	5	3

Totals
2002 handle	$44,152	$83,008	$10,273	$70,459	$33,716
2001 handle	$46,093	$78,095	$11,106	$69,020	$40,244

Pari-mutuel revenues:
2002 revenues	$4,647	$1,660	$680	$4,686	$11,263
2001 revenues	$4,774	$1,562	$723	$4,739	$11,477

* Export simulcasting for each racetrack includes handle related to revenues recorded in our new internal operating unit - Churchill Downs Simulcast Network ("CDSN"). Pari-mutuel revenues recorded for CDSN are $238 and $258 for the periods ending March 31, 2002 and 2001, respectively.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenues

Net revenues during the three months ended March 31, 2002 decreased $0.7 million from $31.7 million in 2001 to $31.0 million in 2002. The decrease in revenues was primarily due to the lack of live racing at Hoosier Park during the first quarter of 2002 compared to 19 days of Standardbred live racing being conducted during the first quarter of 2001. Hollywood Park also had decreases in concessions revenue as a result of outsourcing their food service. Kentucky Operations had a decrease in revenues as a result of lower handle on incoming signals at our simulcast facilities. Arlington Park had decreases in revenues as a result of fewer off-season rentals from exposition shows in 2002 resulting in lower related revenues.

Operating Expenses

Operating expenses increased $0.4 million from $39.3 million in 2001 to $39.7 million in 2002 primarily due to increases in 2002 business insurance expenses for property, general liability and worker's compensation at all of our racetracks. Increases were offset by a decrease in amortization expense of $0.4 million related to the adoption of the FASB Statement of Financial Accounting Standards No. 142 ("FAS 142") adopted January 1, 2002.

Gross Loss

Gross losses were incurred as a result of limited live racing during the first quarter, which included only two days of live racing at Calder Race Course. Live racing will be held at five of our six racetracks during the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $0.6 million from $7.8 million in 2001 to $8.4 million in 2002 primarily due to costs incurred by our Kentucky Operations related to the Kentucky legislative gaming initiatives in 2002.

Other Income and Expense

Interest expense decreased $0.9 million in 2002 primarily due to the use of available cash to pay down our line of credit since March 31, 2001, as well as a reduction in interest rates on the revolving loan facility resulting from the improvement in our leverage ratios and an overall decrease in LIBOR interest rates.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Provision

Our income tax benefit increased slightly for the three months ended March 31, 2002, as compared to March 31, 2001, as a result of an increase in pre-tax losses and a decline in our effective income tax rate from 41.5% in 2001 to 39.5% in 2002 primarily as a result of non-deductible goodwill amortization expenses.

Significant Changes in the Balance Sheet March 31, 2002 to December 31, 2001

Restricted cash decreased $9.2 million due to the timing of the Calder Race Course live meet. Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

Accounts receivable balances decreased by $15.0 million in 2002 primarily due to the collection of 2001 live meet receivables for Calder Race Course and Hollywood Park with decreases in accounts receivables of $4.6 million and $3.8 million, respectively. In addition our Kentucky Operations had a decrease of $5.2 million primarily due to the collection of accounts receivables related to the 2002 Kentucky Derby and Kentucky Oaks.

Deferred income tax assets increased $7.2 million as a result of the estimated income tax benefit associated with the first quarter net loss.

Accounts payable decreased $12.2 million primarily due to the decrease of horsemen accounts and purses payable related to live racing at Calder Race Course and Hollywood Park.

Dividends payable decreased $6.5 million at March 31, 2002 due to the payment of dividends in the first quarter of 2002.

Deferred revenue increased $9.6 million at March 31, 2002, primarily due to the sale by Kentucky Operations of corporate sponsor event tickets, season box and membership sales and future wagering related to the 2002 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2002.

Long-term debt increased $10.0 million as the result of additional borrowings used to meet the operating and capital needs of our facilities during the first quarter.

Significant Changes in the Balance Sheet March 31, 2002 to March 31, 2001

Accounts payable increased $7.4 million primarily as a result of an increase in purses payable for Hoosier Park and Arlington Park.

The long-term debt decrease of $18.0 million was a result of the use of current cash flows to reduce borrowings under our bank line of credit since March 31, 2001.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash flows (used in) provided by operations were $(0.6) million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operations as compared to 2001 was primarily a result of the increase in losses for the three months ended March 31, 2002. Management believes cash flows from operations and available borrowings during 2002 will be sufficient to fund our cash requirements for the year, including capital improvements.

Cash flows used in investing activities were $5.1 million and $4.3 million for the three months ended March 31, 2002 and 2001, respectively. We are planning capital expenditures, including the first phase of our Master Plan for the renovation of the Churchill Downs racetrack, of approximately $20.0 million in 2002.

Cash flows provided by financing activities were $3.8 million and $0.02 million for the three months ended March 31, 2002 and 2001, respectively. We borrowed $53.1 million and repaid $42.5 million on our line of credit and paid dividends of $6.5 million during 2002.

We have a $250 million line of credit under a revolving loan facility, of which $135.3 million was outstanding at March 31, 2002. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Significant Accounting Pronouncements

We adopted FAS 142, "Goodwill and Other Intangible Assets," during the quarter ended March 31, 2002, as described in Note 5 to the financial statements. The impact of the adoption of FAS 142 on our results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Management of the Company estimates a reduction of $1.4 million in amortization expense for 2002 related to the adoption of FAS 142. We are required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. While testing is not yet complete, management does not expect any loss as a result of the impairment tests, which we will complete during the second quarter of 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management anticipates that the adoption of FAS 144 will not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," FASB Statement No. 13. "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management anticipates that the adoption of FAS 145 will not have an effect on the Company's results of operations or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, we had $135.3 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.4 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% and 7.30% on notional amounts of $35.0 million each which mature in March 2003 and May 2002, respectively. We have also entered into a contract in which we pay a fixed interest rate of 6.40% on a notional amount of $30.0 million which matures in November 2002. Assuming the March 31, 2002, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable

ITEM 2.	Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits

Not Applicable

B.	Reports on Form 8-K

(1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated February 15, 2002, attaching our fourth quarter and fiscal year ended December 31, 2001, earnings release dated February 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 15, 2002	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2002	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 15, 2002	\s\Michael E. Miller
Michael E. Miller
Senior Vice President, Finance
(Principal Accounting Officer)

