Form 10-Q
period 2002-06-30
CHURCHILL DOWNS INC
filed 2002-08-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    X    No____

The number of shares outstanding of registrant’s common stock at August 13, 2002 was 13,127,138 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION	PAGES

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets, June 30, 2002, December 31, 2001 and June 30, 2001	3

	Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

	Condensed Notes to Consolidated Financial Statements	6-14

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30,	December 31,	June 30,
	2002	2001	2001
ASSETS	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$ 26,381	$ 15,732	$ 23,870
Restricted cash	16,931	10,535	18,455
Accounts receivable, net	35,814	28,472	39,587
Deferred income tax assets	2,022	2,806	1,684
Other current assets	6,093	2,177	3,681
Total current assets	87,241	59,722	87,277

Other assets	12,064	11,475	10,981
Plant and equipment, net	338,696	339,419	343,402
Goodwill, net	52,239	52,239	52,936
Intangible assets, net	7,678	7,860	8,049
	$497,918	$470,715	$502,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 75,070	$ 40,493	$ 69,731
Accrued expenses	36,056	31,452	36,609
Dividends payable	-	6,549	-
Income taxes payable	5,155	971	6,517
Deferred revenue	5,842	14,241	4,052
Long-term debt, current portion	490	561	2,461
Total current liabilities	122,613	94,267	119,370

Long-term debt, due after one year	116,672	132,787	143,036
Other liabilities	13,585	11,302	12,475
Deferred income taxes	15,119	15,124	15,133
Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized;
issued: 13,115 shares June 30, 2002, 13,098 shares
December 31, 2001, and 13,084 shares June 30, 2001	125,132	124,750	124,485
Retained earnings	105,923	94,850	90,258
Accumulated other comprehensive loss	(1,061)	(2,300)	(2,047)
Note receivable for common stock	(65)	(65)	(65)
	229,929	217,235	212,631
	$497,918	$470,715	$502,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the six and three months ended June 30, 2002 and 2001 (Unaudited) (In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Net revenues	$203,599	$194,972	$172,627	$163,257
Operating Expenses	162,430	154,065	122,701	114,802

Gross profit	41,169	40,907	49,926	48,455

Selling, general and administrative expenses	17,268	15,806	8,872	7,972

Operating income	23,901	25,101	41,054	40,483

Other income (expense):
Interest income	174	332	93	219
Interest expense	(4,967)	(6,956)	(2,315)	(3,441)
Miscellaneous, net	(591)	(99)	(422)	(148)
	(5,384)	(6,723)	(2,644)	(3,370)

Earnings before provision for income taxes	18,517	18,378	38,410	37,113

Provision for income taxes	(7,444)	(7,443)	(15,302)	(15,218)

Net earnings	$ 11,073	$ 10,935	$ 23,108	$ 21,895

Earnings per common share data:
Basic	$0.84	$0.84	$1.76	$1.67
Diluted	$0.83	$0.83	$1.73	$1.66

Weighted average shares outstanding:
Basic	13,110	13,065	13,115	13,084
Diluted	13,341	13,185	13,338	13,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six and three months ended June 30, (Unaudited) (In thousands)
	2002	2001
Cash flows from operating activities:
Net earnings	$ 11,073	$ 10,935
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,661	9,089
Amortization of goodwill	-	706

Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(6,396)	(9,449)
Accounts receivable	(7,342)	(7,051)
Other current assets	(3,916)	(1,317)
Accounts payable	34,577	36,049
Accrued expenses	6,621	1,909
Income taxes payable	4,184	5,426
Deferred revenue	(8,399)	(7,301)
Other assets and liabilities	1,695	1,401
Net cash provided by operating activities	41,758	40,397

Cash flows from investing activities:
Additions to plant and equipment, net	(8,756)	(9,541)
Net cash used in investing activities	(8,756)	(9,541)

Cash flows from financing activities:
(Decrease) increase in long-term debt, net	(1,035)	9
Borrowings on bank working line of credit	108,731	103,739
Repayments of bank working line of credit	(112,882)	(106,291)
Borrowings on bank revolving line of credit	33,000	18,000
Repayments of bank revolving line of credit	(44,000)	(28,000)
Payment of dividends	(6,549)	(6,508)
Common stock issued	382	1,258
Net cash used in financing activities	(22,353)	(17,793)

Net increase in cash and cash equivalents	10,649	13,063
Cash and cash equivalents, beginning of period	15,732	10,807
Cash and cash equivalents, end of period	$ 26,381	$ 23,870
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,648	$ 6,555
Income taxes	$ 3,260	$ 1,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 2001 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The Company historically has had very few live racing days during the first quarter, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

2.	Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus a spread of 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate on our outstanding revolving loan borrowings was 2.84% and 5.23% at June 30, 2002 and 2001, respectively. There was $109.6 million outstanding on the line of credit at June 30, 2002, compared to $124.7 million outstanding at December 31, 2001, and $140.6 million outstanding at June 30, 2001. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum levels of net worth. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

3.	Financial Instruments

In order to mitigate a portion of the market risk on its variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts, we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% on a notional amount of $35.0 million, which matures in March 2003, and 6.40% on a notional amount of $30.0 million, which matures in November 2002. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive earnings and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.3 million in accumulated other comprehensive earnings net of related tax benefit of $0.2 million to recognize the fair value of these swaps upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify all of the approximately $1.1 million of the June 30, 2002 net loss (net of related tax benefit of $0.7 million) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the next nine months.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

3.	Financial Instruments (cont'd)

Comprehensive earnings consist of the following:

	Six months ended June 30,
	2002	2001
Net Earnings	$11,073	$10,935
Cash flow hedging (net of related tax provision of
$789 in 2002 and tax benefit of $1,303 in 2001)	1,239	(2,047)
Comprehensive earnings	$12,312	$ 8,888

	Three months ended June 30,
	2002	2001
Net Earnings	$23,108	$21,895
Cash flow hedging (net of related tax provision of
$266 in 2002 and tax benefit of $62 in 2001)	418	97
Comprehensive earnings	$23,526	$21,992

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Six months ended		Three months ended
	June 30,		June 30,
	2002	2001	2002	2001
Numerator for basic and diluted earnings per share:	$11,073	$10,935	$23,108	$21,895

Denominator for weighted average shares of Common stock outstanding per share:
Basic	13,110	13,065	13,115	13,084
Plus dilutive effect of stock options	231	120	223	133
Diluted	13,341	13,185	13,338	13,217

Earnings per common share:
Basic	$0.84	$0.84	$1.76	$1.67
Diluted	$0.83	$0.83	$1.73	$1.66

Options to purchase 1 and 64 shares for the periods ended June 30, 2002 and 2001, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

5.	Adoption of Recently Issued Accounting Standard

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the six months ended June 30, 2002, and no adjustment to the carrying value of goodwill was required. The impact of the adoption of SFAS No. 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Amortization expense will be reduced by $1.4 million for 2002 as a result of the adoption of SFAS No. 142.

Following are pro forma results for the six months ended June 30, 2001 assuming goodwill had not been amortized prior to January 1, 2002:

Six Months ended June 30, 2001:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common share
Reported net earnings	$10,935	$0.84	$0.83
Adjustment for amortization of goodwill	706	0.05	0.05
Adjusted net earnings	$ 11,641	$0.89	$0.88

Three Months ended June 30, 2001:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common share
Reported net earnings	$21,895	$1.67	$1.66
Adjustment for amortization of goodwill	349	0.03	0.02
Adjusted net earnings	$ 22,244	$1.70	$1.68

There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at June 30, 2002 for Kentucky Operations, Calder Race Course and Churchill Downs Simulcast Network (“CDSN”) was $4.8 million, $36.4 million and $11.0 million, respectively.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

5.	Adoption of Recently Issued Accounting Standard (cont'd)

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger.

Other intangible assets which are being amortized are recorded at approximately $3.9 million at June 30, 2002, which is net of accumulated amortization of $1.5 million. Amortization expense of these assets was $0.2 million for the six months ended June 30, 2002 and 2001.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:
Estimated
Amortization Expense
2002	365
2003	365
2004	182
2005	166
2006	166

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its five OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks. As a result of reorganization for internal reporting during 2002, the Company’s segment disclosures are presented on a new basis to correspond with internal reporting to combine our two Kentucky racetracks and to separately report our CDSN operations. The CDSN segment was designed to increase focus on the distribution of the Company’s simulcast signal. CDSN will oversee national and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. Prior period financial statement amounts have been reclassified to conform to the reorganization for CDSN.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
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

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

6.	Segment Information (cont'd)

The table below presents information about reported segments for the six months and three months ended June 30, 2002 and 2001:
	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
Kentucky Operations	$ 69,351	$ 67,686	$ 63,755	$ 62,014
Hollywood Park	48,487	52,386	43,455	46,897
Calder Race Course	22,825	13,551	21,571	12,297
Arlington Park	27,634	27,469	21,515	21,077
Hoosier Park	26,663	26,318	14,627	13,885
CDSN	30,742	25,894	30,045	25,636
Total racing operations	225,702	213,304	194,968	181,806
Other investments	2,580	2,683	1,743	1,768
Corporate revenues	1,011	705	879	704
Eliminations	(25,694)	(21,720)	(24,963)	(21,021)
	$203,599	$194,972	$172,627	$163,257
EBITDA:
Kentucky Operations	$ 19,700	$ 21,665	$ 24,911	$ 25,977
Hollywood Park	6,806	8,766	9,023	10,301
Calder Race Course	819	(1,410)	3,894	1,063
Arlington Park	(2,488)	(280)	(227)	1,268
Hoosier Park	3,878	3,151	1,888	1,434
CDSN	7,505	6,121	7,242	6,327
Total racing operations	36,220	38,013	46,731	46,370
Other investments	248	848	274	620
Corporate expenses	(3,435)	(4,064)	(1,525)	(1,785)
Eliminations	(62)	-	(2)	-
	$ 32,971	$ 34,797	$ 45,478	$ 45,205
Operating income (loss):
Kentucky Operations	$ 16,766	$ 18,824	$ 23,437	$ 24,573
Hollywood Park	4,136	6,197	7,714	9,001
Calder Race Course	(327)	(3,157)	3,320	214
Arlington Park	(3,894)	(1,389)	(974)	714
Hoosier Park	3,109	2,360	1,502	1,039
CDSN	7,505	6,121	7,242	6,327
Total racing operations	27,295	28,956	42,241	41,868
Other investments	28	209	314	395
Corporate expenses	(3,406)	(4,064)	(1,523)	(1,780)
Eliminations	(16)	-	22	-
	$ 23,901	$ 25,101	$ 41,054	$ 40,483

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

6.	Segment Information (cont'd)

	As of	As of	As of
	June 30, 2002	December 31, 2001	June 30, 2001
Total assets:
Kentucky Operations	$370,165	$367,277	$400,527
Hollywood Park	174,849	152,362	177,838
Calder Race Course	86,641	95,237	91,016
Arlington Park	82,138	75,716	83,716
Hoosier Park	38,494	35,062	36,668
CDSN	11,018	11,018	11,165
Other investments	52,005	52,212	46,362
	815,310	788,884	847,292
Eliminations	(317,392)	(318,169)	(344,647)
	$497,918	$470,715	$502,645

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Total EBITDA	$32,971	$34,797	$45,478	$45,205
Depreciation and amortization	(9,661)	(9,795)	(4,846)	(4,870)
Interest income (expense), net	(4,793)	(6,624)	(2,222)	(3,222)
Earnings before provision for income taxes	$18,517	$18,378	$38,410	$37,113

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the six months ended June 30, 2002 and 2001 (Unaudited)
($ in thousands, except per share data)

7.	Significant Accounting Pronouncements (cont'd)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the six months ended June 30, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB SFAS No. 4, 44 and 64, Amendment of FASB SFAS No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 13, "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002. Management anticipates that the adoption of SFAS No. 145 will not have an effect on the Company's results of operations or financial position.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

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

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our six live racing facilities including on-site simulcast facilities and nine separate off-track betting facilities ("OTBs"), which are included in their respective racetracks, during the six months ended June 30, 2002 and 2001 is as follows ($ in thousands):

	Kentucky	Hollywood	Calder Race	Arlington	Hoosier
	Operations	Park	Course	Park	Park
Pari-mutuel revenues:
Live Racing
2002 handle	$ 85,552	$ 98,938	$ 63,985	$ 12,166	$ 4,634
2002 no. of days	47	50	50	20	57
2001 handle	$ 84,658	$109,201	$ 34,902	$ 9,607	$ 6,094
2001 no. of days	46	54	30	14	83

Export simulcasting*
2002 handle	$421,890	$418,782	$152,237	$ 52,693	$ 20,243
2002 no. of days	47	50	50	20	57
2001 handle	$386,820	$412,556	$ 84,938	$ 30,287	$ 20,039
2001 no. of days	46	54	30	14	83

Import simulcasting
2002 handle	$ 66,249	$112,200	-	$176,129	$ 69,259
2001 no. of days	277	130	-	925	597
2001 handle	$ 67,938	$102,525	-	$161,547	$ 68,242
2001 no. of days	267	134	-	919	593
Number of OTBs	1	-	-	5	3

Totals
2002 handle	$573,691	$629,920	$216,222	$240,988	$ 94,136
2001 handle	$539,416	$624,282	$119,840	$201,441	$ 94,375

Pari-mutuel revenues:
2002 revenues	$42,184	$41,337	$22,486	$23,778	$24,539
2001 revenues	$40,076	$43,063	$15,130	$23,529	$23,959

* Export simulcasting for each racetrack includes handle related to revenues recorded in our new internal operating unit, Churchill Downs Simulcast Network ("CDSN"). Pari-mutuel revenues recorded for CDSN are $29.4 million and $25.9 million for the periods ending June 30, 2002 and 2001, respectively.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Revenues

Net revenues during the six months ended June 30, 2002 increased $8.6 million from $195.0 million in 2001 to $203.6 million in 2002. Calder Race Course revenues increased $9.3 million as a result of an expanded live race meet during 2002 resulting in 20 additional days through June 30, 2002. Kentucky Operations revenues increased $1.7 million primarily due to record wagering for the Kentucky Derby and Kentucky Oaks. Hollywood Park revenues decreased $3.9 million primarily due to a decrease of four live racing days in 2002 compared to 2001. CDSN revenues increased $4.8 million primarily due to increases in overall export simulcasting activity as well as the additional 20 days of racing at Calder and record wagering on the Kentucky Oaks and Kentucky Derby days.

Operating Expenses

Operating expenses increased $8.3 million from $154.1 million in 2001 to $162.4 million in 2002 primarily due to several factors, including increases in 2002 business insurance expenses at all of our racetracks. Calder Race Course also had increases in operating expenses from the 20 additional race days and Hollywood Park’s expenses decreased due to the decrease of four live race days discussed above. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Increases were offset by a decrease in amortization expense of $0.7 million related to the adoption of the FASB Statement of Financial Accounting Standard (“SFAS”) No. 142 adopted January 1, 2002.

Gross Profit

Gross profit increased $0.3 million from $40.9 million in 2001 to $41.2 million in 2002. Although there was revenue growth during 2002 as a result of increased live racing days at Calder Race Course, record wagering results on Kentucky Derby and Oaks days and an increase for CDSN, these increases were offset by an increase in business insurance expenses, and other operating expenses, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $1.5 million from $15.8 million in 2001 to $17.3 million in 2002 primarily due to costs incurred by our Kentucky Operations related to the legislative gaming initiatives in 2002 and costs incurred by Arlington Park related to the Illinois riverboat legislation.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Interest expense decreased $2.0 million from $7.0 million in 2001 to $5.0 million in 2002 primarily due to the use of available cash to pay down our line of credit, as well as a reduction in the interest rate spread charged within the revolving loan facility and an overall decrease in LIBOR interest rates.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenues

Net revenues during the three months ended June 30, 2002 increased $9.4 million from $163.3 million in 2001 to $172.6 million in 2002. Calder Race Course revenues increased $9.3 million resulting from an additional 20 days of live racing due to the racing calendar starting earlier in the year. Kentucky Operation revenues also increased as a result of record wagering for the Kentucky Derby and Kentucky Oaks. These increases were offset by a decrease of $1.2 million in pari-mutuel revenues at Hollywood Park as a result of a decrease of four live racing days during the quarter compared to prior year. Hollywood Park also had decreases in concessions revenue as a result of outsourcing its food service. CDSN had an increase of $4.4 million primarily due to overall increases in export simulcasting activity as well as the additional 20 days of racing at Calder and record wagering on the Kentucky Oaks and Kentucky Derby days.

Operating Expenses

Operating expenses increased $7.9 million from $114.8 million in 2001 to $122.7 million in 2002 primarily due to increased expenses at Calder Race Course related to the increase of 20 days of live racing during the quarter. Additional increases during 2002 were due to increases in business insurance expenses. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Hollywood Park operating expenses decreased for the quarter consistent with the decreases in revenue as a result of the four fewer live racing days and outsourcing its food service. Increases were also offset by a decrease in amortization expense of $0.3 million related to the adoption of the FASB Statement of Financial Accounting Standards No. 142 (“FAS 142”) adopted January 1, 2002.

Gross Profit

Gross profit increased $1.5 million from $48.5 million in 2001 to $49.9 million in 2002 due to increased revenues for the three months ended June 30, 2002 as a result of increased live racing days at Calder Race Course, record wagering results on Kentucky Derby and Oaks days and an increase in revenue for CDSN. These increases were offset by an increase in business insurance expenses, and other operating expenses, as discussed.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

SG&A expenses increased by $0.9 million from $8.0 million in 2001 to $8.9 million in 2002 primarily due to costs incurred by our Kentucky Operations related to the legislative gaming initiatives in 2002 and costs incurred by Arlington Park related to Illinois riverboat legislation.

Other Income and Expense

Interest expense decreased $1.1 million in 2002 primarily due to the use of available cash to pay down our line of credit since June 30, 2001, as well as a reduction in interest rates on the revolving loan facility resulting from the improvement in our leverage ratios and an overall decrease in LIBOR interest rates.

Significant Changes in the Balance Sheet June 30, 2002 to December 31, 2001

Restricted cash increased $6.4 million due to the timing of the Hollywood Park and Hoosier Park live meets. Hollywood Park and Hoosier Park’s increases of $11.4 million and $4.1 million, respectively, were offset by a decrease of $9.3 million at Calder Race Course. Management of the horsemen’s cash and accounts payable accounts at Calder Race Course were taken over by the Florida Horseman’s Benevolent and Professional Association (“FHBPA”). Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

Accounts receivable balances increased by $7.3 million in 2002 primarily due to the timing of payments received related to the 2002 live meets for Arlington and Hollywood Park with increases in accounts receivable balances of $3.3 million and $4.1 million, respectively.

Other current assets increased $3.9 million primarily due to an increase of $1.6 million in prepaid insurance with increases at all of our racetracks and $1.5 million of prepaid expenses at Arlington Park related to the 2002 Breeders’ Cup Championship. Arlington Park will host the event in October 2002.

Accounts payable increased $34.6 million primarily due to the increase of horsemen accounts, purses payable and other expenses related to the operation of live racing at Arlington Park, Kentucky Operations, Hollywood Park and Hoosier Park. Calder Race Course decreased $9.3 million primarily due to FHBPA taking over management of the horsemen’s payable account.

Dividends payable decreased $6.5 million at June 30, 2002 due to the payment of dividends in the first quarter of 2002.

Deferred revenue decreased $8.4 million at June 30, 2002, primarily due to the significant amount of admissions and seat revenue that was received prior to December 31, 2001 recognized as income in May 2002 for the Kentucky Derby and Kentucky Oaks race days.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-term debt decreased $16.1 million as the result of the application of current cash flows to reduce borrowings under our bank line of credit during 2002.

Significant Changes in the Balance Sheet June 30, 2002 to June 30, 2001

The long-term debt decrease of $26.4 million was a result of the use of current cash flows to reduce borrowings under our bank line of credit since June 30, 2001.

Liquidity and Capital Resources

Cash flows provided by operations were $41.8 million and $40.4 million for the six months ended June 30, 2002 and 2001, respectively. Cash provided by operations increased slightly as compared to 2001 consistent with results from operations. Management believes cash flows from operations and available borrowings during 2002 will be sufficient to fund our cash requirements for the year, including capital improvements.

Cash flows used in investing activities were $8.8 million and $9.5 million for the six months ended June 30, 2002 and 2001, respectively. We used $8.8 million during 2002 for capital spending at our facilities including $2.1 million for the Master Plan renovation at our Kentucky Operations. We are planning capital expenditures, including the first phase of our Master Plan renovation, of approximately $20.0 million in 2002.

Cash flows used in financing activities were $22.4 million and $17.8 million for the six months ended June 30, 2002 and 2001, respectively, reflecting the use of cash flows from operations to repay debt. We borrowed $141.7 million and repaid $156.9 million on our line of credit and paid dividends of $6.5 million during 2002.

We have a $250 million line of credit under a revolving loan facility, of which $109.6 million was outstanding at June 30, 2002. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

Significant Accounting Pronouncements

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” during the quarter ended March 31, 2002, as described in Note 5 to the financial statements. The impact of the adoption of SFAS No. 142 on our results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Amortization expense will be reduced by $1.4 million for 2002 as a result of the adoption of SFAS No. 142. We completed the required impairment tests of goodwill and indefinite lived intangible assets during the six months ended June 30, 2002 and no adjustment to the carrying value of goodwill was required.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the six months ended June 30, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB SFAS No. 4, 44 and 64, Amendment of FASB SFAS No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 13, "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002. Management anticipates that the adoption of SFAS No. 145 will not have an effect on the Company's results of operations or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, we had $109.6 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.1 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% on a notional amount of $35.0 million, which matures in March 2003 and 6.40% on a notional amount of $30.0 million, which matures in November 2002. Assuming the June 30, 2002, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.7 million.

PART II.OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The registrant’s 2002 Annual Meeting of Shareholders was held on June 20, 2002. Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class III Director	Votes For	Votes Withheld
Charles W. Bidwill, Jr.	12,004,190	63,086
Robert L. Fealy	12,003,462	63,814
Daniel P. Harrington	12,014,826	52,450
Carl F. Pollard	12,016,292	50,984
Darrell R. Wells	12,016,441	50,835

Class I Director	Votes For	Votes Withheld
Leonard S. Coleman, Jr.	11,992,914	74,362

A proposal (Proposal No. 2) to approve an amendment to the Churchill Downs Incorporated 1997 Stock Option Plan to increase the number of shares of Common Stock, No Par Value, available for issuance thereunder from 600,000 to 1,200,000 was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 11,515,849 shares were voted in favor of the proposal; 468,236 shares were voted against; and 83,191 shares abstained.

A proposal (Proposal No. 3) to approve the minutes of the 2002 Annual Meeting of Shareholders' was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 11,629,824 shares were voted in favor of the proposal; 141,319 shares were voted against; and 296,133 shares abstained.

The total number of shares of common stock outstanding as of April 24, 2002, the record date of the Annual Meeting of Shareholders, was 13,114,908.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A. Exhibits

See exhibit index on page 27.

B. Reports on Form 8-K

Churchill Downs Incorporated filed a Current Report on Form 8-K dated May 8, 2002, attaching our first quarter 2002 earnings release dated May 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 13, 2002	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2002	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 13, 2002	\s\Michael E. Miller
Michael E. Miller
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

(3)(a)	Restated Bylaws of Churchill Downs Incorporated as amended	Page 28, Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(10)(a)	Churchill Downs Incorporated Fourth Amended and Restated 1997 Stock Option Plan	Page 39, Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(10)(b)	Waiver, Consent and Seventh Amendment to $250,000,000 Revolving Credit Facility Credit Agreement effective June 30, 2002.	Page 49, Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(99)(a)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Page 61, Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

