Form 10-Q
period 2002-09-30
CHURCHILL DOWNS INC
filed 2002-11-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    X    No____

The number of shares outstanding of registrant’s common stock at November 13, 2002 was 13,134,681 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION	PAGES

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets, September 30, 2002, December 31, 2001 and September 30, 2001	3

	Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

	Condensed Notes to Consolidated Financial Statements	6-13

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,	December 31,	September 30,
ASSETS	2002	2001	2001
	(unaudited)		(unaudited)
Current assests:
Cash and cash equivalents	$ 15,575	$ 15,732	$ 14,436
Restricted cash	3,755	10,535	8,389
Accounts receivable, net	24,697	28,472	29,034
Deferred Income taxes	1,734	2,806	1,721
Other current assets	6,256	2,177	4,304
Total current assets	52,017	59,722	57,884

Other assets	11,307	11,475	11,180
Plant and equipment, net	341,127	339,419	341,920
Goodwill, net	52,239	52,239	52,588
Intangible assets, net	7,587	7,860	7,952
	$464,277	$470,715	$471,524
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 34,595	$ 40,493	$ 37,242
Accrued expenses	34,079	31,452	34,694
Dividends payable	-	6,549	-
Income taxes payable	465	971	11,362
Deferred revenue	3,149	14,241	4,423
Long-term debt, current portion	471	561	2,308
Total current liabilities	72,759	94,267	90,029

Long-term debt, due after one year	123,922	132,787	134,128
Other liabilities	13,748	11,302	13,255
Deferred income taxes	15,115	15,124	14,761
Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized;
issued: 13,135 shares September 30, 2002, 13,098 shares
December 31, 2001, and 13,098 shares September 30, 2001	125,574	124,750	124,750
Retained earnings	113,832	94,850	97,349
Accumulated other comprehensive income	(608)	(2,300)	(2,683)
Note receivable for common stock	(65)	(65)	(65)
	238,733	217,235	219,351
	$464,277	$470,715	$471,524

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine and three months ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share data)

Nine Months Ended September 30,		Three Months Ended September 30,
2002	2001	2002	2001

Net revenues	$329,186	$316,219	$125,587	$121,247
Operating expenses	263,994	253,210	101,564	99,145

Gross Profit	65,192	63,009	24,023	22,102

Selling, general and administrative expenses	25,580	23,084	8,312	7,278

Operating Income	39,612	39,925	15,711	14,824

Other income (expense):
Interest income	254	471	80	139
Interest expense	(6,946)	(9,864)	(1,979)	(2,908)
Miscellaneous, net	(1,177)	(240)	(586)	(141)
	(7,869)	(9,633)	(2,485)	(2,910)

Earnings before provision for income taxes	31,743	30,292	13,226	11,914

Provision for income taxes	(12,761)	(12,266)	(5,317)	(4,823)

Net earnings	$ 18,982	$ 18,026	$ 7,909	$ 7,091

Earnings per common share data:
Basic	$1.45	$1.38	$0.60	$0.54
Diluted	$1.42	$1.37	$0.59	$0.54

Weighted average shares outstanding:
Basic	13,115	13,075	13,126	13,093
Diluted	13,342	13,198	13,351	13,223

       The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended September 30, (Unaudited) (In thousands)
	2002	2001
Cash flows from operating activities:
Net earnings	$ 18,982	$ 18,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,613	13,794
Amortization of goodwill	-	1,055
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	6,780	618
Accounts receivable	3,775	3,501
Other current assets	(4,079)	(1,940)
Accounts payable	(5,898)	3,561
Accrued expenses	5,384	(102)
Income taxes payable	(506)	10,271
Deferred revenue	(11,092)	(6,930)
Other assets and liabilities	2,612	1,038
Net cash provided by operating activities	30,571	42,892

Cash flows from investing activities:
Additions to plant and equipment, net	(16,048)	(12,674)
Net cash used in investing activities	(16,048)	(12,674)

Cash flows from financing activities:
Decrease in long-term debt, net	(1,087)	(143)
Borrowings on bank line of credit	205,360	173,252
Repayments of bank line of credit	(213,228)	(194,713)
Payment of dividends	(6,549)	(6,508)
Common stock issued	824	1,523
Net cash used in financing activities	(14,680)	(26,589)

Net (decrease) increase in cash and cash equivalents	(157)	3,629
Cash and cash equivalents, beginning of period	15,732	10,807
Cash and cash equivalents, end of period	$ 15,575	$ 14,436
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 6,527	$ 9,320
Income taxes	$ 13,267	$ 2,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the period ended December 31, 2001 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

The Company has a $250 million line of credit under a revolving credit facility through a syndicate of banks to provide for its capital requirements. The interest rate on the borrowing is based upon LIBOR plus a spread of 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate on our outstanding revolving loan borrowings was 2.61% and 4.58% at September 30, 2002 and 2001, respectively. There was $116.9 million outstanding on the line of credit at September 30, 2002, compared to $124.7 million outstanding at December 31, 2001, and $131.7 million outstanding at September 30, 2001. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum levels of net worth. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in 2004.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

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

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive earnings and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $0.3 million in accumulated other comprehensive earnings net of related tax benefit of $0.2 million to recognize the fair value of these swaps upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify all of the approximately $0.6 million of the September 30, 2002 net loss (net of related tax benefit of $0.4 million) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the next six months.

Comprehensive earnings consist of the following:

	Nine months ended September 30,
	2002	2001
Net Earnings	$18,982	$18,026
Cash flow hedging (net of related tax provision) of
$1,077 in 2002 and tax benefit of $1,708 in 2001	1,692	(2,683)
Comprehensive earnings	$20,674	$15,343

	Three months ended September 30,
	2002	2001
Net Earnings	$ 7,909	$ 7,091
Cash flow hedging (net of related tax provision of $288
in 2002 and tax benefit of $405 in 2001)	453	(636)
Comprehensive earnings	$ 8,362	$ 6,455

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:
	Nine months ended		Three months ended
	September 30,		September 30,
	2002	2001	2002	2001
Numerator for basic and diluted earnings per share:	$18,982	$18,026	$7,909	$7,091

Denominator for weighted average shares of common stock outstanding per share:
Basic	13,115	13,075	13,126	13,093
Plus dilutive effect of stock options	227	123	225	130
Diluted	13,342	13,198	13,351	13,223

Earnings per common share:
Basic	$1.45	$1.38	$0.60	$0.54
Diluted	$1.42	$1.37	$0.59	$0.54

Options to purchase 4 and 64 shares for the period ended September 30, 2002 and 2001, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

5.	Adoption of Recently Issued Accounting Standard

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the second quarter of 2002, and no adjustment to the carrying value of goodwill was required. The impact of the adoption of SFAS No. 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 is to eliminate the amortization of goodwill. Amortization expense will be reduced by $1.4 million for 2002 as a result of the adoption of SFAS No. 142.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

5.	Adoption of Recently Issued Accounting Standard (cont'd)

Following are pro forma results for the nine months ended September 30, 2001 assuming goodwill had not been amortized prior to January 1, 2002:

Nine Months ended September 30, 2001:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common share
Reported net earnings	$ 18,026	$1.38	$1.37
Adjustment for amortization of goodwill	1,055	0.08	0.08
Adjusted net earnings	$19,081	$1.46	$1.45

Three Months ended September 30, 2001:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common share
Reported net earnings	$ 7,091	$0.54	$0.54
Adjustment for amortization of goodwill	349	0.03	0.02
Adjusted net earnings	$ 7,440	$0.57	$0.56

There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at September 30, 2002 for Kentucky Operations, Calder Race Course and Churchill Downs Simulcast Network (“CDSN”) was $4.8 million, $36.4 million and $11.0 million, respectively.

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger, as the Company has yet to receive any benefits from the fund.

Other intangible assets that are being amortized are recorded at approximately $3.8 million at September 30, 2002, which is net of accumulated amortization of $1.6 million. Amortization expense of these assets was $0.3 million for the nine months ended September 30, 2002 and 2001.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:
Estimated
Amortization Expense
2002	365
2003	365
2004	182
2005	166
2006	166

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its five OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions primarily between CDSN and the racetracks. As a result of reorganization for internal reporting during 2002, the Company’s segment disclosures are presented on a new basis to correspond with internal reporting to combine our two Kentucky racetracks and to separately report our CDSN operations. The CDSN segment was designed to increase focus on the distribution of the Company’s simulcast signal. CDSN will oversee national and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. Prior period financial statement amounts have been reclassified to conform to the reorganization of CDSN.

The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs, plus simulcast fees, Indiana riverboat admissions subsidy, admissions, concessions, sponsorships, licensing rights and broadcast fees, lease income and other sources.

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

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

6.	Segment Information (cont'd)

The table below presents information about reported segments for the nine months and three months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Kentucky Operations	$ 87,746	$ 87,025	$ 18,395	$ 19,339
Hollywood Park	67,161	68,913	18,674	16,527
Calder Race Course	50,692	41,854	27,867	28,303
Arlington Park	68,676	65,789	41,042	38,320
Hoosier Park	41,287	40,569	14,624	14,251
CDSN	50,373	43,506	19,631	17,612
Total racing operations	365,935	347,656	140,233	134,352
Other investments	4,666	4,752	2,086	2,069
Corporate revenues	1,116	786	105	81
Eliminations	(42,531)	(36,975)	(16,837)	(15,255)
	$329,186	$316,219	$125,587	$121,247
EBITDA:
Kentucky Operations	$ 17,754	$ 20,650	$ (1,946)	$ (1,015)
Hollywood Park	8,577	9,931	1,771	1,165
Calder Race Course	7,137	4,866	6,318	6,276
Arlington Park	6,552	8,085	9,040	8,365
Hoosier Park	5,854	4,695	1,976	1,544
CDSN	12,036	10,229	4,531	4,108
Total racing operations	57,910	58,456	21,690	20,443
Other investments	544	1,535	296	687
Corporate expenses	(5,344)	(5,457)	(1,909)	(1,393)
Eliminations	(62)	-	-	-
	$ 53,048	$ 54,534	$ 20,077	$ 19,737
Operating income (loss):
Kentucky Operations	$ 13,370	$ 16,311	$ (3,396)	$ (2,513)
Hollywood Park	4,518	6,032	382	(165)
Calder Race Course	5,398	2,238	5,725	5,395
Arlington Park	4,375	6,363	8,269	7,752
Hoosier Park	4,698	3,539	1,589	1,179
CDSN	12,036	10,229	4,531	4,108
Total racing operations	44,395	44,712	17,100	15,756
Other investments	536	770	508	561
Corporate expenses	(5,327)	(5,557)	(1,921)	(1,493)
Eliminations	8	-	24	-
	$ 39,612	$ 39,925	$ 15,711	$ 14,824

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

6.	Segment Information (cont'd)
	As of	As of	As of
	September 30, 2002	December 31, 2001	September 30, 2001
Total assets:
Kentucky Operations	$351,380	$367,277	$380,082
Hollywood Park	148,437	152,362	149,922
Calder Race Course	84,915	95,237	92,009
Arlington Park	84,959	75,716	83,948
Hoosier Park	37,798	35,062	38,205
CDSN	11,018	11,018	11,092
Other investments	52,549	52,212	46,957
	771,056	788,884	802,215
Eliminations	(306,779)	(318,169)	(330,691)
	$464,277	$470,715	$471,524

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Total EBITDA	$53,048	$54,534	$20,077	$19,737
Depreciation and amortization	(14,613)	(14,849)	(4,952)	(5,054)
Interest income (expense), net	(6,692)	(9,393)	(1,899)	(2,769)
Earnings before provision for income taxes	$31,743	$30,292	$13,226	$11,914

7.	Significant Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the nine months ended September 30, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) for the nine months ended September 30, 2002 and 2001 (Unaudited) ($ in thousands, except per share data)

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

The FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company’s results of operation or financial position.

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

You should read this discussion with the financial statements included in this report and the Company's Form 10-K for the period ended December 31, 2001, for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as "Kentucky Operations"). We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at nine simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Churchill Downs Simulcast Network ("CDSN") segment was designed to increase focus on the distribution of the Company's simulcast signal. CDSN will oversee national and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

Our revenues are generated from commissions on pari-mutuel wagering at our racetracks and off-track betting facilities, plus simulcast fees, Indiana riverboat admissions subsidy, admissions, concessions, sponsorships, licensing rights and broadcast fees, lease income and other sources.

As a result of the controversy surrounding a Breeders' Cup Ultra Pick 6 wager, placed on October 26, 2002, we have established, along with the National Thoroughbred Racing Association, Inc. ("NTRA"), the NTRA Wagering Technology Group. The objective of the group is to ensure the security of pari-mutuel wagering systems and to eliminate concerns of racing patrons as to the integrity of such systems. Inasmuch as the controversy involves a vendor of the Company, the concerns and rigorous actions are grounded in our interest to protect our patrons.

In addition to the steps taken above, we have also taken action on a separate matter related to wagering. In an effort to ensure bettors that the odds do not change after the start of the race, effective November 13, 2002, wagering at all of our facilities, excluding Hollywood Park, will be halted at zero minutes to post - or approximately one minute before horses are loaded into the starting gate for each race. The California Horse Racing Board ("CHRB") regulations currently prevent us from implementing these changes at Hollywood Park but the CHRB is expected to discuss pick six wagering at a meeting on November 21, 2002. Also, totalizator hubs at our facilities will no longer accept wagers placed through account-wagering facilities that do not make recordings of touch-tone wagering transactions. These steps were taken to further ensure the integrity of our vendor totalizator systems.

Further, horse racing regulators in various jurisdictions are reviewing the integrity of these systems. In Illinois, the Illinois Racing Board ("IRB") has suspended pick four, pick six and pick nine wagering by Illinois racetracks pending the outcome of the IRB's review. In Canada, the Canadian Pari-Mutuel Agency banned pick four, pick six and superfecta wagering pending a resolution of registering all wagering on the network host system in a timely manner. At this time, management is unable to determine the financial impact, if any, of these decisions and actions.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and six live racing facilities, including on-site simulcast facilities and nine separate off-track betting facilities ("OTBs"), which are included in their respective racetracks, during the nine months ended September 30, 2002 and 2001 is as follows ($ in thousands):

	Kentucky	Hollywood	Calder Race	Arlington	Hoosier
	Operations	Park	Course	Park	Park	CDSN
Pari-mutuel wagering:
Live Racing
2002 handle	$108,620	$127,199	$140,672	$52,803	$9,732	-
2002 no. of days	93	65	113	86	115	-
2001 handle	$109,732	$135,999	$116,049	$50,662	$11,124	-
2001 no. of days	93	66	97	80	141	-

Export simulcasting
2002 handle	$34,730	$247,607	$31,775	$37,385	$56,344	$1,440,857
2002 no. of days	93	65	113	86	115	357
2001 handle	$37,753	$240,397	$27,913	$32,847	$46,583	$1,245,476
2001 no. of days	93	66	97	80	141	336

Import simulcasting
2002 handle	$99,074	$176,902	-	$331,973	$100,581	-
2002 no. of days	379	210	-	1,365	909	-
2001 handle	$101,350	$176,358	-	$323,585	$101,035	-
2001 no. of days	370	213	-	1,355	895	-
Number of OTBs	1	-	-	5	3	-

Totals
2002 handle	$242,424	$551,708	$172,447	$422,161	$166,657	$1,440,857
2001 handle	$248,835	$552,754	$143,962	$407,094	$158,742	$1,245,476

Pari-mutuel revenues:
2002 revenues	$38,401	$45,678	$41,776	$51,497	$37,832	$48,599
2001 revenues	$39,119	$44,593	$34,230	$50,226	$36,839	$43,047

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Revenues

Net revenues during the nine months ended September 30, 2002 increased $13.0 million from $316.2 million in 2001 to $329.2 million in 2002. Calder Race Course revenues increased $8.8 million as a result of an expanded live race meet during 2002 resulting from 16 additional live race days through September 30, 2002. Arlington Park revenues increased $2.9 million as a result of six additional live race days and Hollywood Park revenues decreased $1.8 million primarily due to a decrease in concessions revenue as a result of outsourcing its food service. Kentucky Operations revenues increased $0.7 million primarily due to record wagering for the Kentucky Derby and Kentucky Oaks. CDSN revenues increased $6.9 million primarily due to increases in overall export simulcasting activity, the additional days of racing at Calder Race Course and Arlington Park, as well as record wagering on the Kentucky Oaks and Kentucky Derby days.

Operating Expenses

Operating expenses increased $10.8 million from $253.2 million in 2001 to $264.0 million in 2002 due to several factors, including increases in 2002 business insurance expenses at all of our racetracks. Calder Race Course and Arlington Park also had increases in operating expenses from the increased number of live race days and Hollywood Park’s expenses decreased due to the decrease of one live race day discussed above. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Increases were offset by a decrease in amortization expense of $1.1 million related to the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 adopted January 1, 2002.

Gross Profit

Gross profit increased $2.2 million from $63.0 million in 2001 to $65.2 million in 2002. Although there was revenue growth during 2002 as a result of increased live racing days at Calder Race Course and Arlington Park, record wagering results on Kentucky Derby and Oaks days and an increase for CDSN, these increases were partially offset by an increase in business insurance expenses, and other operating expenses, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $2.5 million primarily due to costs incurred by our Kentucky Operations related to the Kentucky legislative gaming initiatives in 2002 and costs incurred by Arlington Park related to the Illinois riverboat legislation.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Interest expense decreased $2.9 million in 2002 as a result of lower interest rates and continued debt reduction through our positive cash flow and balance sheet management.

Income Tax Provision

Our provision for income taxes increased slightly for the nine months ended September 30, 2002, as compared to September 30, 2001, as a result of an increase in pre-tax earnings offset partially by a decline in our effective income tax rate from 40.5% in 2001 to 40.2% in 2002.

Three Months Ended September 30, 2002 Compared to Three Monthe Ended September 30, 2001

Net Revenues

Net revenues during the three months ended September 30, 2002 increased $4.4 million from $121.2 million in 2001 to $125.6 million in 2002. Hollywood Park revenues increased $2.1 million resulting from an additional three days of live racing due to the racing calendar starting later in the year. Hollywood Park's increases in pari-mutuel revenues were partially offset by decreases in concessions revenue as a result of outsourcing its food service. Kentucky Operation revenues decreased as a result of one less day of racing and Calder Race Course revenues decreased as a result of four fewer race days during the quarter compared to the prior year. Arlington Park revenues increased $2.7 million primarily due to increases in export simulcasting. CDSN had an increase of $2.0 million primarily due to overall increases in export simulcasting activity as well as the additional three days of racing at Hollywood Park.

Operating Expenses

Operating expenses increased $2.5 million from $99.1 million in 2001 to $101.6 million in 2002 primarily due to increased expenses at Hollywood Park related to the increase of three days of live racing during the quarter partially offset by decreases from outsourcing food services. Arlington Park and CDSN also experienced increases in operating expenses consistent with the increase in export pari-mutuel revenues discussed above. Additional increases during 2002 were due to increases in business insurance expenses. A portion of the overall increase was offset by a decrease in amortization expense of $0.3 million related to the adoption of SFAS No. 142 adopted January 1, 2002.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Gross Profit

Gross profit increased $1.9 million due to increased revenues from the increase in the number of live race days at Hollywood Park and an increase in revenues for CDSN. These increases were partially offset by an increase in business insurance expenses, and other operating expenses, as previously discussed.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.0 million from $7.3 million in 2001 to $8.3 million in 2002 primarily due to increased charitable donations and corporate costs incurred for professional fees and timing of marketing expenses.

Other Income and Expense

Interest expense decreased $0.9 million as a result of lower interest rates and continued debt reduction as a result of our positive cash flow and balance sheet management.

Significant Changes in the Balance Sheet September 30, 2002 to December 31, 2001

Restricted cash decreased $6.8 million since December 31, 2001. Management of the horsemen's cash and accounts payable accounts at Calder Race Course were assumed by the Florida Horseman's Benevolent and Protective Association ("FHBPA") resulting in a decrease of $9.3 million. The remaining change in restricted cash relates to the timing of live meets, including an increase of $3.5 million at Hoosier Park.

Accounts payable decreased $5.9 million primarily due to a decrease of $9.5 million at Calder Race Course relating to the FHBPA assuming management of the horsemen's payable account as mentioned above. Hollywood Park had a decrease of $4.7 million resulting from the timing of their live meet offset by an increase in horsemen accounts and purses payable at Hoosier Park and Arlington Park also due to the timing of live race meets.

Dividends payable decreased $6.5 million at September 30, 2002 due to the payment in the first quarter of 2002.

Deferred revenue decreased $11.1 million at September 30, 2002, primarily due to the significant amount of admissions and seat revenue that was received prior to December 31, 2001 recognized as income in May 2002 for the Kentucky Derby and Kentucky Oaks race days. Long-term debt decreased $8.9 million as the result of the application of current cash flows to reduce borrowings under our bank line of credit during 2002.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Significant Changes in the Balance Sheet September 30, 2002 to September 30, 2001

The long-term debt decrease of $10.2 million was a result of the application of current cash flows to reduce borrowings under our bank line of credit since September 30, 2001.

Income taxes payable decreased $10.9 million as a result of the timing of federal income taxes paid during 2001 compared to 2002. This timing change during 2001 was the result of the changes to tax laws included in the Economic Growth and Tax Relief Reconciliation Act of 2001.

Liquidity and Capital Resources

Cash flows provided by operations were $30.6 million and $42.9 million for the nine months ended September 30, 2002 and 2001, respectively. The net decrease in cash provided by operations as compared to 2001 is primarily a result of the timing of our income tax payments.

Cash flows used in investing activities were $16.0 million and $12.7 million for the nine months ended September 30, 2002 and 2001, respectively. We used $16.0 million during 2002 for capital spending at our facilities including $6.6 million for the Master Plan renovation at our Kentucky Operations. We are planning capital expenditures, including the first phase of our Master Plan renovation, of approximately $20.0 million in 2002. The first phase of the Master Plan renovation, which began in December 2001, is scheduled for completion in the fall of 2003 at a total cost of $26.6 million. The second phase of our Master Plan renovation is scheduled to begin in July 2003 and is scheduled for completion in 2005 at an additional cost of $95.0 million.

Cash flows used in financing activities were $14.7 million and $26.6 million for the nine months ended September 30, 2002 and 2001, respectively, reflecting the use of cash flows from operations to repay debt. We borrowed $205.4 million and repaid $213.2 million on our line of credit and paid dividends of $6.5 million during 2002.

We have a $250 million line of credit under a revolving loan facility, of which $116.9 million was outstanding at September 30, 2002. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

We believe that sufficient resources will be available to satisfy cash requirements and capital expenditure requirements for at least the next twelve months. If we make significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Significant Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB SFAS No. 4, 44 and 64, Amendment of FASB SFAS No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 13, "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002. Management anticipates that the adoption of SFAS No. 145 will not have an effect on our results of operations or financial position.

The FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on our results of operation or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, we had $116.9 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into interest rate swap contracts with major financial institutions. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 7.015% on a notional amount of $35.0 million, which matures in March 2003 and 6.40% on a notional amount of $30.0 million, which matures in November 2002. Assuming the September 30, 2002, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A. Exhibits

See exhibit index on page 27.

B. Reports on Form 8-K

(1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated July 24, 2002, attaching our second quarter 2002 earnings release dated July 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 14, 2002	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2002	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 14, 2002	\s\Michael E. Miller
Michael E. Miller
Senior Vice President, Finance
(Principal Accounting Officer)

CERTIFICATIONS

I, Thomas H. Meeker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Churchill Downs Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	\s\Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer

I, Robert L. Decker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Churchill Downs Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	\s\Robert L. Decker
Robert L. Decker
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

Numbers	Description	By Reference To

(10)(a)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)	Page 28, Report on Form 10-Q for the fiscal quarter ended September 30, 2002

(99)(a)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 36, Report on Form 10-Q for the fiscal quarter ended September 30, 2002

