Form 10-K
period 2002-12-31
CHURCHILL DOWNS INC
filed 2003-03-19
CIK 20212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_________)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES X NO

As of March 13, 2003, 13,160,639 shares of the Registrant’s Common Stock were outstanding. As of June 28, 2002 (based upon the closing sale price for such date on the Nasdaq National Market) the aggregate market value of the shares held by nonaffiliates of the Registrant was $243,141,423.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 2003 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 62 to 65.

PART I

ITEM 1.	BUSINESS

A.	INTRODUCTION

Churchill Downs Incorporated (the “Company”) is a racing company that conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcasts signals of races. Additionally, we offer racing services through our other business interests. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

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

Churchill Downs Management Company (“CDMC”), a wholly owned subsidiary, manages all of our racing operations including: Churchill Downs; Ellis Park; Arlington Park, a Thoroughbred racing operation in Arlington Heights along with six OTBs in Illinois; Calder Racecourse, a Thoroughbred racing operation in Miami, Florida; and Hollywood Park, a Thoroughbred racing operation in Inglewood, California. Calder Racecourse and Hollywood Park were acquired in April 1999 and September 1999, respectively. Arlington Park merged with the Company in September 2000.

Additionally, CDMC manages Hoosier Park at Anderson in Anderson, Indiana (“Hoosier Park”). Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing, and operates three OTBs in Indiana. Hoosier Park is owned by Hoosier Park, L.P. (“HPLP”), an Indiana limited partnership. Anderson Park, Inc. (“Anderson”), a wholly owned subsidiary of CDMC, is the sole general partner of HPLP. Anderson owns a 62% interest in HPLP and continues to manage its day-to-day operations. Centaur Racing, LLC owns 38% of HPLP and, through a Partnership Interest Purchase Agreement, has options to purchase additional partnership interests from us.

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

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder Racecourse, Arlington Park, Hoosier Park and Ellis Park. The following is a summary of our significant live racing events and a desription of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum $1.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. The Kentucky Derby is the first of the annual Triple Crown Races, which offer a $5.0 million bonus to the winner of all three races. In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap. Calder Racecourse is home to The Festival of the Sun, Florida’s richest day in Thoroughbred racing, offering approximately $1.6 million in total purse money. Hollywood Park is home to the Hollywood Gold Cup, which offers $0.75 million in purse money. Hollywood Park’s Autumn Meet is highlighted by the annual $2.1 million Autumn Turf Festival, comprised of six turf races. The Arlington Million, which is run during the International Festival of Racing at Arlington Park, with a purse of $1.0 million, is one of three North American stops for the World Series Racing Championship. Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Arlington Park hosted the Breeders’ Cup Championship (“Breeders’ Cup”) in 2002. Churchill Downs hosted the Breeders’ Cup in 2000, 1998, 1994, 1991 and 1988 and Hollywood Park also hosted the Breeders’ Cup in 1997, 1987 and 1984 (all occurring prior to our acquisition of Hollywood Park). Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races which feature $13.0 million in purses. These races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

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

We continue to make numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons. During the first quarter of 2002 we began a $121.7 million renovation plan to restore and modernize key areas at the Churchill Downs racetrack, referred to as our “Master Plan”. The $26.6 million Phase I of the Master Plan is currently underway and is slated for completion in the fall of 2003. Phase I includes renovation of the historic Jockey Club and construction of 64 new luxury suites, a ballroom, new meeting rooms and kitchen facilities. The $95.1 million Phase II of the Master Plan is scheduled to begin during the third quarter of 2003 and will include the demolition and rebuilding of a large section of the clubhouse area including the addition of 15 new luxury suites. Phase II construction is scheduled for completion in 2005.

As part of the financing for the Master Plan, in 2002 we transferred the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease agreement we can buy back the facility at any time for $1.00. This transaction has no significant impact on our current financial position or results of operations.

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

The Hollywood Park Casino is a state-of-the-art facility that is open 24 hours a day, 365 days a year. The casino features more than 150 gaming tables offering a variety of California approved casino games. Under California gaming law, the casino is a card club. Thus, it is not authorized to operate slot machines or electronic gaming devices but instead rents tables to casino patrons for a seat fee charged on a per hand basis. The casino also offers facilities for simulcast wagering. We lease the facility to Pinnacle Entertainment, Inc. under a 10-year lease for an annual rent of $3.0 million. The lease includes a 10-year renewal option and is subject to an adjustment to the rent at the time the option is exercised.

Calder Racecourse

The Calder Racecourse racetrack and improvements are located in Miami, Florida (“Calder Racecourse facility”). The Calder Racecourse facility is adjacent to Pro Player Stadium, home of the Florida Marlins and Miami Dolphins. The Calder Racecourse facility consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder Racecourse facility also features a saddling paddock, parking areas for the public and office facilities.

Arlington Park

The Arlington Park racecourse was constructed in 1927 and reopened its doors in 1989 after a devastating fire engulfed the clubhouse four years earlier. The racecourse sits on 325 acres, has a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants. Arlington Park has 34 barns able to accommodate approximately 2,200 horses. The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park

The Ellis Park racetrack and improvements, located in Henderson, Kentucky (“Ellis Park facility”), consist of approximately 250 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track, permanent grandstands and a stabling area for 1,140 horses. The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

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

We generate a portion of our revenues by transmitting signals of races from our racetracks to other facilities (“export”), and receiving signals from other tracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

The Churchill Downs Simulcast Network (“CDSN”) oversees our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. CDSN administers the exporting of the Company’s live racing signals, and CDSN will present 620 racing programs from our six racetracks to wagering outlets during 2003.

Churchill Downs, Arlington Park and Calder Racecourse conduct simulcast wagering only during live race meets, while Hollywood Park, Hoosier Park and Ellis Park offer year-round simulcast wagering at the racetracks. Our OTB in Kentucky primarily conducts simulcast wagering only when Churchill Downs is not operating a live race meet. The OTBs located in Indiana and Illinois conduct simulcast wagering year-round.

Off-Track Betting Facilities

Our ten OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. The Kentucky OTB is located in Louisville, Kentucky, about five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex which has state-of-the-art audio visual capabilities for pari-mutuel wagering. The OTB provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park also operates six OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property. Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in Moline, Illinois on approximately 232.6 acres. Arlington Park also leases three OTBs located in: Waukegan, Illinois consisting of approximately 25,000 square feet; Chicago, Illinois consisting of approximately 19,700 square feet; and South Elgin, Illinois. The South Elgin facility was opened in December 2002 within an existing restaurant and conducts pari-mutuel wagering through a license agreement.

Hoosier Park operates three OTBs providing a statewide distribution system for Hoosier Park’s racing signal, and additional simulcast markets for our products. These OTBs are located in: Merrillville, located about 30 miles southeast of Chicago, which consists of approximately 27,300 square feet of space; Fort Wayne which consists of approximately 15,750 square feet of space; and downtown Indianapolis where Hoosier Park leases approximately 24,800 square feet of space.

Kentucky Off-Track Betting, LLC

We are a 50% owner in Kentucky Off-Track Betting, LLC (“KOTB”), with 25% of this ownership through our Ellis Park racetrack and the other 25% of this ownership through our Churchill Downs racetrack. KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Racing Commission (“KRC”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky which conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ and Ellis Park’s live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2002 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to the Company’s financial position or results of operations.

In-Home Wagering

In-home wagering, or account wagering, allows viewers to place wagers through an account established with an operating company. The operating company provides distribution of the live racing product through a broadcast medium such as television or the internet. We have entered into an agreement with Television Games Network (“TVG”), affiliated with Gemstar-TV Guide International, Inc., to broadcast our simulcast products as part of TVG’s programming content. We license our live racing products to TVG for which we receive a simulcast host fee and a source market fee.

We believe that in-home wagering will attract both new customers who may be intimidated by a live track or an OTB facility and existing racing fans who will use account wagering in addition to the live track and OTB operations.

Pari-mutuel wagering is currently excluded from the Federal restrictions on internet gambling. In-home wagering, through networks such as TVG, is currently permitted in 12 states and is not expressly prohibited in an additional 26 states. At this time, in-home wagering does not represent a material portion of our revenues. However, we view this distribution channel as a potential source of future growth in the off-track market which requires no additional capital investment by us.

D.	SOURCES OF REVENUE

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees, and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering we also earn pari-mutuel related streams of revenues from sources that are not related to the handle wagered at our facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year. Additional non-wagering revenues are primarily generated from Indiana riverboat admisssions subsidy, admissions, concessions, sponsorships, licensing rights and broadcast fees, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

E.	LICENSES AND LIVE RACING DATES

The following table is a summary of our live racing dates and the number of live racing days for each of our six racetracks. All of the racing dates have been approved by the respective state racing authorities, mentioned later in this section:

	2003		2002
		# of		# of
Racetrack	Racing Dates	Days	Racing Dates	Days
Churchill Downs
Spring Meet:	April 26-July 6	52	April 27-July 7	52
Fall Meet:	Oct. 26-Nov. 29	27	Oct. 27-Nov. 30	30
		79		82
Hollywood Park
Spring/Summer Meet:	April 23-July 20	65	April 24-July 21	66
Autumn Meet:	Nov. 11-Dec. 21	30	Nov. 6-Dec. 22	34
		95		100
Calder Racecourse
Calder Meet:	April 25-Oct. 24	128	April 26-Oct. 25	128
Tropical Meet:	Oct. 25-Jan. 2, 2004	53	Oct. 26-Jan. 2, 2003	53
		181		181

Arlington Park	May 9-Sept. 27	104	June 5-Oct. 27	106

Ellis Park	July 9-Sept. 1	41	July 10-Sept. 2	41

Hoosier Park
Standardbred Meet:	March 22-May 30	50	April 13-Aug. 15	90
Thoroughbred Meet:	Aug. 29-Dec. 4	70	Aug. 29-Nov. 29	68
		120		158

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

Tax laws in Florida historically discouraged the three Miami-area racetracks in Florida from applying for licenses for race dates outside of their traditional racing season. Effective July 1, 2001, a new tax structure, as defined in the Florida Pari-Mutuel Wagering Act, eliminated this deterrent. Accordingly, Calder Racecourse may face direct competition from other Florida racetracks and may be subject to an increase or decrease in live racing dates in the future.

In Illinois, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Illinois Racing Board (“IRB”). Arlington Park also hosted the 2002 Breeders’ Cup during 2002 which is not included in the number of live racing days noted in the table above.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (“IHRC”) based upon applications submitted by Indiana racetracks. Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races. Hoosier Park cancelled the last two days of its 2002 live Thoroughbred meet due to inclement weather. Management does not expect the reduction of live Standardbred racing dates from 90 days in 2002 to 50 days in 2003 to have a material impact on our results of operations.

A new racetrack, Indiana Downs, located in Shelbyville, Indiana, opened on December 6, 2002 approximately 32 miles from Hoosier Park. The addition of a second racetrack in Indiana impacts Hoosier Park’s share of the riverboat admissions revenue and creates an increase in competition in the market. These factors could result in an adverse impact on future profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year. A substantial change in the allocation of live racing days at any of our six racetracks could significantly impact our operations and earnings in future years.

F.	COMPETITION

North American bloodstock sales declined in 2002, a continued departure from the upward trend that began in 1995. According to The Jockey Club Fact Book, gross sales fell for the second year with a nine percent decrease in 2002 compared to 2001 and a 22.5 percent decrease in 2001 compared to 2000. Bloodstock sales, particularly sales of weanlings and yearlings, were impacted by Mare Reproduction Loss Syndrome (“MRLS”) in 2001 and slowing economies in the United States and major world markets. The results of these declines and the uncertain effects of MRLS could have an impact on the Thoroughbred population participating in live racing over the next several years.

We generally do not directly compete with other racetracks or OTBs for patrons due to the geographic separation of facilities or differences in seasonal timing of meets. However, we face competition from a variety of other sources for discretionary consumer spending including spectator sports and entertainment and gaming options, including riverboat, cruise ship and land-based casinos and lotteries. Additionally, the industry faces increasing competition for overall wagering dollars from internet wagering services, which are often established off-shore to avoid regulation under U.S. state and federal laws.

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently seven riverboat casinos operating on the Ohio River along Kentucky’s border. In addition to those riverboats operating along the Ohio River, five riverboat casinos are located along the Indiana shore of Lake Michigan and four are situated in Illinois near Chicago. There are also Native American gaming operations in Wisconsin and Florida, which have drawn patrons from the Arlington and Calder markets, respectively.

In response to the continued increased competition from other gaming options, the horseracing industry continues to search for new sources of revenue. Several recent developments are anticipated to be key contributors to overall growth within the industry. The developments focus on increasing the core customer base and developing new fans through new technology to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources. Finally, the industry continues to seek additional ways to draw additional new and existing customers to live racing venues. Each of these developments is highly dependent on the regulatory environment and legal developments within individual state jurisdictions.

Alternative Gaming

The National Thoroughbred Racing Association (“NTRA”), the representative body for the racing industry, is in favor of the alternative gaming movement at racetracks and is working with regulators and legislators to pass alternative gaming legislation. Alternative gaming refers to the operation of slot machines or electronic gaming devices (“EGDs”) within a racing facility. In general, the NTRA and the racing industry, believe that alternative gaming will result in the following benefits:

•  Higher racetrack revenues and purse levels and pass through benefits to breed developers and breeding farms
•  Increased tax revenues for states and local municipalities
•  Increased attendance at live track facilities driven primarily by “light fans,” or those who are patrons of traditional gaming operations such as casinos but are not racing customers

G.	LEGISLATIVE CHANGES

In Kentucky, the horse industry continues to seek legislation to allow EGDs at the state’s eight existing racetracks. EGDs would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. The industry was not successful in seeking the passage of such legislation during the regular 2003 session of the Kentucky General Assembly.

Legislation to allow pari-mutuel pull-tab machines at approved racetracks and OTBs was introduced but not passed in the 2003 session of the Indiana General Assembly. The legislation would have allocated revenues to the racetracks, purses and breed development funds, and the state’s General Fund. While this legislation would help Hoosier Park compete with increased riverboat competition, it could have an adverse impact on our Kentucky Operations if passed.

In Florida, legislation has been introduced which would authorize video lottery terminals in Florida’s 27 pari-mutuel facilities, including Thoroughbred, Harness and Greyhound tracks, and Jai Alai frontons, beginning October 1, 2003. Currently, no action has been taken on the bill.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington’s share of subsidies from the proposed Rosemont casino under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares under our merger agreement related to Arlington Park. In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to operate the Rosemont casino. The group has the option to appeal the decision. The IGB may also award the license to other applicants in the future. During 2002, Emerald Casino, Inc. filed for bankruptcy and is attempting to sell its license rights subject to the approval of the IGB and the Bankruptcy court.

A bill was filed in the 2003 session of the Illinois legislature, which would eliminate the statutory right of Arlington Park and the other Illinois racetracks to recapture amounts from their purse accounts. Since 2000, the Illinois General Assembly has appropriated money to reimburse each racetrack’s purse account for the amounts recaptured, however, the appropriation was vetoed by Illinois’s governor during 2002. Illinois horsemen unsuccessfully petitioned the IRB to prevent the tracks from recapturing purse amounts in any year where Illinois does not appropriate funds for reimbursement. Subsequently, the Illinois horsemen have filed a lawsuit against the IRB and the Illinois racetracks, including Arlington Park, challenging the recapture of purse account amounts.

Additional information regarding how our facilities could be impacted by legislative changes are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

H.	ENVIRONMENTAL MATTERS

The septic system at our Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up is estimated by the City of Henderson, Kentucky to be $1.4 million. Ellis Park applied for partial funding from the State of Kentucky during 2002. The project is expected to be completed during 2003.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville OTB. In conjunction with this purchase, we withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1.0 million hold back had been utilized as of December 31, 2002 and additional costs of remediation have not yet been conclusively determined. The sellers had previously received a reimbursement of $1.0 million from the Commonwealth of Kentucky for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.2 million, including interest on the escrow principal, remains in the account. The seller has submitted a Corrective Action Plan to the state and has reported to the state that all wells, with the exception of one, are “below action.” Well-testing continues and the Kentucky Natural Resources and Environmental Protection Cabinet has not taken final action on this matter. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

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

As of December 31, 2002, we employed approximately 1,300 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2002, average full-time and seasonal employment per pay period was approximately 2,100 individuals Company-wide.

K.	INTERNET ACCESS

Copies of our Annual Reports on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge on or through our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

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

Our common stock is traded on the Nasdaq National Market automated quotation system (“Nasdaq”) under the symbol CHDN. As of March 11, 2003, there were approximately 3,630 shareholders of record.

The following table sets forth the high and low sale prices, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:

2002 - By Quarter				2001 - By Quarter

1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	43.25	41.00	40.35	41.48	$31.21	$32.95	$33.45	$37.24

Low Sale	32.80	31.96	32.00	36.10	$26.06	$21.50	$26.20	$25.10

Dividend per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended December 31,
2002	2001	2000	1999	1998

Operations:

Net revenues	$439,191	$427,038	$363,010	$258,427	$147,300

Operating income	$45,522	$49,615	$46,948	$32,795	$17,184

Net earnings	$20,969	$22,076	$19,164	$14,976	$10,518

Basic net earnings per share	$1.60	$1.69	$1.77	$1.74	$1.41

Diluted net earnings per share	$1.57	$1.67	$1.75	$1.72	$1.40

Annual dividend paid per share	$.50	$.50	$.50	$.50	$.50

Balance Sheet Data at Period End:

Total assets	$469,212	$473,418	$470,004	$398,046	$114,651

Working capital surplus (deficiency)	$(25,169)	$(34,694)	$(31,507)	$800	$(7,791)

Long-term debt	$123,348	$133,348	$158,040	$181,450	$13,665

Other Data:

Shareholders' equity	$234,997	$217,235	$202,485	$138,121	$65,231

Shareholders' equity per share	$17.86	$16.59	$15.55	$14.02	$8.67

Additions to racing plant and equipment, exclusive of business acquisitions, net	$22,723	$14,626	$22,419	$12,083	$3,524

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

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”). We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Racecourse, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at ten simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

The Churchill Downs Simulcast Network (“CDSN”) segment was developed in 2002 to focus on the distribution of the Company’s simulcast signal. CDSN oversees our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year. We historically have very few live racing days during the first quarter, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2002 and 2003 is included in Item 1E, “Licenses and Live Racing Dates” of this Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees, and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering we also earn pari-mutuel related streams of revenues from sources that are not related to the handle wagered at our facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year. Additional non-wagering revenues are primarily generated from Indiana riverboat admisssions subsidy, admissions, concessions, sponsorships, licensing rights and broadcast fees, lease income and other sources.

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on both live and simulcast racing content. Live racing handle includes patron wagers on live races at our live tracks and also wagers made on imported simulcast signals during live races. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live races and at our OTBs throughout the year. Export handle includes all patron wagers made on our live racing signals sent to other tracks or OTBs.

The pari-mutuel operator retains as revenue a pre-determined percentage of the total amount wagered, and the balance is distributed to the winning patrons. The percentages retained on live racing at our various locations range from 14.78% to 20.8%. In general, the commissions earned from import and export simulcasting are contractually determined and range from 2.83% to 3.71%. All commissions earned from pari-mutuel wagering are shared with horsemen based on local contracts and average approximately 50%.

To compensate for the adverse impact of riverboat competition, the horse industry in Indiana presently receives $0.65 per $3 admission to riverboats in the state. During 2001, the Indiana Horse Racing Commission (“IHRC”) required 70% of any revenue received from the subsidy to be used for purse expenses, breed development and reimbursement of approved marketing costs. The balance, with a ceiling of $6.8 million, was received by Hoosier Park.

At the start of 2002, the IHRC lifted the $6.8 million ceiling and now requires an allocation of 60% of any subsidy revenue to purse expenses and breed development. A second racetrack in Indiana, Indiana Downs, was opened on December 6, 2002 and the remaining 40% of the subsidy was shared between Hoosier Park and Indiana Downs based on the number of live race days during 2002. To the extent that Hoosier Park and Indiana Downs each run at least 120 days of approved Standardbred and Thoroughbred live racing during 2003, the 2003 subsidy revenue will be split evenly between the two racetracks reducing Hoosier Park’s subsidy revenues by approximately $5.0 million. Prior to passage of new legislation introduced during the 2003 session of the Indiana legislature, it is expected that subsidy revenues will be split evenly between Indiana racetracks during the first half of 2004 and based on purses generated during the latter half of 2004. Currently it is unknown how future subsidy revenues will be allocated to Indiana racetracks.

During the 2003 session of the Indiana legislature, legislation was introduced to legislate a 50/50 split of the riverboat subsidy between Hoosier Park and Indiana Downs. The bill was approved by the Senate in February 2003 and we will continue to monitor its progress as it moves to the House. Additionally, a second bill was introduced, as part of the state budget, which seeks to cap the total horse industry share of the subsidy form riverboat admissions at $17 million. This bill recently passed the House and we continue to monitor its progress in the state Senate.

As a result of the controversy surrounding a Breeders’ Cup Ultra Pick 6 wager, placed on October 26, 2002, we have established, along with the National Thoroughbred Racing Association, Inc. (“NTRA”), the NTRA Wagering Technology Group. The objective of the group is to ensure the security of pari-mutuel wagering systems and to eliminate concerns of racing patrons as to the integrity of such systems. Although this controversy involves a vendor of the Company, our concerns and rigorous actions are grounded in our interest to protect our patrons.

In addition to the steps taken above, we have also taken other actions to further ensure the integrity of our wagering systems. In an effort to ensure bettors that the odds do not change after the start of a race, effective November 13, 2002, wagering at all of our facilities, excluding Hollywood Park, will be halted at zero minutes to post - or approximately one minute before horses are loaded into the starting gate for each race. The California Horse Racing Board (“CHRB”) regulations currently prevent us from implementing these changes at Hollywood Park. Also, totalisator hubs at our facilities will no longer accept wagers placed through account-wagering facilities that do not make recordings of touch-tone wagering transactions.

In Kentucky, the excise tax credit for racetracks, passed as part of the 2000-2002 state budget, ended June 30, 2002. The excise tax credit resulted in a credit of $0.5 million during 2002 for horsemen incentives and capital improvements at Churchill Downs. The excise tax credit was introduced again in the 2002-2004 state budget, which passed March 10, 2003. The measure results in a $12,000 credit against our excise tax liablity for each day of live racing starting July 1, 2003 and ending June 30, 2004 and is earmarked for horsemen's incentives and necessary capital improvements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K annual report.

Our business can be impacted positively and negatively by legislative changes such as those previously described and from alternative gaming competition. Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting standards.

Additional information regarding how our business can be impacted by competition and legislative changes are included in Item 1F and 1G, respectively, in this Form 10-K.

For our business insurance renewal effective March 1, 2002, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2003 business insurance renewals included substantially the same coverages and rentions as the 2002 renewal. Based on our historical loss experience, management does not anticipate that this increased risk assumption will materially impact our results of operations.

We are currently pursuing the divestiture of our Ellis Park racetrack. If a sale occurs, we plan to use any net proceeds to reduce our debt. During 2002, we reduced the carrying value of the buildings, equipment and furniture and fixtures of Ellis Park to reflect their estimated fair value in a divestiture transaction. Should a transaction not be completed at the currently estimated sales price, an additional write down of these assets could occur.

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and ten separate OTBs, which are included in their respective segments, during the years ended December 31, 2002 and 2001 is as follows ($ in thousands):

	Kentucky	Hollywood	Calder	Arlington	Hoosier
	Operations	Park	Racecourse	Park*	Park	CDSN
Pari-mutuel wagering:
Live racing
2002 handle	$137,725	$179,060	$218,569	$61,276	$13,657	-
2002 no. of days	123	100	181	106	158	-
2001 handle	$137,763	$187,850	$201,003	$56,805	$15,816	-
2001 no. of days	117	97	171	101	193	-

Export simulcasting
2002 handle	$43,230	$361,114	$40,322	$43,143	$111,770	$2,048,849
2002 no. of days	123	100	181	106	158	510
2001 handle	$45,848	$343,216	$38,466	$39,802	$106,962	$1,808,042
2001 no. of days	117	97	171	101	193	486

Import simulcasting
2002 handle	$128,501	$213,987	-	$426,008	$127,238	-
2002 no. of days	529	275	-	1,843	1,187	-
2001 handle	$133,437	$221,226	-	$421,092	$133,501	-
2001 no. of days	524	280	-	1,815	1,202	-
Number of OTBs	1	-	-	6	3	-

Totals
2002 handle	$309,456	$754,161	$258,891	$530,427	$252,665	$2,048,849
2001 handle	$317,048	$752,292	$239,469	$517,699	$256,279	$1,808,042

**Pari-mutuel revenues:
2002 revenues	$48,383	$64,443	$64,845	$61,804	$29,511	$67,849
2001 revenues	$49,272	$62,177	$58,146	$61,215	$29,506	$60,960

As a result of the reorganization for internal reporting during 2002, this summary is now reported on a new basis, which combines our two Kentucky racetracks into a single segment and separates our CDSN operations into a separate segment.

*Arlington Park's sixth OTB opened during December 2002.

**Pari-mutuel revenues include commissions from wagering (net of state pari-mutuel taxes), simulcast host fees, source market fees from in-home wagering and other statutory racing ravenues.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

Net revenues increased $12.2 million from $427.0 million in 2001 to $439.2 million in 2002. Arlington Park revenues increased $3.5 million primarily as a result of five additional live race days and Calder Racecourse revenues increased $5.2 million primarily as a result of an expanded live race meet resulting in ten additional live race days during 2002. Kentucky Operations revenues increased $1.3 million primarily due to an additional six days of live racing as well as record wagering for the Kentucky Oaks and Kentucky Derby. Hollywood Park pari-mutuel revenues increased $3.4 million primarily resulting from three additional live racing days in 2002. However, this increase was offset by a decrease in concessions revenues as a result of outsourcing Hollywood Park’s food service. CDSN revenues increased $8.6 million primarily due to increases in overall export simulcasting activity, as well as the additional days of racing and record wagering on the Kentucky Oaks and Kentucky Derby noted above. Net revenues increased less than the sum of the segment variances described above due to increases in intercompany eliminations of $6.4 million due to the increased CDSN simulcasting activity.

Operating Expenses

Operating expenses increased $8.1 million from $345.6 million in 2001 to $353.7 million in 2002 due to several factors, including a $3.2 million increase in 2002 business insurance expenses at all of our racetracks. Arlington Park, Calder Racecourse and Kentucky Operations had increases in operating expenses from the increased number of live race days. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Hollywood Park had increases in operating expenses from the increased number of live race days partially offset by decreases in operating expense for the outsourcing of its food service. Increases were partially offset by a decrease in amortization expense of $1.4 million related to the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 on January 1, 2002.

Gross profit

Gross profit increased $4.1 million from $81.4 million in 2001 to $85.5 million in 2002. Although there was revenue growth during 2002 primarily as a result of increased live racing days at Arlington Park, Calder Racecourse, Kentucky Operations and Hollywood Park, record wagering results on Kentucky Oaks and Kentucky Derby days and an increase in CDSN wagering activity, these increases were partially offset by increases in business insurance and other operating expenses, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $3.7 million primarily due to costs incurred by our Kentucky Operations related to the Kentucky legislative gaming initiatives and consulting project and costs incurred by Arlington Park primarily related to the Illinois riverboat legislation.

Asset Impairment Loss

During 2002 an impairment loss of $4.5 million was recorded to write down the assets of Ellis Park (part of Kentucky Operations) to estimated fair value.

Other Income and Expense

Interest expense decreased $3.8 million in 2002 as a result of lower interest rates and continued debt reduction through our positive cash flow and balance sheet management.

Income Tax Provision

The decrease in our income tax provision of $0.6 million for 2002 compared to 2001 is the result of a decrease in pre-tax earnings offset by a slight increase in our effective income tax rate from 40.7% in 2001 to 40.9% in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues

Net revenues increased $64.0 million from $363.0 million in 2000 to $427.0 million in 2001. Arlington Park revenues increased $68.1 million due to the timing of the September 8, 2000 merger. Churchill Downs racetrack, Hoosier Park and Calder Racecourse had increases in revenues primarily due to increased handle during 2001. Increases were offset by a decrease in revenues at Hollywood Park primarily due to a decrease in attendance and handle as a result of the impact of the energy-related problems on the West Coast and the overall economic slowdown. Other investment revenues decreased as a result of the Arlington Park management contract that was in effect during the third quarter of 2000 prior to the closing of the Arlington Park merger.

Operating Expenses

Operating expenses increased $58.2 million from $287.4 million in 2000 to $345.6 million in 2001 primarily as a result of Arlington Park’s increase in operating expenses of $55.1 million due to the timing of the merger. Hollywood Park had a decrease in operating expenses consistent with the decrease in pari-mutuel revenues described above.

Gross Profit

Gross profit increased $5.8 million from $75.6 million in 2000 to $81.4 million in 2001. The increase in gross profit was primarily the result of the merger with Arlington Park offset by a decrease in Hollywood Park’s gross profit as a result of the overall decreases in revenues described above.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.1 million from $28.7 million in 2000 to $31.8 million in 2001 as a result of the 2000 merger with Arlington Park.

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

Significant Changes in the Balance Sheet December 31, 2002 to December 31, 2001

Restricted cash decreased $7.5 million since December 31, 2001. Management of the horsemen’s cash and accounts payable accounts at Calder Racecourse was assumed by the Florida Horseman’s Benevolent and Protective Association (“FHBPA”) resulting in a decrease of $9.5 million. The remaining change in restricted cash relates to Arlington Park balances held for Breeders’ Cup.

Accounts payable decreased $11.6 million primarily due to a decrease of $9.3 million at Calder Racecourse relating to the FHBPA assuming management of the horsemen’s payable account as mentioned above. Hollywood Park had a decrease of $1.8 million resulting from more timely payments of live meet related activity during 2002.

The long-term debt decrease of $9.9 million was the result of the use of current cash flows to reduce borrowings under our bank line of credit during 2002.

Liquidity and Capital Resources

The $9.5 million increase in working capital between December 31, 2002 and 2001 is due primarily to the increase in prepaid balances held for Breeders’ Cup and the decrease in accounts payable related to Hollywood Park’s timing of payments. We generally operate with negative working capital, as cash generated daily by our operations is used to reduce our long-term revolving credit borrowings. During periods when we are conducting little or no live racing, funds from the line of credit facility are used for working capital needs.

Cash flows provided by operations were $35.4 million, $45.7 million and $27.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The net decrease in cash provided by operations in 2002, as compared to 2001, was primarily a result of the timing of accounts payable and prepaid Breeders’ Cup balances at Arlington Park. The net increase in cash provided by operations in 2001, as compared to 2000, was primarily a result of the timing of payments of purses payable, horsemen’s cash balances and invoicing for special events and the impact of Arlington Park operations for a full year.

Cash flows used in investing activities were $22.7 million, $10.1 million and $17.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. We used $22.7 million during 2002 for capital spending at our facilities, including $11.9 million for the first phase of the Master Plan renovation of our Churchill Downs racetrack. Capital expenditures were $14.6 million during 2001 and $22.4 million in 2000, including $3.0 million for completion of the expansion of Churchill Downs’ main entrance and corporate offices during 2000. We are planning capital expenditures, including $15.5 million for the completion of the first phase and $24.9 million for the second phase of our Master Plan renovation, of approximately $53.0 million for 2003.

Cash flows used in financing activities were $13.6 million, $30.8 million and $28.0 million for the years ended December 31, 2002, 2001, and 2000, respectively, reflecting the use of cash flows from operations to reduce borrowings on our line of credit.

We have a $250 million line of credit under a revolving loan facility, of which $116.0 million was outstanding at December 31, 2002. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum leverage ratios and minimum levels of net worth. This line of credit is secured by substantially all of our assets and matures in 2004. This credit facility is intended to meet working capital and other short-term requirements and to provide funding for future acquisitions.

We are currently in negotiations to refinance our revolving loan facility to meet our needs for funding future working capital, capital improvements and future acquisitions. The debt refinancing is expected to be completed by April 30, 2003. Management believes cash flows from operations and borrowings after completion of this refinancing will be sufficient to fund our cash requirements for the year.

Our principal commitments to make future payments consisted of repayments of borrowings under our revolving loan facility, capital lease obligations and obligations under operating lease agreements. Our contractual obligations at December 31, 2002 are summarized as follows ($ in thousands):

Contractual Obligation	Less than	1-3	4-5	After 5
	1 year	years	years	years	Total
Long-term debt	$508	$122,251	$589	-	$123,348
Capital Lease Obligations	$16	-	-	-	$16
Operating Leases	$1,614	$3,634	$399	$743	$6,390

As of December 31, 2002 we had an interest rate swap agreement with a notional amount of $35.0 million, which matured on March 10, 2003. The carrying amount of the interest rate swap was a payable of approximately $0.4 million at December 31, 2002. Information regarding interest rates on the swap agreement is included in Item 7A of this Form 10-K.

Significant Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB SFAS No. 4, 44 and 64, Amendment of FASB SFAS No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for gains and losses from the extinguishments of debt. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 13, "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002. Management anticipates that the adoption of SFAS No. 145 will not have an effect on the Company's results of operations or financial position.

The FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not currently expect to change its method of accounting treatment for stock options.

In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, we had $116.0 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we have entered into an interest rate swap contract with a major financial institution. Under terms of the separate contract we received a LIBOR based variable interest rate and paid a fixed interest rate of 7.015% on a notional amount of $35.0 million, which matured on March 10, 2003. Assuming the notional amount under the interest rate swap contract remains constant between January 1, 2003 and March 10, 2003, when the swap expired, a one-percentage point increase in the LIBOR rate would increase pre-tax earnings, recorded fair value and cash flows by $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. As discussed in note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133,” effective January 1, 2001.

\s\ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
March 6, 2003

CHURCHILL DOWNS INCORPORATED CONSOLIDATED BALANCE SHEETS December 31, (in thousands)

ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$ 14,662	$ 15,562
Restricted cash	3,247	10,705
Accounts receivable	34,435	31,175
Deferred income taxes	2,159	2,806
Other current assets	5,988	2,028
Total current assets	60,491	62,276

Other assets	10,606	11,624
Plant and equipment, net	338,381	339,419
Goodwill, net	52,239	52,239
Other intangible assets, net	7,495	7,860
	$469,212	$473,418
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 31,189	$ 42,740
Accrued expenses	31,782	31,908
Dividends payable	6,578	6,549
Income taxes payable	727	971
Deferred revenue	14,876	14,241
Long-term debt, current portion	508	561
Total current liabilities	85,660	96,970

Long-term debt, due after one year	122,840	132,787
Other liabilities	12,603	11,302
Deferred income taxes	13,112	15,124
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued: 13,157 shares in 2002 and 13,098 shares in 2001	126,043	124,750
Retained earnings	109,241	94,850
Accumulated other comprehensive loss	(222)	(2,300)
Note receivable for common stock	(65)	(65)
	234,997	217,235
	$469,212	$473,418

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF NET EARNINGS AND COMPREHENSIVE EARNINGS Years ended December 31, (in thousands, except per share data)

	2002	2001	2000
Net revenues	$439,191	$427,038	$363,010
Operating expenses:
Purses	158,716	155,333	128,982
Other direct expenses	194,980	190,305	158,391
	353,696	345,638	287,373

Gross profit	85,495	81,400	75,637

Selling, general and administrative expenses	35,473	31,785	28,689

Asset impairment loss	4,500	-	-

Operating income	45,522	49,615	46,948

Other income (expense):
Interest income	332	566	1,023
Interest expense	(8,830)	(12,602)	(14,848)
Miscellaneous, net	(1,534)	(375)	(536)
	(10,032)	(12,411)	(14,361)

Earnings before provision for income taxes	35,490	37,204	32,587

Provisions for income taxes	(14,521)	(15,128)	(13,423)

Net earnings	20,969	22,076	19,164

Other comprehensive earnings, net of tax:

Net change related to cash flow hedges:
Cumulative effect of accounting change	-	(341)	-

Change in fair value of cash flow hedges	2,078	(1,959)	-

Comprehensive earnings	$ 23,047	$ 19,776	$ 19,164

Net earnings per common share data:
Basic	$1.60	$1.69	$1.77
Diluted	$1.57	$1.67	$1.75
Weighted average shares outstanding:
Basic	13,123	13,081	10,849
Diluted	13,359	13,213	10,940

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2002, 2001, and 2000 (in thousands, except per share data)

				Note		Accumulated
				Receivable	Deferred	Other
	Common	Stock	Retained	Common	Compensation	Comprehensive
	Shares	Amount	Earnings	Stock	Costs	Loss	Total
Balances December 31, 1999	9,854	$71,634	$66,667	$(65)	$(115)	-	$138,121

Net earnings			19,164				19,164

Deferred compensation amortization					115		115

Issuance of common stock in conjunction with Arlington merger	3,150	51,290					51,290

Issuance of common stock for employee benefit plans	15	303					303

Cash dividends, $.50 per share			(6,508)				(6,508)

Balances December 31, 2000	13,019	123,227	79,323	(65)	-	-	202,485

Net earnings			22,076				22,076

Issuance of common stock for employee benefit plans	79	1,523					1,523

Cash dividends, $.50 per share			(6,549)				(6,549)

Comprehensive earnings/(loss)						(2,300)	(2,300)

Balances December 31, 2001	13,098	124,750	94,850	(65)	-	(2,300)	217,235

Net earnings			20,969				20,969

Issuance of common stock for employee benefit plans	59	1,293					1,293

Cash dividends, $.50 per share			(6,578)				(6,578)

Comprehensive earnings/(loss)						2,078	2,078

Balances December 31, 2002	13,157	$126,043	$109,241	$(65)	-	$(222)	$234,997
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, (in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$ 20,969	$ 22,076	$ 19,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,627	18,589	15,282
Amortization of goodwill	-	1,404	1,395
Deferred compensation	-	-	115
Asset impairment	4,500	-	-
Gain on sale of Hoosier Park interest	-	(523)	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	7,458	(1,699)	(9,006)
Accounts receivable	(4,260)	2,360	6,634
Other current assets	(4,622)	(442)	(12)
Accounts payable	(13,207)	6,494	(7,189)
Accrued expenses	3,252	(3,806)	2,514
Income taxes payable	(244)	(120)	755
Deferred revenue	1,636	1,888	(1,953)
Other assets and liabilities	314	(529)	(468)
Net cash provided by operating activities	35,423	45,692	27,231

Cash flows from investing activities:
Proceeds from the sale of Hoosier Park interest in 2001 and Training Facility assets in 2000	-	4,500	4,969
Additions to plant and equipment, net	(22,723)	(14,626)	(22,419)
Net cash used in investing activities	(22,723)	(10,126)	(17,450)

Cash flows from financing activities:
(Decrease) increase in long-term debt, net	(1,258)	111	2,487
Borrowings on bank line of credit	309,217	237,394	146,618
Repayments of bank line of credit	(317,959)	(265,778)	(172,515)
Change in book overdaraft	1,656	2,447	-
Payment of dividends	(6,549)	(6,508)	(4,927)
Common stock issued	1,293	1,523	303
Net cash used in financing activities	(13,600)	(30,811)	(28,034)

Net (decrease) increase cash and cash equivalents	(900)	4,755	(18,253)
Cash and cash equivalents, beginning of period	15,562	10,807	29,060
Cash and cash equivalents, end of period	$ 14,662	$ 15,562	$ 10,807

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7,865	$ 11,877	$ 13,794
Income taxes	$ 17,361	$ 13,959	$ 13,117
Schedule of Non-cash Activities:
Issuance of common stock related to merger with Arlington Park	-	-	$ 51,291
Assignment of loan to Centaur related to sale of Hoosier Park interest	-	$ 3,580	-
Invoicing for future events	$ 4,760	$ 5,706	$ 4,706
Plant & equipment additions included in accounts payable/accrued expenses	-	$ 249	$ 292

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs California Company d/b/a Hollywood Park (“Hollywood Park”), Calder Racecourse, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Racecourse (“Calder Racecourse”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Ellis Park Race Course, Inc. (“Ellis Park”), Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”) and Anderson Park Inc. (“Anderson”), and its majority-owned subsidiary, Hoosier Park, and Charlson Broadcast Technologies, LLC (“CBT”). All significant intercompany balances and transactions have been eliminated.

A Summary of Significant Accounting Policies Followed

Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company has, from time to time, cash in the bank in excess of federally insured limits. Checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies (cont’d)

Intangible Assets

Amortization of the Indiana racing license and the Arlington Park trademarks are provided over 40 years using the straight-line method. The intangible asset relating to the Illinois Horse Race Equity fund is not being amortized, as revenues relating to the intangible are not yet being recognized.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if a write-down to market value or discounted cash flow value is required. In addition, goodwill is otherwise tested for impairment on an annual basis.

Other Assets

Loan origination costs on the Company’s line of credit are being amortized under the effective interest method over the term of the loan.

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

Worker's Compensation and General Liability Self-Insurance

The Company is substantially self-insured for losses related to workers’ compensation and general liability claims with stop-loss insurance for both coverages. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies (cont'd)

Advertising

The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-based Compensation" pro forma disclosure of net earnings and earnings per share are presented in Note 12 as if SFAS No. 123 had been applied.

Had the compensation cost for our stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per common share for 2002, 2001 and 2000 would approximate the pro forma amounts presented below:
	2002	2001	2000
Net earnings:
As reported	$20,969	$22,076	$19,164
Pro forma	$19,006	$20,731	$18,375

Earnings per common share:
As reported
Basic	$1.60	$1.69	$1.77
Diluted	$1.57	$1.67	$1.75

Pro forma
Basic	$1.45	$1.58	$1.69
Diluted	$1.42	$1.57	$1.68

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies (cont'd)

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to the valuation of property and equipment, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims.

Reclassifications

Certain financial statement amounts have been reclassified in the prior years to conform to current year presentation.

2.	Acquisitions and Other Transactions

On December 3, 2001, we sold a 15% interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) for a purchase price of $4.5 million, which included an assignment of an additional $3.6 million of a loan owed to the Company by Hoosier Park. The Company retains a 62% interest in Hoosier Park and will continue to manage its day-to-day operations. Centaur now owns 38% of Hoosier Park and, through a Partnership Interest Purchase Agreement, has options to purchase additional partnership interests through March 2005.

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

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

2.	Acquisitions and Other Transactions (cont’d)

On April 21, 2000, Keeneland Association, Inc. purchased the Company’s Thoroughbred training and boarding facility known as Kentucky Horse Center for a cash payment of $5.0 million, which approximated its carrying value.

3.	Plant and Equipment

Plant and equipment is comprised of the following:

	2002	2001
Land	$134,769	$133,221
Grandstands and buildings	197,047	198,733
Equipment	29,748	25,962
Furniture and fixtures	25,774	23,725
Tracks and other improvements	42,966	43,011
Construction in process	12,206	784
	442,510	425,436
Accumulated depreciation	(104,129)	(86,017)
	$338,381	$339,419

Depreciation expense was approximately $19,262, $18,224, and $14,917, for the years ended December 31, 2002, 2001 and 2000. Total interest expense capitalized as a component of the cost of property, plant and equipment was $214 in 2002.

Asset impairment

The decision during the fourth quarter of 2002 to pursue a divestiture of our Ellis Park facility prompted a review for possible impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company effective January 1, 2002. This review indicated that estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, we adjusted the carrying value of these long-lived assets, including grandstands and buildings ($3,660), furniture and fixture ($88), equipment ($224) and improvements ($528), to their estimated fair value resulting in a non-cash asset impairment charge of $4.5 million. Should a transaction not be completed at the currently estimated sales price, an additional write down of these assets could occur.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

4.	Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the six months ended June 30, 2002, and no adjustment to the carrying value of goodwill was required. The impact of the adoption of SFAS No. 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Amortization expense was reduced by $1.4 million for 2002 as a result of the adoption of SFAS No. 142.

Following are pro forma results for the years ended December 31, 2001 and 2000 assuming goodwill had not been amortized prior to January 1, 2002:

Year ended December 31, 2001:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common shares
Reported net earnings	$ 22,076	$1.69	$1.67
Adjustment for amortization of goodwill	1,404	0.11	0.11
Adjusted net earnings	$ 23,480	$1.80	$1.78

Year ended December 31, 2000:
	Net	Basic earnings	Diluted earnings
	Earnings	per common share	per common shares
Reported net earnings	$ 19,164	$1.77	$1.75
Adjustment for amortization of goodwill	1,395	0.13	0.13
Adjusted net earnings	$ 20,559	$1.90	$1.88

Effective January 1, 2002, a portion of the goodwill arising from the Company's previous acquisitions was reassigned to the new CDSN segment using a relative fair value allocation approach. There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at December 31, 2002 for Kentucky Operations, Calder Racecourse and Churchill Downs Simulcast Network (“CDSN”) was $4.8 million, $36.4 million and $11.0 million, respectively.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

5.	Other Intangible Assets

The Company's other intangible assets are comprised of the following:
	2002	2001
Illinois Horse Race Equity fund	$3,307	$3,307
Arlington Park trademarks	494	494
Indiana racing license	2,085	2,085
Other intangible asset	3,296	3,296
	9,182	9,182
Accumulated amortization	(1,687)	(1,322)
	$7,495	$7,860
Amortization expense for other intangibles of approximately $365 for the years ended December 31, 2002, 2001 and 2000 is classified in operating expenses.

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger.

Other intangible assets, which are being amortized, are recorded at approximately $3.7 million at December 31, 2002, which is net of accumulated amortization of $1.7 million. Amortization expense of these assets was $0.4 million for the twelve months ended December 31, 2002, 2001 and 2000.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years is as follows:

Estimated
Amortization Expense
2003	$365
2004	$167
2005	$167
2006	$167
2007	$167

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

6.	Income Taxes

Components of the provision for income taxes are as follows:
	2002	2001	2000
Currently payable:
Federal	$14,917	$13,733	$11,347
State & local	2,326	2,154	2,374
	17,243	15,887	13,721

Deferred:
Federal	(2,327)	(663)	(246)
State & local	(395)	(96)	(52)
	(2,722)	(759)	(298)

	$14,521	$15,128	$13,423

The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:
	2002	2001	2000
Federal statutory tax on earnings before income tax	$12,422	$13,021	$11,405
State income taxes, net of federal income tax benefit	1,555	1,401	1,502
Permanent differences and other	544	706	516
	$14,521	$15,128	$13,423

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

6.	Income Taxes (con’d)

Components of the Company's deferred tax assets and liabilities are as follows:

	2002	2001
Deferred tax liabilities:
Property & equipment in excess of tax basis	$13,194	$15,281
Racing license in excess of tax basis	569	562
Other	487	354
Deferred tax liabilities	14,250	16,197

Deferred tax assets:
Deferred compensation plans	832	703
Allowance for uncollectible receivables	376	232
Deferred liabilities	1,314	772
Other	673	713
Deferred tax assets	3,195	2,420

Net deferred tax liability	$11,055	$13,777
Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$13,112	$15,124
Net current deferred tax asset	(2,057)	(1,347)
	$11,055	$13,777
7.	Shareholders' Equity

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

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2002, 2001 and 2000 was approximately $1,004, $934 and $986 respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively-bargained retirement plans which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2,100, $1,869 and $1,706, respectively. The Company’s policy is to fund this expense as accrued.

The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 2002, 2001 and 2000 was approximately $154, $290 and $87, respectively.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan for the years ended December 31, 2002, 2001 and 2000 was approximately $57, $47 and $19 respectively.

9.	Long-Term Debt

The Company has a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions. The interest rate on the borrowing is based upon LIBOR plus a spread of 75 to 250 additional basis points, which is determined by certain Company financial ratios. The weighted average interest rate was 2.44% and 3.05% on the outstanding balance at December 31, 2002 and 2001, respectively. There was $116.0 million outstanding on the line of credit at December 31, 2002 compared to $124.7 million and $153.2 million outstanding at December 31, 2001 and 2000, respectively. The credit facility contains financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum leverage ratios and minimum levels of net worth. The line of credit is collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries, and matures in March 2004.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

9.	Long-Term Debt (cont’d)

On December 2, 2001, the Company consummated a Partnership Interest Purchase Agreement with Centaur Racing, LLC (“Centaur”) for the sale of 15% of the Company’s partnership interest in Hoosier Park to Centaur. The transaction also included assignment to Centaur of a portion of the loan owed to the Company by Hoosier Park of approximately $3.6 million, of which the balance is $5.2 million at December 31, 2002 compared to $6.0 million and $2.4 million at December 31, 2001 and 2000, respectively. The loan requires interest at prime plus 2% (6.25% at December 31, 2002) payable monthly with principal due November 2004. The note is secured by 10% of the assets of Hoosier Park.

During 2001, CBT entered into a 5-year note payable, which expires in January 2007, bears interest at a fixed rate of 5.85%, and is secured by a general assignment of CBT’s assets. There was $2.0 million and $2.5 million outstanding on the note payable at December 31, 2002 and 2001, respectively. The 5-year note payable replaces the short-term note payable with $2.0 million outstanding at December 31, 2000.

Future aggregate maturities of long-term debt are as follows:

2003	$ 508
2004	121,738
2005	513
2006	544
2007	45
Thereafter	-
$123,348

10.	Financial Instruments

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with a major financial institution which matures in March 2003. Under terms of the separate contract the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 7.015% on a notional amount of $35.0 million. The variable interest rate paid on the contract is determined based on LIBOR on the last day of each month, which is consistent with the variable rate determination on the underlying debt.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

10.	Financial Instruments (cont’d)

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

The Company recorded a cumulative-effect-type deferred net loss adjustment of $341 in accumulated other comprehensive earnings net of related tax benefit of $217 to recognize the fair value of these swaps upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify all of the approximately $222 of the December 31, 2002 net loss (net of related tax benefit of $152) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the next three months.

11.	Operating Leases

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

The Company also has a long term operating lease agreement for land in Arlington Heights, Illinois on which a portion of the backside facilities of Arlington Park is located and two operating lease agreements for Arlington Park OTBs. The Arlington lease on land expires in 2010 with an option to purchase, one OTB lease expires in 2006 with an option to extend the lease for an additional five years and another OTB lease expires in 2011, with an option to purchase.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

11.	Operating Leases (cont’d)

The Company also leases certain totalisator and audio/visual equipment and services as well as land and facilities. The Company’s total rent expense for all operating leases was approximately $7,823, $8,392 and $7,629 for the years ended December 31, 2002, 2001 and 2000. Total annual rent expense for contingent lease payments was approximately $7,036, $7,612 and $6,991 for the years ended December 31, 2002, 2001 and 2000.

Future minimum operating lease payments are as follows:

Minimum Lease Payment
2003	$1,630
2004	1,331
2005	1,337
2006	966
2007	399
Thereafter	743
$6,406

12.	Stock-Based Compensation Plans

Employee Stock Options:

The Company sponsors both the “Churchill Downs Incorporated 1997 Stock Option Plan” (the “97 Plan”) and the “Churchill Downs Incorporated 1993 Stock Option Plan” (the “93 Plan”), stock-based incentive compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for both the plans. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are presented below.

The Company is authorized to issue up to 1.2 million shares and 0.4 million shares of common stock under the 97 Plan and 93 Plan, respectively, pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

Both the 97 Plan and the 93 Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 2002, 2001 and 2000. The stock options granted in those years have contractual terms of 10 years and varying vesting dates, ranging from one to three years following the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

12.	Stock-Based Compensation Plans (cont’d)

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000 and the changes during the year ended on those dates is presented below:

			Weighted Average
	# of Shares	Weighted Average	Fair Value at Grant
	Under Option	Exercise Price	Date
Balance January 1, 2000	600	$21.62
Granted	179	$27.60
Exercise	(4)	$19.56
Canceled/Forfeited	(2)	$30.24
Balance December 31, 2000	773	$22.98	$15.32
Granted	216	$27.50
Exercise	(65)	$19.35
Canceled/Forfeited	(24)	$27.58
Balance December 31, 2001	900	$24.20	$13.07
Granted	217	$38.49
Exercise	(47)	$21.13
Canceled/Forfeited	(65)	$30.75
Balance December 31, 2002	1,005	$27.01	$20.78

The fair value of each option granted during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2002	2001	2000
Dividend Yield	1.30%	1.73%	1.83%
Expected volatility	55.10%	40.12%	55.23%
Risk-free interest rate	3.23%	6.25%	5.05%
Expected option life (years)	8.1	8.6	9.3

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

12.	Stock-Based Compensation Plans (cont’d)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/02	Contractual Life	Exercise Price	at 12/31/02	Exercise Price
$12.32 to $16.42	14	3.0	$15.75	14	$15.75
$16.43 to $20.52	200	3.5	$18.98	200	$18.98
$20.53 to $24.63	212	5.2	$22.30	205	$22.23
$24.64 to $28.73	304	8.4	$27.46	-	-
$28.74 to $32.84	67	6.2	$31.50	47	$32.08
$32.85 to $36.94	37	8.6	$35.32	10	$33.50
$36.95 to $41.05	171	9.9	$38.89	-	-
TOTAL	1,005	6.8	$27.01	476	$21.88

At December 31, 2001, there were 372 options exercisable with a weighted average exercisable price of $21.01. At December 31, 2000, there were 393 options exercisable with a weighted average exercisable price of $19.46.

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

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

12.	Stock-Based Compensation Plans (cont’d)

Under the Employee Stock Purchase Plan, the Company sold approximately 12 thousand shares of common stock to two hundred twenty-three employees pursuant to options granted on August 1, 2001, and exercised on July 31, 2002. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2002, can only be estimated because the 2002-plan year is not yet complete. The Company’s estimate of options granted in 2002 under the Plan is based on the number of shares sold to employees under the Plan for the 2001 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2002.

A summary of the status of the Company’s stock options under the Employee Stock Purchase Plan as of December 31, 2002, 2001 and 2000 and the changes during the year ended on those dates is presented below:

			Weighted Average
	# of Shares	Weighted Average	Fair Value at Grant
	Under Option	Exercise Price	Date
Balance January 1, 2000	9	$19.00
Adjustment to prior year estimated grants	2	$19.00
Granted	16	$19.50
Exercise	(11)	$19.00
Canceled/Forfeited	-	-
Balance December 31, 2000	16	$19.60	$7.79
Adjustment to prior year estimated grants	(2)	$19.60
Granted	12	$24.71
Exercise	(14)	$19.60
Canceled/Forfeited	-	-
Balance December 31, 2001	12	$24.71	$8.62
Adjustment to prior year estimated grants	-
Granted	13	$32.19
Exercise	(12)	$24.70
Canceled/Forfeited	-	-
Balance December 31, 2002	13	$32.19	$12.63

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

13.	Fair Values of Financial Instruments

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

Interest Rate Swaps - The carrying amounts of the Company’s interest rate swaps are a payable of approximately $374, $3,764 and $558, at December 31, 2002, 2001 and 2000, respectively, using current interest rates.

14.	Commitments and contingencies

The septic system at the Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up is estimated by the city of Henderson, Kentucky to be $1.4 million. Ellis Park applied for additional funding from the State of Kentucky during 2002. The project is expected to be completed during 2003.

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

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

15.	Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2002	2001	2000

Numerator for basic and diluted per share:	$20,969	$22,076	$19,164

Denominator for weighted average shares of common stock outstanding per
Basic	13,123	13,081	10,849
Plus dilutive effect of stock options	236	132	91
Diluted	13,359	13,213	10,940
Earnings per common share:
Basic	$1.60	$1.69	$1.77
Diluted	$1.57	$1.67	$1.75

Options to purchase approximately 18, 63 and 73 shares for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of earnings per common share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

16.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Racecourse; (4) Arlington Park and its six OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks. As a result of reorganization for internal reporting during 2002, the Company’s segment disclosures are presented on a new basis, which combines our two Kentucky racetracks into a single segment and separates our CDSN operations into a separate segment. The CDSN segment was designed to increase focus on the distribution of the Company’s simulcast signal. CDSN will oversee interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. Prior period financial statement amounts have been reclassified to conform to the reorganization for CDSN.

The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering we also earn pari-mutuel related streams of revenues from sources that are not related to the handle wagered at our facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year. Additionally non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the year ended December 31, 2002. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

16.	Segment Information (cont’d)

The table below presents information about reported segments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net revenues:
Kentucky Operations	$105,248	$103,927	$101,613
Hollywood Park	93,896	94,604	101,369
Calder Race Course	81,326	76,100	74,036
Arlington Park	84,332	80,861	14,395
Hoosier Park	55,397	54,972	51,250
CDSN	70,461	61,849	50,531
Total Racing Operations	490,660	472,313	393,194
Other investments	4,932	4,982	5,955
Corporate	2,566	2,274	7,892
Eliminations	(58,967)	(52,531)	(44,031)
	$439,191	$427,038	$363,010

EBITDA:
Kentucky Operations	$ 11,425	$ 19,173	$ 17,869
Hollywood Park	12,717	12,995	14,639
Calder Race Course	14,533	13,482	13,368
Arlington Park	7,912	9,218	(801)
Hoosier Park	7,699	6,012	5,920
CDSN	16,982	14,568	12,765
Total Racing Operations	71,268	75,448	63,760
Other investments	(396)	1,315	700
Corporate	(7,195)	(7,530)	(1,371)
Eliminations	(62)	-	-
	$ 63,615	$ 69,233	$ 63,089

Operating income (loss):
Kentucky Operations	$ 5,514	$ 13,350	$ 12,593
Hollywood Park	7,143	7,686	10,148
Calder Race Course	12,265	10,090	10,047
Arlington Park	4,972	6,692	(1,506)
Hoosier Park	6,180	4,560	4,538
CDSN	16,982	14,568	12,765
Total Racing Operations	53,056	56,946	48,585
Other investments	(404)	(177)	(493)
Corporate	(7,161)	(7,200)	(1,144)
Eliminations	31	46	-
	$ 45,522	$ 49,615	$ 46,948

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

16.	Segment Information (cont’d)

	As of December 31,
	2002	2001
Total Assets:
Kentucky Operations	$396,998	$392,029
Hollywood Park	150,627	152,362
Calder Race Course	87,498	97,940
Arlington Park	80,766	75,274
Hoosier Park	34,759	35,062
CDSN	11,018	11,018
Other investments	77,724	55,743
	839,390	819,428
Eliminations	(370,178)	(346,010)
	$469,212	$473,418

Following is a reconciliation of total EBITDA to income before provision for income taxes:

	As of December 31,
	2002	2001	2000
Total EBITDA	$63,615	$69,233	$63,089
Depreciation and amortization	(19,627)	(19,993)	(16,677)
Interest income (expense), net	(8,498)	(12,036)	(13,825)
Earnings before provision for income taxes	$35,490	$37,204	$32,587

17.	Significant Accounting Pronouncements

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

Notes to Consolidated Financial Statements (Continued) (in thousands, except per share data)

17.	Significant Accounting Pronouncements (cont’d)

The FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not currently expect to change its method of accounting treatment for stock options.

In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

Supplementary Financial Information (Unaudited)				Common Stock Information
(In thousands, except per share data)				Per Share of Common
		Operating		Basic	Diluted
	Net	Income	Net Earnings	Earnings	Earnings		Bid Price
	Revenues	(Loss)	(Loss)	(Loss)	(Loss)	Dividends	High	Low
2002	$439,191	$45,522	$20,969	$1.60	$1.57
Fourth Quarter	$110,005	$5,910	$1,987	$0.15	$0.15	$0.50	$41.05	$37.00
Third Quarter	125,587	15,711	7,909	0.60	0.59		39.05	32.50
Second Quarter	172,627	41,054	23,108	1.76	1.73		40.33	32.06
First Quarter	30,972	(17,153)	(12,035)	(0.92)	(0.92)		42.43	33.03

2001	$427,038	$49,615	$22,076	$1.69	$1.67
Fourth Quarter	$110,819	$9,690	$4,050	$0.31	$0.31	$0.50	$35.90	$25.60
Third Quarter	121,247	14,824	7,091	0.54	0.54		33.01	26.67
Second Quarter	163,257	40,483	21,895	1.67	1.66		32.50	25.28
First Quarter	31,715	(15,382)	(10,960)	(0.84)	(0.84)		30.69	26.56

2000	$363,010	$46,948	$19,164	$1.77	$1.75
Fourth Quarter	$101,111	$6,941	$2,286	$0.18	$0.17	$0.50	$35.69	$25.25
Third Quarter	103,796	15,925	7,303	0.69	0.68		25.88	21.69
Second Quarter	132,184	35,494	18,340	1.86	1.85		26.00	21.75
First Quarter	25,919	(11,412)	(8,765)	(0.89)	(0.89)		26.25	21.00

The Company’s Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol CHDN. As of March 11 , 2003, there were approximately 3,630 shareholders of record.

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

ITEM 11.	EXECUTIVE COMPENSATION

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Common Stock Owned by Certain Persons,” “Election of Directors,” “Executive Officers of the Company” and “Equity Compensation Plan Information” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this annual report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2002, 2001 and 2000 are included in Part II, Item 8:
		Report of Independent Accountants	27
		Consolidated Balance Sheets	28
		Consolidated Statements of Net Earnings and Comprehensive Earnings	29
		Consolidated Statements of Shareholders' Equity	30
		Consolidated Statements of Cash Flows	31
		Notes to Consolidated Financial Statements	32-53

	(2)	Schedule VIII - Valuation and Qualifying Accounts	61
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

	(3)	For the list of required exhibits, see exhibit index.

(b)		Reports on Form 8-K:

	(1)	Churchill Downs Incorporated filed a Current Report on Form 8-K dated October 24, 2002, under Item 5, "Other Events" attaching our third quarter earnings release dated October 22, 2002.

(c)		Exhibits

		See exhibit index.

(d)		All financial statements and schedules except those items listed under items 15(a)(l) and (2) above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive
Officer
March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carl F. Pollard	/s/Thomas H. Meeker	/s/Michael E. Miller
Carl F. Pollard	Thomas H. Meeker, President and	Michael E. Miller
March 14, 2003	Chief Executive Officer	Chief Financial Officer
(Chairman of the Board)	March 14, 2003	March 14, 2003
	(Director and Principal Executive	(Principal Financial and
	Officer)	Accounting Officer)

/s/Charles W. Bidwill, Jr.
Charles W. Bidwill, Jr.	Leonard S. Coleman, Jr.	Craig J. Duchossois
March 14, 2003	March 14, 2003	March 14, 2003
(Director)	(Director)	(Director)

/s/Richard L. Duchossois	/s/Robert L. Fealy	/s/J. David Grissom
Richard L. Duchossois	Robert L. Fealy	J. David Grissom
March 14, 2003	March 14, 2003	March 14, 2003
(Director)	(Director)	(Director)

/s/Daniel P. Harrington
Seth W. Hancock	Daniel P. Harrington	Frank B. Hower, Jr.
March 14, 2003	March 14, 2003	March 14, 2003
(Director)	(Director)	(Director)

/s/Dennis D. Swanson
G. Watts Humphrey, Jr.	Brad M. Kelley	Dennis D. Swanson
March 14, 2003	March 14, 2003	March 14, 2003
(Director)	(Director)	(Director)

/s/Darrell R. Wells
Darrell R. Wells
March 14, 2003
(Director)

CERTIFICATIONS

I, Thomas H. Meeker, certify that:

1.     I have reviewed this annual report on Form 10-K of Churchill Downs Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/Thomas H. Meeker
President and Chief Executive Officer

I, Michael E. Miller, certify that:

1.     I have reviewed this annual report on Form 10-K of Churchill Downs Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/Michael E. Miller
Chief Financial Officer

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance,			Balance,
	Beginning	Charged to		End
Description	of Period	Expenses	Deductions	of Period

Year ended December 31, 2002: Allowance for doubtful accounts and notes receivable	$674	$486	$(187)	$973
Year ended December 31, 2001: Allowance for doubtful accounts and notes receivable	$540	$187	$(53)	$674

Year ended December 31, 2000: Allowance for doubtful accounts and notes receivable	$253	$312	$(25)	$540

EXHIBIT INDEX

Numbers		Description	By Reference To
(2)	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

	(c)	Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.	Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Current Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit (2)(a) to report on Form 10-Q for the fiscal quarter ended September 30, 2001

	(h)	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2000, as amended as of July 14, 2000, by and among Churchill Downs Incorporated, Duchossois Industries, Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc., and Turf Club of Illinois, Inc.	Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(3)	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated	Page 66, Report on Form 10-K for the fiscal year ended December 31, 2002
	(b)	Restated Bylaws of Churchill Downs Incorporated as amended	Exhibit (3)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(4)	(a)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998

	(b)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated June 30, 2000

	(c)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated September 13, 2000

(10)	(a)	$250,000,000 Revolving Credit Facility Credit Agreement between Churchill Downs Incorporated, and the guarantors party thereto, and the Banks party thereto and PNC Bank, National Association, as Agent, and CIBC Oppenheimer Corp., as Syndication Agent, and Bank One, Kentucky, N.A., as Documentation Agent, dated as of April 23, 1999	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(b)	First Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated April 30, 1999	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(c)	Second Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 14, 1999	Exhibit (10)(c) to Report on Form 10-Q for the fiscal quarter ended June 30, 1999

	(d)	Third Amendment, Waiver and Consent to $250,000,000 Revolving Credit Facility Credit Agreement dated February 23, 2000	Exhibit (10)(d) to Report on Form 10-K for the year ended December 31, 1999

	(e)	Fourth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated May 12, 2000	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(f)	Fifth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 19, 2000	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(g)	Sixth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated March 15, 2001	Exhibit (10)(b) to Report on Form 10-K for the year ended December 31, 2000

	(h)	Waiver, Consent and Seventh Amendment to $250,000,000 Revolving Credit Facility Credit Agreement effective June 30, 2002	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(i)	Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters	Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

(j)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

(k)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit (10)(a) to Report on Form10-K for the year ended December 31, 1998

(l)	Employment Agreement dated as of October 1, 1984, with Thomas H. Meeker, President *	Exhibit (19)(a) to Report on Form 10-Q for fiscal quarter ended October 31, 1984

(m)	Amendment of Employment Agreement with Thomas H. Meeker, President, dated October 1, 1994*	Report on Form 10-K for the fiscal year ended January 31, 1986; Report on Form 10-K for the fiscal year ended January 31, 1987; 1988, 1990, 1991, 1992 and 1993

(n)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Page 73, Report on Form 10-K for the fiscal year ended December 31, 2002

(o)	Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(h) to Report on Form 10-K for the eleven months ended December 31, 1993

(p)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(g) to Report on Form 10-K for the year ended December 31, 1994

(q)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(m) to Report on Form 10-K for the year ended December 31, 1997

(r)	Fourth Amended and Restated Churchill Downs Incorporateion 1997 Stock Option Plan	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(s)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit (10)(i) to Report on Form 10-K for the year ended December 31, 1995

(t)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31,2001

(u)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(v)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

(w)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit (10)(k) to Report on Form 10-K for the year ended December 31, 1995

(x)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003

(y)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker*	Page 81, Report on Form 10-K for the year ended December 31, 2002

(21)	Subsidiaries of the registrant	Page 93, Report on Form 10-K for the year ended December 31, 2002

(23)	Consent of PricewaterhouseCoopers, LLP Independent Accountants	Page 94, Report on Form 10-K for the year ended December 31, 2002

(99)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 95, Report on Form 10-K for the year ended December 31, 2002

*Management contract or compensatory plan or arrangement.

