Form 10-Q
period 2003-03-31
CHURCHILL DOWNS INC
filed 2003-05-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

Commission file number  0-1469

CHURCHILL DOWNS INCORPORATED
(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, KY 40208
(Address of principal executive offices)
(Zip Code)

(502)-636-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of  the Exchange Act). Yes  ☒   No  ☐

The number of shares outstanding of registrant’s common stock at May 12, 2003 was 13,175,889 shares.

CHURCHILL DOWNS INCORPORATED
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002	March 31, 2002
	(unaudited)		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,084	$14,662	$13,828
Restricted cash	629	3,247	1,340
Accounts receivable, net	17,435	34,435	13,889
Deferred income taxes	2,513	2,159	2,288
Other current assets	16,834	5,988	13,900
Total current assets	48,495	60,491	45,245

Other assets	10,707	10,606	12,320
Plant and equipment, net	343,910	338,381	339,804
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,404	7,495	7,769
	$462,755	$469,212	$457,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,296	$31,189	$28,250
Accrued expenses	27,609	31,782	28,270
Dividends payable	-	6,578	-
Income taxes payable	-	727	-
Deferred revenue	28,579	14,876	23,817
Long-term debt, current portion	513	508	524
Total current liabilities	83,997	85,660	80,861

Long-term debt, due after one year	127,646	122,840	142,748
Other liabilities	12,997	12,603	12,241
Deferred income taxes	14,822	13,112	15,124
Total liabilities	239,462	234,215	250,974

Commitments and contingencies	-	-	-
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares authorized; issued: 13,168 shares March 31, 2003, 13,157 shares December 31, 2002, and 13,115 shares March 31, 2002	126,302	126,043	125,132
Retained earnings	97,745	109,241	82,815
Accumulated other comprehensive loss	(754)	(222)	(1,479)
Note receivable for common stock	-	(65)	(65)
	223,293	234,997	206,403
	$462,755	$469,212	$457,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31,
(Unaudited)
(In thousands, except per share data)

	2003	2002

Net revenues	$33,789	$30,972
Operating expenses	43,542	39,729

Gross loss	(9,753)	(8,757)

Selling, general and administrative expenses	8,108	8,396

Operating loss	(17,861)	(17,153)

Other income (expense):
Interest income	62	81
Interest expense	(1,827)	(2,652)
Miscellaneous, net	402	(169)
	(1,363)	(2,740)

Loss before income tax benefit	(19,224)	(19,893)

Income tax benefit	7,728	7,858

Net loss	$(11,496)	$(12,035)

Basic and diluted net loss per common share	$(0.87)	$(0.92)

Basic and diluted weighted average shares outstanding	13,159	13,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited)

(in thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(11,496)	$(12,035)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,062	4,815
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	2,618	9,365
Accounts receivable	17,000	17,286
Other current assets	(10,845)	(11,872)
Accounts payable	(1,957)	(12,502)
Accrued expenses	(5,059)	(2,305)
Income taxes payable	(727)	(971)
Deferred revenue	13,703	9,576
Other assets and liabilities	2,003	249
Net cash provided by operating activities	10,302	1,606

Cash flows from investing activities:
Additions to plant and equipment, net	(8,657)	(5,109)
Net cash used in investing activities	(8,657)	(5,109)

Cash flows from financing activities:
Decrease in long-term debt, net	(120)	(653)
Borrowings on bank line of credit	51,354	53,081
Repayments of bank line of credit	(46,423)	(42,503)
Change in book overdraft	(3,780)	(1,989)
Proceeds from note receivable for common stock	65	-
Payment of dividends	(6,578)	(6,549)
Common stock issued	259	382
Net cash (used in) provided by financing activities	(5,223)	1,769

Net decrease in cash and cash equivalents	(3,578)	(1,734)
Cash and cash equivalents, beginning of period	14,662	15,562
Cash and cash equivalents, end of period	$11,084	$13,828
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,699	$2,272
Income taxes	$400	$850
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$1,843	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the period ended December 31, 2002 for further information.  The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited.  Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.  In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

2.       Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”.  Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” the Company’s net loss and net loss per common share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts presented below:

	Three Months Ended March 31,
	2003	2002
Net loss	$(11,496)	$(12,035)
Pro forma stock-based compensation expense, net of tax benefit	(385)	(191)
Pro forma net loss	$(11,881)	$(12,226)

Pro forma basic and diluted net loss per common share	$(0.90)	$(0.93)

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

2.                     Stock-Based Compensation (cont’d)

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

3.                     Long-Term Debt

During the first quarter the Company had a $250 million line of credit under a revolving loan facility through a syndicate of banks to meet working capital and other short-term requirements and to provide funding for acquisitions.  The interest rate on the borrowing was based upon LIBOR plus 75 to 250 additional basis points, which was determined by certain Company financial ratios.  The weighted average interest rate on our outstanding revolving loan borrowings was 2.27% and 2.64% at March 31, 2003 and 2002, respectively.  There was $120.9 million outstanding on the line of credit at March 31, 2003, compared to $116.0 million outstanding at December 31, 2002, and $135.3 million outstanding at March 31, 2002.  The credit facility contained financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum levels of net worth.  As of March 31, 2003, the Company was in compliance with all covenants. The line of credit was collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The facility, which was to mature in 2004, was refinanced in April 2003 (see note 10).

4.       Financial Instruments

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into interest rate swap contracts with major financial institutions during March 2003.  Under terms of these contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on a notional amount of $60.0 million.  As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the floating rate debt described in note 10.  The variable interest rate paid on the contracts is determined based on LIBOR on the last day of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt.  These contracts mature in March 2008.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements.  Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The Company also had three interest rate swaps in effect during the three months ended March 31, 2002 on which the Company received a LIBOR-based variable rate and paid a fixed interest rate.  Terms of the swaps are as follows:

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

4.       Financial Instruments (cont’d)

Notional Amount

Termination Date

Fixed Rate

$35 million	May 2002	7.30%
$30 million	November 2002	6.40%
$35 million	March 2003	7.015%

Comprehensive loss consists of the following:

	Three months ended March 31,
	2003	2002

Net Loss	$(11,496)	$(12,035)
Cash flow hedging (net of related tax benefit
of $355 in 2003 and tax expense of $523 in 2002)	(532)	821
Comprehensive loss	$(12,028)	$(11,214)

5.       Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Three months ended March 31,
	2003	2002

Numerator for basic and diluted per share:	$(11,496)	$(12,035)

Denominator for weighted average shares of common stock outstanding per share:	13,159	13,105

Basic and diluted net loss per common share:	$(0.87)	$(0.92)

Options to purchase 999 and 894 shares for the three months ended March 31, 2003 and 2002, respectively, are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of net losses for the periods.

6.       Goodwill and Other Intangible Assets

The Company performs annual testing of goodwill and indefinite lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2003, and no adjustment to the carrying value of goodwill was required.

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

6.       Goodwill and Other Intangible Assets (cont’d)

Effective January 1, 2002, a portion of the goodwill arising from the Company’s previous acquisitions was reassigned to the new Churchill Downs Simulcast Network (“CDSN”) segment using a relative fair value allocation approach.  There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at March 31, 2003 and 2002 for Kentucky Operations, Calder Racecourse and CDSN was $4.8 million, $36.4 million and  $11.0 million, respectively.

The Company’s other intangible assets are comprised of the following:

	2003	2002
Illinois Horse Race Equity fund	$3,307	$3,307
Arlington Park trademarks	494	494
Indiana racing license	2,085	2,085
Other intangible asset	3,296	3,296
	9,182	9,182
Accumulated amortization	(1,778)	(1,413)
	$7,404	$7,769

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger in September 2000.

Other intangible assets, which are being amortized, are recorded at approximately $3.6 million at March 31, 2003, which is net of accumulated amortization of $1.8 million.  Amortization expense for other intangibles of approximately $91 for the three months ended March 31, 2003 and 2002 is classified in operating expenses.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:

Estimated Amortization Expense
2003	365
2004	167
2005	167
2006	167
2007	167

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

7.       Segment Information

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

The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions earned on pari-mutuel wagering we also earn pari-mutuel related streams of revenues from sources that are not related to the handle wagered at our facilities.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year.  Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s annual report to stockholders for the year ended December 31, 2002.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally.  Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

7.       Segment Information (cont’d)

The table below presents information about reported segments for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net Revenues from External Customers:
Kentucky Operations	$4,898	$5,596
Hollywood Park	4,969	5,032
Calder Race Course	1,132	1,070
Arlington Park	11,989	6,119
Hoosier Park	9,430	12,036
CDSN	843	697
Total racing operations	33,261	30,550
Other investments	528	412
Corporate revenues	-	10
	$33,789	$30,972

Intercompany Net Revenues:
Hollywood Park	$4	$-
Calder Race Course	248	184
Hoosier Park	4	-
Total racing operations	256	184
Other investments	144	119
Corporate revenues	283	428
Eliminations	(683)	(731)
	$-	$-

EBITDA:
Kentucky Operations	$(5,147)	$(5,211)
Hollywood Park	(2,215)	(2,217)
Calder Race Course	(2,667)	(3,075)
Arlington Park	(1,469)	(2,261)
Hoosier Park	674	1,990
CDSN	219	263
Total racing operations	(10,605)	(10,511)
Other investments	35	(332)
Corporate expenses	(1,827)	(1,604)
Eliminations	-	(60)
	$(12,397)	$(12,507)

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

7.       Segment Information (cont’d)

	As of March 31, 2003	As of December 31, 2002	As of March 31, 2002
Total assets:
Kentucky Operations	$400,610	$396,998	$388,224
Hollywood Park	143,559	150,627	146,602
Calder Race Course	80,413	87,498	81,809
Arlington Park	77,216	80,766	76,089
Hoosier Park	35,780	34,759	37,226
CDSN	11,018	11,018	11,018
Other investments	80,927	77,724	55,272
	829,523	839,390	796,240
Eliminations	(366,768)	(370,178)	(338,863)
	$462,755	$469,212	$457,377

The following table is a reconciliation of total EBITDA, which is generally considered a non-GAAP financial measure, to the accompanying financial statements, specifically, loss before income tax benefit:

	Three Months Ended March 31,
	2003	2002
Total EBITDA	$(12,397)	$(12,507)
Depreciation and amortization	(5,062)	(4,815)
Interest income (expense), net	(1,765)	(2,571)
Loss before income tax benefit	$(19,224)	$(19,893)

8.       Significant Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002.  Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management does not currently expect to change its method of accounting treatment for stock options.

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

8.       Significant Accounting Pronouncements (cont’d)

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

9.       Related Party Transaction

During 2003, the Company was paid $65 by the President of the Company for repayment of a note receivable to purchase shares of common stock.  Notes receivable for common stock was classified in the balance sheet as a reduction of shareholders’ equity at December 31, 2002 and March 31, 2002.

CHURCHILL DOWNS INCORPORATED

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the three months ended March 31, 2003 and 2002 (Unaudited)

($ in thousands, except per share data)

10.     Subsequent Events

In April 2003, the Company refinanced its $250 million revolving loan facility to meet funding needs for future working capital, capital improvements and potential future acquisitions.  The refinancing includes a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by the Company with a seven-year term.  Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries.  The interest rate on the bank line of credit borrowings is based upon LIBOR plus a spread of 125 to 225 additional basis points, which is determined by certain Company financial ratios.  The interest rate on the Company’s senior notes is based upon LIBOR plus 155 basis points.  These notes require interest only payments during their term with principal due at maturity.  Both the bank facility and the senior notes contain financial covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth.  The Company repaid its previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K for the period ended December 31, 2002, for further information.

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

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

Our revenues and earnings are significantly influenced by our live racing calendar.  Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year.  We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions earned on pari-mutuel wagering we also earn pari-mutuel related streams of revenues from sources that are not related to the handle wagered at our facilities.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year.  Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorships, licensing rights and broadcast fees, lease income and other sources.

Live racing handle includes patron wagers on live races at our tracks and also wagers made at our facilities on imported simulcast signals during live races.  Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live races and at our OTBs throughout the year.  Export handle includes all patron wagers made on our live racing signals sent to other tracks or OTBs.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our most significant estimates relate to the valuation of property and equipment, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims.  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s Form 10-K for the period ended December 31, 2002.

Our business can be impacted positively and negatively by legislative changes and from alternative gaming competition.  Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment and/or our goodwill and

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

intangible assets in accordance with generally accepted accounting standards.

For our business insurance renewal effective March 1, 2002, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages.  Our March 1, 2003 business insurance renewals included substantially the same coverages and retentions as the 2002 renewal.  Based on our historical loss experience, management does not anticipate that this increased risk assumption will materially impact our results of operations.

We are currently pursuing the divestiture of our Ellis Park racetrack.  If a sale occurs, we plan to use any net proceeds to reduce our debt.  During December 2002, we reduced the carrying value of the buildings, equipment and furniture and fixtures of Ellis Park to reflect their estimated fair value in a divestiture transaction.  Should a transaction not be completed at the currently estimated sales price, an additional write down of these assets could occur.

Legislative Changes

During the 2003 session of the Indiana legislature, legislation was introduced to evenly split the riverboat subsidy between Hoosier Park and Indiana Downs.  Additionally, a second bill was introduced, as part of the state budget, which sought to cap the total horse industry share from the riverboat subsidy at $17 million.  Both of these bills subsequently failed.  Under current Indiana Horse Racing Commission (“IHRC”) rules, which can be changed by IHRC or by enactment of legislation, the riverboat subsidy will be split evenly during 2003 between the two racetracks in Indiana reducing Hoosier Park’s subsidy revenues by approximately $5 million.  It is also expected that subsidy revenues will be split evenly during the first half of 2004 and based on purses generated by each Indiana racetrack during the latter half of 2004.

Chicago-area racetracks, including Arlington Park, continue to lobby for a proposal that would authorize the Illinois Gaming Board to award unlimited gaming to riverboat casinos and allow racetracks to operate slot machines and video lottery terminals. In return for the right to operate electronic gaming machines, each racetrack would be required to advance a portion of its first-year projected state gaming taxes. Additionally, the horse industry would forego the Illinois Horseracing Equity Fund, a subsidy flowing to the industry from the tenth riverboat license, the Illinois Pari-Mutuel Real Estate Tax Credit, and the Recapture provisions of the Illinois Horseracing Act of 1975. Negotiations continue between racetracks, horsemen and riverboat operators, with the goal of introducing a bill for passage before the Illinois General Assembly adjourns on May 23, 2003.

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and ten separate OTBs, which are included in their respective segments, during the three months ended March 31, 2003 and 2002, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park*	Hoosier Park	CDSN
Pari-mutuel wagering:
Live Racing
2003 handle	-	-	$2,289	-	$522	-
2003 no. of days	-	-	2	-	7	-
2002 handle	-	-	$2,098	-	-	-
2002 no. of days	-	-	2	-	-	-

Export simulcasting*
2003 handle	-	-	-	-	$1,986	$10,375
2003 no. of days	-	-	-	-	7	2
2002 handle	-	-	-	-	-	$8,175
2002 no. of days	-	-	-	-	-	2

Import simulcasting
2003 handle	$37,764	$76,253	-	$106,882	$30,541	-
2003 no. of days	165	65	-	540	335	-
2002 handle	$44,152	$83,008	-	$70,459	$33,716	-
2002 no. of days	165	65	-	450	295	-
Number of OTBs	1	-	-	6	3	-

Totals
2003 handle	$37,764	$76,253	$2,289	$106,882	$33,049	$10,375
2002 handle	$44,152	$83,008	$2,098	$70,459	$33,716	$8,175

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park*	Hoosier Park	CDSN
**Pari-mutuel revenues:
2003 Revenues
Live racing	-	-	$543	-	$43	-
Export simulcasting	-	-	-	-	56	$314
Import simulcasting	$3,789	$1,675	-	$3,563	5,501	-
Other revenue	269	-	17	7,108	161	-
Total 2003 Revenue	$4,058	$1,675	$560	$10,671	$5,761	$314

2002 Revenues
Live racing	-	-	$491	-	-	-
Export simulcasting			-	-	-	$230
Import simulcasting	$4,401	$1,660	-	$3,339	$5,986	-
Other revenue	246	-	13	1,347	111	-
Total 2002 Revenue	$4,647	$1,660	$504	$4,686	$6,097	$230

As a result of the reorganization for internal reporting during 2002, this summary above is now reported on a new basis, which combines our two Kentucky racetracks into a single segment and separates our CDSN operations into a separate segment.

*Arlington Park’s sixth OTB opened during December 2002.

** Pari-mutuel revenues for live racing, export simulcasting and import simulcasting include commissions from wagering (net of state pari-mutuel taxes) and simulcast host fees.  Other revenues includes source market fees from in-home wagering and other statutory racing revenues.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Revenues

Net revenues during the three months ended March 31, 2003 increased $2.8 million from $31.0 million in 2002 to $33.8 million in 2003.  During January and February when there is no live racing in Illinois, the Illinois Racing Commission (“IRC”) appoints a Thoroughbred racetrack as the host track in Illinois.  The IRC appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues of $6.9 million compared to the prior year period.  This increase was partially offset by a $2.3 million decrease in Indiana riverboat admissions subsidy at Hoosier Park resulting from legislative changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs.  The remaining decrease is primarily attributable to decreased attendance and handle at our racetracks, except Calder Race Course, as a result of a number of factors including the Illinois horsemen’s strike, increased competition and poor economic conditions.

Operating Expenses

Operating expenses increased $3.8 million from $39.7 million in 2002 to $43.5 million in 2002 primarily due to increased purse expenses of $5.0 million at Arlington Park resulting from increases in host track pari-mutuel revenues noted above.  Purse expenses decreased a combined $1.7 million at our Kentucky Operations and Hoosier Park, resulting from the decreased handle

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

and Indiana riverboat admissions subsidy also noted above.

Gross  Loss

Gross losses were incurred in both periods as a result of limited live racing during the first quarter.  During the first quarter of 2003 there were only two days of live racing at Calder Race Course and seven days of live racing at Hoosier Park.  Live racing will be held at five of our six racetracks during the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $0.3 million from $8.4 million in 2002 to $8.1 million in 2003 primarily as a result of our expense containment efforts.

Other Income and Expense

Interest expense decreased $0.8 million in 2003 primarily due to lower interest rates and the use of available cash to pay down our line of credit since March 31, 2002.

Income Tax Provision

Our income tax benefit decreased slightly for the three months ended March 31, 2003, as compared to March 31, 2002, as a result of a decrease in pre-tax losses and an increase in our currently estimated effective income tax rate from 39.5% in 2002 to 40.2% in 2003.

Significant Changes in the Balance Sheet March 31, 2003 to December 31, 2002

Accounts receivable balances decreased by $17.0 million in 2003 primarily due to the collection of 2002 live meet receivables for Calder Race Course and Hollywood Park with decreases in accounts receivables of $6.6 million and $6.4 million, respectively.  Hoosier Park and Arlington Park each had a decrease of  $0.7 million due to the timing of collections.  In addition, our Kentucky Operations had a decrease of $2.4 million primarily due to the collection of accounts receivables related to the 2003 Kentucky Derby and Kentucky Oaks.

Other current assets increased $10.8 million primarily as a result of the estimated income tax benefit associated with the first quarter net loss.

Net plant and equipment increased $5.5 million as a result of capital expenditures of $7.0 million related to the renovation plan to restore and modernize key areas at the Churchill Downs racetrack facility, referred to as our “Master Plan”.  Additional increases were due to capital spending at the other operating units offset by depreciation of $5.0 million.

Dividends payable decreased $6.6 million at March 31, 2003 due to the payment of dividends in the first quarter of 2003.

Deferred revenue increased $13.7 million at March 31, 2003, primarily due to the sale by Kentucky Operations of the new Master Plan suites, corporate sponsor event tickets, season boxes, membership sales and future wagering related to the 2003 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2003.

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Significant Changes in the Balance Sheet March 31, 2003 to March 31, 2002

The long-term debt decrease of $15.1 million was a result of the use of current cash flows to reduce borrowings under our bank line of credit since March 31, 2002.

Liquidity and Capital Resources

Cash flows provided by operations were $10.3 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in cash provided by operations as compared to 2002 was primarily a result of increased deposits for newly constructed suites in the first phase of the Master Plan.

Cash flows used in investing activities were $8.7 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively.  During the three months ended March 31, 2003 we used $5.1 million in cash for the Master Plan renovation of our Churchill Downs racetrack.  We are planning capital expenditures, including $15.5 million for the completion of the first phase and $24.9 million for the second phase of our Master Plan renovation, of approximately $53.0 million for 2003.

Cash flows (used in) provided by financing activities were $(5.2) million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively, reflecting the use of improved cash flows from operations to minimize net borrowings on our line of credit in 2003 compared to 2002.

During the first quarter we had a $250 million line of credit under a revolving loan facility, of which $120.9 million was outstanding at March 31, 2003.  The credit facility contained financial covenant requirements, including specified fixed charge, minimum interest coverage and maximum leverage ratios and minimum levels of net worth.  This line of credit was secured by substantially all of our assets and was to mature in 2004.  This credit facility was intended to meet working capital and other short-term requirements and to provide funding for potential future acquisitions.

During April 2003, we refinanced our revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions.  The refinancing includes a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term.  Both debt facilities are collateralized by substantially all of our assets.  The interest rate on the bank line of credit borrowings is based upon LIBOR plus a spread of 125 to 225 additional basis points, which is determined by certain Company financial ratios.  The interest rate on our senior notes is based upon LIBOR plus 155 basis points.  These notes require interest only payments during their term with principal due at maturity.  Both the bank facility and the senior notes contain financial covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth.  We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.  Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

CHURCHILL DOWNS INCORPORATED

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management does not currently expect to change its method of accounting treatment for stock options.

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

CHURCHILL DOWNS INCORPORATED

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, we had $120.9 million of debt outstanding under our revolving loan facility, which bears interest at LIBOR based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.  Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions during March 2003.  Under terms of these contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on a notional amount of $60.0 million.  As a result of these contracts, the Company will pay a fixed interest rate of approximately 5.05% on $60.0 million of the floating rate debt described in note 10 in this report.  Assuming the March 31, 2003, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.6 million.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(1)

Churchill Downs Incorporated filed a Current Report on Form 8-K dated December 26, 2002, under Item 2, “Acquisitions or Disposition of Assets,” reporting on the transfer and lease back of certain of our assets related to the financing of the master plan redevelopment project.

(2)

Churchill Downs Incorporated filed a Current Report on Form 8-K dated February 12, 2003, under Item 5, “Other Events”, attaching our fourth quarter and fiscal year ended December 31, 2002 earnings release dated February 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 14, 2003	/s/ Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2003	/s/ Michael E. Miller
Michael E. Miller
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Thomas H. Meeker
Thomas H. Meeker
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

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Michael E. Miller
Michael E. Miller
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Numbers	Description	By Reference To
3(a)	Restated Bylaws of Churchill Downs Incorporated as amended	Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

4(a)	$100,000,000 Churchill Downs Incorporated Note Purchase Agreement for Floating Rate Senior Secured Notes, dated as of April 3, 2003	Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

10(a)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President	Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

10(b)	Credit Agreement among Churchill Downs Incorporated, the guarantors party hereto, the Lenders party hereto and Bank One, Kentucky, NA, a national banking association, as agent, dated April 3, 2003.	Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

99(a)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2003.