Form 10-K/A
period 2002-12-31
CHURCHILL DOWNS INC
filed 2003-06-18
CIK 20212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (_X_)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES X NO

As of March 13, 2003, 13,160,639 shares of the Registrant’s Common Stock were outstanding. As of June 28, 2002 (based upon the closing sale price for such date on the Nasdaq National Market) the aggregate market value of the shares held by nonaffiliates of the Registrant was $243,141,423.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 2003 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K. The exhibit index is located on pages 3 to 6.

1

This Annual Report on Form 10-K/A is being filed as an amendment to Churchill Downs Incorporated’s Annual Report on Form 10-K filed March 19, 2003, to include the Articles of Incorporation in full text, previously only the most recent amendment was included in the Annual Report on Form 10-K filed March 19, 2003, and to correct the disclosure pursuant to Item 405 on the cover page of this Annual Report.

EXHIBIT INDEX

Numbers		Description	By Reference To
(2)	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

	(c)	Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.	Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Current Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit (2)(a) to report on Form 10-Q for the fiscal quarter ended September 30, 2001

	(h)	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2000, as amended as of July 14, 2000, by and among Churchill Downs Incorporated, Duchossois Industries, Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc., and Turf Club of Illinois, Inc.	Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(3)	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated as amended through March 25, 2002	Report on Form 10-K/A for the fiscal year ended December 31, 2002
	(b)	Restated Bylaws of Churchill Downs Incorporated as amended	Exhibit (3)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(4)	(a)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998

	(b)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated June 30, 2000

	(c)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated September 13, 2000

(10)	(a)	$250,000,000 Revolving Credit Facility Credit Agreement between Churchill Downs Incorporated, and the guarantors party thereto, and the Banks party thereto and PNC Bank, National Association, as Agent, and CIBC Oppenheimer Corp., as Syndication Agent, and Bank One, Kentucky, N.A., as Documentation Agent, dated as of April 23, 1999	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(b)	First Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated April 30, 1999	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 1999

	(c)	Second Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 14, 1999	Exhibit (10)(c) to Report on Form 10-Q for the fiscal quarter ended June 30, 1999

	(d)	Third Amendment, Waiver and Consent to $250,000,000 Revolving Credit Facility Credit Agreement dated February 23, 2000	Exhibit (10)(d) to Report on Form 10-K for the year ended December 31, 1999

	(e)	Fourth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated May 12, 2000	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(f)	Fifth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated June 19, 2000	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2000

	(g)	Sixth Amendment to $250,000,000 Revolving Credit Facility Credit Agreement dated March 15, 2001	Exhibit (10)(b) to Report on Form 10-K for the year ended December 31, 2000

	(h)	Waiver, Consent and Seventh Amendment to $250,000,000 Revolving Credit Facility Credit Agreement effective June 30, 2002	Exhibit (10)(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(i)	Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters	Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

(j)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

(k)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit (10)(a) to Report on Form10-K for the year ended December 31, 1998

(l)	Employment Agreement dated as of October 1, 1984, with Thomas H. Meeker, President *	Exhibit (19)(a) to Report on Form 10-Q for fiscal quarter ended October 31, 1984

(m)	Amendment of Employment Agreement with Thomas H. Meeker, President, dated October 1, 1994*	Report on Form 10-K for the fiscal year ended January 31, 1986; Report on Form 10-K for the fiscal year ended January 31, 1987; 1988, 1990, 1991, 1992 and 1993

(n)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Report on Form 10-K for the fiscal year ended December 31, 2002**

(o)	Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(h) to Report on Form 10-K for the eleven months ended December 31, 1993

(p)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(g) to Report on Form 10-K for the year ended December 31, 1994

(q)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit (10)(m) to Report on Form 10-K for the year ended December 31, 1997

(r)	Fourth Amended and Restated Churchill Downs Incorporateion 1997 Stock Option Plan	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(s)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit (10)(i) to Report on Form 10-K for the year ended December 31, 1995

(t)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit (10)(a) to Report on Form 10-Q for the fiscal quarter ended March 31,2001

(u)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(v)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

(w)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit (10)(k) to Report on Form 10-K for the year ended December 31, 1995

(x)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003

(y)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker*	Report on Form 10-K for the year ended December 31, 2002**

(21)	Subsidiaries of the registrant	Report on Form 10-K for the year ended December 31, 2002**

(23)	Consent of PricewaterhouseCoopers, LLP Independent Accountants	Report on Form 10-K for the year ended December 31, 2002**

(99)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 95, Report on Form 10-K for the year ended December 31, 2002**

*Management contract or compensatory plan or arrangement.

**Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

June 13, 2003	/s/Michael E. Miller
Michael E. Miller
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas H. Meeker, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Churchill Downs Incorporated;

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

Date: June 13, 2003	/s/Thomas H. Meeker
President and Chief Executive Officer

I, Michael E. Miller, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Churchill Downs Incorporated;

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

Date: June 13, 2003	/s/Michael E. Miller
Chief Financial Officer

