Form 10-Q
period 2003-06-30
CHURCHILL DOWNS INC
filed 2003-08-14
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No__

The number of shares outstanding of registrant’s common stock at August 13, 2003 was 13,196,573 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2003 (unaudited)	December 31, 2002	June 30, 2002 (unaudited)
Current assets:
Cash and cash equivalents	$ 27,185	$ 14,662	$ 26,381
Restricted cash	14,168	3,247	16,931
Accounts receivable, net	45,695	34,435	36,270
Deferred income taxes	3,043	2,159	2,022
Other current assets	5,564	5,988	5,081

Total current assets	95,655	60,491	86,685

Other assets	11,962	10,606	12,213
Plant and equipment, net	347,699	338,381	338,696
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,313	7,495	7,678

	$ 514,868	$ 469,212	$ 497,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 64,435	$ 31,189	$ 75,070
Accrued expenses	35,853	31,782	36,512
Dividends payable	-	6,578	-
Income taxes payable	8,510	727	5,155
Deferred revenue	7,653	14,876	4,979
Long-term debt, current portion	472	508	490

Total current liabilities	116,923	85,660	122,206

Long-term debt, due after one year	119,811	122,840	116,672
Other liabilities	14,053	12,603	13,585
Deferred income taxes	13,103	13,112	15,119

Total liabilities	263,890	234,215	267,582

Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,183 shares June 30, 2003, 13,157
shares December 31, 2002, and 13,115 shares June 30, 2002	126,725	126,043	125,132
Retained earnings	125,770	109,241	105,923
Accumulated other comprehensive loss	(1,517)	(222)	(1,061)
Note receivable for common stock	-	(65)	(65)

	250,978	234,997	229,929

	$ 514,868	$ 469,212	$ 497,511

        The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
for the six and three months ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$ 214,285	$ 203,599	$ 180,496	$ 172,627
Operating expenses	166,967	162,430	123,425	122,701

Gross profit	47,318	41,169	57,071	49,926

Selling, general and administrative expenses	16,873	17,268	8,765	8,872

Operating income	30,445	23,901	48,306	41,054

Other income (expense):
Interest income	135	174	73	93
Interest expense	(3,306)	(4,967)	(1,479)	(2,315)
Miscellaneous, net	553	(591)	151	(422)

	(2,618)	(5,384)	(1,255)	(2,644)

Earnings before provision for income taxes	27,827	18,517	47,051	38,410

Provision for income taxes	(11,298)	(7,444)	(19,026)	(15,302)

Net earnings	$ 16,529	$ 11,073	$ 28,025	$ 23,108

Net earnings per common share data:
Basic	$ 1.26	$ 0.84	$ 2.13	$ 1.76
Diluted	$ 1.24	$ 0.83	$ 2.09	$ 1.73
Weighted average shares outstanding:
Basic	13,167	13,110	13,174	13,115
Diluted	13,367	13,341	13,380	13,338

        The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited)
(in thousands)

	2003	2002

Cash flows from operating activities:
Net earnings	$ 16,529	$ 11,073
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	10,171	9,661
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Restricted cash	(10,921)	(6,226)
Accounts receivable	(11,260)	(5,095)
Other current assets	424	(3,053)
Accounts payable	34,928	31,800
Accrued expenses	1,891	6,621
Income taxes payable	7,783	4,184
Deferred revenue	(7,223)	(9,262)
Other assets and liabilities	1,857	1,695

Net cash provided by operating activities	44,179	41,398

Cash flows from investing activities:
Additions to plant and equipment, net	(19,074)	(8,756)

Net cash used in investing activities	(19,074)	(8,756)

Cash flows from financing activities:
Decrease in long-term debt, net	(279)	(1,035)
Repayments of revolving loan facility for refinancing	(120,929)	--
Proceeds from senior notes, net of expenses	98,229	--
Borrowings on bank line of credit	172,453	141,731
Repayments of bank line of credit	(154,310)	(156,882)
Change in book overdraft	(1,915)	530
Proceeds from note receivable for common stock	65	--
Payment of dividends	(6,578)	(6,549)
Common stock issued	682	382

Net cash used in financing activities	(12,582)	(21,823)

Net increase in cash and cash equivalents	12,523	10,819
Cash and cash equivalents, beginning of period	14,662	15,562

Cash and cash equivalents, end of period	$ 27,185	$ 26,381

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,398	$ 4,648
Income taxes	$ 3,442	$ 3,260
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$ 233	$ --

        The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the period ended December 31, 2002 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation. In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation" the Company's net earnings and net earnings per common share for the six and three months ended June 30, 2003 and 2002 would approximate the pro forma amounts presented below:

	Six Months Ended June 30,
	2003	2002
Net earnings	$ 16,529	$11,073
Pro forma stock-based compensation expense,
net of tax benefit	(922)	(697)

Pro forma net earnings	$ 15,607	$ 10,376

Pro forma net earnings per common share:
Basic	$ 1.19	$ 0.79
Diluted	$ 1.17	$ 0.78

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

2.	Stock-Based Compensation (cont'd)
	Three Months Ended June 30,
	2003	2002
Net earnings	$ 28,025	$23,108
Pro forma stock-based compensation expense,
net of tax benefit	(539)	(508)

Pro forma net earnings	$ 27,486	$ 22,600

Pro forma net earnings per common share:
Basic	$ 2.09	$ 1.72
Diluted	$ 2.05	$ 1.69

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

3.	Long-Term Debt

Long-term debt is as follows:

As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
$250 million revolving loan facility	$ --	$116,000	$109,596
$100 million variable rate senior notes	100,000	--	--
$200 million revolving line of credit	13,214	--	--
Other notes payable	7,069	7,348	7,566

Total long-term debt	$120,283	$123,348	$117,162

In April 2003, the Company refinanced its $250 million revolving loan facility to meet funding needs for future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by the Company with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The interest rate on the Company’s senior notes is equal to LIBOR plus 155 basis points. The weighted average interest rate on these outstanding borrowings was 2.65% and 2.84% at June 30, 2003 and 2002, respectively. These interest rates are hedged by the interest rate swap contracts entered into by the Company as described in Note 4. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth. The Company repaid its previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

4.	Financial Instruments
In order to mitigate a portion of the market risk on variable rate debt, the Company entered into interest rate swap contracts with major financial institutions in March 2003. Under terms of these contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the variable rate debt described in Note 3. We also received a LIBOR based variable interest rate of 1.29% during the three months ended June 30, 2003. The interest rate paid on the contracts is determined based on LIBOR on the last day of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt. These contracts mature in March 2008.

The Company also had three interest rate swaps in effect during 2002 on which the Company received a LIBOR-based variable rate and paid a fixed interest rate. Terms of the swaps are as follows:
Notional Amount	Termination Date	Fixed Rate
$35 million	May 2002	7.30%
$30 million	November 2002	6.40%
$35 million	March 2003	7.015%

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that were recorded in other comprehensive earnings will be reclassified into net earnings as interest expense, net in the periods in which the related variable interest is paid.

Comprehensive earnings consist of the following:
	Six months ended June 30,
	2003	2002
Net Earnings	$ 16,529	$11,073
Cash flow hedging (net of related tax benefit
of $885 in 2003 and tax provision of $789 in 2002)	(1,295)	1,239

Comprehensive earnings	$ 15,234	$12,312

	Three months ended June 30,
	2003	2002
Net Earnings	$ 28,025	$23,108
Cash flow hedging (net of related tax benefit
of $530 in 2003 and tax provision of $266 in 2002)	(763)	418

Comprehensive earnings	$ 27,262	$23,526

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

5.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted earnings
per share:	$16,529	$11,073	$28,025	$23,108

Denominator for weighted average shares
of common stock outstanding per share:
Basic	13,167	13,110	13,174	13,115
Plus dilutive effect of stock options	200	231	206	223

Diluted	13,367	13,341	13,380	13,338

Earnings per common share:
Basic	$ 1.26	$ 0.84	$ 2.13	$ 1.76
Diluted	$ 1.24	$ 0.83	$ 2.09	$ 1.73

Options to purchase 178 and 1 shares for the periods ended June 30, 2003 and 2002, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

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

Effective January 1, 2002, a portion of the goodwill arising from the Company’s previous acquisitions was reassigned to the new Churchill Downs Simulcast Network (“CDSN”) segment using a relative fair value allocation approach. There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at June 30, 2003 and 2002 for Kentucky Operations, Calder Racecourse and CDSN was $4.8 million, $36.4 million and $11.0 million, respectively.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

6.	Goodwill and Other Intangible Assets (cont’d)

The Company’s other intangible assets are comprised of the following:

As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
Illinois Horse Race Equity fund	$ 3,307	$ 3,307	$ 3,307
Arlington Park trademarks	494	494	494
Indiana racing license	2,085	2,085	2,085
Other intangible assets	3,296	3,296	3,296

	9,182	9,182	9,182
Accumulated amortization	(1,869)	(1,687)	(1,504)

	$ 7,313	$ 7,495	$ 7,678

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger in September 2000.

Other intangible assets, which are being amortized, are recorded at approximately $3.5 million at June 30, 2003, which is net of accumulated amortization of $1.9 million. Amortization expense for other intangibles of approximately $182 and $183 for the six months ended June 30, 2003 and 2002, respectively, is classified in operating expenses.

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:
Estimated Amortization Expense
2003	365
2004	167
2005	167
2006	167
2007	167

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

7.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Racecourse; (4) Arlington Park and its seven OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests which are not material. Intercompany net revenues are generated from transactions with other operating segments primarily for activity between CDSN and our racetracks for the purchase of racing signals. Eliminations include the elimination of CDSN activity, management fees and other intersegment transactions.

The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorship, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, lease income and other sources.

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

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

7.	Segment Information (cont'd)

The table below presents information about reported segments for the six months and three months ended June 30, 2003 and 2002:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net revenues from
external customers:
Kentucky Operations	$ 57,852	$ 56,007	$ 52,954	$ 50,411
Hollywood Park	41,765	42,217	36,796	37,185
Calder Race Course	19,988	19,673	18,856	18,603
Arlington Park	34,047	26,417	22,058	20,298
Hoosier Park	20,451	26,629	11,021	14,593
CDSN	37,988	30,742	37,145	30,045

Total racing operations	212,091	201,685	178,830	171,135
Other investments	1,253	1,104	725	692
Corporate revenues	941	810	941	800

	$ 214,285	$ 203,599	$ 180,496	$ 172,627

Intercompany net revenues:
Kentucky Operations	$ 16,229	$ 13,344	$ 16,229	$ 13,344
Hollywood Park	6,906	6,270	6,902	6,270
Calder Race Course	3,585	3,152	3,337	2,968
Arlington Park	2,732	1,217	2,732	1,217
Hoosier Park	37	34	33	34

Total racing operations	29,489	24,017	29,233	23,833
Other investments	899	876	755	757
Corporate expenses	552	801	269	373
Eliminations	(30,940)	(25,694)	(30,257)	(24,963)

	$ -	$ -	$ -	$ -

EBITDA:
Kentucky Operations	$ 23,270	$ 19,700	$ 28,417	$ 24,911
Hollywood Park	7,339	6,806	9,554	9,023
Calder Race Course	1,462	819	4,129	3,894
Arlington Park	958	(2,488)	2,427	(227)
Hoosier Park	1,219	3,878	545	1,888
CDSN	9,363	7,505	9,144	7,242

Total racing operations	43,611	36,220	54,216	46,731
Other investments	466	(352)	431	(20)
Corporate expenses	(2,908)	(2,835)	(1,081)	(1,231)
Eliminations	-	(62)	-	(2)

	$ 41,169	$ 32,971	$ 53,566	$ 45,478

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

7.	Segment Information (cont'd)

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
Total assets:
Kentucky Operations	$ 416,327	$ 396,998	$ 396,373
Hollywood Park	175,619	150,627	174,849
Calder Race Course	86,438	87,498	87,097
Arlington Park	83,640	80,766	81,275
Hoosier Park	35,444	34,759	38,494
CDSN	11,018	11,018	11,018
Other investments	89,558	77,724	54,373

	898,044	839,390	843,479
Eliminations	(383,176)	(370,178)	(345,968)

	$ 514,868	$ 469,212	$ 497,511

Following is a reconciliation of total EBITDA to net earnings:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Total EBITDA	$ 41,169	$ 32,971	$ 53,566	$ 45,478
Depreciation and amortization	(10,171)	(9,661)	(5,109)	(4,846)
Interest income (expense), net	(3,171)	(4,793)	(1,406)	(2,222)
Provision for income taxes	(11,298)	(7,444)	(19,026)	(15,302)

Net earnings	$ 16,529	$ 11,073	$ 28,025	$ 23,108

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

8.	Significant Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not impact the Company’s results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management anticipates that the adoption of SFAS No. 149 will not have a significant effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not impact the Company’s results of operations or financial position.

CHURCHILL DOWNS INCORPORATED
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2003 and 2002 (Unaudited)
($ in thousands, except per share data)

8.	Significant Accounting Pronouncement (cont’d)

In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption of FIN 45 did not impact the Company’s results of operations or financial position.

January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of FIN 46 did not impact the Company’s results of operations or financial position.

9.	Related Party Transaction

During 2003, the Company was paid $65 by the President and Chief Executive Officer of the Company for repayment of a note receivable to purchase shares of common stock. Notes receivable for common stock was classified in the balance sheet as a reduction of shareholders’ equity at December 31, 2002 and June 30, 2002.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; the impact of interest rate fluctuations; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; the economic environment; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

We own and operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”). We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at eleven simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

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

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, lease income and other sources.

Live racing handle includes patron wagers on live races at our tracks and also wagers made at our facilities on imported simulcast signals during live races. Import simulcasting handle includes wagers on imported signals at our racetracks when our respective tracks are not conducting live races and at our OTBs throughout the year. Export handle includes all patron wagers made on our live racing signals sent to other tracks or OTBs.

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

Legislative Changes

During the 2003 session of the Indiana legislature, legislation was introduced to evenly split the riverboat subsidy between Hoosier Park and Indiana Downs. Additionally, a second bill was introduced, as part of the state budget, which sought to cap the total horse industry share from the riverboat subsidy at $17 million. Both of these bills subsequently failed. Under current Indiana Horse Racing Commission (“IHRC”) rules, which can be changed by the IHRC or by the enactment of legislation, the riverboat subsidy for purses and operating costs will be split evenly during 2003 and 2004 between the two racetracks in Indiana reducing Hoosier Park’s subsidy revenues by approximately $5 million in 2003 compared to 2002.

Indiana Downs is also seeking to receive riverboat subsidies for operating costs for amounts earned in 2002 based on the 2003 ruling, which would evenly split the subsidy between Hoosier Park and Indiana Downs. These riverboat subsidies for operating costs were accrued by Hoosier Park during 2002. The IHRC is expected to act on this allocation during the third quarter of 2003.

In the 2003 session of the Illinois General Assembly, Chicago-area racetracks, including Arlington Park, were unsuccessful in their attempt to pass legislation that would authorize the Illinois Gaming Board to award unlimited gaming to riverboat casinos and allow racetracks to operate slot machines and video lottery terminals. Discussions are ongoing between racetracks, horsemen and riverboat operators, with the goal of introducing a similar bill in the 2004 session of the Illinois General Assembly.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

During January and February when there is no live racing in Illinois, the Illinois Racing Commission (“IRC”) appoints a Thoroughbred racetrack as the host track in Illinois. The IRC appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues compared to the prior period. Arlington Park’s future appointment as the host track is subject to the annual approval by the IRC.

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the three months ended June 30, 2003 and 2002, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park*	Hoosier Park		CDSN
Pari-mutuel wagering:
Live Racing
2003 handle	$ 87,511	$ 93,021	$ 64,560	$ 19,469	$ 3,735		-
2003 no. of days	47	50	51	39	50		-
2002 handle	$ 85,552	$ 98,938	$ 63,985	$ 12,166	$ 4,634		-
2002 no. of days	47	50	50	20	57		-

Export simulcasting**
2003 handle	$ 23,043	$167,417	$ 85,538	$ 13,254	$26,784		$991,099
2003 no. of days	47	50	51	39	50		187
2002 handle	$ 21,878	$181,927	$ 84,636	$ 7,893	$20,243		$819,387
2002 no. of days	47	50	50	20	57		167

Import simulcasting
2003 handle	$ 54,691	$102,039	-	$234,388	$62,926		-
2003 no. of days	259	130	-	1,098	670	-
2002 handle	$ 66,249	$112,200	-	$176,129	$69,259		-
2002 no. of days	277	130	-	925	597		-
Number of OTBs	1	-	-	7	3		-

Totals
2003 handle	$165,245	$362,477	$150,098	$267,111	$93,445		$991,099
2002 handle	$173,679	$393,065	$148,621	$196,188	$94,136		$819,387

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park	Hoosier Park	CDSN
***Pari-mutuel revenues:
2003 Revenues
Live racing	$10,578	$ 8,955	$ 8,700	$ 3,605	$ 372	-
Export simulcasting	1,421	7,811	9,267	1,191	772	$36,486
Import simulcasting	8,253	5,960	-	14,327	11,368	-
Other revenues	4,196	10,668	867	10,295	383	-

Total 2003 Revenues	$24,448	$33,394	$18,834	$29,418	$12,895	$36,486

2002 Revenues
Live racing	$10,887	$ 9,710	$ 8,598	$ 2,247	$ 437	-
Export simulcasting	1,308	8,563	9,260	633	556	$29,410
Import simulcasting	9,307	6,283	-	10,637	12,519	-
Other revenues	4,444	8,957	739	8,803	311	-

Total 2002 Revenues	$25,946	$33,513	$18,597	$22,320	$13,823	$29,410

As a result of the reorganization for internal reporting during 2002, this summary above is now reported on a new basis, which separates our CDSN operations into a separate segment.

*Arlington Park’s seventh OTB opened during June 2003 and the sixth OTB opened during December 2002.

** CDSN export simulcasting includes all interstate handle activity at our live racing segments except Hoosier Park. Hoosier Park export simulcasting includes interstate and intrastate handle activity for Hoosier Park racetrack.

*** Pari-mutuel revenues for live racing, export simulcasting and import simulcasting include commissions from wagering (net of state pari-mutuel taxes) and simulcast host fees. Other revenues includes source market fees from in-home wagering and other statutory racing revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Revenues

Net revenues during the six months ended June 30, 2003 increased $10.7 million from $203.6 million in 2002 to $214.3 million in 2003. Arlington Park revenues increased $7.6 million primarily due to a change in the racing schedule resulting in an additional 19 days of live racing during the first six months of 2003 compared to 2002. Additionally, during January and February when there is no live racing in Illinois, the IRC appoints a Thoroughbred racetrack as the host track in Illinois. The IRC appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues compared to the prior period. Kentucky Operations revenues increased $4.7 million primarily due to record wagering for the Kentucky Derby and Kentucky Oaks and revenues from our new Jockey Club luxury suites for Kentucky Derby and Oaks days. Calder Race Course revenues increased $0.7 million primarily due to one additional day of live racing in 2003 compared to 2002. CDSN revenues increased $7.2 million primarily due to increases in overall interstate export simulcasting activity as well as the additional one day of racing at Calder Race Course, 19 additional live race days at Arlington Park and record wagering on the Kentucky Oaks and Kentucky Derby days. These increases were partially offset by a $4.9 million decrease in Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs. Hoosier Park also had a decrease in pari-mutuel revenues of $0.9 million due to seven fewer live Standardbred race days during 2003 compared to 2002.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses increased $4.6 million from $162.4 million in 2002 to $167.0 million in 2003 primarily due to increased purse expenses of $4.4 million at Arlington Park resulting from increases in host track pari-mutuel revenues and increased number of live race days noted above. Kentucky Operations and Calder Race Course also had increases in purse expenses of a combined $1.9 million consistent with their increases in pari-mutuel revenues. Hoosier Park purse expenses decreased $3.0 million consistent with the decrease in Indiana riverboat admissions subsidy noted above.

Gross Profit

Gross profit increased $6.1 million from $41.2 million in 2002 to $47.3 million in 2003 primarily due to revenue growth during 2003 discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $0.4 million from $17.3 million in 2002 to $16.9 million in 2003 primarily as a result of a decrease in legislative costs for our Kentucky Operations which were incurred during 2002 related to legislative alternative gaming initiatives.

Other Income and Expense

Interest expense decreased $1.7 million from $5.0 million in 2002 to $3.3 million in 2003 due to lower interest rates and the use of available cash to pay down our line of credit.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Provision

Our income tax provision increased $3.9 million as a result of an increase in pre-tax earnings and an increase in our currently estimated effective income tax rate from 40.2% in 2002 to 40.6% in 2003.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenues

Net revenues during the three months ended June 30, 2003 increased $7.9 million from $172.6 million in 2002 to $180.5 million in 2003. Arlington Park revenues increased $3.3 million resulting from an additional 19 days of live racing due to the racing calendar starting earlier in the year. Calder Race Course had an increase of $0.6 million in revenues primarily due to one additional day of live racing in 2003 compared to 2002. Kentucky Operation revenues also increased $5.4 million as a result of record wagering for the Kentucky Derby and Kentucky Oaks and revenues from our new Jockey Club luxury suites for Kentucky Derby and Oaks days. CDSN revenues increased $7.1 million primarily due to increases in overall interstate export simulcasting activity as well as the additional one day of racing at Calder Race Course, 19 additional live race days at Arlington Park and record wagering on the Kentucky Oaks and Kentucky Derby days. These increases were partially offset by a $2.7 million decrease in Indiana riverboat admissions subsidy at Hoosier Park resulting from legislative changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs. Hoosier Park also had a decrease in pari-mutuel revenues of $0.8 million due to 14 fewer live Standardbred race days during the second quarter of 2003 compared to 2002.

Operating Expenses

Operating expenses increased $0.7 million from $122.7 million in 2002 to $123.4 million in 2003 primarily due to increased expenses at Calder Race Course and Arlington Park resulting from the increased number of live racing days noted above. Kentucky Operations also had increases in operating expenses of $2.1 million consistent with the increases in pari-mutuel revenues. Hoosier Park operating expenses decreased $2.3 million consistent with the decrease in Indiana riverboat admissions subsidy and 14 fewer live racing days during the second quarter of 2003 compared to 2002.

Gross Profit

Gross profit increased $7.2 million from $49.9 million in 2002 to $57.1 million in 2003 primarily due to increased revenues for the three months ended June 30, 2003 discussed above. These increases were partially offset by a decrease of $1.3 million in Indiana riverboat admissions subsidy, net of purse expenses, as discussed.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

SG&A expenses decreased slightly by $0.1 million primarily as a result of a decrease in legislative alternative gaming initiative costs.

Other Income and Expense

Interest expense decreased $0.8 million in 2003 due to lower interest rates and the use of available cash to pay down our line of credit.

Income Tax Provision

Our income tax provision increased $3.7 million as a result of an increase in pre-tax earnings and an increase in our currently estimated effective income tax rate from 39.8% in 2002 to 40.4% in 2003.

Significant Changes in the Balance Sheet June 30, 2003 to December 31, 2002

Restricted cash increased $10.9 million due to the timing of the Hollywood Park and Hoosier Park live meets. Hollywood Park and Hoosier Park’s increases of $12.4 million and $1.7 million, respectively, were offset by a decrease of $3.1 million at Arlington Park for restricted cash balances previously held for the 2002 Breeders’ Cup Championship. Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards.

Accounts receivable balances increased by $11.3 million in 2003 primarily due to the timing of payments received related to the 2003 live meets for Kentucky Operations, Arlington Park and Hollywood Park with increases in accounts receivable balances of $6.1 million, $3.8 million and $4.4 million, respectively. Hoosier Park also had an increase of $1.0 million and Calder Race Course had a decrease of $4.4 million due to timing of collections.

Net plant and equipment increased $9.3 million primarily as a result of capital expenditures of $12.1 million related to the renovation plan to restore and modernize key areas at our Churchill Downs racetrack facility, referred to as our “Master Plan”. Additional increases were due to routine capital spending at our operating units offset by depreciation of $10.0 million.

Accounts payable increased $33.2 million primarily due to the timing of payments for horsemen accounts, purses payable and other expenses related to the operation of live racing at Arlington Park, Kentucky Operations, Hollywood Park and Hoosier Park.

Dividends payable decreased $6.6 million at June 30, 2003 due to the payment of dividends in the first quarter of 2003.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred revenue decreased $7.2 million at June 30, 2003, primarily due to the significant amount of admissions and seat revenue that was received prior to December 31, 2002 recognized as income in May 2003 for the Kentucky Derby and Kentucky Oaks race days.

Significant Changes in the Balance Sheet June 30, 2003 to June 30, 2002

Accounts receivable balances increased by $9.4 million due to the timing of payments related to Kentucky Operations and Hollywood Park’s live race meets as well as the timing of payments for Hoosier Park’s Indiana riverboat admissions subsidy. Additionally, Kentucky Operations accounts receivable increased $3.2 million for the licensing of our new Jockey Club luxury suites.

Net plant and equipment increased $9.0 million primarily as a result of capital expenditures related to the Master Plan. Additional increases were due to routine capital spending at our operating units offset by depreciation expense.

Accounts payable decreased $10.6 million primarily due to decreases in purses payable at Arlington Park and Hoosier Park resulting from changes in racing schedules. Kentucky Operation purses payable increased as a result of increased handle.

Liquidity and Capital Resources

Cash flows provided by operations were $44.2 million and $41.4 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by operations increased slightly as compared to 2002 consistent with results from operations offset by timing of accounts receivable collections.

Cash flows used in investing activities were $19.1 million and $8.8 million for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 we used $12.1 million in cash for the Master Plan renovation of our Churchill Downs racetrack. We are planning capital expenditures, including $15.5 million for the completion of the first phase and $24.9 million for the second phase of our Master Plan renovation, of approximately $53.0 million in 2003.

Cash flows used in financing activities were $12.6 million and $21.8 million for the six months ended June 30, 2003 and 2002, respectively, reflecting the use of cash flows from operations to minimize net borrowings on our debt facilities.

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $113.2 million was outstanding at June 30, 2003. Both debt facilities are collateralized by substantially all of our assets. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The interest rate on our senior notes is equal to LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth. We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Significant Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not impact our results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management anticipates that the adoption of SFAS No. 149 will not have a significant effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not impact our results of operations or financial position.

CHURCHILL DOWNS INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption of FIN 45 did not impact our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of FIN 46 did not impact our results of operations or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, we had $113.2 million of debt outstanding under our senior notes and revolving loan facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.1 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions during March 2003. Under terms of these contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on a notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the floating rate debt described in Note 3 in this report. Assuming the June 30, 2003, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) “ In June of 2003, the shareholders of the Company approved an amendment to the articles of incorporation of the Company eliminating cumulative voting for the election of directors of the Company. The effect of this amendment is that common shareholders of the Company will no longer have the right to vote their shares cumulatively for the election of directors.”

ITEM 3.	Defaults Upon Senior Securities

Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders
The registrant’s 2003 Annual Meeting of Shareholders was held on June 19, 2003. Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class I Director	Votes For	Votes Withheld
Leonard S. Coleman, Jr.	11,882,258	225,848
Craig J. Duchossois	11,094,668	1,013,438
G. Watts Humphrey, Jr.	11,794,459	313,647
Dennis D. Swanson	11,099,851	1,008,255

A proposal (Proposal No. 2) to approve the Churchill Downs Incorporated 2003 Stock Option Plan was approved by a vote of the majority of the shares of the registrant’s common stock represented at the meeting: 11,399,838 shares were voted in favor of the proposal; 559,958 shares were voted against; and 148,308 shares abstained.

A proposal (Proposal No. 3) to approve the amendments to the Company’s Articles of Incorporation to eliminate cumulative voting for the election of directors of the Company was approved by a vote of the majority of the shares of the registrant’s common stock represented at the meeting: 7,563,074 shares were voted in favor of the proposal; 1,152,967 shares were voted against; 3,357,618 shares were broker non-votes; and 34,447 shares abstained.

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders (cont'd)

A proposal (Proposal No. 4) to approve the minutes of the 2002 Annual Meeting of Shareholders’ was approved by a vote of the majority of the shares of the registrant’s common stock represented at the meeting: 11,124,593 shares were voted in favor of the proposal; 945,382 shares were voted against; and 38,120 shares abstained.

The total number of shares of common stock outstanding as of April 23, 2003, the record date of the Annual Meeting of Shareholders, was 13,168,489.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits
See exhibit index.
B.	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission
(1) Churchill Downs Incorporated filed a Current Report on Form 8-K dated May 7, 2003, under Item 5, “Other Events”, attaching our first quarter 2003 earnings release dated May 6, 2003, which was amended by a Current Report on Form 8-K/A dated May 14, 2003, under Item 9, “Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition)", furnishing our first quarter 2003 earnings release dated May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003	CHURCHILL DOWNS INCORPORATED BY: /s/Thomas H. Meeker —————————————— Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

August 13, 2003	BY: /s/Michael E. Miller —————————————— Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Numbers	Description	By Reference To
3(a)	Articles of Amendment to the Articles of Incorporation of Churchill Downs Incorporated dated July 18, 2003	Report on Form 10-Q for the fiscal quarter ended June 30, 2003
3(b)	Articles of Incorporation of Churchill Downs Incorporated as amended through July 18, 2003	Report on Form 10-Q for the fiscal quarter ended June 30, 2003
4(a)	$100,000,000 Churchill Downs Incorporated Note Purchase Agreement for Floating Rate Senior Secured Notes, dated as of April 3, 2003	Exhibit 4(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003
10(a)	Credit Agreement among Churchill Downs Incorporated, the guarantors party hereto, the Lenders party hereto and Bank One, Kentucky, NA, a national banking association, as agent, dated April 3, 2003.	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003
10(b)	Churchill Downs Incorporated 2003 Stock Option Plan	Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)
99.31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2003
99.31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2003
99.32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2003