Form 10-Q
period 2003-09-30
CHURCHILL DOWNS INC
filed 2003-11-13
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of registrant’s common stock at November 12, 2003 was 13,230,436 shares.

1

CHURCHILL DOWNS INCORPORATED
I N D E X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
ASSETS	September 30, 2003 (unaudited)	December 31, 2002	September 30, 2002 (unaudited)
Current assets:
Cash and cash equivalents	$ 17,524	$ 14,662	$ 15,575
Restricted cash	2,883	3,247	3,755
Accounts receivable, net	36,134	34,435	25,153
Deferred income taxes	2,584	2,159	1,734
Other current assets	7,397	5,988	6,107

Total current assets	66,522	60,491	52,324

Other assets	14,761	10,606	11,456
Plant and equipment, net	349,341	338,381	341,127
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,222	7,495	7,587

	$ 490,085	$ 469,212	$ 464,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 34,131	$ 31,189	$ 34,595
Accrued expenses	31,710	31,782	34,535
Dividends payable	-	6,578	-
Income taxes payable	12,650	727	465
Deferred revenue	9,738	14,876	3,149
Long-term debt, current portion	515	508	471

Total current liabilities	88,744	85,660	73,215

Long-term debt, due after one year	114,438	122,840	123,922
Other liabilities	13,803	12,603	13,748
Deferred income taxes	13,099	13,112	15,115

Total liabilities	230,084	234,215	226,000

Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,199 shares September 30, 2003,
13,157 shares December 31, 2002, and 13,135 shares September 30, 2002	127,193	126,043	125,574
Retained earnings	133,653	109,241	113,832
Accumulated other comprehensive loss	(845)	(222)	(608)
Note receivable for common stock	-	(65)	(65)

	260,001	234,997	238,733

	$ 490,085	$ 469,212	$ 464,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS for the nine and three months ended September 30, 2003 and 2002 (Unaudited) (In thousands, except per share data)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net revenues	$ 331,810	$ 329,186	$ 117,525	$ 125,587
Operating expenses	262,338	263,994	95,371	101,564

Gross profit	69,472	65,192	22,154	24,023

Selling, general and administrative expenses	25,429	25,580	8,556	8,312

Operating income	44,043	39,612	13,598	15,711

Other income (expense):
Interest income	1,196	254	1,061	80
Interest expense	(4,716)	(6,946)	(1,410)	(1,979)
Miscellaneous, net	575	(1,177)	22	(586)

	(2,945)	(7,869)	(327)	(2,485)

Earnings before provision for income taxes	41,098	31,743	13,271	13,226

Provision for income taxes	(16,686)	(12,761)	(5,388)	(5,317)

Net earnings	$ 24,412	$ 18,982	$ 7,883	$ 7,909

Net earnings per common share data:
Basic	$1.85	$1.45	$0.60	$0.60
Diluted	$1.82	$1.42	$0.59	$0.59
Weighted average shares outstanding:
Basic	13,175	13,115	13,192	13,126
Diluted	13,377	13,342	13,396	13,351
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended September 30, (Unaudited) (in thousands)
	2003	2002

Cash flows from operating activities:
Net earnings	$ 24,412	$ 18,982
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	15,315	14,613
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Restricted cash	364	6,950
Accounts receivable	(1,699)	6,022
Other current assets	(1,409)	(4,079)
Accounts payable	5,743	(6,047)
Accrued expenses	(1,120)	5,384
Income taxes payable	11,923	(506)
Deferred revenue	(5,138)	(11,092)
Other assets and liabilities	(1,197)	2,612

Net cash provided by operating activities	47,194	32,839

Cash flows from investing activities:
Additions to plant and equipment, net	(25,440)	(16,048)

Net cash used in investing activities	(25,440)	(16,048)

Cash flows from financing activities:
Decrease in long-term debt, net	(395)	(1,087)
Repayments of revolving loan facility for refinancing	(120,929)	-
Proceeds from senior notes, net of expenses	98,229	-
Borrowings on bank line of credit	253,881	205,360
Repayments of bank line of credit	(240,952)	(213,228)
Change in book overdraft	(3,363)	(2,098)
Proceeds from note receivable for common stock	65	-
Payment of dividends	(6,578)	(6,549)
Common stock issued	1,150	824

Net cash used in financing activities	(18,892)	(16,778)

Net increase in cash and cash equivalents	2,862	13
Cash and cash equivalents, beginning of period	14,662	15,562

Cash and cash equivalents, end of period	$ 17,524	$ 15,575

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,768	$ 6,527
Income taxes	$ 4,689	$ 13,267
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$ 562	-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
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

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation" the Company's net earnings and net earnings per common share for the nine and three months ended September 30, 2003 and 2002 would approximate the pro forma amounts presented below:

	Nine Months Ended September 30,
	2003	2002
Net earnings	$ 24,412	$ 18,982
Pro forma stock-based compensation expense, net of tax benefit	(1,550)	(1,253)

Pro forma net earnings	$ 22,862	$ 17,729

Pro forma net earnings per common share:
Basic	$1.74	$1.35
Diluted	$1.71	$1.33

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
2.	Stock-Based Compensation (cont'd)
	Three Monthhs Ended September 30,
	2003	2002
Net earnings	$ 7,883	$ 7,909
Pro forma stock-based compensation expense, net of tax benefit	(628)	(556)

Pro forma net earnings	$ 7,255	$ 7,353

Pro forma net earnings per common share:
Basic	$0.55	$0.56
Diluted	$0.54	$0.55

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

3.	Long-Term Debt

Long-term debt is as follows:	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
$250 million revolving credit facility	$ -	$116,000	$116,888
$100 million variable rate senior notes	100,000	-	-
$200 million revolving credit facility	8,000	-	-
Other notes payable	6,953	7,348	7,505

Total long-term debt	$114,953	$123,348	$124,393

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by the Company with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The interest rate on the Company’s senior notes is equal to three month LIBOR plus 155 basis points. The weighted average interest rate on these outstanding borrowings was 2.64% and 2.61% at September 30, 2003 and 2002, respectively. These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 4. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. The Company repaid its previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
4.	Financial Instruments
In order to mitigate a portion of the market risk on variable rate debt, the Company entered into interest rate swap contracts with major financial institutions in March 2003. Under terms of these contracts we receive a three-month LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the variable rate debt described in Note 3. We also received a three-month LIBOR based variable interest rate of 1.10% during the three months ended September 30, 2003. The interest rate paid on the contracts is determined based on LIBOR on the last day of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt. These contracts mature in March 2008.

The Company also had two interest rate swaps in effect at September 30, 2002 on which the Company received a LIBOR-based variable rate and paid a fixed interest rate. Terms of the swaps were as follows:

Notional Amount	Termination Date	Fixed Rate
$30 million	November 2002	6.40%
$35 million	March 2003	7.015%

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that were recorded in other comprehensive earnings will be reclassified into net earnings as interest expense, net in the periods in which the related variable interest is paid.
Comprehensive earnings consist of the following:
	Nine months ended September 30,
	2003	2002
Net Earnings	$24,412	$18,982
Cash flow hedging (net of related tax benefit of $425 in 2003 and tax provision of $1,077 in 2002)	(623)	1,692

Comprehensive earnings	$23,789	$20,674

	Three months ended September 30,
	2003	2002
Net Earnings	$7,883	$7,909
Cash flow hedging (net of related tax provision of $460 in 2003 and $288 in 2002)	672	453

Comprehensive earnings	$8,555	$ 8,362

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
5.	Earnings Per Share
The following is a reconciliation of the numerator and denominator of the earnings per common share computations:
	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:	$24,412	$18,982	$ 7,883	$ 7,909

Denominator for weighted average shares
of common stock outstanding per share:
Basic	13,175	13,115	13,192	13,126
Plus dilutive effect of stock options	202	227	204	225

Diluted	13,377	13,342	13,396	13,351

Earnings per common share:
Basic	$ 1.85	$ 1.45	$ 0.60	$ 0.60
Diluted	$ 1.82	$ 1.42	$ 0.59	$ 0.59

Options to purchase 172 and 4 shares for the periods ended September 30, 2003 and 2002, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

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

Effective January 1, 2002, a portion of the goodwill arising from the Company’s previous acquisitions was reassigned to the new Churchill Downs Simulcast Network (“CDSN”) segment using a relative fair value allocation approach. There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at September 30, 2003 and 2002 for Kentucky Operations, Calder Racecourse and CDSN was $4.8 million, $36.4 million and $11.0 million, respectively.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
6.	Goodwill and Other Intangible Assets (cont’d)
The Company’s other intangible assets are comprised of the following:

	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
Illinois Horse Race Equity fund	$ 3,307	$ 3,307	$ 3,307
Arlington Park trademarks	494	494	494
Indiana racing license	2,085	2,085	2,085
Other intangible assets	3,296	3,296	3,296

	9,182	9,182	9,182
Accumulated amortization	(1,960)	(1,687)	(1,595)

	$ 7,222	$ 7,495	$ 7,587

Other intangible assets with indefinite useful lives total $3.8 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger in September 2000.

Other intangible assets, which are being amortized, are recorded at approximately $3.4 million at September 30, 2003, which is net of accumulated amortization of $2.0 million. Amortization expense for other intangibles of approximately $273 and $274 for the nine months ended September 30, 2003 and 2002, respectively, is classified in operating expenses.
Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:

Estimated Amortization Expense
2003	365
2004	167
2005	167
2006	167
2007	167

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
7.	Segment Information
The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Racecourse; (4) Arlington Park and its seven OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the principal simulcast product provider of the Company; and (7) other investments, including Charlson Broadcast Technologies LLC (“CBT”) and the Company’s other various equity interests which are not material. Intercompany net revenues are generated from transactions with other operating segments primarily for activity between CDSN and our racetracks for the purchase of racing signals. Eliminations include the elimination of CDSN activity, management fees and other intersegment transactions.

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

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
7.	Segment Information (cont'd)
The table below presents information about reported segments for the nine months and three months ended September 30, 2003 and 2002:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net revenues from external customers:
Kentucky Operations	$ 71,651	$ 70,886	$ 13,799	$ 14,879
Hollywood Park	56,060	58,769	14,295	16,552
Arlington Park	67,917	61,467	33,870	35,050
Calder Race Course	42,721	43,407	22,733	23,734
Hoosier Park	31,170	41,176	10,719	14,547
CDSN	58,742	50,373	20,754	19,631

Total racing operations	328,261	326,078	116,170	124,393
Other investments	2,548	2,251	1,295	1,147
Corporate revenues	1,001	857	60	47

	$ 331,810	$ 329,186	$ 117,525	$ 125,587

Intercompany net revenues:
Kentucky Operations	$ 20,517	$ 16,860	$ 4,288	$ 3,516
Hollywood Park	8,951	8,392	2,045	2,122
Arlington Park	8,667	7,209	5,935	5,992
Calder Race Course	7,801	7,285	4,216	4,133
Hoosier Park	89	111	52	77

Total racing operations	46,025	39,857	16,536	15,840
Other investments	1,468	1,571	569	695
Corporate expenses	765	1,103	213	302
Eliminations	(48,258)	(42,531)	(17,318)	(16,837)

	$ -	$ -	$ -	$ -

EBITDA:
Kentucky Operations	$ 20,642	$ 17,754	$ (2,628)	$ (1,946)
Hollywood Park	7,513	8,577	174	1,771
Arlington Park	11,433	6,552	10,475	9,040
Calder Race Course	7,584	7,137	6,122	6,318
Hoosier Park	1,872	5,854	653	1,976
CDSN	14,423	12,036	5,060	4,531

Total racing operations	63,467	57,910	19,856	21,690
Other investments	1,076	(300)	610	52
Corporate expenses	(4,610)	(4,500)	(1,702)	(1,665)
Eliminations	-	(62)	-	-

	$ 59,933	$ 53,048	$ 18,764	$ 20,077

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
7.	Segment Information (cont'd)
	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
Total assets:
Kentucky Operations	$ 413,767	$ 396,998	$ 388,879
Hollywood Park	144,199	150,627	148,437
Arlington Park	90,583	80,766	84,959
Calder Race Course	85,007	87,498	85,370
Hoosier Park	39,710	34,759	37,798
CDSN	11,018	11,018	11,018
Other investments	86,961	77,724	54,400

	871,245	839,390	810,861
Eliminations	(381,160)	(370,178)	(346,128)

	$ 490,085	$ 469,212	$ 464,733

Following is a reconciliation of total EBITDA to net earnings:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Total EBITDA	$ 59,933	$ 53,048	$ 18,764	$ 20,077
Depreciation and amortization	(15,315)	(14,613)	(5,144)	(4,952)
Interest income (expense), net	(3,520)	(6,692)	(349)	(1,899)
Provision for income taxes	(16,686)	(12,761)	(5,388)	(5,317)

Net earnings	$ 24,412	$ 18,982	$ 7,883	$ 7,909

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. Adoption of SFAS No. 149 did not impact the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of FASB No. 150 for the first fiscal period beginning after December 15, 2003. Adoption of SFAS No. 150 is not expected to impact the Company’s results of operations or financial position.

CHURCHILL DOWNS INCORPORATED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the nine months ended September 30, 2003 and 2002 (Unaudited) ($ in thousands, except per share data)
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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The effective date for variable interest entities created or acquired prior to February 1, 2003 has been deferred to December 15, 2003. Adoption of FIN 46 is not expected to impact the Company’s results of operations or financial position.

9.	Related Party Transaction
During 2003, the Company was paid $65 by the President and Chief Executive Officer of the Company for repayment of a note receivable to purchase shares of common stock. Notes receivable for common stock was classified in the balance sheet as a reduction of shareholders’ equity at December 31, 2002 and September 30, 2002.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

The Churchill Downs Simulcast Network (“CDSN”) segment was developed in 2002 to focus on the distribution of the Company’s simulcast signal. CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Our revenues and earnings are significantly influenced by our live racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s Form 10-K for the period ended December 31, 2002.

Our business can be impacted positively and negatively by legislative changes and from alternative gaming competition. Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting standards.

For our business insurance renewal effective March 1, 2002, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2003 business insurance renewals included substantially the same coverages and retentions as the 2002 renewal. Based on our historical loss experience, management does not anticipate that this increased risk assumption will materially impact our results of operations. Our ability to obtain insurance coverage at acceptable costs in 2004 under terms and conditions comparable to the current year is uncertain.

During December 2002, we reduced the carrying value of the buildings, equipment and furniture and fixtures of Ellis Park to reflect their estimated fair value in a divestiture transaction. Should a transaction not be completed at the currently estimated sales price, an additional write down of these assets could occur. Management will reassess the carrying value of Ellis Park during the three months ended December 31, 2003.

Legislative and Regulatory Changes

During the third quarter of 2003 the Indiana Horse Racing Commission (“IHRC”) finalized decisions regarding riverboat subsidies. First the IHRC ruled that funds available to cover operating costs for 2002 for the two Indiana racetracks, Hoosier Park and Indiana Downs, will be split on the basis of purses generated by each racetrack. The IHRC also ruled that an additional 2002 supplemental riverboat subsidy, received in the third quarter of 2003, should be allocated as follows: one-half between the two Indiana racetracks on the basis of purses generated, and the remaining one-half allocated equally between the two Indiana racetracks. These riverboat subsidy revenues were accrued by Hoosier Park during 2002. On October 24, 2003 Indiana Downs filed a petition requesting a court to review the IHRC decision regarding the 2002 subsidy revenues. Indiana Downs maintains the full supplemental payment should be allocated equally between the two Indiana racetracks. Hoosier Park is a respondent in the court proceeding, and it supports the IHRC ruling. At this time, the outcome of the court proceedings is unknown, however, this could result in a reduction of $0.7 million in riverboat subsidy revenues for Hoosier Park if the courts rule in favor of Indiana Downs.

Second the IHRC ruled that effective January 1, 2004 and thereafter the riverboat subsidy for purses and operating costs are to be split evenly between the two Indiana racetracks, which can be changed by the IHRC or by the enactment of legislation. This ruling is consistent with the earlier

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ruling to evenly split the 2003 riverboat subsidy revenues between the two racetracks in Indiana reducing Hoosier Park’s subsidy revenues, net of purse expenses, by approximately $5 million in 2003 compared to 2002.

During January and February when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) appoints a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues compared to the prior period. The IRB also appointed Arlington Park as the host track in Illinois for January and February 2004, which will result in an additional 18 host days at Arlington Park during 2004. Arlington Park’s future appointment as the host track is subject to the annual appointment by the IRB.

A bill was filed in the 2003 session of the Illinois legislature, which would eliminate the statutory right of Arlington Park and the other Illinois racetracks to recapture amounts from their purse accounts. Since 2000, the Illinois General Assembly has appropriated money to reimburse each racetrack’s purse account for the amounts not recaptured from horsemen through reductions in future purses, however, the appropriation was vetoed by Illinois’s governor during 2002 and the General Assembly did not make the appropriations in 2003. Illinois horsemen unsuccessfully petitioned the IRB to prevent the tracks from recapturing purse amounts in any year where Illinois does not appropriate funds for reimbursement. Subsequently, the Illinois horsemen have filed a lawsuit against the IRB and the Illinois racetracks, including Arlington Park, challenging the recapture of purse account amounts. We have elected to continue to recapture amounts while litigation is pending absent a corresponding reimbursement from the State of Illinois.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the nine months ended September 30, 2003 and 2002, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park*	Hoosier Park	CDSN
Pari-mutuel wagering:
Live Racing
2003 handle	$108,086	$120,463	$135,942	$ 58,183	$ 5,818	-
2003 no. of days	93	65	113	104	73	-
2002 handle	$108,620	$127,199	$140,672	$ 52,803	$ 9,732	-
2002 no. of days	93	65	113	86	115	-

Export simulcasting**
2003 handle	$ 36,957	$233,604	$185,945	$ 36,800	$ 54,324	$1,635,515
2003 no. of days	93	65	113	104	73	375
2002 handle	$ 34,730	$247,607	$187,115	$ 36,235	$ 56,344	$1,442,007
2002 no. of days	93	65	113	86	115	357

Import simulcasting
2003 handle	$ 83,633	$164,705	-	$384,684	$ 91,782	-
2003 no. of days	364	205	-	1,742	1,012	-
2002 handle	$ 99,074	$176,902	-	$331,973	$100,581	-
2002 no. of days	379	208	-	1,365	909	-
Number of OTBs	1	-	-	7	3	-

Totals
2003 handle	$228,676	$518,772	$321,887	$479,667	$151,924	$1,635,515
2002 handle	$242,424	$551,708	$327,787	$421,011	$166,657	$1,442,007

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park	Hoosier Park	CDSN
***Pari-mutuel revenues:
2003 Revenues
Live racing	$13,107	$11,744	$18,470	$10,680	$ 613	-
Export simulcasting	2,565	10,092	20,584	3,291	1,591	$56,699
Import simulcasting	12,303	8,392	-	29,384	16,623	-
Other revenues	8,140	13,866	2,034	13,638	660	-

Total 2003 Revenues	$36,115	$44,094	$41,088	$56,993	$19,487	$56,699

2002 Revenues
Live racing	$13,490	$12,900	$19,206	$ 9,741	$ 972	-
Export simulcasting	2,279	11,306	20,991	3,032	1,584	$48,599
Import simulcasting	14,090	8,674	-	26,002	18,427	-
Other revenues	8,542	12,798	1,579	12,722	428	-

Total 2002 Revenues	$38,401	$45,678	$41,776	$51,497	$21,411	$48,599

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

Recent General Developments

During the third quarter of 2003, Arlington Park recorded a receivable for an Illinois real estate tax settlement agreed to during the quarter. The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million and is reflected as a reduction in operating expenses and $1.0 million in earned interest income at statutory rates. We expect to finalize the settlement during the fourth quarter of 2003. The receivable bears interest at a statutory rate.

Also during the third quarter of 2003, Arlington Park recorded an expense of $1.0 million related to the purse account reflecting the estimated impact of recovering the 2002 purse recapture over an extended period, rather than an immediate total recovery, as allowed by statute.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We expect the ongoing renovations at our Kentucky Operations to impair our ability to achieve comparable attendance and wagering results during our Churchill Downs Fall Meet and the Churchill Downs clubhouse facility will remain closed for renovations until 2005.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenues

Net revenues during the nine months ended September 30, 2003 increased $2.6 million from $329.2 million in 2002 to $331.8 million in 2003. Arlington Park revenues increased $7.9 million primarily due to a change in the racing schedule which resulted in an additional 18 days of live racing during the first nine months of 2003 compared to 2002. Additionally, during January and February when there is no live racing in Illinois, the IRC appoints a Thoroughbred racetrack as the host track in Illinois. The IRC appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues compared to the prior period. Kentucky Operations revenues increased $4.4 million primarily due to record wagering for the Kentucky Derby and Kentucky Oaks and revenues from our new Jockey Club luxury suites for Kentucky Derby and Oaks days. CDSN revenues increased $8.4 million primarily due to increases in overall interstate export simulcasting activity, 18 additional live race days at Arlington Park and record wagering on the Kentucky Oaks and Kentucky Derby days. These increases were partially offset by a $7.4 million decrease in Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs. Hoosier Park also had a decrease in pari-mutuel revenues of $1.9 million due to 42 fewer live Standardbred race days during 2003 compared to 2002. Net revenues increased less than the sum of the segment variances described above due to increases in intercompany eliminations of $5.7 million resulting from the increased CDSN simulcasting activity.

Operating Expenses

Operating expenses decreased $1.7 million from $264.0 million in 2002 to $262.3 million in 2003 primarily due to decreased purse expenses of $4.7 million at Hoosier Park consistent with the decrease in Indiana riverboat admissions subsidy noted above. Other direct racing expenses at Hoosier Park decreased $1.5 million primarily due to fewer days of racing. Kentucky Operations and Arlington Park also had increases in purse expenses of a combined $5.5 million consistent with their increases in pari-mutuel revenues. Arlington Park also had a decrease in operating expenses of $0.8 million due to an accrual for the agreed upon settlement of a claim for prior years’ real estate taxes offset by increased racing expenses related to 18 additional live race days as well as the present value expense for a purse overpayment.

Gross Profit

Gross profit increased $4.3 million from $65.2 million in 2002 to $69.5 million in 2003 primarily due to revenue growth during 2003 discussed above.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $0.2 million from $25.6 million in 2002 to $25.4 million in 2003 primarily as a result of a decrease in legislative costs for our Kentucky Operations which were incurred during 2002 related to legislative alternative gaming initiatives. Overall cost management efforts to contain general and administrative costs resulted in additional decreased costs at our Kentucky Operations.

Other Income and Expense

Interest income increased $0.9 million due to the interest component for the settlement of a claim for prior years’ real estate taxes noted above.

Interest expense decreased $2.2 million from $6.9 million in 2002 to $4.7 million in 2003 due to the lower interest rate environment and the use of available cash to pay down our line of credit.

Income Tax Provision

Our income tax provision increased $3.9 million as a result of an increase in pre-tax earnings and an increase in our currently estimated effective income tax rate from 40.2% in 2002 to 40.6% in 2003.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenues

Net revenues during the three months ended September 30, 2003 decreased $8.1 million from $125.6 million in 2002 to $117.5 million in 2003. Arlington Park revenues decreased $1.2 million and Calder Race Course revenues decreased $0.9 million both resulting primarily from one less day of live racing during the third quarter of 2003 compared to 2002. Hollywood Park revenues decreased $2.3 million primarily due to decreased attendance and pari-mutuel wagering. Hoosier Park had a decrease of $3.9 million primarily due to the decrease in Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes as well as a decrease in pari-mutuel revenues due to 35 fewer live Standardbred race days during the third quarter of 2003 compared to 2002. CDSN revenues increased $1.1 million primarily due to increases in overall interstate export simulcasting activity at our Kentucky Operations and Calder Race Course.

Operating Expenses

Operating expenses decreased $6.2 million from $101.6 million in 2002 to $95.4 million in 2003 primarily due to decreased expenses at Calder Race Course, Arlington Park and Hollywood Park resulting from the decreased number of live racing days, attendance and pari-mutuel wagering

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

noted above. Arlington Park also had a decrease in operating expenses of $3.1 million due to a settlement of a claim for prior years’ real estate taxes partially offset by a $1.0 million expense related to the purse overpayment position. Hoosier Park operating expenses decreased $2.6 million consistent with the decrease in Indiana riverboat admissions subsidy and 35 fewer live racing days during the third quarter of 2003 compared to 2002.

Gross Profit

Gross profit decreased $1.8 million from $24.0 million in 2002 to $22.2 million in 2003 primarily due to decreased revenues for the three months ended September 30, 2003 discussed above. This decrease includes a decrease of $1.1 million in Indiana riverboat admissions subsidy, net of purse expenses.

Selling, General and Administrative Expenses

SG&A expenses decreased slightly by $0.2 million primarily as a result of cost management efforts to contain costs.

Other Income and Expense

Interest income increased $1.0 million due to the interest component for the settlement of a claim for prior years’ real estate taxes noted above.

Interest expense decreased $0.6 million in 2003 due to the lower interest rate environment and the use of available cash to pay down our line of credit.

Income Tax Provision

Our income tax provision increased slightly by $0.1 million as a result of an increase in our currently estimated effective income tax rate from 40.2% in 2002 to 40.6% in 2003.

Significant Changes in the Balance Sheet September 30, 2003 to December 31, 2002

Net plant and equipment increased $11.0 million primarily as a result of capital expenditures of $15.6 million related to the renovation plan to restore and modernize key areas at our Churchill Downs racetrack facility, referred to as our “Master Plan”. Additional increases were due to routine capital spending at our operating units offset by depreciation of $15.0 million.

Dividends payable decreased $6.6 million at September 30, 2003 due to the payment of dividends in the first quarter of 2003.

Income taxes payable increased $11.9 million due to the delayed timing of estimated federal income taxes to be paid in 2003.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Deferred revenue decreased $5.1 million at September 30, 2003, primarily due to the significant amount of admissions and seat revenue that was received prior to December 31, 2002 and recognized as income in May 2003 for the Kentucky Derby and Kentucky Oaks race days.

The long-term debt decrease of $8.4 million was a result of the use of current cash flows to reduce borrowings under our revolving line of credit since December 31, 2002.

Significant Changes in the Balance Sheet September 30, 2003 to September 30, 2002

Accounts receivable balances increased by $11.0 million due to the timing of $3.8 million in payments for Hoosier Park’s Indiana riverboat admissions subsidy and $2.1 million related to the short-term portion of Arlington Park’s real estate taxes receivable. Additionally, Kentucky Operations accounts receivable increased $2.4 million for the licensing of our new Jockey Club luxury suites and $2.7 million due to the timing of invoicing for the 2004 Kentucky Derby and Kentucky Oaks.

Net plant and equipment increased $8.2 million primarily as a result of capital expenditures related to the Churchill Downs Racetrack Master Plan. Additional increases were due to routine capital spending at our operating units offset by depreciation expense.

Income taxes payable increased $12.2 million due to the timing of federal income taxes paid during 2002 compared to 2003.

Deferred revenue increased $6.6 million at September 30, 2003, primarily due to the timing of Kentucky Operations invoicing for the 2004 Kentucky Derby and Kentucky Oaks resulting in an increase of $2.7 million and $3.6 million for the licensing of our new Jockey Club luxury suites.

The long-term debt decrease of $9.5 million was a result of the use of current cash flows to reduce borrowings under our revolving line of credit since September 30, 2002.

Liquidity and Capital Resources

Cash flows provided by operations were $47.2 million and $32.8 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by operations increased as compared to 2002 consistent with our results from operations and the timing of our federal income tax payments.

Cash flows used in investing activities were $25.4 million and $16.0 million for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 we used $15.6 million in cash for the Master Plan renovation of our Churchill Downs racetrack. We are planning capital expenditures, including $14.5 million for the completion of the first phase and $24.0 million for the second phase of our Master Plan renovation, of approximately $53.2 million in 2003.

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cash flows used in financing activities were $18.9 million and $16.8 million for the nine months ended September 30, 2003 and 2002, respectively, reflecting the use of cash flows from operations to minimize net borrowings on our debt facilities.

During April 2003, we refinanced our $250 million revolving credit facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $108.0 million was outstanding in total at September 30, 2003. Both debt facilities are collateralized by substantially all of our assets. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by the Company’s leverage ratio. The interest rate on our senior notes is equal to three-month LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in

CHURCHILL DOWNS INCORPORATED
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. Adoption of SFAS No. 149 did not impact our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. Adoption of SFAS No. 150 is not expected to impact our results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The effective date for variable interest entities created or acquired prior to February 1, 2003 has been deferred to December 15, 2003. Adoption of FIN 46 is not expected to impact our results of operations or financial position.

CHURCHILL DOWNS INCORPORATED

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, we had $108.0 million of debt outstanding under our senior notes and revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the revolving loan facility remains constant, a one percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows by $1.1 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions during March 2003. Under terms of these contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the floating rate debt described in Note 3 in this report. Assuming the September 30, 2003, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.6 million.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

Calder Race Course is the defendant in the lawsuit, Linda Hughes vs. Calder Race Course, Inc., filed in the Circuit Court of the 11th Judicial Circuit, Dade County, Florida, on August 3, 2000. The lawsuit alleges Calder Race Course is liable for damages related to a former jockey who was injured during the course of a race in 1998, prior to our acquisition of Calder Race Course. In an August 2003 trial on liability only, a Florida jury found Calder Race Course 85% liable for damages. The amount of damages has not yet been determined. Calder Race Course has $16.0 million in general liability and excess insurance coverage available to pay this claim. While it is not possible to ascertain the amount of damages on this claim at this time, Calder Race Course would be responsible for any damages in excess of its' insurance coverage.

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.    Defaults Upon Senior Securities

Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not Applicable

ITEM 6.    Exhibits and Reports on Form 8-K.

A. Exhibits

See exhibit index.

B. Reports on Form 8-K filed or furnished with the Securities and Exchange Commission

(1)	Churchill Downs Incorporated furnished a Current Report on Form 8-K dated July 22, 2003, under Item 9, "Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition)", furnishing our second quarter 2003 earnings release dated July 22, 2003.

(2)	Churchill Downs Incorporated filed a Current Report on Form 8-K/A dated August 18, 2003, under Item 5, "Other Events", to update the description of Churchill Downs Incorporated's common stock contained in its Current Report on Form 8-K filed December 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003	CHURCHILL DOWNS INCORPORATED /s/ Thomas H. Meeker ———————————————— Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

November 13, 2003	/s/ Michael E. Miller —————————————————— Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To
3	Amended and Restated Bylaws of Churchill Downs Incorporated	Report on Form 10-Q for the fiscal quarter ended September 30, 2003
10	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)	Report on Form 10-Q for the fiscal quarter ended September 30, 2003
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2003
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2003
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))	Report on Form 10-Q for the fiscal quarter ended September 30, 2003

