Form 10-K
period 2003-12-31
CHURCHILL DOWNS INC
filed 2004-03-15
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number 0-1469

(Exact name of registrant as specified in its charter)
Kentucky (State or other jurisdiction of incorporation or organization)	61-0156015 (IRS Employer Identification No.)
700 Central Avenue, Louisville, Kentucky 40208 (Address of principal executive offices, including zip code)	(502)-636-4400 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None (Title of each class registered)	None (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X  NO

As of March 11, 2004, 13,269,773 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2003 (based upon the closing sale price for such date on the Nasdaq National Market), the aggregate market value of the shares held by nonaffiliates of the Registrant was $280,824,650.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 2004 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 51-53.

1

CHRUCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

Return to Index

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

We operate our flagship operation, Churchill Downs racetrack, in Louisville, Kentucky (“Churchill Downs”). Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill Downs operation also encompasses an off-track betting facility (“OTB”). In addition, the management of Churchill Downs oversees Ellis Park Race Course, Inc. (“Ellis Park”), which operates a Thoroughbred track in Henderson, Kentucky.

Churchill Downs Management Company (“CDMC”), a wholly owned subsidiary, manages all of our racing operations including: Churchill Downs; Ellis Park; Arlington Park, a Thoroughbred racing operation in Arlington Heights along with seven OTBs in Illinois; Calder Race Course, a Thoroughbred racing operation in Miami, Florida; and Hollywood Park, a Thoroughbred racing operation in Inglewood, California. Calder Race Course and Hollywood Park were acquired in April 1999 and September 1999, respectively. Arlington Park merged with the Company in September 2000.

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

We formed Churchill Downs Investment Company (“CDIC”), a wholly owned subsidiary, to oversee other industry related investments. During January 2002, we sold our 35% interest in EquiSource, LLC, a procurement business that assists in the group purchasing of supplies and services for the equine industry, to the National Thoroughbred Racing Association, Inc. (“NTRA”). CDIC also holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries and a 24% interest in Kentucky Downs, LLC (“Kentucky Downs”), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet with seven live racing days in September, as well as year-round simulcasting. Our investments in NASRIN and Kentucky Downs are not material to the Company’s financial position or results of operations.

During 2003, the Company purchased the remaining 40% minority interest in Charlson Broadcast Technologies, LLC (“CBT”), now referred to as Churchill Downs Television Services, which provides television production and computer graphic software to the racing industry. The proprietary software used by Churchill Downs Television Services displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs. Our ownership in Churchill Downs Television Services is not material to the Company’s financial position or results of operation.

B.	LIVE RACING OPERATIONS

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder Race Course, Arlington Park, Hoosier Park and Ellis Park. The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The Kentucky Derby offers a minimum $1.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. The Kentucky Derby is the first of the annual Triple Crown Races, which

Return to Index

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

Arlington Park hosted the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2002. Churchill Downs has hosted the Breeders’ Cup on five occasions and Hollywood Park has also hosted the Breeders’ Cup three times(all occurring prior to our acquisition of Hollywood Park). Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races, which currently feature $14.0 million in purses. These races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements are located in Louisville, Kentucky (“Churchill facility”). The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. During 2004, while undergoing renovations, our facility will accommodate approximately 45,000 persons in our clubhouse, grandstand and new Jockey Club suites. The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 450 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, infield accommodations for groups and special events, parking areas for the public, and our racetrack and corporate office facilities. The backside stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

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

We continue to make numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons. During the first quarter of 2002 we began a $121.7 million renovation plan to restore and modernize key areas at the Churchill Downs racetrack, referred to as our “Master Plan.” The $26.6 million Phase I, which was substantially completed during 2003, included renovation of the historic Jockey Club and construction of 64 new luxury suites, a ballroom, new meeting rooms and kitchen facilities. The $95.1 million Phase II of the Master Plan began during the second quarter of 2003 and includes the demolition and rebuilding of a large section of the clubhouse area and the addition of 15 new luxury suites. Phase II construction is scheduled for completion in early 2005.

As part of the financing for the Master Plan, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease agreement, we can re-acquire the facility at any time for $1.00. This transaction has no significant impact on our current financial position or results of operations.

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

Return to Index

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

Calder Race Course

The Calder Race Course racetrack and improvements are located in Miami Gardens, Florida (“Calder Race Course facility”). The city of Miami Gardens, Florida was newly incorporated during 2003 and is the third largest city in the Miami-Dade County. The Calder Race Course facility is adjacent to Pro Player Stadium, home of the Florida Marlins and Miami Dolphins. The Calder Race Course facility consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Arlington Park

The Arlington Park racecourse was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racecourse sits on 325 acres, has a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants. Arlington Park has 34 barns able to accommodate approximately 2,200 horses. The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

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

Return to Index

C.	SIMULCAST OPERATIONS

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities (“export”), and receiving signals from other tracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of the Company’s simulcast signal. CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. CDSN will present 626 racing programs from our six racetracks to wagering outlets during 2004.

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

Off-Track Betting Facilities

Our eleven OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. The Kentucky OTB is located in Louisville, Kentucky, about five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex which has state-of-the-art audio visual capabilities for pari-mutuel wagering. The OTB provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates eight OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property. Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in Moline, Illinois on approximately 232.6 acres. Arlington Park also leases two OTBs located in: Waukegan, Illinois consisting of approximately 25,000 square feet; and Chicago, Illinois consisting of approximately 19,700 square feet. Arlington Park operates two OTBs within existing non-owned restaurants under license agreements. These two OTBs are located in South Elgin, Illinois and McHenry, Illinois, which opened in December 2002 and June 2003, respectively. Arlington Park also opened its eighth OTB located in South Beloit, Illinois during February 2004. The new South Beloit OTB is also located within an existing non-owned restaurant under a license agreement.

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

Kentucky Off-Track Betting, LLC

We are a 50% owner in Kentucky Off-Track Betting, LLC (“KOTB”), with 25% of this ownership through our Ellis Park racetrack and the other 25% of this ownership through our Churchill Downs racetrack. KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Authority (“KHRA”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky which conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ and Ellis Park’s live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2003 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to the Company’s financial position or results of operations.

Return to Index

In-Home Wagering

In-home wagering, or account wagering, allows patrons to place wagers through an advance deposit account established with an operating company. Most operating companies provide distribution of the live racing product through a broadcast medium such as television or the internet. We have entered into an agreement with Television Games Network (“TVG”), affiliated with Gemstar-TV Guide International, Inc., to broadcast our simulcast products as part of TVG’s programming content. We license our live racing products to TVG for which we receive a simulcast host fee and a source market fee.

We believe that in-home wagering will attract both new patrons and existing racing fans who will use account wagering in addition to the live track and OTB operations. We view this distribution channel as a potential source of future growth in the off-track market in states where it is not expressly prohibited and we intend to continue to pursue the expansion of in-home wagering.

D.	SOURCES OF REVENUE

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Return to Index

E.	LICENSES AND LIVE RACING DATES

The following table is a summary of our live racing dates and the number of live racing days for each of our six racetracks. Racing dates are approved by the respective state racing authorities, mentioned later in this section:

	2004		2003

		# of		# of
Racetrack	Racing Dates	Days	Racing Dates	Days

Churchill Downs
Spring Meet:	April 24 - July 5	53	April 26 - July 6	52
Fall Meet:	Oct. 31 - Nov. 27	21	Oct. 26 - Nov. 29	27

		74		79

Hollywood Park
Spring/Summer Meet:	April 21 - July 18	65	April 23 - July 20	65
Autumn Meet:	Nov. 3 - Dec. 20	36	Nov. 11 - Dec. 21	30

		101		95

Calder Race Course
Calder Meet:	April 26 - Oct. 23	126	April 25 - Oct. 24	128
Tropical Meet:	Oct. 24 - Jan. 2, 2005	55	Oct. 25 - Jan. 2, 2004	53

		181		181

Arlington Park	May 14 - Sept. 19	96	May 9 - Sept. 27	104

Ellis Park	July 7 - Sept. 6	54	July 9 - Sept. 1	41

Hoosier Park
Standardbred Meet:	March 20 - June 12	60	March 22 - May 30	50
Thoroughbred Meet:	Sept. 2 - Nov. 21	60	Aug. 29 - Dec. 4	70

		120		120

Kentucky’s racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the Kentucky Horse Racing Authority (“KHRA”). The KHRA is responsible for overseeing horse racing and regulating the state equine industry. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KHRA based upon applications submitted by the racetracks in Kentucky. Although to some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, the KHRA is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

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

Effective July 1, 2001, a new tax structure, as defined in the Florida Pari-Mutuel Wagering Act, eliminated the tax disincentive for Miami-area racetracks in Florida to apply for licenses for race dates based on their traditional racing season. Although the Miami-area racetracks have maintained their traditional racing seasons thus far, Calder Race Course may face direct competition from other Florida racetracks and may be subject to an increase or decrease in live racing dates in the future.

In Illinois, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Illinois Racing Board (“IRB”). Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack.

Return to Index

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (“IHRC”) based upon applications submitted by Indiana racetracks. Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races. A second racetrack in Indiana, Indiana Downs, was opened on December 6, 2002, resulting in changes to Hoosier Park’s traditional racing dates. Hoosier Park experienced a reduction of 38 live Standardbred racing dates in 2003 compared to 2002. Additionally, Hoosier Park will have a reduction of 10 live Thoroughbred days in 2004 offset by an increase of 10 live Standardbred days compared to 2003. The addition of a second racetrack in Indiana, located approximately 32 miles from Hoosier Park, also negatively impacts Hoosier Park’s share of the riverboat admissions revenue and creates an increase in competition in the market. These factors will likely have an adverse impact on future profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year. A substantial change in the allocation of live racing days at any of our six racetracks could significantly impact our operations and earnings in future years.

F.	COMPETITION

North American bloodstock sales made an upward turn in 2003 after a two-year downward trend. According to The Jockey Club Fact Book, gross sales increased 11% in 2003 compared to 2002 and decreased 9% in 2002 compared to 2001. The number of foals registered in 2003 was an approximate 5% decrease from prior year. The number of Thoroughbreds registered has an impact on the number of horses available to participate in live racing. The improvements in bloodstock sales for 2003 are primarily attributed to an improving economy, stock market gains and favorable tax law changes for horse purchasers.

We generally do not directly compete with other racetracks or OTBs for patrons due to the geographic separation of facilities or differences in seasonal timing of meets. However, a new OTB operated in Evansville, Indiana by a competitor has had a negative impact on Ellis Park, and an OTB planned in Clarksville, Indiana in 2004 could have a negative impact on Churchill Downs racetrack and OTB operations. The Hoosier Park market has also had an increase in competition with the opening of Indiana Downs. We face competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, including riverboat, cruise ship and land-based casinos and lotteries. Additionally, the industry faces increasing competition for overall wagering dollars from internet wagering services, which are often established off-shore to avoid regulation under U.S. state and federal laws.

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993. Illinois had previously authorized riverboat gaming. There are currently seven riverboat casinos operating on the Ohio River along Kentucky’s border. In addition to those riverboats operating along the Ohio River, five riverboat casinos are located along the Indiana shore of Lake Michigan and four are situated in Illinois near Chicago. There are also Native American gaming operations in Wisconsin, Florida and California, which have drawn patrons from the Arlington Park, Calder Race Course and Hollywood Park markets, respectively.

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

Return to Index

Alternative Gaming

The NTRA, the representative body for the racing industry, supports the alternative gaming movement at racetracks and is working with regulators and legislators to pass alternative gaming legislation. Alternative gaming refers to the operation of slot machines or electronic gaming devices (“EGDs”) within a racing facility. In general, the NTRA and the racing industry believe that alternative gaming will result in the following benefits:

°	Higher racetrack revenues and purse levels with pass through benefits to breed developers and breeding farms
°	Increased tax revenues for states and local municipalities
°	Increased attendance at live track facilities driven primarily by “casual fans,” or those who are patrons of traditional gaming operations such as casinos but are not racing customers
G.	LEGISLATIVE CHANGES

In Kentucky, the horse industry continues to seek legislation to allow alternative forms of gaming at the state’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. During 2004, a bill to allow nine casino licenses in Kentucky, five of which would be held by state racetracks, was introduced in the Kentucky Legislature. Under the proposal, Churchill Downs would hold a license for a casino to be built in downtown Louisville. No casino would be built at Ellis Park, but the track would receive revenue generated by the other state casinos. At this time, the prospects for passage of the bill are uncertain.

Legislation in the Indiana General Assembly concerning pull-tab machines passed the House of Representatives but subsequently did not pass out of the Indiana Senate during February 2004. The legislation would have authorized 1,000 pari-mutuel pull tab machines at each of the Hoosier Park and Indiana Downs racetracks and 1,500 pari-mutuel pull tab machines at a facility to be equally owned by the two racetracks in both of the two largest cities in the State of Indiana. Legislation would have also required an equal allocation of the riverboat subsidy between the two racetracks. While this legislation would help Hoosier Park compete with increased riverboat competition, it could have an adverse impact on our Kentucky Operations if passed.

The IHRC is considering whether to deny any Indiana betting facility from accepting wagers on thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities can accept wagers on such races. Pursuant to its statutory right under the Interstate Horseracing Act of 1978, the Kentucky Horse Benevolence and Protection Association has withheld its consent for the Clarksville OTB owned by Indiana Downs, the second racetrack in Indiana, to accept wagers on thoroughbred horse races run at Kentucky racetracks.

In Florida, The Floridians for a Level Playing Field, a coalition of harness and dog tracks, is seeking to place an EGD question on the ballot for the November 2004 general election that would allow Dade and Broward counties to hold a referendum on the installation of EGDs at existing pari-mutuel sites in those respective counties. The Florida Supreme Court is expected to rule on the constitutionality of this initiative during the first quarter of 2004. If ruled constitutional, the coalition will proceed with the signature gathering effort required for the issue to be placed on the November 2004 ballot. Calder Race Course has been involved in this effort on a limited basis, and is awaiting the Supreme Court’s decision before deciding on its future level of participation.

In California, Hollywood Park is part of a coalition of racetracks and card clubs seeking to put the Gaming Revenue Act of 2004 on the November 2004 ballot. If passed, this initiative would direct the governor to re-negotiate all existing compacts with Indian tribes in California. If the tribes decline to renegotiate the existing compacts, then five racetracks and 11 card clubs would be allowed to operate EGDs. The coalition is currently gathering the voter signatures required to place the initiative on the ballot for the November general election.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares, under our merger agreement related to Arlington Park. In January 2001, the Illinois Gaming Board (“IGB”) denied a license

Return to Index

application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino. During 2002, Emerald Casino, Inc. filed for bankruptcy and is attempting to sell its license rights subject to the approval of the IGB and the Bankruptcy court. The IGB is currently receiving bids from other entities to purchase the license.

Several bills were filed in the 2003 session of the Illinois legislature, which would eliminate the statutory right of Arlington Park and the other Illinois racetracks to recapture amounts from their purse accounts. Since 2000, the Illinois General Assembly has appropriated money to reimburse each racetrack’s purse account for the amounts not recaptured from horsemen through reductions in future purses. However, the appropriation was vetoed by Illinois’s governor during 2002 and the General Assembly did not make the appropriations in 2003. Illinois horsemen unsuccessfully petitioned the IRB to prevent the tracks from recapturing purse amounts in any year where Illinois does not appropriate funds for reimbursement. Subsequently, the Illinois horsemen have filed a lawsuit against the IRB and the Illinois racetracks, including Arlington Park, challenging the recapture of purse account amounts and seeking reimbursement for the amounts recaptured. We have elected to continue to recapture amounts from purses due to horsemen while the litigation is pending.

Additional information regarding how our facilities could be impacted by legislative changes are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

H.	ENVIRONMENTAL MATTERSLEGISLATIVE CHANGES

The septic system at our Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up, which Ellis Park has expanded in order to include the stabling area, is estimated by the City of Henderson, Kentucky to be $1.5 million, which has been provided for in Ellis Park’s 2004 capital budget. The project is expected to be completed during 2004.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville OTB. In conjunction with this purchase, we withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site. All of the $1.0 million hold back had been utilized as of December 31, 2002 and additional costs of remediation have not yet been conclusively determined. The sellers had previously received a reimbursement of $1.0 million from the Commonwealth of Kentucky for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation. Approximately $1.4 million, including interest on the escrow principal, remains in the account. The seller has submitted a Corrective Action Plan to the state and has reported to the state that all wells, with the exception of one, are “below action.” Well-testing continues and the Kentucky Environmental and Public Protection Cabinet has not taken final action on this matter. In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property. We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

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

As of December 31, 2003, we employed approximately 1,300 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2003, average full-time and seasonal employment per pay period was approximately 1,900 individuals Company-wide.

Return to Index

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

Our real and personal property (but not including the property of Hoosier Park, Churchill Downs Television Services, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $200 million line of credit facility and our $100 million senior notes facility. The shares of stock of certain of our subsidiaries are also pledged to secure these debt facilities.

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

Our common stock is traded on the Nasdaq National Market under the symbol CHDN. As of March 9, 2004, there were approximately 3,750 shareholders of record.

The following table sets forth the high and low sale prices, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:

	2003 - By Quarter				2002 - By Quarter

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High Sale	$38.90	$39.50	$40.00	$40.45	$43.25	$41.00	$40.35	$41.48
Low Sale	$29.85	$31.55	$34.91	$34.13	$32.80	$31.96	$32.00	$36.10
Dividend per share:				$.50				$.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

Return to Index

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years ended December 31,

	2003	2002	2001	2000	1999

Operations:
Net revenues	$424,233	$438,842	$426,893	$362,928	$258,407
Operating income	$44,279	$45,439	$49,582	$46,892	$32,775
Net earnings	$24,138	$20,969	$22,076	$19,164	$14,976
Basic net earnings per share	$1.83	$1.60	$1.69	$1.77	$1.74
Diluted net earnings per share	$1.80	$1.57	$1.67	$1.75	$1.72
Annual dividends paid per share	$.50	$.50	$.50	$.50	$.50
Balance Sheet Data at Period End:
Total assets	$505,506	$469,212	$473,418	$470,004	$398,046
Working capital surplus (deficiency)	$(41,755)	$(25,169)	$(34,694)	$(31,507)	$800
Long-term debt	$126,836	$123,348	$133,348	$158,040	$181,450
Other Data:
Shareholders' equity	$254,976	$234,997	$217,235	$202,485	$138,121
Shareholders' equity per share	$19.24	$17.86	$16.59	$15.55	$14.02
Additions to racing plant and equipment,
exclusive of business acquisitions, net	$40,855	$22,723	$14,626	$22,419	$12,083

Return to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

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

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of the Company’s simulcast signal. CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Our revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have very

Return to Index

few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2003 and 2004 is included in Item 1E, “Licenses and Live Racing Dates” of this Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, lease income and other sources.

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers on live races at our live tracks and also wagers made on imported simulcast signals during live race meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year. Export handle includes all patron wagers made on our live racing signals sent to other tracks or OTBs. In-home wagering, or account wagering, consist of patron wagers through an advance deposit account.

The pari-mutuel operator retains as revenue a pre-determined percentage of the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing at our various locations range from 15.43% to 27.0%. In general, the commissions earned from import and export simulcasting are contractually determined and average approximately 3.49%. All commissions earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

Legislative and Regulatory Changes

During the third quarter of 2003, the Indiana Horse Racing Commission (“IHRC”) finalized decisions regarding riverboat subsidies. The IHRC affirmed that funds available to cover operating costs for 2002 for the two Indiana racetracks, Hoosier Park and Indiana Downs, will be split on the basis of purses generated by each racetrack. The IHRC also ruled that the additional 2002 supplemental riverboat subsidy, received in the third quarter of 2003, should be allocated as follows: one-half between the two Indiana racetracks on the basis of purses generated, and the remaining one-half allocated equally between the two Indiana racetracks. These riverboat subsidy revenues were recognized by Hoosier Park during 2002. On October 24, 2003, Indiana Downs filed a petition requesting a court to review the IHRC decision regarding the 2002 subsidy revenues. Indiana Downs maintains all 2002 subsidies should be allocated equally between the two Indiana racetracks. Hoosier Park is a respondent in the court proceeding, and it supports the IHRC ruling. At this time, the outcome of the court proceedings is unknown, however, this could result in a one-time reduction of $0.7 million in riverboat subsidy revenues for Hoosier Park if the courts rule in favor of Indiana Downs. In addition, Hoosier Park could potentially be required to transfer $0.5 million of the 2002 purses to Indiana Downs.

The IHRC also ruled that effective January 1, 2004, and thereafter the riverboat subsidy for purses and operating costs are to be split evenly between the two Indiana racetracks, which can be changed by the IHRC or by the enactment of legislation. This ruling is consistent with the earlier ruling to evenly split the 2003 riverboat subsidy revenues between the two racetracks in Indiana, reducing Hoosier Park’s subsidy revenues, net of purse expenses, by approximately $5 million in 2003 compared to 2002.

During January and February when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) appoints a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2003 resulting in increased pari-mutuel revenues compared to the prior period. The IRB also appointed Arlington Park as the host track in Illinois for portions of January and February 2004, which will result in an additional 18 host days at Arlington Park during 2004. Arlington Park’s future appointment as the host track is subject to the annual appointment by the IRB.

As a result of the controversy surrounding a Breeders’ Cup Ultra Pick 6 wager, placed on October 26, 2002, we have established, along with the National Thoroughbred Racing Association, Inc. (“NTRA”), the NTRA Wagering

Return to Index

Technology Group. The objective of the group is to ensure the security of pari-mutuel wagering systems and to eliminate concerns of racing patrons as to the integrity of such systems. Although this controversy involves a vendor of the Company, our concerns and rigorous actions are grounded in our interest to protect our patrons.

In Kentucky, the excise tax credit for racetracks passed as part of the 2002-2004 state budget. The measure results in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004. During 2004 this will result in a $0.5 million credit against our excise tax liability and is earmarked for horsemen’s incentives and necessary capital improvements. A similar credit of $0.5 million was earned during the twelve months ended June 30, 2002. Due to shortfalls in the Kentucky state budget, it is not anticipated that the excise tax credit will be included in the upcoming 2004-2006 Kentucky state budget.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K annual report.

Our business can be impacted positively and negatively by legislative and regulatory changes, such as those previously described, and from alternative gaming competition. Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting standards.

Additional information regarding how our business can be impacted by competition and legislative changes are included in Item 1F and 1G, respectively, in this Form 10-K.

For our business insurance renewals in 2003 and 2002, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2004 business insurance renewals included substantially the same coverages and retentions as in previous years. Based on our historical loss experience, management does not anticipate that this increased risk assumption will materially impact our results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current years is uncertain.

During 2002, we reduced the carrying value of the buildings, equipment and furniture and fixtures of Ellis Park to reflect their estimated fair value in a divestiture transaction. Management reassessed the carrying value of Ellis Park as of December 31, 2003 and determined no additional impairment was necessary. Management expects to restore Ellis Park’s profitability through reduced expenses and a new racing schedule for 2004. Should the Company’s plans to meet expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.

Return to Index

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the years ended December 31, 2003 and 2002 is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park (1)	Calder Race Course	Arlington Park (2)	Hoosier Park	CDSN
Pari-mutuel wagering:
Live racing
2003 handle	$127,641	$160,624	$209,526	$96,414	$9,456
2003 no. of days	120	95	181	104	120
2002 handle	$137,725	$179,060	$218,569	$100,119	$13,657
2002 no. of days	123	100	181	106	158
Export simulcasting (3)
2003 handle	$49,870	$325,438	$274,344	$35,539	$122,133	$2,189,640
2003 no. of days	120	95	181	104	120	500
2002 handle	$43,230	$359,304	$285,139	$43,143	$111,770	$2,050,659
2002 no. of days	123	100	181	106	158	510
Import simulcasting
2003 handle	$112,874	$205,699	-	$414,671	$120,385
2003 no. of days	477	271	-	2,372	1,347
2002 handle	$128,501	$213,987	-	$387,165	$132,373
2002 no. of days	529	275	-	1,843	1,244
Number of OTBs	1	-	-	7	3
Totals
2003 handle	$290,385	$691,761	$483,870	$546,624	$251,974	$2,189,640
2002 handle	$309,456	$752,351	$503,708	$530,427	$257,800	$2,050,659

Return to Index

	Kentucky Operations	Hollywood Park (1)	Calder Race Course	Arlington Park	Hoosier Park	CDSN
Pari-mutuel revenues: (4)
2003 Revenues
Live racing	$15,677	$15,745	$28,912	$10,681	$1,026	-
Export simulcasting	3,211	13,930	30,435	3,291	3,581	$74,585
Import simulcasting	16,803	10,905	-	36,794	21,926	-
Other revenues	10,094	19,622	3,401	10,052	995	-

Total 2003 Revenues	$45,785	$60,202	$62,748	$60,818	$27,528	$74,585
2002 Revenues
Live racing	$16,681	$17,918	$30,109	$11,318	$1,416	-
Export simulcasting	2,740	16,081	31,946	3,661	3,160	$67,849
Import simulcasting	18,389	11,710	-	32,959	24,264	-
Other revenues	10,573	18,734	2,790	13,866	671	-

Total 2002 Revenues	$48,383	$64,443	$64,845	$61,804	$29,511	$67,849

(1)     In California, when a track is offering live racing, they are referred to as the “host track.” In the table above, Hollywood Park export includes handle for Hollywood Park races wagered in southern and northern California as well as out-of-state races wagered in southern California (excluding out-of-state races wagered at Hollywood Park). Hollywood Park export handle noted above that is not generated from Hollywood Park races includes $142,765 and $150,631 for 2003 and 2002, respectively, and related export revenues noted above include $12,246 and $13,173 for 2003 and 2002, respectively.

(2)     Arlington Park’s seventh OTB opened during June 2003 and the sixth OTB opened during December 2002. Arlington Park also opened an eighth OTB during February 2004.

(3)     CDSN export simulcasting includes all interstate handle activity at our live racing segments except Hoosier Park. Hoosier Park export simulcasting includes interstate and intrastate handle activity for Hoosier Park racetrack.

(4)     Pari-mutuel revenues for live racing, export simulcasting and import simulcasting include commissions from wagering (net of state pari-mutuel taxes) and simulcast host fees. Other revenues include source market fees from in-home wagering and other statutory racing revenues.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues

Net revenues decreased $14.6 million from $438.8 million in 2002 to $424.2 million in 2003. Kentucky Operations revenues increased $4.3 million primarily due to interstate export simulcast wagering resulting from record wagering for the Kentucky Derby and Kentucky Oaks days. CDSN revenues increased $7.0 million primarily due to increases in interstate export simulcast wagering and record wagering on the Kentucky Oaks and Kentucky Derby days. These increases were offset by a $9.5 million decrease in the Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs. Hoosier Park also had a decrease in pari-mutuel revenues of $2.0 million primarily due to 38 fewer live Standardbred race days. Hollywood Park’s revenue decrease of $5.9 million was primarily due to five fewer live race days during 2003, decreased wagering and attendance as well as higher California worker’s compensation costs resulting in smaller field sizes on races.

Net revenues decreased by $1.1 million at Arlington Park. During January and February when there is no live racing in Illinois, the IRB appoints a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during a portion of January 2003 resulting in increased pari-mutuel revenues compared to the prior period. However, this increase was offset by decreased revenues due to two fewer live race days at Arlington Park as well as the impact of the Illinois harness strike during the first quarter of 2003. Calder Race Course also experienced decreased revenues of $1.7 million caused in part by reduced attendance and

Return to Index

wagering after a smoking ban in Florida went into effect in mid-2003. Net revenues decreased less than the sum of the segment variances described above due to increases in intercompany eliminations of $4.7 million primarily due to increased CDSN simulcast wagering.

Operating Expenses

Operating expenses decreased $7.6 million from $353.5 million in 2002 to $345.9 million in 2003 primarily due to decreased purse expenses of $4.9 million at Hoosier Park consistent with the decrease in Indiana riverboat admissions subsidy noted above. Other direct racing expenses at Hoosier Park decreased $2.2 million primarily due to fewer days of racing, and Hollywood Park and Calder Race Course racing expenses decreased consistent with the decreases in pari-mutuel revenues. Kentucky Operations had an increase in purse expenses of $1.8 million consistent with the increase in pari-mutuel revenues.

During 2003, Arlington Park recorded a receivable for an Illinois real estate tax settlement. The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million reflected as a reduction in operating expenses and $1.0 million in earned interest income at statutory rates. An agreement and collection schedule were finalized during the fourth quarter of 2003. The receivable bears interest at a statutory rate.

Also during 2003, Arlington Park recorded an expense of $1.0 million related to the purse account reflecting the estimated impact of recovering the 2002 purse recapture over an extended period, rather than an immediate total recovery, as allowed by statute.

Gross Profit

Gross profit decreased $7.0 million from $85.3 million in 2002 to $78.3 million in 2003 primarily due to the decrease in Indiana riverboat admissions subsidy at Hoosier Park, where gross profit fell $5.3 million. In addition, gross profit declined $4.8 million at Hollywood Park as a result of reduced revenues and CDSN gross profit increased $2.1 million due to increased interstate export wagering.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $1.4 million from $35.4 million in 2002 to $34.0 million in 2003 primarily as a result of a decrease in strategic planning expenses for our corporate segment as well as a decrease in legislative costs for our Kentucky Operations related to legislative alternative gaming initiatives. Overall cost management efforts to contain general and administrative costs resulted in additional decreased costs at our Kentucky Operations and limited significant increases at our other operations.

Other Income and Expense

Interest income increased $1.0 million due to the interest component for the settlement of a claim for prior years’ real estate taxes for Arlington Park noted above.

Interest expense decreased $2.6 million from $8.8 million in 2002 to $6.2 million in 2003 due to the lower interest rate environment. The Company replaced expired interest rate swap contracts in March 2003 with new interest rate swap contracts under which lower fixed interest rates are paid.

Income Tax Provision

Our income tax provision increased $1.8 million as a result of an increase in pre-tax earnings. Our effective tax rate declined from 40.9% in 2002 to 40.3% in 2003 primarily due to a reduction in non-deductible expenditures as a percentage of pre-tax income.

Net Earnings

Net earnings for 2002 was reduced by a pre-tax asset impairment charge of $4.5 million. On an after-tax basis, the charge reduced earnings per share by $0.21 per share.

Return to Index

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

Net revenues increased $11.9 million from $426.9 million in 2001 to $438.8 million in 2002. Arlington Park revenues increased $3.3 million primarily as a result of five additional live race days and Calder Race Course revenues increased $5.2 million primarily as a result of an expanded live race meet resulting in ten additional live race days during 2002. Kentucky Operations revenues increased $1.3 million primarily due to an additional six days of live racing as well as record wagering for the Kentucky Oaks and Kentucky Derby. Hollywood Park pari-mutuel revenues increased $3.4 million primarily resulting from three additional live racing days in 2002. However, this increase was offset by a decrease in concessions revenues as a result of outsourcing Hollywood Park’s food service. CDSN revenues increased $8.6 million primarily due to increases in overall export simulcasting activity, as well as the additional days of racing and record wagering on the Kentucky Oaks and Kentucky Derby noted above. Net revenues increased less than the sum of the segment variances described above due to increases in intercompany eliminations of $6.4 million resulting from the increased CDSN simulcasting activity.

Operating Expenses

Operating expenses increased $8.0 million from $345.5 million in 2001 to $353.5 million in 2002 due to several factors, including a $3.2 million increase in 2002 business insurance expenses at all of our racetracks. Arlington Park, Calder Race Course and Kentucky Operations had increases in operating expenses from the increased number of live race days. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Hollywood Park had increases in operating expenses from the increased number of live race days partially offset by decreases in operating expense for the outsourcing of its food service. Increases were partially offset by a decrease in amortization expense of $1.4 million related to the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 on January 1, 2002.

Gross Profit

Gross profit increased $3.9 million from $81.4 million in 2001 to $85.3 million in 2002. Although there was revenue growth during 2002 primarily as a result of increased live racing days at Arlington Park, Calder Race Course, Kentucky Operations and Hollywood Park, record wagering results on Kentucky Oaks and Kentucky Derby days and an increase in CDSN wagering activity, these increases were partially offset by increases in business insurance and other operating expenses, as discussed above.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.6 million primarily due to costs incurred by our Kentucky Operations related to the Kentucky legislative gaming initiatives and consulting project and costs incurred by Arlington Park primarily related to the Illinois riverboat legislation.

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

Return to Index

Significant Changes in the Balance Sheet December 31, 2003 to December 31, 2002

Other assets increased $5.3 million due to an increase in loan costs related to the refinancing of our revolving loan facility and long-term portions of Arlington Park’s real estate tax settlement and purse recapture amounts.

Net plant and equipment increased $28.8 million primarily as a result of capital expenditures of $27.8 million related to the renovation plan to restore and modernize key areas at our Churchill Downs racetrack facility, referred to as our “Master Plan.” Additional increases were due to routine capital spending at our operating units offset by depreciation expense of $20.1 million.

Accrued expenses increased $6.7 million primarily due to costs related to our Master Plan project.

Our current portion of long-term debt increased due to the impending maturity of our Hoosier Park loan (see Note 2 to the consolidated financial statements for additional details on our Hoosier Park loan). Management intends to extend the note after discussions with Centaur. The increase in total long-term debt is primarily a result of 2003 capital spending related to the Master Plan offset by the use of current cash flows to reduce borrowings under our revolving line of credit.

Liquidity and Capital Resources

The $16.6 million increase in the working capital deficit between December 31, 2003 and 2002 is due primarily to Master Plan accrued construction billings of $7.1 million, refundable deposits of $1.1 million and deferred revenues of $3.5 million related to our new Jockey Club suites being placed in service. Additionally, the impending maturity of our Hoosier Park loan resulted in a short-term status of the $5.2 million note. We generally operate with negative working capital, as cash generated daily by our operations is used to reduce our long-term revolving credit borrowings. During periods when we are conducting little or no live racing, funds from the line of credit facility are used for working capital needs.

Cash flows provided by operations were $47.0 million, $35.4 million and $45.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net decrease in cash provided by operations in 2002, and the subsequent increase in 2003, was primarily a result of the timing of accounts payable and prepaid Breeders’ Cup balances at Arlington Park. Additionally, the remaining increase in cash provided by operations during 2003, as compared to 2002, was due to the timing of payments of purses payable, horsemen’s cash balances, invoicing for special events and amounts related to the new Jockey Club suites as well as increased depreciation on the Master Plan project.

Cash flows used in investing activities were $41.7 million, $22.7 million and $10.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. We used $40.9 million during 2003 for capital spending at our facilities, including $27.8 million for the Master Plan renovation of our Churchill Downs racetrack. We are planning capital expenditures of approximately $93.0 million in 2004 including $74.0 million for our Master Plan renovation.

We expect the ongoing Master Plan renovations at our Kentucky Operations to impair our ability to achieve comparable attendance and wagering results at our Churchill Downs facility during 2004. Although we will have a reduced number of available seats during our 2004 live meets, we will have only a slight decrease in seating for our Kentucky Oaks and Derby Days with temporary seating located in the infield and our Marquee Village hospitality area. Additionally, our new Jockey Club suites opened during 2003 with the completion of Phase I of the Master Plan renovation and will be available during our 2004 live meets.

Cash flows used in financing activities were $3.5 million, $13.6 million and $30.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, we continued to use cash flows from operations to reduce borrowings on our revolving line of credit. However, the additional spending requirements related to our Master Plan project required us to borrow additional funds during 2003 compared to prior years.

During April 2003, we refinanced our $250 million revolving credit facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $120.0 million was outstanding in total at December 31, 2003. Both debt facilities are collateralized by substantially all of our assets. The interest rate on the bank line

Return to Index

of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by the Company’s leverage ratio. The interest rate on our senior notes is equal to three-month LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. We repaid our previously existing revolving line of credit during April 2003 with proceeds from the new facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for 2004, including our Master Plan capital expenditures.

Our principal commitments to make future payments consist of repayments of borrowings under our revolving credit facility and our senior notes, capital expenditures, capital lease obligations and obligations under operating lease agreements. Our contractual obligations at December 31, 2003 are summarized as follows ($ in thousands):

Contractual Obligation	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$ 5,740	$ 1,056	$20,040	$100,000	$126,836
Capital lease obligations	37	-	-	-	37
Operating leases	1,963	4,779	1,197	2,372	10,311
Master Plan capital expenditures	74,000	8,000	-	-	82,000

Total	$81,740	$13,835	$21,237	$102,372	$219,184

As of December 31, 2003 we had three interest rate swap agreements with notional amounts totaling $60.0 million, which mature in March 2008. The carrying amount of the interest rate swaps was a payable of approximately $0.6 million at December 31, 2003. Information regarding interest rates on the swap agreements is included in Item 7A of this Form 10-K.

Significant Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS 148, however, management does not currently expect to change its method of accounting treatment for stock options.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities which are subject to the provisions of FASB No. 150 for the first fiscal period beginning after December 15, 2003. Adoption of SFAS No. 150 did not impact our results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary

Return to Index

beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management anticipates that the adoption of FIN 46 will not have an effect on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, we had $120.0 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions during March 2003. Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $60.0 million. Assuming the December 31, 2003, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.6 million.

Return to Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of DirectorsChurchill
Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
March 3, 2004

Return to Index

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands)

ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$ 16,440	$ 14,662
Restricted cash	1,613	3,247
Accounts receivable, net of allowance for doubtful accounts of $1,141 in 2003 and $973 in 2002	36,693	34,435
Deferred income taxes	3,767	2,159
Other current assets	4,120	5,988

Total current assets	62,633	60,491

Other assets	15,941	10,606
Plant and equipment, net	367,229	338,381
Goodwill, net	52,239	52,239
Other intangible assets, net	7,464	7,495

Total assets	$ 505,506	$ 469,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 34,466	$ 31,189
Accrued expenses	38,491	31,782
Dividends payable	6,625	6,578
Income taxes payable	1,016	727
Deferred revenue	18,050	14,876
Long-term debt, current portion	5,740	508

Total current liabilities	104,388	85,660

Long-term debt, due after one year	121,096	122,840
Other liabilities	11,719	12,603
Deferred income taxes	13,327	13,112

Total liabilities	250,530	234,215

Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,250 shares in 2003 and
13,157 shares in 2002	128,583	126,043
Retained earnings	126,754	109,241
Accumulated other comprehensive loss	(361)	(222)
Note receivable for common stock	-	(65)

Total shareholders' equity	254,976	234,997

Total liabilities and shareholders' equity	$ 505,506	$ 469,212

The accompanying notes are an integral part of the consolidated financial statements

Return to Index

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
Years ended December 31,
(in thousands, except per share data)

	2003	2002	2001
Net revenues:
Net pari-mutuel wagering	$ 327,217	$ 332,610	$ 328,755
Non-wagering	97,016	106,232	98,138

	424,233	438,842	426,893

Operating expenses:
Purses	152,170	158,716	155,333
Other direct expenses	193,763	194,821	190,193

	345,933	353,537	345,526

Gross profit	78,300	85,305	81,367

Selling, general and administrative expenses	34,021	35,366	31,785

Asset impairment loss	-	4,500	-

Operating income	44,279	45,439	49,582

Other income (expense):
Interest income	1,316	332	566
Interest expense	(6,221)	(8,830)	(12,602)
Miscellaneous, net	1,074	(1,451)	(342)

	(3,831)	(9,949)	(12,378)

Earnings before provision for income taxes	40,448	35,490	37,204

Provision for income taxes	(16,310)	(14,521)	(15,128)

Net earnings	$ 24,138	$ 20,969	$ 22,076

Other comprehensive earnings, net of tax:

Net change related to cash flow hedges:
Cumulative effect of accounting change	-	-	(341)

Change in fair value of cash flow hedges	(139)	2,078	(1,959)

Comprehensive earnings	$ 23,999	$ 23,047	$ 19,776

Net earnings per common share data:
Basic	$ 1.83	$ 1.60	$ 1.69
Diluted	$ 1.80	$ 1.57	$ 1.67
Weighted average shares outstanding:
Basic	13,189	13,123	13,081
Diluted	13,392	13,359	13,213

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

	Common Shares	Stock Amount	Retained Earnings	Note Receivable Common Stock	Accumulated other Comprehensive Loss	Total
Balances December 31, 2000	13,019	$ 123,227	$ 79,323	$ (65)	$ -	$202,485

Net earnings			22,076			22,076

Issuance of common stock for
employee benefit plans	79	1,523				1,523

Cash dividends, $.50 per share			(6,549)			(6,549)

Comprehensive earnings/(loss)					(2,300)	(2,300)

Balances December 31, 2001	13,098	124,750	94,850	(65)	(2,300)	217,235

Net earnings			20,969			20,969

Issuance of common stock for
employee benefit plans	59	1,293				1,293

Cash dividends, $.50 per share			(6,578)			(6,578)

Comprehensive earnings/(loss)					2,078	2,078

Balances December 31, 2002	13,157	126,043	109,241	(65)	(222)	234,997

Net earnings			24,138			24,138

Issuance of common stock for
employee benefit plans	93	2,540				2,540

Proceeds from note receivable for
common stock				65		65

Cash dividends, $.50 per share			(6,625)			(6,625)

Comprehensive earnings/(loss)					(139)	(139)

Balance December 31, 2003	13,250	$ 128,583	$126,754	$ -	$ (361)	$254,976

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 24,138	$ 20,969	$ 22,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,483	19,627	18,589
Amortization of goodwill	-	-	1,404
Asset impairment	-	4,500	-
Gain on sale of Hoosier Park interest	-	-	(523)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Restricted cash	1,634	7,458	(1,699)
Accounts receivable	(2,258)	(4,260)	2,360
Other current assets	355	(4,622)	(442)
Accounts payable	4,534	(13,207)	6,494
Accrued expenses	(733)	3,252	(3,806)
Income taxes payable	289	(244)	(120)
Deferred revenue	3,174	1,636	1,888
Other assets and liabilities	(4,576)	314	(529)

Net cash provided by operating activities	47,040	35,423	45,692

Cash flows from investing activities:
Proceeds from sale of Hoosier Park interest	-	-	4,500
Acquisition of additional interest in CBT	(894)	-	-
Additions to plant and equipment, net	(40,855)	(22,723)	(14,626)

Net cash used in investing activities	(41,749)	(22,723)	(10,126)

Cash flows from financing activities:
Borrowings on bank line of credit	350,014	309,217	237,394
Repayments of bank line of credit	(325,085)	(317,959)	(265,778)
Repayments of revolving loan facility for refinancing	(120,929)	-	-
Proceeds from senior notes, net of expenses	98,229	-	-
(Decrease) increase in other long-term debt, net	(512)	(1,258)	111
Change in book overdraft	(1,257)	1,656	2,447
Proceeds from note receivable for common stock	65	-	-
Payment of dividends	(6,578)	(6,549)	(6,508)
Common stock issued	2,540	1,293	1,523

Net cash used in financing activities	(3,513)	(13,600)	(30,811)

Net increase (decrease) in cash and cash equivalents	1,778	(900)	4,755
Cash and cash equivalents, beginning of period	14,662	15,562	10,807

Cash and cash equivalents, end of period	$ 16,440	$ 14,662	$ 15,562

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 6,104	$ 7,865	$ 11,877
Income taxes	$ 17,177	$ 17,361	$ 13,959
Schedule of Non-cash Activities:
Assignment of loan to Centaur related to sale of Hoosier Park interest	$ -	$ -	$ 3,580
Plant & equipment additions included in accounts payable/accrued expenses	$ 7,208	$ -	$ 249

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Churchill Downs California Company d/b/a Hollywood Park (“Hollywood Park”), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course (“Calder Race Course”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Ellis Park Race Course, Inc. (“Ellis Park”), Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”), Charlson Broadcast Technologies, LLC (“CBT”), now referred to as Churchill Downs Television Services, Anderson Park Inc. (“Anderson”) and its majority-owned subsidiary, Hoosier Park. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Asset
The intangible asset relating to the Illinois Horse Race Equity fund is not being amortized, as revenues relating to the intangible are not yet being recognized. Amortization of the Indiana racing license is provided over 40 years using the straight-line method. Other intangible assets are being amortized over five years using the straight-line method.

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

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Other Assets
Loan origination costs on the Company’s line of credit are being amortized under the straight-line method over the term of the loan, which approximates the effective interest method.
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

Revenue Recognition
The Company’s recurring revenues are generated from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering the Company also earns pari-mutuel related streams of revenues from sources that are not related to the handle wagered at the Company facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where the Company facilities are located and can fluctuate year-to-year. Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources.

Deferred Revenue
Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events. Revenues from these advance billings is recognized when the related event occurs.

Worker's Compensation and General Liability Self-Insurance
The Company is substantially self-insured for losses related to workers’ compensation and general liability claims with stop-loss insurance for both coverages. Losses are accrued based upon the Company’s undiscounted estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions.

Advertising
The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” the Company’s net earnings and net earnings per common share for 2003, 2002 and 2001 would approximate the pro forma amounts presented below:

	2003	2002	2001

Net earnings	$24,138	$20,969	$22,076
Pro forma stock-based compensation
expense, net of tax benefit	(2,130)	(1,963)	(1,345)

Pro forma net earnings	$22,008	$19,006	$20,731

Net earnings per common share:
As reported
Basic	$1.83	$1.60	$1.69
Diluted	$1.80	$1.57	$1.67
Pro forma
Basic	$1.67	$1.45	$1.58
Diluted	$1.64	$1.42	$1.57

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

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

2.	Acquisitions and Other Transactions

December 3, 2001, we sold a 15% interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) for a purchase price of $4.5 million, which included an assignment of an additional $3.6 million of a loan owed to the Company by Hoosier Park. The Company retains a 62% interest in Hoosier Park and will continue to manage its day-to-day operations. Centaur now owns 38% of Hoosier Park and, through a Partnership Interest Purchase Agreement, has options to purchase up to an additional 42% in partnership interests from the Company through March 2005.

During 2003, the Company purchased the remaining 40% minority interest in Charlson Broadcast Technologies, LLC (“CBT”), now referred to as Churchill Downs Television Services. The purchase price included $894 in cash and the exchange of certain current assets and liabilities for the rights to use the software and service existing customers. Churchill Downs Television Services provides television production and computer graphic software to the racing industry. The proprietary software used by Churchill Downs Television Services displays odds, statistical data and other racing information on television in real-time for customers at racetracks and OTBs.

3.	Plant and Equipment

Plant and equipment is comprised of the following:

	2003	2002
Land	$ 136,630	$ 134,769
Grandstands and buildings	221,695	197,047
Equipment	31,543	29,748
Furniture and fixtures	27,172	25,774
Tracks and other improvements	44,121	42,966
Construction in process	24,716	12,206

	485,877	442,510
Accumulated depreciation	(118,648)	(104,129)

	$ 367,229	$ 338,381

Depreciation expense was approximately $20,109, $19,262, and $18,224, for the years ended December 31, 2003, 2002 and 2001. Total interest expense capitalized as a component of the cost of property, plant and equipment was $479 and $214 in 2003 and 2002, respectively.

Asset impairment

The decision during the fourth quarter of 2002 to pursue a divestiture of our Ellis Park facility prompted a review for possible impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company effective January 1, 2002. This review indicated that estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, we adjusted the carrying value of these long-lived assets, including grandstands and buildings ($3,660), furniture and fixture ($88), equipment ($224) and improvements ($528), to their estimated fair value resulting in a non-cash asset impairment charge of $4.5 million. Management reassessed the carrying value of Ellis Park as of December 31, 2003 and determined no additional impairment was necessary. The Company expects to restore Ellis Park’s profitability through reduced expenses and a new racing schedule for 2004. Should the Company’s plans to meet expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.

Return to Index

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

SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during 2003, and no adjustment to the carrying value of goodwill was required. The impact of the adoption of SFAS No. 142 on the Company’s results of operations for all periods beginning on or after January 1, 2002 is to eliminate amortization of goodwill. Amortization expense was reduced by $1.4 million for 2003 and 2002 as a result of the adoption of SFAS No. 142.

Following are pro forma results for the year ended December 31, 2001 assuming goodwill had not been amortized prior to January 1, 2002:

Year ended December 31, 2001:
Net Earnings	Basic earnings per common share	Diluted earnings per common share
Reported net earnings	$22,076	$1.69	$1.67
Adjustment for amortization of goodwill	1,404	0.11	0.11

Adjusted net earnings	$23,480	$1.80	$1.78

There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at December 31, 2003 and 2002 for Kentucky Operations, Calder Race Course and Churchill Downs Simulcast Network (“CDSN”) was $4.8 million, $36.4 million and $11.0 million, respectively.

5.	Other Intangible Assets

The Company's other intangible assets are comprised of the following:
	2003	2002
Illinois Horse Race Equity fund	$3,307	$3,307
Indiana racing license	2,085	2,085
Other intangible asset	4,133	3,790

	9,525	9,182
Accumulated amortization	(2,061)	(1,687)

	$7,464	$7,495

Amortization expense for other intangibles of approximately $374 for the year ended December 31, 2003 and $365 for the years ended December 31, 2002, and 2001 is classified in operating expenses. Other intangible assets, which are being amortized, are recorded at approximately $4.2 million at December 31, 2003 and 2002, which is net of accumulated amortization of $2.1 million and $1.7 million, respectively.

Other intangible assets with indefinite useful lives total $3.3 million and consist primarily of a future right to participate in the Illinois Horse Race Equity fund, which has not been amortized since the Arlington Park merger.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years is as follows:

Estimated Amortization Expense

2004	$472
2005	$472
2006	$472
2007	$472
2008	$437

6.	Income Taxes

Components of the provision for income taxes are as follows:
	2003	2002	2001
Currently payable:
Federal	$ 15,144	$ 14,917	$ 13,733
State & local	2,447	2,326	2,154

	17,591	17,243	15,887

Deferred:
Federal	(1,095)	(2,327)	(663)
State & local	(186)	(395)	(96)

	(1,281)	(2,722)	(759)

	$ 16,310	$ 14,521	$ 15,128

The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	2003	2002	2001
Federal statutory tax on
earnings before income tax	$14,157	$12,422	$13,021
State income taxes, net of
federal income tax benefit	1,591	1,555	1,401
Permanent differences and other	562	544	706

	$16,310	$14,521	$15,128

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Components of the Company’s deferred tax assets and liabilities are as follows:
	2003	2002
Deferred tax liabilities:
Property &equipment in excess of tax basis	$ 13,795	$ 13,194
Racing license in excess of tax basis	572	569
Other	753	487

Deferred tax liabilities	15,120	14,250

Deferred tax assets:
Deferred compensation plans	1,465	832
Allowance for uncollectible receivables	443	376
Deferred liabilities	2,682	1,314
Other	970	775

Deferred tax assets	5,560	3,297

Net deferred tax liability	$ 9,560	$ 10,953

Income taxes are classified in the balance sheet as follows:

Net non-current deferred tax liability	$ 13,327	$ 13,112
Net current deferred tax asset	(3,767)	(2,159)

	$ 9,560	$ 10,953

7.	Shareholders’ Equity

On March 19, 1998, the Company’s Board of Directors approved a shareholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company’s common stock. This plan expires on March 19, 2008.

8.	Employee Benefit Plans

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2003, 2002 and 2001 was approximately $971, $1,004, and $934 respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively-bargained retirement plans which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2,141, $2,100 and $1,869, respectively. The Company’s policy is to fund this expense as accrued.

The estimated present value of future payments under a supplemental benefit plan is charged to expense over the period of active employment of the employees covered under the plan. Supplemental benefit plan expense for the years ended December 31, 2003, 2002 and 2001 was approximately $100, $154 and $290, respectively.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan for the years ended December 31, 2003, 2002 and 2001 was approximately $73, $57 and $47 respectively.

9.	Long-Term Debt
The following table presents our long-term debt, including current portion, outstanding at December 31, 2003 and 2002.
	As of December 31,
	2003	2002

Long-term debt, current portion:
Other notes payable	$ 5,740	$ 508

Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	-
$200 million revolving credit facility	20,000	-
$250 million revolving credit facility	-	116,000
Other notes payable	1,096	6,840

Total long-term debt	$126,836	$123,348

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for working capital, future capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by the Company with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The current interest rate on the Company’s senior notes is equal to three month LIBOR plus 155 basis points. The weighted average interest rate on outstanding borrowings at December 31, 2003 was 2.41% and 2.71% for the $200.0 million revolving line of credit and senior notes, respectively. The weighted average interest rate on the $250.0 million revolving credit was 2.44% at December 31, 2002. These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 10. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. The Company repaid its previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

On December 2, 2001, the Company consummated a Partnership Interest Purchase Agreement with Centaur Racing, LLC (“Centaur”) for the sale of 15% of the Company’s partnership interest in Hoosier Park to Centaur. The transaction also included assignment to Centaur of an additional portion of the loan owed to the Company by Hoosier Park of approximately $3.6 million, of which the balance is $5.2 million at December 31, 2003 and 2002. The loan requires interest at prime plus 2% (6.00% and 6.25% at December 31, 2003 and 2002, respectively) payable monthly with principal due November 2004. The note is secured by 10% of the assets of Hoosier Park.

During 2001, CBT entered into a 5-year note payable, which expires in January 2007, bears interest at a fixed rate of 5.85%, and was secured by a general assignment of CBT’s assets. There was $1.6 million and $2.0 million outstanding on the note payable at December 31, 2003 and 2002, respectively. This note payable was subsequently paid in its entirety during January 2004.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Future aggregate maturities of long-term debt are as follows:

2004	$ 5,740
2005	512
2006	544
2007	40
2008	20,000
Thereafter	100,000

$126,836

10.	Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company entered into interest rate swap contracts with major financial institutions in March 2003. Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the variable rate debt described in Note 9. The interest rate received on the contracts is determined based on LIBOR at the end of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt. These contracts mature in March 2008.

The Company also had an interest rate swap, which matured in March 2003, on which the Company received a LIBOR-based variable rate and paid a fixed interest rate of 7.015% on a notional amount of $35.0 million.

Effective January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive earnings and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net income as interest expense over the next twelve months.

The Company recorded a cumulative-effect-type deferred net loss adjustment of $341 in accumulated other comprehensive earnings net of related tax benefit of $217 to recognize the fair value of these swaps upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify approximately $760 of the December 31, 2003 net loss (net of related tax benefit of $519) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the term of our current swap contracts.

11.	Operating Leases

The Company has a long term operating lease agreement for land in Arlington Heights, Illinois on which a portion of the backside facilities of Arlington Park is located and two operating lease agreements for Arlington Park OTBs. The Arlington lease on land expires in 2010 with an option to purchase, one OTB lease expires in 2006 with an option to extend the lease for an additional five years and another OTB lease expires in 2011, with an option to purchase.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

The Company also has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located and an operating lease for the Indianapolis off-track betting facility (“OTB”). The Anderson lease expires in 2013, with remaining options to extend the lease for two additional ten year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues.

The Company also leases certain totalisator and audio/visual equipment that are contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $5,712, $5,776 and $6,315 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $7,902, $7,823, and $8,392 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum operating lease payments are as follows:

Minimum Lease Payments

2004	$ 1,963
2005	1,890
2006	1,736
2007	1,153
2008	1,197
Thereafter	2,372

$10,311

12.	Stock-Based Compensation Plans

Employee Stock Options:

The Company sponsors the “Churchill Downs Incorporated 2003 Stock Option Plan” (the “03 Plan”), the “Churchill Downs Incorporated 1997 Stock Option Plan” (the “97 Plan”), and the “Churchill Downs Incorporated 1993 Stock Option Plan” (the “93 Plan”), also collectively referred to as “the Stock Option Plans.” These stock-based incentive compensation plans are described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Stock Option Plans. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are described in Note 1.

The Company is authorized to issue up to 0.5 million shares, 1.2 million shares and 0.4 million shares of common stock under the 03 Plan, 97 Plan and 93 Plan, respectively, pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to selected employees of the Company or any subsidiary.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 2003, 2002 and 2001. The stock options granted in those years have contractual terms of 10 years and generally vest three years from the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below:

	# of Shares Under Option	Weighted Average Exercise Price

Balance, December 31, 2000	773	$22.98
Granted	216	$27.50
Exercised	(65)	$19.35
Canceled/Forfeited	(24)	$27.58

Balance December 31, 2001	900	$24.20
Granted	209	$38.49
Exercised	(47)	$21.13
Canceled/Forfeited	(65)	$30.75

Balance December 31, 2002	997	$27.01
Granted	11	$34.57
Exercised	(79)	$24.66
Canceled/Forfeited	(45)	$32.79

Balance December 31, 2003	884	$26.94

The weighted average fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2003	2002	2001

Weighted average fair value at grant date	$18.72	$20.78	$13.07

Dividend yield	1.29%	1.30%	1.73%
Expected volatility	53.54%	55.10%	40.12%
Risk-free interest rate	3.54%	3.23%	6.25%
Expected option life (years)	8.1	8.1	8.6

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$12.32 to $16.42	14	2.0	$15.75	14	$15.75
$16.43 to $20.52	190	2.5	$19.00	190	$19.00
$20.53 to $24.63	172	4.5	$22.24	172	$22.24
$24.64 to $28.73	262	7.4	$27.45	111	$27.75
$28.74 to $32.84	66	5.7	$31.49	46	$32.08
$32.85 to $36.94	35	8.7	$35.54	-	-
$36.95 to $41.05	145	8.9	$38.94	-	-

TOTAL	884	5.9	$26.94	533	$22.91

At December 31, 2002, there were 476 options exercisable with a weighted average exercisable price of $21.88. At December 31, 2001, there were 372 options exercisable with a weighted average exercisable price of $21.01.

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

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

On the first day of each 12-month period, August 1, the Company offers to each eligible employee the opportunity to purchase common stock. Employees who elect to participate for each period have a designated percentage of their compensation withheld (after-tax) and applied to the purchase of shares of common stock on the last day of the period, July 31. The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted. The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period. No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25 thousand for each calendar year.

Under the Employee Stock Purchase Plan, the Company sold approximately 13 thousand shares of common stock to two hundred eighty-three employees pursuant to options granted on August 1, 2002, and exercised on July 31, 2003. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2003, can only be estimated because the 2003-plan year is not yet complete. The Company’s estimate of options granted in 2003 under the Plan is based on the number of shares sold to employees under the Plan for the 2002 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2003.

A summary of the status of the Company’s stock options under the Employee Stock Purchase Plan as of December 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below:

	# of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date

Balance, December 31, 2000	16	$19.60
Adjustment to prior year
estimated grants	(2)	$19.60
Granted	12	$24.71	$ 8.62

Exercised	(14)	$19.60
Canceled/Forfeited	-	-

Balance December 31, 2001	12	$24.71
Adjustment to prior year
estimated grants	-	-
Granted	13	$32.19	$12.63

Exercised	(12)	$24.70
Canceled/Forfeited	-	-

Balance December 31, 2002	13	$32.19
Adjustment to prior
year estimated grants	(1)	$23.19
Granted	15	$37.31	$8.09

Exercised	(12)	$31.70
Canceled/Forfeited	-	-

Balance December 31, 2003	15	$37.31

Return to Index

Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

13.	Fair Value of Financial Instruments

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

Interest Rate Swaps - The carrying amounts of the Company’s interest rate swaps are a payable of approximately $608, $374 and $3,764, at December 31, 2003, 2002 and 2001, respectively, using current interest rates at these dates.

14.	Commitments and Contingencies

The septic system at the Ellis Park facility must be replaced with a hook-up to city sewers. The cost of the hook-up, which Ellis Park has expanded in order to include the stabling area, is estimated by the city of Henderson, Kentucky to be $1.5 million. The project is expected to be completed during 2004.

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

The Company is also a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2003	2002	2001

Numerator for basic and diluted per share:	$24,138	$20,969	$22,076

Denominator for weighted average shares of
common stock outstanding per share:
Basic	13,189	13,123	13,081
Plus dilutive effect of stock options	203	236	132

Diluted	13,392	13,359	13,213

Earnings per common share:
Basic	$ 1.83	$ 1.60	$ 1.69
Diluted	$ 1.80	$ 1.57	$ 1.67

Options to purchase approximately 169, 18, and 63 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of earnings per common share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

Return to Index

16.	Segment Information
The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its seven OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Television Services and the Company’s various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the year ended December 31, 2003. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

Return to Index

The table below presents information about reported segments for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Net revenues from external customers:
Kentucky Operations	$ 84,010	$ 84,117	$ 85,067
Hollywood Park	75,239	81,177	83,160
Arlington Park	74,259	75,675	74,147
Calder Race Course	66,280	68,460	64,151
Hoosier Park	42,801	55,150	54,753
CDSN	77,423	70,461	61,849

Total racing operations	420,012	435,040	423,127
Other investments	2,889	2,692	2,763
Corporate revenues	1,332	1,110	1,003

	$ 424,233	$ 438,842	$ 426,893

Intercompany net revenues
Kentucky Operations	$ 25,531	$ 21,131	$ 18,860
Hollywood Park	12,795	12,719	11,444
Arlington Park	8,722	8,426	6,627
Calder Race Course	13,281	12,783	11,916
Hoosier Park	210	212	193

Total racing operations	60,539	55,271	49,040
Other investments	2,171	2,240	2,220
Corporate	984	1,456	1,271
Eliminations	(63,694)	(58,967)	(52,531)

	$ -	$ -	$ -

EBITDA:
Kentucky Operations	$ 18,093	$ 11,425	$ 19,173
Hollywood Park	8,268	12,717	12,995
Arlington Park	9,078	7,912	9,218
Calder Race Course	14,232	14,533	13,482
Hoosier Park	2,280	7,699	6,012
CDSN	18,912	16,982	14,568

Total racing operations	70,863	71,268	75,448
Other investments	1,457	(396)	1,315
Corporate	(6,484)	(7,195)	(7,530)
Eliminations	-	(62)	-

	$ 65,836	$ 63,615	$ 69,233

        Following is a reconciliation of total EBITDA to net earnings:

	December 31,
	2003	2002	2001
Total EBITDA	$ 65,836	$ 63,615	$ 69,233
Depreciation and amortization	(20,483)	(19,627)	(19,993)
Interest income (expense), net	(4,905)	(8,498)	(12,036)
Provision for income taxes	(16,310)	(14,521)	(15,128)

Net earnings	$ 24,138	$ 20,969	$ 22,076

Return to Index

        The table below presents total asset information about reported segments as of December 31, 2003 and 2002:

	As of December 31,
	2003	2002
Total Assets:
Kentucky Operations	$ 438,608	$ 396,998
Hollywood Park	148,379	150,627
Calder Race Course	88,675	87,498
Arlington Park	83,725	80,766
Hoosier Park	34,940	34,759
CDSN	11,018	11,018
Other investments	90,735	69,858

	896,080	831,524
Eliminations	(390,574)	(362,312)

	$ 505,506	$ 469,212

17.	Recent Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS 148, however, management does not currently expect to change its method of accounting treatment for stock options.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities which are subject to the provisions of FASB No. 150 for the first fiscal period beginning after December 15, 2003. Adoption of SFAS No. 150 did not impact the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all

Return to Index

new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management anticipates that the adoption of FIN 46 will not have an effect on the Company’s results of operations or financial position.

Return to Index

Supplementary Financial Information (Unaudited)
(In thousands, except per share data)				Common Stock Information
				(Per Share of Common Stock)

		Operating		Basic	Diluted
	Net	Income	Net Earnings	Earnings	Earnings
	Revenues	(Loss)	(Loss)	(Loss)	(Loss)	Dividends
2003	$ 424,233	$ 44,279	$ 24,138	$ 1.83	$ 1.80
Fourth Quarter	$ 92,691	$ 349	$ (274)	$ (0.02)	$ (0.02)	$ 0.50
Third Quarter	117,407	13,575	7,883	0.60	0.59
Second Quarter	180,414	48,284	28,025	2.13	2.09
First Quarter	33,721	(17,929)	(11,496)	(0.87)	(0.87)

2002	$ 438,842	$ 45,439	$ 20,969	$ 1.60	$ 1.57
Fourth Quarter	$ 109,739	$ 5,910	$ 1,987	$ 0.15	$ 0.15	$ 0.50
Third Quarter	125,568	15,692	7,909	0.60	0.59
Second Quarter	172,609	41,036	23,108	1.76	1.73
First Quarter	30,926	(17,199)	(12,035)	(0.92)	(0.92)

2001	$ 426,893	$ 49,582	$ 22,076	$ 1.69	$ 1.67
Fourth Quarter	$ 110,674	$ 9,657	$ 4,050	$ 0.31	$ 0.31	$ 0.50
Third Quarter	121,247	14,824	7,091	0.54	0.54
Second Quarter	163,257	40,483	21,895	1.67	1.66
First Quarter	31,715	(15,382)	(10,960)	(0.84)	(0.84)

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol CHDN. As of March 9, 2004, there were approximately 3,750 shareholders of record.

Quarterly earnings (loss) per share figures may not equal total earnings (loss) per share for the year due in part to the fluctuation of the market price of the stock.

The above table sets forth the high and low bid quotations (as reported by Nasdaq) and dividend payment information for the Company’s Common Stock during its last three years.

Return to Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES None
ITEM 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers of the Company” and “Audit Committee,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Ethics that applies to its CEO, CFO and employees performing similar functions. The Company has made the Code of Ethics available as Exhibit 14 to Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors - Compensation and Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Executive Compensation,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Return to Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV
ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2003, 2002 and 2001 are included in Part II, Item 8:
		Report of Independent Auditors	24
		Consolidated Balance Sheets	25
		Consolidated Statements of Net Earnings and Comprehensive Earnings	26
		Consolidated Statements of Shareholders' Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29-45

	(2)	Schedule VIII - Valuation and Qualifying Accounts	50
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

	(3)	For the list of required exhibits, see exhibit index.

(b)		Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

	(1)	Churchill Downs Incorporated furnished a Current Report on Form 8-K dated October 22, 2003, under Item 12, "Results of Operations and Financial Condition," furnishing our third quarter 2003 earnings release dated October 21, 2003.

(c)		Exhibits
		See exhibit index.

(d)		All financial statements and schedules except those items listed under items 15(a)(l) and (2) above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

Return to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED /s/Thomas H. Meeker Thomas H. Meeker President and Chief Executive Officer March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carl F. Pollard	/s/Thomas H. Meeker	/s/Michael E. Miller
Carl F. Pollard March 11, 2004 (Chairman of the Board)	Thomas H. Meeker President and Chief Executive Officer March 11, 2004 (Director and Principal Executive Officer)	Michael E. Miller Executive Vice President and Chief Financial Officer March 11, 2004 (Principal Financial and Accounting Officer)

/s/Charles W. Bidwill, Jr.	/s/Leonard S. Coleman, Jr.
Charles W. Bidwill, Jr.	Leonard S. Coleman, Jr.	Craig J. Duchossois
March 11, 2004	March 11, 2004	March 11, 2004
(Director)	(Director)	(Director)

/s/Richard L. Duchossois	/s/Robert L. Fealy	/s/J. David Grissom
Richard L. Duchossois	Robert L. Fealy	J. David Grissom
March 11, 2004	March 11, 2004	March 11, 2004
(Director)	(Director)	(Director)

	/s/Daniel P. Harrington	/s/Frank B. Hower, Jr.
Seth W. Hancock	Daniel P. Harrington	Frank B. Hower, Jr.
March 11, 2004	March 11, 2004	March 11, 2004
(Director)	(Director)	(Director)

/s/G. Watts Humphrey, Jr.	/s/Dennis D. Swanson	/s/Darrell R. Wells
G. Watts Humphrey, Jr.	Dennis D. Swanson	Darrell R. Wells
March 11, 2004	March 11, 2004	March 11, 2004
(Director)	(Director)	(Director)

Return to Index

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance, Beginning of Period	Charged to Expenses	Deductions	Balance, End of Period
Year ended December 31, 2003
Allowance for doubtful accounts receivable	$ 973	$ 303	$ (135)	$ 1,141
Purse Recapture Allowance *	-	1,016	-	1,016
Total Allowance	$ 973	$ 1,319	$ (135)	$ 2,157
Year ended December 31, 2002
Allowance for doubtful accounts receivable	$ 674	$ 486	$ (187)	$ 973
Year ended December 31, 2001
Allowance for doubtful accounts receivable	$ 540	$ 187	$ (53)	$ 674

        * Purse recapture allowance represents estimated impact of recovering a 2002 purse recapture at Arlington Park.

Return to Index

EXHIBIT INDEX
Numbers	Description	By Reference To
2(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999
(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999
(c)	Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.

Exhibit 2.3 to Report on Form 8-K dated April 23, 1999
(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No.333-79031)
(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999
(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Current Report on Form 8-K dated April 21, 1998
(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit 2(a) to report on Form 10-Q for the fiscal quarter ended September 30, 2001
(h)	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2000, as amended as of July 14, 2000, by and among Churchill Downs Incorporated, Duchossois Industries, Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc., and Turf Club of Illinois, Inc.

Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000
3(a)	Articles of Incorporation of Churchill Downs Incorporated as amended through July 18, 2003	Exhibit 3(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2003
(b)	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2003
4(a)	$100,000,000 Churchill Downs Incorporated Note Purchase Agreement for Floating Rate Senior Secured Notes, dated as of April 3, 2003	Exhibit 4(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003
(b)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998
(c)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated June 30, 2000
(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated September 13, 2000

Return to Index

10(a)	Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and Bank One, Kentucky, NA, a national banking association, as agent, dated April 3, 2003	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003
(b)	Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters

Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)
(c)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999
(d)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998
(e)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President *	Exhibit 10(m) to Report on Form 10-K for fiscal quarter ended March 31, 2003
(f)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)
(g)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal quarter ended December 31, 2003
(h)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993
(i)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994
(j)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997
(k)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002
(l)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995
(m)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001
(n)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000
(o)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

Return to Index

(p)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995
(q)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003
(r)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002
(s)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003
14	The Company's Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003
21	Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2002
23	Consent of PricewaterhouseCoopers LLP Independent Accountants	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2003
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2003
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2003
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2003

*Management contract or compensatory plan or arrangement.

