Form 10-Q
period 2004-03-31
CHURCHILL DOWNS INC
filed 2004-05-10
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of registrant’s common stock at May 5, 2004 was 13,283,983 shares.

Page 1

Return to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004 (unaudited)	December 31, 2003	March 31, 2003 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 14,924	$ 18,053	$ 11,713
Accounts receivable, net of allowance for doubtful accounts
of $1,119 at March 31, 2004 and $1,141 at December 31, 2003
and March 31, 2003	18,985	36,693	17,435
Deferred income taxes	4,252	3,767	2,513
Other current assets	16,507	4,120	16,834

Total current assets	54,668	62,633	48,495

Other assets	16,224	15,941	10,707
Plant and equipment, net	387,660	367,229	343,910
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,339	7,464	7,404

	$ 518,130	$ 505,506	$ 462,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 38,513	$ 34,466	$ 27,296
Accrued expenses	37,080	38,491	27,609
Dividends payable	-	6,625	-
Income taxes payable	-	1,016	-
Deferred revenue	31,135	18,050	28,579
Long-term debt, current portion	5,295	5,740	513

Total current liabilities	112,023	104,388	83,997

Long-term debt, due after one year	136,864	121,096	127,646
Other liabilities	12,461	11,719	12,997
Deferred income taxes	13,323	13,327	14,822

Total liabilities	274,671	250,530	239,462

Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,284 shares March 31,
2004, 13,250 shares December 31, 2003, and
13,168 shares March 31, 2003	129,522	128,583	126,302
Retained earnings	115,008	126,754	97,745
Accumulated other comprehensive loss	(1,071)	(361)	(754)

	243,459	254,976	223,293

	$ 518,130	$ 505,506	$ 462,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
for the three months ended March 31,
(Unaudited)
(in thousands, except per share data)

	2004	2003

Net revenues	$ 37,729	$ 35,719 (1)
Operating expenses	47,493	45,540 (1)

Gross loss	(9,764)	(9,821)

Selling, general and administrative expenses	9,078	8,108

Operating loss	(18,842)	(17,929)

Other income (expense):
Interest income	116	62
Interest expense	(1,384)	(1,827)
Miscellaneous, net	336	470

	(932)	(1,295)

Loss before income tax benefit	(19,774)	(19,224)

Income tax benefit	8,028	7,728

Net loss	$(11,746)	$(11,496)

Basic and diluted net loss per common share	$ (0.89)	$ (0.87)

Basic and diluted weighted average shares outstanding	13,257	13,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited)
(in thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(11,746)	$(11,496)
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	5,362	5,062
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	17,708	17,000
Other current assets	(12,387)	(10,845)
Accounts payable	812	(1,957)
Accrued expenses	(2,524)	(5,059)
Income taxes payable	(1,016)	(727)
Deferred revenue	13,085	13,703
Other assets and liabilities	455	2,003

Net cash provided by operating activities	9,749	7,684

Cash flows from investing activities:
Additions to plant and equipment, net	(20,311)	(8,657)

Net cash used in investing activities	(20,311)	(8,657)

Cash flows from financing activities:
Borrowings on bank line of credit	83,656	51,354
Repayments of bank line of credit	(66,792)	(46,423)
Decrease in long-term debt, net	(1,541)	(120)
Change in book overdraft	(2,204)	(3,780)
Proceeds from note receivable for common stock	-	65
Payment of dividends	(6,625)	(6,578)
Common stock issued	939	259

Net cash provided by (used in) financing activities	7,433	(5,223)

Net decrease in cash and cash equivalents	(3,129)	(6,196)
Cash and cash equivalents, beginning of period	18,053	17,909

Cash and cash equivalents, end of period	$ 14,924	$ 11,713

Supplemental cash flow disclosures:
Interest payments	$ 1,305	$ 1,699
Income tax payments	$ 875	$ 400
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$ 12,565	$ 1,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

1.	Restatement of Previously Issued Consolidated Financial Statements
Churchill Downs Incorporated (the “Company”) recently determined that it was classifying simulcast host fees incurred inconsistently. The Company imports simulcast horse racing from other racetracks and pays a fee for the signal (simulcast host fees incurred). The Company’s accounting policy has been to record the simulcast host fees incurred as expense. However, at certain of the Company’s racetracks, simulcast host fees incurred were netted against revenue. The consolidated financial statements have been restated to reclassify simulcast host fees incurred that were netted against revenue to operating expense for the quarter ended March 31, 2003. There is no change in gross profit, operating income or net earnings for any period as a result of this restatement.

The effect of the restatement is as follows:
	As Previously Stated	Adjustment	As Restated
Three Months ended March 31, 2003

Net revenues	$ 33,721	1,998	$ 35,719
Operating expenses	43,542	1,998	45,540

Gross loss	$(9,821)		$(9,821)

2.	Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the period ended December 31, 2003 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited.

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

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

3.	Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” the Company’s net loss and net loss per common share for the three months ended March 31, 2004 and 2003 would approximate the pro forma amounts presented below:

	Three Months Ended March 31,
	2004	2003

Net loss	$(11,746)	$(11,496)
Pro forma stock-based compensation expense, net of tax benefit	(189)	(385)

Pro forma net loss	$(11,935)	$(11,881)

Pro forma basic and diluted net loss per common share	$ (0.90)	$ (0.90)

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

4.	Long-Term Debt

The following table presents our long-term debt, including current portion:

	As of	As of	As of
	March 31, 2004	December 31, 2003	March 31, 2003
Long-term debt, current portion:
Other notes payable	$ 5,295	$ 5,740	$ 513

Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	100,000	-
$200 million revolving credit facility	36,864	20,000	-
$250 million revolving credit facility	-	-	120,929
Other notes payable	-	1,096	6,717

Total long-term debt	$142,159	$126,836	$128,159

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for working capital, capital improvements and potential acquisitions. The refinancing included a new $200.0 million revolving line of credit through a bank syndicate with a five-year term and $100.0 million in variable rate senior notes with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The interest rate on the line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The current interest rate on the senior notes is equal to three month LIBOR plus 155 basis points. The weighted average interest rate on outstanding borrowings at March 31, 2004 was 2.35% and 2.71% for the $200.0 million revolving line of credit and senior notes, respectively. The weighted average interest rate on the $250.0 million revolving credit facility was 2.27% at March 31, 2003. These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 4. The senior notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. The Company repaid its previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

5.	Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $60.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the variable rate debt described in Note 3. The interest rate received on the contracts is determined based on LIBOR at the end of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt. These contracts mature in March 2008.

The Company also had an interest rate swap, which matured in March 2003, on which the Company received a LIBOR-based variable rate and paid a fixed interest rate of 7.02% on a notional amount of $35.0 million.

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive earnings (loss) will be reclassified into net earnings (loss) as interest expense in the periods in which the related variable interest is paid.

Comprehensive loss consist of the following:
	Three months ended March 31,
	2004	2003
Net loss	$(11,746)	$(11,496)
Cash flow hedging (net of related tax benefit and of $485 in 2004 $355 in 2003)	(710)	(532)

Comprehensive loss	$(12,456)	$(12,028)

6.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the loss per common share computations:

	Three months ended March 31,
	2004	2003

Numerator for basic and diluted per share:	$(11,746)	$(11,496)

Denominator for weighted average shares of common stock outstanding per share:	13,257	13,159

Basic and diluted net loss per common share:	$ (0.89)	$ (0.87)

Options to purchase 147 and 999 shares for the three months ended March 31, 2004 and 2003, respectively, are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of net losses for the periods.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

7.	Goodwill and Other Intangible Assets

The Company performs testing of goodwill and indefinite lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2004, and no adjustment to the carrying value of goodwill was required. There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at March 31, 2004 and 2003 for Kentucky Operations, Calder Race Course and CDSN was $4.8 million, $36.4 million and $11.0 million, respectively.

The Company’s other intangible assets are comprised of the following:

	As of March 31,
	2004	2003
Illinois Horse Race Equity fund	$ 3,307	$ 3,307
Indiana racing license	2,085	2,085
Other various intangible assets	4,133	3,790

	9,525	9,182
Accumulated amortization	(2,186)	(1,778)

	$ 7,339	$ 7,404

Amortization expense for other intangibles of approximately $125 for the three months ended March 31, 2004 and $91 for the three months ended March 31, 2003 are classified in operating expenses. Other intangible assets, which are being amortized, are recorded at approximately $4.0 million and $4.1 million at March 31, 2004 and 2003, respectively, which are net of accumulated amortization of $2.2 million and $1.8 million at March 31, 2004 and 2003, respectively.

The Illinois Horse Race Equity fund intangible represents a future right to participate in a state provided subsidy, and has not been amortized since the Arlington Park merger.
Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:

Estimated Amortization Expense
2004	$472
2005	$472
2006	$472
2007	$472
2008	$437

8.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its eight OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and the other three Indiana simulcast facilities; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Television Services and the Company’s various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2003. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

The table below presents information about reported segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2004
Net revenues from external customers:
Kentucky Operations	$ 4,733	$ 4,898
Hollywood Park	5,099	4,969
Arlington Park	16,055	13,924 (1)
Calder Race Course	1,515	1,127 (1)
Hoosier Park	9,410	9,430
CDSN	879	843

Total racing operations	37,691	35,191
Other investments	38	528

	$ 37,729	$ 35,719

Intercompany net revenues:
Hollywood Park	$ 4	$ 4
Calder Race Course	284	248
Hoosier Park	7	4

Total racing operations	295	256
Other investments	145	144
Corporate	278	283
Eliminations	(718)	(683)

	$ -	$ -

EBITDA:
Kentucky Operations	$(6,176)	$(5,147)
Hollywood Park	(3,189)	(2,215)
Arlington Park	404	(1,469)
Calder Race Course	(2,652)	(2,667)
Hoosier Park	674	674
CDSN	(133)	219

Total racing operations	(11,072)	(10,605)
Other investments	15	35
Corporate	(2,087)	(1,827)

	$(13,144)	$(12,397)

(1) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

Following is a reconciliation of total EBITDA to net loss:

	Three Months Ended March 31,
	2004	2003
Total EBITDA	$(13,144)	$(12,397)
Depreciation and amortization	(5,362)	(5,062)
Interest income (expense), net	(1,268)	(1,765)
Income tax benefit	8,028	7,728

Net loss	$(11,746)	$(11,496)

        The table below presents total asset information about reported segments:

	As of	As of	As of
	March 31, 2004	December 31, 2003	March 31, 2003
Total assets:
Kentucky Operations	$452,406	$438,608	$400,610
Hollywood Park	143,747	148,379	143,559
Arlington Park	88,923	83,725	77,216
Calder Race Course	80,493	88,675	80,413
Hoosier Park	38,746	34,940	35,780
CDSN	11,018	11,018	11,018
Other investments	92,782	90,735	80,927

	908,115	896,080	829,523
Eliminations	(389,985)	(390,574)	(366,768)

	$518,130	$505,506	$462,755

Return to Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K for the year ended December 31, 2003, for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests.

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”). We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami, Florida. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at twelve simulcast wagering facilities in Kentucky, Indiana and Illinois, as well as at our six racetracks.

The Churchill Downs Simulcast Network (“CDSN”) provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Return to Index

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

Legislative and Regulatory Changes

The Indiana Horse Racing Commission (“IHRC”) is considering whether to prevent any Indiana betting facility from accepting wagers on thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities are offered the opportunity to accept wagers on such races. Pursuant to its statutory right under the Federal Interstate Horseracing Act of 1978, the Kentucky Horsemen’s Benevolent and Protective Association has withheld its consent and thereby blocked the Evansville OTB and Clarksville OTB, both owned by Indiana Downs, from accepting wagers on thoroughbred horse races run at Kentucky racetracks. To assist the IHRC in reaching a determination on the matter, the IHRC has asked the Indiana Department of Gaming Research to estimate the impact of simulcast wagering on live horse racing in Kentucky and Indiana. A report from the department is expected in the second quarter of 2004.

In Florida, The Floridians for a Level Playing Field, a coalition of harness and dog tracks, is seeking to place a question on the ballot for the November 2004 general election that would allow Dade and Broward counties to hold a referendum on the installation of slot machines at existing pari-mutuel sites in those respective counties. The Florida Supreme Court is expected to rule on the constitutionality of this initiative during the second quarter of 2004. If ruled constitutional, the coalition will proceed with the signature gathering effort required for the issue to be placed on the November 2004 ballot. Calder Race Course has been involved in this effort on a limited basis, and is awaiting the Supreme Court’s decision before deciding on its future level of participation.

In California, Hollywood Park is part of a coalition of racetracks and card clubs seeking to put the Gaming Revenue Act of 2004 on the November 2004 ballot. If passed, this initiative would direct the governor to re-negotiate all existing compacts with Indian tribes in California. If the tribes decline to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would be allowed to operate electronic gaming devices. The coalition submitted voter signatures required to place the initiative on the ballot for the November 2004 general election. The California Secretary of State has until June 24, 2004 to validate the signatures to certify the initiative for the ballot. Two lawsuits have been filed, challenging the constitutionality of the initiative.

Return to Index

Also in California, the horse industry has proposed legislation that would generate approximately $10 Million from a .5% increase in the commission or take out rate on exotic wagers. The revenue would be used to pay the cost of workers compensation insurance for backstretch workers and to provide a starter participation bonus. Governor Schwarzenegger vetoed a similar bill in January 2004 but a new bill, AB1835, has been introduced after working with the Governor’s staff to include revisions necessary to make the bill consistent with the Governor’s global solution to the workers’ compensation crisis in California. AB1835 passed the California Senate and the California Assembly and is now being considered for signature by the Governor.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares, under our merger agreement with Arlington Park. In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino. During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court. In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois. Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB. The date for final approval by the bankruptcy court and issuance of the license by the IGB is not known at this time.

It is anticipated that several bills will be filed in the 2004 session of the Illinois legislature, which would eliminate the statutory right of Arlington Park and the other Illinois racetracks to recapture amounts from their purse accounts. Since 2000, the Illinois General Assembly has appropriated money to reimburse each racetrack’s purse account for the amounts not recaptured from horsemen through reductions in future purses. However, the appropriation was vetoed by Illinois’s governor during 2002 and the General Assembly did not make the appropriations in 2003. Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent the tracks from recapturing purse amounts in any year where Illinois does not appropriate funds for reimbursement. Illinois horsemen filed a lawsuit against the IRB and the Illinois racetracks, including Arlington Park, challenging the recapture of purse account amounts and seeking reimbursement for the amounts recaptured, and the lawsuit was dismissed in favor of the Illinois racetracks during April 2004. Illinois horsemen have asked for an extension to appeal and the court is considering granting an extension. We have elected to continue to recapture amounts from purses due to horsemen while the litigation is pending.

In Kentucky, an excise tax credit for racetracks passed as part of the 2002-2004 state budget. The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004. During 2004 this will result in a $0.5 million credit against our excise tax liability and is earmarked for horsemen’s incentives and necessary capital improvements. A similar credit of $0.5 million was earned during the twelve months ended June 30, 2002. Due to shortfalls in the Kentucky state budget, it is not anticipated that the excise tax credit will be included in the 2004-2006 Kentucky state budget. However, the Kentucky General Assembly adjourned in April 2004 without passing a budget and the future status of the excise tax credit will not be determined until a final budget is approved.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability and worker’s compensation claims. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2003.

Return to Index

Our business can be impacted positively and negatively by legislative and regulatory changes and from alternative gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting standards.

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

Return to Index

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the three months ended March 31, 2004 and 2003, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (1)	Hoosier Park	CDSN
Pari-mutuel wagering:
Ontrack Live
2004 handle	-	-	$1,353	-	$ 337	-
2004 no. of days	-	-	2	-	8	-
2003 handle	-	-	$1,176	-	$ 267	-
2003 no. of days	-	-	2	-	7	-

Ontrack Import
2004 handle	-	-	$1,347	$ 11,628	$ 571	-
2004 no. of days	-	-	2	680	8	-
2003 handle	-	-	$1,113	$ 7,452	$ 638	-
2003 no. of days	-	-	2	540	7	-

Import Simulcasting
2004 handle	$35,477	$71,488	-	$127,315	$29,764	-
2004 no. of days	145	65	-	680	325	-
2003 handle	$37,764	$76,253	-	$ 99,430	$30,158	-
2003 no. of days	165	65	-	540	325	-
Number of OTB's	1	-	-	8	3	-

Intrastate Export
2004 handle	-	-	$ 736	-	$ 59	-
2004 no. of days	-	-	2	-	8	-
2003 handle	-	-	$ 686	-	$ 23	-
2003 no. of days	-	-	2	-	7	-

Interstate Export (2)
2004 handle	-	-	-	-	$ 3,388	$12,262
2004 no. of days	-	-	-	-	8	2
2003 handle	-	-	-	-	$ 1,963	$10,579
2003 no. of days	-	-	-	-	7	2

Other Wagering
2004 handle	-	-	$1,080	-	-	-
2003 handle	-	-	$ 854	-	-	-

Totals
2004 handle	$35,477	$71,488	$4,516	$138,943	$34,119	$12,262
2003 handle	$37,764	$76,253	$3,829	$106,882	$33,049	$10,579

Return to Index

	Kentucky Operations	Hollywood Park	Calder Race Course (4)	Arlington Park (4)	Hoosier Park	CDSN
Pari-mutuel revenues: (3)
2004 Revenues
Ontrack Live	-	-	$ 270	-	$ 61	-
Ontrack Import	-	-	249	$ 2,137	36	-
Import Simulcasting	$ 3,542	$ 1,430	-	11,378	5,369	-
Intrastate Export	-	-	75	-	-	-
Interstate Export	-	-	-	-	109	$ 357
Other Revenue	345	174	414	1,202	294	-

Total 2004 Revenue	$ 3,887	$ 1,604	$1,008	$ 14,717	$ 5,869	$ 357

2003 Revenues
Ontrack Live	-	-	$ 235	-	$ 48	-
Ontrack Import	-	-	201	$ 1,312	49	-
Import Simulcasting	$ 3,789	$ 1,675	-	10,001	5,447	-
Intrastate Export	-	-	72	-	-	-
Interstate Export	-	-	-	-	56	$ 314
Other Revenue	269	-	114	$ 1,293	161	-

Total 2003 Revenue	$ 4,058	$ 1,675	$ 622	$ 12,606	$ 5,761	$ 314

(1) Arlington Park’s eighth OTB opened during February 2004 and the seventh OTB opened during June 2003.

(2) CDSN export simulcasting includes all interstate handle activity at our live racing segments except Hoosier Park.

(3) Pari-mutuel revenues for live racing, export simulcasting and import simulcasting include commissions from wagering (net of state pari-mutuel taxes) and simulcast host fees from other wagering sites. Other revenues include source market fees from in-home wagering and other statutory racing revenues.

(4) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements of Item 1, Financial Statements, which is included in this Form 10-Q.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenues

Net revenues during the three months ended March 31, 2004 increased $2.0 million from $35.7 million in 2003 to $37.7 million in 2004. During January and February when there is no live racing in Illinois, the Illinois Racing Commission (“IRC”) appoints a Thoroughbred racetrack as the host track in Illinois. The IRC appointed Arlington Park as the host track in Illinois for 52 days during portions of January and February 2004 compared to 30 days during January 2003. Additionally, Arlington Park pari-mutuel revenues improved over the first quarter of 2003 as a result of the 2003 Illinois horsemen’s strike. The increase at Calder Race Course was primarily attributable to increased attendance and handle during January 2004 and increased source market fees.

Operating Expenses

Operating expenses increased $2.0 million from $45.5 million in 2003 to $47.5 million in 2004 primarily due to temporary facilities expense at our Kentucky Operations associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days as a result of the Churchill Downs racetrack facility renovation project, referred to as the “Master Plan.” Arlington Park purse expense increased $0.5 million consistent with increases in host track pari-mutuel revenues noted above.

Return to Index

Gross Loss

Gross losses were incurred in both periods as a result of limited live racing during the first quarter. During the first quarter of 2004 there were only two days of live racing at Calder Race Course and eight days of live racing at Hoosier Park. Live racing will be held at five of our six racetracks during the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $1.0 million from $8.1 million in 2003 to $9.1 million in 2004 primarily as a result of costs related to the California slot initiative and other costs related to development activities.

Other Income and Expense

Interest expense decreased $0.4 million in 2004 primarily due to a first quarter 2003 expense of $0.6 million for unamortized loan issuance cost written-off as a result of the refinancing of the credit facility in April 2003.

Income Tax Provision

Our income tax benefit increased slightly for the three months ended March 31, 2004, as compared to March 31, 2003, as a result of an increase in pre-tax losses and an increase in our currently estimated effective income tax rate from 40.2% in 2003 to 40.6% in 2004.

Significant Changes in the Balance Sheet March 31, 2004 to December 31, 2003

Accounts receivable balances decreased by $17.7 million in 2004 primarily due to the collection of 2003 race meet receivables for Calder Race Course and Hollywood Park with decreases in accounts receivables of $5.9 million and $5.3 million, respectively. Our Kentucky Operations had a decrease of $6.2 million primarily due to the collection of accounts receivables related to the 2004 Kentucky Derby and Kentucky Oaks.

Other current assets increased $12.4 million primarily as a result of the estimated income tax benefit associated with the first quarter net loss.

Net plant and equipment increased $20.4 million primarily as a result of capital expenditures of $19.9 million related to the Master Plan. Additional increases were due to capital spending at the other operating units offset by depreciation of $5.2 million.

Dividends payable decreased $6.6 million at March 31, 2004 due to the payment of dividends in the first quarter of 2004.

Deferred revenue increased $13.1 million at March 31, 2004, primarily due to the Jockey Club suite sales, corporate sponsor event tickets, season boxes, membership sales and future wagering related to the 2004 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2004.

Long-term debt increased $15.8 million as the result of additional borrowings primarily used to meet the capital needs of our Master Plan project during the first quarter.

Significant Changes in the Balance Sheet March 31, 2004 to March 31, 2003

Other assets increased $5.5 million primarily due to an increase in loan costs related to the refinancing of our revolving loan facility and long-term portions of Arlington Park’s real estate tax settlement and purse recapture amounts.

Net plant and equipment increased $43.8 million primarily as a result of capital expenditures of $40.4 million related to the Master Plan project. Additional increases were due to routine capital spending at our operating units offset by depreciation expense.

Return to Index

Accounts payable increased $11.2 million primarily due to costs related to the Master Plan project and timing of payments for purses payable related to Arlington Park being designated as the host track in Illinois.

Accrued expenses increased $9.5 million primarily due to costs related to the Master Plan project.

Our current portion of long-term debt increased due to the impending maturity of our Hoosier Park loan. During May 2004, the maturity on the Hoosier Park loan was extended to November 2014. The increase in total long-term debt is primarily a result of capital spending related to the Master Plan project offset by the use of current cash flows to reduce borrowings under our revolving line of credit.

Liquidity and Capital Resources

Cash flows provided by operations were $9.7 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively. Cash provided by operations increased slightly as compared to 2003 consistent with results from operations.

Cash flows used in investing activities were $20.3 million and $8.7 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 we used $14.5 million in cash for the Master Plan project. We are planning capital expenditures of approximately $101.0 million in 2004 including $82.0 million for the Master Plan project.

Cash flows provided by (used in) financing activities were $7.4 million and $(5.2) million for the three months ended March 31, 2004 and 2003, respectively, reflecting the additional spending requirements related to our Master Plan project which required us to borrow additional funds during 2004 compared to 2003.

During April 2003, we refinanced our revolving loan facility to meet our needs for funding working capital, capital improvements and potential acquisitions. The refinancing included a new $200.0 million revolving line of credit through a bank syndicate with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $136.9 million was outstanding in total at March 31, 2004. Both debt facilities are collateralized by substantially all of our assets. The interest rate on the line of credit borrowings is based upon LIBOR plus a spread of 125 to 225 additional basis points, which is determined by certain Company financial ratios. The interest rate on the senior notes is based upon LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both the bank facility and the senior notes contain financial covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth. We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

Return to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, we had $136.9 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.4 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions during March 2003. Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $60.0 million. Assuming the March 31, 2004, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2004, the Company instituted enhanced internal controls designed to ensure consistent classification of certain revenue and expense items for financial reporting. These changes were prompted by a recent discovery of an inconsistency among the Company’s operating units that heretofore allowed inconsistent classification of these items in the Company’s consolidated statements of net earnings. The Company will amend the Form 10-K for the fiscal year ended December 31, 2003 to restate such statements to reclassify certain expenses as operating expenses rather than an offset to reported net revenues. The Company’s gross profit, operating income, net earnings or net earnings per share are not affected by this reclassification.

Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Return to Index

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to shares of Common Stock repurchased by the Company during the quarter ended March 31, 2004:

Period	Total number of shares purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 1 1/1/04 - 1/31/04	-	-	-	-
Period 2 2/1/04 - 2/29/04	-	-	-	-
Period 3 3/1/04 - 3/31/04	2,536 (1)	$39.42	-	-

Total	2,536	$39.42	-	-

(1)	Shares of common stock were acquired from a stock option plan participant in payment of the exercise price on exercised stock options.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits

See exhibit index

B.	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission

	(1)	Churchill Downs Incorporated furnished a Current Report on Form 8-K dated February 18, 2004, under Items 7 and 12, “Financial Statements and Exhibits” and “Results of Operations and Financial Condition,” respectively, furnishing our fourth quarter 2003 earnings press release conference call transcript.

	(2)	Churchill Downs Incorporated furnished a Current Report on Form 8-K dated February 11, 2004, under Item 12, “Results of Operations and Financial Condition,” furnishing our fourth quarter and fiscal year ended December 31, 2003 earnings release dated February 10, 2004.

Return to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHURCHILL DOWNS INCORPORATED
May 10, 2003	/s/ Michael E. Miller Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)
May 10, 2003	/s/ Thomas H. Meeker Thomas H. Meeker Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX
Numbers	Description	By Reference To

3	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2003

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2004

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2004

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2004

Return to Index