Form 10-K/A
period 2003-12-31
CHURCHILL DOWNS INC
filed 2004-05-11
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(AMENDMENT)

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

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 2004 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 53-55.

EXPLANATORY NOTE
Churchill Downs Incorporated (the "Company") recently determined that it was classifying simulcast host fees incurred inconsistently. The Company imports simulcast horse racing from other racetracks and pays a fee for the signal (simulcast host fees incurred). The Company's accounting policy has been to record the simulcast host fees incurred as expense. However, at certain of the Company's racetracks, simulcast host fees incurred were netted against revenue. The Company is filing this Annual Report on Form 10-K/A to reclassify simulcast host fees incurred that were netted against revenue to operating expense for all annual and quarterly periods presented. The effect of this restatement is to increase pari-mutuel revenues and to increase operating expenses by $23,237,000, $23,275,000 and $21,197,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There is no change in gross profit, operating income or net earnings for any period as a result of this restatement.

The Items of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 which are amended and restated are as follows: Item 6 Consolidated Selected Financial Data; Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8 Financial Statements and Supplementary Data (including the Report of Independent Auditors, Consolidated Statements of Net Earnings, Notes to Consolidated Financial Statements for Segment Information (Note 16) and Supplementary Financial Information).

The remaining Items contained within this Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2003 in the form filed on March 15, 2004. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

Page 2

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

Part IV
Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K	50
	Signatures	51
	Schedule VIII - Valuation and Qualifying Accounts	52
	Exhibit Index	53

Incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 27, 2004.

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

Return to Index

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

Return to Index

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

Return to Index

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years ended December 31,

	2003	2002	2001	2000	1999

Operations:
Net revenues, as restated (1)	$447,470	$462,117	$448,090	$378,162	$268,307
Operating income	$44,279	$45,439	$49,582	$46,892	$32,775
Net earnings	$24,138	$20,969	$22,076	$19,164	$14,976
Basic net earnings per share	$1.83	$1.60	$1.69	$1.77	$1.74
Diluted net earnings per share	$1.80	$1.57	$1.67	$1.75	$1.72
Annual dividends paid per share	$.50	$.50	$.50	$.50	$.50
Balance Sheet Data at Period End:
Total assets	$505,506	$469,212	$473,418	$470,004	$398,046
Working capital surplus (deficiency)	$(41,755)	$(25,169)	$(34,694)	$(31,507)	$800
Long-term debt	$126,836	$123,348	$133,348	$158,040	$181,450
Other Data:
Shareholders' equity	$254,976	$234,997	$217,235	$202,485	$138,121
Shareholders' equity per share	$19.24	$17.86	$16.59	$15.55	$14.02
Additions to racing plant and equipment,
exclusive of business acquisitions, net	$40,855	$22,723	$14,626	$22,419	$12,083

(1)  The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in
       Note 1 to the Consolidated Financial Statements of Item 8, Financial Statements and Supplementary Data, which is included in this
Form 10-K/A.

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

Return to Index

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the years ended December 31, 2003 and 2002 is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park (1)	Calder Race Course	Arlington Park (2)	Hoosier Park	CDSN
Pari-mutuel wagering:
Live racing
2003 handle	$127,641	$160,624	$209,526	$96,414	$9,456
2003 no. of days	120	95	181	104	120
2002 handle	$137,725	$179,060	$218,569	$100,119	$13,657
2002 no. of days	123	100	181	106	158
Export simulcasting (3)
2003 handle	$49,870	$325,438	$274,344	$35,539	$122,133	$2,189,640
2003 no. of days	120	95	181	104	120	500
2002 handle	$43,230	$359,304	$285,139	$43,143	$111,770	$2,050,659
2002 no. of days	123	100	181	106	158	510
Import simulcasting
2003 handle	$112,874	$205,699	-	$414,671	$120,385
2003 no. of days	477	271	-	2,372	1,347
2002 handle	$128,501	$213,987	-	$387,165	$132,373
2002 no. of days	529	275	-	1,843	1,244
Number of OTBs	1	-	-	7	3
Totals
2003 handle	$290,385	$691,761	$483,870	$546,624	$251,974	$2,189,640
2002 handle	$309,456	$752,351	$503,708	$530,427	$257,800	$2,050,659

Return to Index

	Kentucky Operations	Hollywood Park (1)	Calder Race Course			Arlington Park	Hoosier Park		CDSN
Pari-mutuel revenues: (4)
2003 Revenues
Live racing	$15,677	$16,770	(5)	$33,444	(5)	$10,681		$1,026	-
Export simulcasting	3,211	13,930		38,095	(5)	3,291		3,581	$74,585
Import simulcasting	16,803	10,905		-		44,239	(5)	21,926	-
Other revenues	10,094	22,197	(5)	3,401		10,052		995	-

Total 2003 Revenues	$45,785	$63,802		$74,940		$68,263		$27,528	$74,585
2002 Revenues
Live racing	$16,681	$18,988	(5)	$34,860	(5)	$11,318		$1,416	-
Export simulcasting	2,740	16,081		39,842	(5)	3,661		3,160	$67,849
Import simulcasting	18,389	11,710		-		39,831	(5)	24,264	-
Other revenues	10,573	21,420	(5)	2,790		13,866		671	-

Total 2002 Revenues	$48,383	$68,199		$77,492		$68,676		$29,511	$67,849

(1)     In California, when a track is offering live racing, they are referred to as the “host track.” In the table above, Hollywood Park export includes handle for Hollywood Park races wagered in southern and northern California as well as out-of-state races wagered in southern California (excluding out-of-state races wagered at Hollywood Park). Hollywood Park export handle noted above that is not generated from Hollywood Park races includes $142,765 and $150,631 for 2003 and 2002, respectively, and related other revenues noted above include $14,821 and $15,859 for 2003 and 2002, respectively.

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

(5)     The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8, Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues

Net revenues decreased $14.6 million from $462.1 million in 2002 to $447.5 million in 2003. Kentucky Operations revenues increased $4.3 million primarily due to interstate export simulcast wagering resulting from record wagering for the Kentucky Derby and Kentucky Oaks days. CDSN revenues increased $7.0 million primarily due to increases in interstate export simulcast wagering and record wagering on the Kentucky Oaks and Kentucky Derby days. These increases were offset by a $9.5 million decrease in the Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs. Hoosier Park also had a decrease in pari-mutuel revenues of $2.0 million primarily due to 38 fewer live Standardbred race days. Hollywood Park’s revenue decrease of $6.0 million was primarily due to five fewer live race days during 2003, decreased wagering and attendance as well as higher California worker’s compensation costs resulting in smaller field sizes on races.

Net revenues decreased by $0.5 million at Arlington Park. During January and February when there is no live racing in Illinois, the IRB appoints a Thoroughbred racetrack as the host track in Illinois. The IRB appointed

Return to Index

Arlington Park as the host track in Illinois during a portion of January 2003 resulting in increased pari-mutuel revenues compared to the prior period. However, this increase was offset by decreased revenues due to two fewer live race days at Arlington Park as well as the impact of the Illinois harness strike during the first quarter of 2003. Calder Race Course also experienced decreased revenues of $2.1 million caused in part by reduced attendance and wagering after a smoking ban in Florida went into effect in mid-2003. Net revenues decreased less than the sum of the segment variances described above due to increases in intercompany eliminations of $4.7 million primarily due to increased CDSN simulcast wagering.

Operating Expenses

Operating expenses decreased $7.6 million from $376.8 million in 2002 to $369.2 million in 2003 primarily due to decreased purse expenses of $4.9 million at Hoosier Park consistent with the decrease in Indiana riverboat admissions subsidy noted above. Other direct racing expenses at Hoosier Park decreased $2.2 million primarily due to fewer days of racing, and Hollywood Park and Calder Race Course racing expenses decreased consistent with the decreases in pari-mutuel revenues. Kentucky Operations had an increase in purse expenses of $1.8 million consistent with the increase in pari-mutuel revenues.

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

Return to Index

Net Earnings

Net earnings for 2002 was reduced by a pre-tax asset impairment charge of $4.5 million. On an after-tax basis, the charge reduced earnings per share by $0.21 per share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

Net revenues increased $14.0 million from $448.1 million in 2001 to $462.1 million in 2002. Arlington Park revenues increased $3.3 million primarily as a result of five additional live race days and Calder Race Course revenues increased $7.2 million primarily as a result of an expanded live race meet resulting in ten additional live race days during 2002. Kentucky Operations revenues increased $1.3 million primarily due to an additional six days of live racing as well as record wagering for the Kentucky Oaks and Kentucky Derby. Hollywood Park pari-mutuel revenues increased $3.5 million primarily resulting from three additional live racing days in 2002. However, this increase was offset by a decrease in concessions revenues as a result of outsourcing Hollywood Park’s food service. CDSN revenues increased $8.6 million primarily due to increases in overall export simulcasting activity, as well as the additional days of racing and record wagering on the Kentucky Oaks and Kentucky Derby noted above. Net revenues increased less than the sum of the segment variances described above due to increases in intercompany eliminations of $6.4 million resulting from the increased CDSN simulcasting activity.

Operating Expenses

Operating expenses increased $10.1 million from $366.7 million in 2001 to $376.8 million in 2002 due to several factors, including a $3.2 million increase in 2002 business insurance expenses at all of our racetracks. Arlington Park, Calder Race Course and Kentucky Operations had increases in operating expenses from the increased number of live race days. Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002. Hollywood Park had increases in operating expenses from the increased number of live race days partially offset by decreases in operating expense for the outsourcing of its food service. Increases were partially offset by a decrease in amortization expense of $1.4 million related to the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 on January 1, 2002.

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

Return to Index

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

Return to Index

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

Return to Index

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

As described under the heading "Restatement of Previously Issued Consolidated Financial Statements" in Note 1, the Company has restated its previously issued Consolidated Financial Statements to revise the accounting for certain simulcast host fees.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky
March 3, 2004 (except for the matters disclosed in the first two paragraphs of Note 1, as to which the date is May 10, 2004)

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

The accompanying notes are an integral part of the consolidated financial statements

Return to Index

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
Years ended December 31,
(in thousands, except per share data)

	2003	2002	2001
Net revenues:
Net pari-mutuel wagering, as restated	$ 350,454	$ 355,885	$ 349,952
Non-wagering	97,016	106,232	98,138

	447,470	462,117	448,090

Operating expenses:
Purses	152,170	158,716	155,333
Other direct expenses, as restated	217,000	218,096	211,390

	369,170	376,812	366,723

Gross profit	78,300	85,305	81,367

Selling, general and administrative expenses	34,021	35,366	31,785

Asset impairment loss	-	4,500	-

Operating income	44,279	45,439	49,582

Other income (expense):
Interest income	1,316	332	566
Interest expense	(6,221)	(8,830)	(12,602)
Miscellaneous, net	1,074	(1,451)	(342)

	(3,831)	(9,949)	(12,378)

Earnings before provision for income taxes	40,448	35,490	37,204

Provision for income taxes	(16,310)	(14,521)	(15,128)

Net earnings	$ 24,138	$ 20,969	$ 22,076

Other comprehensive earnings, net of tax:

Net change related to cash flow hedges:
Cumulative effect of accounting change	-	-	(341)

Change in fair value of cash flow hedges	(139)	2,078	(1,959)

Comprehensive earnings	$ 23,999	$ 23,047	$ 19,776

Net earnings per common share data:
Basic	$ 1.83	$ 1.60	$ 1.69
Diluted	$ 1.80	$ 1.57	$ 1.67
Weighted average shares outstanding:
Basic	13,189	13,123	13,081
Diluted	13,392	13,359	13,213

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Restatement of Previously Issued Consolidated Financial Statements
Churchill Downs Incorporated (the “Company”) recently determined that it was classifying simulcast host fees incurred inconsistently. The Company imports simulcast horse racing from other racetracks and pays a fee for the signal (simulcast host fees incurred). The Company’s accounting policy has been to record the simulcast host fees incurred as expense. However, at certain of the Company’s racetracks, simulcast host fees incurred were netted against revenue. The consolidated financial statements have been restated to reclassify simulcast host fees incurred that were netted against revenue to operating expense for all periods presented. There is no change in gross profit, operating income or net earnings for any period as a result of this restatement.

The effects of the restatement are as follows:
	As Previously Stated	Adjustment	As Restated
Year ended December 31, 2003
Net revenues:
Net pari-mutuel wagering	$327,217	$23,237	$350,454
Non-wagering	97,016		97,016

	424,233		447,470

Operating expenses:
Purses	152,170		152,170
Other direct expenses	193,763	23,237	217,000

	345,933		369,170

Gross profit	$ 78,300		$ 78,300

Year ended December 31, 2002
Net revenues:
Net pari-mutuel wagering	$332,610	$ 23,275	$355,885
Non-wagering	106,232		106,232

	438,842		462,117

Operating expenses:
Purses	158,716		158,716
Other direct expenses	194,821	23,275	218,096

	353,537		376,812

Gross profit	$ 85,305		$ 85,305

Year ended December 31, 2001
Net revenues:
Net pari-mutuel wagering	$328,755	$ 21,197	$349,952
Non-wagering	98,138		98,138

	426,893		448,090

Operating expenses:
Purses	155,333		155,333
Other direct expenses	190,193	21,197	211,390

	345,526		366,723

Gross profit	$ 81,367		$ 81,367

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

Return to Index

The table below presents information about reported segments for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Net revenues from external customers:
Kentucky Operations	$ 84,010	$ 84,117	$ 85,067
Hollywood Park, as restated	78,839	84,933	86,815
Arlington Park, as restated	81,704	82,547	81,045
Calder Race Course, as restated	78,472	81,107	74,795
Hoosier Park	42,801	55,150	54,753
CDSN	77,423	70,461	61,849

Total racing operations	443,249	458,315	444,324
Other investments	2,889	2,692	2,763
Corporate revenues	1,332	1,110	1,003

	$ 447,470	$ 462,117	$ 448,090

Intercompany net revenues
Kentucky Operations	$ 25,531	$ 21,131	$ 18,860
Hollywood Park	12,795	12,719	11,444
Arlington Park	8,722	8,426	6,627
Calder Race Course	13,281	12,783	11,916
Hoosier Park	210	212	193

Total racing operations	60,539	55,271	49,040
Other investments	2,171	2,240	2,220
Corporate	984	1,456	1,271
Eliminations	(63,694)	(58,967)	(52,531)

	$ -	$ -	$ -

EBITDA:
Kentucky Operations	$ 18,093	$ 11,425	$ 19,173
Hollywood Park	8,268	12,717	12,995
Arlington Park	9,078	7,912	9,218
Calder Race Course	14,232	14,533	13,482
Hoosier Park	2,280	7,699	6,012
CDSN	18,912	16,982	14,568

Total racing operations	70,863	71,268	75,448
Other investments	1,457	(396)	1,315
Corporate	(6,484)	(7,195)	(7,530)
Eliminations	-	(62)	-

	$ 65,836	$ 63,615	$ 69,233

        Following is a reconciliation of total EBITDA to net earnings:

	December 31,
	2003	2002	2001
Total EBITDA	$ 65,836	$ 63,615	$ 69,233
Depreciation and amortization	(20,483)	(19,627)	(19,993)
Interest income (expense), net	(4,905)	(8,498)	(12,036)
Provision for income taxes	(16,310)	(14,521)	(15,128)

Net earnings	$ 24,138	$ 20,969	$ 22,076

Return to Index

        The table below presents total asset information about reported segments as of December 31, 2003 and 2002:

	As of December 31,
	2003	2002
Total Assets:
Kentucky Operations	$ 438,608	$ 396,998
Hollywood Park	148,379	150,627
Calder Race Course	88,675	87,498
Arlington Park	83,725	80,766
Hoosier Park	34,940	34,759
CDSN	11,018	11,018
Other investments	90,735	69,858

	896,080	831,524
Eliminations	(390,574)	(362,312)

	$ 505,506	$ 469,212

17.	Recent Accounting Pronouncements
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

Return to Index

Supplementary Financial Information (Unaudited)
(In thousands, except per share data)				Common Stock Information
				(Per Share of Common Stock)

	Net	Operating		Basic	Diluted
	Revenues, as	Income	Net Earnings	Earnings	Earnings
	restated (1)	(Loss)	(Loss)	(Loss)	(Loss)	Dividends
2003	$ 447,470	$ 44,279	$ 24,138	$ 1.83	$ 1.80
Fourth Quarter	$ 98,799	$ 349	$ (274)	$ (0.02)	$ (0.02)	$ 0.50
Third Quarter	123,953	13,575	7,883	0.60	0.59
Second Quarter	188,999	48,284	28,025	2.13	2.09
First Quarter	35,719	(17,929)	(11,496)	(0.87)	(0.87)

2002	$ 462,117	$ 45,439	$ 20,969	$ 1.60	$ 1.57
Fourth Quarter	$ 116,301	$ 5,910	$ 1,987	$ 0.15	$ 0.15	$ 0.50
Third Quarter	132,115	15,692	7,909	0.60	0.59
Second Quarter	180,908	41,036	23,108	1.76	1.73
First Quarter	32,793	(17,199)	(12,035)	(0.92)	(0.92)

2001	$ 448,090	$ 49,582	$ 22,076	$ 1.69	$ 1.67
Fourth Quarter	$ 117,338	$ 9,657	$ 4,050	$ 0.31	$ 0.31	$ 0.50
Third Quarter	127,624	14,824	7,091	0.54	0.54
Second Quarter	169,606	40,483	21,895	1.67	1.66
First Quarter	33,522	(15,382)	(10,960)	(0.84)	(0.84)

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

(1) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8, Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

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
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2003, 2002 and 2001 are included in Part II, Item 8:
		Report of Independent Auditors	25
		Consolidated Balance Sheets	26
		Consolidated Statements of Net Earnings and Comprehensive Earnings	27
		Consolidated Statements of Shareholders' Equity	28
		Consolidated Statements of Cash Flows	29
		Notes to Consolidated Financial Statements	30-47

	(2)	Schedule VIII - Valuation and Qualifying Accounts	52
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

CHURCHILL DOWNS INCORPORATED
May 10, 2004	/s/Thomas H. Meeker Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)
May 10, 2004	/s/Michael E. Miller Michael E. Miller Executive Vice President and Chief Finacial Officer (Principal Financial and Accounting Officer)

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

Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)
(c)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999
(d)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998
(e)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President *	Exhibit 10(m) to Report on Form 10-K for fiscal quarter ended March 31, 2003
(f)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)
(g)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal quarter ended December 31, 2003
(h)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993
(i)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994
(j)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997
(k)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002
(l)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995
(m)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001
(n)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000
(o)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

Return to Index

(p)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995
(q)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003
(r)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002
(s)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003
14	The Company's Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003
21	Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2002
23	Consent of PricewaterhouseCoopers LLP Independent Accountants	Exhibit 23 to Report on Form 10-K/A for the year ended December 31, 2003
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K/A for the year ended December 31, 2003
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K/A for the year ended December 31, 2003
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Exhibit 32 to Report on Form 10-K/A for the year ended December 31, 2003

*Management contract or compensatory plan or arrangement.

