Form 10-Q
period 2004-06-30
CHURCHILL DOWNS INC
filed 2004-08-06
CIK 20212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of registrant’s common stock at August 5, 2004 was 13,298,006 shares.

Return to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2004 (unaudited)	December 31, 2003	June 30, 2003 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 39,587	$ 18,053	$ 41,353
Accounts receivable, net of allowance for doubtful accounts
of $1,147 at June 30, 2004 and $1,141 at December 31, 2003
and $975 at June 30, 2003	49,717	36,693	45,695
Deferred income taxes	3,349	3,767	3,043
Other current assets	6,261	4,120	5,564

Total current assets	98,914	62,633	95,655

Other assets	15,474	15,941	11,962
Plant and equipment, net	403,191	367,229	347,699
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,178	7,464	7,313

	$ 576,996	$ 505,506	$ 514,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 76,040	$ 34,466	$ 64,435
Accrued expenses	43,918	38,491	35,853
Dividends payable	-	6,625	-
Income taxes payable	7,062	1,016	8,510
Deferred revenue	4,478	18,050	7,653
Long-term debt, current portion	-	5,740	472

Total current liabilities	131,498	104,388	116,923

Long-term debt, due after one year	146,079	121,096	119,811
Other liabilities	13,627	11,719	14,053
Deferred income taxes	13,318	13,327	13,103

Total liabilities	304,522	250,530	263,890

Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,295 shares June 30,
2004, 13,250 shares December 31, 2003, and
13,183 shares June 30, 2003	129,789	128,583	126,725
Retained earnings	142,436	126,754	125,770
Accumulated other comprehensive earnings (loss)	249	(361)	(1,517)

	272,474	254,976	250,978

	$ 576,996	$ 505,506	$ 514,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
for the six and three months ended June 30, 2004 and 2003
(Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$228,797	$224,718	$191,068	$188,999
Operating expenses	181,079	177,524	133,586	131,984

Gross profit	47,718	47,194	57,482	57,015

Selling, general and administrative expenses	19,163	16,839	10,085	8,731

Operating income	28,555	30,355	47,397	48,284

Other income (expense):
Interest income	201	135	85	73
Interest expense	(2,558)	(3,306)	(1,174)	(1,479)
Miscellaneous, net	840	643	504	173

	(1,517)	(2,528)	(585)	(1,233)

Earnings before provision for income taxes	27,038	27,827	46,812	47,051

Provision for income taxes	(11,356)	(11,298)	(19,384)	(19,026)

Net earnings	$15,682	$16,529	$27,428	$28,025

Net earnings per common share data:
Basic	$1.18	$1.26	$2.06	$2.13
Diluted	$1.17	$1.24	$2.04	$2.09
Weighted average shares outstanding:
Basic	13,272	13,167	13,287	13,174
Diluted	13,460	13,367	13,473	13,380
The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited)
($ in thousands)

	2004	2003
Cash flows from operating activities:
Net earnings	$ 15,682	$ 16,529
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	10,819	10,171
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(13,024)	(11,260)
Other current assets	(2,141)	424
Accounts payable	39,272	34,928
Accrued expenses	10,035	1,891
Income taxes payable	6,046	7,783
Deferred revenue	(13,572)	(7,223)
Other assets and liabilities	2,406	1,857

Net cash provided by operating activities	55,523	55,100

Cash flows from investing activities:
Additions to plant and equipment, net	(47,828)	(19,074)

Net cash used in investing activities	(47,828)	(19,074)

Cash flows from financing activities:

Repayments of revolving loan facility for refinancing	-	(120,929)
Proceeds from senior notes, net of expenses	-	98,229
Borrowings on bank line of credit	196,295	172,453
Repayments of bank line of credit	(175,434)	(154,310)
Decrease in long-term debt, net	(1,618)	(279)
Change in book overdraft	15	(1,915)
Proceeds from note receivable for common stock	-	65
Payment of dividends	(6,625)	(6,578)
Common stock issued	1,206	682

Net cash provided by (used in) financing activities	13,839	(12,582)

Net increase in cash and cash equivalents	21,534	23,444
Cash and cash equivalents, beginning of period	18,053	17,909

Cash and cash equivalents, end of period	$ 39,587	$ 41,353

Supplemental cash flow disclosures:
Interest	$ 2,960	$ 3,398
Income tax	$ 3,009	$ 3,442
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$ 5,915	$ 233

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated's (the "Company") annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2003 for further information. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant's customary accounting practices and have not been audited.

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

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation" the Company's net earnings and net earnings per common share for the six and three months ended June 30, 2004 and 2003 would approximate the pro forma amounts presented below:

	Six Months Ended June 30,
	2004	2003
Net earnings	$15,682	$16,529
Pro forma stock-based compensation expense,
net of tax benefit	(869)	(922)

Pro forma net earnings	$14,813	$15,607

Pro forma net earnings per common share:
Basic	$1.12	$1.19
Diluted	$1.10	$1.17

	Three Months Ended June 30,
	2004	2003
Net earnings	$27,428	$28,025
Pro forma stock-based compensation expense,
net of tax benefit	(681)	(539)

Pro forma net earnings	$26,747	$27,486

Pro forma net earnings per common share:
Basic	$2.01	$2.09
Diluted	$1.99	$2.05

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

3.	Long-Term Debt

The following table presents our long-term debt, including current portion:

	As of	As of	As of
	June 30, 2004	December 31, 2003	June 30, 2003
Long-term debt, current portion:
Other notes payable	$ -	$ 5,740	$ 472

Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	100,000	100,000
$200 million revolving credit facility	40,861	20,000	13,214
Other notes payable	5,218	1,096	6,597

Total long-term debt	$146,079	$126,836	$120,283

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for working capital, capital improvements and potential acquisitions. The refinancing included a new $200.0 million revolving line of credit through a bank syndicate with a five-year term and $100.0 million in variable rate senior notes with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. The interest rate on the line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The current interest rate on the senior notes is equal to three month LIBOR plus 155 basis points. The weighted average interest rate on outstanding borrowings for the $200.0 million revolving line of credit was 2.44% and 2.51% at June 30, 2004 and 2003, respectively. The weighted average interest rate on outstanding borrowings for the $100.0 million senior notes was 2.71% and 2.66% at June 30, 2004 and 2003, respectively. These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 4. The senior notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth.

4.	Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $100.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.68% on $100.0 million of the variable rate debt described in Note 3. The interest rate received on the contracts is determined based on LIBOR near the end of each calendar quarter, which is consistent with the variable rate determination on the underlying debt. Terms of the swaps are as follows:

Notional Amount	Termination Date	Fixed Rate
$20 million	July 2006	3.24%	(1)
$20 million	March 2008	3.54%
$15 million	March 2008	3.55%
$25 million	March 2008	3.54%
$20 million	March 2010	4.55%	(1)

(1) The two interest rate swap contracts noted above were entered into during June 2004.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements. Gains and losses on these swaps that are recorded in other comprehensive earnings will be reclassified into net earnings as interest expense in the periods in which the related variable interest is paid.

Comprehensive earnings consist of the following:
	Six months ended June 30,
	2004	2003
Net Earnings	$ 15,682	$ 16,529
Cash flow hedging (net of related tax provision
of $417 in 2004 and tax benefit of $885 in 2003)	610	(1,295)

Comprehensive earnings	$ 16,292	$ 15,234

	Three months ended June 30,
	2004	2003
Net Earnings	$ 27,428	$ 28,025
Cash flow hedging (net of related tax provision
of $902 in 2004 and tax benefit of $530 in 2003)	1,320	(763)

Comprehensive earnings	$ 28,748	$ 27,262

5.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Numerator for basic and diluted earnings per share:	$15,682	$16,529	$27,428	$28,025

Denominator for weighted average shares of common
stock outstanding per share:
Basic	13,272	13,167	13,287	13,174
Plus dilutive effect of stock options	188	200	186	206

Diluted	13,460	13,367	13,473	13,380

Earnings per common share:
Basic	$1.18	$1.26	$2.06	$2.13
Diluted	$1.17	$1.24	$2.04	$2.09

Options to purchase 145 and 178 shares for the periods ended June 30, 2004 and 2003, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

6.	Goodwill and Other Intangible Assets

There has been no change to the carrying value of the Company’s net goodwill since January 1, 2002. Net goodwill at June 30, 2004 and 2003 for Kentucky Operations, Calder Race Course and CDSN was $4.8 million, $36.4 million and $11.0 million, respectively.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The Company’s other intangible assets are comprised of the following:
As of June 30, 2004	As of December 31, 2003	As of June 30, 2003
Illinois Horse Race Equity fund	$3,307	$3,307	$3,307
Indiana racing license	2,085	2,085	2,085
Other various intangible assets	4,093	4,133	3,790

	9,485	9,525	9,182
Accumulated amortization	(2,307)	(2,061)	(1,869)

	$7,178	$7,464	$7,313

Amortization expense for other intangibles of approximately $246 and $182 for the six months ended June 30, 2004 and 2003, respectively, are classified in operating expenses. Other intangible assets, which are being amortized, are recorded at approximately $3.9 million and $4.0 million at June 30, 2004 and 2003, respectively, which are net of accumulated amortization of $2.3 million and $1.9 million at June 30, 2004 and 2003, respectively.

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
The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack, Louisville Trackside and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its eight off-track betting facilities ("OTBs"); (5) Hoosier Park racetrack and its on-site simulcast facility and three Indiana OTBs; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions and the Company's various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The table below presents information about reported segments for the six months ended June 30, 2004 and 2003:
	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net revenues from external customers:
Kentucky Operations	$61,625	$57,852	$56,892	$52,954
Hollywood Park	45,527	44,234	40,428	39,265
Arlington Park	40,062	37,996	24,007	24,072
Calder Race Course	23,675	24,003	22,160	22,876
Hoosier Park	20,603	20,451	11,193	11,021
CDSN	36,043	37,988	35,164	37,145

Total racing operations	227,535	222,524	189,844	187,333
Other investments	238	1,253	200	725
Corporate revenues	1,024	941	1,024	941

	$228,797	$224,718	$191,068	$188,999

Intercompany net revenues:
Kentucky Operations	$15,559	$16,229	$15,559	$16,229
Hollywood Park	6,918	6,906	6,914	6,902
Arlington Park	2,200	2,732	2,200	2,732
Calder Race Course	3,276	3,585	2,992	3,337
Hoosier Park	50	37	43	33

Total racing operations	28,003	29,489	27,708	29,233
Other investments	845	899	700	755
Corporate expenses	544	552	266	269
Eliminations	(29,392)	(30,940)	(28,674)	(30,257)

	$-	$-	$-	$-

EBITDA:
Kentucky Operations	$23,927	$23,270	$30,103	$28,417
Hollywood Park	5,447	7,339	8,636	9,554
Arlington Park	3,344	958	2,940	2,427
Calder Race Course	808	1,462	3,460	4,129
Hoosier Park	1,228	1,219	554	545
CDSN	8,613	9,363	8,746	9,144

Total racing operations	43,367	43,611	54,439	54,216
Other investments	647	466	632	431
Corporate expenses	(3,794)	(2,908)	(1,707)	(1,081)
Eliminations	(6)	-	(6)	-

	$40,214	$41,169	$53,358	$53,566

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the six months ended June 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

Following is a reconciliation of total EBITDA to net earnings:
	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total EBITDA	$40,214	$41,169	$53,358	$53,566
Depreciation and amortization	(10,819)	(10,171)	(5,457)	(5,109)
Interest income (expense), net	(2,357)	(3,171)	(1,089)	(1,406)
Provision for income taxes	(11,356)	(11,298)	(19,384)	(19,026)

Net earnings	$15,682	$16,529	$27,428	$28,025

The table below presents total asset information about reported segments:

Total assets:
	As of June 30, 2004	As of December 31, 2003	As of June 30, 2003
Kentucky Operations	$475,338	$438,608	$416,327
Hollywood Park	174,077	148,379	175,619
Arlington Park	88,634	83,725	83,640
Calder Race Course	88,164	88,675	86,438
Hoosier Park	37,911	34,940	35,444
CDSN	11,018	11,018	11,018
Other investments	101,929	90,735	89,558

	977,071	896,080	898,044
Eliminations	(400,075)	(390,574)	(383,176)

	$576,996	$505,506	$514,868

Return to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and California racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with our Customer Relationship Management initiatives; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003, for further information.

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

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals by patrons at our racetracks during our live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our off-track betting facilities (“OTBs”) throughout the year. Export handle includes all patron wagers made on our live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or account wagering, consist of patron wagers through an advance deposit account.

Legislative and Regulatory Changes

During the first half of 2004, the Indiana Horse Racing Commission (“IHRC”) considered whether to prevent any Indiana betting facility from accepting wagers on thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities were offered the opportunity to accept wagers on such races. Pursuant to its statutory right under the Federal Interstate Horseracing Act of 1978, the Kentucky Horsemen’s Benevolent and Protective Association withheld its consent and thereby prevented the Evansville OTB and Clarksville OTB, both owned by Indiana Downs, from accepting wagers on thoroughbred horse races run at Kentucky racetracks. To assist the IHRC in reaching a determination on the matter, the IHRC asked the Indiana Department of Gaming Research (“IDGR”) to estimate the impact of simulcast wagering on live horse racing in Kentucky and Indiana. The IDGR issued a report in June 2004, which concluded the racing industry in both states would lose money if none of Indiana’s pari-mutuel facilities received Kentucky’s racing signals. As a result, at its July 1, 2004 meeting the IHRC decided not to ban Kentucky simulcast signals at Indiana racetracks. Indiana Downs has requested the IHRC to reconsider its decision.

In Florida, Yes for Local Control (formerly known as The Floridians for a Level Playing Field), a coalition of pari-mutuel facilities, including Calder Race Course, has successfully gathered the necessary petition signatures to place a question on the ballot for the November 2004 general election to allow Dade and Broward counties to hold a referendum on the installation of slot machines at existing pari-mutuel sites in those respective counties. The Florida Supreme Court upheld the constitutionality of this initiative in May, 2004. The ballot question was officially certified as initiative number 4 by the Florida Secretary of State on July 21, 2004. On July 23, 2004, a suit was filed against the Florida Division of Elections challenging the format of the initiative petition. Calder Race Course is committed to fund a pro-rata share of the initiative costs.

In California, Hollywood Park is part of a coalition of racetracks and card clubs behind the Gaming Revenue Act of 2004, which is slated for the November 2004 ballot. If passed, this initiative would direct the governor to re-negotiate all existing compacts with Native American tribes in California. If the tribes decline to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would be allowed to operate electronic gaming devices. The California Secretary of State certified the initiative, titled Proposition 68, for the ballot on June 2, 2004. Two lawsuits filed to challenge the constitutionality of the initiative have now been dismissed. However, the initiative faces opposition from Governor Schwarzenegger and numerous Indian tribes. Gov. Schwarzenegger recently signed new state compacts with five Native American tribes estimated to provide over $1 billion to the state budget while allowing tribes to expand their slot operations.

Return to Index

In addition to Proposition 68 noted above, Proposition 70 also known as The Indian Gaming Fair-Share Revenue Act of 2004, will be on the November ballot. Proposition 70 would permit an unlimited expansion of Native American gaming and call for tribes to pay an 8.8% tax on gaming revenue. Proposition 70 has been endorsed by members of the California Nations Indian Gaming Association. However, the initiative also faces opposition from Governor Schwarzenegger. If both Proposition 68 and Proposition 70 pass, then the proposition with the most votes would become effective.

Also in California, legislation recently passed which is estimated to generate approximately $10 million annually from a .5% increase in the commission or take out rate on exotic wagers placed on California races. The revenue will be used to pay the cost of workers compensation insurance for backstretch workers and to provide a starter participation bonus. Governor Schwarzenegger signed AB1835 on May 14, 2004.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc., to a maximum of 1.25 million shares, under our merger agreement with Arlington Park. In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino. During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court. In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois. Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB. The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.

As anticipated, bills were filed in the 2004 session of the Illinois legislature to eliminate the statutory right of Arlington Park and the other Illinois racetracks to recapture amounts from their purse accounts. However none of those bills advanced during the session. Since 2000, the Illinois General Assembly has appropriated money to reimburse each racetrack’s purse account for the amounts not recaptured from horsemen through reductions in future purses. However, the appropriation was vetoed by Illinois’s governor during 2002 and the General Assembly did not make the appropriations in 2003. Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent the tracks from recapturing purse amounts in any year where Illinois does not appropriate funds for reimbursement. Illinois horsemen filed a lawsuit against the IRB and the Illinois racetracks, including Arlington Park, challenging the recapture of purse account amounts and seeking reimbursement for the amounts recaptured, and the lawsuit was dismissed in favor of the Illinois racetracks during April 2004. The case was dismissed during July 2004, and plaintiffs have until August 2004 in which to file their appeal. Additionally, Illinois horsemen have filed a new lawsuit challenging the 2004 recapture amount. We have elected to continue to recapture amounts from purses due to horsemen while the litigation is pending.

In Kentucky, racetracks with on-track average daily handle of $1.2 million or more pay an excise tax equal to 3.5% of on-track handle while tracks with on-track average daily handle that does not meet the $1.2 million threshold pay an excise tax of 1.5% of on-track handle. To mitigate the disparity of treatment between larger tracks such as Churchill Downs and other Kentucky racetracks we successfully pursued legislation creating an excise tax credit for racetracks as part of the 2002-2004 state budget. The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004. However, average daily wagering at Churchill Downs racetrack fell below the $1.2 million threshold for the state’s fiscal year ended June 30, 2004, which resulted in a drop in our excise tax rate from 3.5% to 1.5% for the year. As a result, the excise tax credit did not apply to Churchill Downs racetrack and a refund of tax payments has been requested of the Kentucky Revenue Cabinet.

We are currently pursuing the excise tax credit in the 2004-2006 state budget but due to revenue shortfalls in Kentucky, it is not anticipated that the excise tax credit will be included in the 2004-2006 Kentucky state budget. The Kentucky General Assembly adjourned in April 2004 without passing a budget. The future status of the excise tax credit will not be determined until a final budget is approved.

Return to Index

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability and worker’s compensation claims. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s Form 10-K, as amended by Form 10-K/A for the year ended December 31, 2003.

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

Return to Index

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the six months ended June 30, 2004 and 2003, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (1)	Hoosier Park	CDSN
Pari-mutuel wagering:
On-track Live
2004 handle	$ 69,342	$ 54,956	$ 20,951	$ 17,654	$ 2,634	-
2004 no. of days	48	51	49	35	60	-
2003 handle	$ 76,995	$ 58,178	$ 22,139	$ 19,469	$ 2,208	-
2003 no. of days	47	50	51	39	50	-

On-track Import
2004 handle	$ 15,231	$ 34,156	$ 40,081	$ 25,379	$ 5,335	-
2004 no. of days	48	51	49	87	60	-
2003 handle	$ 12,667	$ 34,843	$ 42,421	$ 22,084	$ 4,837	-
2003 no. of days	47	50	51	69	50	-

Import Simulcasting
2004 handle	$ 51,157	$ 96,231	-	$247,840	$ 57,740	-
2004 no. of days	279	129	-	1,408	612	-
2003 handle	$ 54,691	$102,039	-	$220,593	$ 59,616	-
2003 no. of days	259	130	-	1,099	620	-
Number of Trackside/OTBs	1	-	-	8	3	-

Intrastate Export
2004 handle	$ 21,710	$ 81,705	$ 13,016	$ 12,534	$ 451	-
2004 no. of days	48	51	49	35	60	-
2003 handle	$ 20,892	$ 83,192	$ 14,715	$ 14,599	$ 278	-
2003 no. of days	47	50	51	39	50	-

Interstate Export (2)
2004 handle	-	-	-	-	$ 37,128	$910,545
2004 no. of days	-	-	-	-	60	183
2003 handle	-	-	-	-	$ 26,506	$991,099
2003 no. of days	-	-	-	-	50	187

Other Wagering
2004 handle	$ 36,537	$108,587	$ 72,191	-	-	-
2003 handle	$ 33,401	$100,831	$ 70,823	-	-	-

Totals
2004 handle	$193,977	$375,635	$146,239	$303,407	$103,288	$910,545
2003 handle	$198,646	$379,083	$150,098	$276,745	$ 93,445	$991,099

Return to Index

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (1)	Hoosier Park	CDSN
Pari-mutuel revenues: (3)
2004 Revenues
On-track Live	$ 10,711	$ 8,563	$ 4,157	$ 3,261	$ 486	-
On-track Import	2,805	4,368	7,157	4,604	300	-
Import Simulcasting	4,526	1,925	-	21,797	10,818	-
Intrastate Export	1,863	7,735	1,564	1,040	14	-
Interstate Export	-	-	-	-	1,067	$ 34,578
Other Revenue	4,757	14,503	9,845	4,338	644	-

Total 2004 Revenue	$ 24,662	$ 37,094	$ 22,723	$ 35,040	$ 13,329	$ 34,578

2003 Revenues
On-track Live	$ 10,965	$ 8,955	$ 4,416	$ 3,605	$ 403	-
On-track Import	2,127	4,407	7,590	3,824	289	-
Import Simulcasting	5,745	2,250	-	20,332	11,048	-
Intrastate Export	1,415	7,811	1,803	1,191	8	$ 36,486
Interstate Export	-	-	-	-	764
Other Revenue	4,196	12,441	9,130	4,474	383	-

Total 2003 Revenue	$ 24,448	$ 35,864	$ 22,939	$ 33,426	$ 12,895	$ 36,486
(1)	Arlington Park’s eighth OTB opened during February 2004 and the seventh OTB opened during June 2003.

(2)	CDSN export simulcasting includes all interstate handle activity at our live racing segments except Hoosier Park.

(3)

Pari-mutuel revenues for live racing, export simulcasting and import simulcasting include commissions from wagering (net of state pari-mutuel taxes) and simulcast host fees from other wagering sites. Other revenues include source market fees from in-home wagering and other statutory racing revenues.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenues

Net revenues during the six months ended June 30, 2004 increased $4.1 million from $224.7 million in 2003 to $228.8 million in 2004. Kentucky Operations increased $3.1 million primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days partially offset by a decrease in pari-mutuel revenues attributable to inclement weather and reduced attendance resulting from the impact of the Churchill Downs racetrack facility renovation project, referred to as the “Master Plan” project. During January and February when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) appoints a thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 52 days during portions of January and February 2004 compared to 30 days during January 2003. Additionally, Arlington Park pari-mutuel revenues improved in 2004 as a result of the 2003 Illinois horsemen’s strike which negatively affected wagering in 2003. The decrease at Calder Race Course was primarily attributable to two fewer live race days during 2004 compared to 2003. Hollywood Park revenues increased primarily due to one additional day of live racing in 2004 compared to 2003 plus incremental source market revenues. CDSN revenues also decreased $1.9 million primarily due to fewer live race days at Arlington Park and Calder Race Course as well as the impact of inclement weather at our Kentucky Operations and Arlington Park. CDSN revenues also decreased during 2004 resulting from CDSN's unusually strong activity during 2003 compared to New York Racing Association ("NYRA") activity, which experienced poor weather conditions during 2003.

Return to Index

Operating Expenses

Operating expenses increased $3.6 million from $177.5 million in 2003 to $181.1 million in 2004. Kentucky Operations increased $2.9 million primarily due to temporary facilities expense associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days plus increased expense associated with our Personal Seats Licensing activity. Hollywood Park increased $2.0 million resulting from purse and racing related expense increases consistent with increases in pari-mutuel revenues as well as increased insurance costs and property taxes and the timing of special events costs early in the 2004 Spring Meet. CDSN expenses decreased $1.5 million consistent with decreases in pari-mutuel revenues noted above.

Gross Profit

Gross profit increased $0.5 million from $47.2 million in 2003 to $47.7 million in 2004 primarily due to incremental Jockey Club luxury suite sales and revenue growth during 2004 as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $2.4 million from $16.8 million in 2003 to $19.2 million in 2004 primarily as a result of costs related to the California voter initiative for alternative gaming and corporate expenses related to the Customer Relationship Management (“CRM”) project.

Other Income and Expense

Interest expense decreased $0.7 million in 2004 primarily due to a first quarter 2003 expense of $0.6 million for unamortized loan issuance cost written-off as a result of the refinancing of the credit facility in April 2003.

Income Tax Provision

Our income tax provision increased $0.1 million as a result of an increase in our currently estimated effective income tax rate from 40.6% in 2003 to 42.0% in 2004 partially offset by a decrease in pre-tax earnings.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenues

Net revenues during the three months ended June 30, 2004 increased $2.1 million from $189.0 million in 2003 to $191.1 million in 2004. Kentucky Operations increased primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days. Hollywood Park revenues increased $1.2 million due to one additional day of live racing in 2004 compared to 2003 as well as incremental source market revenues. Arlington Park pari-mutuel revenues decreased $1.0 million due to four fewer live racing days during the three months ended June 30, 2004 compared to 2003, which was partially offset by increased group sales and sponsorship revenues. Calder Race Course had a decrease of two live racing days resulting in a decrease in revenues of $1.1 million. CDSN revenues also decreased $2.0 million due to fewer live race days at Arlington Park and Calder Race Course and decreased wagering at our Kentucky Operations and Arlington Park from inclement weather. CDSN revenues also decreased during 2004 resulting from CDSN's unusually strong activity during 2003 compared to NYRA activity, which experienced poor weather conditions during 2003.

Operating Expenses

Operating expenses increased $1.6 million from $132.0 million in 2003 to $133.6 million in 2004 resulting from increased expenses of $1.8 million at our Kentucky Operations primarily due to temporary facilities expense associated with infield hospitality and other related expenses from the Master Plan project. Hollywood Park’s operating expenses increased $1.4 million resulting from one additional day of live racing, increased insurance costs and property taxes and the timing of special events costs early in the 2004 Spring Meet. Calder Race Course and Arlington Park operating expenses decreased resulting from the decreased number of live racing days as noted above.

Return to Index

Gross Profit

Gross profit increased $0.5 million from $57.0 million in 2003 to $57.5 million in 2004 primarily due to the increase in revenues for the three months ended June 30, 2004 discussed above.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.4 million primarily as a result of costs related to the California voter initiative for alternative gaming and corporate expenses related to the CRM project.

Other Income and Expense

Although there was an increase in our overall debt balances resulting in increased interest expense for the three months ended June 30, 2004, the increase was offset by capitalized interest related to our Master Plan project.

Income Tax Provision

Our income tax provision increased $0.4 million as a result of an increase in our currently estimated effective income tax rate from 40.4% in 2003 to 41.4% in 2004. The increase in the estimated effective income tax rate is a result of increased non-deductible legislative expenses in California and Florida.

Significant Changes in the Balance Sheet June 30, 2004 to December 31, 2003

Accounts receivable balances increased by $13.0 million in 2004 primarily due to the timing of payments received related to the 2004 live meets for Kentucky Operations, Arlington Park and Hollywood Park with increases in accounts receivable balances of $1.6 million, $5.3 million and $4.4 million, respectively. Hoosier Park also had an increase of $2.0 million due to timing of Indiana riverboat admissions subsidy collections.

Net plant and equipment increased $36.0 million primarily as a result of capital expenditures of $38.3 million related to the Master Plan project. Additional increases were due to routine capital spending at our operating units offset by depreciation of $10.6 million.

Accounts payable increased $41.6 million primarily due to the timing of payments for horsemen accounts, purses payable and other expenses related to the operation of live racing at all of our racetracks.

Accrued expenses increased $5.4 million as a result of Arlington Park, Calder Race Course and Hollywood Park live racing expenses.

Dividends payable decreased $6.6 million at June 30, 2004 due to the payment of dividends in the first quarter of 2004.

Income taxes payable increased $6.0 million representing the estimated income tax expense attributed to income generated in the six months of 2004 and the increase in our effective income tax rate.

Deferred revenue decreased $13.6 million at June 30, 2004, primarily due to the significant amount of admissions and seat revenue that was received prior to December 31, 2003 recognized as income in May 2004 for the Kentucky Derby and Oaks days.

The current portion of long-term debt decreased due to the extended maturity date on the Hoosier Park loan to November 2014. The increase in total long-term debt is primarily a result of capital spending related to the Master Plan project offset by the use of current cash flows to reduce borrowings under our revolving line of credit.

Return to Index

Significant Changes in the Balance Sheet June 30, 2004 to June 30, 2003

Net plant and equipment increased $55.5 million primarily as a result of capital expenditures of $54.0 million related to the Master Plan project. Additional increases were due to routine capital spending at our operating units offset by depreciation expense of $20.7 million.

Accounts payable increased $11.6 million primarily due to timing of settlements and purse payments at Arlington Park, Calder Race Course, Kentucky Operations and Hoosier Park.

Accrued expenses increased $8.1 million primarily due to costs related to our Master Plan project and worker’s compensation accruals at Hollywood Park.

Long-term debt increase of $26.3 million is primarily a result of capital spending related to the Master Plan project and dividends paid during the period offset by the use of current cash flows to reduce borrowings under our revolving line of credit.

Liquidity and Capital Resources

Cash flows provided by operations were $55.5 million and $55.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operations increased slightly as compared to 2003 consistent with results from operations offset by timing of accrued expenses related to our Master Plan project and timing of the recognition for Derby and Oaks revenues.

Cash flows used in investing activities were $47.8 million and $19.1 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 we used $36.0 million in cash for the Master Plan project. We are planning capital expenditures of approximately $97.0 million in 2004 including $74.0 million for the Master Plan project.

Cash flows provided by (used in) financing activities were $13.8 million and ($12.6) million for the six months ended June 30, 2004 and 2003, respectively, reflecting the funding of our Master Plan project and the use of cash flows from operations to minimize net borrowings on our debt facilities.

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $140.9 million was outstanding at June 30, 2004. Both debt facilities are collateralized by substantially all of our assets. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. The interest rate on our senior notes is equal to LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth. We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

Recent Developments

During June 2004, it was announced that we would be the opening bidder in the bankruptcy auction of Fair Grounds Corporation’s racetrack and off-track betting assets. Our anticipated role in the auction process was included as part of Fair Grounds Corporation’s proposed plan of reorganization. The opening bid for the assets under the proposed plan of reorganization is expected to be $45 million at the auction currently scheduled for mid-August 2004. The auction and bid are subject to certain conditions and there is no assurance that we will be the successful bidder in the auction or that any agreement between the parties would be consummated.

Return to Index

CHURCHILL DOWNS INCORPORATED

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, we had $140.9 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.4 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions. Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $100.0 million. Assuming the June 30, 2004, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our president and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings
Not applicable
ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable
ITEM 3.	Defaults Upon Senior Securities
Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders
The registrant's 2004 Annual Meeting of Shareholders was held on June 17, 2004. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class II Director	Votes For	Votes Withheld
Richard L. Duchossois	12,298,086	90,857
J. David Grissom	12,319,726	69,216
Seth W. Hancock	10,675,591	1,713,351
Thomas H. Meeker	12,324,099	64,844
Susan Elizabeth Packard	12,305,297	83,645

A proposal (Proposal No. 2) to approve the Churchill Downs Incorporated 2004 Restricted Stock Plan was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 8,887,084 shares were voted in favor of the proposal; 389,084 shares were voted against; 3,033,702 shares were broker non-votes; and 79,073 shares abstained.

A proposal (Proposal No. 3) to approve an amendment to the Churchill Downs Incorporated 2000 Employee Stock Purchase Plan to add 100,000 Shares of Common Stock by increasing the number of shares of Common Stock, no Par Value, reserved for issuance thereunder from 68,581 to 168,581 was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 8,918,605 shares were voted in favor of the proposal; 354,599 shares were voted against; 3,033,701 shares were broker non-votes; and 82,038 shares abstained.

A proposal (Proposal No. 4) to approve the performance goal and the payment of compensation under non-qualified stock options granted to Thomas H. Meeker by the Compensation Committee of the Board of Directors under certain stock option agreements was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 8,981,148 shares were voted in favor of the proposal; 278,238 shares were voted against; 3,033,701 shares were broker non-votes; and 95,856 shares abstained.

A proposal (Proposal No. 5) to approve the minutes of the 2003 Annual Meeting of Shareholders' was approved by a vote of the majority of the shares of the registrant's common stock represented at the meeting: 11,251,613 shares were voted in favor of the proposal; 1,115,418 shares were voted against; and 21,911 shares abstained.

The total number of shares of common stock outstanding as of April 24, 2004, the record date of the Annual Meeting of Shareholders, was 13,283,983.

Return to Index

ITEM 5.	Other Information
Not Applicable
ITEM 6.	Exhibits and Reports on Form 8-K
A.	Exhibits
See exhibit index.
B.	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission
(1)	On June 30, 2004, Churchill Downs Incorporated furnished a Current Report on Form 8-K, under Items 7 and 9, “Financial Statements and Exhibits” and “Regulation FD Disclosure,” respectively, furnishing our press release dated June 25, 2004 announcing the registrant as the opening bidder in the bankruptcy auction for Fair Grounds Corporation’s racetrack and off-track betting assets.

(2)	On May 14, 2004, Churchill Downs Incorporated furnished a Current Report on Form 8-K, under Items 7 and 12, “Financial Statements and Exhibits” and “Results of Operations and Financial Condition,” respectively, furnishing our first quarter 2004 earnings press release conference call transcript dated May 5, 2004.

(3)	On May 10, 2004, Churchill Downs Incorporated furnished a Current Report on Form 8-K, under Items 7 and 12, “Financial Statements and Exhibits” and “Results of Operations and Financial Condition,” respectively, furnishing the reporting effect of the registrant’s classification of host fee expenses incurred on fiscal periods 2001, 2002 and 2003.

(4)	On May 5, 2004, Churchill Downs Incorporated furnished a Current Report on Form 8-K, under Item 12, “Results of Operations and Financial Condition,” furnishing our first quarter 2004 earnings release dated May 4, 2004.

Return to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHURCHILL DOWNS INCORPORATED
August 5, 2004	/s/ Thomas H. Meeker Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)
August 5, 2004	/s/ Michael E. Miller Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX
Numbers	Description	By Reference To
10(a)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
10(b)	First Amendment to the Partnership Interest Purchase Agreement by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
10(c)	2004A Amendment to Loan Documents among Churchill Downs Incorporated and Bank One, NA dated June 1, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
10(d)	Churchill Downs Incorporated 2004 Restricted Stock Plan	Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 dated June 22, 2004 (No. 333-116734)
10(e)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2004
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

Page 25