Form 10-Q/A
period 2004-09-30
CHURCHILL DOWNS INC
filed 2004-11-18
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of registrant’s common stock at November 12, 2004 was 12,793,273 shares.

Return to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2004	December 31, 2003 As Restated, Note 1	September 30, 2003 As Restated, Note 1
ASSETS

Current assets:
Cash and cash equivalents	$ 18,414	$ 18,053	$ 20,407
Accounts receivable, net of allowance for doubtful
accounts of $1,126 at September 30, 2004 and $1,141 at
December 31, 2003 and $983 at September 30, 2003	40,723	35,604	35,407
Deferred income taxes	4,161	3,767	2,584
Other current assets	6,243	1,613	4,397

Total current assets	69,541	59,037	62,795

Other assets	17,431	16,941	15,761
Plant and equipment, net	406,278	367,229	349,341
Goodwill, net	50,400	52,239	52,239
Other intangible assets, net	7,055	7,464	7,222

	$ 550,705	$ 502,910	$ 487,358

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 38,809	$ 35,149	$ 34,984
Accrued expenses	40,520	38,491	31,710
Dividends payable	-	6,625	-
Income taxes payable	1,320	-	11,218
Deferred revenue	24,794	18,050	9,738
Long-term debt, current portion	-	5,740	515

Total current liabilities	105,443	104,055	88,165

Long-term debt, due after one year	153,549	121,096	114,438
Other liabilities	13,546	11,719	13,803
Deferred income taxes	11,621	13,327	13,099

Total liabilities	284,159	250,197	229,505

Commitments and contingencies	-	-	-
Shareholders' equity:
Preferred stock, no par value;
250 shares authorized; no shares issued	-	-	-
Common stock, no par value; 50,000 shares
authorized; issued: 13,323 shares September 30,
2004, 13,250 shares December 31, 2003, and 13,199
shares September 30, 2003	130,541	128,583	127,193
Retained earnings	136,600	124,491	131,505
Accumulated other comprehensive loss	(595)	(361)	(845)

	266,546	252,713	257,853

	$ 550,705	$ 502,910	$ 487,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
for the nine and three months ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003 As Restated, Note 1	2004	2003 As Restated, Note 1

Net revenues	$ 347,047	$ 345,257	$ 119,683	$ 121,819
Operating expenses	280,546	276,846	101,346	100,225

Gross profit	66,501	68,411	18,337	21,594

Selling, general and administrative expenses	32,412	25,338	13,249	8,499

Asset impairment loss	4,363	-	4,363	-
Intangible impairment loss	1,839	-	1,839	-

Operating income (loss)	27,887	43,073	(1,114)	13,095

Other income (expense):
Interest income	303	1,196	102	1,061
Interest expense	(4,084)	(4,716)	(1,526)	(1,410)
Miscellaneous, net	1,139	688	299	45

	(2,642)	(2,832)	(1,125)	(304)

Earnings (loss) before provision
for income taxes	25,245	40,241	(2,239)	12,791

Provision for income taxes	(13,136)	(16,343)	(1,601)	(5,196)

Net earnings (loss)	$ 12,109	$ 23,898	$ (3,840)	$ 7,595

Net earnings (loss) per common share data:
Basic	$ 0.91	$ 1.81	$ (0.29)	$ 0.58
Diluted	$ 0.90	$ 1.79	$ (0.29)	$ 0.57
Weighted average shares outstanding:
Basic	13,285	13,175	13,310	13,192
Diluted	13,467	13,377	13,310	13,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine ended September 30,
(Unaudited)
(In thousands)

	2004	2003
		As Restated, Note 1
Cash flows from operating activities:
Net earnings	$ 12,109	$ 23,898
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	16,245	15,315
Asset impairment	4,363	-
Intangible impairment	1,839	-
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(5,118)	(972)
Other current assets	(5,616)	270
Accounts payable	6,417	5,573
Accrued expenses	5,744	(1,120)
Income taxes payable	2,305	11,201
Deferred revenue	6,744	(5,138)
Other assets and liabilities	(329)	(2,197)

Net cash provided by operating activities	44,703	46,830

Cash flows from investing activities:
Additions to plant and equipment, net	(63,562)	(25,440)

Net cash used in investing activities	(63,562)	(25,440)

Cash flows from financing activities:
Repayments of revolving loan facility for refinancing	-	(120,929)
Proceeds from senior notes, net of expenses	-	98,229
Borrowings on bank line of credit	318,403	253,881
Repayments of bank line of credit	(290,072)	(240,952)
Decrease in long-term debt, net	(1,618)	(395)
Change in book overdraft	(2,826)	(3,363)
Proceeds from note receivable for common stock	-	65
Payment of dividends	(6,625)	(6,578)
Common stock issued	1,958	1,150

Net cash provided by (used in) financing activities	19,220	(18,892)

Net increase in cash and cash equivalents	361	2,498
Cash and cash equivalents, beginning of period	18,053	17,909

Cash and cash equivalents, end of period	$ 18,414	$ 20,407

Supplemental cash flow disclosures:
Interest	$ 5,037	$ 4,768
Income taxes	$ 12,928	$ 4,689
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$ 2,934	$ 562

The accompanying notes are an integral part of the condensed consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

1.	Restatement of Previously Issued Consolidated Financial Statements

(1)	Churchill Downs Incorporated (the “Company”) recently determined that purse overpayments were improperly recorded as assets. Purse overpayments are created when, at the end of a race meeting, the purses paid to horsemen exceed the purses payable as a result of pari-mutuel operations during the race meeting. Contractual arrangements between the Company and the horsemen's organizations at the Company's various racetracks, which generally expire at the end of a race meeting, provide that if a purse overpayment exists at the end of a race meeting, such overpayment may be recovered through reductions of purses otherwise paid in the subsequent race meeting(s) if a subsequent contract is entered into with the horsemen's organization. The Company has historically recorded these purse overpayments as receivables, subject to any necessary valuation allowances. The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayment that exists at the end of a race meeting should be expensed. Accordingly, the Company has restated its consolidated financial statements for the effect of this error. Additionally, amounts recorded as subsidy revenues have been reclassified to operating expenses to offset purse expense. This restatement serves to delay the recognition of the recovery until the period in which it actually occurs. Historically, the Company has successfully recovered any overpayments as contractually allowed.

(2)	During 2004 the Company also determined that it was classifying simulcast host fees incurred inconsistently. The Company imports simulcast horse racing from other racetracks and pays a fee for the signal (simulcast host fees incurred). The Company’s accounting policy is to record the simulcast host fees incurred as an expense. However, at certain of the Company’s racetracks, simulcast host fees incurred were incorrectly netted against revenue. The 2003 condensed consolidated financial statements have been restated to reclassify simulcast host fees incurred that were netted against revenue to operating expense. There is no change in net earnings or earnings per share as a result of this restatement. Additionally, various immaterial amounts were reclassified, at certain of the Company's racetracks, to conform to the current period presentation.

The effect of the restatements as follows:

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Nine Months ended September 30, 2003

Net revenues	$ 331,810	$ (3,414)	$ 16,861	$ 345,257
Operating expenses	262,338	(2,557)	17,065	276,846

Gross profit (loss)	69,472	(857)	(204)	68,411

Selling, general and administrative	25,429	-	(91)	25,338

Operating income (loss)	44,043	(857)	(113)	43,073

Other income (expense)	(2,945)	-	113	(2,832)

Earnings (loss) before (provision) benefit
for income taxes	41,098	(857)	-	40,241
(Provision) benefit for income taxes	(16,686)	343	-	(16,343)

Net earnings (loss)	$ 24,412	($ 514)	$ -	$ 23,898

Net earnings per common share data:
Basic	$1.85	($0.04)	-	$1.81
Diluted	$1.82	($0.03)	-	$1.79

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Three Months ended September 30, 2003

Net revenues	$ 117,525	$ (2,134)	$ 6,428	$ 121,819
Operating expenses	95,371	(1,654)	6,508	100,225

Gross profit (loss)	22,154	(480)	(80)	21,594

Selling, general and administrative	8,556	-	(57)	8,499

Operating income (loss)	13,598	(480)	(23)	13,095

Other income (expense)	(327)	-	23	(304)

Earnings (loss) before (provision) benefit
for income taxes	13,271	(480)	-	12,791
(Provision) benefit for income taxes	(5,388)	192	-	(5,196)

Net earnings (loss)	$ 7,883	($ 288)	$ -	$ 7,595

Net earnings per common share data:
Basic	$0.60	($0.02)	-	$0.58
Diluted	$0.59	($0.02)	-	$0.57

The following tables represent the effect of the restatement on the 2003 condensed consolidated balance sheets:

	As Previously Reported	Adjustment (1)	As Restated
September 30, 2003
Accounts receivable, net	$36,134	($727)	$35,407
Other current assets	$7,397	($3,000)	$4,397
Other assets	$14,761	$1,000	$15,761
Accounts payable	$34,131	$853	$34,984
Income taxes payable	$12,650	($1,432)	$11,218
Retained earnings	$133,653	($2,148)	$131,505

	As Previously Reported	Adjustment(1)	As Restated
December 31, 2003
Accounts receivable, net	$36,693	($1,089)	$35,604
Other current assets	$4,120	($2,507)	$1,613
Other assets	$15,941	($1,000)	$16,941
Accounts payable	$34,466	$683	$35,149
Income taxes payable	$1,016	($1,016)	$-
Retained earnings	$126,754	($2,263)	$124,491

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

2.	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2003 for further information. The Company will amend the Form 10-K for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments as discussed in Note 1. The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited.

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

Revenue Recognition

The Company recognizes revenue from commissions on pari-mutuel wagering at the Company's racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with in-home wagering providers in the period in which performance occurred. The Company also earns pari-mutuel related streams of revenues from sources that are not related to the handle wagered at the Company's facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where the Company's facilities are located and are recognized when performance has occurred. Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources. These non-wagering revenues are recognized in the period in which the performance has occurred.

Purse Expense

The Company recognizes purse expense from the statutorily required percentage of revenue that is required to be paid out in the form of purse to the winning owners of races run at the Company's racetracks in the period in which performance occurs. The Company incurs a liability for all unpaid purse to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting purse overpayments which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are realized.

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” the Company’s net earnings (loss) and net earnings (loss) per common share for the nine and three months ended September 30, 2004 and 2003 would approximate the pro forma amounts presented below:

	Nine Months Ended September 30,
	2004	2003
		As Restated
Net earnings	$ 12,109	$ 23,898
Pro forma stock-based compensation
expense, net of tax benefit	(1,198)	(1,550)

Pro forma net earnings	$ 10,911	$ 22,348

Pro forma net earnings per common share:
Basic	$ 0.82	$ 1.70
Diluted	$ 0.81	$ 1.67

	Three Months Ended September 30,
	2004	2003
		As Restated
Net earnings (loss)	$(3,840)	$ 7,595
Pro forma stock-based compensation expense,
net of tax benefit	(328)	(628)

Pro forma net earnings (loss)	$(4,168)	$ 6,967

Pro forma net earnings (loss) per common share:
Basic	$ (0.31)	$ 0.53
Diluted	$ (0.31)	$ 0.52

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings (loss) for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

4.	Long-Term Debt

The following table presents our long-term debt, including current portion:
	As of	As of	As of
	September 30, 2004	December 31, 2003	September 30, 2003
Long-term debt, current portion: Other notes payable	$ -	$ 5,740	$ 515

Long-term debt, due after one year: $100 million variable rate senior notes	100,000	100,000	100,000
$200 million revolving credit facility	48,331	20,000	8,000
Other notes payable	5,218	1,096	6,438

Total long-term debt	$153,549	$126,836	$114,953

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The current portion of long-term debt increased for the period ended December 31, 2003 due to the impending maturity of the Hoosier Park loan with Centaur Racing, LLC. During May 2004, the maturity on the Hoosier Park loan was extended to November 2014.

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for working capital, capital improvements and potential acquisitions. The refinancing included a new $200.0 million revolving line of credit through a bank syndicate with a five-year term and $100.0 million in variable rate senior notes with a seven-year term. Both debt facilities are collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth. The senior notes require interest only payments during their term with principal due at maturity. Also, the debt facilities require the Company to timely file its periodic reports with the Securities and Exchange Commission. Due to the timing of the filing of these financial statements in this Form 10-Q, the Company would have been in violation of this covenant. However, since the periodic report was filed within the automatic five-day grace period, this violation has been cured. Consequently, all amounts under the debt facilities continue to be classified as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2004.

Prior to the amendment discussed below, the interest rate on the line of credit was based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. Prior to the amendment discussed below, the interest rate on the senior notes was equal to three month LIBOR plus 155 basis points. The weighted average interest rate on outstanding borrowings for the $200.0 million revolving line of credit was 3.38% and 2.37% at September 30, 2004 and 2003, respectively. The weighted average interest rate on outstanding borrowings for the $100.0 million senior notes was 2.71% and 2.66% at September 30, 2004 and 2003, respectively. These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 5.

During October 2004, the Company amended certain financial covenant requirements for both facilities in connection with the Company’s acquisition of assets of Fair Grounds and related transactions to allow for the increased leverage from this transaction and the anticipated investments in this operation. The Fair Grounds acquisition is detailed in Note 11. Under terms of the amendments, the $200.0 million revolving line of credit interest rate is based upon LIBOR plus a spread of 125 to 300 additional basis points and the $100.0 million senior notes will bear interest based on LIBOR plus a spread of 155 to 280 basis points, both of which are determined by the Company meeting certain financial requirements. Also under terms of the amendments, the assets acquired by the Company were added as additional collateral for both debt facilities.

5.	Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions. Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $100.0 million. As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.68% on $100.0 million of the variable rate debt described in Note 4. The interest rate received on the contracts is determined based on LIBOR near the end of each calendar quarter, which is consistent with the variable rate determination on the underlying debt. Terms of the swaps are as follows:

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

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

Comprehensive earnings (loss) consist of the following:

	Nine months ended September 30,
	2004	2003
		As Restated
Net earnings	$ 12,109	$ 23,898
Cash flow hedging (net of related tax benefit of $394 and $425 in 2004 and 2003, respectively)	(234)	(623)

Comprehensive earnings	$ 11,875	$ 23,275

	Three months ended September 30,
	2004	2003
		As Restated
Net (loss) earnings	$(3,840)	$ 7,595
Cash flow hedging (net of related tax benefit of $812 in 2004 and tax provisions of $460 in 2003)	(844)	672

Comprehensive (loss) earnings	$(4,684)	$ 8,267

6.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings (loss) per common share computations:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Numerator for basic and diluted earnings (loss) per share:	$12,109	$23,898	$(3,840)	$7,595

Denominator for weighted average shares of common stock outstanding per share:
Basic	13,285	13,175	13,310	13,192
Plus dilutive effect of stock options	182	202	-	204

Plus dilutive effect of stock options	13,467	13,377	13,310	13,396

Earnings (loss) per common share:
Basic	$0.91	$1.81	$(0.29)	$0.58
Diluted	$0.90	$1.79	$(0.29)	$0.57

Options to purchase 131 and 172 shares for the nine months ended September 30, 2004 and 2003, respectively, and options to purchase 161 shares for the three months ended September 30, 2003 were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 173 shares were excluded from the three months ended September 30, 2004 because their effect is antidilutive due to the net loss during the third quarter of 2004.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

7.	Goodwill and Other Intangible Assets

Impairment Charges

The Company recognized impairment charges of $6.2 million during the third quarter of 2004 at our Ellis Park facility, included in the Company’s Kentucky Operations segment. The impairment charges were triggered as a result of Ellis Park’s poor live race meet performance during the third quarter of 2004. Management’s review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, we adjusted the carrying value of these long-lived assets, including grandstands and building ($3,549), furniture and fixture ($85), equipment ($217), improvements ($512) and goodwill ($1,839), to management’s estimated fair value resulting in non-cash impairment charges of $6.2 million. The impairment charges are included in the Company’s condensed consolidated statements of net earnings (loss) for the three and nine months ended September 30, 2004. The Company anticipates that the current carrying value of Ellis Park will be supported by ongoing operations, however, should the Company’s plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.
Intangible Assets

Net goodwill for Kentucky Operations was $3.0 million and $4.8 million at September 30, 2004 and 2003, respectively. Additionally, net goodwill at September 30, 2004 and 2003 for Calder Race Course and CDSN was $36.4 million and $11.0 million, respectively.

The Company’s other intangible assets are comprised of the following:

	As of September 30, 2004	As of December 31, 2003	As of September 30, 2003
Illinois Horse Race Equity fund	$ 3,307	$ 3,307	$ 3,307
Indiana racing license	2,085	2,085	2,085
Other various intangible assets	4,093	4,133	3,790

	9,485	9,525	9,182
Accumulated amortization	(2,430)	(2,061)	(1,960)

	$ 7,055	$ 7,464	$ 7,222

Amortization expense for other intangibles of approximately $369 and $273 for the nine months ended September 30, 2004 and 2003, respectively, are classified in operating expenses. Other intangible assets, which are being amortized, are recorded at approximately $3.7 million and $3.9 million at September 30, 2004 and 2003, respectively, which are net of accumulated amortization of $2.4 million and $2.1 million at September 30, 2004 and 2003, respectively.

The Illinois Horse Race Equity fund intangible represents a future right to participate in a state provided subsidy, and has not been amortized since the Arlington Park merger.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years are as follows:

Estimated Amortization Expense
2004 2005 2006 2007 2008	$463 $464 $464 $464 $430

8.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack, Louisville Trackside and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its eight off-track betting facilities (“OTBs”); (5) Hoosier Park racetrack and its on-site simulcast facility and three Indiana OTBs; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions and the Company’s various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The table below presents information about reported segments for the nine and three months ended September 30, 2004 and 2003:

Nine Months Ended September 30,	Three Months Ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Net revenues from external customers:
Kentucky Operations	$ 76,208	$ 71,651	$ 14,583	$ 13,799
Hollywood Park	60,213	59,018	14,686	14,784
Arlington Park	71,102	70,168	32,473	33,452
Calder Race Course	50,249	50,959	26,574	26,956
Hoosier Park	30,663	31,170	10,060	10,719
CDSN	56,648	58,742	20,605	20,754

Total racing operations	345,083	341,708	118,981	120,464
Other investments	875	2,548	637	1,295
Corporate revenues	1,089	1,001	65	60

	$ 347,047	$ 345,257	$ 119,683	$ 121,819

Intercompany net revenues:
Kentucky Operations	$ 20,217	$ 20,517	$ 4,658	$ 4,288
Hollywood Park	8,903	8,951	1,985	2,045
Arlington Park	8,349	8,667	6,149	5,935
Calder Race Course	6,900	7,801	3,624	4,216
Hoosier Park	88	89	38	52

Total racing operations	44,457	46,025	16,454	16,536
Other investments	1,526	1,468	681	569
Corporate expenses	758	765	214	213
Eliminations	(46,741)	(48,258)	(17,349)	(17,318)

	$ -	$ -	$ -	$ -

Segment EBITDA & net earnings (loss):
Kentucky Operations (1)	$ 14,874	$ 20,642	$ (9,053)	$ (2,628)
Hollywood Park	4,045	6,786	(1,790)	(6)
Arlington Park	13,226	11,133	9,824	10,175
Calder Race Course	2,505	7,584	1,697	6,122
Hoosier Park	1,418	2,042	190	653
CDSN	13,534	14,423	4,921	5,060

Total racing operations	49,602	62,610	5,789	19,376
Other investments	1,599	1,076	952	610
Corporate expenses	(5,924)	(4,610)	(2,130)	(1,702)
Eliminations	(6)	-	-	-
Depreciation and amortization	(16,245)	(15,315)	(5,426)	(5,144)
Interest income (expense), net	(3,781)	(3,520)	(1,424)	(349)
Provision for income taxes	(13,136)	(16,343)	(1,601)	(5,196)

Net earnings (loss)	$ 12,109	$ 23,898	$ (3,840)	$ 7,595

(1) The nine and three months ended September 30, 2004 EBITDA for Kentucky Operations include the asset impairment loss of $4.4 million and the intangible impairment loss of $1.8 million as described in Note 7.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

The tables below present total asset and capital expenditure information about reported segments:
	As of September 30, 2004	As of December 31, 2003 As Restated	As of September 30, 2003 As Restated
Total assets:
Kentucky Operations	$ 482,604	$ 439,101	$ 413,767
Hollywood Park	143,216	147,290	143,472
Arlington Park	90,366	81,725	88,583
Calder Race Course	88,707	88,675	85,007
Hoosier Park	39,365	34,940	39,710
CDSN	11,018	11,018	11,018
Other investments	107,835	90,735	86,961

	963,111	893,484	868,518
Eliminations	(412,406)	(390,574)	(381,160)

	$ 550,705	$ 502,910	$ 487,358

	Nine Months Ended September 30,
	2004	2003
Capital Expenditures, net
Kentucky Operations	$ 54,875	$ 18,689
Hollywood Park	3,509	3,079
Arlington Park	2,013	1,839
Calder Race Course	2,656	1,126
Hoosier Park	502	230
CDSN	7	477

	$ 63,562	$ 25,440

9.	Related Party Transactions

Directors of the Company may from time to time own or have interests in horses racing at the Company’s tracks. All such races are conducted, as applicable, under the regulations of each state’s respective regulatory agency, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact based on the fact that some directors may have interest in horses racing at our tracks.

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. (“DII”) approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of the Company’s common stock. Total rent expense on the lease was approximately $231 for the nine months ended September 30, 2004 and 2003.

One or more directors of the Company have an interest in business entities which contract with the Company and its affiliates for the purpose of simulcasting races and the acceptance of wagers on such races. Those business entities did not receive any extra or special benefit as a result of the Company’s relationship with these directors. There is no material financial statement impact for the Company from the simulcast contracts with these business entities.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

During 2003 and 2004, Mr. Charles W. Bidwill, Jr., a director of the Company, was director emeritus and a 14.42% owner of National Jockey Club. National Jockey Club and Hawthorne Race Course, Inc., doing business together as Hawthorne National LLC, and the Company and its affiliates were parties to simulcasting contracts whereby Hawthorne National LLC was granted the right to simulcast the affiliates’ respective races and the Company’s races, including the Kentucky Oaks and Kentucky Derby races. Hawthorne National LLC and the Company were also parties to simulcasting contracts whereby the Company was granted certain rights to simulcast Hawthorne National LLC thoroughbred races. In consideration for these rights, Hawthorne National LLC and the Company paid contractually determined rates on gross handle simulcasted. For purposes of these and other simulcast contracts, gross handle is defined as the total amount wagered by patrons on the races at the receiving facility less any money returned to the patrons by cancels and refunds. These simulcast contracts are uniform throughout the industry and the rates charged were substantially the same as rates charged to other parties who contracted to simulcast the same races. The Company and its affiliates simulcasted their races to over 1,000 locations in the United States and selected international sites. Hawthorne National LLC received no extra or special benefit as a result of the Company’s relationship with Mr. Bidwill.

During 2003, certain officers of the Company repaid notes previously owed to the Company in full. There is no material financial statement impact for the Company from these transactions.

10.	Commitments and Contingencies

The Arlington Park merger agreement between the Company and DII specified that DII has the right to receive up to an additional 1.25 million shares of the Company’s common stock based on the opening of a riverboat casino in Illinois and the amounts to be received from the Illinois Horse Racing Equity Funds by the Company as a result thereof. The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement. Should such additional shares be issued to DII, they will be treated as additional purchase price based on their fair value on the date of issuance and will increase the recorded value of the property and equipment and other intangible assets acquired up to the appraised values on the merger date, with the excess being recorded as goodwill.

The Company’s contractual commitments to complete renovation plans to restore and modernize key areas at the Churchill Downs racetrack facility, referred to as the “Master Plan,” amount to approximately $34.4 million during 2004 and 2005.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the nine months ended September 30, 2004 and 2003 (Unaudited)
($ in thousands, except per share data)

11.	Recent Developments

On October 14, 2004, the Company, through its wholly owned subsidiary Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), completed its previously announced acquisition of Fair Grounds Race Course in New Orleans, Louisiana, including a thoroughbred race track, 145 acres, support facilities and OTB facilities associated with the racetrack, from Fair Grounds Corporation, for $47 million in cash (subject to closing adjustments). The acquisition, pursuant to an asset purchase agreement, as amended, among the Company, CDI Louisiana and Fair Grounds Corporation (the “Fair Grounds Purchase Agreement”), was approved by the United States Bankruptcy Court for the Eastern District of Louisiana pursuant to the amended plan of reorganization of Fair Grounds Corporation in its Chapter 11 bankruptcy case.

In conjunction with the acquisition of Fair Grounds Race Course, the Company, through CDI Louisiana, also completed the acquisition of certain assets of Finish Line Management Corp. (“Finish Line”) for approximately $6.7 million in cash, pursuant to an agreement among CDI Louisiana, the Company, Finish Line and Bryan G. Krantz (the “Finish Line Agreement”). The Finish Line assets acquired consist primarily of five OTB facilities in the New Orleans area. The Company also agreed to forgive a receivable due from Finish Line to Fair Grounds Corporation and to waive any additional claims of Fair Grounds Corporation against Finish Line which the Company acquired in the acquisition of assets from Fair Grounds Corporation. The Company also entered into a 3 year consulting agreement with Bryan G. Krantz, the President of Fair Grounds Corporation and Finish Line. Under the consulting agreement, Mr. Krantz will be paid compensation of $400,000 per year, plus health insurance and a $300,000 bonus paid at the closing. The Finish Line transaction also included a lease of an OTB from Family Racing Venture, LLC, an affiliate of Finish Line and Mr. Krantz.

Also in conjunction with the Fair Grounds Race Course acquisition, the Company acquired all of the stock of Video Services, Inc., the owner and operator of more than 700 video poker machines in nine locations, including the Fair Grounds Race Course, from Louisiana Ventures, Inc., Steven M. Rittvo, Ralph Capitelli and T. Carey Wicker III (collectively “Sellers”) for approximately $4 million in cash, pursuant to a Stock Purchase Agreement (the “VSI Agreement”) among the Sellers and Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”), a wholly owned subsidiary of the Company. The results of operations of CDI Louisiana and CD Louisiana Video will be included in the Company’s consolidated financial statements from the date of acquisition during the fourth quarter of 2004.

On October 19, 2004, the Company sold a 19% interest in Kentucky Downs, including debt owed to the Company, to Kelley Farms Racing, LLC in exchange for 86,886 shares of the Company’s common stock valued at approximately $3.2 million. The consideration paid by Kelley Farms Racing, LLC was shares of the Company’s common stock, no par value, held by Brad M. Kelley. Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC. The agreement also includes a contingency payout should Kentucky Downs be approved for alternative gaming legislation. The Company retains a 5% interest in Kentucky Downs.

On October 19, 2004, the Company also acquired 452,603 shares of its common stock from Mr. Kelley in exchange for a convertible promissory note (the “Note”) in the principal amount of $16,669,830. The Company will pay interest on the principal amount of the Note in an annual basis in an amount equal to what Mr. Kelly would have received as a dividend on the shares that were redeemed. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in any combination of cash and shares of the Company’s common stock, based upon the conversion price. The Note matures on October 18, 2014, and may not be prepaid without Mr. Kelley’s consent.

Return to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in the Company's accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and California racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with our Customer Relationship Management initiatives; a substantial change in law or regulations affecting our pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

The Company restated its 2003 condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q to correct errors relating to the accounting for purse overpayments and classification of subsides and simulcast host fees (at certain racetracks). See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information. Corresponding amounts throughout this Item 2 have also been restated as appropriate.

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003, for further information. Additionally, the Company will amend the Form 10-K for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments. See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

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

Return to Index

The Churchill Downs Simulcast Network (“CDSN”) provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

During the third quarter of 2004 we recognized an asset impairment charge of $4.4 million and an intangible impairment charge of $1.8 million at our Ellis Park facility. The impairment charges were triggered as a result of Ellis Park’s poor live race meet performance during the third quarter of 2004. Management’s review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. The impairment charges are included in the condensed consolidated statements of net earnings (loss) for the three and nine months ended September 30, 2004. Management anticipates that the current carrying value of Ellis Park will be supported by ongoing operations, however, should plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.

Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines and video lottery terminals, are currently pending in a number of states including the states in which we operate. During the third quarter of 2004 we spent $5.1 million at our Hollywood Park and Calder Race Course facilities on the alternative gaming initiatives in California and Florida, respectively.

As a result of the non-deductible legislative initiative costs and impairment charges discussed above, we revised our year-to-date effective tax rate at September 30, 2004. The effective tax rates were 51.9% and 40.6% for the nine months ended September 30, 2004 and 2003, respectively. This year-to-date adjustment for September 30, 2004 resulted in a tax expense for the third quarter, even though we incurred a loss for the period.

Recent Developments

We completed our acquisition of the assets of Fair Grounds Race Course through our wholly owned subsidiary Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), on October 14, 2004 for approximately $47 million. The transaction also included the acquisition of two related New Orleans operations, certain assets of Finish Line Management Corp. and the stock of Video Services, Inc. for approximately an additional $10.7 million. These acquisitions will supplement our full-year racing calendar and offer a full-year simulcast product as well as an opportunity to utilize alternative gaming. The results of operations of CDI Louisiana and its subsidiaries and affiliates will be included in our consolidated financial statements from the date of acquisition during the fourth quarter of 2004.

On October 19, 2004, we sold a 19% interest in Kentucky Downs, including debt owed to us, to Kelley Farms Racing, LLC in exchange for 86,886 shares of our common stock valued at approximately $3.2 million. The consideration paid by Kelley Farms Racing, LLC were shares of our common stock, no par value, held by Brad M. Kelley. Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC. The agreement also includes a contingency payout should Kentucky Downs be approved for alternative gaming legislation. We retained a 5% interest in Kentucky Downs.

On October 19, 2004, we also acquired 452,603 shares of our common stock from Mr. Kelley in exchange for a convertible promissory note (the “Note”) in the principal amount of $16,669,380. The Company will pay interest on the principal amount of the Note in an annual basis in an amount equal to what Mr. Kelly would have received as a dividend on the shares that were redeemed. Upon maturity, we must pay the principal balance and unpaid accrued interest in any combination of cash and shares of our common stock, based upon the conversion price. The Note matures on October 18, 2014, and may not be prepaid without Mr. Kelley’s consent.

Return to Index

Legislative and Regulatory Changes

On October 11, the U. S. Congress passed The Foreign Sales Corporation Act. The Act includes a measure that repeals the 30 percent alien withholding requirements which should allow the U.S. horseracing industry to further export its product to foreign markets. President Bush signed the bill into law on October 22, 2004. The 30 percent withholding effectively precluded common pooling by foreign countries into U.S. wagering pools. The Company believes that the elimination of the 30 percent withholding requirement will help open the $85 billion international market for wagering on horseracing to U.S. tracks. The impact on our results of operations or financial position at this time is uncertain.

During the first half of 2004, the Indiana Horse Racing Commission (“IHRC”) considered whether to prevent any Indiana betting facility from accepting wagers on thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities were offered the opportunity to accept wagers on such races. Pursuant to its statutory right under the Federal Interstate Horseracing Act of 1978, the Kentucky Horsemen’s Benevolent and Protective Association withheld its consent and thereby prevented the Evansville OTB and Clarksville OTB, both owned by Indiana Downs, from accepting wagers on thoroughbred horse races run at Kentucky racetracks. To assist the IHRC in reaching a determination on the matter, the IHRC asked the Indiana Department of Gaming Research (“IDGR”) to estimate the impact of simulcast wagering on live horse racing in Kentucky and Indiana. The IDGR issued a report in June 2004, which concluded the racing industry in both states would lose money if none of Indiana’s pari-mutuel facilities received Kentucky’s racing signals. As a result, at its July 1, 2004 meeting the IHRC decided not to ban Kentucky simulcast signals at Indiana racetracks. Indiana Downs requested the IHRC to reconsider its decision, and at its August 2, 2004 meeting, by a vote of 3-2, the IHRC did not approve a motion which would have limited Kentucky simulcasts to Indiana’s two racetracks and would have prevented Kentucky simulcasts to OTB facilities unless the Kentucky simulcasts were made available to all OTB facilities. An interim study committee of the Indiana General Assembly held hearings on this subject but there has been no recommendations for legislative changes to Indiana’s pari-mutuel statute.

On October 19, 2004, the Interim Study Committee on Agriculture and Small Business of the Indiana General Assembly endorsed a proposal to put pull-tab machines at Hoosier Park, Indiana Downs and two OTB sites located in Indianapolis and Fort Wayne. We believe the endorsement provides momentum for the proposal in the 2005 session of the Indiana General Assembly.

In Florida, Yes for Local Control (formerly known as The Floridians for a Level Playing Field), a coalition of pari-mutuel facilities including Calder Race Course, successfully gathered the necessary petition signatures to place a question on the ballot for the November 2004 general election to allow Dade and Broward counties to hold a referendum on the installation of slot machines at existing pari-mutuel sites in those respective counties. The Florida Supreme Court upheld the constitutionality of the ballot language in May 2004 and the ballot question was officially certified by the Florida Secretary of State on July 21, 2004 and appeared on the ballot as Amendment 4. On July 23, 2004, a suit was filed against the Florida Division of Elections challenging the format of the initiative petition and was dismissed. A suit was filed in September 2004 by Floridians Against Expanded Gambling, challenging the methodology used in the signature gathering process including allegations of fraud, in the initiative to put Amendment 4 on the ballot. However, the court has refused to hear the suit until after the election to give proponents time to prepare their case. Calder Race Course has funded a pro-rata share of the initiative costs. On November 2, 2004, Amendment 4 passed by a margin of 1.4 percent. Voters in Miami-Dade and Broward counties will vote, as soon as March 2005, on a separate referendum to decide whether slot machines can be installed at the seven existing pari-mutuel sites in those counties, including Calder Race Course.

In California, Hollywood Park was part of a coalition of racetracks and card clubs supporting Proposal 68 on the November 2004 ballot. The proposal failed to pass by a margin of 16 percent to 84 percent. If passed, this initiative would have directed the governor to re-negotiate all existing compacts with Native American tribes in California. If the tribes had declined to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would have been allowed to operate electronic gaming devices. We continue to work with other members of the California horse industry on a long-term strategy for developing a legislative agenda that addresses the competitive advantages afforded to Native American casinos.

Return to Index

In addition to Proposition 68 noted above, Proposition 70, also known as The Indian Gaming Fair-Share Revenue Act of 2004, also failed to pass in the November 2004 election. Proposition 70 called for an unlimited expansion of Native American gaming in return for an 8.8% tax on gaming revenue. Proposition 70 was actively opposed by Governor Schwarzenegger.

Also in California, legislation recently passed which is estimated to generate approximately $10 million in the aggregate annually from a .5% increase in the commission, or take out rate, on exotic wagers placed on California races. The increased revenue will be used to pay the cost of workers compensation insurance for backstretch workers and to provide a starter participation bonus. Governor Schwarzenegger signed this bill on May 14, 2004. During 2004 we paid $1.3 million for worker’s compensation insurance from the .5% increase in the commissions.

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. (“DII”), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under our merger agreement with Arlington Park. The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement. In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino. During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court. In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois. Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB. The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering at Arlington Park on Illinois horse races is less than 75% of wagering at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed a lawsuit also seeking, among other things, to block the payment to Illinois racetracks as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. Several bills were also filed in the 2003 session of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills were passed. The lawsuit challenging the 2002 reimbursement has been resolved in favor of Arlington Park and the other Illinois racetracks. The lawsuit challenging the 2003 reimbursement is still pending. As the legal right still exists, we have elected to continue to receive the recapture payment from the purse account while the litigation is pending. If the litigation were to succeed or if Arlington Park lost the statutory right to receive this payment, there would be a material adverse impact on Arlington Park’s results.

During January and February when there is no live racing in Illinois, the IRB appoints a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2005, which will result in comparable pari-mutuel revenues compared to the same period in 2004. The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which will result in an estimated decrease of $1.6 million in net earnings for the month of February in 2005. Arlington Park’s future appointment as the host track is subject to the annual appointment by the IRB.

Return to Index

In Kentucky, racetracks with on-track average daily handle of $1.2 million or more pay an excise tax equal to 3.5% of on-track handle while tracks with on-track average daily handle that does not meet the $1.2 million threshold pay an excise tax of 1.5% of on-track handle. To mitigate the disparity of treatment between larger tracks such as Churchill Downs and other Kentucky racetracks, we successfully pursued legislation creating an excise tax credit for racetracks as part of the 2002-2004 state budget. The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004. However, average daily wagering at Churchill Downs racetrack fell below the $1.2 million threshold for the state’s fiscal year ended June 30, 2004, which resulted in a drop in our excise tax rate from 3.5% to 1.5% for the year. As a result, the excise tax credit did not apply to Churchill Downs racetrack and a $260,000 refund of tax payments was received from the Kentucky Revenue Cabinet during the third quarter of 2004.

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

Revenues

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

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states’ racing regulatory body. Based on the nature of the pari-mutuel industry, once a patron wagers on a live race and after the live race is completed and made official, the pari-mutuel revenue is realized and earned at that point. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

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

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing at our various locations range from 15.43% to 27.0%. In general, the commissions earned from import and export simulcasting are contractually determined and average approximately 3.49%. All commissions earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

Return to Index

RESULTS OF OPERATIONS

The following table is a summary of our overall operating results:

(In thousands, except per	Nine Months Ended September 30,		Increase	%	Three Months Ended September 30,		Increase	%
share data and handle)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
		(Restated)				(Restated)

Total pari-mutuel handle	$3,322	$3,435	($113)	(3%)	$1,299	$1,346	($47)	(3%)
(in millions)
No. of live race days	458	448	10	2%	215	211	4	2%

Net pari-mutuel revenues	$264,482	$264,810	($328)	0%	$100,461	$102,053	($1,592)	(2%)
Riverboat subsidy	8,243	9,015	(772)	(9%)	2,708	3,241	(533)	(16%)
Other operating revenues	74,322	71,432	2,890	4%	16,514	16,525	(11)	0%
Total net revenues	$347,047	$345,257	$1,790	1%	$119,683	$121,819	($2,136)	(2%)

Gross profit	$66,501	$68,411	($1,910)	(3%)	$18,337	$21,594	($3,257)	(15%)
Gross margin	19%	20%	(1% )	(5%)	15%	18%	(3% )	(17%)

Operating income (loss)	$27,887	$43,073	($15,186)	(35%)	($1,114)	$13,095	($14,209)	(109%)
Net earnings (loss)	$12,109	$23,898	($11,789)	(49%)	($3,840)	$7,595	($11,435)	(151%)

Diluted earnings
per share	$0.90	$1.79	($0.89)	(50%)	($0.29)	$0.57	($0.86)	(151%)

Our net revenues remained fairly flat over prior year periods for the three and nine months ended September 30 with only a one-percent change from prior year. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of net earnings (loss) in the current quarter and nine months to the prior year periods included:
	We recorded a $4.4 million asset impairment loss and a $1.8 million intangible impairment loss at Ellis Park during the third quarter of 2004 based on management’s consideration of current fiscal year operating results and the forecasted operating results of the facility.
	We spent $5.1 million on the alternative gaming legislative initiatives in California and Florida.
	Interest income was down $0.9 million from 2003 as a result of the interest portion of a property tax refund in Illinois recorded in the third quarter of 2003.
	Third quarter 2004 revision of our year-to-date effective tax rate to reflect the non-deductibility of the legislative initiative costs and a portion of the asset impairment loss.

Return to Index

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands)	Nine Months Ended September 30,		Increase	%	Three Months Ended September 30,		Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
		(Restated)				(Restated)

Kentucky Operations	$96,425	$92,168	$4,257	5%	$19,241	$18,087	$1,154	6%
Hollywood Park	69,116	67,969	1,147	2%	16,671	16,829	(158)	(1%)
Arlington Park	79,451	78,835	616	1%	38,622	39,387	(765)	(2%)
Calder Race Course	57,149	58,760	(1,611)	(3%)	30,198	31,172	(974)	(3%)
Hoosier Park	30,751	31,259	(508)	(2%)	10,098	10,771	(673)	(6%)
CDSN	56,648	58,742	(2,094)	(4%)	20,605	20,754	(149)	(1%)

Total racing operations	389,540	387,733	1,807	0%	135,435	137,000	(1,565)	(1%)
Other investments	2,401	4,016	(1,615)	(40%)	1,318	1,864	(546)	(29%)
Corporate expenses	1,847	1,766	81	5%	279	273	6	2%
Eliminations	(46,741)	(48,258)	1,517	3%	(17,349)	(17,318)	(31)	0%

	$347,047	$345,257	$1,790	1%	$119,683	$121,819	($2,136)	(2%)

	Our Kentucky Operations revenues increased primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days as well as a decision to run a six-day per week live meet during the third quarter at Ellis Park compared to a five-day per week live meet during third quarter of 2003. These increases were partially offset by a decrease in pari-mutuel revenues attributable to inclement weather and reduced attendance resulting from the impact of the Churchill Downs racetrack facility renovation project, referred to as the “Master Plan” project.
	Hollywood Park’s revenues were favorable for the nine months ended September 30, 2004 primarily due to incremental source market fee revenues.
	During January and February when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) appoints a thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 52 days during portions of January and February 2004 compared to 30 days during January 2003. Additionally, Arlington Park pari-mutuel revenues improved in 2004 as a result of the 2003 Illinois horsemen’s strike which negatively affected wagering prior to the strike being resolved in April 2003. Offsetting some of the revenues increases, pari-mutuel revenues were unfavorable due to 8 fewer days of live racing during 2004.
	The decrease at Calder Race Course is primarily attributed to two fewer live race days and the inclement weather and hurricane evacuations in Florida resulting in facility closures and race cancellations during 2004.
	Hoosier Park's unfavorable variance is the result of a $0.5 million one-time adjustment in the third quarter of 2003 related to riverboat subsidies.
	CDSN revenues decreased primarily due to fewer live race days at Arlington Park and Calder Race Course as well as the impact of inclement weather at our Kentucky Operations, Calder Race Course and Arlington Park. CDSN revenues also decreased during 2004 compared to CDSN’s unusually strong activity during 2003 reflecting New York Racing Association (“NYRA”) activity, which experienced poor weather conditions during 2003.
	During the fourth quarter of 2003 we purchased the remaining 40% minority interest in Charlson Broadcast Technologies, LLC, now referred to as Churchill Downs Simulcast Productions. This purchase resulted in internalizing our closed circuit TV operations.

Return to Index

(In thousands)	Nine Months Ended September 30,		Increase	%		Three Months Ended September 30,		Increase	%
	2004	2003	(Decrease)	Change		2004	2003	(Decrease)	Change
		(Restated)					(Restated)

Purse expenses	$107,472	$110,192	($2,720)	(2%	)	$40,485	$42,215	($1,730)	(4%	)
Riverboat purse expenses	4,091	4,376	(285)	(7%	)	1,344	1,438	(94)	(7%	)
Depreciation/amortization	16,245	15,315	930	6%		5,426	5,144	282	5%
Other operating expenses	152,738	146,963	5,775	4%		54,091	51,428	2,663	5%
SG&A expenses	32,412	25,338	7,074	28%		13,249	8,499	4,750	56%
	6,202	-	6,202	100%		6,202	-	6,202	100%

Total	$319,160	$302,184	$16,976	6%		$120,797	$108,724	$12,073	11%

Percent of revenue	92%	88%	4%	5%		101%	89%	12%	13%

As noted above the increase in expenses was primarily due to the Ellis Park impairment charges and costs related to the slot initiatives in California and Florida. Depreciation expenses have increased over prior year due to the Churchill Downs Racetrack Master Plan project. Further discussion of expense variances by our reported segments is detailed below.

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands)	Nine Months Ended September 30,		Increase	%	Three Months Ended September 30,		Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
		(Restated)				(Restated)

Kentucky Operations	$87,034	$76,203	$10,831	14%	$30,049	$22,294	$7,755	35%
Hollywood Park	71,281	66,775	4,506	7%	20,530	19,569	961	5%
Arlington Park	69,829	70,618	(789)	(1%)	29,954	30,506	(552)	(2%)
Calder Race Course	58,598	54,610	3,988	7%	29,751	27,183	2,568	9%
Hoosier Park	30,467	30,405	62	0%	10,321	10,512	(191)	(2%)
CDSN	43,115	44,319	(1,204)	(3%)	15,685	15,694	(9)	0%

Total racing operations	360,324	342,930	17,394	5%	136,290	125,758	10,532	8%
Other investments	1,977	4,520	(2,543)	(56%)	759	1,610	(851)	(53%)
Corporate expenses	7,770	6,317	1,453	23%	2,408	1,960	448	23%
Eliminations	(50,911)	(51,583)	672	1%	(18,660)	(20,604)	1,944	9%

	$319,160	$302,184	$16,976	6%	$120,797	$108,724	$12,073	11%

	Kentucky Operation expenses increased primarily due to the $6.2 million impairment charges at Ellis Park during the third quarter based on management’s consideration of current fiscal year operating results and the forecasted operating results of the facility. Temporary facilities expenses associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days increased plus increased expenses associated with our Personal Seats Licensing (“PSL”) activity.
	Increases at Hollywood Park and Calder Race Course were primarily a result of $5.1 million spent in California and Florida on the slot initiatives.
	Other investment expenses decreased consistent with the decrease in revenues as noted above.
	Corporate expenses increased primarily due to costs related to our Customer Relationship Management (“CRM”) project and increased expenses related to Sarbanes-Oxley compliance efforts.

          The following table is a summary of our overall other income (expenses) and provision for income taxes:

(In thousands)	Nine Months Ended September 30,		Increase	%	Three Months Ended September 30,		Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change

Interest income	$ 303	$ 1,196	($ 893)	(75%)	$ 102	$ 1,061	($ 959)	(90%)
Interest expense	(4,084)	(4,716)	(632)	(13%)	(1,526)	(1,410)	116	8%
Miscellaneous, net	1,139	688	451	66%	299	45	254	564%

Other income (expense)	($ 2,642)	($ 2,832)	$ 190	7%	($ 1,125)	($ 304)	($ 821)	270%

Provision for income
taxes (As Restated)	$ 13,136	$ 16,343	($ 3,207)	(20%)	$ 1,601	$ 5,196	($ 3,595)	(69%)

Effective tax rate	52%	41%	11%	27%	72%	41%	31%	76%

	Interest income was down $0.9 million from 2003 as a result of the interest portion of a property tax refund in Illinois recorded in the third quarter of 2003.
	Interest expense decreased in 2004 primarily due to a first quarter 2003 expense of $0.6 million for unamortized loan issuance cost written-off as a result of the refinancing of the credit facility in April 2003.
	Third quarter 2004 revision of our year-to-date effective tax rate to reflect the non-deductibility of the legislative initiative costs and a portion of the impairment charges.

          The following table is a summary of our overall financial position:

	September 30,	December 31,	Increase	September 30,	September 30,	Increase
(In thousands)	2004	2003	(Decrease)	2004	2003	(Decrease)
		(Restated)			(Restated)

Total assets	$550,705	$502,910	$47,795	$550,705	$487,358	$63,347
Total liabilities	$284,159	$250,197	$33,962	$284,159	$229,505	$54,654
Total shareholders' equity	$266,546	$252,713	$13,833	$266,546	$257,853	$8,693

Total assets increased from the prior periods of December 31, 2003 and September 30, 2003 primarily due to:
	Accounts receivable includes approximately $9.4 million related to our PSL program.
	Other current assets attributable to deposit and advances made in connection with the Fair Grounds acquisition.
	Plant and equipment reflects our expenditures for the Master Plan project.
	Increases were partially offset by the decrease in goodwill of $1.8 million and plant and equipment of $4.4 million for the asset impairment loss on Ellis Park.

Total liabilities increased from the prior periods of December 31, 2003 and September 30, 2003 primarily due to:
	Accounts payable, accrued expenses and account receivable fluctuations were primarily due to timing of billings, purse settlements and other expenses related to the operation of live racing at all of our racetracks.
	Deferred revenue increase is a result of PSL sales of $18.9 million, which will be amortized into revenue over a 30-year period.
	The income tax payable fluctuation is both a function of timing of payments and reduced taxable income.
	Long-term debt increase is attributable to our capital expenditures, including the Master Plan project expenditures.

Liquidity and Capital Resources

                 The following table is a summary of our liquidity and capital resources:

(In thousands)	September 30,	September 30,	Increase
	2004	2003	(Decrease)

Operating activities (As Restated)	$44,703	$46,830	($2,127)
Investing activities	($63,562)	($25,440)	($38,122)
Financing activities	$19,220	($18,892)	$38,112

Cash flows provided by operations in the current nine-month period decreased slightly over the prior year period primarily as a result of:
	Decrease in net earnings is primarily due to the $6.2 million impairment charges.
	Deposits and advances made in connection with the Fair Ground acquisition.
	Timing of accounts receivables, accounts payable, accrued expenses, tax payments and recognition of PSL revenues.

Cash flows used in investing activities in the current nine-month period increased over the prior year period primarily as a result of:

	Master Plan project in which we used $47.8 million and $14.5 million during the nine months ended September 30, 2004 and 2003, respectively.

Cash flows provided by financing activities in the current nine-month period increased over the prior year period primarily as a result of:

	Funding deposits and advances made in connection with the Fair Ground acquisition.
	Funding our Master Plan project.

Credit Facilities and Indebtedness

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes issued by us with a seven-year term, of which $148.3 million was outstanding at September 30, 2004. Both debt facilities are collateralized by substantially all of our assets. Prior to the amendment, discussed below, the interest rate on the bank line of credit was based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. Prior to the amendment, discussed below, the interest rate on our senior notes was equal to LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth. We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

During October 2004, we amended certain financial covenant requirements for both facilities in connection with the acquisition of assets of Fair Grounds and related transactions to allow for the increased leverage from this transaction and the anticipated investments in this operation. The Fair Grounds acquisition is detailed in the Notes to Condensed Consolidated Financial Statements, Note 11, of this Form 10-Q. Under terms of the amendments, the $200.0 million revolving line of credit is based upon LIBOR plus a spread of 125 to 300 additional basis points and the $100.0 million senior notes will bear interest based on LIBOR plus a spread of 155 to 280 basis points beginning in the fourth quarter of 2004, both of which are determined by the Company meeting certain financial requirements. Also under terms of the amendments, the assets acquired were added as additional collateral for both debt facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

Also, the debt facilities require the Company to timely file its periodic reports with the Securities and Exchange Commission. Due to the timing of the filing of these financial statements in this Form 10-Q, the Company would have been in violation of this covenant. However, since the periodic report was filed within the automatic five-day grace period, this violation has been cured. Consequently, all amounts under the debt facilities continue to be classified as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2004.

CHURCHILL DOWNS INCORPORATED

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, we had $148.3 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.5 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions. Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $100.0 million. Assuming the September 30, 2004, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we have evaluated the effectiveness of the design adn operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO ahve concluded that these controls and procedures are effective.

(b)  Changes in Internal Control over Financial Reporting

During the first quarter of 2004, the Company instituted enhanced internal controls designed to ensure consistent classification of certain revenue and expense items for financial reporting. These changes were prompted by a discovery of an inconsistency among the Company's operating units that allowed inconsistent classification of these items in the Company's consolidated statements of net earnings. As a result of the discovery, the Company amended its Form 10-K for the fiscal year ended December 31, 2003 to restate such statements to reclassify certain expenses as operating expenses rather than as an offset to reported net revenues. The Company's net earnings and net earnings per share were not affected by this reclassification.

During the preparation of the Form 10-Q of the Company for the period ended September 30, 2004, the Company, in consultation with the independent public accountants of the Company, determined that it had been incorrectly accounting for purse overpayments. The Company had previously recorded these purse overpayments as receivables, subject to any necessary valuation allowances. The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayments that exist at the end of a race meeting should be expensed. The accounting for purse overpayments has been corrected in this Form 10-Q, and the Company will amend the Form 10-K for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Not applicable
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
ITEM 3.	Defaults Upon Senior Securities
Not Applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5.	Other Information
Not Applicable
ITEM 6.	Exhibits
See exhibit index

Return to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHURCHILL DOWNS INCORPORATED
November 17, 2004	/s/ Thomas H. Meeker Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)
November 17, 2004	/s/ Michael E. Miller Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX
No.	Description	By Reference To
2(a)	Asset Purchase Agreement dated August 31, 2004 among Churchill Downs Incorporated, on behalf of a wholly owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 11 of the Asset Purchase Agreement, Churchill Downs Incorporated, a Kentucky corporation.

Exhibit 2.1 to Current Report on Form 8-K/A filed September 2, 2004
2(b)	First Amendment to Asset Purchase Agreement dated as of September 17, 2004 among Churchill Downs Incorporated, on behalf of a wholly owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 5, Churchill Downs Incorporated, a Kentucky corporation.

Exhibit 2.1 to Current Report on Form 8-K filed September 23, 2004
2(c)	Global Term Sheet among Churchill Downs Incorporated, Fair Grounds Corporation, Ben S. Gravolet, Finish Line Management Corp. and Bryan G. Krantz.	Exhibit 2.3 to Current Report on Form 8-K/A filed September 2, 2004
2(d)	Letter Agreement dated August 31, 2004, between Churchill Downs Incorporated and Louisiana Horsemen's Benevolent and Protective Association 1993, Inc., and acknowledged by Fair Grounds Corporation.	Exhibit 2.2 to Current Report on Form 8-K/A filed September 2, 2004
2(e)	Asset Purchase Agreement dated as of October 14, 2004 by and between Churchill Downs Louisiana Horseracing Company, LLC, a Louisiana limited liability compa Line Management Corp., a Louisiana corporation, for the sole purpose of provisions set forth in Section 12, Churchill Downs Incorporated, a Ken corporation, and for the sole purpose of the provision set forth in Sec Section 6(h), Bryan G. Krantz.

Exhibit 2.2 to Current Report on Form 8-K filed October 20, 2004
2(f)	Stock Purchase Agreement by and among Churchill Downs Louisiana Video Poker Company, LLC, Steven M. Rittvo, Ralph Capitelli, T. Carey Wicker III and Louisia Inc. dated as of the 14th day of October, 2004.

Exhibit 2.3 to Current Report on Form 8-K filed October 20, 2004
4(a)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley.	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004
4(b)	Convertible Promissory Note of Churchill Downs Incorporated in the principal amount of $16,669,379.87 dated October 19, 2004	Exhibit 10.3 to Current Report on Form 8-K filed October 25, 2004
4(c)	2004B Amendment to Loan Documents dated as of October 14, 2004 among Churchill Downs Incorporated, the Guarantors defined therein, and Bank One, NA, as cont representative for the Lenders defined therein.

Exhibit 10.1 to Current Report on Form 8-K filed October 20, 2004
4(d)	First Amendment Agreement dated as of October 14, 2004 to Note Purchase Agreement dated as of April 3, 2004 among Churchill Downs Incorporated, the Guara therein, Connecticut General Life Insurance Company, General Electric C Assurance Company, Employers Reinsurance Corporation, Metropolitan Life Company, Principal Life Insurance Company, Massachusetts Mutual Life In Company, C.M. Life Insurance Company, MassMutual Asia Limited, SunAmeri Insurance Company and Prudential Retirement Ceded Business Trust.

Exhibit 10.2 to Current Report on Form 8-K filed October 20, 2004
10(a)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.1 to Current Report on Form 8-K filed October 25, 2004

Return to Index

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Report on Form 10-Q for the fiscal quarter ended September 30, 2004
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Report on Form 10-Q for the fiscal quarter ended September 30, 2004
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to 14(b)).	Report on Form 10-Q for the fiscal quarter ended September 30, 2004