Form 10-K/A
period 2003-12-31
CHURCHILL DOWNS INC
filed 2004-12-03
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 0-1469

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, Kentucky 40208	502-636-4400
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of  the Exchange Act). YES  ☒ NO ☐

As of March 11, 2004, 13,269,773 shares of the Registrant’s Common Stock were outstanding.  As of June 30, 2003 (based upon the closing sale price for such date on the Nasdaq National Market), the aggregate market value of the shares held by nonaffiliates of the Registrant was $280,824,650.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 2004 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  The exhibit index is located on pages 54-56.

EXPLANATORY NOTE

Churchill Downs Incorporated (the “Company”) recently determined that purse overpayments were improperly recorded as assets.  Purse overpayments are created when, at the end of a race meeting, the purses paid to horsemen exceed the purses payable as a result of pari-mutuel operations during the race meeting.  Contractual arrangements between the Company and the horsemen’s organizations at the Company’s various racetracks, which generally expire at the end of a race meeting, provide that if a purse overpayment exists at the end of a race meeting, such overpayment may be recovered through reductions of purses otherwise paid in the subsequent race meeting(s) if a subsequent contract is entered into with the horsemen’s organization.  The Company has historically recorded these purse overpayments as receivables, subject to any necessary valuation allowances.  The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayment that exists at the end of a race meeting should be expensed.  Accordingly, the Company is filing this Annual Report on Form 10-K/A to restate its consolidated financial statements for the effect of this error.  This restatement serves to delay the recognition of the recovery until the period in which it actually occurs.  Additionally, amounts recorded as revenues for Illinois purse recapture subsidies have been reclassified to operating expenses to offset purse expense.

The Items of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 which are amended and restated are as follows: Item 6 Consolidated Selected Financial Data; Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 Financial Statements and Supplementary Data (including the Report of Independent Auditors, Consolidated Balance Sheets, Consolidated Statements of Net Earnings, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements (Notes 1, 4, 6, 15 and 16)), Supplementary Financial Information; Item 9A Controls and Procedures and Item 15 Financial Statements Schedule VIII — Valuation and Qualifying Accounts.

The remaining Items contained within this Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2003 in the form filed on March 15, 2004 and the Form 10-K/A filed on May 11, 2004.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2003

Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Consolidated Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant *
Item 11.	Executive Compensation *
Item 12.	Security Ownership of Certain Beneficial Owners and Management *
Item 13.	Certain Relationships and Related Transactions *
Item 14.	Principal Accountant Fees and Services *

Park IV

Item 15.	Exhibits, Financials Statement Schedules and Reports on Form 8-K

Signatures
Schedule VIII – Valuation and Qualifying Accounts
Exhibit Index

*  Incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of  Shareholders, filed with the Securities and Exchange Commission on April 27, 2004.

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

Arlington Park hosted the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2002. Churchill Downs has hosted the Breeders’ Cup on five occasions and Hollywood Park has also hosted the Breeders’ Cup three times (all occurring prior to our acquisition of Hollywood Park).  Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races, which currently feature $14.0 million in purses.  These races are held annually for the purpose of determining Thoroughbred champions in eight different events.  Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

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

E.                                      LICENSES AND LIVE RACING DATES

The following table is a summary of our live racing dates and the number of live racing days for each of our six racetracks.  Racing dates are approved by the respective state racing authorities, mentioned later in this section:

	2004		2003
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet:	April 24 – July 5	53	April 26 – July 6	52
Fall Meet:	Oct. 31 – Nov. 27	21	Oct. 26 – Nov. 29	27
		74		79
Hollywood Park
Spring/Summer Meet:	April 21 – July 18	65	April 23 – July 20	65
Autumn Meet:	Nov. 3 – Dec. 20	36	Nov. 11 – Dec. 21	30
		101		95
Calder Race Course
Calder Meet:	April 26 – Oct. 23	126	April 25 – Oct. 24	128
Tropical Meet:	Oct. 24 – Jan. 2, 2005	55	Oct. 25 – Jan. 2, 2004	53
		181		181

Arlington Park	May 14 – Sept. 19	96	May 9 – Sept. 27	104

Ellis Park	July 7 – Sept. 6	54	July 9 – Sept. 1	41

Hoosier Park
Standardbred Meet:	March 20 – June 12	60	March 22 – May 30	50
Thoroughbred Meet:	Sept. 2 – Nov. 21	60	Aug. 29 – Dec. 4	70
		120		120

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

Alternative Gaming

The NTRA, the representative body for the racing industry, supports the alternative gaming movement at racetracks and is working with regulators and legislators to pass alternative gaming legislation.  Alternative gaming refers to the operation of slot machines or electronic gaming devices (“EGDs”) within a racing facility.  In general, the NTRA and the racing industry believe that alternative gaming will result in the following benefits:

•                  Higher racetrack revenues and purse levels with pass through benefits to breed developers and breeding farms

•                  Increased tax revenues for states and local municipalities

•                  Increased attendance at live track facilities driven primarily by “casual fans,” or those who are patrons of traditional gaming operations such as casinos but are not racing customers

G.                                    LEGISLATIVE CHANGES

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

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 6.                  CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001	2000	1999
	As Restated (1)	As Restated (1)	As Restated (1)
Operations:

Net revenues	$444,056	$458,383	$443,734	$377,447	$268,307

Operating income	$43,059	$43,170	$49,299	$46,892	$32,775

Net earnings	$23,379	$19,635	$21,906	$19,164	$14,976

Basic net earnings per share	$1.77	$1.50	$1.67	$1.77	$1.74

Diluted net earnings per share	$1.75	$1.47	$1.66	$1.75	$1.72

Annual dividends paid per share	$.50	$.50	$.50	$.50	$.50

Balance Sheet Data at Period End:

Total assets	$502,910	$467,934	$473,418	$470,004	$398,046

Working capital surplus (deficiency)	$(45,018)	$(26,719)	$(34,864)	$(31,507)	$800

Long-term debt	$126,836	$123,348	$133,348	$158,040	$181,450

Other Data:

Shareholders’ equity	$252,713	$233,493	$217,065	$202,485	$138,121

Shareholders’ equity per share	$19.07	$17.75	$16.57	$15.55	$14.02

Additions to racing plant and equipment, exclusive of business acquisitions, net	$40,855	$22,723	$14,626	$22,419	$12,083

(1)  The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8, Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K/A are made pursuant to the Act.  These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in the Company’s accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat,  cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our operations; the impact of an additional racetrack near our Indiana operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion together with the financial statements and other financial information included in the report.  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A.

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

Our revenues and earnings are significantly influenced by our racing calendar.  Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year.  We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter.  Information regarding racing dates at our facilities for 2003 and 2004 is included in Item 1E, “Licenses and Live Racing Dates” of this Form 10-K/A.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability claims.  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A annual report.

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

Additional information regarding how our business can be impacted by competition and legislative changes are included in Item 1F and 1G, respectively, in this Form 10-K/A.

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

Results of Operations

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the years ended December 31, 2003 and 2002 is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park (1)	Calder Race Course	Arlington Park (2)	Hoosier Park	CDSN
Pari-mutuel wagering:
Live racing
2003 handle	$127,641	$160,624	$209,526	$96,414	$9,456
2003 no. of days	120	95	181	104	120
2002 handle	$137,725	$179,060	$218,569	$100,119	$13,657
2002 no. of days	123	100	181	106	158

Export simulcasting (3)
2003 handle	$49,870	$325,438	$274,344	$35,539	$122,133	$2,189,640
2003 no. of days	120	95	181	104	120	500
2002 handle	$43,230	$359,304	$285,139	$43,143	$111,770	$2,050,659
2002 no. of days	123	100	181	106	158	510

Import simulcasting
2003 handle	$112,874	$205,699	—	$414,671	$120,385
2003 no. of days	477	271	—	2,372	1,347
2002 handle	$128,501	$213,987	—	$387,165	$132,373
2002 no. of days	529	275	—	1,843	1,244
Number of OTBs	1	—	—	7	3

Totals
2003 handle	$290,385	$691,761	$483,870	$546,624	$251,974	$2,189,640
2002 handle	$309,456	$752,351	$503,708	$530,427	$257,800	$2,050,659

	Kentucky Operations	Hollywood Park (1)		Calder Race Course		Arlington Park		Hoosier Park	CDSN
Pari-mutuel revenues: (4)
2003 Revenues
Live racing	$15,677	$16,770	(5)	$33,444	(5)	$10,681		$1,026	—
Export simulcasting	3,211	13,930		38,095	(5)	3,291		3,581	$74,585
Import simulcasting	16,803	10,905		—		44,239	(5)	21,926	—
Other revenues	10,094	22,197	(5)	3,401		$6,638	(5)	995	—
Total 2003 Revenues	$45,785	$63,802		$74,940		$64,849		$27,528	$74,585

2002 Revenues
Live racing	$16,681	$18,988	(5)	$34,860	(5)	$11,318		$1,416	—
Export simulcasting	2,740	16,081		39,842	(5)	3,661		3,160	$67,849
Import simulcasting	18,389	11,710		—		39,831	(5)	24,264	—
Other revenues	10,573	21,420	(5)	2,790		10,132	(5)	671	—
Total 2002 Revenues	$48,383	$68,199		$77,492		$64,942		$29,511	$67,849

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues

Net revenues decreased $14.3 million from $458.4 million in 2002 to $444.1 million in 2003.  Kentucky Operations revenues increased $4.3 million primarily due to interstate export simulcast wagering resulting from record wagering for the Kentucky Derby and Kentucky Oaks days.  CDSN revenues increased $7.0 million primarily due to increases in interstate export simulcast wagering and record wagering on the Kentucky Oaks and Kentucky Derby days.  These increases were offset by a $9.5 million decrease in the Indiana riverboat admissions subsidy at Hoosier Park resulting from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs.  Hoosier Park also had a decrease in pari-mutuel revenues of $2.0 million primarily due to 38 fewer live Standardbred race days.  Hollywood Park’s revenue decrease of $6.0 million was primarily due to five fewer live race days during 2003, decreased wagering and attendance as well as higher California worker’s compensation costs resulting in smaller field sizes on races.

Net revenues decreased by $0.5 million at Arlington Park.  Two fewer live race days at Arlington Park as well as the impact of the Illinois harness strike during the first quarter of 2003 resulted in decreased revenues.  Calder Race Course also experienced decreased revenues of $2.1 million caused in part by reduced attendance and wagering after a smoking ban in Florida went into effect in mid-2003.  Net revenues decreased less than the sum of the segment variances described above due to increases in intercompany eliminations of $4.7 million primarily due to increased CDSN simulcast wagering.

Operating Expenses

Operating expenses decreased $8.5 million from $375.4 million in 2002 to $366.9 million in 2003 primarily due to decreased purse  expenses of $4.9 million at Hoosier Park consistent with the decrease in Indiana riverboat admissions subsidy noted above.  Other direct racing expenses at Hoosier Park decreased $2.2 million primarily due to fewer days of racing, and Hollywood Park and Calder Race Course racing expenses decreased consistent with the decreases in pari-mutuel revenues.  Kentucky Operations had an increase in purse expenses of $1.8 million consistent with the increase in pari-mutuel revenues.

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

Gross Profit

Gross profit decreased $5.8 million from $83.0 million in 2002 to $77.2 million in 2003 primarily due to the decrease in Indiana riverboat admissions subsidy at Hoosier Park, where gross profit fell $5.3 million.  In addition, gross profit declined $4.8 million at Hollywood Park as a result of reduced revenues and CDSN gross profit increased $2.1 million due to increased interstate export wagering.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $1.2 million from $35.3 million in 2002 to $34.1 million in 2003 primarily as a result of a decrease in strategic planning expenses for our corporate segment as well as a decrease in legislative costs for our Kentucky Operations related to legislative alternative gaming initiatives.  Overall cost management efforts to contain general and administrative costs resulted in additional decreased costs at our Kentucky Operations and limited significant increases at our other operations.

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

Income Tax Provision

Our income tax provision increased $2.2 million as a result of an increase in pre-tax earnings.  Our effective tax rate declined from 41% in 2002 to 40.3% in 2003 primarily due to a reduction in non-deductible expenditures as a percentage of pre-tax income.

Net Earnings

Net earnings for 2002 was reduced by a pre-tax asset impairment charge of $4.5 million.  On an after-tax basis, the charge reduced earnings per share by $0.21 per share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

Net revenues increased $14.7 million from $443.7 million in 2001 to $458.4 million in 2002.  Arlington Park revenues increased $3.9 million primarily as a result of five additional live race days and Calder Race Course revenues increased $7.2 million primarily as a result of an expanded live race meet resulting in ten additional live race days during 2002.  Kentucky Operations revenues increased $1.3 million primarily due to an additional six days of live racing as well as record wagering for the Kentucky Oaks and Kentucky Derby.  Hollywood Park pari-mutuel revenues increased $3.5 million primarily resulting from three additional live racing days in 2002.  However, this increase was offset by a decrease in concessions revenues as a result of outsourcing Hollywood Park’s food service.  CDSN revenues increased $8.6 million primarily due to increases in overall export simulcasting activity, as well as the additional days of racing and record wagering on the Kentucky Oaks and Kentucky Derby noted above.  Net revenues increased less than the sum of the segment variances described above due to increases in intercompany eliminations of $6.4 million resulting from the increased CDSN simulcasting activity.

Operating Expenses

Operating expenses increased $12.8 million from $362.6 million in 2001 to $375.4 million in 2002 due to several factors, including a $3.2 million increase in 2002 business insurance expenses at all of our racetracks.  Arlington Park, Calder Race Course and Kentucky Operations had increases in operating expenses from the increased number of live race days.  Kentucky Operations also experienced additional costs related to the incremental Kentucky Derby security measures in May 2002.  Hollywood Park had increases in operating expenses from the increased number of live race days partially offset by decreases in operating expense for the outsourcing of its food service.  Increases were partially offset by a decrease in amortization expense of $1.4 million related to the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 on January 1, 2002.

Gross Profit

Gross profit increased $1.9 million from $81.1 million in 2001 to $83.0 million in 2002.  Although there was revenue growth during 2002 primarily as a result of increased live racing days at Arlington Park, Calder Race Course, Kentucky Operations and Hollywood Park, record wagering results on Kentucky Oaks and Kentucky Derby days and an increase in CDSN wagering activity, these increases were partially offset by increases in business insurance and other operating expenses, as discussed above.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.5 million primarily due to costs incurred by our Kentucky Operations related to the Kentucky legislative gaming initiatives and consulting project and costs incurred by Arlington Park primarily related to the Illinois riverboat legislation.

Asset Impairment Loss

During 2002 an impairment loss of $4.5 million was recorded to write down the assets of Ellis Park (part of Kentucky Operations) to estimated fair value.

Other Income and Expense

Interest expense decreased $3.8 million in 2002 as a result of lower interest rates and continued debt reduction through our positive cash flow and balance sheet management.

Income Tax Provision

The decrease in our income tax provision of $1.4 million for 2002 compared to 2001 is the result of a decrease in pre-tax earnings offset by a slight increase in our effective income tax rate from 40.7% in 2001 to 41% in 2002.

Significant Changes in the Balance Sheet December 31, 2003 to December 31, 2002

Other assets increased $6.3 million due to an increase in loan costs related to the refinancing of our revolving loan facility and the long-term portion of Arlington Park’s real estate tax settlement.

Net plant and equipment increased $28.8 million primarily as a result of capital expenditures of $27.8 million related to the renovation plan to restore and modernize key areas at our Churchill Downs racetrack facility, referred to as our “Master Plan.”  Additional increases were due to routine capital spending at our operating units offset by depreciation expense of $20.1 million.

Accrued expenses increased $6.8 million primarily due to costs related to our Master Plan project.

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

Liquidity and Capital Resources

The $18.3 million increase in the working capital deficit between December 31, 2003 and 2002 is due primarily to Master Plan accrued construction billings of $7.1 million, refundable deposits of $1.1 million and deferred revenues of $3.5 million related to our new Jockey Club suites being placed in service.  Additionally, the impending maturity of our Hoosier Park loan resulted in a short-term status of the $5.2 million note.  We generally operate with negative working capital, as cash generated daily by our operations is used to reduce our long-term revolving credit borrowings.  During periods when we are conducting little or no live racing, funds from the line of credit facility are used for working capital needs.

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

Our principal commitments to make future payments consist of repayments of borrowings under our revolving credit facility and our senior notes, capital expenditures, capital lease obligations and obligations under operating lease agreements.  Our contractual obligations at December 31, 2003 are summarized as follows ($ in thousands):

Contractual Obligation

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$5,740	$1,056	$20,040	$100,000	$126,836
Capital lease obligations	37	—	—	—	37
Operating leases	1,963	4,779	1,197	2,372	10,311
Master Plan capital expenditures	74,000	8,000	—	—	82,000
Total	$81,740	$13,835	$21,237	$102,372	$219,184

As of December 31, 2003 we had three interest rate swap agreements with notional amounts totaling $60.0 million, which mature in March 2008.  The carrying amount of the interest rate swaps was a payable of approximately $0.6 million at December 31, 2003.  Information regarding interest rates on the swap agreements is included in Item 7A of this Form 10-K/A.

Significant Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of SFAS 148, however, management does not currently expect to change its method of accounting treatment for stock options.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As described in Note 1, the Company has restated its 2003, 2002 and 2001 previously issued Consolidated Financial Statements to revise the accounting for purse overpayments and certain simulcast host fees.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Louisville, Kentucky

March 3, 2004 (except for the matters disclosed in the first paragraph of Note 1, as to which the date is November 17, 2004 and the matters disclosed in the second paragraph of Note 1, as to which the date is May 10, 2004)

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2003	2002
	As Restated, Note 1	As Restated, Note 1
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$14,662
Restricted cash	1,613	3,247
Accounts receivable, net of allowance for doubtful accounts of $1,141 in 2003 and $973 in 2002	35,604	34,536
Deferred income taxes	3,767	2,159
Other current assets	1,613	4,563
Total current assets	59,037	59,167

Other assets	16,941	10,652
Plant and equipment, net	367,229	338,381
Goodwill, net	52,239	52,239
Other intangible assets, net	7,464	7,495
Total assets	$502,910	$467,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,149	$32,212
Accrued expenses	38,491	31,712
Dividends payable	6,625	6,578
Income taxes payable	—	—
Deferred revenue	18,050	14,876
Long-term debt, current portion	5,740	508
Total current liabilities	104,055	85,886

Long-term debt, due after one year	121,096	122,840
Other liabilities	11,719	12,603
Deferred income taxes	13,327	13,112
Total liabilities	250,197	234,441

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; issued: 13,250 shares in 2003 and 13,157 shares in 2002	128,583	126,043
Retained earnings	124,491	107,737
Accumulated other comprehensive loss	(361)	(222)
Note receivable for common stock	—	(65)
Total shareholders’ equity	252,713	233,493
Total liabilities and shareholders’ equity	$502,910	$467,934

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per share data)

	2003	2002	2001
	As Restated, Note 1	As Restated, Note 1	As Restated, Note 1
Net revenues:
Net pari-mutuel wagering, as restated	$350,454	$355,885	$349,952
Non-wagering	93,602	102,498	93,782
	444,056	458,383	443,734

Operating expenses:
Purses	149,805	157,422	151,260
Other direct expenses, as restated	217,101	217,995	211,390
	366,906	375,417	362,650

Gross profit	77,150	82,966	81,084

Selling, general and administrative expenses	34,091	35,296	31,785

Asset impairment loss	—	4,500	—

Operating income	43,059	43,170	49,299

Other income (expense):
Interest income	1,316	332	566
Interest expense	(6,221)	(8,830)	(12,602)
Miscellaneous, net	1,028	(1,405)	(342)
	(3,877)	(9,903)	(12,378)

Earnings before provision for income taxes	39,182	33,267	36,921

Provision for income taxes	(15,803)	(13,632)	(15,015)

Net earnings	$23,379	$19,635	$21,906

Other comprehensive earnings, net of tax:

Net change related to cash flow hedges:
Cumulative effect of accounting change	—	—	(341)

Change in fair value of cash flow hedges	(139)	2,078	(1,959)

Comprehensive earnings	$23,240	$21,713	$19,606

Net earnings per common share data:
Basic	$1.77	$1.50	$1.67
Diluted	$1.75	$1.47	$1.66
Weighted average shares outstanding:
Basic	13,189	13,123	13,081
Diluted	13,392	13,359	13,213

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	Common Shares	Stock Amount	Retained Earnings	Note Receivable Common Stock	Accumulated Other Comprehensive Loss	Total

Balances December 31, 2000	13,019	$123,227	$79,323	$(65)	$—	$202,485

Net earnings, as restated			21,906			21,906

Issuance of common stock for employee benefit plans	79	1,523				1,523

Cash dividends, $.50 per share			(6,549)			(6,549)

Comprehensive earnings/(loss)					(2,300)	(2,300)

Balances December 31, 2001, as restated	13,098	124,750	94,680	(65)	(2,300)	217,065

Net earnings, as restated			19,635			19,635

Issuance of common stock for employee benefit plans	59	1,293				1,293

Cash dividends, $.50 per share			(6,578)			(6,578)

Comprehensive earnings/(loss)					2,078	2,078

Balances December 31, 2002, as restated	13,157	126,043	107,737	(65)	(222)	233,493

Net earnings, as restated			23,379			23,379

Issuance of common stock for employee benefit plans	93	2,540				2,540

Proceeds from note receivable for common stock				65		65

Cash dividends, $.50 per share			(6,625)			(6,625)

Comprehensive earnings/(loss)					(139)	(139)

Balance December 31, 2003, as restated	13,250	$128,583	$124,491	$—	$(361)	$252,713

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2003	2002	2001
	As Restated, Note 1
Cash flows from operating activities:
Net earnings	$23,379	$19,635	$21,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,483	19,627	18,589
Amortization of goodwill	—	—	1,404
Asset impairment	—	4,500	—
Gain on sale of Hoosier Park interest	—	—	(523)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	1,634	7,458	(1,699)
Accounts receivable	(1,068)	(4,361)	2,360
Other current assets	1,437	(3,197)	(442)
Accounts payable	4,194	(12,467)	6,777
Accrued expenses	(663)	3,182	(3,806)
Income taxes payable	—	(858)	(233)
Deferred revenue	3,174	1,636	1,888
Other assets and liabilities	(5,530)	268	(529)
Net cash provided by operating activities	47,040	35,423	45,692

Cash flows from investing activities:
Proceeds from sale of Hoosier Park interest	—	—	4,500
Acquisition of additional interest in CBT	(894)	—	—
Additions to plant and equipment, net	(40,855)	(22,723)	(14,626)
Net cash used in investing activities	(41,749)	(22,723)	(10,126)

Cash flows from financing activities:
Borrowings on bank line of credit	350,014	309,217	237,394
Repayments of bank line of credit	(325,085)	(317,959)	(265,778)
Repayments of revolving loan facility for refinancing	(120,929)	—	—
Proceeds from senior notes, net of expenses	98,229	—	—
(Decrease) increase in other long-term debt, net	(512)	(1,258)	111
Change in book overdraft	(1,257)	1,656	2,447
Proceeds from note receivable for common stock	65	—	—
Payment of dividends	(6,578)	(6,549)	(6,508)
Common stock issued	2,540	1,293	1,523
Net cash used in financing activities	(3,513)	(13,600)	(30,811)

Net increase (decrease) in cash and cash equivalents	1,778	(900)	4,755
Cash and cash equivalents, beginning of period	14,662	15,562	10,807
Cash and cash equivalents, end of period	$16,440	$14,662	$15,562

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,104	$7,865	$11,877
Income taxes	$17,177	$17,361	$13,959
Schedule of Non-cash Activities:
Assignment of loan to Centaur related to sale of Hoosier Park interest	$—	$—	$3,580
Plant & equipment additions included in accounts payable/accrued expenses	$7,208	$—	$249

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Restatements of Previously Issued Consolidated Financial Statements

(1)          Churchill Downs Incorporated (the “Company”) recently determined that purse overpayments were improperly recorded as assets.  Purse overpayments are created when, at the end of a race meeting, the purses paid to horsemen exceed the purses payable as a result of pari-mutuel operations during the race meeting.  Contractual arrangements between the Company and the horsemen’s organizations at the Company’s various racetracks, which generally expire at the end of a race meeting, provide that if a purse overpayment exists at the end of a race meeting, such overpayment may be recovered through reductions of purses otherwise paid in the subsequent race meeting(s) if a subsequent contract is entered into with the horsemen’s organization.  The Company has historically recorded these purse overpayments as receivables, subject to any necessary valuation allowances.  The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayment that exists at the end of a race meeting should be expensed.  Accordingly, the Company has restated its consolidated financial statements for the effect of this error.  This restatement serves to delay the recognition of the recovery until the period in which it actually occurs.  Additionally, amounts recorded as revenues for Illinois purse recapture subsidies have been reclassified to operating expenses to offset purse expense.  Also, immaterial amounts were corrected related to accrued expenses, accounts receivable and other assets.

(2)          During 2004 the Company also determined that it was classifying simulcast host fees incurred inconsistently.  The Company imports simulcast horse racing from other racetracks and pays a fee for the signal (simulcast host fees incurred).  The Company’s accounting policy is to record the simulcast host fees incurred as an expense.  However, at certain of the Company’s racetracks, simulcast host fees incurred were incorrectly netted against revenue.  The 2003 condensed consolidated financial statements have been restated to reclassify simulcast host fees incurred that were netted against revenue to operating expense.  There is no change in net earnings or earnings per share as a result of this restatement.  Additionally, various immaterial amounts were reclassified, at certain of the Company’s racetracks, to conform to the current period presentation.

The effect of the restatements is as follows:

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Year ended December 31, 2003

Net revenues	$424,233	$(3,414)	$23,237	$444,056
Operating expenses	345,933	(2,264)	23,237	366,906
Gross profit (loss)	78,300	(1,150)	—	77,150

Selling, general and administrative	34,021	70	—	34,091
Operating income (loss)	44,279	(1,220)	—	43,059

Other income (expense)	(3,831)	(46)	—	(3,877)

Earnings (loss) before (provision) benefit for income taxes	40,448	(1,266)	—	39,182
(Provision) benefit for income taxes	(16,310)	507	—	(15,803)
Net earnings (loss)	$24,138	$(759)	$—	$23,379

Net earnings per common share data:
Basic	$1.83	$(0.06)	—	$1.77
Diluted	$1.80	$(0.05)	—	$1.75

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Year ended December 31, 2002

Net revenues	$438,842	$(3,734)	$23,275	$458,383
Operating expenses	353,537	(1,395)	23,275	375,417
Gross profit (loss)	85,305	(2,339)	—	82,966

Selling, general and administrative	35,366	(70)	—	35,296
Operating income (loss)	45,439	(2,269)	—	43,170

Other income (expense)	(9,949)	46	—	(9,903)

Earnings (loss) before (provision) benefit for income taxes	35,490	(2,223)	—	33,267
(Provision) benefit for income taxes	(14,521)	889	—	(13,632)
Net earnings (loss)	$20,969	$(1,334)	$—	$19,635

Net earnings per common share data:
Basic	$1.60	$(0.10)	—	$1.50
Diluted	$1.57	$(0.10)	—	$1.47

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Year ended December 31, 2001

Net revenues	$426,893	$(4,356)	$21,197	$443,734
Operating expenses	345,526	(4,073)	21,197	362,650
Gross profit (loss)	81,367	(283)	—	81,084

Selling, general and administrative	31,785	—	—	31,785
Operating income (loss)	49,582	(283)	—	49,299

Other income (expense)	(12,378)	—	—	(12,378)

Earnings (loss) before (provision) benefit for income taxes	37,204	(283)	—	36,921
(Provision) benefit for income taxes	(15,128)	113	—	(15,015)
Net earnings (loss)	$22,076	$(170)	$—	$21,906

Net earnings per common share data:
Basic	$1.69	$(0.02)	—	$1.67
Diluted	$1.67	$(0.01)	—	$1.66

The following tables represent the effect of the restatements on the 2003 and 2002 consolidated balance sheets:

	As Previously Reported	Adjustment (1)	As Restated
December 31, 2003

Accounts receivable, net	$36,693	$(1,089)	$35,604
Other current assets	$4,120	$(2,507)	$1,613
Other assets	$15,941	$1,000	$16,941
Accounts payable	$34,466	$683	$35,149
Income taxes payable	$1,016	$(1,016)	—
Retained earnings	$126,754	$(2,263)	$124,491

	As Previously Reported	Adjustment (1)	As Restated
December 31, 2002

Accounts receivable, net	$34,435	$101	$34,536
Other current assets	$5,988	$(1,425)	$4,563
Other assets	$10,606	$46	$10,652
Accounts payable	$31,189	$1,023	$32,212
Accrued expenses	$31,782	$(70)	$31,712
Income taxes payable	$727	$(727)	—
Retained earnings	$109,241	$(1,504)	$107,737

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

Revenue Recognition

The Company recognizes revenue from commissions on pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with in-home wagering providers in the period in which performance occurred.  The Company also earns pari-mutuel related streams of revenues from sources that are not related to the handle wagered at the Company’s facilities.  These other revenues are primarily derived from statutory racing regulations in some of the states where the Company’s facilities are located and are recognized when performance has occurred. Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources. These non-wagering revenues are recognized in the period in which the performance has occurred.

Purse Expense

The Company recognizes purse expense from the statutorily required percentage of revenue that is required to be paid out in the form of purse to the winning owners of races run at the Company’s racetracks in the period in which performance occurs. The Company incurs a liability for all unpaid purse to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting purse overpayments which are expensed as incurred.  Recoveries of purse overpayments are recognized in the period they are realized.

Deferred Revenue

Deferred revenue includes primarily advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events.  Revenues from these advance billings is recognized when the related event occurs.

Worker’s Compensation and General Liability Self-Insurance

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

	2003	2002	2001
	As Restated	As Restated	As Restated

Net earnings	$23,379	$19,635	$21,906
Pro forma stock-based compensation expense, net of tax benefit	(2,130)	(1,963)	(1,345)
Pro forma net earnings	$21,249	$17,672	$20,561

Net earnings per common share:
As reported
Basic	$1.77	$1,50	$1.67
Diluted	$1.75	$1.47	$1.66
Pro forma
Basic	$1.61	$1.35	$1.57
Diluted	$1.59	$1.32	$1.56

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

3.                          Plant and Equipment

Plant and equipment is comprised of the following:

	2003	2002
Land	$136,630	$134,769
Grandstands and buildings	221,695	197,047
Equipment	31,543	29,748
Furniture and fixtures	27,172	25,774
Tracks and other improvements	44,121	42,966
Construction in process	24,716	12,206
	485,877	442,510
Accumulated depreciation	(118,648)	(104,129)
	$367,229	$338,381

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

Following are pro forma results for the year ended December 31, 2001 assuming goodwill had not been amortized prior to January 1, 2002:

Year ended December 31, 2001:

	Net Earnings	Basic earnings per common share	Diluted earnings per common share
Net earnings, as restated	$21,906	$1.67	$1.66
Adjustment for amortization of goodwill	1,404	0.11	0.11
Adjusted net earnings	$23,310	$1.78	$1.77

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

Future estimated aggregate amortization expense on other intangible assets for each of the five fiscal years is as follows:

Estimated Amortization Expense

2004	$472
2005	$472
2006	$472
2007	$472
2008	$437

6.                          Income Taxes

Components of the provision for income taxes are as follows:

	2003	2002	2001
	As Restated	As Restated	As Restated
Currently payable:
Federal	$14,704	$14,193	$13,632
State & local	2,380	2,161	2,142
	17,084	16,354	15,774
Deferred:
Federal	(1,095)	(2,327)	(663)
State & local	(186)	(395)	(96)
	(1,281)	(2,722)	(759)
	$15,803	$13,632	$15,015

The Company’s income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	2003	2002	2001
	As Restated	As Restated	As Restated
Federal statutory tax on earnings before income tax	$13,714	$11,643	$12,922
State income taxes, net of federal income tax benefit	1,547	1,404	1,392
Permanent differences and other	542	585	701
	$15,803	$13,632	$15,015

Components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax liabilities:
Property & equipment in excess of tax basis	$13,795	$13,194
Racing license in excess of tax basis	572	569
Other	753	487
Deferred tax liabilities	15,120	14,250

Deferred tax assets:
Deferred compensation plans	1,465	832
Allowance for uncollectible receivables	443	376
Deferred liabilities	2,682	1,314
Other	970	775
Deferred tax assets	5,560	3,297

Net deferred tax liability	$9,560	$10,953

Income taxes are classified in the balance sheet as follows:

Net non-current deferred tax liability	$13,327	$13,112
Net current deferred tax asset	(3,767)	(2,159)
	$9,560	$10,953

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

9.                          Long-Term Debt

The following table presents our long-term debt, including current portion, outstanding at December 31, 2003 and 2002.

	As of December 31,
	2003	2002
Long-term debt, current portion:
Other notes payable	$5,740	$508
Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	—
$200 million revolving credit facility	20,000	—
$250 million revolving credit facility	—	116,000
Other notes payable	1,096	6,840
Total long-term debt	$126,836	$123,348

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

Future aggregate maturities of long-term debt are as follows:

2004	$5,740
2005	512
2006	544
2007	40
2008	20,000
Thereafter	100,000
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

Future minimum operating lease payments are as follows:

Minimum Lease Payments

2004	$1,963
2005	1,890
2006	1,736
2007	1,153
2008	1,197
Thereafter	2,372
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

The weighted average fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2003	2002	2001

Weighted average fair value at grant date	$18.72	$20.78	$13.07

Dividend yield	1.29%	1.30%	1.73%
Expected volatility	53.54%	55.10%	40.12%
Risk-free interest rate	3.54%	3.23%	6.25%
Expected option life (years)	8.1	8.1	8.6

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$12.32 to $16.42	14	2.0	$15.75	14	$15.75
$16.43 to $20.52	190	2.5	$19.00	190	$19.00
$20.53 to $24.63	172	4.5	$22.24	172	$22.24
$24.64 to $28.73	262	7.4	$27.45	111	$27.75
$28.74 to $32.84	66	5.7	$31.49	46	$32.08
$32.85 to $36.94	35	8.7	$35.54	—	—
$36.95 to $41.05	145	8.9	$38.94	—	—
TOTAL	884	5.9	$26.94	533	$22.91

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

A summary of the status of the Company’s stock options under the Employee Stock Purchase Plan as of December 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below:

	# of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Balance, December 31, 2000	16	$19.60
Adjustment to prior year estimated grants	(2)	$19.60
Granted	12	$24.71	$8.62
Exercised	(14)	$19.60
Canceled/Forfeited	—	—

Balance December 31, 2001	12	$24.71
Adjustment to prior year estimated grants	—	—
Granted	13	$32.19	$12.63
Exercised	(12)	$24.70
Canceled/Forfeited	—	—

Balance December 31, 2002	13	$32.19
Adjustment to prior year estimated grants	(1)	$23.19
Granted	15	$37.31	$8.09
Exercised	(12)	$31.70
Canceled/Forfeited	—	—

Balance December 31, 2003	15	$37.31

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

15.                   Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2003	2002	2001
	As Restated	As Restated	As Restated

Numerator for basic and diluted per share:	$23,379	$19,635	$21,906

Denominator for weighted average shares of common stock outstanding per share:
Basic	13,189	13,123	13,081
Plus dilutive effect of stock options	203	236	132
Diluted	13,392	13,359	13,213
Earnings per common share:
Basic	$1.77	$1.50	$1.67
Diluted	$1.75	$1.47	$1.66

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

The table below presents information about reported segments for the years ended December 31, 2003, 2002 and 2001:

	2003	December 31, 2002	2001
	As Restated	As Restated	As Restated

Net revenues from external customers:
Kentucky Operations	$84,010	$84,117	$85,067
Hollywood Park	78,839	84,933	86,815
Arlington Park	78,290	78,813	76,689
Calder Race Course	78,472	81,107	74,795
Hoosier Park	42,801	55,150	54,753
CDSN	77,423	70,461	61,849
Total racing operations	439,835	454,581	439,968
Other investments	2,889	2,692	2,763
Corporate revenues	1,332	1,110	1,003
	$444,056	$458,383	$443,734

Intercompany net revenues
Kentucky Operations	$25,531	$21,131	$18,860
Hollywood Park	12,795	12,719	11,444
Arlington Park	8,722	8,426	6,627
Calder Race Course	13,281	12,783	11,916
Hoosier Park	210	212	193
Total racing operations	60,539	55,271	49,040
Other investments	2,171	2,240	2,220
Corporate	984	1,456	1,271
Eliminations	(63,694)	(58,967)	(52,531)
	$—	$—	$—

Segment EBITDA & net earnings (loss):
Kentucky Operations	$18,093	$11,425	$19,173
Hollywood Park	7,179	12,578	12,821
Arlington Park	8,708	6,282	9,218
Calder Race Course	14,329	14,066	13,482
Hoosier Park	2,422	7,666	5,903
CDSN	18,912	16,982	14,568
Total racing operations	69,643	68,999	75,165
Other investments	1,457	(396)	1,315
Corporate	(6,530)	(7,149)	(7,530)
Eliminations	—	(62)	—
Depreciation and amortization	(20,483)	(19,627)	(19,993)
Interest income (expense), net	(4,905)	(8,498)	(12,036)
Provision for income taxes	(15,803)	(13,632)	(15,015)
Net earnings	$23,379	$19,635	$21,906

The table below presents total asset information about reported segments as of December 31, 2003 and 2002:

	As of December 31,
	2003	2002
	As Restated	As Restated
Total Assets:
Kentucky Operations	$439,101	$397,319
Hollywood Park	147,290	150,627
Calder Race Course	88,675	87,571
Arlington Park	81,725	79,066
Hoosier Park	34,940	34,787
CDSN	11,018	11,018
Other investments	90,735	69,858
	893,484	830,246
Eliminations	(390,574)	(362,312)
	$502,910	$467,934

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

Supplementary Financial Information (Unaudited)

(In thousands, except per share data)

				Common Stock Information (Per Share of Common Stock)
	Net Revenues, as restated (1)	Operating Income (Loss) as restated (1)	Net Earnings (Loss) as restated (1)	Basic Earnings (Loss) as restated (1)	Diluted Earnings (Loss) as restated (1)	Dividends
2003	$444,056	$43,059	$23,379	$1.77	$1.75
Fourth Quarter	$98,799	$157	$(389)	$(0.03)	$(0.03)	$0.50
Third Quarter	121,819	13,095	7,595	0.58	0.57
Second Quarter	187,719	47,737	27,697	2.10	2.07
First Quarter	35,719	(17,930)	(11,524)	(0.87)	(0.87)

2002	$458,383	$43,170	$19,635	$1.50	$1.47
Fourth Quarter	$115, 569	$3,641	$653	$0.05	$0.05	$0.50
Third Quarter	129,813	15,692	7,909	0.60	0.59
Second Quarter	180,208	41,036	23,108	1.76	1.73
First Quarter	32,793	(17,199)	(12,035)	(0.92)	(0.92)

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

(b)         Changes in Internal Control over Financial Reporting

During the first quarter of 2004, the Company instituted enhanced internal controls designed to ensure consistent classification of certain revenue and expense items for financial reporting.  These changes were prompted by a recent discovery of an inconsistency among the Company’s operating units that allowed inconsistent classification of these items in the Company’s consolidated statements of net earnings.  As a result of the discovery, the Company amended its Form 10-K for the fiscal year ended December 31, 2003 to restate such statements to reclassify certain expenses as operating expenses rather than an offset to reported net revenues.  The Company’s  net earnings and net earnings per share are not affected by this reclassification.

During the preparation of the Form 10-Q of the Company for the period ended September 30, 2004, the Company, in consultation with the independent registered public accounting firm of the Company, determined that it had been incorrectly accounting for purse overpayments.  The Company had previously recorded these purse overpayments as receivables, subject to any necessary valuation allowances.  The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayments that exist at the end of a race meeting should be expensed.  The accounting for purse overpayments has been corrected in this Form 10-K/A for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments.

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
The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2003, 2002 and 2001 are included in Part II, Item 8:
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Net Earnings and Comprehensive Earnings
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)

Schedule VIII - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

	(3)	For the list of required exhibits, see exhibit index.

(b)		Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

(1)

Churchill Downs Incorporated furnished a Current Report on Form 8-K dated October 22, 2003, under Item 12, “Results of Operations and Financial Condition,” furnishing our third quarter 2003 earnings release dated October 21, 2003.

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

CHURCHILL DOWNS INCORPORATED

December 3, 2004	/s/ Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

December 3, 2004	/s/ Michael E. Miller
Michael E. Miller
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance, Beginning of Period	Charged to Expenses	Deductions	Balance, End of Period
Year ended December 31, 2003
Allowance for doubtful accounts receivable	$973	$303	$(135)	$1,141

Year ended December 31, 2002
Allowance for doubtful accounts receivable	$674	$486	$(187)	$973

Year ended December 31, 2001
Allowance for doubtful accounts receivable	$540	$187	$(53)	$674

EXHIBIT INDEX

Numbers	Description	By Reference To
2(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

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

Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

3(a)	Articles of Incorporation of Churchill Downs Incorporated as amended through July 18, 2003	Exhibit 3(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2003

(b)	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2003

4(a)	$100,000,000 Churchill Downs Incorporated Note Purchase Agreement for Floating Rate Senior Secured Notes, dated as of April 3, 2003	Exhibit 4(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003

(b)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998

(c)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated June 30, 2000

(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated September 13, 2000

10(a)	Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and Bank One, Kentucky, NA, a national banking association, as agent, dated April 3, 2003	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003

(b)

Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters

Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

(c)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

(d)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998

(e)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President *	Exhibit 10(m) to Report on Form 10-K for fiscal quarter ended March 31, 2003

(f)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant’s Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

(g)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal quarter ended December 31, 2003

(h)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993

(i)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994

(j)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997

(k)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(l)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995

(m)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(n)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(o)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

(p)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995

(q)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003

(r)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002

(s)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003

14	The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21	Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2002

23	Consent of PricewaterhouseCoopers LLP Independent Accountants	Exhibit 23 to Report on Form 10-K/A for the year ended December 31, 2003

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K/A for the year ended December 31, 2003

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K/A for the year ended December 31, 2003

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Exhibit 32 to Report on Form 10-K/A for the year ended December 31, 2003

*Management contract or compensatory plan or arrangement.