Form 10-Q/A
period 2004-03-31
CHURCHILL DOWNS INC
filed 2004-12-03
CIK 20212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Churchill Downs Incorporated (the “Company”) recently determined that purse overpayments were improperly recorded as assets.  Purse overpayments are created when, at the end of a race meeting, the purses paid to horsemen exceed the purses payable as a result of pari-mutuel operations during the race meeting.  Contractual arrangements between the Company and the horsemen’s organizations at the Company’s various racetracks, which generally expire at the end of a race meeting, provide that if a purse overpayment exists at the end of a race meeting, such overpayment may be recovered through reductions of purses otherwise paid in the subsequent race meeting(s) if a subsequent contract is entered into with the horsemen’s organization.  The Company has historically recorded these purse overpayments as receivables, subject to any necessary valuation allowances.  The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayment that exists at the end of a race meeting should be expensed.  Accordingly, the Company is filing this Form 10-Q/A to restate its consolidated financial statements for the effect of this error.  This restatement serves to delay the recognition of the recovery until the period in which it actually occurs.  Also, immaterial amounts were corrected related to accrued expenses, accounts receivable and other assets.

The Items of the Company’s Form 10-Q/A for the quarter ended March 31, 2004 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures.

The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended March 31, 2004 in the form filed on May 10, 2004.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

For the Quarter Ended March 31, 2004

Part I

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, March 31, 2004, December 31, 2003, and March 31, 2003

Condensed Consolidated Statements of Net Earnings (Loss) for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings (Not applicable)

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities (Not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (Not applicable)

Item 5.	Other Information (Not applicable)

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
	As Restated, Note 1	As Restated, Note 1	As Restated, Note 1
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,924	$18,053	$11,713
Accounts receivable, net of allowance for doubtful accounts of $1,119 at March 31, 2004 and $1,141 at December 31, 2003 and March 31, 2003	17,896	35,604	17,435
Deferred income taxes	4,252	3,767	2,513
Other current assets	15,016	1,613	16,155
Total current assets	52,088	59,037	47,816

Other assets	17,224	16,941	10,707
Plant and equipment, net	387,660	367,229	343,910
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,339	7,464	7,404
	$516,550	$502,910	$462,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,196	$35,149	$28,149
Accrued expenses	37,080	38,491	27,609
Dividends payable	—	6,625	—
Income taxes payable	—	—	—
Deferred revenue	31,135	18,050	28,579
Long-term debt, current portion	5,295	5,740	513
Total current liabilities	112,706	104,055	84,850

Long-term debt, due after one year	136,864	121,096	127,646
Other liabilities	12,461	11,719	12,997
Deferred income taxes	13,323	13,327	14,822
Total liabilities	275,354	250,197	240,315

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—	—
Common stock, no par value; 50,000 shares authorized; issued: 13,284 shares March 31, 2004, 13,250 shares December 31, 2003, and 13,168 shares March 31, 2003	129,522	128,583	126,302
Retained earnings	112,745	124,491	96,213
Accumulated other comprehensive loss	(1,071)	(361)	(754)
	241,196	252,713	221,761
	$516,550	$502,910	$462,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)

for the three months ended March 31,

(Unaudited)

(in thousands, except per share data)

	2004	2003
		As Restated Note 1

Net revenues	$37,729	$35,719
Operating expenses	47,493	45,471

Gross loss	(9,764)	(9,752)

Selling, general and administrative expenses	9,078	8,178

Operating loss	(18,842)	(17,930)

Other income (expense):
Interest income	116	62
Interest expense	(1,384)	(1,827)
Miscellaneous, net	336	424
	(932)	(1,341)

Loss before income tax benefit	(19,774)	(19,271)

Income tax benefit	8,028	7,747

Net loss	$(11,746)	$(11,524)

Basic and diluted net loss per common share	$(0.89)	$(0.88)

Basic and diluted weighted average shares outstanding	13,257	13,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited)

(in thousands)

	2004	2003
	As Restated, Note 1	As Restated, Note1
Cash flows from operating activities:
Net loss	$(11,746)	$(11,524)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,362	5,062
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	17,708	17,101
Other current assets	(13,403)	(11,591)
Accounts payable	812	(2,127)
Accrued expenses	(2,524)	(4,989)
Income taxes payable	—	—
Deferred revenue	13,085	13,703
Other assets and liabilities	455	2,049
Net cash provided by operating activities	9,749	7,684

Cash flows from investing activities:
Additions to plant and equipment, net	(20,311)	(8,657)
Net cash used in investing activities	(20,311)	(8,657)

Cash flows from financing activities:
Borrowings on bank line of credit	83,656	51,354
Repayments of bank line of credit	(66,792)	(46,423)
Decrease in long-term debt, net	(1,541)	(120)
Change in book overdraft	(2,204)	(3,780)
Proceeds from note receivable for common stock	—	65
Payment of dividends	(6,625)	(6,578)
Common stock issued	939	259
Net cash provided by (used in) financing activities	7,433	(5,223)

Net decrease in cash and cash equivalents	(3,129)	(6,196)
Cash and cash equivalents, beginning of period	18,053	17,909
Cash and cash equivalents, end of period	$14,924	$11,713

Supplemental cash flow disclosures:
Interest payments	$1,305	$1,699
Income tax payments	$875	$400
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$12,565	$1,843

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

The effect of the restatements are as follows:

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Three Months ended March 31, 2003

Net revenues	$33,721	$—	$1,998	$35,719
Operating expenses	43,542	(69)	1,998	45,471
Gross loss	(9,821)	(69)	—	(9,752)

Selling, general and administrative	8,108	70	—	8,178
Operating income (loss)	(17,929)	(1)	—	(17,930)

Other income (expense)	(1,295)	(46)	—	(1,341)

Loss before benefit for income taxes	(19,224)	(47)	—	(19,271)
(Provision) benefit for income taxes	7,728	19	—	7,747
Net earnings (loss)	$(11,496)	$(28)	$—	$(11,524)

Basic and diluted net loss per common share	$(0.87)	$(0.01)	—	$(0.88)

The following tables represent the effect of the restatement on the condensed consolidated balance sheets:

	As Previously Reported	Adjustment (1)	As Restated
March 31, 2004

Accounts receivable, net	$18,985	$(1,089)	$17,896
Other current assets	$16,507	$(1,491)	$15,016
Other assets	$16,224	$1,000	$17,224
Accounts payable	$38,513	$653	$39,196
Retained earnings	$115,008	$(2,263)	$112,745

	As Previously Reported	Adjustment (1)	As Restated
March 31, 2003

Accounts receivable, net	$17,435	$—	$17,435
Other current assets	$16,834	$(679)	$16,155
Other assets	$10,707	$—	$10,707
Accounts payable	$27,296	$883	$28,149
Retained earnings	$97,745	$(1,532)	$96,213

	As Previously Reported	Adjustment (1)	As Restated
December 31, 2003

Accounts receivable, net	$36,693	$(1,089)	$35,604
Other current assets	$4,120	$(2,507)	$1,613
Other assets	$15,941	$1,000	$16,941
Accounts payable	$34,466	$683	$35,149
Income taxes payable	$1,016	$(1,016)	$—
Retained earnings	$126,754	$(2,263)	$124,491

2.                    Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) annual report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the reader of this Form 10-Q/A may wish to refer to the Company’s Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2003 for further information.  The accompanying condensed consolidated financial statements have been prepared in accordance with the registrant’s customary accounting practices and have not been audited.

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

	Three Months Ended March 31,
	2004	2003
		As Restated
Net loss	$(11,746)	$(11,524)
Pro forma stock-based compensation expense, net of tax benefit	(189)	(385)
Pro forma net loss	$(11,935)	$(11,909)

Pro forma basic and diluted net loss per common share	$(0.90)	$(0.91)

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

4.                    Long-Term Debt

The following table presents our long-term debt, including current portion:

	As of March 31, 2004	As of December 31, 2003	As of March 31, 2003
Long-term debt, current portion:
Other notes payable	$5,295	$5,740	$513

Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	100,000	—
$200 million revolving credit facility	36,864	20,000	—
$250 million revolving credit facility	—	—	120,929
Other notes payable	—	1,096	6,717
Total long-term debt	$142,159	$126,836	$128,159

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

5.              Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company has entered into interest rate swap contracts with major financial institutions.  Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $60.0 million.  As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.55% on $60.0 million of the variable rate debt described in Note 4.  The interest rate received on the contracts is determined based on LIBOR at the end of each March, June, September and December, which is consistent with the variable rate determination on the underlying debt.  These contracts mature in March 2008.

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

Comprehensive loss consist of the following:

	Three months ended March 31,
	2004	2003
		As Restated
Net loss	$(11,746)	$(11,524)
Cash flow hedging (net of related tax benefit of $485 in 2004 and $355 in 2003)	(710)	(532)
Comprehensive loss	$(12,456)	$(12,056)

6.              Earnings Per Share

The following is a reconciliation of the numerator and denominator of the loss per common share computations:

	Three months ended March 31,
	2004	2003
		As Restated
Numerator for basic and diluted per share:	$(11,746)	$(11,524)

Denominator for weighted average shares of common stock outstanding per share:	13,257	13,159

Basic and diluted net loss per common share:	$(0.89)	$(0.88)

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

The Company’s other intangible assets are comprised of the following:

	As of March 31,
	2004	2003
Illinois Horse Race Equity fund	$3,307	$3,307
Indiana racing license	2,085	2,085
Other various intangible assets	4,133	3,790
	9,525	9,182
Accumulated amortization	(2,186)	(1,778)
	$7,339	$7,404

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

The table below presents information about reported segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
		As Restated (1)
Net revenues from external customers:
Kentucky Operations	$4,733	$4,898
Hollywood Park	5,099	4,969
Arlington Park	16,055	13,924
Calder Race Course	1,515	1,127
Hoosier Park	9,410	9,430
CDSN	879	843
Total racing operations	37,691	35,191
Other investments	38	528
	$37,729	$35,719

Intercompany net revenues:
Hollywood Park	$4	$4
Calder Race Course	284	248
Hoosier Park	7	4
Total racing operations	295	256
Other investments	145	144
Corporate	278	283
Eliminations	(718)	(683)
	$—	$—

Segment EBITDA & net loss:
Kentucky Operations	$(6,176)	$(5,147)
Hollywood Park	(3,189)	(2,215)
Arlington Park	404	(1,539)
Calder Race Course	(2,652)	(2,740)
Hoosier Park	674	816
CDSN	(133)	219
Total racing operations	(11,072)	(10,606)
Other investments	15	35
Corporate	(2,087)	(1,873)
Depreciation and amortization	(5,362)	(5,062)
Interest income (expense), net	(1,268)	(1,765)
Income tax benefit	8,028	7,747
Net loss	$(11,746)	$(11,524)

The table below presents total asset information about reported segments:

	As of March 31, 2004	As of December 31, 2003	As of March 31, 2003
	As Restated (1)	As Restated (1)	As Restated (1)
Total assets:
Kentucky Operations	$453,915	$439,101	$401,631
Hollywood Park	142,658	147,290	143,559
Arlington Park	86,923	81,725	75,516
Calder Race Course	80,493	88,675	80,413
Hoosier Park	38,746	34,940	35,780
CDSN	11,018	11,018	11,018
Other investments	92,782	90,735	80,927
	906,535	893,484	828,844
Eliminations	(389,985)	(390,574)	(366,768)
	$516,550	$502,910	$462,076

(1) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 ( the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q/A are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in the Company’s accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; a substantial change in law or regulations affecting our pari-mutuel activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

The Company restated its 2004 and 2003 condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A to correct errors relating to the accounting for purse overpayments and simulcast host fees (at certain racetracks).  See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q/A for additional information.  Corresponding amounts throughout this Item 2 have also been restated as appropriate.

You should read this discussion with the financial statements included in this report and the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003, for further information.  Additionally, the Company has amended the Form 10-K for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments.  See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q/A for additional information.

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

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers on live races at our live tracks and also wagers made on imported simulcast signals during live race meets.  Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year.  Export handle includes all patron wagers made on our live racing signals sent to other tracks or OTBs.  In-home wagering, or account wagering, consists of patron wagers through an advance deposit account.

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

In California, Hollywood Park is part of a coalition of racetracks and card clubs seeking to put the Gaming Revenue Act of 2004 on the November 2004 ballot. If passed, this initiative would direct the governor to re-

negotiate all existing compacts with Indian tribes in California.  If the tribes decline to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would be allowed to operate electronic gaming devices. The coalition submitted voter signatures required to place the initiative on the ballot for the November 2004 general election.  The California Secretary of State has until June 24, 2004 to validate the signatures to certify the initiative for the ballot.  Two lawsuits have been filed, challenging the constitutionality of the initiative.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our most significant estimates relate to the valuation of property and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the company operates, and to the aggregate costs for self-insured liability and worker’s compensation claims.  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the three months ended March 31, 2004 and 2003, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (1)	Hoosier Park	CDSN
Pari-mutuel wagering:
Ontrack Live
2004 handle	—	—	$1,353	—	$337	—
2004 no. of days	—	—	2	—	8	—
2003 handle	—	—	$1,176	—	$267	—
2003 no. of days	—	—	2	—	7	—

Ontrack Import
2004 handle	—	—	$1,347	$11,628	$571	—
2004 no. of days	—	—	2	680	8	—
2003 handle	—	—	$1,113	$7,452	$638	—
2003 no. of days	—	—	2	540	7	—

Import Simulcasting
2004 handle	$35,477	$71,488	—	$127,315	$29,764	—
2004 no. of days	145	65	—	680	325	—
2003 handle	$37,764	$76,253	—	$99,430	$30,158	—
2003 no. of days	165	65	—	540	325	—
Number of OTBs	1	—	—	8	3	—

Intrastate Export
2004 handle	—	—	$736	—	$59	—
2004 no. of days	—	—	2	—	8	—
2003 handle	—	—	$686	—	$23	—
2003 no. of days	—	—	2	—	7	—

Interstate Export (2)
2004 handle	—	—	—	—	$3,388	$12,262
2004 no. of days	—	—	—	—	8	2
2003 handle	—	—	—	—	$1,963	$10,579
2003 no. of days	—	—	—	—	7	2

Other Wagering
2004 handle	—	—	$1,080	—	—	—
2003 handle	—	—	$854	—	—	—

Totals
2004 handle	$35,477	$71,488	$4,516	$138,943	$34,119	$12,262
2003 handle	$37,764	$76,253	$3,829	$106,882	$33,049	$10,579

	Kentucky Operations	Hollywood Park	Calder Race Course (4)	Arlington Park (4)	Hoosier Park	CDSN
Pari-mutuel revenues: (3)
2004 Revenues
Ontrack Live	—	—	$270	—	$61	—
Ontrack Import	—	—	249	$2,137	36	—
Import Simulcasting	$3,542	$1,430	—	11,378	5,369	—
Intrastate Export	—	—	75	—	—	—
Interstate Export	—	—	—	—	109	$357
Other Revenue	345	174	414	1,202	294	—
Total 2004 Revenue	$3,887	$1,604	$1,008	$14,717	$5,869	$357

2003 Revenues
Ontrack Live	—	—	$235	—	$48	—
Ontrack Import	—	—	201	$1,312	49	—
Import Simulcasting	$3,789	$1,675	—	10,001	5,447	—
Intrastate Export	—	—	72	—	—	—
Interstate Export	—	—	—	—	56	$314
Other Revenue	269	—	114	$1,293	161	—
Total 2003 Revenue	$4,058	$1,675	$622	$12,606	$5,761	$314

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

(4)          The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements of Item 1, Financial Statements, which is included in this Form 10-Q/A.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $1.1 million from $8.2 million in 2003 to $9.1 million in 2004 primarily as a result of costs related to the California slot initiative and other costs related to development activities.

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

Other current assets increased $13.4 million primarily as a result of the estimated income tax benefit associated with the first quarter net loss.

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

Significant Changes in the Balance Sheet March 31, 2004 to March 31, 2003

Other assets increased $6.5 million primarily due to an increase in loan costs related to the refinancing of our revolving loan facility and the long-term portion of Arlington Park’s real estate tax settlement.

Net plant and equipment increased $43.8 million primarily as a result of capital expenditures of $40.4 million related to the Master Plan project.  Additional increases were due to routine capital spending at our operating units offset by depreciation expense.

Accounts payable increased $11.0 million primarily due to costs related to the Master Plan project and timing of payments for purses payable related to Arlington Park being designated as the host track in Illinois.

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

During the preparation of the Form 10-Q of the Company for the period ended September 30, 2004, the Company, in consultation with the independent registered public accounting firm of the Company, determined that it had been incorrectly accounting for purse overpayments.  The Company had previously recorded these purse overpayments as receivables, subject to any necessary valuation allowances.  The Company has now determined that these overpayments do not constitute receivables and do not meet the definition of an asset under U.S. Generally Accepted Accounting Principles, thus any purse overpayments that exist at the end of a race meeting should be expensed.  The accounting for purse overpayments has been corrected in this Form 10-Q/A, and the Company has amended the Form 10-K/A for the fiscal year ended December 31, 2003 to restate the financial statements contained therein to correct the accounting for purse overpayments.

Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

Not applicable

ITEM 2.                                                     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to shares of Common Stock repurchased by the Company during the quarter ended March 31, 2004:

Period	Total number of shares purchased		Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
1/1/04 – 1/31/04	—		—	—	—
Period 2
2/1/04 – 2/29/04	—		—	—	—
Period 3
3/1/04 – 3/31/04	2,536	(1)	$39.42	—	—

Total	2,536		$39.42	—	—

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
Michael E. Miller
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To
3	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2003

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2004

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2004

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2004