Form 10-Q/A
period 2004-06-30
CHURCHILL DOWNS INC
filed 2004-12-03
CIK 20212

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

The Items of the Company’s Form 10-Q/A for the quarter ended June 30, 2004 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures.

The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended June 30, 2004 in the form filed on August 8, 2004.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

CHURCHILL DOWNS INCORPORATED

I N D E X TO QUARTERLY REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
	As Restated, Note 1	As Restated, Note 1	As Restated, Note 1
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,587	$18,053	$41,353
Accounts receivable, net of allowance for doubtful accounts of $1,147 at June 30, 2004 and $1,141 at December 31, 2003 and $975 at June 30, 2003	49,016	35,604	45,148
Deferred income taxes	3,349	3,767	3,043
Other current assets	4,828	1,613	4,885
Total current assets	96,780	59,037	94,429

Other assets	16,474	16,941	11,962
Plant and equipment, net	403,191	367,229	347,699
Goodwill, net	52,239	52,239	52,239
Other intangible assets, net	7,178	7,464	7,313
	$575,862	$502,910	$513,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,723	$35,149	$65,288
Accrued expenses	43,918	38,491	35,853
Dividends payable	—	6,625	—
Income taxes payable	7,240	—	8,291
Deferred revenue	4,478	18,050	7,653
Long-term debt, current portion	—	5,740	472
Total current liabilities	132,359	104,055	117,557

Long-term debt, due after one year	146,079	121,096	119,811
Other liabilities	13,627	11,719	14,053
Deferred income taxes	13,318	13,327	13,103
Total liabilities	305,383	250,197	264,524

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—	—
Common stock, no par value; 50,000 shares authorized; issued: 13,295 shares June 30, 2004, 13,250 shares December 31, 2003, and 13,183 shares June 30, 2003	129,789	128,583	126,725
Retained earnings	140,441	124,491	123,910
Accumulated other comprehensive earnings (loss)	249	(361)	(1,517)
	270,479	252,713	249,118
	$575,862	$502,910	$513,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the six and three months ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	As Restated, Note 1	As Restated, Note 1	As Restated, Note 1	As Restated, Note 1

Net revenues	$227,364	$223,438	$189,635	$187,719
Operating expenses	179,200	176,722	131,707	131,251

Gross profit	48,164	46,716	57,928	56,468

Selling, general and administrative expenses	19,163	16,909	10,085	8,731

Operating income	29,001	29,807	47,843	47,737

Other income (expense):
Interest income	201	135	85	73
Interest expense	(2,558)	(3,306)	(1,174)	(1,479)
Miscellaneous, net	840	597	504	173
	(1,517)	(2,574)	(585)	(1,233)

Earnings before provision for income taxes	27,484	27,233	47,258	46,504

Provision for income taxes	(11,534)	(11,060)	(19,562)	(18,807)

Net earnings	$15,950	$16,173	$27,696	$27,697

Net earnings per common share data:
Basic	$1.20	$1.23	$2.08	$2.10
Diluted	$1.18	$1.21	$2.06	$2.07
Weighted average shares outstanding:
Basic	13,272	13,167	13,287	13,174
Diluted	13,460	13,367	13,473	13,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited)

(in thousands)

	2004	2003
	As Restated, Note 1	As Restated, Note 1
Cash flows from operating activities:
Net earnings	$15,950	$16,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,819	10,171
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(13,412)	(10,612)
Other current assets	(3,215)	(322)
Accounts payable	39,272	34,758
Accrued expenses	10,035	1,961
Income taxes payable	7,240	8,291
Deferred revenue	(13,572)	(7,223)
Other assets and liabilities	2,406	1,903
Net cash provided by operating activities	55,523	55,100

Cash flows from investing activities:
Additions to plant and equipment, net	(47,828)	(19,074)
Net cash used in investing activities	(47,828)	(19,074)

Cash flows from financing activities:

Repayments of revolving loan facility for refinancing	—	(120,929)
Proceeds from senior notes, net of expenses	—	98,229
Borrowings on bank line of credit	196,295	172,453
Repayments of bank line of credit	(175,434)	(154,310)
Decrease in long-term debt, net	(1,618)	(279)
Change in book overdraft	15	(1,915)
Proceeds from note receivable for common stock	—	65
Payment of dividends	(6,625)	(6,578)
Common stock issued	1,206	682
Net cash provided by (used in) financing activities	13,839	(12,582)

Net increase in cash and cash equivalents	21,534	23,444
Cash and cash equivalents, beginning of period	18,053	17,909
Cash and cash equivalents, end of period	$39,587	$41,353

Supplemental cash flow disclosures:
Interest	$2,960	$3,398
Income taxes	$3,009	$3,442
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable	$5,915	$233

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

The effect of the restatements are as follows:

	As Previously Reported	Adjustment (1)	As Restated
Six Months ended June 30, 2004

Net revenues	$228,797	$(1,433)	$227,364
Operating expenses	181,079	(1,879)	179,200
Gross profit (loss)	47,718	446	48,164

Selling, general and administrative	19,163	—	19,163
Operating income (loss)	28,555	446	29,001

Other income (expense)	(1,517)	—	(1,517)

Earnings (loss) before (provision) benefit for income taxes	27,038	446	27,484
(Provision) benefit for income taxes	(11,356)	(178)	(11,534)
Net earnings (loss)	$15,682	$268	$15,950

Net earnings per common share data:
Basic	$1.18	$0.02	$1.20
Diluted	$1.17	$0.01	$1.18

	As Previously Reported	Adjustment (1)	As Restated
Three Months ended June 30, 2004

Net revenues	$191,068	$(1,433)	$189,635
Operating expenses	133,586	(1,879)	131,707
Gross profit (loss)	57,482	446	57,928

Selling, general and administrative	10,085	—	10,085
Operating income (loss)	47,397	446	47,843

Other income (expense)	(585)	—	(585)

Earnings (loss) before (provision) benefit for income taxes	46,812	446	47,258
(Provision) benefit for income taxes	(19,384)	(178)	(19,562)
Net earnings (loss)	$27,428	$268	$27,696

Net earnings (loss) per common share data:
Basic	$2.06	$0.02	$2.08
Diluted	$2.04	$0.02	$2.06

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Six Months ended June 30, 2003

Net revenues	$214,285	$(1,280)	$10,433	$223,438
Operating expenses	166,967	(802)	10,557	176,722
Gross profit (loss)	47,318	(478)	(124)	46,716

Selling, general and administrative	16,873	70	(34)	16,909
Operating income (loss)	30,445	(548)	(90)	29,807

Other income (expense)	(2,618)	(46)	90	(2,574)

Earnings (loss) before (provision) benefit for income taxes	27,827	(594)	—	27,233
(Provision) benefit for income taxes	(11,298)	238	—	(11,060)
Net earnings (loss)	$16,529	$(356)	$—	$16,173

Net earnings per common share data:
Basic	$1.26	$(0.03)	—	$1.23
Diluted	$1.24	$(0.03)	—	$1.21

	As Previously Reported	Adjustment (1)	Adjustment (2)	As Restated
Three Months ended June 30, 2003

Net revenues	$180,496	$(1,280)	$8,503	$187,719
Operating expenses	123,425	(733)	8,559	131,251
Gross profit (loss)	57,071	(547)	(56)	56,468

Selling, general and administrative	8,765	—	(34)	8,731
Operating income (loss)	48,306	(547)	(22)	47,737

Other income (expense)	(1,255)	—	22	(1,233)

Earnings (loss) before (provision) benefit for income taxes	47,051	(547)	—	46,504
(Provision) benefit for income taxes	(19,026)	219	—	(18,807)
Net earnings (loss)	$28,025	$(328)	$—	$27,697

Net earnings (loss) per common share data:
Basic	$2.13	$(0.03)	—	$2.10
Diluted	$2.09	$(0.02)	—	$2.07

The following tables represent the effect of the restatement on the condensed consolidated balance sheets:

	As Previously Reported	Adjustment (1)	As Restated
June 30, 2004

Accounts receivable, net	$49,717	$(701)	$49,016
Other current assets	$6,261	$(1,433)	$4,828
Other assets	$15,474	$1,000	$16,474
Accounts payable	$76,040	$653	$76,723
Income taxes payable	$7,062	$178	$7,240
Retained earnings	$142,436	$(1,995)	$140,441

	As Previously Reported	Adjustment (1)	As Restated
December 31, 2003

Accounts receivable, net	$36,693	$(1,089)	$35,604
Other current assets	$4,120	$(2,507)	$1,613
Other assets	$15,941	$1,000	$16,941
Accounts payable	$34,466	$683	$35,149
Income taxes payable	$1,016	$(1,016)	$—
Retained earnings	$126,754	$(2,263)	$124,491

	As Previously Reported	Adjustment (1)	As Restated
June 30, 2003

Accounts receivable, net	$45,695	$(547)	$45,148
Other current assets	$5,564	$(679)	$4,885
Other assets	$11,962	$—	$11,962
Accounts payable	$64,435	$853	$65,288
Income taxes payable	$8,510	$(219)	$8,291
Retained earnings	$125,770	$(1,860)	$123,910

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

Revenue Recognition

The Company recognizes revenue from commissions or pari-mutuel wagering at the Company’s racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees and source market fees generated from contracts with in-home wagering providers in the period in which performance occurred.  The Company also earns pari-mutuel related streams of revenues from sources that are not related to the handle wagered at the Company’s facilities.  These other revenues are primarily derived from statutory racing regulations in some of the states where the Company’s facilities are located and are recognized when performance has occurred.  Additional non-wagering revenues are primarily generated from Indiana riverboat admissions subsidy, admissions, concessions, sponsorship, licensing rights and broadcast fees, lease income and other sources.  These non-wagering revenues are recognized in the period in which the performance has occurred.

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

2.                   Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” the Company’s net earnings and net earnings per common share for the six and three months ended June 30, 2004 and 2003 would approximate the pro forma amounts presented below:

	Six Months Ended June 30,
	2004	2003
	As Restated	As Restated
Net earnings	$15,950	$16,173
Pro forma stock-based compensation expense, net of tax benefit	(869)	(922)
Pro forma net earnings	$15,081	$15,251

Pro forma net earnings per common share:
Basic	$1.14	$1.16
Diluted	$1.12	$1.14

	Three Months Ended June 30,
	2004	2003
	As Restated	As Restated
Net earnings	$27,696	$27,697
Pro forma stock-based compensation expense, net of tax benefit	(681)	(539)
Pro forma net earnings	$27,015	$27,158

Pro forma net earnings per common share:
Basic	$2.03	$2.06
Diluted	$2.01	$2.03

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

3.                   Long-Term Debt

The following table presents our long-term debt, including current portion:

	As of June 30, 2004	As of December 31, 2003	As of June 30, 2003
Long-term debt, current portion:
Other notes payable	$—	$5,740	$472

Long-term debt, due after one year:
$100 million variable rate senior notes	100,000	100,000	100,000
$200 million revolving credit facility	40,861	20,000	13,214
Other notes payable	5,218	1,096	6,597
Total long-term debt	$146,079	$126,836	$120,283

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

Notional Amount	Termination Date	Fixed Rate
$20 million	July 2006	3.24	%(1)
$20 million	March 2008	3.54%
$15 million	March 2008	3.55%
$25 million	March 2008	3.54%
$20 million	March 2010	4.55	%(1)

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

Comprehensive earnings consist of the following:

	Six months ended June 30,
	2004	2003
	As Restated	As Restated
Net Earnings	$15,950	$16,173
Cash flow hedging (net of related tax provision of $417 in 2004 and tax benefit of $885 in 2003)	610	(1,295)
Comprehensive earnings	$16,560	$14,878

	Three months ended June 30,
	2004	2003
	As Restated	As Restated
Net Earnings	$27,696	$27,697
Cash flow hedging (net of related tax provision of $902 in 2004 and tax benefit of $530 in 2003)	1,320	(763)
Comprehensive earnings	$29,016	$26,934

5.                   Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
	As Restated
Numerator for basic and diluted earnings per share:	$15,950	$16,173	$27,696	$27,697

Denominator for weighted average shares of common stock outstanding per share:
Basic	13,272	13,167	13,287	13,174
Plus dilutive effect of stock options	188	200	186	206
Diluted	13,460	13,367	13,473	13,380

Earnings per common share:
Basic	$1.20	$1.23	$2.08	$2.10
Diluted	$1.18	$1.21	$2.06	$2.07

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

The table below presents information about reported segments for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	As Restated (1)		As Restated (1)
Net revenues from external customers:
Kentucky Operations	$61,625	$57,852	$56,892	$52,954
Hollywood Park	45,527	44,234	40,428	39,265
Arlington Park	38,629	36,716	22,574	22,792
Calder Race Course	23,675	24,003	22,160	22,876
Hoosier Park	20,603	20,451	11,193	11,021
CDSN	36,043	37,988	35,164	37,145
Total racing operations	226,102	221,244	188,411	186,053
Other investments	238	1,253	200	725
Corporate revenues	1,024	941	1,024	941
	$227,364	$223,438	$189,635	$187,719
Intercompany net revenues:
Kentucky Operations	$15,559	$16,229	$15,559	$16,229
Hollywood Park	6,918	6,906	6,914	6,902
Arlington Park	2,200	2,732	2,200	2,732
Calder Race Course	3,276	3,585	2,992	3,337
Hoosier Park	50	37	43	33
Total racing operations	28,003	29,489	27,708	29,233
Other investments	845	899	700	755
Corporate expenses	544	552	266	269
Eliminations	(29,392)	(30,940)	(28,674)	(30,257)
	$—	$—	$—	$—
Segment EBITDA & net earnings:
Kentucky Operations	$23,927	$23,270	$30,103	$28,417
Hollywood Park	5,835	6,792	9,024	9,007
Arlington Park	3,402	888	2,998	2,427
Calder Race Course	808	1,389	3,460	4,129
Hoosier Park	1,228	1,361	554	545
CDSN	8,613	9,363	8,746	9,144
Total racing operations	43,813	43,063	54,885	53,669
Other investments	647	466	632	431
Corporate expenses	(3,794)	(2,954)	(1,707)	(1,081)
Eliminations	(6)	—	(6)	—
Depreciation and amortization	(10,819)	(10,171)	(5,457)	(5,109)
Interest income (expense), net	(2,357)	(3,171)	(1,089)	(1,406)
Provision for income taxes	(11,534)	(11,060)	(19,562)	(18,807)
Net earnings	$15,950	$16,173	$27,696	$27,697

The table below presents total asset information about reported segments:

	As of June 30, 2004	As of December 31, 2003	As of June 30, 2003
	As Restated (1)	As Restated (1)	As Restated (1)
Total assets:
Kentucky Operations	$476,847	$439,101	$417,348
Hollywood Park	173,376	147,290	175,072
Arlington Park	86,692	81,725	81,940
Calder Race Course	88,164	88,675	86,438
Hoosier Park	37,911	34,940	35,444
CDSN	11,018	11,018	11,018
Other investments	101,929	90,735	89,558
	975,937	893,484	896,818
Eliminations	(400,075)	(390,574)	(383,176)
	$575,862	$502,910	$513,642

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

The Company restated its 2004 and 2003 condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A to correct errors relating to the accounting for purse overpayments and classification of subsidies and simulcast host fees (at certain racetracks).  See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q/A for additional information.  Corresponding amounts throughout this Item 2 have also been restated as appropriate.

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

RESULTS OF OPERATIONS

Pari-mutuel wagering information, including intercompany transactions, for our CDSN segment and five live racing segments including on-site simulcast facilities and separate OTBs, which are included in their respective segments, during the six months ended June 30, 2004 and 2003, is as follows ($ in thousands):

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (1)	Hoosier Park	CDSN
Pari-mutuel wagering:
On-track Live
2004 handle	$69,342	$54,956	$20,951	$17,654	$2,634	—
2004 no. of days	48	51	49	35	60	—
2003 handle	$76,995	$58,178	$22,139	$19,469	$2,208	—
2003 no. of days	47	50	51	39	50	—

On-track Import
2004 handle	$15,231	$34,156	$40,081	$25,379	$5,335	—
2004 no. of days	48	51	49	87	60	—
2003 handle	$12,667	$34,843	$42,421	$22,084	$4,837	—
2003 no. of days	47	50	51	69	50	—

Import Simulcasting
2004 handle	$51,157	$96,231	—	$247,840	$57,740	—
2004 no. of days	279	129	—	1,408	612	—
2003 handle	$54,691	$102,039	—	$220,593	$59,616	—
2003 no. of days	259	130	—	1,099	620	—
Number of Trackside/OTBs	1	—	—	8	3	—

Intrastate Export
2004 handle	$21,710	$81,705	$13,016	$12,534	$451	—
2004 no. of days	48	51	49	35	60	—
2003 handle	$20,892	$83,192	$14,715	$14,599	$278	—
2003 no. of days	47	50	51	39	50	—

Interstate Export (2)
2004 handle	—	—	—	—	$37,128	$910,545
2004 no. of days	—	—	—	—	60	183
2003 handle	—	—	—	—	$26,506	$991,099
2003 no. of days	—	—	—	—	50	187

Other Wagering
2004 handle	$36,537	$108,587	$72,191	—	—	—
2003 handle	$33,401	$100,831	$70,823	—	—	—

Totals
2004 handle	$193,977	$375,635	$146,239	$303,407	$103,288	$910,545
2003 handle	$198,646	$379,083	$150,098	$276,745	$93,445	$991,099

	Kentucky Operations	Hollywood Park	Calder Race Course	Arlington Park (4)	Hoosier Park	CDSN
Pari-mutuel revenues: (3)
2004 Revenues
On-track Live	$10,711	$8,563	$4,157	$3,261	$486	—
On-track Import	2,805	4,368	7,157	4,604	300	—
Import Simulcasting	4,526	1,925	—	21,797	10,818	—
Intrastate Export	1,863	7,735	1,564	1,040	14	—
Interstate Export	—	—	—	—	1,067	$34,578
Other Revenue	4,757	14,503	9,845	2,905	644	—
Total 2004 Revenue	$24,662	$37,094	$22,723	$33,607	$13,329	$34,578

2003 Revenues
On-track Live	$10,965	$8,955	$4,416	$3,605	$403	—
On-track Import	2,127	4,407	7,590	3,824	289	—
Import Simulcasting	5,745	2,250	—	20,332	11,048	—
Intrastate Export	1,415	7,811	1,803	1,191	8	—
Interstate Export	—	—	—	—	764	$36,486
Other Revenue	4,196	12,441	9,130	3,194	383	—
Total 2003 Revenue	$24,448	$35,864	$22,939	$32,146	$12,895	$36,486

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenues

Net revenues during the six months ended June 30, 2004 increased $3.9 million from $223.4 million in 2003 to $227.3 million in 2004.  Kentucky Operations increased $3.1 million primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days partially offset by a decrease in pari-mutuel revenues attributable to inclement weather and reduced attendance resulting from the impact of the Churchill Downs racetrack facility renovation project, referred to as the “Master Plan” project.  Arlington Park’s pari-mutuel revenues improved in 2004 as a result of the 2003 Illinois horsemen’s strike, which negatively affected wagering in 2003.  The decrease at Calder Race Course was primarily attributable to two fewer live race days during 2004 compared to 2003.  Hollywood Park revenues increased primarily due to one additional day of live racing in 2004 compared to 2003 plus incremental source market revenues.  CDSN revenues decreased $1.9 million primarily due to fewer live race days at Arlington Park and Calder Race Course as well as the impact of inclement weather at our Kentucky Operations and Arlington Park.  CDSN revenues also decreased during 2004 resulting from CDSN’s unusually strong activity during 2003 compared to New York Racing Association (“NYRA”) activity, which experienced poor weather conditions during 2003.

Operating Expenses

Operating expenses increased $2.5 million from $176.7 million in 2003 to $179.2 million in 2004.  Kentucky Operations increased $2.9 million primarily due to temporary facilities expense associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days plus increased expense associated with our Personal Seats Licensing activity.  Hollywood Park increased $1.1 million resulting from purse and racing related expense increases consistent with increases in pari-mutuel revenues as well as increased insurance costs and property taxes and the timing of special events costs early in the 2004 Spring Meet.  CDSN expenses decreased $1.5 million consistent with decreases in pari-mutuel revenues noted above.

Gross Profit

Gross profit increased $1.5 million from $46.7 million in 2003 to $48.2 million in 2004 primarily due to incremental Jockey Club luxury suite sales and revenue growth during 2004 as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $2.3 million from $16.9 million in 2003 to $19.2 million in 2004 primarily as a result of costs related to the California voter initiative for alternative gaming and corporate expenses related to the Customer Relationship Management (“CRM”) project.

Other Income and Expense

Interest expense decreased $0.7 million in 2004 primarily due to a first quarter 2003 expense of $0.6 million for unamortized loan issuance cost written-off as a result of the refinancing of the credit facility in April 2003.

Income Tax Provision

Our income tax provision increased $0.5 million as a result of an increase in our currently estimated effective income tax rate from 40.6% in 2003 to 42.0% in 2004 partially offset by a decrease in pre-tax earnings.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenues

Net revenues during the three months ended June 30, 2004 increased $1.9 million from $187.7 million in 2003 to $189.6 million in 2004.  Kentucky Operations increased primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days.  Hollywood Park revenues increased $1.2 million due to one additional day of live racing in 2004 compared to 2003 as well as incremental source market revenues.  Arlington Park pari-mutuel revenues decreased $0.8 million due to four fewer live racing days during the three months ended June 30, 2004 compared to 2003, which was partially offset by increased group sales and sponsorship revenues.  Calder Race Course had a decrease of two live racing days resulting in a decrease in revenues of $1.1 million.  CDSN revenues also decreased $2.0 million due to fewer live race days at Arlington Park and Calder Race Course and decreased wagering at our Kentucky Operations and Arlington Park from inclement weather.  CDSN revenues also decreased during 2004 resulting from CDSN’s unusually strong activity during 2003 compared to NYRA activity, which experienced poor weather conditions during 2003.

Operating Expenses

Operating expenses increased $0.5 million from $131.2 million in 2003 to $131.7 million in 2004 resulting from increased expenses of $1.8 million at our Kentucky Operations primarily due to temporary facilities expense associated with infield hospitality and other related expenses from the Master Plan project.  Hollywood Park’s operating expenses increased $0.5 million resulting from one additional day of live racing, increased insurance costs and property taxes and the timing of special events costs early in the 2004 Spring Meet.  Calder Race Course and Arlington Park operating expenses decreased resulting from the decreased number of live racing days as noted above.

Gross Profit

Gross profit increased $1.5 million from $56.4 million in 2003 to $57.9 million in 2004 primarily due to the increase in revenues for the three months ended June 30, 2004 discussed above.

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

Income Tax Provision

Our income tax provision increased $0.8 million as a result of an increase in our currently estimated effective income tax rate from 40.4% in 2003 to 41.4% in 2004.  The increase in the estimated effective income tax rate is a result of increased non-deductible legislative expenses in California and Florida.

Significant Changes in the Balance Sheet June 30, 2004 to December 31, 2003

Accounts receivable balances increased by $13.4 million in 2004 primarily due to the timing of payments received related to the 2004 live meets for Kentucky Operations, Arlington Park and Hollywood Park.  Hoosier Park also had an increase of $2.0 million due to timing of Indiana riverboat admissions subsidy collections.

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

Income taxes payable increased $7.2 million representing the estimated income tax expense attributed to income generated in the six months of 2004 and the increase in our effective income tax rate.

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

Accounts payable increased $11.4 million primarily due to timing of settlements and purse payments at Arlington Park, Calder Race Course, Kentucky Operations and Hoosier Park.

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

Not applicable

ITEM 3.                             Defaults Upon Senior Securities

Not Applicable

ITEM 4.                             Submission of Matters to a Vote of Security Holders

The registrant’s 2004 Annual Meeting of Shareholders was held on June 17, 2004.  Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders.  Voting results for each nominee were as follows:

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

A proposal (Proposal No. 5) to approve the minutes of the 2003 Annual Meeting of Shareholders’ was approved by a vote of the majority of the shares of the registrant’s common stock represented at the meeting: 11,251,613 shares were voted in favor of the proposal; 1,115,418 shares were voted against; and 21,911 shares abstained.

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
Michael E. Miller
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

10(a)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

10(b)	First Amendment to the Partnership Interest Purchase Agreement by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

10(c)	2004A Amendment to Loan Documents among Churchill Downs Incorporated and Bank One, NA dated June 1, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

10(d)	Churchill Downs Incorporated 2004 Restricted Stock Plan	Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 dated June 22, 2004 (No. 333-116734)

10(e)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended June 30, 2004

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended June 30, 2004

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q/A for the fiscal quarter ended June 30, 2004