Form 10-K
period 2004-12-31
CHURCHILL DOWNS INC
filed 2005-03-16
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 7 2005, 12,927,614 shares of the Registrant’s Common Stock were outstanding.  As of June 30, 2004 (based upon the closing sale price for such date on the Nasdaq National Market), the aggregate market value of the shares held by nonaffiliates of the Registrant was $330,029,651.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 16, 2005 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  The exhibit index is located on pages 72-75.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities
Item 6.	Consolidated Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financials Statement Schedules

Signatures
Schedule VIII – Valuation and Qualifying Accounts
Exhibit Index

PART I

ITEM 1.   BUSINESS

A.            Introduction

Churchill Downs Incorporated (the “Company”) is principally a racing company that conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcasts signals of races.  Additionally, we offer racing services through our other business interests as well as alternative gaming through video poker operations in Louisiana.  We were organized as a Kentucky corporation in 1928.  Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We operate our flagship operation, Churchill Downs racetrack (“Churchill Downs”), in Louisville, Kentucky.  Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby.  The Churchill Downs operation also encompasses an off-track betting facility (“OTB”).  In addition, the management of Churchill Downs oversees Ellis Park Race Course, Inc. (“Ellis Park”), which operates a Thoroughbred track in Henderson, Kentucky.

Churchill Downs Management Company (“CDMC”), a wholly owned subsidiary, manages all of our operations including: Churchill Downs; Ellis Park; Arlington Park, a Thoroughbred racing operation in Arlington Heights along with eight OTBs in Illinois; Calder Race Course (“Calder”), a Thoroughbred racing operation in Miami Gardens, Florida; Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana; and Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  Arlington Park merged with the Company in September 2000. Fair Grounds and VSI were acquired in October 2004.

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

We formed Churchill Downs Investment Company (“CDIC”), a wholly owned subsidiary, to oversee other industry related investments.  CDIC holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries. During 2004, the Company sold a 19% interest in Kentucky Downs, LLC (“Kentucky Downs”), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet in September, as well as year-round simulcasting.  After consummation of the sale, the Company retained a 5% interest in Kentucky Downs. Our investments in NASRIN and Kentucky Downs are not material to the Company’s financial position or results of operations.

During 2003, the Company purchased the remaining 40% minority interest in Charlson Broadcast Technologies, LLC (“CBT”), now referred to as Churchill Downs Simulcast Productions (“CDSP”), which provides television production and integration of computer graphic software to the racing industry.  The simulcast signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs.  Our ownership in CDSP is not material to the Company’s financial position or results of operation.

B.            Live Racing and Alternative Gaming Operations

We conduct live horse racing at Churchill Downs, Hollywood Park, Calder, Fair Grounds, Arlington Park, Hoosier Park and Ellis Park.  The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events.  The 2005 Kentucky Derby will offer a minimum $2.0 million in purse money, an increase from a minimum purse of $1.0 million in 2004, and the Kentucky Oaks offers a minimum $0.5 million in purse money.  The Kentucky Derby is the first race of the annual series of races for 3-year-old Thoroughbreds known as the Triple Crown, which offers a $5.0 million bonus to a horse that wins the Kentucky Derby, Preakness and Belmont Stakes.

In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap.  Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.6 million in total purse money.  Hollywood Park is home to the Hollywood Gold Cup, which offers $0.8 million in purse money.  Hollywood Park’s Autumn Meet is highlighted by the annual $2.1 million Autumn Turf Festival, comprised of six turf races.  The Arlington Million, which is run during the International Festival of Racing at Arlington Park, with a purse of $1.0 million, is one of three North American stops for the World Series Racing Championship.  Fair Ground’s Winter Meet is highlighted by Louisiana Derby Day, the richest day in Louisiana racing that is headlined by the $0.6 million Louisiana Derby, a major prep race for the Kentucky Derby.  Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Arlington Park hosted the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2002. Churchill Downs has hosted the Breeders’ Cup on five occasions and has also been selected as the site to host the event in 2006. Hollywood Park has hosted the Breeders’ Cup three times (all occurring prior to our acquisition of Hollywood Park).  Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races, which currently feature $14.0 million in purses.  These races are held annually for the purpose of determining Thoroughbred champions in eight different events.  Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements (“Churchill facility”) are located in Louisville, Kentucky.  The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area.  During 2005, our facility will accommodate approximately 52,000 persons in our newly renovated clubhouse, grandstand and Jockey Club suites.  The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 1,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants.  The site also has a saddling paddock, accommodations for groups and special events, parking areas for the public, and our racetrack and corporate office facilities.  The backside stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at the OTB known as Trackside.  The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

We continue to make numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons.  During the first quarter of 2002 we began a $121.7 million renovation plan to restore and modernize key areas at the Churchill Downs racetrack, referred to as our “Master Plan.”  The $26.6 million Phase I, which was substantially completed during 2003, included renovation of the historic Jockey Club and construction of 61 new luxury suites, a ballroom, new meeting rooms and kitchen facilities.  The $95.1 million Phase II of the Master Plan began during the second quarter of 2003 and includes the demolition and rebuilding of a large section of the clubhouse area and the addition of 15 new luxury suites.  Phase II construction is scheduled for completion in April 2005.

As part of the financing for the Master Plan, in 2002 we transferred title to the Churchill facility to the City of Louisville, Kentucky and leased back the facility.  Subject to the terms of the lease agreement, we can re-acquire the facility at any time for $1.00.  This transaction has no significant impact on our current financial position or results of operations.

Hollywood Park

Hollywood Park and the Hollywood Park Casino site and improvements are located in Inglewood, California.  The Hollywood Park facility consists of approximately 240 acres of land upon which the racetrack and casino are located with a one and one-eighth (1 1/8) mile dirt track, a one-mile turf track, permanent grandstands and a stabling area.  The facility includes clubhouse and grandstand seating for 16,675 persons, a general admission area, a saddling paddock area and food and beverage facilities ranging from fast food to full-service restaurants.  The stabling area consists of stalls to accommodate approximately 2,000 horses, tack rooms, feed rooms, a federally approved quarantine facility, a half-mile training track, and a not-for-profit Equine Teaching Hospital and Research Center operated under the direction of the Southern California Equine Foundation.  The Hollywood Park facility also features parking areas for the public and office facilities.

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

Calder Race Course

The Calder racetrack and improvements are located in Miami Gardens, Florida, which was newly incorporated during 2003 and is the third largest city in Miami-Dade County.  The Calder facility is adjacent to Dolphin Stadium, home of the Florida Marlins and Miami Dolphins and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area.  The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants.  The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses.  The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds Race Course and VSI

On October 14, 2004, the Company completed its acquisition of the Fair Grounds racetrack and its affiliated operations, including eleven OTBs.  The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven–eighths (7/8) mile turf track, permanent grandstands and a stabling area.  The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area, and food and beverage facilities ranging from concessions to club-house dining.  The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses.  The Fair Grounds facility also features a saddling paddock, parking areas for the public and office facilities.  In connection with the acquisition of Fair Grounds racetrack and its affiliated operations, we expect to make numerous capital improvements to the Fair Grounds facility in order to better serve our horsemen and patrons.  VSI is the exclusive operator of more than 700 video poker machines at Fair Grounds and nine other tracks.

Arlington Park

The Arlington Park racetrack was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier.  The racetrack sits on 325 acres, has a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track and a five-eighths (5/8) mile training track.  The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants.  Arlington Park has 34 barns able to accommodate approximately 2,200 horses.  The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park

The Ellis Park racetrack and improvements, located in Henderson, Kentucky, consist of approximately 250 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track and a stabling area for 1,140 horses.  The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants.  The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities.

Hoosier Park

Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis.  Hoosier Park leases the land under a long-term lease from the city of Anderson and owns all of the improvements on the site.  The Hoosier Park facility consists of approximately 110 acres of leased land with a seven-eighths (7/8) mile dirt track, permanent grandstands and a stabling area.  The facility includes seating for approximately 2,400 persons, a general admission area, and food and beverage facilities ranging from fast food to a full-service restaurant.  The site also has a saddling paddock, parking areas for the public and office facilities.  The stable area has barns sufficient to accommodate 980 horses and other facilities for backstretch personnel.

C.            Simulcast Operations

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities (“export”), and receiving signals from other tracks (“import”).  Revenues are earned through pari-mutuel wagering on signals that we both import and export.

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of the Company’s simulcast signal.  CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.  CDSN will present over 650 racing programs from our seven racetracks to wagering outlets during 2005.

Churchill Downs Arlington Park and Calder conduct on-site simulcast wagering only during live race meets, while Fair Grounds, Hollywood Park, Hoosier Park and Ellis Park offer year-round simulcast wagering at the racetracks.  Our OTB in Kentucky primarily conducts simulcast wagering only when Churchill Downs is not operating a live race meet.  The OTBs located in Indiana, Illinois and Louisiana conduct simulcast wagering year-round.

Off-Track Betting Facilities

Twelve of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations.  The Kentucky OTB is located in Louisville, Kentucky, about five miles from the Churchill facility.  This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex that has state-of-the-art audiovisual capabilities for pari-mutuel wagering.  The OTB provides audio and visual technology, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates eight OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations.  One OTB is located on the Arlington Park property.  Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in East Moline, Illinois on approximately 232.6 acres.  Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet.  Arlington Park operates three OTBs within existing non-owned restaurants under license agreements.  These three OTBs are located in South Elgin, Illinois, McHenry, Illinois and South Beloit, Illinois, which opened in December 2002, June 2003 and February 2004, respectively.

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

Fair Grounds operates eleven OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations.  One OTB is located on the Fair Grounds property.  Another is located in Kenner, Louisiana consisting of approximately 4.26 acres.  Fair Grounds also leases nine OTBs located in: Covington, Louisiana consisting of approximately 7,000 square feet of space; Elmwood, Louisiana which consists of approximately 14,000 square feet of space; Gretna, Louisiana which consists of approximately 20,000 square feet of space; Houma, Louisiana which consists of approximately 10,000 square feet of space; Laplace, Louisiana which consists of approximately 7,000 square feet of space; Metairie, Louisiana which consists of approximately 9,000 square feet of space; St. Bernard, Louisiana which consists of approximately 12,000 square feet of space; Slidell, Louisiana which consists of approximately 9,000 square feet of space; and Thibodaux, Louisiana which consists of approximately 5,000 square feet of space.

Kentucky Off-Track Betting, LLC

We are a 50% owner in Kentucky Off-Track Betting, LLC (“KOTB”), with 25% of this ownership through our Ellis Park racetrack and the other 25% of this ownership through our Churchill Downs racetrack.  KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at locations other than a racetrack.  These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack.  Each OTB must first be approved by the Kentucky Horseracing Authority (“KHRA”) and the local government where the facility is to be located.  KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ and Ellis Park’s live races and interstate simulcasting of and wagering on out-of-state signals.  KOTB did not contribute significantly to our operations in 2004 and is not anticipated to have a substantial impact on our operations in the future.  Our investment in KOTB is not material to the Company’s financial position or results of operations.

In-Home Wagering

In-home wagering, or account wagering, allows patrons to place wagers through an advance deposit account established with an operating company.  Most operating companies provide distribution of the live racing product through a broadcast medium such as television or the Internet.  We have entered into agreements with Television Games Network (“TVG”), affiliated with Gemstar-TV Guide International, Inc., to broadcast our simulcast products as part of TVG’s programming content.  Such agreements expire on various dates between March 2007 and April 2008.  We license our live racing products to TVG for which we receive a simulcast host fee and a source market fee.

We believe that in-home wagering will attract both new patrons and existing racing fans who will use account wagering in addition to the live track and OTB operations.  We view this distribution channel as a potential source of future growth in the off-track market in states where it is not expressly prohibited and we intend to continue to pursue the expansion of in-home wagering.

D.            Sources of Revenue

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

E.              Licenses and Live Race Dates

The following table is a summary of our live racing dates and the number of live racing days for each of our seven racetracks.  Racing dates are generally approved by the respective state racing authorities:

	2005		2004
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet:	April 30 – July 10	52	April 24 – July 5	53
Fall Meet:	Oct. 31 – Nov. 26	21	Oct. 31 – Nov. 27	21
		73		74
Hollywood Park
Spring/Summer Meet:	April 22 – July 17	64	April 21 – July 18	65
Autumn Meet:	Nov. 9 – Dec. 19	31	Nov. 3 – Dec. 20	36
		95		101
Calder Race Course
Calder Meet:	April 25 – Oct. 16	122	April 26 – Oct. 23	123
Tropical Meet 04/05:	Jan. 1 – Jan. 2	2	Jan. 1 – Jan. 2	2
Tropical Meet 05/06:	Oct. 17 – Dec. 31	57	Oct. 24 – Dec. 31	53
		181		178

Arlington Park	May 13 – Sept. 18	94	May 14 – Sept. 19	96

Ellis Park	July 13 – Sept. 5	41	July 7 – Sept. 6	54

Hoosier Park
Standardbred Meet:	April 2 – June 25	61	March 20 – June 12	60
Thoroughbred Meet:	Sept. 3 – Nov. 25	60	Sept. 2 – Nov. 21	59
		121		119
Fair Grounds
Winter Meet 04/05:	Jan. 1 – March 27	61	Nov. 25 – Dec. 31	21
Winter Meet 05/06:	Nov. 24 – Dec. 31 (estimated)	22
		83

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

In California, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved annually by the California Horse Racing Board based upon applications submitted by California racetracks.  Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.  Although the southern California racetracks have maintained their traditional racing seasons, Hollywood may face direct competition from other southern California racetracks and may be subject to an increase or decrease in live racing dates in the future.

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

Effective July 1, 2001, a new tax structure, as defined in the Florida Pari-Mutuel Wagering Act, eliminated the tax incentive for Miami-area racetracks in Florida to apply for licenses for race dates based on their traditional racing season.  Although the Miami-area racetracks have maintained their traditional racing seasons thus far, Calder may face direct competition from other Florida racetracks and may be subject to an increase or decrease in live racing dates in the future.

In Louisiana, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Louisiana State Racing Commission (“LSRC”).  The LSRC is responsible for overseeing the awarding of licenses for the conduct of live race meets, the conduct of Thoroughbred horse racing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering.  Off-track wagering is also regulated by the LSRC.

The manufacture, distribution, servicing and operation of video draw poker devices (“Devices”) in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder (the “Louisiana Act”).  Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana.  This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands).  The Video Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board.  The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

In Illinois, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Illinois Racing Board (“IRB”).  Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (“IHRC”) based upon applications submitted by Indiana racetracks.  Indiana law requires us to conduct live racing for at least 120 days each year in order to simulcast races.  A second racetrack in Indiana, Indiana Downs, was opened on December 6, 2002, resulting in changes to Hoosier Park’s traditional racing dates.  Hoosier Park experienced a reduction of 10 live Thoroughbred days in 2004 offset by an increase of 10 live Standardbred days compared to 2003.  Additionally, Hoosier Park experienced a reduction of 38 live Standardbred racing dates in 2003 compared to 2002.  The addition of a second racetrack in Indiana, located approximately 32 miles from Hoosier Park, also negatively impacts Hoosier Park’s share of the riverboat admissions revenue and creates an increase in competition in the market.  These factors will likely have an adverse impact on future profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year.  A substantial change in the allocation of live racing days at any of our seven racetracks could significantly impact our operations and earnings in future years.

F.              Competition

North American bloodstock sales surged in 2004, building upon gains made in 2003 after a two-year downward trend.  According to The Jockey Club Fact Book, gross sales increased 23% in 2004 compared to 2003, and 2003 sales were up 11% compared to 2002.  The number of foals registered in 2004 was flat compared to 2003, indicating a stabilization of the foal crop following the Mare Reproductive Loss Syndrome (MRLS) that affected the foal population in central Kentucky in 2001.  The number of Thoroughbreds registered has an impact on the number of horses available to participate in live racing.  The improvements in bloodstock sales for 2004 are primarily attributed to an improving economy, favorable tax law changes for horse purchasers and the strength of foreign currencies against the U.S. dollar which helped drive increased participation by overseas buyers.

We generally do not directly compete with other racetracks or OTBs for patrons due to the geographic separation of facilities or differences in seasonal timing of meets.  However, a new OTB opened in Evansville, Indiana by a competitor has had a negative impact on Ellis Park, and an OTB opened in Clarksville, Indiana in 2004 has had a negative impact on Churchill Downs racetrack and OTB operations.  The Hoosier Park market has also had an increase in competition with the opening of Indiana Downs.  We face competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, including riverboat, other Louisiana racetracks, cruise ship and land-based casinos and lotteries.  Additionally, the industry faces increasing competition for overall wagering dollars from internet wagering services, which are often established off-shore to avoid regulation under U.S. state and federal laws.

The development of riverboat gaming facilities began in Indiana pursuant to authorizing legislation passed by the state of Indiana in 1993.  Illinois had previously authorized riverboat gaming.  There are currently seven riverboat casinos operating on the Ohio River along Kentucky’s border.  In addition to those riverboats operating along the Ohio River, five riverboat casinos are located along the Indiana shore of Lake Michigan and four are situated in Illinois near Chicago. There are also Native American gaming operations in Wisconsin, Florida and California, which have drawn patrons from the Arlington Park, Calder Race Course and Hollywood Park markets, respectively.  Fair Grounds competes in the New Orleans area with three riverboat casinos, one land-based casino and video poker operations located at various truck stops and restaurants.

In response to the continued increased competition from other gaming options, the horse racing industry continues to search for new sources of revenue.  Several recent developments are anticipated to be key contributors to overall growth within the industry.  The repeal of a Federal withholding tax on foreign wagers removes an impediment for U.S. racetracks seeking to penetrate international markets.  Other developments focus on increasing the core customer base and developing new fans through new technology to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources.  Finally, the industry continues to seek additional ways to draw new and existing customers to live racing venues.  Each of these developments is highly dependent on the regulatory environment and legal developments within individual state jurisdictions.

Alternative Gaming

The NTRA, the representative body for the racing industry, supports the alternative gaming movement at racetracks and is working with regulators and legislators to pass alternative gaming legislation.  Alternative gaming refers to the operation of slot machines or electronic gaming devices within a racing facility or OTB.  In general, the NTRA and the racing industry believe that alternative gaming will result in the following benefits:

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

Federal

On October 11, 2004, the U. S. Congress passed The Foreign Sales Corporation Act. The Act includes a measure that repeals the 30 percent alien withholding requirements that should allow the U.S. horse racing industry to further export its product to foreign markets. President Bush signed the bill into law on October 22, 2004.  The 30 percent withholding effectively precluded common pooling by foreign countries into U.S. wagering pools.  The Company believes that the elimination of the 30 percent withholding requirement will help open the $85 billion international market for wagering on horse racing to U.S. tracks.  The future impact on our results of operations or financial position at this time is uncertain.

Indiana

During the first half of 2004, the Indiana Horse Racing Commission (“IHRC”) considered whether to prevent any Indiana betting facility from accepting wagers on Thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities were offered the opportunity to accept wagers on such races.  Pursuant to its statutory right under the Federal Interstate Horse Racing Act of 1978, the Kentucky Horsemen’s Benevolent and Protective Association withheld its consent and thereby prevented the Evansville OTB and Clarksville OTB, both owned by Indiana Downs, from accepting wagers on Thoroughbred horse races run at Kentucky racetracks.  To assist the IHRC in reaching a determination on the matter, the IHRC asked the Indiana Department of Gaming Research (“IDGR”) to estimate the impact of simulcast wagering on live horse racing in Kentucky and Indiana.  The IDGR issued a report in June 2004, which concluded the racing industry in both states would lose money if none of Indiana’s pari-mutuel facilities received Kentucky’s racing signals.  As a result, at its July 1, 2004 meeting, the IHRC decided not to ban Kentucky simulcast signals at Indiana racetracks.  Indiana Downs requested the IHRC to reconsider its decision, and at its August 2, 2004 meeting, by a vote of 3-2, the IHRC denied a motion which would have limited Kentucky simulcasts to Indiana’s two racetracks and would have prevented Kentucky simulcasts to OTB facilities unless the Kentucky simulcasts were made available to all OTB facilities.  An interim study committee of the Indiana General Assembly held hearings on this subject but there have been no recommendations for legislative changes to Indiana’s pari-mutuel statute.

On October 19, 2004, the Interim Study Committee on Agriculture and Small Business of the Indiana General Assembly endorsed a proposal to put pull-tab machines at Hoosier Park, Indiana Downs and two OTB sites located in Indianapolis and Fort Wayne.  We believe the endorsement provides momentum for the proposal in the 2005 session of the Indiana General Assembly.

Indiana HB 1569, which would have authorized slot machines at Indiana’s two pari-mutuel racetracks, was defeated in the Public Policy Committee of the Indiana General Assembly on February 14, 2005. No other legislation has originated in either chamber calling for slots at the racetracks.  However, it is still possible for legislation pertaining to alternative gaming at racetracks to be amended into existing bills.  The concept could also be incorporated into the state budget.  The Indiana General Assembly is scheduled to adjourn April 29, 2005.

Florida

In Florida, Yes for Local Control (formerly known as The Floridians for a Level Playing Field), a coalition of pari-mutuel facilities including Calder, successfully gathered the necessary petition signatures to place a question on the ballot for the November 2004 general election to allow Dade and Broward counties to hold a referendum on the installation of slot machines at existing pari-mutuel sites in those respective counties.  The Florida Supreme Court upheld the constitutionality of the ballot language in May 2004 and the ballot question was officially certified by the Florida Secretary of State on July 21, 2004 and appeared on the ballot as Amendment 4.  On July 23, 2004, a suit was filed against the Florida Division of Elections challenging the format of the initiative petition and was dismissed.  A suit was filed in September 2004 by Floridians Against Expanded Gambling, challenging the methodology used in the signature gathering process including allegations of fraud, in the initiative to put Amendment 4 on the ballot. However, the court had refused to hear the suit until after the November 2004 election to give proponents time to prepare their case. Calder has funded a pro-rata share of the initiative costs.  On November 2, 2004, Amendment 4 passed by a margin of 1.4 percent.

Voters in Miami-Dade and Broward counties voted March 8, 2005, in separate local referenda to decide whether slot machines can be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Pari-mutuel operators in Broward County will now lobby Florida legislature to pass enabling legislation authorizing slot machine gaming at the pari-mutuel facilities.  Failure of the referendum to pass in Miami-Dade County was due primarily to Governor Jeb Bush’s active opposition to the measure during the final days of the campaign.  The Company is preparing a strategy to win passage in Miami-Dade County in 2007 when the issue can again be placed on the ballot.  The impact on the Company’s results of operations and financial position of the failed referendum in Miami-Dade County is uncertain at this time.

All litigation filed to challenge the signature gathering process and the vote counting on election day for the statewide referendum has been resolved in favor of Calder and the pari-mutuel coalition.

California

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

In addition to Proposition 68 noted above, California Proposition 70, also known as The Indian Gaming Fair-Share Revenue Act of 2004, also failed to pass in the November 2004 election.  Proposition 70 called for an unlimited expansion of Native American gaming in return for an 8.8% tax on gaming revenue.  Proposition 70 was actively opposed by Governor Schwarzenegger.

Also in California, legislation recently passed which is estimated will generate approximately $10.0 million in the aggregate annually industry-wide from a 0.5% increase in the commission, or take out rate, on exotic wagers placed on California races.  The increased revenue will be used to pay the cost of workers compensation insurance for backstretch workers and to provide a starter participation bonus.  Governor Schwarzenegger signed this bill on May 14, 2004.  During 2004 we funded $1.3 million for worker’s compensation insurance from the 0.5% increase in the commissions.

Illinois

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility.  Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources.  In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. (“DII”), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under our merger agreement related to Arlington Park.  The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement.  In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino.  During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court.  In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois.  Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB.  The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed a lawsuit seeking, among other things, to block the payment to Illinois racetracks as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 session of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  The lawsuit challenging the 2002 reimbursement has been resolved in favor of Arlington Park and the other Illinois racetracks.  The lawsuit challenging the 2003 reimbursement is still pending.  As the legal right still exists, we have elected to continue to receive the recapture payment from the purse account while the litigation is pending.  If the litigation challenging the reimbursement were to succeed or if Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park’s results of operations.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois during January 2005, which is expected to result in pari-mutuel revenues comparable to the same period in 2004.  The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which is expected to result in an estimated decrease of $1.6 million in net earnings for the month of February in 2005 compared to the same period in 2004.  Arlington Park’s future designation as the host track is subject to the annual appointment by the IRB.

Kentucky

In Kentucky, racetracks with on-track average daily handle of $1.2 million or more pay an excise tax equal to 3.5% of on-track handle while tracks with on-track average daily handle that does not meet the $1.2 million threshold pay an excise tax of 1.5% of on-track handle.  To mitigate the disparity of treatment between larger tracks such as Churchill Downs and other Kentucky racetracks, we successfully pursued legislation creating an excise tax credit for racetracks as part of the 2002-2004 state budget.  The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004.  However, average daily wagering at Churchill Downs racetrack fell below the $1.2 million threshold for the state’s fiscal year ended June 30, 2004, which resulted in a drop in our excise tax rate from 3.5% to 1.5% for the year.  As a result, the excise tax credit did not apply to Churchill Downs racetrack and a $260,000 refund of tax payments was received from the Kentucky Revenue Cabinet during the third quarter of 2004.  The excise tax credit was not included in the Kentucky state budget currently under consideration.

The Kentucky Horse industry continues to seek legislation to allow alternative forms of gaming at the state’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills were introduced in the 2005 session of the Kentucky General Assembly.  The 2005 session concluded with no action having been taken with respect to such bills.

Louisiana

In 2003, the Louisiana Legislature passed a bill authorizing the operation of slot machines at Fair Grounds subject to amendment of Louisiana’s contract with Harrah’s Casino in New Orleans (which prohibited other land based gaming in Orleans Parish), subject to Orleans Parish voter approval, and subject to the owner and operator of the track securing the necessary gaming licenses from the Louisiana Gaming Control Board.  In addition, video poker operations must be discontinued at the main racetrack location when slot machines become operational.

In October 2003, Orleans Parish voters approved a referendum authorizing slot machine gaming at Fair Grounds conditioned upon the adoption of certain zoning and permitting requirements.  In 2003, the Louisiana Legislature passed an act that limited the number of slot machines that may be operated at Fair Grounds to 400 slot machines through June 30, 2005 and 500 slot machines thereafter.  However, the act provides that if gross gaming revenues at Harrah’s Casino in New Orleans exceed $350 million for any previous 12-month period, up to 700 slot machines may be operated at Fair Grounds.

After approval of the amendment to Louisiana’s contract with Harrah’s Casino by the Louisiana Gaming Control Board in December 2004 and by the Joint Legislative Committee on the Budget in January 2005, on February 2, 2005, Harrah’s Casino and the State Of Louisiana executed an amendment to their contract providing for slot machines at Fair Grounds.

Churchill Downs Louisiana Horseracing Company, LLC has initiated the process to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds and to seek the necessary local zoning change and permits.

The City of New Orleans is challenging the live pari-mutuel tax calculation used by the Fair Grounds Corporation, the seller of Fair Grounds to Churchill Downs Louisiana Horseracing Company, LLC.  The City’s interpretation is different from the interpretation and methods used by of all of the racetracks in Louisiana.  If the City of New Orleans were to prevail in its interpretation of the tax calculation, the Fair Grounds could be assessed for an underpayment of taxes from the date of our ownership of the track.  As of December 31, 2004, any underpayment would not be significant to the overall operations of Fair Grounds, since there were a limited number of live race days in 2004.

Additional information regarding how our facilities could be impacted by legislative changes is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

H.            Environmental Matters

The septic system at our Ellis Park facility must be replaced with a hook-up to city sewers.  The cost of the hook-up, which Ellis Park has expanded in order to include the stabling area, is estimated by the City of Henderson, Kentucky to be $1.5 million, which has been provided for in Ellis Park’s 2005 capital budget.  The project is expected to be completed during 2005.

In 1992, we acquired certain assets of Louisville Downs Incorporated for $5.0 million including the site of the Louisville OTB.  In conjunction with this purchase, we withheld $1.0 million from the amount due to the sellers to offset certain costs related to the remediation of environmental contamination associated with underground storage tanks at the site.  All of the $1.0 million hold back had been utilized as of December 31, 2004 and additional costs of remediation have not yet been conclusively determined.  The sellers had previously received a reimbursement of $1.0 million from the Commonwealth of Kentucky for remediation costs, and that amount is now being held in an escrow account to pay further costs of remediation.  Approximately $1.5 million, including interest on the escrow principal, remains in the account.  The seller has submitted a Corrective Action Plan to the state and has reported to the state that all wells, with the exception of one, are “below action.”  That is, contamination levels of the wells are below levels that require remediation under the applicable governmental standards.  Well-testing continues and the Kentucky Environmental and Public Protection Cabinet has not taken final action on this matter.  In addition to the hold back, we have obtained an indemnity to cover the full cost of remediation from the prior owner of the property.  We do not believe the cost of further investigation and remediation will exceed the amount of funds in the escrow.

It is not anticipated that we will have any material liability as a result of non-compliance with environmental laws with respect to any of our properties.  Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

I.                 Service Marks

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter and house wares and glass.  We license the use of these service marks and derive revenue from such license agreements.

J.              Employees

As of December 31, 2004, we employed approximately 1,500 full-time employees Company-wide.  Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.  During 2004, average full-time and seasonal employment per pay period was approximately 2,500 individuals Company-wide.

K.            Internet Access

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge on or through our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in Item 1. “Business” of this Report.

Our real and personal property (but not including the property of Hoosier Park, CDSP, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $200 million line of credit facility and our $100 million senior notes facility.  The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure these debt facilities.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs.  The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.   LEGAL PROCEEDINGS

On March 2, 2005, the Company commenced litigation in the United States District Court for the Western District of Kentucky against the Jockey’s Guild, a trade organization associated with many of the jockeys who race at the Company’s tracks.  The case was filed due to certain actions by the Jockey’s Guild at certain of the Company’s tracks that interfered with the Company’s operations.  In the case, the Company asserts claims under the antitrust laws and seeks injunctive relief along with damages.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol CHDN.  As of March 2, 2005, there were approximately 3,768 shareholders of record.

The following table sets forth the high and low sale prices, as reported by Nasdaq, and dividend payment information for our common stock during the last two years:

	2004 - By Quarter				2003 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$40.02	$40.95	$40.73	$47.61	$38.90	$39.50	$40.00	$40.45
Low Sale	$34.79	$35.51	$33.76	$33.31	$29.85	$31.55	$34.91	$34.13

Dividend per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2004:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
Period 1
10/1/04 – 10/31/04	539,489	$36.83	—	—
Period 2
11/1/04 – 11/30/04	—	—	—	—
Period 3
12/01/04 – 12/31/04	—	—	—	—

Total	539,489	$36.83	—	—

ITEM 6.   CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002	2001	2000
		As Restated	As Restated	As Restated	As Restated
Operations:

Net revenues	$463,113	$444,056	$458,383	$443,734	$377,447

Operating income	$30,689	$43,059	$43,170	$48,796	$46,775

Net earnings	$8,915	$23,379	$19,635	$21,540	$19,096

Basic net earnings per share	$0.67	$1.77	$1.50	$1.65	$1.76

Diluted net earnings per share	$0.67	$1.75	$1.47	$1.63	$1.75

Annual dividends paid per share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance Sheet Data at Period End:

Total assets	$641,958	$502,910	$467,934	$473,418	$470,004

Working capital surplus (deficiency)	$(19,138)	$(45,018)	$(26,719)	$(34,864)	$(31,507)

Long-term debt	$242,770	$126,836	$123,348	$133,348	$158,040

Other Data:

Shareholders’ equity	$238,428	$251,350	$232,130	$215,702	$201,488

Shareholders’ equity per share	$18.48	$18.97	$17.64	$16.47	$15.45

Additions to racing plant and equipment, exclusive of business acquisitions, net	$77,172	$40,855	$22,723	$14,626	$22,419

The selected financial data presented above is subject to the following information:

(1)   The Company restated its Consolidated Financial Statements for the years ended December 31, 2003, 2002, 2001 and 2000 to correct errors relating to the calculation of accrued deferred compensation liabilities and deferred taxes associated with the liability.  See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the impact of the restatement on the 2003 and 2002 Consolidated Financial Statements.  The restatement serves to decrease operating income by approximately $0.5 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.  The restatement serves to decrease net earnings by approximately $0.4 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

The following table represents the effect of the restatement from periods prior to the year ended December 31, 2000 reflected as an adjustment to the retained earnings balance as of January 1, 2000:

	As Previously Reported	Adjustment	As Restated
January 1, 2000

Other liabilities	$8,263	$1,545	$9,808
Deferred income tax liabilities	$15,474	$(616)	$14,858
Retained earnings	$138,121	$(929)	$137,192

(2)   During 2004, the Company recorded a $4.3 million loss representing an unrealized loss on derivative instruments embedded in a convertible promissory note, a $1.6 million gain on the sale of our 19% interest in Kentucky Downs and a $6.2 million asset impairment loss recorded to write down the assets of Ellis Park (part of our Kentucky Operations segment) to its estimated fair market value.

(3)   During 2003, the Company recorded a $4.1 million gain related to an Illinois real estate tax settlement.  The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million reflected as a reduction in operating expenses and $1.0 million in earned interest income.

(4)   During 2002, an asset impairment loss of $4.5 million was recorded to write down the assets of Ellis Park (part of our Kentucky Operations segment) to its estimated fair market value.

(5)   On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue the amortization of goodwill.  In 2001 and 2000, goodwill amortization amounted to $1.4 million for each year.

(6)   On September 8, 2000, the Company completed the merger with Arlington Park, and its results of operations are included from the date of merger forward.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in the Company’s accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Louisiana and California racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with our Customer Relationship Management initiatives; a substantial change in law or regulations affecting our pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to provide adequate reliance on their internal control processes through SAS 70 reports or to keep their technology current; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

The Company restated its 2003 and 2002 Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K to correct errors relating to the calculation of accrued deferred compensation liabilities and deferred taxes associated with the liability.  See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.  Corresponding amounts throughout this Item 7 have also been restated as appropriate.

You should read this discussion with the financial statements and other financial information included in this report.  Our significant accounting polices are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

General Information About Our Business

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races.  Additionally, we offer racing services through our other interests as well as alternative gaming through video poker machines in Louisiana.

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”).  We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida.  During October 2004, we purchased the assets of Fair Grounds Race Course

(“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing.  We conduct simulcast wagering on horse racing at 23 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our seven racetracks.

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of the Company’s simulcast signal.  CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Management Overview and Recent Developments

We completed our acquisition of the assets of Fair Grounds through our wholly owned subsidiary Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”), on October 14, 2004 for approximately $47 million in cash.  The transaction also included the acquisition of two related New Orleans operations, including certain assets of Finish Line Management Corporation and the stock of VSI, for approximately $10.7 million.  These acquisitions (collectively the “Louisiana Operations”) will supplement our full-year racing calendar and allows us to offer a full-year simulcast product as well as an opportunity to utilize alternative gaming.  The results of operations of the Louisiana Operations are included in our Consolidated Financial Statements from the date of acquisition during the fourth quarter of 2004.

On October 19, 2004, we sold a 19% interest in Kentucky Downs, LLC (“Kentucky Downs”), including debt owed to us, to Kelley Farms Racing, LLC in exchange for 86,886 shares of our common stock valued at approximately $3.2 million.  The consideration paid by Kelley Farms Racing, LLC was shares of our common stock, no par value, held by Brad M. Kelley.  The sale resulted in a $1.6 million gain and is included in our Consolidated Financial Statements.  Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC.  The agreement also includes a contingency payout should Kentucky Downs be approved for alternative gaming legislation.  We retained a 5% interest in Kentucky Downs.

On October 19, 2004, we also acquired 452,603 shares of our common stock from Mr. Kelley in exchange for a convertible promissory note (the “Note”) in the principal amount of $16.7 million.  The Note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate our ability to pay the Note at maturity with shares of our common stock.  The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what Mr. Kelly would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of Mr. Kelley, into shares of the Company’s common stock at a conversion price of $36.83. Upon maturity, we must pay the principal balance and unpaid accrued interest in cash.  The Note matures on October 18, 2014 and may not be prepaid without Mr. Kelley’s consent.  As a result of this transaction, we recorded a $4.3 million unrealized loss on derivative instruments during the fourth quarter of 2004 related to changes in the fair market value of embedded derivatives within the Note.

During the third quarter of 2004, we recognized a fixed asset impairment charge of $4.4 million and an intangible asset impairment charge of $1.8 million at our Ellis Park facility.  The asset impairment charges were triggered as a result of Ellis Park’s poor live race meet performance during the third quarter of 2004.  The impairment charges are included in our Consolidated Statements of Net Earnings and are described more fully under Critical Accounting Policies and Estimates.

Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines and video lottery terminals, were placed on certain state ballots for voters during the fourth quarter of 2004, including the states in which we operate.  During 2004, we spent $5.9 million at our Hollywood Park and Calder Race Course facilities on the alternative gaming initiatives in California and Florida, respectively.

As a result of the non-deductible legislative initiative costs, intangible asset impairment charges and the unrealized loss on derivative instruments related to the Note discussed above, we revised our year-to-date effective tax rate at December 31, 2004.  The effective tax rates were 61%, 40% and 41% for the years ended December 31, 2004, 2003 and 2002, respectively.

Legislative and Regulatory Changes

Federal

On October 11, 2004, the U. S. Congress passed The Foreign Sales Corporation Act. The Act includes a measure that repeals the 30 percent alien withholding requirements that should allow the U.S. horse racing industry to further export its product to foreign markets. President Bush signed the bill into law on October 22, 2004.  The 30 percent withholding effectively precluded common pooling by foreign countries into U.S. wagering pools.  The Company believes that the elimination of the 30 percent withholding requirement will help open the $85 billion international market for wagering on horse racing to U.S. tracks.  The future impact on our results of operations or financial position at this time is uncertain.

Indiana

During the first half of 2004, the Indiana Horse Racing Commission (“IHRC”) considered whether to prevent any Indiana betting facility from accepting wagers on Thoroughbred horse races run at Kentucky racetracks, including Churchill Downs racetrack and Ellis Park, unless all Indiana betting facilities were offered the opportunity to accept wagers on such races.  Pursuant to its statutory right under the Federal Interstate Horseracing Act of 1978, the Kentucky Horsemen’s Benevolent and Protective Association withheld its consent and thereby prevented the Evansville OTB and Clarksville OTB, both owned by Indiana Downs, from accepting wagers on Thoroughbred horse races run at Kentucky racetracks.  To assist the IHRC in reaching a determination on the matter, the IHRC asked the Indiana Department of Gaming Research (“IDGR”) to estimate the impact of simulcast wagering on live horse racing in Kentucky and Indiana.  The IDGR issued a report in June 2004, which concluded the racing industry in both states would lose money if none of Indiana’s pari-mutuel facilities received Kentucky’s racing signals.  As a result, at its July 1, 2004 meeting the IHRC decided not to ban Kentucky simulcast signals at Indiana racetracks.  Indiana Downs requested the IHRC to reconsider its decision, and at its August 2, 2004 meeting, by a vote of 3-2, the IHRC denied a motion which would have limited Kentucky simulcasts to Indiana’s two racetracks and would have prevented Kentucky simulcasts to OTB facilities unless the Kentucky simulcasts were made available to all OTB facilities.  An interim study committee of the Indiana General Assembly held hearings on this subject but there have been no recommendations for legislative changes to Indiana’s pari-mutuel statute.

On October 19, 2004, the Interim Study Committee on Agriculture and Small Business of the Indiana General Assembly endorsed a proposal to put pull-tab machines at Hoosier Park, Indiana Downs and two OTB sites located in Indianapolis and Fort Wayne.  We believe the endorsement provides momentum for the proposal in the 2005 session of the Indiana General Assembly.

Indiana HB 1569, which would have authorized slot machines at Indiana’s two pari-mutuel racetracks, was defeated in the Public Policy Committee of the Indiana General Assembly on February 14, 2005. No other legislation has originated in either chamber calling for slots at the racetracks.  However, it is still possible for legislation pertaining to alternative gaming at racetracks to be amended into existing bills.  The concept could also be incorporated into the state budget.  The Indiana General Assembly is scheduled to adjourn April 29, 2005.

Florida

In Florida, Yes for Local Control (formerly known as The Floridians for a Level Playing Field), a coalition of pari-mutuel facilities including Calder, successfully gathered the necessary petition signatures to place a question on the ballot for the November 2004 general election to allow Dade and Broward counties to hold a referendum on the installation of slot machines at existing pari-mutuel sites in those respective counties.  The Florida Supreme Court upheld the constitutionality of the ballot language in May 2004 and the ballot question was officially certified by the Florida Secretary of State on July 21, 2004 and appeared on the ballot as Amendment 4.  On July 23, 2004, a suit was filed against the Florida Division of Elections challenging the format of the initiative petition and was dismissed.  A suit was filed in September 2004 by Floridians Against Expanded Gambling, challenging the methodology used in the signature gathering process including allegations of fraud, in the initiative to put Amendment 4 on the ballot. However, the court had refused to hear the suit until after the November 2004 election to give proponents time to prepare their case. Calder has funded a pro-rata share of the initiative costs.  On November 2, 2004, Amendment 4 passed by a margin of 1.4 percent.

Voters in Miami-Dade and Broward counties voted March 8, 2005, in separate local referenda to decide whether slot machines can be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstrem Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Pari-mutuel operators in Broward County will now lobby Florida legislature to pass enabling legislation authorizing slot machine gaming at the pari-mutuel facilities.  Failure of the referendum to pass in Miami-Dade County was due primarily to Governor Jeb Bush’s active opposition to the measure during the final days of the campaign.  The Company is preparing a strategy to win passage in Miami-Dade County in 2007 when the issue can again be placed on the ballot.  The impact of the Company’s results of operations and financial position of the failed referendum in Miami-Dade County is uncertain at this time.

All litigation filed to challenge the signature gathering process and the vote counting on election day for the statewide referendum has been resolved in favor of Calder and the pari-mutuel coalition.

California

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

In addition to Proposition 68 noted above, California Proposition 70, also known as The Indian Gaming Fair-Share Revenue Act of 2004, also failed to pass in the November 2004 election.  Proposition 70 called for an unlimited expansion of Native American gaming in return for an 8.8% tax on gaming revenue.  Proposition 70 was actively opposed by Governor Schwarzenegger.

Also in California, legislation recently passed which is estimated will generate approximately $10.0 million in the aggregate annually industry-wide from a 0.5% increase in the commission, or take out rate, on exotic wagers placed on California races.  The increased revenue will be used to pay the cost of workers compensation insurance for backstretch workers and to provide a starter participation bonus.  Governor Schwarzenegger signed this bill on May 14, 2004.  During 2004 we funded $1.3 million for worker’s compensation insurance from the 0.5% increase in the commissions.

Illinois

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility.  Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources.  In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. (“DII”), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under our merger agreement related to Arlington Park.  The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement.  In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino.  During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court.  In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois.  Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB.  The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General

Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed a lawsuit seeking, among other things, to block the payment to Illinois racetracks as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 session of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  The lawsuit challenging the 2002 reimbursement has been resolved in favor of Arlington Park and the other Illinois racetracks.  The lawsuit challenging the 2003 reimbursement is still pending.  As the legal right still exists, we have elected to continue to receive the recapture payment from the purse account while the litigation is pending.  If the litigation challenging the reimbursement were to succeed or if Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park’s results of operations.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois during January 2005, which is expected to result in pari-mutuel revenues comparable to the same period in 2004.  The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which is expected to result in an estimated decrease of $1.6 million in net earnings for the month of February in 2005 compared to the same period in 2004.  Arlington Park’s future designation as the host track is subject to the annual appointment by the IRB.

Kentucky

In Kentucky, racetracks with on-track average daily handle of $1.2 million or more pay an excise tax equal to 3.5% of on-track handle while tracks with on-track average daily handle that does not meet the $1.2 million threshold pay an excise tax of 1.5% of on-track handle.  To mitigate the disparity of treatment between larger tracks such as Churchill Downs and other Kentucky racetracks, we successfully pursued legislation creating an excise tax credit for racetracks as part of the 2002-2004 state budget.  The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004.  However, average daily wagering at Churchill Downs racetrack fell below the $1.2 million threshold for the state’s fiscal year ended June 30, 2004, which resulted in a drop in our excise tax rate from 3.5% to 1.5% for the year.  As a result, the excise tax credit did not apply to Churchill Downs racetrack and a $260,000 refund of tax payments was received from the Kentucky Revenue Cabinet during the third quarter of 2004.  The excise tax credit was not included in the Kentucky state budget currently under consideration.

The Kentucky Horse industry continues to seek legislation to allow alternative forms of gaming at the state’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills were introduced in the 2005 session of the Kentucky General Assembly.  The 2005 session concluded with no action having been taken with respect to such bills.

Louisiana

In 2003, the Louisiana Legislature passed a bill authorizing the operation of slot machines at Fair Grounds subject to amendment of Louisiana’s contract with Harrah’s Casino in New Orleans (which prohibited other land based gaming in Orleans Parish), subject to Orleans Parish voter approval, and subject to the owner and operator of the track securing the necessary gaming licenses from the Louisiana Gaming Control Board.  In addition, video poker operations must be discontinued at the main racetrack location when slot machines become operational.

In October 2003, Orleans Parish voters approved a referendum authorizing slot machine gaming at Fair Grounds conditioned upon the adoption of certain zoning and permitting requirements.  In 2003, the Louisiana Legislature passed an act that limited the number of slot machines that may be operated at Fair Grounds to 400 slot machines through June 30, 2005 and 500 slot machines thereafter.  However, the act provides that if gross gaming revenues at Harrah’s Casino in New Orleans exceed $350.0 million for any previous 12-month period, up to 700 slot machines may be operated at Fair Grounds.

After approval of the amendment to Louisiana’s contract with Harrah’s Casino by the Louisiana Gaming Control Board in December 2004 and by the Joint Legislative Committee on the Budget in January 2005, on February 2, 2005, Harrah’s Casino and the State Of Louisiana executed an amendment to their contract providing for slot machines at Fair Grounds.

Churchill Downs Louisiana Horseracing Company, L.L.C. has initiated the process to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds and to seek the necessary local zoning change and permits.

The City of New Orleans is challenging the live pari-mutuel tax calculation used by the Fair Grounds Corporation, the seller of Fair Grounds to Churchill Downs Louisiana Horseracing Company, L.L.C.  The City’s interpretation is different from the interpretation and methods used by of all of the racetracks in Louisiana.  If the City of New Orleans were to prevail in its interpretation of the tax calculation, the Fair Grounds could be assessed for an underpayment of taxes from the date of our ownership of the track.  As of December 31, 2004, any underpayment would not be significant to the overall operations of Fair Grounds, since there were a limited number of live race days in 2004.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States.  Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those initial estimates.  In general, however, our estimates have historically approximated actual results.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and worker’s compensation claims.  Additionally, estimates are used for determining income tax liabilities, the valuation of interest rate risk derivative contracts (interest rate swaps) and other derivative instruments.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the impairment or disposal of Long-Lived Assets”.  For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows.  We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors.  Intangible assets with finite lives are amortized using the straight-line method.

While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair market values.  Changes in assumptions may cause modifications to our estimates for amortization or impairment, thereby impacting our results of operations.  If the estimated lives of our intangible assets were to decrease based on the factors mentioned above, amortization expense could increase significantly.

Our business can be impacted positively and negatively by legislative and regulatory changes and by alternative gaming competition.  A significant negative impact from these activities could result in a significant impairment of our plant and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting principles.

Additional information regarding how our business can be impacted by competition and legislative changes is included in Items 1F and 1G, respectively, in this Annual Report on Form 10-K.

During the third quarter of 2004, we recognized a fixed asset impairment charge of $4.4 million and an intangible asset impairment charge of $1.8 million at our Ellis Park facility.  The asset impairment charges were triggered as a result of Ellis Park’s poor live race meet performance during the third quarter of 2004.  Our review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets.  Accordingly, we adjusted the carrying value of these long-lived assets, including grandstands and buildings ($3,549), furniture and fixtures ($85), equipment ($217), improvements ($512) and goodwill ($1,839), to management’s estimated fair value.

We anticipate that the current carrying value of Ellis Park will be supported by ongoing operations, however, should plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.

We also use estimates and judgments for financial reporting to determine our current tax liability, as well as those taxes deferred until future periods.  Net deferred and accrued income taxes represent significant assets and liabilities of the Company.  In accordance with the liability method of accounting for income taxes as specified in SFAS 109, “Accounting for Income Taxes,” we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse.  Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

We utilize interest rate swap contracts to hedge exposure to interest rate fluctuations on our variable rate debt and have designated these swaps as cash flow hedges of anticipated interest payments.  Our interest rate swap contracts match the critical terms of the underlying debt, thus qualifying for hedge accounting.  Such critical terms include the notional amounts, benchmark interest rate basis, interest reset dates and payment dates.  The fair market value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes.  Any changes in the fair market value of the swaps are adjusted to the asset or liability account and recorded net of the income taxes in other comprehensive income.

We maintain an allowance for doubtful accounts receivable that we have deemed to have a high risk of collectibility.  We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable.  Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

For our business insurance renewals over the past several years, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages.  In 2004, our business insurance renewals included substantially the same coverages and retentions as in previous years.  We estimate insurance liabilities for workers compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends.  Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.  Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current years is uncertain.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar.  Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year.  We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. However in 2004, we acquired Fair Grounds, which will provide us with significant live racing days in the first quarter.  Information regarding racing dates at our facilities for 2005 and 2004 is included in Item 1E, “Licenses and Live Racing Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states’ racing regulatory body.  Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 75% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals by patrons at our racetracks during our live meets.  Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year.  Export handle includes all patron wagers made on our live racing signals sent to other tracks, OTBs and in-home wagering.  In-home wagering, or account wagering, consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons.  The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 15% to 27%.  In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%.  All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for our properties:

(In thousands, except per share data and live race days)	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
	2004	2003	2002	$	%	$	%

Total pari-mutuel handle	$4,552,724	$4,454,254	$4,404,401	$98,470	2%	$49,853	1%
No. of live race days	643	620	668	23	4%	(48)	(7)%

Net pari-mutuel revenues	$359,208	$350,454	$355,885	$8,754	2%	$(5,431)	(2)%
Riverboat subsidy	10,756	11,606	21,067	(850)	(7)%	(9,461)	(45)%
Other operating revenues	93,149	81,996	81,431	11,153	14%	565	1%
Total net revenues	$463,113	$444,056	$458,383	$19,057	4%	$(14,327)	(3)%

Gross profit	$79,650	$77,150	$82,966	$2,500	3%	$(5,816)	(7)%
Gross margin percentage	17%	17%	18%

Operating income	$30,689	$43,059	$43,170	$(12,370)	(29)%	$(111)	—
Net earnings	$8,915	$23,379	$19,635	$(14,464)	(62)%	$3,744	19%

Diluted earnings per share	$0.67	$1.75	$1.47

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Our total net revenues increased $19.1 million primarily as a result of our acquisition of the Louisiana Operations. We acquired the Louisiana Operations in October 2004 providing 2 ½ months of revenues during the year ended December 31, 2004.  Hollywood Park experienced revenue growth from an additional six live race days.  Additionally, the Kentucky Operations segment benefited from incremental Jockey Club luxury suite sales for the Kentucky Derby and Kentucky Oaks days during the second quarter.  Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings and diluted earnings per share included:

•      We recorded a $4.4 million fixed asset impairment loss and a $1.8 million intangible impairment loss at Ellis Park during the third quarter of 2004 based on management’s consideration of current fiscal year operating results and the forecasted operating results of the facility.

•      We incurred $5.9 million of additional expenses related to alternative gaming legislative initiatives in California and Florida during 2004.

•      Interest income decreased $0.9 million during 2004 compared to 2003 as a result of interest income related to a property tax refund in Illinois recognized during the third quarter of 2003.

•      We recorded an unrealized loss on derivative instruments of $4.3 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•      Our year-to-date effective tax rate rose from 40% to 61% resulting from the non-deductibility of the legislative initiative costs, a portion of the asset impairment loss and the unrealized loss on derivative instruments.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Total net revenues decreased during the period primarily resulting from a $9.5 million reduction in the Indiana riverboat admissions subsidy at Hoosier Park.  The reduction in subsidy stemmed from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs, a newly built racetrack in Shelbyville, Indiana.  Additionally, total net revenues declined as a result of five fewer live race days at Hollywood Park amounting to a $6.0 million decrease at that facility.

Gross profit declined during the period primarily as a result of the decrease in Indiana riverboat admissions subsidy at Hoosier Park and the reduction in live race days at Hollywood Park mentioned above.

Net earnings increased in 2003 due to a $4.1 million gain recognized during 2003 related to an Illinois real estate tax settlement and an asset impairment charge recorded for Ellis Park Race Course (under Kentucky Operations) during 2002 of $4.5 million offset by the decrease in gross profit discussed above.  Additionally, decreases in gross profit mentioned above were offset by an overall decrease in interest expense resulting from a lower interest rate environment.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
(In thousands)	2004	2003	2002	$	%	$	%

Purse expenses	$145,445	$144,096	$147,255	$1,349	1%	$(3,159)	(2)%
Riverboat purse expenses	5,315	5,709	10,167	(394)	(7)%	(4,458)	(44)%
Depreciation/amortization	21,960	20,483	19,627	1,477	7%	856	4%
Other operating expenses	210,743	196,618	198,368	14,125	7%	(1,750)	(1)%
SG&A expenses	42,759	34,091	35,296	8,668	25%	(1,205)	(3)%
Impairment losses	6,202	—	4,500	6,202	100%	(4,500)	(100)%
Total	$432,424	$400,997	$415,213	$31,427	8%	$(14,216)	(3)%

Percent of revenue	93%	90%	91%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Total expenses increased 8% during 2004 primarily as a result of the $6.2 million asset impairment loss at Ellis Park and the $5.9 million of additional expenses related to legislative costs for alternative gaming (included in SG&A expenses) as mentioned above.  Additionally, expenses increased $14.3 million as a result of our acquisition of the Louisiana Operations during the fourth quarter of 2004.  Further discussion of expense variances by our reported segments is detailed below.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Total expenses decreased by $14.2 million during 2003 compared to 2002.  Consistent with the decrease in riverboat admission subsidy revenues mentioned above, riverboat purse expense declined by $4.5 million. Also, overall expenses were reduced due to the $4.5 million asset impairment loss at Ellis Park during 2002. As a result of 48 fewer live race days in 2003, total expenses were reduced at our racetracks, principally at Hoosier Park and Hollywood Park.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes:

	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
(In thousands)	2004	2003	2002	$	%	$	%

Interest income	$435	$1,316	$332	$(881)	(67)%	$984	296%
Interest expense	(6,690)	(6,221)	(8,830)	(469)	(8)%	2,609	30%
Unrealized loss on derivative instruments	(4,254)	—	—	(4,254)	(100)%	—	—
Miscellaneous, net	2,725	1,028	(1,405)	1,697	165%	2,433	173%
Other income(expense)	$(7,784)	$(3,877)	$(9,903)	$(3,907)	(101)%	$6,026	61%

Provision for income taxes	$(13,990)	$(15,803)	$(13,632)	$1,813	11%	$(2,171)	(16)%

Effective tax rate	61%	40%	41%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•                  Interest income decreased $0.9 million during 2004 compared to 2003 as a result of interest income related to a property tax refund in Illinois recognized during the third quarter of 2003.

•                  Interest expense increased slightly during 2004 primarily due to additional borrowings for the acquisition of the Louisiana Operations combined with a rising interest rate environment.

•                  We recognized an unrealized loss on derivative instruments of $4.3 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•                  Miscellaneous income increased during 2004 as a result of a $1.6 million gain realized on the sale of 19% of our interest in Kentucky Downs during the fourth quarter of 2004.

•                  Our year-to-date effective tax rate increased from 40% to 61% resulting from the non-deductibility of the legislative initiative costs, a portion of the asset impairment loss and the unrealized loss on derivative instruments.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Significant items affecting comparability of other income and expense and provision for income taxes include:

•                  Interest income increased $1.0 million during 2003 compared to 2002 as a result of interest income related to a property tax refund in Illinois recognized during the third quarter of 2003.

•                  Interest expense decreased during 2003 due to a lower interest rate environment.  The Company replaced expired interest rate swap contracts in March 2003 with new interest rate swap contracts under which lower fixed interest rates were paid.

•                  Miscellaneous income increased due to the lower earnings of Hoosier Park during 2003, which resulted in less minority interest expense as compared to 2002.

•                  Our income tax provision increased as a result of an increase in pre-tax earnings.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
(In thousands)	2004	2003	2002	$	%	$	%

Kentucky Operations	$111,387	$109,541	$105,248	$1,846	2%	$4,293	4%
Hollywood Park	97,061	91,634	97,652	5,427	6%	(6,018)	(6)%
Arlington Park	87,951	87,012	87,239	939	1%	(227)	—
Calder Race Course	92,111	91,753	93,890	358	—	(2,137)	(2)%
Hoosier Park	41,649	43,011	55,362	(1,362)	(3)%	(12,351)	(22)%
Louisiana Operations	13,835	—	—	13,835	100%	—	—
CDSN	77,848	77,423	70,461	425	1%	6,962	10%
Total Racing Operations	521,842	500,374	509,852	21,468	4%	(9,478)	(2)%
Other Investments	3,040	5,060	4,932	(2,020)	(40)%	128	3%
Corporate Revenues	2,311	2,316	2,566	(5)	—	(250)	(10)%
Eliminations	(64,080)	(63,694)	(58,967)	(386)	(1)%	(4,727)	(8)%
	$463,113	$444,056	$458,383	$19,057	4%	$(14,327)	(3)%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Significant items affecting comparability of our revenues by segment include:

•                  Our Kentucky Operations revenues increased primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days as well as a decision to run a six-day per week live meet at Ellis Park compared to a five-day per week live meet during 2003.  These increases were partially offset by a decrease in pari-mutuel revenues attributable to inclement weather and reduced attendance resulting from the impact of the Churchill Downs racetrack facility renovation project, referred to as the “Master Plan.”

•                  Hollywood Park revenues increased primarily as a result of incremental source market fee revenues coupled with an additional six live race days and improved live meet performances during 2004 compared to 2003.

•                  During January and February when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois for 52 days during portions of January and February 2004 compared to 30 days during January 2003.  Additionally, Arlington Park pari-mutuel revenues improved in 2004 as a result of the 2003 Illinois horsemen’s strike, which negatively affected wagering prior to the strike being resolved in April 2003.  Offsetting some of the revenue increases, pari-mutuel revenue decreased due to eight fewer days of live racing during 2004 compared to 2003.

•                  Hoosier Park revenues decreased primarily as a result of a $0.8 million decrease in riverboat admission subsidies stemming from the change in allocation after a new track was built in Indiana.  The subsidy is now allocated evenly between Hoosier Park and the new track.  Additionally, the decrease resulted from an overall decrease in pari-mutuel business levels.

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations which contributed $13.8 million to the overall increase in revenues.

•                  Other investments decreased during 2004 primarily as a result of a reduced number of service contracts held by Churchill Downs Simulcast Productions upon purchasing the remaining 40% minority interest in Charlson Broadcast Technologies LLC in December 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Significant items affecting comparability of our revenues by segment include:

•                  Our Kentucky Operations revenues increased primarily due to record interstate export simulcast wagering for the Kentucky Derby and Kentucky Oaks days in 2003.

•                  Hollywood Park revenues decreased primarily as a result of five fewer live race days, decreased wagering and attendance as well as higher California workers compensation costs resulting in smaller field sizes on races.

•                  A decrease of $9.5 million in Indiana riverboat admission subsidies, which resulted from regulatory changes requiring Hoosier Park to split the subsidy revenues with Indiana Downs, caused much of the decrease in revenues of Hoosier Park.  Additionally, 38 fewer live race days in 2003 caused a decline in pari-mutuel revenues.

•                  CDSN revenues increased during the period as a result of increased interstate export simulcast wagering throughout the Company as well as record wagering on the Kentucky Derby and Kentucky Oaks days.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
(In thousands)	2004	2003	2002	$	%	$	%

Kentucky Operations	$106,210	$97,705	$99,847	$8,505	9%	$(2,142)	(2)%
Hollywood Park	97,639	91,933	92,399	5,706	6%	(466)	(1)%
Arlington Park	81,887	82,254	83,886	(367)	—	(1,632)	(2)%
Calder Race Course	88,509	82,133	84,500	6,376	8%	(2,367)	(3)%
Hoosier Park	41,268	42,138	49,215	(870)	(2)%	(7,077)	(14)%
Louisiana Operations	14,332	—	—	14,332	100%	—	—
CDSN	59,017	58,511	53,479	506	1%	5,032	9%
Total racing operations	488,862	454,674	463,326	34,188	8%	(8,652)	(2)%
Other investments	2,864	5,645	5,335	(2,781)	(49)%	310	6%
Corporate expenses	10,732	8,885	9,727	1,847	21%	(842)	(9)%
Eliminations	(70,034)	(68,207)	(63,175)	(1,827)	(3)%	(5,032)	(8)%
	$432,424	$400,997	$415,213	$31,427	8%	$(14,216)	(3)%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Significant items affecting comparability of our expenses by segment include:

•                  Kentucky Operations expense increased primarily as a result of the $6.2 million asset impairment charges at Ellis Park during the third quarter of 2004 based on management’s consideration of current fiscal year operating results and the forecasted operating results of the facility.  The increase was also due to temporary facilities expenses associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days as well as increased expenses associated with our Personal Seats Licensing (“PSL”) program.

•                  Hollywood Park and Calder Race Course expenses increased partially as a result of $5.9 million incurred in California and Florida related to the slot initiatives in the respective states.  Hollywood Park expenses also increased due to six additional live race days as mentioned above.

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $14.3 million to the overall increase in expenses.

•                  Other investment expenses decreased consistent with the decrease in revenues as noted above.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Significant items affecting comparability of our expenses by segment include:

•                  Kentucky Operations expenses decreased primarily due to the $4.5 million of asset impairment charges recognized at Ellis Park during 2002.  Additionally, legislative costs and strategic planning costs declined during 2003.  These decreases were offset by purse expense increases consistent with the increase in pari-mutuel revenues.

•                  During 2003, Arlington Park recorded a $3.1 million reduction in operating expenses related to an Illinois real estate tax settlement.

•                  Hollywood Park and Calder Race Course expenses decreased consistent with the overall decrease in pari-mutuel revenues at the facilities.

•                  At Hoosier Park, Indiana riverboat purse expenses incurred during 2003 decreased $4.9 million consistent with the decline in subsidy revenue mentioned above.  Additionally, 38 fewer live race days in 2003 caused a decline in pari-mutuel expenses, consistent with the decline in pari-mutuel revenue.

•                  CDSN expenses increased during 2003 consistent with the increase in export pari-mutuel revenue at CDSN.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2004 and 2003:

	Year ended December 31,			04 vs. 03 Increase (Decrease)
(In thousands)	2004	2003		$	%

Total assets	$641,958	$502,910		$139,048	28%
Total liabilities	403,530	251,560	(as restated)	151,970	60%
Total shareholders’ equity	238,428	251,350	(as restated)	(12,922)	(5)%

Total assets increased during 2004 primarily due to:

•                  Total cash and cash equivalents, increased $11.3 million primarily as a result of the acquisition of the Louisiana Operations.

•                  Approximately $6.8 million of the increase in accounts receivable was due to our PSL program.

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which has increased our total assets by $75 million.

•                  Excluding the impact of the acquisition of the Louisiana Operations, plant and equipment increased $46.7 million primarily due to our expenditures related to the Master Plan.

•                  Goodwill and other intangible assets increased due to the acquisition of the Louisiana Operations during 2004.  Goodwill acquired in the acquisition of VSI amounted to $3.1 million and intangible assets acquired in the acquisition of Fair Grounds amounted to $12.3 million. This increase was partially offset by the goodwill impairment of $1.8 million at the Ellis Park facility (included in the Kentucky Operations segment).

Total liabilities increased during 2004 primarily due to:

•                  Accounts payable increased primarily due to timing of billings, purse settlements and other expenses related to the operation of live racing at all of our racetracks.

•                  Deferred revenue increased as a result of PSL sales of $18.9 million, which will be amortized into revenue over a 30-year period.

•                  The income tax payable fluctuation is both a function of timing of payments and reduced taxable income.

•                  Long-term debt increased as a result of increased capital expenditures, including the Master Plan expenditures, as well as due to the acquisition of the Louisiana Operations.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

	Year ended December 31,			04 vs. 03 Increase (Decrease)		03 vs. 02 Increase (Decrease)
(In thousands)	2004	2003	2002	$	%	$	%

Operating activities	$48,404	$47,040	$35,423	$1,364	3%	$11,617	33%
Investing activities	(135,781)	(41,749)	(22,723)	(94,032)	(225)%	(19,026)	(84)%
Financing activities	98,649	(3,513)	(13,600)	102,162	2,908%	10,087	74%

Cash flows provided by operating activities during 2004 remained consistent with 2003.  The small increase during 2004 was primarily a result of:

•                  Advance payments made relative to the PSL program and luxury suite sales were offset by a decrease in earnings.

Cash flows provided by operating activities during 2003 increased compared to the same period during 2002 primarily as a result of:

•                  The increase was due to the timing of payments of purses payable, horsemen’s cash balances, invoices for special events and amounts related to the Jockey Club suites.

Cash flows used in investing activities increased during 2004 over the prior years primarily as a result of:

•                  Capital expenditures during the years ended December 31, 2004, 2003 and 2002 were $77.2 million, $40.9 million and $22.7 million, respectively, of which $57.8 million, $27.8 million and $11.4 million related to the Master Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

•                  The acquisition of the Louisiana Operations during the fourth quarter of 2004 amounted to $58.6 million.

Cash flows provided by financing activities during 2004 increased over the prior years uses of financing primarily as a result of:

•                  We increased our borrowings on our revolving line of credit to fund the acquisition of the Louisiana Operations.

•                  We also incurred increased borrowings to fund our Master Plan.

Credit Facilities and Indebtedness

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions.  The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes with a seven-year term, of which a total of $225.0 million was outstanding as of December 31, 2004.  Both debt facilities are collateralized by substantially all of our assets.  Prior to the amendment, discussed below, the interest rate on the revolving line of credit was based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios.  Prior to the amendment, discussed below, the interest rate on our senior notes was equal to LIBOR plus 155 basis points.  These notes require interest only payments during their term with principal due at maturity.  Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth.  We repaid our previously existing revolving line of credit during the second quarter of 2003 with proceeds from the new facilities.

During October 2004, we amended certain financial covenant requirements for both facilities in connection with the acquisition of the assets of Fair Grounds and related transactions to allow for the increased leverage from this transaction and the anticipated investments in this operation.  The Fair Grounds acquisition is detailed in the Notes to the Company’s Consolidated Financial Statements, Note 2, of this Annual Report on Form 10-K.  Under terms of the amendments, the interest rate on the $200.0 million revolving line of credit is based upon LIBOR plus a spread of 125 to 300 additional basis points, and the $100.0 million senior notes will bear interest based on LIBOR plus a spread of 155 to 280 basis points beginning in the fourth quarter of 2004, both of which are determined by the Company meeting certain financial requirements.  Also under terms of the amendments, the assets acquired were added as additional collateral for both debt facilities.  Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the year.

Our principal commitments to make future payments consist of repayments of borrowings under our revolving credit facility and our senior notes, capital expenditures and obligations under operating lease agreements.  Our contractual obligations at December 31, 2004 are summarized as follows ($ in thousands):

Contractual Obligation

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	—	—	$125,000	$117,770	$242,770
Operating leases	3,365	3,911	2,850	1,865	11,991
Master Plan capital expenditures	23,543	—	—	—	23,543

Total	$26,908	$3,911	$127,850	$119,635	$278,304

As of December 31, 2004 we had five interest rate swap agreements with notional amounts totaling $100.0 million, which have maturities ranging from July 2006 to March 2010.  The carrying amount of the interest rate swaps was a payable of approximately $371 thousand at December 31, 2004.  Information regarding interest rates on the swap agreements is included in Item 7A of this Annual Report on Form 10-K.

Significant Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after June 15, 2005.  Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management.  Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense.  SFAS No. 123(R) permits a modified prospective method of adoption.  Under this method, compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005.  Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method.  As discussed in Note 13 of our Consolidated Financial Statements, we have terminated our stock option plans and adopted a restricted stock plan.  As a result, no stock options were granted during the year ended December 31, 2004, and we have no current intentions of granting stock options during the year ended December 31, 2005.  Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods.  See Note 1 of our Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense.  Management has not yet determined whether the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations and earnings per share or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1 of our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we had $225 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.  Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $2.3 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions.  Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $100.0 million.  Assuming the December 31,

2004, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from Brad Kelley in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014.  The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate our ability to pay the Note at maturity with shares of our common stock.  We will pay interest on the principal amount of the Note on an annual basis in an amount equal to what Mr. Kelly would have received as a dividend on the shares that were redeemed.  The Note is immediately convertible, at the option of Mr. Kelley, into shares of the Company’s common stock at a conversion price of $36.83.  The Note may not be prepaid without Mr. Kelley’s consent.  Upon maturity, we must pay the principal balance and unpaid accrued interest in cash.  As such, the Note is a short forward contract on common stock of the Company that includes each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.

The fair market value of the aforementioned derivative financial instruments were recorded separately and marked to fair market value on the date of issuance and as of December 31, 2004 is as follows (in thousands):

	10/19/04	12/31/04	Change
Long put option	$4,168	$3,413	$(755)

Short call option	(7,912)	(11,410)	(3,499)

Net derivative financial instrument	$(3,744)	$(7,997)	$(4,254)

We recorded unrealized losses on derivative instruments in the amount of $4.3 million during the year ended December 31, 2004.  The fair market value of the Note and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.  The fair market value of these financial instruments generally fluctuates inversely to the fluctuation of the fair market value of our common stock.  Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument.  As such, the Note will be adjusted to fair market value on March 7, 2005 against current earnings.  The long put option and short call option will then be amortized into earnings on a straight-line basis over the remaining term of the Note.  The fair market value of our common stock was $35.81, $44.70 and $44.43 on October 19, 2004, December 31, 2004 and March 7, 2005, respectively.  As a result, we anticipate the change in fair market value of the long put option and short call option between December 31, 2004 and March 7, 2005 will not have a significant impact on our results of operations.  Also, due to the amendment discussed above, we are not exposed to future market risk relative to these financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Churchill Downs Incorporated:

We have completed an integrated audit of Churchill Downs Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described under the heading “Restatement of Previously Issued Consolidated Financial Statements” in Note 1, the Company has restated its previously issued Consolidated Financial Statements to revise the accounting for a supplemental retirement plan.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Churchill Downs Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective control over the valuation assertion for a supplemental retirement plan liability and the  Company did not maintain effective control over the effectiveness of controls at two third-party service organizations, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•                  As of December 31, 2004 the Company did not maintain effective control over a supplemental retirement plan liability.  Specifically, the accrued liability for this plan was understated as a result of errors caused by management using incorrect actuarial information and incorrectly recording the amount on an after-tax basis.  The Company did not have effective review and approval controls to prevent or detect these errors on a timely basis.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002 and 2003.  Additionally, this control deficiency could result in a misstatement of the accrued supplemental retirement plan liability and the related expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

•                  As of December 31, 2004 the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations.   The service organizations process all pari-mutuel wagering activity for the Company.  Such processes are considered part of the Company’s internal control over financial reporting specifically as to the existence and completeness of pari-mutuel wagering revenues.  Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organizations.  Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organizations represents a control deficiency.  This control deficiency did not result in a misstatement to the Company’s historical consolidated financial statements; however, it could result in a misstatement of pari-mutuel wagering revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded CDI Louisiana and CD Louisiana Video (collectively the “Louisiana Operations”) from its assessment of internal control over financial reporting as of December 31, 2004 because the Louisiana Operations were acquired by the Company in a purchase business combination during 2004. We have also excluded the Louisiana Operations from our audit of internal control over financial reporting.  The Louisiana Operations are wholly-owned subsidiaries whose total revenues and total assets represent approximately 3% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that Churchill Downs Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Churchill Downs Incorporated has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

March 15, 2005

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2004	2003 As Restated, Note 1
ASSETS
Current assets:
Cash and cash equivalents	$27,712	$16,440
Restricted cash	7,267	1,613
Accounts receivable, net of allowance for doubtful accounts of $1,047 in 2004 and $1,141 in 2003	50,523	35,604
Deferred income taxes	3,940	3,767
Other current assets	3,999	1,613
Total current assets	93,441	59,037

Other assets	17,196	16,941
Plant and equipment, net	458,644	367,229
Goodwill	53,528	52,239
Other intangible assets, net	19,149	7,464
Total assets	$641,958	$502,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,233	$26,565
Purses payable	8,464	8,584
Accrued expenses	37,511	38,491
Dividends payable	6,430	6,625
Deferred revenue	25,941	18,050
Long-term debt, current portion	—	5,740
Total current liabilities	112,579	104,055

Long-term debt	242,770	121,096
Other liabilities	20,424	13,884
Deferred revenue	19,071	—
Deferred income taxes	8,686	12,525
Total liabilities	403,530	251,560

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; issued: 12,904 shares in 2004 and 13,250 shares in 2003	114,930	128,583
Retained earnings	125,613	123,128
Unearned compensation	(1,935)	—
Accumulated other comprehensive loss	(180)	(361)
Total shareholders’ equity	238,428	251,350
Total liabilities and shareholders’ equity	$641,958	$502,910

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per share data)

	2004	2003	2002
Net revenues:
Net pari-mutuel wagering	$359,208	$350,454	$355,885
Non-wagering	103,905	93,602	102,498
	463,113	444,056	458,383

Operating expenses:
Purses	150,760	149,805	157,422
Other direct expenses	232,703	217,101	217,995
	383,463	366,906	375,417

Gross profit	79,650	77,150	82,966

Selling, general and administrative expenses	42,759	34,091	35,296

Asset impairment loss	6,202	—	4,500

Operating income	30,689	43,059	43,170

Other income (expense):
Interest income	435	1,316	332
Interest expense	(6,690)	(6,221)	(8,830)
Unrealized loss on derivative instruments	(4,254)	—	—
Miscellaneous, net	2,725	1,028	(1,405)
	(7,784)	(3,877)	(9,903)

Earnings before provision for income taxes	22,905	39,182	33,267

Provision for income taxes	(13,990)	(15,803)	(13,632)

Net earnings	8,915	23,379	19,635

Other comprehensive earnings, net of tax:

Change in fair value of cash flow hedges	181	(139)	2,078

Comprehensive earnings	$9,096	$23,240	$21,713

Net earnings per common share data:
Basic	$0.67	$1.77	$1.50
Diluted	$0.67	$1.75	$1.47
Weighted average shares outstanding:
Basic	13,196	13,189	13,123
Diluted	13,372	13,392	13,359

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

			Retained Earnings As Restated, Note 1	Note Receivable Common Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total As Restated, Note 1

	Common Stock
	Shares	Amount
Balances December 31, 2001	13,098	$124,750	$93,317	$(65)	$—	$(2,300)	$215,702

Net earnings			19,635				19,635

Issuance of common stock for employee benefit plans	59	1,293					1,293

Cash dividends, $0.50 per share			(6,578)				(6,578)

Change in fair value of cash flow hedges						2,078	2,078

Balances December 31, 2002	13,157	126,043	106,374	(65)	—	(222)	232,130

Net earnings			23,379				23,379

Issuance of common stock for employee benefit plans	93	2,540					2,540

Proceeds from note receivablefor common stock				65			65

Cash dividends, $0.50 per share			(6,625)				(6,625)

Change in fair value of cash flow hedges						(139)	(139)
Balances December 31, 2003	13,250	128,583	123,128	—	—	(361)	251,350

Net earnings
			8,915				8,915
Issuance of common stock for employee benefit plans	149	3,787					3,787

Grant of restricted stock	45	1,968			(1,968)		—

Amortization of restricted stock grants					33		33

Redemption of common stock	(540)	(19,408)					(19,408)

Cash dividends, $0.50 per share			(6,430)				(6,430)

Change in fair value of cash flow hedges						181	181
Balances December 31, 2004	12,904	$114,930	$125,613	$—	$(1,935)	$(180)	$238,428

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$8,915	$23,379	$19,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,049	20,483	19,627
Asset impairment loss	6,202	—	4,500
Gain on sale of Kentucky Downs interest	(1,613)	—	—
Unrealized loss on derivative instruments	4,254	—	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(5,331)	1,634	7,458
Accounts receivable	(14,959)	(1,068)	(4,361)
Other current assets	5,445	1,437	(3,197)
Accounts payable	1,154	(198)	(9,348)
Purses payable	(120)	4,392	(3,119)
Accrued expenses	2,663	(663)	3,182
Income taxes payable	—	—	(858)
Deferred revenue	26,963	3,174	1,636
Other assets and liabilities	(7,218)	(5,530)	268
Net cash provided by operating activities	48,404	47,040	35,423

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(58,609)	—	—
Acquisition of additional interest in CBT	—	(894)	—
Additions to plant and equipment, net	(77,172)	(40,855)	(22,723)
Net cash used in investing activities	(135,781)	(41,749)	(22,723)

Cash flows from financing activities:
Borrowings on bank line of credit	498,167	350,014	309,217
Repayments of bank line of credit	(393,167)	(325,085)	(317,959)
Repayments of revolving loan facility for refinancing	—	(120,929)	—
Proceeds from senior notes, net of expenses	—	98,229	—
Increase (decrease) in other long-term debt, net	(1,618)	(512)	(1,258)
Change in book overdraft	(1,895)	(1,257)	1,656
Proceeds from note receivable for common stock	—	65	—
Payment of dividends	(6,625)	(6,578)	(6,549)
Common stock issued	3,787	2,540	1,293
Net cash provided by (used in) financing activities	98,649	(3,513)	(13,600)

Net increase (decrease) in cash and cash equivalents	11,272	1,778	(900)
Cash and cash equivalents, beginning of period	16,440	14,662	15,562
Cash and cash equivalents, end of period	$27,712	$16,440	$14,662

	2004	2003	2002

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$7,477	$6,104	$7,865
Income taxes	$17,775	$17,177	$17,361
Schedule of Non-cash Activities:
Plant and equipment additions included in accounts payable and accrued expenses	$2,064	$7,208	—
Issuance of convertible promissory note for common stock	$16,669	—	—
Common stock received in consideration of the sale of Kentucky Downs interest	$3,200	—	—
Issuance of common stock in connection with the Restricted Stock Plan	$1,968	—	—
Assets acquired and liabilities assumed from acquisition of businesses:
Restricted cash	$323	—	—
Other current assets	$8,060	—	—
Plant and equipment, net	$45,066	—	—
Intangible assets	$15,463	—	—
Other assets	$140	—	—
Accounts payable	$8,408	—	—
Accrued expenses	$1,737	—	—
Deferred tax liability	$298	—	—

The accompanying notes are an integral part of the consolidated financial statements.

1.  Basis of Presentation and Summary of Significant Account Policies

Restatements of Previously Issued Consolidated Financial Statements

Churchill Downs Incorporated (the “Company”) recently determined that an accrued liability related to a supplemental benefit plan was misstated.  The Company maintains a Supplemental Benefit Plan (the “Plan”) for the chief executive officer that provides for a pre-determined monthly benefit to be paid upon the performance of service as defined in the Plan. The Company has historically recorded compensation expense equal to the estimated present value of future payments to be made under the Plan over the period of active employment of the employee covered under the Plan.  The Company has now determined that, from inception of the Plan, the liability was recorded net of income tax benefits while also recording a separate income tax benefit in accordance with the recognition of the income tax accrual.  As a result, the income tax benefit was recorded twice, and the accrued liability was understated at the end of each year.  The liability was also understated as a result of using erroneous actuarial information to calculate the estimated present value of future payments.  Accordingly, the Company has restated its consolidated financial statements for the effect of this error.  This restatement serves to increase the liability to the estimated present value of future payments based on the terms of the Plan.  The restatement had no effect on the Consolidated Statements of Net Earnings for the years ended December 31, 2003 and 2002.

The following tables represent the effect of the restatements on the Company’s Consolidated Balance Sheets as of the years ended December 31, 2003, 2002 and 2001:

	As Previously Reported	Adjustment	As Restated
December 31, 2003

Other liabilities	$11,719	$2,165	$13,884
Deferred income tax liabilities	$13,327	$(802)	$12,525
Retained earnings	$124,491	$(1,363)	$123,128

	As Previously Reported	Adjustment	As Restated
December 31, 2002

Other liabilities	$12,603	$2,165	$14,768
Deferred income tax liabilities	$13,112	$(802)	$12,310
Retained earnings	$107,737	$(1,363)	$106,374

	As Previously Reported	Adjustment	As Restated
December 31, 2001

Other liabilities	$11,302	$2,165	$13,467
Deferred income tax liabilities	$15,124	$(802)	$14,322
Retained earnings	$94,680	$(1,363)	$93,317

Basis of Presentation

The Company conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, California, Florida, Illinois, and Louisiana.  In addition, the Company, through its Indiana subsidiary Hoosier Park L.P. (“Hoosier Park”), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering.  The Company’s Kentucky, California, Florida, Illinois, Indiana and Louisiana operations are subject to regulation by the racing commissions of the respective states.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Churchill Downs California Company and Churchill Downs California Fall Operating Company (collectively referred to as “Hollywood Park”), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course (“Calder Race Course”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, L.L.C. (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, Inc. (“VSI”), collectively referred to as the Louisiana Operations, Ellis Park Race Course, Inc. (“Ellis Park”), Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”), Churchill Downs Simulcast Productions (“CDSP”), Anderson Park Inc. (“Anderson”) and its majority-owned subsidiary, Hoosier Park.  All significant intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility.  Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.

Plant and Equipment

Plant and equipment are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

Intangible Assets

The Company determines the initial carrying value of its intangibles in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible.  For definite-lived intangibles, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes accordingly.  The intangible asset relating to the Illinois Horse Race Equity fund is not being amortized, as revenues relating to the intangible are not yet being recognized.  Amortization of the Indiana racing license is provided over 40 years using the straight-line method.  Other definite-lived intangible assets are being amortized over their estimated useful lives ranging from 2 to 17 years using the straight-line method.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded.  In addition, goodwill is otherwise tested for impairment on an annual basis.  In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

Other Assets

Loan origination costs on the Company’s line of credit and senior notes are being amortized under the straight-line method over the terms of the loans, which approximates the effective interest method.

Interest Rate Swaps

The Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt and has designated these swaps as cash flow hedges of anticipated interest payments.  The Company’s interest rate swap contracts match the critical terms of the underlying debt, thus qualifying for hedge accounting.  Such critical terms include the notional amounts, benchmark interest rate basis, interest rate dates and payment dates.  The fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes.  Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed.  Non-wagering revenues also include Indiana riverboat admissions subsidy and are recognized on a straight-line basis over the Company’s fiscal year..

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states’ racing regulatory body.  Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 75% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets.  Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live race meets and at the Company’s OTBs throughout the year.  Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and in-home wagering.  In-home wagering, or account wagering, consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons.  The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 15% to 27%.  In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%.  All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events.  Revenues from these advance billings are recognized when the related event occurs.  Deferred revenue also includes advance sales of Personal Seat Licenses (“PSL”) and luxury suites.  PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders Cup races in Kentucky and have a contractual life of 30 years.  Revenue from PSLs is recognized when the Kentucky Derby and

Oaks races occur on a ratable basis over the term of the contract.  Luxury suites are sold for specific racing events as well as for a pre-determined contractual term.  Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.

Purse Expense

The Company recognizes purse expense from the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of races run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments which are expensed as incurred.  Recoveries of purse overpayments are recognized in the period they are received.

Legislative Costs

The Company expenses legislative costs at the time such costs are incurred.

Un-Cashed Winning Tickets

The Company’s policy for un-cashed winning pari-mutuel tickets follows the requirements as set forth by each state’s pari-mutuel wagering laws.  The Company will either remit un-cashed pari-mutuel ticket winnings to the state according to the state’s escheat laws or will maintain the liability during the required holding period according to state law at which time the Company will recognize it as income.

Minority Interest

The Company consolidates assets, liabilities and the earnings or losses from Hoosier Park in the consolidated financial statements of the Company.  A minority interest liability is included in the “Other Liabilities” caption of the consolidated balance sheets under the non-current section.  The minority interest expense (or income) is recorded in Miscellaneous, net under the “Other income (expense)” section on the consolidated statements of net earnings.

Worker’s Compensation and General Liability Self-Insurance

The Company is substantially self-insured for losses related to workers’ compensation and general liability claims with stop-loss insurance for both coverages.  Losses are accrued based upon the Company’s undiscounted estimates of the aggregate liability for claims incurred based on historical experience and certain actuarial assumptions.

Advertising

The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred, or when the advertising is run.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”.  Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) the Company’s net earnings and net earnings per common share for 2004, 2003 and 2002 would approximate the pro forma amounts presented below:

	2004	2003	2002

Net earnings, as reported	$8,915	$23,379	$19,635
Add: Stock-based compensation expense included in reported net earnings	33	—	—
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(1,515)	(2,130)	(1,963)
Pro forma net earnings	$7,433	$21,249	$17,672

Net earnings per common share:
As reported
Basic	$0.67	$1.77	$1.50
Diluted	$0.67	$1.75	$1.47
Pro forma
Basic	$0.56	$1.61	$1.35
Diluted	$0.56	$1.59	$1.32

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity.  We anticipate making awards in the future under stock-based compensation plans.

No options were granted during 2004.  The weighted average fair value of each option granted during 2003 and 2002 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2003	2002

Weighted average fair value at grant date	$18.72	$20.78

Dividend yield	1.29%	1.30%
Expected volatility	53.54%	55.10%
Risk-free interest rate	3.54%	3.23%
Expected option life (years)	8.1	8.1

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS and Diluted EPS.  The Company has determined that the convertible promissory note issued to Brad Kelley (as described in Note 10) is a participating security.  Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees.  Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period.  Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of diluted net loss per common share.  For periods when the Company reports net earnings, only potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net income per common share (see Note 16).

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s most significant estimates relate to the valuation of property and equipment, allowance for doubtful accounts receivable, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the Company operates, and to the aggregate costs for self-insured liability claims.

Reclassifications

Certain financial statement amounts have been reclassified in prior years to conform to current year presentation.

2.    Acquisitions and Other Transactions

Acquisitions Closed During the Fourth Quarter of 2004

On October 14, 2004, the Company, through its wholly-owned subsidiary CDI Louisiana, completed its previously announced acquisition of Fair Grounds Race Course in New Orleans, Louisiana, including a Thoroughbred race track, 145 acres of land, support facilities and OTB facilities associated with the racetrack, from Fair Grounds Corporation, for $47 million in cash (subject to closing adjustments), excluding costs of acquisition incurred at closing. The acquisition, pursuant to an asset purchase agreement, as amended, among the Company, CDI Louisiana and Fair Grounds Corporation (the “Fair Grounds Purchase Agreement”), was approved by the United States Bankruptcy Court for the Eastern District of Louisiana pursuant to the amended plan of reorganization of Fair Grounds Corporation in its Chapter 11 bankruptcy case.

In conjunction with the acquisition of Fair Grounds Race Course, the Company, through CDI Louisiana, also completed the acquisition of certain assets of Finish Line Management Corporation (“Finish Line”) for approximately $6.7 million in cash, excluding acquisition costs incurred at closing, pursuant to an agreement among CDI Louisiana, the Company, Finish Line and Bryan G. Krantz (the “Finish Line Agreement”). The Finish Line assets acquired consist primarily of five OTB facilities in the New Orleans area. The Company also agreed to forgive a receivable due from Finish Line to Fair Grounds Corporation and to waive any additional claims of Fair Grounds Corporation against Finish Line, which the Company acquired in the acquisition of assets from Fair Grounds Corporation. The Company also entered into a 3-year consulting agreement with Bryan G. Krantz, the President of Fair Grounds Corporation and Finish Line. Under the consulting agreement, Mr. Krantz was paid $300,000 at closing and will be paid compensation of $400,000 per year, along with health insurance. The Finish Line transaction also included a lease of an OTB from Family Racing Venture, LLC, an affiliate of Finish Line and Mr. Krantz.

Also, in conjunction with the Fair Grounds Race Course acquisition, the Company acquired all of the stock of VSI, the owner and operator of more than 700 video poker machines in nine locations, including the Fair Grounds Race Course, from Louisiana Ventures, Inc., Steven M. Rittvo, Ralph Capitelli and T. Carey Wicker III (collectively “Sellers”) for approximately $4 million in cash, excluding acquisition costs incurred at closing, pursuant to a Stock Purchase Agreement (the “VSI Agreement”) among the Sellers and CD Louisiana Video, a wholly-owned subsidiary of the Company.  The results of operations of CDI Louisiana and CD Louisiana Video (collectively the “Louisiana Operations”) are included in the Company’s consolidated financial statements from the date of acquisition during the fourth quarter of 2004.

The acquisitions of Fair Grounds Race Course, Finish Line and VSI were accounted for under the purchase method.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Such estimates are subject to refinement as additional valuation information is received.

	Fair Grounds Race Course and Finish Line	VSI	Total
Cash and cash equivalents	$530	$2,673	$3,203
Restricted cash	323	—	323
Other current assets	8,060	—	8,060
Other assets	133	7	140
Plant and equipment	43,459	1,607	45,066
Goodwill	—	3,127	3,127
Other intangible assets	12,336	—	12,336

Total assets acquired	64,841	7,414	72,255

Accounts payable	8,330	78	8,408
Accrued expenses	—	1,737	1,737
Deferred tax liability	—	298	298

Total liabilities acquired	8,330	2,113	10,443

Net assets acquired	56,511	5,301	61,812
Less cash acquired	(530)	(2,673)	(3,203)
Net cash paid	$55,981	$2,628	$58,609

Depreciation of plant and equipment acquired is calculated using the straight-line method over the estimated useful lives of the related assets as follows:  7 to 12 years for land and leasehold improvements, 26 years for buildings, 2 to 11 years for equipment and 7 to 8 years for furniture and fixtures.

Pro Forma

The following table illustrates the effect on net earnings and earnings per share as if the Company had consummated the acquisition of Fair Grounds Race Course, Finish Line and VSI as of January 1, 2003:

	Unaudited
	Years Ended December 31,
	2004	2003
Net revenues	$516,829	$514,321
Net earnings	$4,347	$18,977

Earnings per common share
Basic:
Net earnings	$0.33	$1.44
Diluted:
Net earnings	$0.32	$1.42

Shares used in computing earnings per common share:
Basic	13,196	13,189
Diluted	13,372	13,392

Acquisition of Minority Interest in CBT

During 2003, the Company purchased the remaining 40% minority interest in Charlson Broadcast Technologies, LLC (“CBT”), now referred to as Churchill Downs Simulcast Productions (“CDSP”).  The purchase price included $894 in cash and the rights to certain customer relationships, perpetual use of CDSP software, certain current assets and the assumption of certain liabilities.  CDSP provides television production and integration of computer graphic software to the racing industry. The simulcast signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for customers at racetracks and OTBs.

Kentucky Downs Transaction

On October 19, 2004, the Company sold a 19% interest in Kentucky Downs, including debt owed to the Company, to Kelley Farms Racing, LLC in exchange for 86,886 shares of the Company’s common stock valued at approximately $3.2 million.  The consideration paid by Kelley Farms Racing, LLC was shares of the Company’s common stock, no par value, held by Brad M. Kelley.  Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC.  The agreement also includes a contingency payout should Kentucky Downs be approved for alternative gaming legislation.  The Company recognized a gain on the sale of approximately $1.6 million during the fourth quarter of 2004 included in miscellaneous income.  Upon consummation of the sale, the Company retains a 5% interest in Kentucky Downs as well as a notes receivable of approximately $412.  As a result of this transaction and the redemption of 452,603 shares of the Company’s common stock from Mr. Kelley as discussed in Note 10, Mr. Kelley’s percentage ownership in the Company was reduced to 4.9%.

3.              Accounts Receivable

Accounts receivable is comprised of the following:

	2004	2003
Simulcast receivables	$18,769	$16,164
Trade	8,351	8,596
PSL and hospitality receivables	16,462	3,590
Indiana subsidy	5,197	5,558
Other	2,791	2,837
	51,570	36,745
Allowance for doubtful accounts	(1,047)	(1,141)
	$50,523	$35,604

4.              Plant and Equipment

Plant and equipment is comprised of the following:

	2004	2003
Land	$160,261	$136,630
Grandstands and buildings	238,911	221,695
Equipment	40,228	31,543
Furniture and fixtures	32,426	27,172
Tracks and other improvements	47,862	44,121
Construction in process	78,428	24,716
	598,116	485,877
Accumulated depreciation	(139,472)	(118,648)
	$458,644	$367,229

Depreciation expense was approximately $21,316, $20,109, and $19,262 for the years ended December 31, 2004, 2003 and 2002. Total interest expense capitalized as a component of the cost of property, plant and equipment was $2,246 and $479 in 2004 and 2003, respectively.

Asset Impairment

The Company recognized impairment charges of $6.2 million during the third quarter of 2004 at its Ellis Park facility, which is included in the Company’s Kentucky Operations segment.  The impairment charges were triggered as a result of Ellis Park’s poor live race meet performance during the third quarter of 2004.  Management’s review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets.  Accordingly, the Company adjusted the carrying value of these long-lived assets, including grandstands and building ($3,549), furniture and fixtures ($85), equipment ($217), improvements ($512) and goodwill ($1,839), to management’s estimated fair value resulting in non-cash impairment charges of $6.2 million.  The impairment charges are included in the Company’s Consolidated Statement of Net Earnings for the year ended December 31, 2004.  The Company also recognized a non-cash impairment charge of $4.5 million during the year ended December 31, 2002.  Accordingly, the Company adjusted the carrying value of these long-lived assets, including grandstands and buildings ($3,660), furniture and fixtures ($88), equipment ($224), and improvements ($528) to their estimated fair market value.  Such impairment charge was triggered by the fact that the Company pursued a divestiture of Ellis Park during the fourth quarter of 2002.  The Company anticipates that the current carrying value of Ellis Park will be supported by ongoing operations, however, should the Company’s plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.  Currently, the Company has not committed to a formal plan to divest the Ellis Park facility.

5.    Goodwill

Net goodwill of the Company at December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Kentucky Operations	$2,912	$4,750
Calder Race Course	36,471	36,471
Churchill Downs Simulcast Network (“CDSN”)	11,018	11,018
CD Louisiana Video	3,127	—
	$53,528	$52,239

6.   Other Intangible Assets

The Company’s other intangible assets are comprised of the following:

	2004	2003
Illinois Horse Race Equity fund	$3,307	$3,307
Indiana racing license	2,085	2,085
Present value of future Louisiana slot gaming	11,170	—
Other	5,259	4,133
	21,821	9,525
Accumulated amortization	(2,672)	(2,061)
	$19,149	$7,464

Amortization expense for other intangible assets was approximately $611, $374 and $365 for the years ended December 31, 2004, 2003 and 2002 and is classified in operating expenses.  Other intangible assets which are being amortized are recorded at approximately $4.4 million and $4.2 million at December 31, 2004 and 2003, which is net of accumulated amortization of $2.7 million and $2.1 million, respectively.

Other intangible assets with indefinite useful lives total $14.8 million. They consist primarily of a future right to participate in the Illinois Horse Race Equity fund and the present value of future slot gaming in Louisiana.  The Company will determine the estimated useful life of the Illinois Horse Racing Equity fund upon the relocation of a license to operate a riverboat casino gaming facility in Illinois and begin amortization of the intangible asset as necessary.  In the event that the Company does not commence any slot gaming activity in Louisiana, the related intangible asset would be written off and recognized as an impairment loss in the Consolidated Statement of Net Earnings.

Future estimated aggregate amortization expense on other intangible assets for each of the next five fiscal years is as follows:

Estimated Amortization Expense

2005	$1,060
2006	$659
2007	$494
2008	$459
2009	$82

7.    Income Taxes

Components of the provision for income taxes are as follows:

	2004	2003	2002
		As Restated	As Restated
Currently payable:
Federal	$15,112	$14,704	$14,193
State & local	1,716	2,380	2,161
	16,828	17,084	16,354
Deferred:
Federal	(2,517)	(1,095)	(2,327)
State & local	(321)	(186)	(395)
	(2,838)	(1,281)	(2,722)
	$13,990	$15,803	$13,632

The Company’s income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	2004	2003	2002

Federal statutory tax on earnings before income tax	$8,017	$13,714	$11,643
State income taxes, net of federal income tax benefit	1,116	1,547	1,404
Nondeductible lobbying and contributions	2,544	503	314
Unrealized loss on derivative instruments	1,520	—	—
Other permanent differences	793	39	271
	$13,990	$15,803	$13,632

Components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003
		As Restated
Deferred tax liabilities:
Property & equipment in excess of tax basis	$12,585	$13,795
Racing license in excess of tax basis	557	572
Other	670	753
Deferred tax liabilities	13,812	15,120

Deferred tax assets:
Deferred compensation plans	2,510	2,267
Allowance for uncollectible receivables	395	443
Deferred liabilities	3,545	2,682
Other	2,616	970
Deferred tax assets	9,066	6,362

Net deferred tax liability	$4,746	$8,758

Income taxes are classified in the balance sheet as follows:

Net non-current deferred tax liability	$8,686	$12,525
Net current deferred tax asset	(3,940)	(3,767)
	$4,746	$8,758

8.   Shareholders’ Equity

On March 19, 1998, the Company’s Board of Directors approved a shareholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company’s common stock.  This plan expires on March 19, 2008.

9.    Employee Benefit Plans

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours.  The Company will match contributions made by the employee up to 3% of the employee’s annual compensation.  The Company will also match at 50%, contributions made by the employee up to an additional 2%.  The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%.  The Company’s cash contribution to the plan for the years ended December 31, 2004, 2003 and 2002 was approximately $1,041, $971, and $1,004 respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans which are administered by unions.  Cash contributions are made in accordance with negotiated labor contracts.  Retirement plan expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2,277, $2,141, and $2,100, respectively.  The Company’s policy is to fund this expense as accrued.  The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The estimated present value of future payments under a supplemental benefit plan for the chief executive officer is charged to expense over the period of active employment of the employee covered under the plan.  Supplemental benefit plan expense for the years ended December 31, 2004, 2003 and 2002 was approximately $100, $100, and $154, respectively.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan.  The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits.  The Company’s cash contribution to the plan for the years ended December 31, 2004, 2003 and 2002 was approximately $63, $73, and $57 respectively.

10.    Long-Term Debt

The following table presents our long-term debt, including current portion, outstanding at December 31, 2004 and 2003.

	As of December 31,
	2004	2003
Long-term debt, current portion:
Other notes payable	—	$5,740
Long-term debt, due after one year:
$100 million variable rate senior notes	$100,000	100,000
$200 million revolving credit facility	125,000	20,000
Convertible note payable	12,552	—
Other notes payable	5,218	1,096
Total long-term debt	$242,770	$126,836

In April 2003, the Company refinanced its $250 million revolving credit facility to meet funding needs for working capital, future capital improvements and potential future acquisitions.  The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes with a seven-year term.  Both debt facilities are collateralized by substantially all of the assets of the Company and a majority of its wholly owned subsidiaries. Both debt facilities contain financial and other covenant requirements, including specific fixed charge and leverage ratios, as well as minimum levels of net worth.

On October 14, 2004, the Company amended its revolving line of credit and variable rate senior notes in connection with the Company’s acquisition of the assets of Fair Grounds Corporation, and related transactions (the “Fair Grounds Acquisition”) to allow for the increased leverage from the transaction and the anticipated investments in this operation. Under the terms of the amendments, assets acquired by the Company in the Fair Grounds Acquisition were added as collateral, and certain financial covenants were amended. The interest rate on the bank line of credit is based upon LIBOR plus a spread of 125 to 300 basis points, determined by certain Company financial ratios.  The current interest rate on the Company’s senior notes is equal to three month LIBOR plus 155 to 280 basis points determined by certain Company financial ratios.  The weighted average interest rate on outstanding borrowings at December 31, 2004 was 5.15% and 3.56% for the $200.0 million revolving line of credit and senior notes, respectively.  The weighted average interest rate on outstanding borrowings at December 31, 2003 was 2.41% and 2.71% for the $200.0 million revolving line of credit and senior notes, respectively.  These interest rates are partially hedged by the interest rate swap contracts entered into by the Company as described in Note 11.  These notes require interest only payments during their term with principal due at maturity.

As of December 31, 2004 and 2003, Hoosier Park had approximately $5.2 million of notes payable due to Centaur Racing, LLC (“Centaur”).  The loan requires interest at prime plus 2% (7.25% and 6.00% at December 31, 2004 and 2003, respectively) payable monthly with principal due November 2014.  The note is secured by 10% of the assets of Hoosier Park.

During 2001, CBT entered into a 5-year note payable, which expires in January 2007, bears interest at a fixed rate of 5.85%, and was secured by a general assignment of CBT’s assets.  There was $1.6 million outstanding on the note payable at December 31, 2003.  This note payable was paid in its entirety during January 2004.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from Brad Kelley in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014.  The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock.  The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what Mr. Kelly would have received as a dividend on the shares that were redeemed.  The Note is immediately convertible, at the option of Mr. Kelley, into shares of the Company’s common stock at a conversion price of $36.83.  The Note may not be prepaid without Mr. Kelley’s consent.  Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash.  Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.  A discount of $4.2 million, representing the difference between the notional amount and the fair market value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on the date of issuance and as of December 31, 2004 in the Company’s Consolidated Balance Sheet as follows (in thousands):

	10/19/04	12/31/04	Change
Long put option	$4,168	$3,413	$(755)

Short call option	(7,912)	(11,410)	(3,499)

Net derivative financial instrument	$(3,744)	$(7,997)	$(4,254)

The Company recorded unrealized losses on derivative instruments in the amount of $4,254 during the year ended December 31, 2004.  Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument.  As such, the Note will be adjusted to fair market value on March 7, 2005 against current earnings.  The long put option and short call option will then be amortized into earnings on a straight-line basis over the remaining term of the Note.

Future aggregate maturities of long-term debt are as follows:

2005	—
2006	—
2007	—
2008	$125,000
2009	—
Thereafter	117,770
Total	$242,770

11.    Financial Instruments

In order to mitigate a portion of the market risk on variable rate debt, the Company entered into interest rate swap contracts with major financial institutions in March 2003.  Under terms of these contracts the Company receives a three-month LIBOR-based variable interest rate and pays a fixed interest rate on notional amounts totaling $100.0 million.  As a result of these contracts, the Company will pay a fixed interest rate of approximately 3.68% on $100.0 million of the variable rate debt described in Note 10.  The interest rate received on the contracts is determined based on LIBOR at the end of each calendar quarter, which is consistent with the variable rate determination on the underlying debt.  The terms of the swaps are as follows:

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

The Company has designated its interest rate swaps as cash flow hedges of anticipated interest payments under its variable rate agreements.  Gains and losses on these swaps that are recorded in other comprehensive income will be reclassified into net earnings as interest expense over the next twelve months.

The Company expects to reclassify approximately $389 of the December 31, 2004 net loss (net of related tax benefit of $259) recorded in accumulated other comprehensive earnings into net earnings as interest expense, over the term of its current swap contracts.

12.    Operating Leases

The Company has a long-term operating lease agreement for land in Arlington Heights, Illinois on which a portion of the backside facilities of Arlington Park is located as well as two operating lease agreements for Arlington Park OTBs.  The Arlington lease on land expires in 2010 with an option to purchase. One OTB lease expires in 2006 with an option to extend the lease for an additional five years, and  the other OTB lease expires in 2011 with an option to purchase.

The Company also has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located as well as an operating lease for the Indianapolis off-track betting facility (“OTB”).  The Anderson lease expires in 2013, with remaining options to extend the lease for two additional ten-year terms.  The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five-year terms.  The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues.

The Company also leases certain totalisator and audio/visual equipment that are contingent on handle and race days, respectively.  Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $5,792, $5,712, and $5,776 for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $8,754, $7,902, and $7,823, for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum operating lease payments are as follows, not including totalisator and audio visual equipment:

Minimum Lease Payments

2005	$3,365
2006	2,274
2007	1,637
2008	1,414
2009	1,436
Thereafter	1,865
Total	$11,991

13.                               Stock-Based Compensation Plans

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

On November 13, 2003, the Board of Directors terminated the 03 Plan, effective upon the shareholders’ approval of the “Churchill Downs Incorporated 2004 Restricted Stock Plan” (the “Restricted Stock Plan”). Awards issued under the 03 Plan prior to its termination will be unaffected by such termination.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant.  The exercise price of any nonqualified stock option is not so limited by the plans.  The Company granted stock options in 2003 and 2002.  The stock options granted in those years have contractual terms of 10 years and generally vest three years from the date of grant.  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below:

	# of Shares Under Option	Weighted Average Exercise Price

Balance December 31, 2001	900	$24.20
Granted	209	$38.49
Exercised	(47)	$21.13
Canceled/Forfeited	(65)	$30.75

Balance December 31, 2002	997	$27.01
Granted	11	$34.57
Exercised	(79)	$24.66
Canceled/Forfeited	(45)	$32.79

Balance December 31, 2003	884	$26.94
Granted	—	—
Exercised	(139)	$23.87
Canceled/Forfeited	(3)	$37.79

Balance December 31, 2004	742	$27.47

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$12.32 to $16.42	10	1.0	$15.75	10	$15.75
$16.43 to $20.52	162	1.6	$18.99	162	$18.99
$20.53 to $24.63	128	4.2	$22.33	128	$22.33
$24.64 to $28.73	202	6.5	$27.43	202	$27.43
$28.74 to $32.84	63	4.8	$31.43	63	$31.43
$32.85 to $36.94	34	7.7	$35.72	—	—
$36.95 to $41.05	143	7.8	$38.94	—	—
TOTAL	742	5.1	$27.47	565	$24.09

At December 31, 2003, there were 533 options exercisable with a weighted average exercisable price of $22.91.  At December 31, 2002, there were 476 options exercisable with a weighted average exercisable price of $21.88.

Restricted Stock Plan:

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June 2004.  The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries.  Up to 195 shares of common stock have been reserved and set aside out of the Company’s authorized but unissued common stock for issuance under the Restricted Stock Plan.  The Company awarded 45 shares of restricted stock in 2004.  Such restricted stock vests five years from the date of grant.  In accordance with the grant of restricted stock, the Company recorded unearned compensation of approximately $2.0 million based on the fair market value of common stock on the date of grant that will be amortized to compensation expense over the vesting period of five years using the straight-line method.

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

Under the Employee Stock Purchase Plan, the Company sold approximately 13 shares of common stock to 272 employees pursuant to options granted on August 1, 2003, and exercised on July 31, 2004.  Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2004, can only be estimated because the 2004 plan year is not yet complete.  The Company’s estimate of options granted in 2004 under the Plan is based on the number of shares sold to employees under the Plan for the 2003 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2004.

A summary of the status of the Company’s stock options under the Employee Stock Purchase Plan as of December 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below:

	# of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date

Balance December 31, 2001	12	$24.71
Granted	13	$32.19	$12.63
Exercised	(12)	$24.70

Balance December 31, 2002	13	$32.19
Adjustment to prior year estimated grants	(1)
Granted	15	$37.31	$8.09
Exercised	(12)	$31.70

Balance December 31, 2003	15	$37.31
Adjustment to prior year estimated grants	(2)
Granted	15	$37.10	$9.34
Exercised	(13)	$31.70

Balance December 31, 2004	15	$37.10

14.   Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Long-Term Debt - The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

Interest Rate Swaps – The fair value of interest rate swap contracts is based on rates beings offered for similar arrangements which consider forward yield curves and discount rates.

Convertible Notes Payable – The fair values of convertible notes payable and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.

15.   Commitments and Contingencies

The septic system at the Ellis Park facility must be replaced with a hook-up to city sewers.  The cost of the hook-up, which Ellis Park has expanded in order to include the stabling area, is estimated by the city of Henderson, Kentucky to be $1.5 million.  The project is expected to be completed during 2005.

It is not anticipated that the Company will have any material liability as a result of compliance with environmental laws with respect to any of the Company’s properties. Except as discussed herein, compliance with environmental laws has not affected the ability to develop and operate the Company’s properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

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

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horseracing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility.  Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources.  In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. (“DII”), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under our merger agreement with Arlington Park.  The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement.  In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino.  During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court.  In April 2004, the IGB conducted an auction of the license and awarded that license to Isle Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois.  Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB.  The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.

As of December 31, 2004, the Company estimates that approximately $23.5 million in capital expenditures related to the Master Plan renovation project of Churchill Downs will be incurred during 2005.

16.                               Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2004	2003	2002

Net Earnings	$8,915	$23,379	$19,635
Less earnings attributable to participating securities	(17)	—	—
Numerator for basic and diluted earnings per common share	$8,898	$23,379	$19,635

Denominator for earnings per common share:
Basic	13,196	13,189	13,123
Plus dilutive effect of stock options	171	203	236
Plus dilutive effect of restricted stock	5	—	—
Diluted	13,372	13,392	13,359

Earnings per common share:
Basic	$0.67	$1.77	$1.50
Diluted	$0.67	$1.75	$1.47

Options to purchase approximately 169 and 18 shares for the years ended December 31, 2003 and 2002, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

17.   Segment Information

The Company has determined that it currently operates in the following eight segments:  (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its eight OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and its three OTBs; (6) Louisiana operations, including Fair Grounds Race Course, its eleven OTBs and VSI; (7) CDSN, the simulcast product provider of the Company; and (8) other investments, including Churchill Downs Simulcast Productions (“CDSP”) and the Company’s various equity interests which are not material.  Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the year ended December 31, 2004.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally.  Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

The table below presents information about reported segments for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002

Net revenues from external customers:
Kentucky Operations	$87,313	$84,010	$84,117
Hollywood Park	83,484	78,839	84,933
Arlington Park	79,586	78,290	78,813
Calder Race Course	79,469	78,472	81,107
Hoosier Park	41,487	42,801	55,150
Louisiana Operations	11,629	—	—
CDSN	77,848	77,423	70,461
Total racing operations	460,816	439,835	454,581
Other investments	953	2,889	2,692
Corporate revenues	1,344	1,332	1,110
	$463,113	$444,056	$458,383
Intercompany net revenues
Kentucky Operations	$24,074	$25,531	$21,131
Hollywood Park	13,577	12,795	12,719
Arlington Park	8,365	8,722	8,426
Calder Race Course	12,642	13,281	12,783
Hoosier Park	162	210	212
Louisiana Operations	2,206	—	—
Total racing operations	61,026	60,539	55,271
Other investments	2,087	2,171	2,240
Corporate	967	984	1,456
Eliminations	(64,080)	(63,694)	(58,967)
	$—	$—	$—

Segment EBITDA & net earnings :
Kentucky Operations	$12,207	$18,093	$11,425
Hollywood Park	7,300	7,179	12,578
Arlington Park	11,003	8,708	6,282
Calder Race Course	9,498	14,329	14,066
Hoosier Park	1,856	2,422	7,666
Louisiana Operations	23	—	—
CDSN	18,832	18,912	16,982
Total racing operations (EBITDA)	60,719	69,643	68,999
Other investments	3,302	1,457	(396)
Corporate	(12,895)	(6,530)	(7,149)
Eliminations	(6)	—	(62)
Depreciation and amortization	(21,960)	(20,483)	(19,627)
Interest income (expense), net	(6,255)	(4,905)	(8,498)
Provision for income taxes	(13,990)	(15,803)	(13,632)
Net earnings	$8,915	$23,379	$19,635

The table below presents total asset information about reported segments as of December 31, 2004 and 2003:

	As of December 31,
	2004	2003
Total Assets:
Kentucky Operations	$572,039	$439,101
Hollywood Park	145,034	147,290
Calder Race Course	89,393	88,675
Arlington Park	83,047	81,725
Hoosier Park	33,073	34,940
Louisiana Operations	74,971	—
CDSN	11,018	11,018
Other investments	114,945	90,735
	1,123,520	893,484
Eliminations	(481,562)	(390,574)
	$641,958	$502,910

	Twelve Months Ended December 31,
	2004	2003
Capital expenditures, net:
Kentucky Operations	$66,653	$34,267
Hollywood Park	4,080	3,514
Calder Race Course	2,756	1,164
Arlington Park	3,051	2,205
Hoosier Park	554	339
Louisiana Operations	40	—
Other Investments	38	(634)
	$77,172	$40,855

18.    Related Party Transactions

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

In its ordinary course of business, the Company may enter into transactions with certain of its officers and directors for the sale of personal seat licenses and suite accommodations at its racetracks, and tickets for its live racing events.  The Company believes that each such transaction has been on terms no less favorable for the Company than could have been obtained in a transaction with a third party and no such person received any extra or special benefit in connection with such transactions.

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. (“DII”) approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations.  DII beneficially owns more than 5% of the Company’s common stock.  Total rent expense on the lease was approximately $343 and $315 for the twelve months ended December 31, 2004 and 2003, respectively.

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

During 2004 and 2003, Mr. Charles W. Bidwill, Jr., a director of the Company, was director emeritus and a 14.42% owner of National Jockey Club.  National Jockey Club and Hawthorne Race Course, Inc., doing business together as Hawthorne National LLC, and the Company and its affiliates were parties to simulcasting contracts whereby Hawthorne National LLC was granted the right to simulcast the affiliates’ respective races and the Company’s races, including the Kentucky Oaks and Kentucky Derby races.  Hawthorne National LLC and the Company were also parties to simulcasting contracts whereby the Company was granted certain rights to simulcast Hawthorne National LLC Thoroughbred races.  In consideration for these rights, Hawthorne National LLC and the Company paid contractually determined rates on gross handle simulcasted.  For purposes of these and other simulcast contracts, gross handle is defined as the total amount wagered by patrons on the races at the receiving facility less any money returned to the patrons by cancels and refunds.  These simulcast contracts are uniform throughout the industry and the rates charged were substantially the same as rates charged to other parties who contracted to simulcast the same races.  The Company and its affiliates simulcasted their races to over 1,000 locations in the United States and selected international sites.  Hawthorne National LLC received no extra or special benefit as a result of the Company’s relationship with Mr. Bidwill.

During 2003, certain officers of the Company repaid notes previously owed to the Company in full.  There is no material financial statement impact for the Company from these transactions.

See Notes 2 and 10 for discussion of transactions with Brad Kelley.

19.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) to replace SFAS No. 123, and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after June 15, 2005.  Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management.  Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense.  SFAS No. 123(R) permits a modified prospective method of adoption.  Under this method, compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005.  Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method.  As discussed in Note 13, the Company has terminated its stock option plans and adopted a restricted stock plan.  As a result, no stock options were granted during the year ended December 31, 2004, and the Company has no current intentions of granting stock options during the year ended December 31, 2005.  Upon adoption of SFAS No. 123(R), the Company will be required to begin expensing all unvested stock options over their remaining vesting periods.  See Note 1 for additional details related to pro forma stock-based compensation expense.  Management has not yet determined whether the adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations and earnings per share or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1.

Supplementary Financial Information (Unaudited)

(In thousands, except per share data)

	Net Revenues	Operating Income (Loss)	Net Earnings (Loss)	Common Stock Information (Per Share of Common Stock)
				Basic Earnings	Diluted Earnings
						Dividends
2004
Fourth Quarter	$116,066	$2,802	$(3,195)	$(0.25)	$(0.25)	$0.50
Third Quarter	119,683	(1,114)	(3,840)	(0.29)	(0.29)
Second Quarter	189,635	47,843	27,696	2.08	2.06
First Quarter	37,729	(18,842)	(11,746)	(0.89)	(0.89)
	$463,113	$30,689	$8,915	$0.67	$0.67

2003
Fourth Quarter	$98,799	$157	$(389)	$(0.03)	$(0.03)	$0.50
Third Quarter (1)	121,819	13,095	7,595	0.58	0.57
Second Quarter	187,719	47,737	27,697	2.10	2.07
First Quarter	35,719	(17,930)	(11,524)	(0.87)	(0.87)
	$444,056	$43,059	$23,379	$1.77	$1.75

(1)       During the third quarter of 2003, the Company recorded a $4.1 million gain related to an Illinois real estate tax settlement.  The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million reflected as a reduction in operating expenses and  $1.0 million in earned interest income.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below.  In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)   Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•                  Supplemental Retirement Plan.  As of December 31, 2004 the Company did not maintain effective control over a supplemental retirement plan liability for the chief executive officer.  Specifically, the accrued liability for this plan was understated as a result of errors caused by management using incorrect actuarial information and incorrectly recording the amount on an after-tax basis.  The Company did not have effective review and approval controls to prevent or detect these errors on a timely basis.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002 and 2003.  Additionally, this control deficiency could result in a misstatement of the accrued supplemental retirement plan liability and the related expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

•                  Third-Party Service Organizations.  As of December 31, 2004 the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations.   The service organizations process all pari-mutuel wagering activity for the Company.  Such processes are considered part of the Company’s internal control over financial reporting specifically as to the existence and completeness of pari-mutuel wagering revenues.  Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organizations.  Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organizations represents a control deficiency.  This control deficiency did not result in a misstatement to the Company’s historical consolidated financial statements; however, it could result in a misstatement of pari-mutuel wagering revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses discussed above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria in Internal Control-Integrated Framework.

Management has excluded CDI Louisiana and CD Louisiana Video (collectively the “Louisiana Operations”) from our assessment of internal control over financial reporting as of December 31, 2004 because we completed the acquisition of the Louisiana Operations during 2004.  The Louisiana Operations are wholly-owned subsidiaries whose total revenues and total assets represent approximately 3% and 12%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2004.  Our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal control over financial reporting of our Louisiana Operations.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)          Remediation of Material Weaknesses

As of the end of the period covered by this report, the Company had not fully remediated the material weaknesses in the Company’s internal control over financial reporting relating to the accounting for the accrued liability related to a supplemental retirement plan and management’s inability to evaluate controls over financial reporting at the Tote service organizations.

The Company has taken the following remedial actions with respect to accounting for the accrued liability related to the supplemental retirement plan referred to above:

•                  Management has restated its 2003 and 2002 consolidated financial statements to correct this error; and

•                  Management has implemented a policy detailing the proper calculation of the liability.

Management has determined that these controls will satisfactorily remediate this internal control deficiency.

The Company performs procedures including money room counts, bank reconciliations and confirmations with our racetracks of settlement balances prior to payment to obtain assurance as to the completeness and accuracy of the pari-mutuel revenue balances.  To address the material weakness related to management’s inability to evaluate controls over financial reporting at the Tote service organizations, it is the Company’s intention to use its best efforts to pursue one of the following three courses of action:

•                  Obtain appropriate Type 2 SAS 70 service auditor’s reports from the Tote service organizations;

•                  Perform an evaluation of the relevant internal control over financial reporting at the Tote service organizations; or

•                  Change from the Tote service organizations to another third-party service organization that is able to provide a Type 2 SAS 70 service auditor’s report.

(d)         Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange

Act) during the fourth quarter of 2004.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

On March 10, 2005, the Board of Directors of the Company ~~unanimously~~ adopted amendments to the Company’s Bylaws, effective immediately except as set forth below.  The amendments decreased the size of the Board of Directors to thirteen (13) members, with a further reduction in the size of the Board to twelve (12) members effective at the 2005 Annual Meeting of Shareholders, at which time one of the Company’s directors will assume Director Emeritus status.  The amendments to the Bylaws also clarify provisions in the Company’s Bylaws concerning contractual exceptions to the Company’s mandatory retirement age for directors and the status of Directors Emeritus.  The Bylaw amendments also amended the provision on director vacancies to conform to the Kentucky statutory provision providing that a director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until the director’s successor is elected and qualified.  A copy of the Bylaws of the Company, as amended, has been included as Exhibit 3(b) to this Report on Form 10-K.  A copy of the amended provisions of the Company’s Bylaws, marked to show changes to the former Bylaws, is provided below:

SECTION 2.  NUMBER AND TENURE.  The Board of Directors shall consist of thirteen~~fourteen~~ (13 ~~14~~) members but the number may be increased or decreased by amendment of this Bylaw, and provided further that the number shall be decreased to twelve (12) members effective at the 2005 Annual Meeting of Shareholders.  The Directors shall be divided into three classes, consisting of four (4) Class I Directors, four ~~five~~ (4 ~~5~~) Class II Directors and five (5) Class III Directors until the 2005 Annual Meeting of Shareholders, and four (4) Class I Directors, four (4) Class II Directors and four (4) Class III Directors thereafter.  Each director shall hold office for a term of three (3) years or until his successor shall have been elected and qualifies for the office, whichever period is longer.  A person shall not be qualified for election as a Director unless he shall be less than seventy (70) years of age on the date of election, unless the election of such person is required by contract.  Each Director shall become a Director Emeritus upon expiration of his current term following the date the Director is no longer qualified for election as a Director due to age~~, unless otherwise provided by Agreement~~.  A Director Emeritus shall not be permitted to vote on matters brought before the Board of Directors or any committee thereof and shall not be counted for the purpose of determining whether a quorum of the Board of Directors or the committee is present and shall not have any of the responsibilities of a director, nor any of a director’s rights, powers or privileges.  Reference in these Bylaws to “Directors” shall not mean or include Emeritus Directors.

SECTION 8. VACANCIES. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors though less than a quorum of the Board of Directors,.~~A Director~~ and the director elected to fill ~~a~~ such vacancy shall ~~serve until the next annual meeting of the stockholders~~ hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until the director’s successor is elected and qualified.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements
The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2004, 2003 and 2002 are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
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

	(3)	For the list of required exhibits, see exhibit index.

(b)		Exhibits See exhibit index.

(c)

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
March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carl F. Pollard	/s/Thomas H. Meeker	/s/Michael E. Miller
Carl F. Pollard	Thomas H. Meeker, President and	Michael E. Miller,
March 15, 2005	Chief Executive Officer	Executive Vice President and
(Chairman of the Board)	March 15, 2005	Chief Financial Officer
	(Director and Principal Executive	March 15, 2005
	Officer)	(Principal Financial and
Accounting Officer)

/s/Charles W. Bidwill, Jr.		/s/Craig J. Duchossois
Charles W. Bidwill, Jr.	Leonard S. Coleman, Jr.	Craig J. Duchossois
March 15, 2005	March 15, 2005	March 15, 2005
(Director)	(Director)	(Director)

/s/Richard L. Duchossois	/s/Robert L. Fealy	/s/J. David Grissom
Richard L. Duchossois	Robert L. Fealy	J. David Grissom
March 15, 2005	March 15, 2005	March 15, 2005
(Director)	(Director)	(Director)

/s/Seth W. Hancock	/s/Daniel P. Harrington	/s/Darrell R. Wells
Seth W. Hancock	Daniel P. Harrington	Darrell R. Wells
March 15, 2005	March 15, 2005	March 15, 2005
(Director)	(Director)	(Director)

/s/G. Watts Humphrey, Jr.	/s/Susan E. Packard
G. Watts Humphrey, Jr.	Susan E. Packard
March 15, 2005	March 15, 2005
(Director)	(Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII. - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Period	Charged to Expenses	Deductions	Balance, End of Period
Year ended December 31, 2004
Allowance for doubtful accounts receivable	$1,141	$293	$(387)	$1,047

Year ended December 31, 2003
Allowance for doubtful accounts receivable	$973	$303	$(135)	$1,141

Year ended December 31, 2002
Allowance for doubtful accounts receivable	$674	$486	$(187)	$973

EXHIBIT INDEX

Numbers		Description	By Reference To
2	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

(c)

Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.

Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit 2(a) to report on Form 10-Q for the fiscal quarter ended September 30, 2001

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

Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(i)

Letter Agreement dated August 31, 2004, between Churchill Downs Incorporated, and Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc., and acknowledgement by Fair Grounds Corporation.

Exhibit 2.2 to Report on Form 8-K/A filed September 2, 2004

(i)

Asset Purchase Agreement dated August 31, 2004 among Churchill Downs Incorporated, on behalf of a wholly owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 11 of the Asset Purchase Agreement, Churchill Downs Incorporated, a Kentucky corporation.

Exhibit 2.1 to Report on Form 8-K/A filed September 2, 2004

(k)

First Amendment to Asset Purchase Agreement dated as of September 17, 2004 among Churchill Downs Incorporated, on behalf of a wholly-owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana Corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 5, Churchill Downs Incorporated, a Kentucky corporation

Exhibit 2.1 to Report on Form 8-K filed September 23, 2004

	(l)	Global Term Sheet among Churchill Downs Incorporated, Fair Grounds Corporation, Ben S. Gravolet, Finish Line Management Corp. and Bryan G. Krantz.	Exhibit 2.3 to Report on Form 8-K/A filed September 2, 2004

(m)

Asset Purchase Agreement Dated as of October 14, 2004 by and between Churchill Downs Louisiana Horseracing Company, LLC, a Louisiana limited liability company, Finish Line Management Corp., a Louisiana corporation, for the sole purpose of the provisions set forth in Section 12, Churchill Downs Incorporated, a Kentucky corporation, and for the sole purpose of the provision set forth in Section 2(f) and Section 6(h), Bryan G. Krantz.

Exhibit 2.2 to Report on Form 8-K filed October 20, 2004

(n)

Stock Purchase Agreement by and among Churchill Downs Louisiana Video Poker Company, LLC, Steven M. Rittvo, Ralph Capitelli, T. Carey Wicker III and Louisiana Ventures, Inc. dated as of the 14th day of October, 2004.

Exhibit 2.3 to Report on Form 8-K filed October 20, 2004

3	(a)	Articles of Incorporation of Churchill Downs Incorporated as amended through July 18, 2003	Exhibit 3(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2003

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2004

4	(a)	$100,000,000 Churchill Downs Incorporated Note Purchase Agreement for Floating Rate Senior Secured Notes, dated as of April 3, 2003	Exhibit 4(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003

	(b)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Current Report on Form 8-K dated March 19, 1998

	(c)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated June 30, 2000

	(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated September 13, 2000

(e)

First Amendment Agreement dated as of October 14, 2004 to Note Purchase Agreement dated as of April 3, 2004 among Churchill Downs Incorporated, the Guarantors named therein, Connecticut General Life Insurance Company, General Electric Capital Assurance Company, Employers Reinsurance Corporation, Metropolitan Life Insurance Company, Principal Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, Sun America Life Insurance Company and Prudential Retirement Ceded Business Trust.

Exhibit 10.2 to Report on Form 8-K filed October 20, 2004

10	(a)	Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and Bank One, Kentucky, NA, a national banking association, as agent, dated April 3, 2003	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended March 31, 2003

(b)

Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters

Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

(c)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

(d)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998

(e)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President *	Exhibit 10(m) to Report on Form 10-K for fiscal quarter ended March 31, 2003

(f)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant’s Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

(g)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal quarter ended December 31, 2003

(h)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993

(i)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994

(j)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997

(k)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(l)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995

(m)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(n)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(o)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K dated April 21, 1998

(p)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995

(q)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K dated January 6, 2003

(r)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002

	(s)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003

	(t)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Report on Form 8-K filed October 20, 2004

	(u)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Report on Form 8-K filed November 30, 2004

	(v)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

	(w)	First Amendment to the Partnership Interest Purchase Agreement by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

	(x)	2004A Amendment to Loan Documents among Churchill Downs Incorporated and Bank One, NA dated June 1, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(y)

2004B Amendment to Loan Documents dated as of October 14, 2004 among Churchill Downs Incorporated, the Guarantors defined therein, and Bank One, NA, as contractual representative for the Lenders defined therein.

Exhibit 10.1 to Report on Form 8-K filed October 20, 2004

	(z)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

	(aa)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley.	Exhibit 10.2 to Report on Form 8-K filed October 25, 2004

	(bb)	Convertible Promissory Note of Churchill Downs Incorporated in the principal amount of $16,669,379.87 dated October 19, 2004	Exhibit 10.3 to Report on Form 8-K filed October 25, 2004

	(cc)	Churchill Downs Incorporated 2004 Restricted Stock Plan*	Exhibit 4.5 to Report S-8 filed June 22, 2004

	14	The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

	21	Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2004

	23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2004

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2004

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2004

	32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2004

*Management contract or compensatory plan or arrangement.