Form 10-Q
period 2005-03-31
CHURCHILL DOWNS INC
filed 2005-05-10
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of registrant’s common stock at May 6, 2005 was 12,928,711 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2005

Part I

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Not applicable)

Item 3.	Defaults Upon Senior Securities (Not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (Not applicable)

Item 5.	Other Information (Not applicable)

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,097	$27,712
Restricted cash	3,906	7,267
Accounts receivable, net of allowance for doubtful accounts of $1,041 at March 31, 2005 and $1,047 at December 31, 2004	21,905	50,523
Deferred income taxes	3,204	3,940
Income taxes receivable	11,305	—
Other current assets	9,547	3,999
Total current assets	64,964	93,441

Other assets	18,748	17,196
Plant and equipment, net	473,830	458,644
Goodwill	53,528	53,528
Other intangible assets, net	18,925	19,149
Total assets	$629,995	$641,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,425	$34,233
Purses payable	14,271	8,464
Accrued expenses	32,570	37,511
Dividends payable	—	6,430
Deferred revenue	43,229	25,941
Total current liabilities	108,495	112,579

Long-term debt	246,382	242,770
Other liabilities	20,788	20,424
Deferred revenue	19,327	19,071
Deferred income taxes	8,681	8,686
Total liabilities	403,673	403,530

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; issued: 12,928 shares March 31, 2005 and 12,904 shares December 31, 2004	115,578	114,930
Retained earnings	111,716	125,613
Unearned compensation	(1,861)	(1,935)
Accumulated other comprehensive income (loss)	889	(180)
Total shareholders’ equity	226,322	238,428
Total liabilities and shareholders’ equity	$629,995	$641,958

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS
for the three months ended March 31,
(Unaudited)
(in thousands, except per share data)

	2005	2004

Net revenues	$56,252	$37,729
Operating expenses	65,389	47,493

Gross loss	(9,137)	(9,764)

Selling, general and administrative expenses	14,142	9,078

Operating loss	(23,279)	(18,842)

Other income (expense):
Interest income	86	116
Interest expense	(2,647)	(1,384)
Unrealized gain on derivative instruments	206	—
Miscellaneous, net	537	336
	(1,818)	(932)

Loss before income tax benefit	(25,097)	(19,774)

Income tax benefit	11,200	8,028

Net loss	(13,897)	(11,746)

Other comprehensive loss, net of tax:

Change in fair value of cash flow hedges	1,069	(710)

Comprehensive loss	$(12,828)	$(12,456)

Basic and diluted net loss per common share	$(1.08)	$(0.89)

Basic and diluted weighted average shares outstanding	12,881	13,257

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited)
(in thousands)

	2005	2004
Cash flows from operating activities:
Net loss	$(13,897)	$(11,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,993	5,362
Amortization of discount on convertible note payable	105	—
Amortization of restricted stock grant	98	—
Unrealized gain on derivative instruments	(206)	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	3,361	(1,121)
Accounts receivable	14,026	14,255
Income taxes receivable	(11,305)	(9,028)
Other current assets	(5,548)	(4,375)
Accounts payable	(15,001)	(7,398)
Purses payable	5,807	8,210
Accrued expenses	(5,223)	(2,524)
Deferred revenue	32,136	16,538
Other assets and liabilities	(987)	455
Net cash provided by operating activities	9,359	8,628

Cash flows from investing activities:
Additions to plant and equipment, net	(18,868)	(20,311)
Net cash used in investing activities	(18,868)	(20,311)

Cash flows from financing activities:
Borrowings on bank line of credit	81,751	83,656
Repayments of bank line of credit	(78,244)	(66,792)
Repayments of long-term debt	—	(1,541)
Change in book overdraft	(807)	(2,204)
Payment of dividends	(6,430)	(6,625)
Common stock issued	624	939
Net cash (used in) provided by financing activities	(3,106)	7,433

Net decrease in cash and cash equivalents	(12,615)	(4,250)
Cash and cash equivalents, beginning of period	27,712	16,440
Cash and cash equivalents, end of period	$15,097	$12,190

Cash paid during the period for:
Interest	$3,545	$1,305
Income taxes	$385	$875
Schedule of non-cash activities:
Invoicing for future events	$3,994	$3,361
Plant and equipment additions included in accounts payable/accrued expenses	$98	$12,565
Issuance of common stock in connection with restricted stock plan	$30	—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three months ended March 31, 2005 and 2004 (Unaudited)
($ in thousands, except per share data)

1.     Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.  In the opinion of management, all adjustments necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar.  Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year.  The Company historically has had very few live racing days during the first quarter, with a majority of its live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income.  As a result of the acquisition of the Fair Grounds Race Course (“Fair Grounds”) during the fourth quarter of 2004, the Company had 63 live racing days during the first quarter of 2005, which compares to 10 live racing days during the first quarter of 2004.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded.  In addition, goodwill is otherwise tested for impairment on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2005, and no adjustment to the carrying value of goodwill is required.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers.  In addition to the commissions and fees earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed.  Non-wagering revenues also include Indiana riverboat admissions subsidy, which is recognized ratably over the Company’s fiscal year.

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

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons.  The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 15% to 27%.  In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%.  All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

Purse Expense

The Company recognizes purse expense from the statutorily or contractually required percentage of revenue that is required to be paid out in the form of purses to the winning owners of races run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments which are expensed as incurred.  Recoveries of purse overpayments are recognized in the period they are received.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) the Company’s net loss and net loss per common share for the three months ended March 31, 2005 and 2004 would approximate the pro forma amounts presented below:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(13,897)	$(11,746)
Add: Stock based compensation expense included in reported net loss	57	—
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(317)	(189)
Pro forma net loss	$(14,157)	$(11,935)

Pro forma basic and diluted net loss per common share	$(1.10)	$(0.90)

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net earnings for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity.  The Company anticipates making awards in the future under stock-based compensation plans.

2.                    Convertible Notes Payable

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014.  The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock.  The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed.  The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83.  The Note may not be prepaid without the shareholder’s consent.  Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash.  Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.  A discount of $4.2 million, representing the difference between the notional amount and the fair market value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on December 31, 2004 and March 7, 2005 in the Company’s Condensed Consolidated Balance Sheet as follows :

	12/31/04	3/7/05	Change
Long put option	$3,413	$3,408	$(5)

Short call option	(11,410)	(11,233)	177

Net derivative financial instrument	$(7,997)	$(7,825)	$172

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument.  As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings.  The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains on derivative instruments in the amount of $206 during the three months ended March 31, 2005, which includes $34 of amortization.

3.    Earnings Per Share

The following is a reconciliation of the numerator and denominator of the loss per common share computations:

	Three months ended March 31,
	2005	2004

Numerator for basic and diluted loss per common share	$(13,897)	$(11,746)

Denominator for loss per common share	12,881	13,257

Basic and diluted net loss per common share	$(1.08)	$(0.89)

Options to purchase 169 and 147 shares for the three months ended March 31, 2005 and 2004, respectively, are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of net losses for the periods.  Also, 45 shares of unvested restricted stock and 453 shares related to convertible notes payable for the three months ended March 31, 2005 are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of a net loss for the period.

4.    Segment Information

The Company has determined that it currently operates in the following eight segments:  (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility (“OTB”) and Ellis Park racetrack and its on-site simulcast facility; (2) Hollywood Park racetrack and its on-site simulcast facility; (3) Calder Race Course; (4) Arlington Park and its eight OTBs; (5) Hoosier Park racetrack and its on-site simulcast facility and its three OTBs; (6) Louisiana Operations, including Fair Grounds, its eleven OTBs and Video Services Inc. (“VSI”); (7) Churchill Downs Simulcast Network (“CDSN”), the simulcast product provider of the Company; and (8) other investments, including Churchill Downs Simulcast Productions (“CDSP”) and the Company’s various equity interests, which are not material.  Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally.  Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our liquidity.

The table below presents information about reported segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net revenues from external customers:
Kentucky Operations	$4,236	$4,725
Hollywood Park	4,435	5,099
Arlington Park	11,274	16,044
Calder Race Course	1,628	1,530
Hoosier Park	8,839	9,414
Louisiana Operations	16,941	—
CDSN	8,766	879
Total racing operations	56,119	37,691
Other investments	—	38
Corporate	133	—
	$56,252	$37,729

Intercompany net revenues:
Kentucky Operations	$159	$8
Hollywood Park	90	5
Arlington Park	171	11
Calder Race Course	281	268
Hoosier Park	71	3
Louisiana Operations	5,962	—
Total racing operations	6,734	295
Other investments	138	145
Corporate	259	278
Eliminations	(7,131)	(718)
	$—	$—

Segment EBITDA and Net loss:
Kentucky Operations	$(6,601)	$(6,176)
Hollywood Park	(3,426)	(3,189)
Arlington Park	(1,651)	404
Calder Race Course	(5,741)	(2,652)
Hoosier Park	414	674
Louisiana Operations	1,660	—
CDSN	2,133	(133)
Total racing operations	(13,212)	(11,072)
Other investments	178	15
Corporate	(3,509)	(2,087)
Total EBITDA	(16,543)	(13,144)
Depreciation and amortization	(5,993)	(5,362)
Interest income (expense), net	(2,561)	(1,268)
Income tax benefit	11,200	8,028
Net Loss	$(13,897)	$(11,746)

The table below presents total asset information about reported segments:

	March 31, 2005	December 31, 2004
Total assets:
Kentucky Operations	$572,207	$572,039
Hollywood Park	138,791	145,034
Arlington Park	83,271	89,393
Calder Race Course	81,761	83,047
Hoosier Park	36,820	33,073
Louisiana Operations	72,309	74,971
CDSN	11,018	11,018
Other investments	119,198	114,945
	1,115,375	1,123,520
Eliminations	(485,380)	(481,562)
	$629,995	$641,958

	Three Months Ended March 31,
	2005	2004
Capital expenditures, net:
Kentucky Operations	$12,301	$16,725
Hollywood Park	560	1,513
Calder Race Course	854	1,298
Arlington Park	2,287	545
Hoosier Park	59	230
Louisiana Operations	2,807	—
Other Investments	—	—
	$18,868	$20,311

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in the Company’s accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Louisiana and California racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with our Customer Relationship Management initiatives; a substantial change in law or regulations affecting our pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to provide adequate reliance on their internal control processes through SAS 70 reports or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races.  Additionally, we offer racing services through our other interests as well as alternative gaming through video poker machines in Louisiana.

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as “Kentucky Operations”).  We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida.  During October 2004, we purchased the assets of Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing.  We conduct simulcast wagering on horse racing at 23 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our seven racetracks.

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

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April of 2005, the WTO’s appellate body ruled that the United States had demonstrated the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing.  The WTO’s appellate body did not rule on whether an exception was created, but recommended that the WTO’s Dispute Settlement Body request the United States to bring the measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States has fifteen months to bring its policies in line with the ruling, assuming it believes any changes are necessary.  The effect of this ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horseracing is unclear.  The National Thoroughbred Racing Association, on behalf of its members including Churchill Downs Incorporated, is currently in discussions with the US Trade Representative on various alternatives the United States may choose to take both administratively and legislatively in the wake of the appellate ruling.

Indiana

Indiana HB 1569, which would have authorized slot machines at Indiana’s two pari-mutuel racetracks, was defeated in the Public Policy Committee of the Indiana General Assembly on February 14, 2005.

During April of 2005, Senate Enrolled Act 92 (“SEA 92”), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor.  An “operator”, as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling.  Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana.  We receive source market fees from various in-home wagering providers for the licensing of our live racing products in their distribution of such products through broadcast mediums such as television or the Internet.  In the event these in-home wagering providers are determined to be operators and the activities engaged in by such persons are determined to be unlawful gambling under SEA 92, the distribution of our products through in-home wagering in Indiana could cease or be seriously curtailed, which could have a material, adverse impact on our consolidated results of operations.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4 percent.  On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Pari-mutuel operators in Broward and Miami-Dade counties requested the Florida legislature to pass enabling legislation authorizing slot machine gaming at the pari-mutuel facilities, but the 2005 regular session of the Florida legislature adjourned on May 6, 2005 without the passage of any enabling legislation.  It is anticipated that the Broward pari-mutuel facilities will now bring suit in Broward County against the state of Florida to determine whether the passage of Amendment 4 and the local referendum in Broward County voided the statutory prohibitions against the transportation and operation of slot machines in the state of Florida and made slot machine gaming legal at the Broward pari-mutuel facilities without further legislative action.  The Company believes that the failure of the referendum to pass in Miami-Dade County was due primarily to Governor Jeb Bush’s active opposition to the measure during the final days of the campaign.  The Company is preparing a strategy to seek passage in Miami-Dade County in 2007 when the issue can again be placed on the ballot.  The impact of the Company’s results of operations and financial position of the failed referendum in Miami-Dade County is uncertain at this time.

California

In California, Hollywood Park was part of a coalition of racetracks and card clubs supporting Proposal 68 on the November 2004 ballot.  The proposal failed to pass by a margin of 16 percent to 84 percent.  If passed, this initiative would have directed the governor to renegotiate all existing compacts with Native American tribes in California.  If the tribes had declined to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would have been allowed to operate electronic gaming devices.  We continue to work with other members of the California horse industry on a long-term strategy for developing a legislative agenda that addresses the competitive advantages afforded to Native American casinos.

Illinois

In 1999, the state of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility.  Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources.  In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. (“DII”), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under our merger agreement related to Arlington Park.  The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement.  In January 2001, the Illinois Gaming Board (“IGB”) denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino.  During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court.  In April 2004, the IGB conducted an auction of the license and awarded that license to Isle of Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois.  Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB.  The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time.  In April 2005, the IGB, under a new Chairman, announced plans to conduct hearings to investigate the earlier IGB decision to allow Emerald Casino to sell its license to Isle of Capri and locate in Rosemont.  The Emerald Casino also recently announced plans to possibly sell their license to Midwest Gaming and Entertainment, LLC, which has proposed a casino in Des Plaines, Illinois.

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed a lawsuit seeking, among other things, to block the payment to Illinois racetracks as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 session of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  The lawsuit challenging the 2002 reimbursement has been resolved in favor of Arlington Park and the other Illinois racetracks.  The lawsuit challenging the 2003 reimbursement is still pending.  As the legal right still exists, Arlington Park has elected to continue to receive the recapture payment from the purse account while the litigation is pending.  If the litigation challenging the reimbursement were to succeed or if Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park’s results of operations.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois during January 2005, which resulted in pari-mutuel revenues comparable to the same period in 2004.  The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which resulted in a decrease of $1.8 million in pre-tax earnings for the month of February in 2005 compared to the same period in 2004.  Arlington Park’s future designation as the host track is subject to the annual appointment by the IRB.

In 2005, gaming expansion legislation, which included authorization for electronic gaming devices at racetracks, passed a House Committee, but was not called for a vote on the House Floor before the deadline of April 15.  Additionally House Bill 1917 was introduced to increase the limit on riverboat casino gaming positions from 1,200 to 3,000 and require riverboats to deposit 3% of their adjusted gross revenues into the Horse Racing Equity Fund.  This would take the place of the state subsidy to racing from the relocation of the 10th riverboat casino, authorized in 1999, but never funded due to the failure to relocate that license.  House Bill 1917 has not been acted upon.

Kentucky

In Kentucky, racetracks with on-track average daily handle of $1.2 million or more pay an excise tax equal to 3.5% of on-track handle while tracks with on-track average daily handle that does not meet the $1.2 million threshold pay an excise tax of 1.5% of on-track handle.  To mitigate the disparity of treatment between larger tracks such as Churchill Downs and other Kentucky racetracks, we successfully pursued legislation creating an excise tax credit for racetracks as part of the 2002-2004 state budget.  The measure resulted in a $12,000 credit against our excise tax liability for each day of live racing starting July 1, 2003 and ending June 30, 2004.  However, average daily wagering at Churchill Downs racetrack fell below the $1.2 million threshold for the state’s fiscal year ended June 30, 2004, which resulted in a drop in our excise tax rate from 3.5% to 1.5% for the year.  As a result, the excise tax credit did not apply to Churchill Downs racetrack and a $260,000 refund of tax payments was received from the Kentucky Revenue Cabinet during the third quarter of 2004.  The excise tax credit was not included in the Kentucky state budget that was passed in the 2005 session.

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

After approval of the amendment to Louisiana’s contract with Harrah’s Casino by the Louisiana Gaming Control Board in December 2004 and by the Joint Legislative Committee on the Budget in January 2005, on February 2, 2005, Harrah’s Casino and the State of Louisiana executed an amendment to their contract providing that slot machines at Fair Grounds does not violate their contract.

Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”) has initiated the process to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds and to seek the necessary local zoning change and permits.   In April 2005, the Louisiana Gaming Control Board found that CDI Louisiana passed suitability requirements to maintain a license to conduct slots gaming at the racetrack.  In early May 2005, the Gaming Control Board issued CDI Louisiana licenses to conduct video poker operations at its off-track betting locations.  Failure to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds, as well as obtain local zoning changes and permits, could have a material, adverse impact on our Consolidated Results of Operations.

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slots at Fair Grounds would violate the City Charter.  The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter.   As of the date of filing of this Quarterly Report on Form 10-Q, the City Council has not filed this declaratory judgment.

The City of New Orleans is challenging the live pari-mutuel tax calculation used by the Fair Grounds Corporation, the seller of Fair Grounds to CDI Louisiana.  The City’s interpretation is different from the interpretation and methods used by all of the racetracks in Louisiana.  If the City of New Orleans were to prevail in its interpretation of the tax calculation, CDI Louisiana could be assessed for an underpayment of taxes from the date of its ownership of the track.  As of March 31, 2005, there has not been an assessment of such taxes.   We currently anticipate that the amount of additional taxes that would be due by applying the City’s interpretation of the tax calculation would not be material to our consolidated results of operations.

Several bills have been filed in connection with the upcoming Louisiana legislative session that could affect video poker operations. One such bill would raise the tax on video poker operations by 4%.  If this bill passes, there would be a significant effect on the profitability of video poker operations.  VSI will oppose this and other bills that could have an adverse effect on its operations.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States.  Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those initial estimates.   In general, however, our estimates have historically approximated actual results.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and worker’s compensation claims.  Additionally, estimates are used for determining income tax liabilities and the valuation of interest rate risk derivative contracts (interest rate swaps).

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

For our business insurance renewals over the past several years, we have assumed more risk than in prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages.  Our March 1, 2005 business insurance renewals included substantially the same coverages and retentions as in previous years.  We estimate insurance liabilities for workers compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends.  Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.  Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current year is uncertain.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar.  Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year.  We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter, the quarter during which we typically generate the majority or our annual operating income. As a result of the acquisition of Fair Grounds during the fourth quarter of 2004, the Company had 63 live racing days during the first quarter of 2005, which compares to 10 live racing days during the first quarter of 2004.

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

The Company retains as revenue a predetermined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons.  The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 15% to 27%.  In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%.  All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

Results Of Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share	Three months ended March 31,		Increase (Decrease)
data and live race days)	2005	2004	$	%

Total pari-mutuel handle	$558,353	$296,805	$261,548	88%
No. of live race days	63	10	53	530%

Net pari-mutuel revenues	$41,106	$27,420	$13,686	50%
Riverboat subsidy	2,819	2,827	(8)	—
Other operating revenues	12,327	7,482	4,845	65%
Total net revenues	$56,252	$37,729	$18,523	49%

Gross loss	$(9,137)	$(9,764)	$627	6%
Gross margin percentage	(16)%	(26)%

Operating loss	$(23,279)	$(18,842)	$(4,437)	(24)%
Net loss	$(13,897)	$(11,746)	$(2,151)	(18)%

Diluted loss per share	$(1.08)	$(0.89)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Our total net revenues increased $18.5 million primarily as a result of our acquisition of Fair Grounds and VSI. We acquired Fair Grounds and VSI in October 2004.  The increased revenues from Fair Grounds and VSI were partially offset by reduced revenues at Arlington Park as a result of fewer days that Arlington Park was appointed host track in Illinois during the three months ended March 31, 2005 compared to the same period of 2004.  Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating loss, net loss and diluted loss per share included:

•                  We incurred $2.8 million of expenses related to alternative gaming initiatives in Florida during the three months ended March 31, 2005.  During the three months ended March 31, 2004, we incurred $0.4 million of expenses related to alternative gaming initiatives in California.

•                  Interest expense increased $1.3 million during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of additional borrowings for the acquisition of the Louisiana Operations as well as a higher interest rate environment.

•                  Our year-to-date effective tax rate rose from 41% to 45% resulting primarily from the non-deductibility of legislative initiative costs.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

	Three months ended March 31,		Increase (Decrease)
(In thousands)	2005	2004	$	%

Purse expenses	$15,715	$9,363	$6,352	68%
Riverboat purse expenses	1,395	1,403	(8)	(1)%
Depreciation/amortization	5,993	5,362	631	12%
Other operating expenses	42,286	31,365	10,921	35%
SG&A expenses	14,142	9,078	5,064	56%
Total	$79,531	$56,571	$22,960	41%

Percent of revenue	141%	150%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Total expenses increased 41% during the three months ended March 31, 2005 primarily as a result of increased expenses of $22.0 million related to the acquisition of Fair Grounds and VSI (the “Louisiana Operations”).  Additionally, we incurred $2.4 million of additional expenses related to legislative costs for alternative gaming (included in SG&A expenses) as mentioned above.  Corporate SG&A expenses also increased by $1.8 million as more fully described below in the discussion of expense variances by segment.  Lower purse expense of $2.6 million at Arlington Park, as a result of fewer days that Arlington Park was appointed the host track in Illinois during the three months ended March 31, 2005 compared to the same period of 2004, partially offset these increases.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Income Tax Benefit

The following table is a summary of our other income (expense) and income tax benefit:

	Three Months ended March 31,		Increase (Decrease)
(In thousands)	2005	2004	$	%

Interest income	$86	$116	$(30)	(26)%
Interest expense	(2,647)	(1,384)	(1,263)	(91)%
Unrealized gain on derivative instruments	206	—	206	100%
Miscellaneous, net	537	336	201	60%
Other income (expense)	$(1,818)	$(932)	$(886)	(95)%

Income tax benefit	$11,200	$8,028	$3,172	40%

Effective tax rate	45%	41%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Significant items affecting the comparability of other income and expense and income tax benefit include:

•                  Interest expense increased during the three months ended March 31, 2005 primarily due to additional borrowings for the acquisition of the Louisiana Operations combined with a rising interest rate environment.

•                  We recognized an unrealized gain on derivative instruments of $0.2 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•                  Our year-to-date effective tax rate increased from 41% to 45% resulting from the non-deductibility of the legislative initiative costs.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

	Three Months ended March 31,		Increase (Decrease)
(In thousands)	2005	2004	$	%

Kentucky Operations	$4,395	$4,733	$(338)	(7)%
Hollywood Park	4,525	5,104	(579)	(11)%
Arlington Park	11,445	16,055	(4,610)	(29)%
Calder Race Course	1,909	1,798	111	6%
Hoosier Park	8,910	9,417	(507)	(5)%
Louisiana Operations	22,903	—	22,903	100%
CDSN	8,766	879	7,887	897%
Total Racing Operations	62,853	37,986	24,867	65%
Other Investments	138	183	(45)	(25)%
Corporate Revenues	392	278	114	41%
Eliminations	(7,131)	(718)	(6,413)	(893)%
	$56,252	$37,729	$18,523	49%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Significant items affecting comparability of our revenues by segment include:

•                  During January and February, when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois for 29 days during January 2005 compared to 52 days during portions of January and February of 2004, which resulted in reduced revenues of $4.4 million during the three months ended March 31, 2005 compared to the same period of 2004.

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations which contributed $22.9 million to the overall increase in revenues.  Additionally, CDSN revenues and eliminations increased primarily as a result of the acquisition of the Louisiana Operations.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

	Three Months ended March 31,		Increase (Decrease)
(In thousands)	2005	2004	$	%

Kentucky Operations	$12,805	$12,768	$37	—
Hollywood Park	10,403	10,292	111	1%
Arlington Park	14,670	16,944	(2,274)	(13)%
Calder Race Course	8,925	5,745	3,180	55%
Hoosier Park	8,915	9,041	(126)	(1)%
Louisiana Operations	21,980	—	21,980	100%
CDSN	6,632	1,013	5,619	555%
Total racing operations	84,330	55,803	28,527	51%
Other investments	427	434	(7)	(2)%
Corporate expenses	4,108	2,358	1,750	74%
Eliminations	(9,334)	(2,024)	(7,310)	(361)%
	$79,531	$56,571	$22,960	41%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Significant items affecting comparability of our expenses by segment include:

•                  Arlington Park purse expenses decreased $2.6 million as a result of fewer days that Arlington Park was appointed the host track in Illinois.

•                  Calder Race Course expenses increased $2.8 million as a result of the alternative gaming initiatives in Florida.

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $22.0 million to the overall increase in expenses.  CDSN expenses and eliminations also increased primarily as a result of the acquisition of the Louisiana Operations.

•                  Corporate expenses increased during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002, increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives and increased expenses related to various development initiatives.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2005 and December 31, 2004:

			Increase (Decrease)
(In thousands)	March 31, 2005	December 31, 2004	$	%

Total assets	$629,995	$641,958	$(11,963)	(2)%
Total liabilities	403,673	403,530	143	—
Total shareholders’ equity	226,322	238,428	(12,106)	(5)%

Significant items affecting comparability of our consolidated balance sheet include:

•                  Total assets decreased primarilty as a result of decreases in accounts receivable of $28.6 million offset by increases in other current assets of $16.9 million.  Accounts receivable balances decreased primarily due to the collection of 2004 race meet receivables for Calder Race Course and Hollywood Park. Assets of our Kentucky Operations decreased primarily due to the collection of accounts receivables related to the 2005 Kentucky Derby and Kentucky Oaks.  Income taxes receivable increased as a result of the net loss that occurred during the first quarter.

•                  Total liabilities increased slightly between December 31, 2004 and March 31, 2005.  Significant changes include decreases in accounts payable of $15.8 million offset by increases in deferred revenue of $17.3 million.  Accounts payable also decreased due to the payment of 2004 race meet payables for Fair Grounds, Calder Race Course and Hollywood Park.  Deferred revenue increased primarily due to the Jockey Club suite sales, corporate sponsor events, season boxes, membership sales and future wagering related to the 2005 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2005.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

	Three Months ended March 31,		Increase (Decrease)
(In thousands)	2005	2004	$	%

Operating activities	$9,359	$8,628	$731	8%
Investing activities	(18,868)	(20,311)	1,443	7%
Financing activities	(3,106)	7,433	(10,539)	(142)%

Significant items affecting comparability of our liquidity and capital resources include:

•                  The increase in operating activities is primarily the result of the acquisition of the Louisiana Operations during the fourth quarter of 2004 and is partially offset by the impact of the fewer days that Arlington Park was appointed the host track in Illinois as well as alternative gaming initiatives in Florida.

•                  Capital expenditures decreased primarily as a result of reduced expenditures related to the Churchill Downs racetrack facility renovation project referred to as the “Master Plan” offset by increased expenditures associated with Churchill Downs’ Customer Relationship Management program, the construction of Arlington Park’s backstretch family housing facilities and the acquisition of new video poker machines at the Louisiana Operations.

•                  We made $11.4 million more repayments on our revolving loan facility during the three months ended March 31, 2005 compared to the same period of 2004 as a result of cash generated from the Louisiana Operations.

Credit Facilities and Indebtedness

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions.  The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes with a seven-year term, of which a total of $228.5 million was outstanding as of March 31, 2005.  Both debt facilities are collateralized by substantially all of our assets.  Prior to the amendment, discussed below, the interest rate on the revolving line of credit was based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios.  Prior to the amendment, discussed below, the interest rate on our senior notes was equal to LIBOR plus 155 basis points.  These notes require interest only payments during their term with principal due at maturity.  Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth.

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

Significant Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005.  Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management.  Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense.  SFAS No. 123(R) permits a modified prospective method of adoption.  Under this method, as a result of Staff Accounting Bulletin No. 107, “Share-Based Payment,” compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006.  Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method.  We have recently terminated our stock option plans and adopted a restricted stock plan.  As a result, no stock options were granted during the three months ended March 31, 2005, and we have no current intentions of granting stock options during the year ended December 31, 2005.  Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods.  See Note 1 of our Condensed Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense.  Management has not yet determined whether the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations and earnings per share or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1 of our Condensed Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, we had $228.5 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.  Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $2.3 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions.  Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $100.0 million.  Assuming at March 31, 2005, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014.  The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate our ability to pay the Note at maturity with shares of our common stock.  We will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed.  The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83.  The Note may not be prepaid without the shareholder’s consent.  Upon maturity, we must pay the principal balance and unpaid accrued interest in cash.  As such, the Note is a short forward contract on common stock of the Company that includes each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.

The fair market value of the aforementioned derivative financial instruments were recorded separately and marked to fair market value on December 31, 2004 and as of March 7, 2005 as follows (in thousands):

	12/31/04	3/7/05	Change
Long put option	$3,413	$3,408	$(5)

Short call option	(11,410)	(11,233)	177

Net derivative financial instrument	$(7,997)	$(7,825)	$172

The fair market value of the Note and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.  The fair market value of these financial instruments generally fluctuates inversely to the fluctuation of the fair market value of our common stock.  Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument.  As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings.  The long put option and short call option are both being amortized into earnings on a straight-line basis over the remaining term of the Note.  We recorded unrealized gains on derivative instruments in the amount of $0.2 million during the three months ended March 31, 2005.  Due to the amendment discussed above, we are not exposed to future market risk relative to these financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are not effective because of the following material weakness in internal control over financial reporting:

•                  Third Party Service Organizations.  As of March 31, 2005, we did not maintain effective control over the effectiveness of controls at two third-party service organizations.  The service organizations process all pari-mutuel wagering activity for us.  Such processes are considered part of our internal control over financial reporting specifically as to the existence and completeness of pari-mutuel wagering revenues.  Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organizations.  Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organizations represents a control deficiency.  This control deficiency did not result in a misstatement to our historical consolidated financial statements; however, it could result in a misstatement of pari-mutuel wagering revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)  Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of our CEO and CFO, changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2005.   There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the following remediation of a material weakness in internal control over financial reporting that existed at December 31, 2004.

During the quarter ended March 31, 2005, we took the following remedial actions with respect to accounting for an accrued liability related to a supplemental retirement plan as described in our Annual Report on Form 10-K for the year ended December 31, 2004:

•                  Management implemented a policy detailing the proper calculation of the liability;

•                  Management changed the design of the review and approval controls to ensure that errors will be prevented or detected on a timely basis; and

•                  Management conducted testing of the operating effectiveness of such controls and concluded that the controls were operating effectively at March 31, 2005.

Management has concluded that this internal control deficiency has been remediated.

PART II. OTHER INFORMATION

ITEM 1.                                                  Legal Proceedings

On April 19, 2005, the court signed the Joint Stipulation and Consent Order entered into the by the Company and the Jockey’s Guild in the case pending in the United States District Court for the Western District of Kentucky and previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2004.  Under the Joint Stipulation and Consent Order, the Jockey’s Guild agreed not to engage in certain actions in any effort to fix, increase, stabilize or otherwise affect the level of consideration for jockey services in Thoroughbred races.  The Joint Stipulation and Consent Order was entered into in lieu of proceeding with the motion filed by the Company for a preliminary injunction in the case, and is subject to the right of either party to withdraw its consent on 75 days written notice.

ITEM 2.                                                  Unregistered Sales of Equity and Use of Proceeds

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

CHURCHILL DOWNS INCORPORATED

May 10, 2005	/s/ Thomas H. Meeker
Thomas H. Meeker
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2005	/s/ Michael E. Miller
Michael E. Miller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

3	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2004

10.1	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005.	Exhibit 10.1 to Report on Form 8-K dated March 7, 2005

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2005

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2005

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2005