Form 10-Q
period 2005-06-30
CHURCHILL DOWNS INC
filed 2005-08-09
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of registrant's common stock at August 2, 2005 was 12,933,058 shares.

Return to Index

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2005

Return to Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,568	$26,487
Restricted cash	9,107	7,267
Accounts receivable, net of allowance for doubtful accounts of $881 at June 30, 2005 and December 31, 2004	35,544	41,121
Deferred income taxes	3,618	3,940
Other current assets	6,615	3,589
Assets held for sale	167,380	145,034
Total current assets	236,832	227,438
Other assets	17,678	17,105
Plant and equipment, net	348,604	324,738
Goodwill	53,528	53,528
Other intangible assets, net	18,660	19,149
Total assets	$675,302	$641,958
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,535	$28,872
Purses payable	17,022	8,464
Accrued expenses and other liabilities	42,064	30,985
Dividends payable	-	6,430
Income taxes payable	4,859	96
Deferred revenue	7,148	25,880
Liabilities associated with assets held for sale	29,888	11,852
Total current liabilities	138,516	112,579
Long-term debt	237,462	242,770
Other liabilities	21,876	20,424
Deferred revenue	18,792	19,071
Deferred income taxes	8,677	8,686
Total liabilities	425,323	403,530
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued 12,930 shares June 30, 2005 and 12,904 shares December 31, 2004	115,624	114,930
Retained earnings	135,902	125,613
Unearned compensation	(1,762)	(1,935)
Accumulated other comprehensive income (loss)	215	(180)
Total shareholders’ equity	249,979	238,428
Total liabilities and shareholders’ equity	$675,302	$641,958

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
for the three and six months ended June 30, 2005 and 2004
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$163,202	$140,159	$215,019	$172,789
Operating expenses	110,352	93,959	167,278	133,153
Gross profit	52,850	46,200	47,741	39,636
Selling, general and administrative expenses	12,461	8,298	25,382	15,858
Operating income	40,389	37,902	22,359	23,778
Other income (expense):
Interest income	76	75	161	191
Interest expense	(390)	(204)	(685)	(385)
Unrealized gain on derivative instruments	204	-	410	-
Miscellaneous, net	80	502	617	837
	(30)	373	503	643
Earnings from continuing operations before provision for income taxes	40,359	38,275	22,862	24,421
Provision for income taxes	(17,681)	(15,398)	(10,042)	(9,773)
Net earnings from continuing operations	22,678	22,877	12,820	14,648
Discontinued operations, net of income taxes:
Earnings (loss) from operations	1,508	4,819	(2,531)	1,302
Net earnings	$24,186	$27,696	$10,289	$15,950
Other comprehensive (loss) income, net of tax:
Change in fair value of cash flow hedges	(674)	1,320	395	611
Comprehensive income	$23,512	$29,016	$10,684	$16,561
Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$1.70	$1.72	$0.96	$1.10
Discontinued operations:
Earnings (loss) from operations	0.11	0.36	(0.19)	0.10
Net earnings	$1.81	$2.08	$0.77	$1.20
Diluted
Net earnings from continuing operations	$1.69	$1.70	$0.95	$1.09
Discontinued operations:
Earnings (loss) from operations	0.11	0.36	(0.19)	0.09
Net earnings	$1.80	$2.06	$0.76	$1.18
Weighted average shares outstanding:
Basic	12,884	13,287	12,882	13,272
Diluted	13,457	13,473	13,506	13,460

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited)
(in thousands)

	2005	2004
Cash flows from operating activities:
Net earnings	$10,289	$15,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,563	10,819
Amortization of discount on convertible note payable	210	-
Amortization of restricted stock grant	198	-
Unrealized gain on derivative instruments	(410)	-
Loss on asset disposition	72	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(17,125)	(14,478)
Accounts receivable	(14,766)	(19,863)
Other current assets	(3,482)	(3,215)
Accounts payable	24,143	29,824
Purses payable	8,558	9,448
Accrued expenses and other liabilities	10,739	10,035
Income taxes payable	4,763	7,240
Deferred revenue	(1,366)	(7,121)
Other assets and liabilities	1,281	2,406
Net cash provided by operating activities	36,667	41,045
Cash flows from investing activities:
Additions to plant and equipment	(32,913)	(47,828)
Proceeds on sale of fixed assets	2	-
Net cash used in investing activities	(32,911)	(47,828)
Cash flows from financing activities:
Borrowings on bank line of credit	217,423	196,295
Repayments of bank line of credit	(222,942)	(175,434)
Repayments of long-term debt	-	(1,618)
Change in book overdraft	1,285	15
Payment of dividends	(6,430)	(6,625)
Common stock issued	670	1,206
Net cash (used in) provided by financing activities	(9,994)	13,839
Net (decrease) increase in cash and cash equivalents	(6,238)	7,056
Cash and cash equivalents, beginning of period	27,712	16,440
Cash and cash equivalents, end of period	21,474	23,496
Cash and cash equivalents included in assets held for sale	(6,906)	(10,287)
Cash and cash equivalents in continuing operations	$14,568	$13,209
Cash paid during the period for:
Interest	6,909	2,960
Income taxes	5,511	3,009
Schedule of non-cash activities:
Invoicing for future events	1,208	362
Plant and equipment additions included in accounts payable/accrued expenses	4,004	5,915
Issuance of common stock in connection with restricted stock plan	30	-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and six months ended June 30, 2005 and 2004 (unaudited)
($ in thousands, except per share data)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the "Company") Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of this information have been made and all such adjustments are of a normal recurring nature.

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

Long-Lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. In addition, goodwill is otherwise tested for impairment on an annual basis in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2005, and no adjustment to the carrying value of goodwill and indefinite-lived intangible assets was required.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with in-home wagering providers. In addition to the commissions and fees earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where the facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed. Non-wagering revenues also include the Indiana riverboat admissions subsidy, which is recognized ratably over the Company’s fiscal year.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 75% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live race meets and at the Company’s off-track betting facilities ("OTB") throughout the year. Export handle includes all wagers made on live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or account wagering, consists of wagers through an advance deposit account.

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

Purse Expense

The Company recognizes purse expense from the statutorily or contractually required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horses in races run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily or contractually required amounts resulting in purse overpayments, which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are received.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," ("SFAS No. 123") the Company’s net earnings and net earnings per common share for the three and six months ended June 30, 2005 and 2004 would approximate the pro forma amounts presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$24,186	$27,696	$10,289	$15,950
Add: Stock based compensation expense included in reported net earnings, net of tax benefit	58	-	115	-
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(318)	(681)	(635)	(869)
Pro forma net earnings	$23,926	$27,015	$9,769	$15,081

Pro forma net earnings per common share:
Basic	$1.79	$2.03	$0.73	$1.14
Diluted	$1.78	$2.01	$0.72	$1.12

The Company anticipates making awards in the future under stock-based compensation plans.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

2.	Discontinued Operations

On July 6, 2005, Churchill Downs California Company (“CDCC”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Bay Meadows Land Company, LLC (the “Purchaser”), pursuant to which CDCC will sell, and the Purchaser will acquire, the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California. Pursuant to the Purchase Agreement, the Purchaser will acquire substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack which includes land, buildings, improvements and equipment, and the building in which the Hollywood Park Casino is operated and related fixtures (the “Casino Building”) (the acquired assets associated with the Hollywood Park Racetrack and the Casino Building are collectively referred to as the “Assets”).

The Purchaser agreed to pay CDCC $260.0 million cash for the Assets, and in addition, the Purchaser agreed to assume certain liabilities of CDCC relating to the Assets, subject to certain adjustments contained in the Purchase Agreement. Upon execution of the Purchase Agreement, the Purchaser paid into escrow $10.0 million as a deposit to be applied to the purchase price at closing, to occur on September 23, 2005 unless extended pursuant to the Purchase Agreement.

The parties agreed to enter into, at the closing of the transactions contemplated by the Purchase Agreement, a reinvestment agreement among the Purchaser, Stockbridge HP Holdings Company, LLC, a subsidiary of the Purchaser, and Churchill Downs Investment Company, a wholly owned subsidiary of the Company (the “Reinvestment Agreement”). Pursuant to the Reinvestment Agreement, Churchill Downs Investment Company will have the option to reinvest in the Hollywood Park Racetrack business, in the event of certain triggering events which would allow the Hollywood Park Racetrack business to engage in electronic gaming, or other significant gaming and/or subsidies not currently authorized.

The Purchase Agreement provides for a liquidated damages payment to CDCC of $15.0 million related to the Reinvestment Agreement and other consequential damages arising as a result of lost profits if, prior to three years after the date of closing, the Purchaser terminates the Hollywood Park Racetrack business for reasons other than Hollywood Park Racetrack’s allocation of a number of racing dates that is less than the number of racing dates historically allocated to Hollywood Park Racetrack and the Purchaser’s determination that continued operation of the business would be reasonably likely to result in net cash flow (as defined in the Purchase Agreement) of zero dollars or less during the current or any following year.

In addition, the Purchaser agreed to make up to $5.0 million of capital improvements to Hollywood Park Racetrack if the allocation of racing dates to Hollywood Park Racetrack for each of the three years immediately following the closing is not less than the number of racing dates historically allocated to Hollywood Park Racetrack, and if such improvements are not made as required by the Purchase Agreement, the Purchaser is obligated to pay CDCC liquidated damages in the amount of $5.0 million less the amount actually spent on such improvements.

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), assets to be sold shall be classified as held for sale once all of the following criteria have been met:

▪	Management, having the authority to approve the action, commits to a plan to sell the assets.
▪	The assets are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such assets.
▪	An active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated.
▪	The sale of the assets is probable and transfer of the assets is expected to qualify for recognition as a completed sale within one year.
▪	The assets are being marketed for sale at a price that is reasonable in relation to their current fair market values.
▪	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

As of June 30, 2005, all of the above criteria were met and the Assets were reclassified as held for sale. As of July 1, 2005, the Company ceased the recognition of depreciation expense on the long-lived assets included in the assets held for sale. Also, we are required under the existing debt agreements for both the revolving loan facility and the variable rate senior notes to use the proceeds to pay off the debt balances under these facilities.

Set forth below is a summary of the results of operations of the assets held for sale for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$49,369	$49,476	$53,804	$54,575
Operating expenses	38,553	37,748	47,016	46,047
Gross profit	10,816	11,728	6,788	8,528
Selling, general and administrative expenses	2,134	1,787	3,355	3,305
Operating income	8,682	9,941	3,433	5,223
Other income (expense):
Interest income	13	10	14	10
Interest expense	(3,281)	(970)	(5,633)	(2,173)
Miscellaneous, net	2	2	2	3
	(3,266)	(958)	(5,617)	(2,160)
Earnings (loss) before provision for income taxes	5,416	8,983	(2,184)	3,063
Provision for income taxes	(3,908)	(4,164)	(347)	(1,761)
Net earnings (loss)	$1,508	$4,819	$(2,531)	$1,302

Set forth below is a summary of the net assets held for sale as of June 30, 2005 and December 31, 2004:

	June30, 2005	December 31, 2004
Current assets
Cash and cash equivalents	$6,906	$1,225
Restricted cash	15,285	-
Accounts receivable	12,367	9,402
Other current assets	957	501
Plant and equipment, net	131,865	133,906
Assets held for sale	167,380	145,034
Current liabilities:
Accounts payable	22,030	5,265
Accrued expenses	7,529	6,526
Deferred revenue	329	61
Liabilities associated with assets held for sale	29,888	11,852
Net assets held for sale	$137,492	$133,182

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

3.	Convertible Notes Payable

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the "Note") to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million. A discount of $4.2 million, representing the difference between the notional amount and the fair market value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on December 31, 2004 and March 7, 2005 in the Company’s Condensed Consolidated Balance Sheet as follows:

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)
Short call option	(11,410)	(11,233)	177
Net derivative financial instrument	$(7,997)	$(7,825)	$172

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains on derivative instruments in the amounts of $204 and $410 during the three and six months ended June 30, 2005, respectively, which includes $204 and $238 of amortization during the three and six months ended June 30, 2005, respectively.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings (loss) per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic earnings from continuing operations per common share:
Net earnings from continuing operations	$22,678	$22,877	$12,820	$14,648
Net earnings from continuing operations allocated to participating securities	(770)	-	(435)	-
Numerator for basic earnings from continuing operations per common share	$21,908	$22,877	$12,385	$14,648

Numerator for basic earnings per common share:
Net earnings	$24,186	$27,696	$10,289	$15,950
Net earnings allocated to participating securities	(821)	-	(349)	-
Numerator for basic earnings per common share	$23,365	$27,696	$9,940	$15,950

Numerator for diluted earnings per common share:
Net earnings from continuing operations	$22,678	$22,877	$12,820	$14,648
Discontinued operations, net of income taxes	1,508	4,819	(2,531)	1,302
Net earnings	$24,186	$27,696	$10,289	$15,950

Denominator for earnings per common share:
Basic	12,884	13,287	12,882	13,272
Plus dilutive effect of stock options	120	186	171	188
Plus dilutive effect of convertible note	453	-	453	-
Diluted	13,457	13,473	13,506	13,460

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.70	$1.72	$0.96	$1.10
Discontinued operations:
Earnings (loss) from operations	0.11	0.36	(0.19)	0.10
Net earnings	$1.81	$2.08	$0.77	$1.20

Diluted
Earnings from continuing operations	$1.69	$1.70	$0.95	$1.09
Discontinued operations:
Earnings (loss) from operations	0.11	0.36	(0.19)	0.09
Net earnings	$1.80	$2.06	$0.76	$1.18

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

5.	Segment Information

The Company has determined that it currently operates in the following 7 segments: (1) Kentucky Operations, including Churchill Downs racetrack and its off-track betting facility ("OTB") and Ellis Park racetrack and its on-site simulcast facility; (2) Calder Race Course; (3) Arlington Park and its 8 OTBs; (4) Hoosier Park racetrack and its on-site simulcast facility and its 3 OTBs; (5) Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc.; (6) Churchill Downs Simulcast Network ("CDSN"), the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions and the Company’s various equity interests, which are not material. Financial information about the Company’s reported segments in the tables below has been updated to reflect discontinued operations as a result of the Purchase Agreement entered into by CDCC as discussed in Note 2. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

The table below presents information about reported segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues from external customers:
Kentucky Operations	$65,244	$57,194	$69,621	$61,927
Arlington Park	22,472	22,610	33,917	38,665
Calder Race Course	22,812	22,170	24,430	23,685
Hoosier Park	11,527	11,193	20,438	20,603
Louisiana Operations	14,820	-	31,387	-
CDSN	25,523	26,132	34,289	27,011
Total racing operations	162,398	139,299	214,082	171,891
Other investments	206	200	206	238
Corporate	1,019	1,024	1,152	1,024
Net revenues from continuing operations	163,623	140,523	215,440	173,153
Discontinued operations	48,948	49,112	53,383	54,211
	$212,571	$189,635	$268,823	$227,364
Inter-company net revenues:
Kentucky Operations	$14,734	$15,257	$14,752	$15,257
Arlington Park	2,623	2,164	2,623	2,164
Calder Race Course	2,699	2,982	2,991	3,266
Hoosier Park	76	43	76	50
Louisiana Operations	-	-	6,335	-
Total racing operations	20,132	20,446	26,777	20,737
Other investments	680	700	817	845
Corporate	265	266	525	544
Eliminations	(21,498)	(21,776)	(28,540)	(22,490)
	(421)	(364)	(421)	(364)
Discontinued operations	421	364	421	364
	$ -	$ -	$ -	$ -
Segment EBITDA and net earnings:
Kentucky Operations	$38,177	$30,332	$31,576	$24,156
Arlington Park	2,090	2,920	439	3,324
Calder Race Course	3,018	3,354	(2,723)	702
Hoosier Park	410	493	824	1,167
Louisiana Operations	92	-	1,837	-
CDSN	6,184	6,264	8,317	6,131
Total racing operations	49,971	43,363	40,270	35,480
Other investments	372	632	550	647
Corporate	(3,696)	(1,707)	(7,047)	(3,794)
Total EBITDA from continuing operations	46,647	42,288	33,773	32,333
Eliminations	-	(6)	-	(6)
Depreciation and amortization	(5,974)	(3,878)	(10,387)	(7,712)
Interest income (expense), net	(314)	(129)	(524)	(194)
Provision for income taxes	(17,681)	(15,398)	(10,042)	(9,773)
Net earnings from continuing operations	22,678	22,877	12,820	14,648
Discontinued operations, net of income taxes	1,508	4,819	(2,531)	1,302
Net earnings	$24,186	$27,696	$10,289	$15,950

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

The table below presents total asset information about reported segments:

	June30, 2005	December 31, 2005
Total assets:
Kentucky Operations	$573,654	$572,039
Arlington Park	85,160	83,047
Calder Race Course	88,467	89,393
Hoosier Park	37,329	33,073
Louisiana Operations	72,967	74,971
CDSN	11,018	11,018
Other investments	129,646	114,945
Assets held for sale	167,380	145,034
	1,165,621	1,123,520
Eliminations	(490,319)	(481,562)
	$675,302	$641,958

	Six Months Ended June 30,
	2005	2004
Capital expenditures, net:
Kentucky Operations	$22,489	$40,345
Hollywood Park	1,135	3,133
Calder Race Course	1,474	2,242
Arlington Park	4,540	1,729
Hoosier Park	124	372
Louisiana Operations	3,045	-
Other Investments	106	7
	$32,913	$47,828

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

6.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") to replace SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Under this method, as a result of Staff Accounting Bulletin No. 107, "Share-Based Payment," compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and 2) the future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. We have recently terminated our stock option plans and adopted a restricted stock plan. As a result, no stock options were granted during the six months ended June 30, 2005, and we have no current intentions of granting stock options during the year ended December 31, 2005. Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 of our Condensed Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense. Management has not yet selected the method of adoption, determined whether the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations and earnings per share or determined whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1.

Return to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Louisiana and California racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with Customer Relationship Management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to provide adequate reliance on their internal control processes through Statement on Auditing Standards No. 70 reports or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests, as well as alternative gaming through video poker machines in Louisiana.

We operate Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as "Kentucky Operations"). We also own and operate Hollywood Park, a Thoroughbred racing operation in Inglewood, California; Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida. During October 2004, we purchased the assets of Fair Grounds Race Course, a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services, Inc. ("VSI"), the owner and operator of more than 700 video poker machines in Louisiana. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at 23 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our seven racetracks.

Return to Index

The Churchill Downs Simulcast Network ("CDSN") provides the principal oversight of interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Development

On July 6, 2005, Churchill Downs California Company (“CDCC”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Bay Meadows Land Company, LLC (the “Purchaser”), pursuant to which CDCC will sell, and the Purchaser will acquire, the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California. Pursuant to the Purchase Agreement, the Purchaser will acquire substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack which includes land, buildings, improvements and equipment, and the building in which the Hollywood Park Casino is operated and related fixtures (the “Casino Building”) (the acquired assets associated with the Hollywood Park Racetrack and the Casino Building are collectively referred to as the “Assets”).

The Purchaser agreed to pay CDCC $260.0 million cash for the Assets, and in addition the Purchaser agreed to assume and perform certain liabilities of CDCC relating to the Assets, subject to certain adjustments contained in the Purchase Agreement. Upon execution of the Purchase Agreement, the Purchaser paid into escrow $10.0 million as a deposit to be applied to the purchase price at closing, to occur on September 23, 2005 unless extended pursuant to the Purchase Agreement.

The parties agreed to enter into, at the closing of the transactions contemplated by the Purchase Agreement, a reinvestment agreement among the Purchaser, Stockbridge HP Holdings Company, LLC, a subsidiary of the Purchaser, and Churchill Downs Investment Company, a wholly owned subsidiary of the Company (the “Reinvestment Agreement”). Pursuant to the Reinvestment Agreement, Churchill Downs Investment Company will have the option to reinvest in the Hollywood Park Racetrack business, in the event of certain triggering events which would allow the Hollywood Park Racetrack business to engage in electronic gaming, or other significant gaming and/or subsidies not currently authorized.

The Purchase Agreement provides for a liquidated damages payment to CDCC of $15.0 million related to the Reinvestment Agreement and other consequential damages arising as a result of lost profits if, prior to three years after the date of closing, the Purchaser terminates the Hollywood Park Racetrack business for reasons other than Hollywood Park Racetrack’s allocation of a number of racing dates that is less than the number of racing dates historically allocated to Hollywood Park Racetrack and the Purchaser’s determination that continued operation of the business would be reasonably likely to result in net cash flow (as defined in the Purchase Agreement) of zero dollars or less during the current or any following year.

In addition, the Purchaser agreed to make up to $5.0 million of capital improvements to Hollywood Park Racetrack if the allocation of racing dates to Hollywood Park Racetrack for each of the three years immediately following the closing is not less than the number of racing dates historically allocated to Hollywood Park Racetrack, and if such improvements are not made as required by the Purchase Agreement, the Purchaser is obligated to pay CDCC liquidated damages in the amount of $5.0 million less the amount actually spent on such improvements.

Legislative and Regulatory Developments

Federal

On October 11, 2004, the U.S. Congress passed The Foreign Sales Corporation Act (the “Act”). The Act includes a measure that repeals the 30% alien withholding requirements that should allow the U.S. horse racing industry to further export its product to foreign markets. President Bush signed the bill into law on October 22, 2004. The 30% withholding effectively precluded common pooling by foreign countries into U.S. wagering pools. We believe that the elimination of the 30% withholding requirement will help open the $85 billion international market for wagering on horse racing to U.S. tracks. The future impact on our results of operations or financial position at this time is uncertain.

Return to Index

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO’s appellate body did not rule on whether an exception was created, but recommended that the WTO’s Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States has fifteen months to bring its policies in line with the ruling, assuming it believes any changes are necessary. The effect of this ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horseracing is unclear. The National Thoroughbred Racing Association, on behalf of its members, including Churchill Downs Incorporated, is currently in discussions with the U.S. Trade Representative on various alternatives the United States may choose to take both administratively and legislatively in the wake of the appellate ruling.

Indiana

Indiana HB 1569, which would have authorized slot machines at Indiana’s two pari-mutuel racetracks, was defeated in the Public Policy Committee of the Indiana General Assembly on February 14, 2005.

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator", as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. In the event these in-home wagering providers are determined to be operators and the activities engaged in by such persons are determined to be unlawful gambling under SEA 92, or such providers decide to cease operations in Indiana due to legal uncertainty as is the case with TVG, one of our major in-home providers in Indiana, the distribution of our products through in-home wagering in Indiana could cease or be seriously curtailed, which could have a material, adverse impact on our results of operations.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%. On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder. Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. During the 2005 session of the Florida legislature, which ended in May 2005, the Broward and Miami-Dade pari-mutuel operators tried unsuccessfully to pass enabling legislation authorizing slot machine gaming at Broward pari-mutuel facilities. Amendment 4 mandated that such legislation be passed by the state legislature no later than July 1, 2005. Broward County's four pari-mutuel operators then filed suit in Broward Circuit Court seeking a ruling that slot machine gaming could proceed at their facilities after July 1 without legislative approval.

On June 21, 2005, Broward Circuit Judge Leroy Moe ruled that the Broward pari-mutuel operators have a constitutional right to install slot machines despite the legislature's lack of action, but Judge Moe's ruling was quickly appealed by the State of Florida. Any further action on slot machine gaming in Broward County has been stayed pending the outcome of the State's appeal. We believe that the failure of the referendum to pass in Miami-Dade County was due primarily to Governor Jeb Bush’s active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County in 2007 when the issue can again be placed on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County is uncertain at this time.

Return to Index

California

In California, Hollywood Park was part of a coalition of racetracks and card clubs supporting Proposal 68 on the November 2004 ballot. The proposal failed to pass by a margin of 16% to 84%. If passed, this initiative would have directed the governor to renegotiate all existing compacts with Native American tribes in California. If the tribes had declined to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would have been allowed to operate electronic gaming devices. We continue to work with other members of the California horse industry on a long-term strategy for developing a legislative agenda that addresses the competitive advantages afforded to Native American casinos.

Illinois

In 1999, the State of Illinois enacted legislation that provides for pari-mutuel tax relief and related tax credits for Illinois racetracks, as well as legislation providing for subsidies to Illinois horse racing tracks from revenues generated by the relocation of a license to operate a riverboat casino gaming facility. Arlington Park’s share of subsidies from the relocation of the license under the 1999 legislation would range from $4.6 million to $8.0 million annually, based on publicly available sources. In the event Arlington Park receives such subsidies, additional shares of common stock would be issued to Duchossois Industries, Inc. ("DII"), to a maximum of 1.25 million shares only after the proposed casino opens and subsidies have been distributed for one year, under the merger agreement related to Arlington Park. The additional shares may be issued to DII in the future, subject to the occurrence of certain events as specified in the merger agreement. In January 2001, the Illinois Gaming Board ("IGB") denied a license application of Emerald Casino, Inc. to relocate the license to operate the Rosemont casino. During 2002, Emerald Casino, Inc. filed for bankruptcy and was attempting to sell its license rights subject to the approval of the IGB and the bankruptcy court. In April 2004, the IGB conducted an auction of the license and awarded that license to Isle of Capri Casinos, Inc., which announced plans to locate the license to operate in Rosemont, Illinois. Both the Governor of Illinois and the Attorney General of Illinois have convened investigations of the award by the IGB. The date for final approval by the bankruptcy court of the auction and issuance of the license by the IGB is not known at this time. In April 2005, the IGB, under a new Chairman, announced plans to conduct hearings to investigate the earlier IGB decision to allow Emerald Casino, Inc. to sell its license to Isle of Capri Casinos, Inc. and locate in Rosemont. Emerald Casino, Inc. also recently announced plans to possibly sell its license to Midwest Gaming and Entertainment, LLC, which has proposed a casino in Des Plaines, Illinois.

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board ("IRB") to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. As the legal right still exists, Arlington Park has elected to continue to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park’s results of operations.

Return to Index

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

In 2005, gaming expansion legislation, which included authorization for electronic gaming devices at racetracks, passed a House Committee, but was not called for a vote on the House Floor before the deadline of April 15. Additionally House Bill 1917 was introduced to increase the limit on riverboat casino gaming positions from 1,200 to 3,000 and require riverboats to deposit 3% of adjusted gross revenues into the Horse Racing Equity Fund. This would take the place of the State subsidy to racing from the relocation of the tenth riverboat casino, authorized in 1999 but never funded due to the failure to relocate that license. House Bill 1917 also was not acted upon prior to the legislature's adjournment.

Kentucky

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

Louisiana

In 2003, the Louisiana Legislature passed a bill authorizing the operation of slot machines at Fair Grounds subject to amendment of Louisiana’s contract with Harrah’s Casino in New Orleans (which prohibited other land-based gaming in Orleans Parish), subject to Orleans Parish voter approval, and subject to the owner and operator of the track securing the necessary gaming licenses from the Louisiana Gaming Control Board. In addition, video poker operations must be discontinued at the main racetrack location when slot machines become operational.

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

Churchill Downs Louisiana Horseracing Company, LLC has initiated a process to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds and to seek the necessary local zoning change and permits. In April 2005, the Louisiana Gaming Control Board found that Fair Grounds passed suitability requirements to maintain a license to conduct slots gaming at the racetrack. In early May 2005, the Gaming Control Board found that Fair Grounds passed suitability requirements to maintain a license to conduct video poker operations at its off-track betting locations. Failure to obtain the necessary gaming licenses to own and operate slot machines at Fair Grounds, as well as local zoning change and permits, could have a material adverse impact on our results of operations.

Return to Index

On June 16, 2005, the New Orleans City Council approved hours of operation for slot machines at Fair Grounds as part of its conditional use permit. There are additional provisos that have not yet been approved relating to other conditional use activities, which we and the New Orleans City Council are currently negotiating.

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

In June 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. Based upon an opinion from the Louisiana Attorney General and other legal advice, we do not believe slot machines at Fair Grounds are a violation of the City Charter.

The City of New Orleans is challenging the live pari-mutuel tax calculation used by Fair Grounds Corporation, the seller of Fair Grounds to Churchill Downs Louisiana Horseracing Company, LLC. The City’s interpretation is different from the interpretation and methods used by all of the racetracks in Louisiana. If the City of New Orleans were to prevail in its interpretation of the tax calculation, Fair Grounds could be assessed for an underpayment of taxes from the date of our ownership of the track. As of June 30, 2005, there has not been an assessment of such taxes. We currently anticipate that the amount of additional taxes that would be due by applying the City’s interpretation of the tax calculation would not be material to our consolidated results of operations.

While there were a number of bills filed during the recently completed legislative session that could have affected our video poker operations, none of the bills was enacted into law.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those initial estimates. In general, however, our estimates have historically approximated actual results.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers' compensation claims. Additionally, estimates are used for determining income tax liabilities and the valuation of interest rate risk derivative contracts (interest rate swaps).

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") and SFAS No. 144, "Accounting for the impairment or disposal of Long-Lived Assets." For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with finite lives are amortized using the straight-line method.

Return to Index

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

We also use estimates and judgments for financial reporting to determine our current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes as specified in SFAS 109, "Accounting for Income Taxes," we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

We utilize interest rate swap contracts to hedge exposure to interest rate fluctuations on our variable rate debt and have designated these swaps as cash flow hedges of anticipated interest payments. Our interest rate swap contracts match the critical terms of the underlying debt, thus qualifying for hedge accounting. Such critical terms include notional amounts, benchmark interest rate basis, interest reset dates and payment dates. The fair market value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the fair market value of the swaps are adjusted to the asset or liability account and recorded net of the income taxes in other comprehensive income.

We maintain an allowance for doubtful accounts receivable that have been deemed to have a high risk of collectibility. We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable. Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

For our business insurance renewals over the past several years, we have assumed more risk than in prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2005 business insurance renewals included substantially the same coverages and retentions as previous years. We estimate insurance liabilities for workers' compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact the total insurance cost and overall results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current year is uncertain.

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

Return to Index

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

Greater than 75% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes wagers made on live races at our live tracks and also wagers made on imported simulcast signals at our racetracks during our live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year. Export handle includes all wagers made on our live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or account wagering, consists of wagers through an advance deposit account.

We retain as revenue a predetermined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 15% to 27%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

Return to Index

Results Of Continuing Operations

The following table sets forth, for the three months ended June 30, 2005 and 2004, certain operating data:

	Three Months Ended June 30,		Change
(In thousands, except per share data and live race days)	2005	2004	$	%

Total pari-mutuel handle	$1,182,752	$1,175,577	$7,175	1%
Number of live race days	187	182	5	3%

Net pari-mutuel revenues	$100,294	$92,728	$7,566	8%
Riverboat subsidy	2,700	2,708	(8)	-
Other operating revenues	60,208	44,723	15,485	35%
Total net revenues	$163,202	$140,159	$23,043	16%

Gross profit	$52,850	$46,200	$6,650	14%
Gross margin percentage	32%	33%

Operating income	$40,389	$37,902	$2,487	7%
Net earnings from continuing operations	$22,678	$22,877	$(199)	(1)%

Diluted earnings from continuing operations per share	$1.69	$1.70

Our total net revenues increased $23.0 million primarily as a result of our acquisition of Fair Grounds and VSI (the “Louisiana Operations”). We acquired Fair Grounds and VSI in October 2004. Net revenues from Kentucky Operations also increased significantly as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted earnings from continuing operations per share included:

▪
Corporate expenses increased $2.2 million during the three months ended June 30, 2005 primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives and increased costs associated with the Customer Relationship Management ("CRM") initiative.

▪	Our effective tax rate rose from 40% to 44% resulting primarily from the non-deductibility of legislative initiative costs.

Return to Index

Consolidated Expenses

The following table is a summary of our consolidated expenses for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Purse expenses	$41,729	$37,881	$3,848	10%
Riverboat purse expenses	1,336	1,344	(8)	(1)%
Depreciation/amortization	5,974	3,878	2,096	54%
Other operating expenses	61,313	50,856	10,457	21%
SG&A expenses	12,461	8,298	4,163	50%
Total	$122,813	$102,257	$20,556	20%

Percent of revenue	75%	73%

Total expenses increased 20% during the three months ended June 30, 2005 primarily as a result of increased expenses of $16.1 million related to the acquisition of the Louisiana Operations. Corporate SG&A expenses also increased by $2.2 million as more fully described below in the discussion of expense variances by segment. Depreciation expense from Kentucky Operations increased $1.2 million as a result of additional depreciation expense related to the newly renovated Churchill Downs racetrack facility that was completed during the three months ended June 30, 2005. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Interest income	$76	$75	$1	1%
Interest expense	(390)	(204)	(186)	(91)%
Unrealized gain on derivative instruments	204	-	204	100%
Miscellaneous, net	80	502	(422)	(84)%
Other income (expense)	$(30)	$373	$(403)	(108)%

Provision for income taxes	$(17,681)	$(15,398)	$(2,283)	(15)%

Effective tax rate	44%	40%

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

▪	During the three months ended June 30, 2004, we recognized $0.3 million of miscellaneous income related to consideration for the extension of an option to purchase an interest in Hoosier Park.
▪
We recognized an unrealized gain on derivative instruments of $0.2 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

▪	Our year-to-date effective tax rate increased from 40% to 44% resulting from the non-deductibility of the legislative initiative costs.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Kentucky Operations	$79,978	$72,451	$7,527	10%
Arlington Park	25,095	24,774	321	1%
Calder Race Course	25,511	25,152	359	1%
Hoosier Park	11,603	11,236	367	3%
Louisiana Operations	14,820	-	14,820	100%
CDSN	25,523	26,132	(609)	(2)%
Total Racing Operations	182,530	159,745	22,785	14%
Other Investments	886	900	(14)	(2)%
Corporate	1,284	1,290	(6)	-
Eliminations	(21,498)	(21,776)	278	1%
Net revenues from continuing operations	$163,202	$140,159	$23,043	16%

Significant items affecting comparability of our revenues by segment include:

▪
Net revenues from Kentucky Operations increased as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby.

▪	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations which contributed $14.8 million to the overall increase in revenues.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Kentucky Operations	$45,113	$44,217	$896	2%
Arlington Park	24,365	22,930	1,435	6%
Calder Race Course	23,696	23,102	594	3%
Hoosier Park	11,525	11,104	421	4%
Louisiana Operations	16,069	-	16,069	100%
CDSN	19,340	19,867	(527)	(3)%
Total Racing Operations	$140,108	$121,220	$18,888	16%
Other Investments	784	786	(2)	-
Corporate	5,184	3,004	2,180	73%
Eliminations	(23,263)	(22,753)	(510)	(2)%
Total	$122,813	$102,257	$20,556	20%

Significant items affecting comparability of our expenses by segment include:

▪
Depreciation expense from Kentucky Operations increased $1.2 million as a result of additional depreciation expense related to the newly renovated Churchill Downs racetrack facility that was completed during the three months ended June 30, 2005.

▪	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $16.1 million to the overall increase in expenses.
▪
Corporate expenses increased during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives and increased costs associated with the CRM initiative.

Return to Index

Discontinued Operations

The following table presents earnings from discontinued operations for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Net revenues	$49,369	$49,476	$(107)	-
Operating expenses	38,553	37,748	805	2%
Gross profit	10,816	11,728	(912)	(8)%
Selling, general and administrative expenses	2,134	1,787	347	19%
Operating income	8,682	9,941	(1,259)	(13)%
Other income (expense):
Interest income	13	10	3	30%
Interest expense	(3,281)	(970)	(2,311)	(238)%
Miscellaneous, net	2	2	-	-
	(3,266)	(958)	(2,308)	(241)%

Earnings before provision for income taxes	5,416	8,983	(3,567)	40%
Provision for income taxes	(3,908)	(4,164)	256	6%
Net earnings	$1,508	$4,819	$(3,311)	(69)%

Significant items affecting comparability of earnings from discontinued operations include:

▪
SG&A expenses increased during the three months ended June 30, 2005 as we recognized higher development expenses in the current year related to the sale of the assets of Hollywood Park. During the three months ended June 30, 2004, we incurred development expenses related to the California alternative gaming initiative.

▪
Pursuant to the sale of the assets of Hollywood Park, we are required, under the existing debt agreements for the revolving loan facility and the variable rate senior notes, to use the proceeds to pay off the debt balances under these facilities unless amendments are made to the facilities that provide otherwise. As such, all interest expense related to these facilities has been allocated to discontinued operations for the three months ended June 30, 2005 and 2004. Interest expense increased as a result of additional borrowings for the acquisition of the Louisiana Operations as well as a higher interest rate environment.

Return to Index

Results Of Continuing Operations

The following table sets forth, for the six months ended June 30, 2005 and 2004, certain operating data:

	Six Months Ended June 30,		Change
( In thousands, except per share data and live race days)	2005	2004	$	%

Total pari-mutuel handle	$1,676,639	$1,400,894	$275,745	20%
Number of live race days	250	192	58	30%

Net pari-mutuel revenues	$139,983	$118,544	$21,439	18%
Riverboat subsidy	5,519	5,535	(16)	-
Other operating revenues	69,517	48,710	20,807	43%
Total net revenues	$215,019	$172,789	$42,230	24%

Gross profit	$47,741	$39,636	$8,105	20%
Gross margin percentage	22%	23%

Operating income	$22,359	$23,778	$(1,419)	(6)%
Net earnings from continuing operations	$12,820	$14,648	$(1,828)	(12)%

Diluted earnings from continuing operations per share	$0.95	$1.09

Our total net revenues increased $42.2 million primarily as a result of our acquisition of the Louisiana Operations. We acquired the Louisiana Operations in October 2004. Net revenues from Kentucky Operations also increased significantly as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby. The increased revenues from the Louisiana Operations were partially offset by reduced revenues at Arlington Park as a result of fewer days that Arlington Park was appointed host track in Illinois during the six months ended June 30, 2005 compared to the same period in 2004. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted earnings from continuing operations per share included:

▪	We incurred $3.0 million of expenses related to alternative gaming initiatives in Florida during the six months ended June 30, 2005.
▪
Corporate expenses increased $3.8 million during the six months ended June 30, 2005 primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with the CRM initiative.

▪	Our year-to-date effective tax rate rose from 40% to 44% resulting primarily from the non-deductibility of legislative initiative costs.

Return to Index

Consolidated Expenses

The following table is a summary of our consolidated expenses for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Purse expenses	$57,444	$47,244	$10,200	22%
Riverboat purse expenses	2,731	2,747	(16)	(1)%
Depreciation/amortization	10,387	7,712	2,675	35%
Other operating expenses	96,716	75,450	21,266	28%
SG&A expenses	25,382	15,858	9,524	60%
Total	$192,660	$149,011	$43,649	29%

Percent of revenue	90%	86%

Total expenses increased 29% during the six months ended June 30, 2005 primarily as a result of increased expenses of $38.0 million related to the impact of the acquisition of the Louisiana Operations. We also incurred $3.0 million of additional expenses related to legislative costs for alternative gaming (included in SG&A expenses) as mentioned above. Corporate SG&A expenses also increased by $3.8 million as more fully described below in the discussion of expense variances by segment. Depreciation expense from Kentucky Operations increased $1.2 million as a result of the additional depreciation expense related to the newly renovated Churchill Downs racetrack facility that was completed during the six months ended June 30, 2005. Lower purse expense of $2.2 million at Arlington Park, primarily as a result of fewer days that Arlington Park was appointed the host track in Illinois during the six months ended June 30, 2005 compared to the same period of 2004, partially offset these increases. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and the Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Interest income	$161	$191	$(30)	(16)%
Interest expense	(685)	(385)	(300)	(78)%
Unrealized gain on derivative instruments	410	-	401	100%
Miscellaneous, net	617	837	(220)	(26)%
Other income (expense)	$503	$643	$(140)	(22)%

Provision for income taxes	$(10,042)	$(9,773)	$(269)	(3)%

Effective tax rate	44%	40%

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

▪
We recognized an unrealized gain on derivative instruments of $0.4 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

▪	Our year-to-date effective tax rate increased from 40% to 44% resulting from the non-deductibility of the legislative initiative costs.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,	Change
(In thousands)	2005	2004	$	%

Kentucky Operations	$84,373	$77,184	$7,189	9%
Arlington Park	36,540	40,829	(4,289)	(11)%
Calder Race Course	27,421	26,951	470	2%
Hoosier Park	20,514	20,653	(139)	(1)%
Louisiana Operations	37,722	-	37,722	100%
CDSN	34,289	27,011	7,278	27%
Total Racing Operations	240,859	192,628	48,231	25%
Other Investments	1,023	1,083	(60)	(6)%
Corporate	1,677	1,568	109	7%
Eliminations	(28,540)	(22,490)	(6,050)	(27)%
Net revenues from continuing operations	$215,019	$172,789	$42,230	24%

Significant items affecting comparability of our revenues by segment include:

▪
During January and February, when there is no live racing in Illinois, the Illinois Racing Board ("IRB") designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 29 days during January 2005 compared to 52 days during portions of January and February of 2004, which resulted in reduced revenues of $4.4 million during the six months ended June 30, 2005 compared to the same period of 2004.

▪
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $37.7 million to the overall increase in revenues. Additionally, CDSN revenues and eliminations increased primarily as a result of the acquisition of the Louisiana Operations.

▪
Net revenues from Kentucky Operations also increased significantly as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Kentucky Operations	$57,918	$56,985	$933	2%
Arlington Park	39,035	39,874	(839)	(2)%
Calder Race Course	32,621	28,847	3,774	13%
Hoosier Park	20,440	20,145	295	1%
Louisiana Operations	38,049	-	38,049	100%
CDSN	25,972	20,880	5,092	24%
Total Racing Operations	$214,035	$166,731	$47,304	28%
Other Investments	1,211	1,220	(9)	(1)%
Corporate	9,134	5,362	3,772	70%
Eliminations	(31,720)	(24,302)	(7,418)	(31)%
Total	$192,660	$149,011	$43,649	29%

Return to Index

Significant items affecting comparability of our expenses by segment include:

▪	Arlington Park purse expenses decreased $2.2 million primarily as a result of fewer days that Arlington Park was appointed the host track in Illinois.
▪	Calder Race Course expenses increased $3.8 million primarily as a result of the alternative gaming initiatives in Florida.
▪
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which resulted in a $38.0 million increase in expenses. CDSN expenses and eliminations also increased primarily as a result of the acquisition of the Louisiana Operations.

▪
Corporate expenses increased during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with the CRM initiative.

Discontinued Operations

The following table presents earnings from discontinued operations for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Change
(In thousands)	2005	2004	$	%

Net revenues	$53,804	$54,575	$(771)	(1)%
Operating expenses	47,016	46,047	969	2%
Gross profit	6,788	8,528	(1,740)	(20)%
Selling, general and administrative expenses	3,355	3,305	50	2%
Operating income	3,433	5,223	(1,790)	(34)%
Other income (expense):
Interest income	14	10	4	40%
Interest expense	(5,633)	(2,173)	(3,460)	(159)%
Miscellaneous, net	2	3	(1)	(33)%
	(5,617)	(2,160)	(3,457)	(160)%

Earnings before provision for income taxes	(2,184)	3,063	(5,247)	(171)%
Provision for income taxes	(347)	(1,761)	1,414	80%
Net earnings	$(2,531)	$1,302	$(3,833)	(294)%

Significant items affecting comparability of earnings from discontinued operations include:

▪
Pursuant to the sale of the assets of Hollywood Park, we are required, under the existing debt agreements for the revolving loan facility and the variable rate senior notes, to use proceeds to pay off the debt balances under these facilities unless amendments are made to the facilities that provide otherwise. As such, all interest expense related to these facilities has been allocated to discontinued operations for the three months ended June 30, 2005 and 2004. Interest expense increased as a result of additional borrowings for the acquisition of the Louisiana Operations, as well as a higher interest rate environment.

Return to Index

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,	Change
(In thousands)	2005	2004	$	%

Total assets	$675,302	$641,958	$33,344	5%
Total liabilities	425,323	403,530	21,793	5%
Total shareholders' equity	249,979	238,428	11,551	5%

Significant items affecting comparability of our consolidated balance sheet include:

▪
Total assets increased primarily as a result of increases in plant and equipment of $23.9 million and assets held for sale of $22.4 million, partially offset by decreases in cash and cash equivalents of $11.9 million. Plant and equipment increased primarily due to capital expenditures related to the Churchill Downs racetrack facility renovation project referred to as the "Master Plan," the CRM initiative, the construction of Arlington Park's backstretch family housing facilities and new video poker machines at the Louisiana Operations. Assets held for sale increased primarily as a result of current cash flows generated by the operations of Hollywood Park, which were designated as future payments to horsemen. The decrease in cash and cash equivalents is primarily attributable to the use of excess cash generated by the collection of monies from the Personal Seat License Program and the winter racing meets to pay down long-term debt and fund capital expenditures.

▪
Total liabilities increased primarily as a result of increases in liabilities associated with assets held for sale of $18.0 million, accrued expenses and other liabilities of $11.1 million, accounts payable of $8.7 million and purses payable of $8.6 million, partially offset by decreases in deferred revenue of $18.7 million and dividends payable of $6.4 million. Liabilities associated with assets held for sale, accrued expenses and other liabilities, accounts payable and purses payable increased due to the incurrence of 2005 live racing expenses primarily for Churchill Downs, Hollywood Park, Arlington Park and Calder Race Course. Deferred revenue decreased primarily due to recognition of revenue for Jockey Club suite sales, corporate sponsor events, season boxes, membership sales and future wagering related to the 2005 Kentucky Derby and Kentucky Oaks race days. Dividends payable decreased as a result of the payment of 2004 dividends during the six months ended June 30, 2005.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

	Six months ended June 30,		Change
(In thousands)	2005	2004	$	%

Operating activities	$36,667	$41,045	$(4,378)	(11)%
Investing activities	(32,911)	(47,828)	14,917	31%
Financing activities	(9,994)	13,839	(23,833)	(172)%

Significant items affecting comparability of our liquidity and capital resources include:

▪	The decrease in operating activities is primarily the result of the decrease in net earnings.
▪
Capital expenditures decreased primarily as a result of reduced expenditures related to the Churchill Downs racetrack facility renovation project referred to as the "Master Plan" offset by increased expenditures associated with Churchill Downs’ Customer Relationship Management program, the construction of Arlington Park’s backstretch family housing facilities and the acquisition of new video poker machines at the Louisiana Operations.

▪
We repaid $47.5 million more on our revolving loan facility during the six months ended June 30, 2005 compared to the same period of 2004, which was partially offset by an additional #21.1 million in borrowings on our revolving loan facility. During the six months ended June 30, 2004, we borrowed on our revolving loan facility and used cash generated from operations primarily to fund capital expenditures related to the Master Plan.

Return to Index

Credit Facilities and Indebtedness

During April 2003, we refinanced our $250 million revolving loan facility to meet our needs for funding future working capital, capital improvements and potential future acquisitions. The refinancing included a new $200.0 million revolving line of credit through a syndicate of banks with a five-year term and $100.0 million in variable rate senior notes with a seven-year term, of which a total of $219.5 million was outstanding as of June 30, 2005. Both debt facilities are collateralized by substantially all of our assets. Prior to the amendment, discussed below, the interest rate on the revolving line of credit was based upon LIBOR plus a spread of 125 to 225 basis points, determined by certain Company financial ratios. Prior to the amendment, discussed below, the interest rate on our senior notes was equal to LIBOR plus 155 basis points. These notes require interest only payments during their term with principal due at maturity. Both debt facilities contain financial and other covenant requirements, including specific fixed charge, leverage ratios and maximum levels of net worth.

During October 2004, we amended certain financial covenant requirements for both facilities in connection with the acquisition of the assets of Fair Grounds and related transactions to allow for the increased leverage from this transaction and the anticipated investments in this operation. Under terms of the amendments, the interest rate on the $200.0 million revolving line of credit is based upon LIBOR plus a spread of 125 to 300 additional basis points, and the $100.0 million senior notes will bear interest based on LIBOR plus a spread of 155 to 280 basis points beginning in the fourth quarter of 2004, both of which are determined by the Company meeting certain financial requirements. Also under terms of the amendments, the assets acquired were added as additional collateral for both debt facilities. Management believes cash flows from operations and borrowings under our current financing facility will be sufficient to fund our cash requirements for the next twelve months.

Pursuant to the sale of the assets of Hollywood Park, we are required under the existing debt agreements for both debt facilities, to use the proceeds to pay off the debt balances under these facilities. At the closing of the sale of the assets of Hollywood Park, we anticipate using the proceeds to pay off the debt balances. In the event we decide to use the proceeds for other purposes, we would be required to amend the debt facilities.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") to replace SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Under this method, as a result of Staff Accounting Bulletin No. 107, "Share-Based Payment," compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and 2) the future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. We have recently terminated our stock option plans and adopted a restricted stock plan. As a result, no stock options were granted during the six months ended June 30, 2005, and we have no current intentions of granting stock options during the year ended December 31, 2005. Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 of our Condensed Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense. Management has not yet selected the method of adoption, determined whether the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations and earnings per share or determined whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1 of our Condensed Consolidated Financial Statements.

Return to Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, we had $219.5 million of total debt outstanding under our revolving credit facility and senior note facility, which bear interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $2.2 million.

In order to mitigate a portion of the market risk associated with our variable rate debt, we entered into interest rate swap contracts with major financial institutions. Under terms of the contracts we received a LIBOR based variable interest rate and pay a fixed interest rate on notional amounts totaling $100.0 million. Assuming at June 30, 2005, notional amounts under the interest rate swap contracts remain constant, a one percentage point increase in the LIBOR rate would increase annual pre-tax earnings and cash flows by $1.0 million.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the "Note") to eliminate our ability to pay the Note at maturity with shares of our common stock. We will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, we must pay the principal balance and unpaid accrued interest in cash. As such, the Note is a short forward contract on common stock of the Company that includes each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.

The fair market value of the aforementioned derivative financial instruments were recorded separately and marked to fair market value on December 31, 2004 and as of March 7, 2005 as follows (in thousands):

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)
Short call option	(11,410)	(11,233)	177
Net derivative financial instrument	$(7,997)	$(7,825)	$172

The fair market value of the Note and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options. The fair market value of these financial instruments generally fluctuates inversely to the fluctuation of the fair market value of our common stock. Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are both being amortized into earnings on a straight-line basis over the remaining term of the Note. We recorded unrealized gains on derivative instruments in the amount of $0.4 million during the six months ended June 30, 2005. Due to the amendment discussed above, we are not exposed to future market risk relative to these financial instruments.

Return to Index

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are not effective because of the following material weakness in internal control over financial reporting:

▪
Third Party Service Organizations. As of June 30, 2005, we did not maintain effective control over the effectiveness of controls at two third-party service organizations. The service organizations process all pari-mutuel wagering activity for us. Such processes are considered part of our internal control over financial reporting specifically as to the existence and completeness of pari-mutuel wagering revenues. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organizations. Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organizations represents a control deficiency. This control deficiency did not result in a misstatement to our historical consolidated financial statements; however, it could result in a misstatement of pari-mutuel wagering revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

(b)	Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of our CEO and CFO, changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2005.   There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant’s 2005 Annual Meeting of Shareholders was held on June 16, 2005. Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition of the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class III Director	Votes For	Votes Withheld
Robert L. Fealy	10,503,699	1,076,409
Daniel P. Harrington	11,399,876	180,232
Carl F. Pollard	11,417,693	162,415
Darrell R. Wells	11,357,631	222,476

A proposal (Proposal No. 2) to approve an amendment to the Company’s Articles of Incorporation to add a provision concerning the right of the Company to redeem the shares of certain shareholders if required to comply with regulatory matters was approved by a vote of the majority of the shares of the registrant’s common stock entitled to vote on the amendment: 8,199,637 shares were voted in favor of the proposal; 569,368 shares were voted against; 2,779,934 shares were broker non-votes; and 31,169 shares abstained.

A proposal (Proposal No. 3) to approve amendments to the 2005 Churchill Downs Incorporated Deferred Compensation Plan concerning investments in the Company's shares by directors was approved by a vote of the majority of the shares of the registrant's common stock voting on the proposal: 8,387,479 shares were voted in favor of the proposal; 360,247 shares were voted against; 2,779,934 shares were broker non-votes; and 52,448 shares abstained.

A proposal (Proposal No. 4) to approve the materials terms of the performance goals established by the Compensation Committee of the Board of Directors for the payment of compensation to Thomas H. Meeker under the 1997 Incentive Compensation Plan was approved by a vote of the majority of the shares of the registrant's common stock voting on the proposal: 8,385,706 shares were voted in favor of the proposal; 355,293 shares were voted against; 2,779,934 were broker non-votes; and 59,175 shares abstained.

A proposal (Proposal No. 5) to approve the minutes of the 2004 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant's common stock voting on the proposal: 10,773,757 shares were voted in favor of the proposal; 766,030 shares were voted against; and 40,320 shares abstained.

The total number of shares of common stock outstanding as of April 20, 2005, the record date of the Annual Meeting of Shareholders, was 12,928,411.

Return to Index

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See exhibit index.

Return to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 9, 2005	/s/ Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

August 9, 2005	/s/ Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Report on Form 8-K/A dated July 6, 2005

10.1	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended	Exhibit 10.1 to Report on Form 8-K dated June 15, 2005

10.2	Employment Agreement, effective as of July 5, 2005; by and between Churchill Downs Incorporated and William C. Carstanjen	Exhibit 10.2 to Report on Form 8-K dated June 15, 2005

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2005

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2005

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2005