Form 10-Q
period 2005-09-30
CHURCHILL DOWNS INC
filed 2005-11-08
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No X

The number of shares outstanding of registrant's common stock at November 2, 2005 was 13,038,601 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2005

	Part I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, September 30, 2005 and December 31, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss) for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

	Part II - OTHER INFORMATION

Item 1.	Legal Proceedings (Not Applicable)	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Not Applicable)	37

Item 3.	Defaults Upon Senior Securities (Not Applicable)	37

Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)	37

Item 5.	Other Information (Not Applicable)	37

Item 6.	Exhibits	37

Signatures		38

Exhibit Index		39

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,244	$24,968
Restricted cash	16,097	7,267
Accounts receivable, net of allowance for doubtful accounts of $1,031 at September 30, 2005 and $881 at December 31, 2004	31,444	45,229
Deferred income taxes	2,274	3,940
Other current assets	5,907	3,589
Assets held for sale	-	142,445
Total current assets	93,966	227,438
Other assets	14,095	17,105
Plant and equipment, net	348,790	324,738
Goodwill	53,528	53,528
Other intangible assets, net	18,395	19,149
Total assets	$528,774	$641,958
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,580	$30,749
Purses payable	14,397	8,464
Accrued expenses and other liabilities	44,227	31,739
Dividends payable	-	6,430
Income taxes payable	40,836	96
Deferred revenue	8,387	25,880
Liabilities associated with assets held for sale	-	9,221
Total current liabilities	138,427	112,579
Long-term debt	18,086	242,770
Other liabilities	21,544	20,424
Deferred revenue	18,792	19,071
Deferred income taxes	8,318	8,686
Total liabilities	205,167	403,530
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued 13,011 shares September 30, 2005 and 12,904 shares December 31, 2004	117,824	114,930
Retained earnings	207,537	125,613
Unearned stock compensation	(1,754)	(1,935)
Accumulated other comprehensive (loss)	-	(180)
Total shareholders’ equity	323,607	238,428
Total liabilities and shareholders’ equity	$528,774	$641,958

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
AND COMPREHENSIVE EARNINGS (LOSS)
for the three and nine months ended September 30, 2005 and 2004
(Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$112,016	$102,536	$327,035	$275,325
Operating expenses	96,677	83,878	263,955	217,031
Gross profit	15,339	18,658	63,080	58,294
Selling, general and administrative expenses	9,274	10,771	34,656	26,629
Asset impairment loss	-	4,363	-	4,363
Intangible impairment loss	-	1,839	-	1,839
Operating income	6,065	1,685	28,424	25,463
Other income (expense):
Interest income	135	98	296	289
Interest expense	(265)	(100)	(950)	(485)
Unrealized gain on derivative instruments	204	-	614	-
Miscellaneous, net	713	299	1,330	1,136
	787	297	1,290	940
Earnings from continuing operations before provision for income taxes	6,852	1,982	29,714	26,403
Provision for income taxes	(3,010)	(2,378)	(13,052)	(12,151)
Net earnings (loss) from continuing operations	3,842	(396)	16,662	14,252
Discontinued operations, net of income taxes:
Loss from operations	(2,124)	(3,444)	(4,655)	(2,143)
Gain on sale of assets	69,917	-	69,917	-
Net earnings (loss)	$71,635	($3,840)	$81,924	$12,109
Other comprehensive loss, net of income taxes:
Change in fair value of cash flow hedges	(215)	(844)	180	(234)
Comprehensive earnings (loss)	$71,420	$(4,684)	$82,104	$11,875
Net earnings (loss) per common share data:
Basic
Net earnings (loss) from continuing operations	$0.29	$(0.03)	$1.25	$1.07
Discontinued operations	5.07	(0.26)	4.89	(0.16)
Net earnings (loss)	$5.36	$(0.29)	$6.14	$0.91
Diluted
Net earnings (loss) from continuing operations	$0.28	$(0.03)	$1.23	$1.06
Discontinued operations	5.02	(0.26)	4.84	(0.16)
Net earnings (loss)	$5.30	$(0.29)	$6.07	$0.90
Weighted average shares outstanding:
Basic	12,913	13,310	12,893	13,285
Diluted	13,511	13,310	13,507	13,467

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30,
(Unaudited) (in thousands)
	2005	2004
Cash flows from operating activities:
Net earnings	$81,924	$12,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,883	16,245
Unrealized gain on derivative instruments	(614)	-
Gain on sale of assets of Hollywood Park	(112,370)	-
Asset impairment	-	4,363
Intangible impairment	-	1,839
Other	870	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of assets and liabilities sold:
Restricted cash	(5,477)	(3,432)
Accounts receivable	1,869	(5,118)
Other current assets	(2,576)	(5,616)
Accounts payable	(1,298)	123
Purses payable	5,933	6,294
Accrued expenses and other liabilities	1,630	5,744
Income taxes payable	40,740	2,305
Deferred revenue	(2,949)	6,744
Other assets and liabilities	5,943	(329)
Net cash provided by operating activities	32,508	41,271
Cash flows from investing activities:
Additions to plant and equipment, net	(40,591)	(63,562)
Net cash proceeds from sale of assets of Hollywood Park	248,323	-
Net cash provided by (used in) investing activities	207,732	(63,562)
Cash flows from financing activities:
Borrowings on bank line of credit	445,202	318,403
Repayments of bank line of credit	(570,202)	(290,072)
Repayments of Senior Notes	(100,000)	-
Repayments of long-term debt	-	(1,618)
Change in book overdraft	(901)	(2,826)
Payment of dividends	(6,430)	(6,625)
Common stock issued	2,623	1,958
Net cash (used in) provided by financing activities	(229,708)	19,220
Net increase (decrease) in cash and cash equivalents	10,532	(3,071)
Cash and cash equivalents, beginning of period	27,712	16,440
Cash and cash equivalents, end of period	38,244	13,369
Cash and cash equivalents included in assets held for sale	-	(2,217)
Cash and cash equivalents in continuing operations	$38,244	$11,152

Cash paid during the period for:
Interest	10,082	5,037
Income taxes	12,678	12,928
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	2,621	2,934
Issuance of common stock in connection with restricted stock plan	277	-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

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

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments considered necessary for a fair statement of this information have been made and all such adjustments are of a normal recurring nature.

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

Long-Lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. In addition, goodwill is otherwise tested for impairment on an annual basis in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2005, and no adjustment to the carrying value of goodwill and indefinite-lived intangible assets was required.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," ("SFAS No. 123") the Company’s net earnings and net earnings per common share for the three and nine months ended September 30, 2005 and 2004 would approximate the pro forma amounts presented below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$71,635	$(3,840)	$81,924	$12,109
Add: Stock based compensation expense included in reported net earnings (loss), net of tax benefit	63	-	178	-
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(180)	(328)	(815)	(1,198)
Pro forma net earnings (loss)	$71,518	$(4,168)	$81,287	$10,911

Pro forma net earnings (loss) per common share:
Basic	$5.35	$(0.31)	$6.09	$0.82
Diluted	$5.29	$(0.31)	$6.02	$0.81

The Company anticipates making awards in the future under stock-based compensation plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operations

Sale of Assets of Hollywood Park

On September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California (“Hollywood Park”), to Hollywood Park Land Company, LLC (the “Purchaser”) pursuant to the Asset Purchase Agreement (the “Purchase Agreement”) dated July 6, 2005. Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack, which includes land, buildings, improvements and equipment, and the building in which the Hollywood Park Casino is operated and related fixtures for a purchase price of $257.5 million cash (the “Assets”), and, in addition, the Purchaser agreed to assume certain liabilities of CDCC related to the Assets, subject to certain adjustments contained in the Purchase Agreement as described below. The actual cash proceeds received by CDCC on September 23, 2005, including the amounts applied to pay off indebtedness, was $254.6 million after the adjustments described below, which excludes transaction costs of $5.4 million and cash sold of $857.1 thousand.

In connection with the closing of the transactions contemplated by the Purchase Agreement, as amended, between CDCC and Bay Meadows Land Company, LLC (“Bay Meadows”), CDCC and the Purchaser, the assignee of Bay Meadows, entered into a letter agreement (the “Letter Agreement”) modifying the Purchase Agreement between CDCC and Bay Meadows. Pursuant to the Letter Agreement, the parties agreed at closing of the Purchase Agreement to reduce the purchase price of the assets acquired by the Purchaser by $2.5 million to address environmental remediation issues and to provide a working capital adjustment in favor of the Purchaser in the amount of $2.5 million. In addition, as of the closing, the parties agreed that CDCC would retain certain immaterial liabilities and certain simulcast receivables and payables.

Use of Proceeds

The Company used a portion of the cash proceeds from the sale to pay off outstanding principal and interest of approximately $229.0 million under its revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010 (the “Senior Notes”). The remaining cash proceeds will be used to pay income taxes generated by the gain on the sale of assets during the fourth quarter. In connection with the pay-off of the Senior Notes, approximately $646.2 thousand of deferred finance costs were written off against interest expense that is included in discontinued operations. The Company also terminated its interest rate swap contracts resulting in a net gain on termination of approximately $981.5 thousand, which is also included in interest expense within discontinued operations. Amounts included in accumulated other comprehensive income related to the derivatives were also reclassified to current earnings from discontinued operations.

Agreement of Indemnity - Multi-employer Retirement Plans

In connection with the sale, the Company transferred its obligations as a member in various noncontributory defined benefit multi-employer retirement plans, which are administered primarily by unions, to the Purchaser. Under the terms of an indemnity agreement included in the Purchase Agreement, in the event the Purchaser withdraws in a complete or partial withdrawal from any of the multi-employer retirement plans due to a cessation of the Hollywood Park Racetrack business on or before the last day of the fifth plan year beginning immediately after the close of the sale, the Company agreed to indemnify and hold the Purchaser harmless from and against any withdrawal liability incurred by the Purchaser in connection with such complete or partial withdrawal, provided that the aggregate amount of such withdrawal liability shall not exceed the amount of the withdrawal liability that would have been incurred by the Company if the Company had completely withdrawn from the applicable plans on the date of the closing of the sale. Because management has determined, as of September 30, 2005, it is probable that the Hollywood Park Racetrack business will cease on or before the last day of the fifth plan year beginning immediately after the closing of the sale, therefore the Company has recognized a liability of $5.6 million against the gain on the sale of assets equal to an estimate of the total withdrawal liability as of the date of the closing of the sale as calculated using actuarial assumptions in accordance with applicable plan provisions and the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the Assets has been accounted for as discontinued operations. Accordingly, the results of operations of the Assets for all periods presented and the gain on the sale have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statement of Net Earnings (Loss). Set forth below is a summary of the results of operations of the Assets sold for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$16,313	$17,147	$70,117	$71,722
Operating expenses	16,577	17,468	63,593	63,515
Gross (loss) profit	(264)	(321)	6,524	8,207
Selling, general and administrative expenses	(108)	2,478	3,247	5,783
Operating income (loss)	(156)	(2,799)	3,277	2,424
Other income (expense):
Interest income	6	4	20	14
Interest expense	(3,173)	(1,426)	(8,806)	(3,599)
Miscellaneous, net	1	-	3	3
Other income (expense)	(3,166)	(1,422)	(8,783)	(3,582)
Loss before provision for income taxes	(3,322)	(4,221)	(5,506)	(1,158)
Benefit (provision) for income taxes	1,198	777	851	(985)
Loss from operations	(2,124)	(3,444)	(4,655)	(2,143)
Gain on sale of assets, net of income taxes	69,917	-	69,917	-
Net earnings (loss)	$67,793	$(3,444)	$65,262	$(2,143)

Set forth below is a summary of the net assets held for sale as of December 31, 2004 (in thousands):

December 31, 2004
Current assets:
Cash and cash equivalents	$2,744
Accounts receivable	5,294
Other current assets	501
Plant and equipment, net	133,906
Assets held for sale	142,445
Current liabilities:
Accounts payable	3,388
Accrued expenses	5,772
Deferred revenue	61
Liabilities associated with assets held for sale	9,221
Net assets held for sale	$133,224

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (“New Orleans”). The Company’s Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc., the exclusive operator of more than 700 video poker machines, closed as a result of this disaster. On October 26, 2005, five OTBs, including four that offer video poker, reopened to the public. Also, on September 13, 2005, the Company reached an agreement with Harrah’s Bossier City Investment Company, L.L.C., d/b/a Harrah’s Louisiana Downs, for a shortened Fair Grounds race meet from November 19, 2005 through January 22, 2006, for a total of 37 race dates. Under the agreement, the 37 race dates will be conducted at Harrah’s Louisiana Downs in Bossier City, Louisiana. The agreement is subject to the fulfillment of certain conditions. Due to the fact that Hurricane Katrina had a significant impact on New Orleans, the Company is currently evaluating if or when the remaining portion of its Louisiana Operations will recommence.

The Company anticipates that it is likely that a significant portion of the assets of its Louisiana Operations has suffered damages from Hurricane Katrina. The Company carries property and casualty insurance as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. As of September 30, 2005, the Company has received $4.0 million in insurance proceeds in advance, which has been classified as restricted cash in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005. Approximately $1.4 million of the proceeds was recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by Hurricane Katrina that were actually incurred through September 30, 2005, that management determined are probable of recovery under an existing business interruption insurance policy. The remaining $2.6 million of proceeds has been recorded as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005 until such time that management identifies additional future business interruption or property and casualty losses that are deemed probable of recovery under existing insurance policies. The Company has not yet determined the ultimate impact that Hurricane Katrina will have on its results of operations. However, under existing policies, the Company is required to pay a $500.0 thousand deductible related to any recoveries for damages.

4.	Borrowing Arrangements

Amended and Restated Credit Agreement

On September 23, 2005, the Company entered into an Amended and Restated Credit Agreement (the "Agreement").  The Guarantors under the Agreement are a majority of the Company’s wholly-owned subsidiaries. The Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003.  The Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit subfacility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million). The facility terminates on September 23, 2010.  Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

Generally, borrowings made pursuant to the Agreement bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.75% to 1.50% depending on certain Company financial ratios.  In addition, under the Agreement, the Company agreed to pay a commitment fee at rates that range from 0.15% to 0.375% of the available aggregate commitment, depending on the Company's leverage ratio.

The Agreement contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth.

Convertible Notes Payable

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the "Note"), to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million. A discount of $4.2 million, representing the difference between the notional amount and the fair market value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on December 31, 2004 and March 7, 2005, in the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)
Short call option	(11,410)	(11,233)	177
Net derivative financial instrument	$(7,997)	$(7,825)	$172

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005, against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains on derivative instruments in the amounts of $204 thousand and $614 thousand during the three and nine months ended September 30, 2005, respectively, which includes $204 thousand and $442 thousand of amortization during the three and nine months ended September 30, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings (loss) per common share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings (loss) from continuing operations	$3,842	$(396)	$16,662	$14,252
Net earnings from continuing operations allocated to participating securities	(130)	-	(565)	-
Numerator for basic earnings (loss) from continuing operations per common share	$3,712	$(396)	$16,097	$14,252

Numerator for basic earnings (loss) per common share:
Net earnings (loss)	$71,635	$(3,840)	$81,924	$12,109
Net earnings allocated to participating securities	(2,426)	-	(2,779)	-
Numerator for basic earnings (loss) per common share	$69,209	$(3,840)	$79,145	$12,109

Numerator for diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$3,842	$(396)	$16,662	$14,252
Discontinued operations, net of income taxes	67,793	(3,444)	65,262	(2,143)
Net earnings (loss)	$71,635	$(3,840)	$81,924	$12,109

Denominator for earnings (loss) per common share:
Basic	12,913	13,310	12,893	13,285
Plus dilutive effect of stock options	145	-	161	182
Plus dilutive effect of convertible note	453	-	453	-
Diluted	13,511	13,310	13,507	13,467

Earnings (loss) per common share:
Basic
Earnings (loss) from continuing operations	$0.29	$(0.03)	$1.25	$1.07
Discontinued operations	5.07	(0.26)	4.89	(0.16)
Net earnings (loss)	$5.36	$(0.29)	$6.14	$0.91

Diluted
Earnings (loss) from continuing operations	$0.28	$(0.03)	$1.23	$1.06
Discontinued operations	5.02	(0.26)	4.84	(0.16)
Net earnings (loss)	$5.30	$(0.29)	$6.07	$0.90

Options to purchase 28 thousand and 131 thousand shares for the nine months ended September 30, 2005 and 2004, respectively, and options to purchase 38 thousand shares for the three months ended September 30, 2005, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 173 thousand shares were excluded from computation of earnings per common share assuming dilution for the three months ended September 30, 2004, because their effect was antidilutive due to the net loss during the third quarter of 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Segement Information

The Company has determined that it currently operates in the following 7 segments: (1) Kentucky Operations, including Churchill Downs racetrack and its on-site simulcast facility and Ellis Park racetrack and its on-site simulcast facility; (2) Calder Race Course; (3) Arlington Park and its 8 OTBs; (4) Hoosier Park racetrack and its on-site simulcast facility and its 3 OTBs; (5) Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc.; (6) Churchill Downs Simulcast Network ("CDSN"), the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions and the Company’s various equity interests, which are not material. Financial information about the Company’s reported segments in the tables below has been updated to reflect discontinued operations as a result of the sale of the assets of Hollywood Park by CDCC as discussed in Note 2. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about reported segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues from external customers:
Kentucky Operations	$13,834	$14,648	$83,455	$76,575
Arlington Park	33,465	32,615	67,382	71,280
Calder Race Course	28,593	26,585	53,023	50,270
Hoosier Park	9,700	10,062	30,138	30,665
Louisiana Operations	7,462	-	38,849	-
CDSN	18,090	18,035	52,379	45,046
Total racing operations	111,144	101,945	325,226	273,836
Other investments	663	637	869	875
Corporate	343	65	1,495	1,089
Net revenues from continuing operations	112,150	102,647	327,590	275,800
Discontinued operations	16,179	17,036	69,562	71,247
	$128,329	$119,683	$397,152	$347,047
Inter-company net revenues:
Kentucky Operations	$4,453	$4,593	$19,205	$19,850
Arlington Park	6,145	6,007	8,768	8,171
Calder Race Course	3,683	3,613	6,674	6,879
Hoosier Park	31	36	107	86
Louisiana Operations	-	-	6,335	-
Total racing operations	14,312	14,249	41,089	34,986
Other investments	571	681	1,388	1,526
Corporate	206	214	731	758
Eliminations	(15,223)	(15,255)	(43,763)	(37,745)
	(134)	(111)	(555)	(475)
Discontinued operations	134	111	555	475
	$-	$-	$-	$-
Segment EBITDA and net earnings:
Kentucky Operations	$(4,136)	$(9,008)	$27,440	$15,148
Arlington Park	9,115	9,933	9,554	13,255
Calder Race Course	5,532	1,670	2,809	2,373
Hoosier Park	(57)	174	767	1,341
Louisiana Operations	(1,081)	-	756	-
CDSN	4,486	4,224	12,803	10,356
Total racing operations	13,859	6,993	54,129	42,473
Other investments	1,139	952	1,689	1,599
Corporate	(2,696)	(2,130)	(9,743)	(5,924)
Total	12,302	5,815	46,075	38,148
Eliminations	-	-	-	(6)
Depreciation and amortization	(5,320)	(3,831)	(15,707)	(11,543)
Interest income (expense), net	(130)	(2)	(654)	(196)
Provision for income taxes	(3,010)	(2,378)	(13,052)	(12,151)
Net earnings (loss) from continuing operations	3,842	(396)	16,662	14,252
Discontinued operations, net of income taxes	67,793	(3,444)	65,262	(2,143)
Net earnings (loss)	$71,635	$(3,840)	$81,924	$12,109

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents total asset information about reported segments (in thousands):

	September 30, 2005	December 31, 2004
Total assets:
Kentucky Operations	$592,434	$572,039
Arlington Park	91,072	83,047
Calder Race Course	87,804	89,393
Hollywood Park	95,916	2,589
Hoosier Park	38,854	33,073
Louisiana Operations	75,161	74,971
CDSN	11,018	11,018
Other investments	136,151	114,945
Assets held for sale	-	142,445
	1,128,410	1,123,520
Eliminations	(599,636)	(481,562)
	$528,774	$641,958

	Nine Months Ended September 30,
	2005	2004
Capital expenditures, net:
Kentucky Operations	$27,096	$54,875
Hollywood Park	2,161	3,509
Calder Race Course	1,688	2,656
Arlington Park	4,800	2,013
Hoosier Park	392	502
Louisiana Operations	4,337	-
Other Investments	117	7
	$40,591	$63,562

As of September 30, 2005, assets of Hollywood Park primarily include an intercompany receivable related to net cash proceeds on the sale of the Assets that were received by Churchill Downs, Incorporated on behalf of Hollywood Park. The intercompany receivable has been eliminated in consolidation, resulting in no impact on the consolidated financial position or the consolidated results of operations of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") to replace SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Under this method, as a result of Staff Accounting Bulletin No. 107, "Share-Based Payment," compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and 2) the future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. During the fourth quarter of 2004, we terminated our stock option plans and adopted a restricted stock plan. As a result, no stock options were granted during the nine months ended September 30, 2005, and we have no current intentions of granting stock options during the year ended December 31, 2005. Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 of our Condensed Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense. Management has determined that the adoption of SFAS No. 123(R) will not have a material impact on the Company’s consolidated results of operations and earnings per share.

8.	Subsequent Events - Natural Disasters

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida. Calder Race Course sustained damage to its clubhouse facility and parts of its stable area. Calder Race Course also lost power during the storm and closed as a result. On October 29, 2005, Calder Race Course reopened for simulcast wagering. On October 30, 2005, Calder Race Course reopened for a reduced number of live turf races. The Company resumed a full card of normal live racing on November 3, 2005.

The Company anticipates that it is likely that a significant portion of the assets of Calder Race Course has suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. The Company has not yet determined the ultimate impact that Hurricane Wilma will have on its results of operations. However, under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park racetrack and its on-site simulcast facility.  Ellis Park sustained damage to its stable area as well as several other buildings at the racetrack.  Ellis Park also lost power during the storm and closed as a result.  The Company has not yet determined when Ellis Park will recommence.  The Company carries property and casualty insurance as well as business interruption insurance.  The Company has not yet determined the ultimate impact that the tornado will have on its results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with Customer Relationship Management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; any business disruption associated with our facility renovations; the loss of our totalisator companies or their inability to provide assurance on the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma, on our operations and the extent of our property and business interruption insurance coverage for any related losses; any business disruption associated with a natural disaster and/or its aftermath; and the volatility of our stock price.

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

We operate Churchill Downs Racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as "Kentucky Operations"). We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida. During October 2004, we purchased the assets of Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services, Inc. ("VSI"), the owner and operator of more than 700 video poker machines in Louisiana. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at 23 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our six racetracks.

The Churchill Downs Simulcast Network ("CDSN") provides the principal oversight of interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

Sale of Assets of Hollywood Park

On September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California (“Hollywood Park”), to Hollywood Park Land Company, LLC (the “Purchaser”) pursuant to the Asset Purchase Agreement (the “Purchase Agreement”) dated July 6, 2005. Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack, which includes land, buildings, improvements and equipment, and the building in which the Hollywood Park Casino is operated and related fixtures for a purchase price of $257.5 million cash (the “Assets”), and, in addition, the Purchaser agreed to assume certain liabilities of CDCC related to the Assets, subject to certain adjustments contained in the Purchase Agreement as described below. The actual cash proceeds received by CDCC on September 23, 2005, including the amounts applied to pay off indebtedness, was $254.6 million after the adjustments described below, which excludes transaction costs of $5.4 million and cash sold of $857.1 thousand.

In connection with the closing of the transactions contemplated by the Purchase Agreement, as amended, between CDCC and Bay Meadows Land Company, LLC (“Bay Meadows”), CDCC and the Purchaser, the assignee of Bay Meadows, entered into a letter agreement (the “Letter Agreement”) modifying the Purchase Agreement between CDCC and Bay Meadows. Pursuant to the Letter Agreement, the parties agreed at closing of the Purchase Agreement to reduce the purchase price of the assets acquired by the Purchaser by $2.5 million to address environmental remediation issues and to provide a working capital adjustment in favor of the Purchaser in the amount of $2.5 million. In addition, as of the closing, the parties agreed that CDCC would retain certain immaterial liabilities and certain simulcast receivables and payables.

Also, in connection with the closing of the transactions contemplated by the Purchase Agreement, Bay Meadows, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, L.P., Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP, Stockbridge HP Holdings Company, LLC and Churchill Downs Investment Company entered into a reinvestment agreement (the “Reinvestment Agreement”). Pursuant to the Reinvestment Agreement, Churchill Downs Investment Company, a wholly-owned subsidiary of the Company, will have the option to reinvest in the Hollywood Park Racetrack business, in the event of certain triggering events which would allow the Hollywood Park Racetrack business to engage in electronic gaming, or other significant gaming and/or subsidies not currently authorized.

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (“New Orleans”). Our Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc., the exclusive operator of more than 700 video poker machines, closed as a result of this disaster. On October 26, 2005, five OTBs, including four that offer video poker, reopened to the public. Also, on September 13, 2005, we reached an agreement with Harrah’s Bossier City Investment Company, L.L.C., d/b/a Harrah’s Louisiana Downs, for a shortened Fair Grounds race meet from November 19, 2005 through January 22, 2006, for a total of 37 race dates. Under the agreement, the 37 race dates will be conducted at Harrah’s Louisiana Downs in Bossier City, Louisiana. The agreement is subject to the fulfillment of certain conditions. Due to the fact that Hurricane Katrina had a significant impact on New Orleans, the Company is currently evaluating if or when the remaining portion of its Louisiana Operations will recommence.

We anticipate that it is likely that a significant portion of the assets of our Louisiana Operations has suffered damages from Hurricane Katrina. We carry property and casualty insurance as well as business interruption insurance. We are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses. As of September 30, 2005, we have received $4.0 million in insurance proceeds in advance, which has been classified as restricted cash in our Condensed Consolidated Balance Sheet as of September 30, 2005. Approximately $1.4 million of the proceeds was recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by Hurricane Katrina that were actually incurred through September 30, 2005, that management determined are probable of recovery under an existing business interruption insurance policy. The remaining $2.6 million of proceeds has been recorded as a current liability in our Condensed Consolidated Balance Sheet as of September 30, 2005 until such time that management identifies additional future business interruption or property and casualty losses that are deemed probable of recovery under existing insurance policies. We have not yet determined the ultimate impact that Hurricane Katrina will have on our results of operations. However, under existing policies, we are required to pay a $500.0 thousand deductible related to any recoveries for damages.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida. Calder Race Course sustained damage to its clubhouse facility and parts of its stable area. Calder Race Course also lost power during the storm and closed as a result. On October 29, 2005, Calder Race Course reopened for simulcast wagering. On October 30, 2005, Calder Race Course reopened for a reduced number of live turf races. We resumed a full card of normal live racing on November 3, 2005.

We anticipate that it is likely that a significant portion of the assets of Calder Race Course has suffered damages from Hurricane Wilma. We carry property and casualty insurance as well as business interruption insurance. We are currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. We have not yet determined the ultimate impact that Hurricane Wilma will have on our results of operations. However, under existing policies, we are required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park racetrack and its on-site simulcast facility.  Ellis Park sustained damage to its stable area as well as several other buildings at the racetrack.  Ellis Park also lost power during the storm and closed as a result.  We have not yet determined when Ellis Park will recommence.  We carry property and casualty insurance as well as business interruption insurance.  We have not yet determined the ultimate impact that the tornado will have on our results of operations.

Legislative and Regulatory Developments

Federal

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO’s appellate body did not rule on whether an exception was created, but recommended that the WTO’s Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States has until April 3, 2006 to bring its policies in line with the ruling, assuming it believes any changes are necessary. The effect of this ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing is unclear. The National Thoroughbred Racing Association, on behalf of its members, including Churchill Downs Incorporated, is currently in discussions with the U.S. Trade Representative on various alternatives the United States may choose to take both administratively and legislatively in the wake of the appellate ruling.

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator", as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. In the event these in-home wagering providers are determined to be operators and the activities engaged in by such persons are determined to be unlawful gambling under SEA 92, or such providers decide to cease operations in Indiana due to legal uncertainty, as is the case with TVG, one of our major in-home providers in Indiana, the distribution of our products through in-home wagering in Indiana could cease or be seriously curtailed, which could have a material, adverse impact on our results of operations.

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

Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. During the 2005 session of the Florida legislature, which ended in May 2005, the Broward and Miami-Dade pari-mutuel operators tried unsuccessfully to pass enabling legislation authorizing slot machine gaming at Broward pari-mutuel facilities. Amendment 4 mandated that such legislation be passed by the state legislature no later than July 1, 2005. Broward County's four pari-mutuel operators then filed suit in Broward Circuit Court seeking a ruling that slot machine gaming could proceed at their facilities after July 1 without legislative approval. On June 21, 2005, the Broward Circuit Court ruled that the Broward pari-mutuel operators have a constitutional right to install slot machines despite the legislature's lack of action, but the Circuit Judge's ruling was quickly appealed by the Broward State Attorney to the Fourth District Court of Appeals. Further action on slot machine gaming in Broward County was stayed pending the outcome of the State's appeal. In an opinion rendered on September 28, 2005, the Fourth District Court of Appeals agreed with the Circuit Court that the passage of Amendment 4 gave the Broward pari-mutuel operators the right to install slot machines despite the legislature's lack of action. The decision of the Court of Appeals has also been appealed by the Broward State Attorney. The Broward pari-mutuel operators have so far chosen not to proceed with slot machines at their tracks but instead have decided to wait until the Florida legislature passes legislation to regulate slot machine gaming in Broward County either in a special session of the Florida legislature in Fall 2005 or more likely in the next regular session of the legislature in March of 2006. We believe that the failure of the local referendum to pass in Miami-Dade County was due primarily to Governor Bush’s active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County in 2007 when the issue can again be placed on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County is uncertain at this time.

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

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2005, which resulted in pari-mutuel revenues comparable to the same period in 2004. The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which resulted in a decrease of $1.8 million in pre-tax earnings for the month of February in 2005 compared to the same period in 2004. The IRB appointed Arlington Park the host track in Illinois during January 2006 for 29 days, which is the same as January 2005. In addition, Arlington Park was appointed the host track for six days during February 2006. Arlington Park’s future designation as the host track is subject to the annual appointment by the IRB.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills have already been filed in anticipation of the 2006 session of the Kentucky General Assembly. In early September of this year, the Kentucky Equine Education Project ("KEEP"), an alliance of the State's equine industry leaders, including our Company, announced its support for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky's eight racetracks to offer full casino gaming. The State's share of the new revenue would be earmarked for education, healthcare, local development and environmental concerns benefiting the entire Commonwealth under the KEEP plan. KEEP has yet to secure a legislator to sponsor a bill and has yet to develop specific language for such a measure, but is expected to do so by January 2006.

Louisiana

We have received statutory, regulatory and other authorizations to operate slot machines at Fair Grounds. Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations. Under the Louisiana statute, Fair Grounds may operate 500 slot machines. If gross gaming revenues at Harrah’s Casino in New Orleans exceeds $350.0 million for any previous 12-month period, Fair Grounds may operate up to 700 slot machines.

Churchill Downs Louisiana Horseracing Company, LLC has completed the process to seek the necessary local zoning change and permits. On August 18, 2005, the New Orleans City Council passed ordinances approving hours of operation for slot machines at Fair Grounds as part of its conditional use permit. The ordinances also established additional provisos negotiated by Churchill Downs Horseracing Company, LLC and the New Orleans City Council relating to other conditional use activities.

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slots at Fair Grounds would violate the City Charter. The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter. As of the date of filing of this Quarterly Report on Form 10-Q, the City Council has not filed this declaratory judgment. In June 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. Based upon an opinion from the Louisiana Attorney General and other legal advice, we do not believe the installation of slot machines at Fair Grounds violates the City Charter.

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

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (“OTB”) (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

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

Results Of Continuing Operations

The following table sets forth, for the three months ended September 30, 2005 and 2004, certain operating data:

(In thousands, except per share data and live race days)	Three months ended September 30,		Change
	2005	2004	$	%

Total pari-mutuel handle	$1,094,619	$1,091,283	$3,336	-
Number of live race days	189	201	(12)	(6)%

Net pari-mutuel revenues	$92,117	$87,197	$4,920	6%
Riverboat subsidy	2,700	2,708	(8)	-
Other operating revenues	17,199	12,631	4,568	36%
Total net revenues	$112,016	$102,536	$9,480	9%

Gross profit	$15,339	$18,658	$(3,319)	(18)%
Gross margin percentage	14%	18%

Operating income	$6,065	$1,685	$4,380	260%
Net earnings (loss) from continuing operations	$3,842	$(396)	$4,238	1070%

Diluted earnings (loss) from continuing operations per share	$0.28	$(0.03)

Our total net revenues increased $9.5 million primarily as a result of our acquisition of Fair Grounds and VSI (the “Louisiana Operations”) in October of 2004. Net revenues from Calder Race Course also increased significantly primarily as a result of increased revenue generated by incremental intrastate export handle. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings (loss) from continuing operations and diluted earnings (loss) from continuing operations per share included:

•
During the three months ended September 30, 2004, we recorded a $4.4 million plant and equipment impairment loss and a $1.8 million intangible asset impairment loss at Ellis Park based on management’s consideration of the historical and forecasted operating results of the facility.

•
During the three months ended September 30, 2005, we recognized a reduction of selling, general and administrative expenses of $1.4 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with losses recognized from Hurricane Katrina by the Louisiana Operations.

•
Our effective tax rate decreased from 120% to 44% resulting primarily from lower non-deductible legislative spending during the three months ended September 30, 2005 as well as the impairment loss recognized during the three months ended September 30, 2004.

Consolidated Expenses

The following table is a summary of our consolidated expenses for the three months ended September 30, 2005 and 2004:

(In thousands)	Three months ended September 30,		Change
	2005	2004	$	%

Purse expenses	$37,167	$34,310	$2,857	8%
Riverboat purse expenses	1,336	1,344	(8)	(1)%
Depreciation/amortization	5,321	3,831	1,490	39%
Other operating expenses	52,853	44,393	8,460	19%
SG&A expenses	9,274	10,771	(1,497)	(14)%
Asset impairment loss	-	4,363	(4,363)	(100)%
Intangible impairment loss	-	1,839	(1,839)	(100)%
Total expenses from continuing operations	$105,951	$100,851	$5,100	5%

Percent of revenue	95%	98%

Total expenses increased 5% during the three months ended September 30, 2005, primarily as a result of expenses related to the Louisiana Operations. Depreciation expense and other operating expenses from the Kentucky Operations increased primarily due to the newly renovated Churchill Downs racetrack facility that was completed during the second quarter of 2005. These increased expenses were partially offset by reduced expenses as a result of the $6.2 million of impairment losses recognized at Ellis Park during the three months ended September 30, 2004. During the three months ended September 30, 2005, we recognized a reduction of selling, general and administrative expenses of $1.4 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with losses recognized from Hurricane Katrina by the Louisiana Operations. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes for the three months ended September 30, 2005 and 2004:

(In thousands)	Three months ended September 30,		Change
	2005	2004	$	%

Interest income	$135	$98	$37	38%
Interest expense	(265)	(100)	(165)	(165)%
Unrealized gain on derivative instruments	204	-	204	100%
Miscellaneous, net	713	299	414	138%
Other income (expense)	$787	$297	$490	165%

Provision for income taxes	$(3,010)	$(2,378)	$(632)	(27)%

Effective tax rate	44%	120%

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

•
During the three months ended September 30, 2005, we recognized $0.3 million of miscellaneous income related to consideration received for the extension of an option to purchase an interest in Hoosier Park.

•
During the three months ended September 30, 2005, we recognized an unrealized gain on derivative instruments of $0.2 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•
Our effective tax rate decreased from 120% to 44% resulting primarily from lower non-deductible legislative spending during the three months ended September 30, 2005 as well as the impairment loss recognized during the three months ended September 30, 2004.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,		Change
	2005	2004	$	%

Kentucky Operations	$18,287	$19,241	$(954)	(5)%
Arlington Park	39,610	38,622	988	3%
Calder Race Course	32,276	30,198	2,078	7%
Hoosier Park	9,731	10,098	(367)	(4)%
Louisiana Operations	7,462	-	7,462	100%
CDSN	18,090	18,035	55	-
Total Racing Operations	125,456	116,194	9,262	8%
Other Investments	1,234	1,318	(84)	(6)%
Corporate	549	279	270	97%
Eliminations	(15,223)	(15,255)	32	-
Net revenues from continuing operations	$112,016	$102,536	$9,480	9%

Significant items affecting comparability of our revenues by segment include:

•	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $7.5 million to the overall increase in revenues.
•
Net revenues from Calder Race Course increased $2.1 million primarily as a result of increased revenue generated from incremental intrastate export handle, partially caused by several weather-related events that occurred during the three months ended September 30, 2004 resulting in closures of simulcast sites throughout the state of Florida.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments for the three months ended September 30, 2005 and 2004:

(In thousands)	Three months ended September 30,		Change
	2005	2004	$	%

Kentucky Operations	$24,899	$30,049	$(5,150)	(17)%
Arlington Park	31,777	29,954	1,823	6%
Calder Race Course	27,777	29,751	(1,974)	(7)%
Hoosier Park	10,144	10,321	(177)	(2)%
Louisiana Operations	9,460	-	9,460	100%
CDSN	13,604	13,810	(206)	(1)%
Total Racing Operations	$117,661	$113,885	$3,776	3%
Other Investments	937	759	178	23%
Corporate	3,449	2,408	1,041	43%
Eliminations	(16,096)	(16,201)	105	1%
Total expenses from continuing operations	$105,951	$100,851	$5,100	5%

Significant items affecting comparability of our expenses by segment include:

•	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $9.5 million to the overall increase in expenses.
•
Expenses from Arlington Park increased as a result of less purse overpayments that were recovered during the three months ended September 30, 2005 in addition to increased costs associated with our relationship marketing initiative.

•
Expenses from Calder Race Course decreased primarily as a result of costs incurred during the three months ended September 30, 2004 related to the alternative gaming initiative in Florida, which was partially offset by increased expenses associated with incremental intrastate export pari-mutuel commissions.

•
Expenses from the Kentucky Operations decreased primarily as a result of impairment losses of $6.2 million recognized at Ellis Park during the three months ended September 30, 2004, which was partially offset by additional depreciation expense of $0.8 million due to the completion of the Churchill Downs racetrack facility renovation project during the second quarter of 2005.

•	Corporate expenses increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives.

Discontinued Operations

The following table presents earnings (loss) from discontinued operations for the three months ended September 30, 2005 and 2004:

(In thousands)	Three months ended September 30,		Change
	2005	2004	$	%

Net revenues	$16,313	$17,147	$(834)	(5)%
Operating expenses	16,577	17,468	(891)	(5)%
Gross profit	(264)	(321)	57	18%
Selling, general and administrative expenses	(108)	2,478	(2,586)	(104)%
Operating loss	(156)	(2,799)	2,643	94%
Other income (expense):
Interest income	6	4	2	50%
Interest expense	(3,173)	(1,426)	(1,747)	(123)%
Miscellaneous, net	1	-	1	100%
	(3,166)	(1,422)	(1,744)	(123)%

Loss before provision for income taxes	(3,322)	(4,221)	899	21%
Benefit for income taxes	1,198	777	421	54%
Loss from operations	(2,124)	(3,444)	1,320	38%
Gain on sale of assets, net of income taxes	69,917	-	69,917	100%
Net earnings (loss)	$67,793	$(3,444)	$71,237	2,068%

Significant items affecting comparability of earnings from discontinued operations include:

•
SG&A expenses decreased during the three months ended September 30, 2005, as we reclassified development expenses incurred related to the sale of the assets of Hollywood Park to the gain on the sale that we previously recognized as SG&A expenses. During the three months ended September 30, 2004, we incurred development expenses related to the California alternative gaming initiative.

•
We used proceeds from the sale of the assets of Hollywood Park to pay off the debt balances under the revolving loan facility and the variable rate senior notes. As such, all interest expense related to these facilities has been allocated to discontinued operations for the three months ended September 30, 2005 and 2004. Interest expense increased as a result of additional borrowings for the acquisition of the Louisiana Operations as well as a higher interest rate environment.

•	During the three months ended September 30, 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

Results Of Continuing Operations

The following table sets forth, for the nine months ended September 30, 2005 and 2004, certain operating data:

(In thousands, except per share data and live race days)	Nine months ended September 30,		Change
	2005	2004	$	%

Total pari-mutuel handle	$2,771,257	$2,482,353	$288,904	12%
Number of live race days	439	393	46	12%

Net pari-mutuel revenues	$232,100	$205,741	$26,359	13%
Riverboat subsidy	8,219	8,243	(24)	-
Other operating revenues	86,716	61,341	25,375	41%
Total net revenues	$327,035	$275,325	$51,710	19%

Gross profit	$63,080	$58,294	$4,786	8%
Gross margin percentage	19%	21%

Operating income	$28,424	$25,463	$2,961	12%
Net earnings from continuing operations	$16,662	$14,252	$2,410	17%

Diluted earnings from continuing operations per share	$1.23	$1.06

Our total net revenues increased $51.7 million primarily as a result of our acquisition of the Louisiana Operations. We acquired the Louisiana Operations in October 2004. Net revenues from the Kentucky Operations increased as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby. Net revenues from Calder Race Course also increased significantly primarily as a result of increased revenue generated by incremental intrastate export handle. The increased revenues were partially offset by reduced revenues at Arlington Park as a result of fewer days that Arlington Park was appointed host track in Illinois during the nine months ended September 30, 2005 compared to the same period in 2004. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted earnings from continuing operations per share included:

•
Corporate expenses increased $4.8 million during the nine months ended September 30, 2005, primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our relationship marketing initiative.

•
During the nine months ended September 30, 2004, we recorded a $4.4 million plant and equipment impairment loss and a $1.8 million intangible asset impairment loss at Ellis Park based on management’s consideration of the historical and forecasted operating results of the facility.

•
During the nine months ended September 30, 2005, we recognized a reduction of selling, general and administrative expenses of $1.4 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with damages sustained from Hurricane Katrina by the Louisiana Operations.

•
During the nine months ended September 30, 2005, we recognized an unrealized gain on derivative instruments of $0.6 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

Consolidated Expenses

The following table is a summary of our consolidated expenses for the nine months ended September 30, 2005 and 2004:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Purse expenses	$94,611	$81,554	$13,057	16%
Riverboat purse expenses	4,067	4,091	(24)	(1)%
Depreciation/amortization	15,707	11,543	4,164	36%
Other operating expenses	149,570	119,843	29,727	25%
SG&A expenses	34,656	26,629	8,027	30%
Asset impairment loss	-	4,363	(4,363)	(100)%
Intangible impairment loss	-	1,839	(1,839)	(100)%
Total expenses from continuing operations	$298,611	$249,862	$48,749	20%

Percent of revenue	91%	91%

Total expenses increased 20% during the nine months ended September 30, 2005, primarily as a result of expenses related to the Louisiana Operations, which includes $16.2 million of increased purse expenses. Corporate SG&A expenses also increased by $4.8 million as more fully described below in the discussion of expense variances by segment. Depreciation expense and other operating expenses from the Kentucky Operations increased primarily due to the newly renovated Churchill Downs racetrack facility that was completed during the nine months ended September 30, 2005. These increased expenses were partially offset by reduced expenses as a result of the $6.2 million of impairment losses recognized at Ellis Park during the nine months ended September 30, 2004. We recognized a reduction of selling, general and administrative expenses of $1.4 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with losses recognized from Hurricane Katrina by the Louisiana Operations. Purse expenses from Arlington Park and Ellis Park decreased as more fully described in the discussion of expense variances by segment. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and the Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes for the nine months ended September 30, 2005 and 2004:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Interest income	$296	$289	$7	2%
Interest expense	(950)	(485)	(465)	(96)%
Unrealized gain on derivative instruments	614	-	614	100%
Miscellaneous, net	1,330	1,136	194	17%
Other income (expense)	$1,290	$940	$350	37%

Provision for income taxes	$(13,052)	$(12,151)	$(901)	(7)%

Effective tax rate	44%	46%

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

•
During the nine months ended September 30, 2005, we recognized an unrealized gain on derivative instruments of $0.6 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments for the nine months ended September 30, 2005 and 2004:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Kentucky Operations	$102,660	$96,425	$6,235	6%
Arlington Park	76,150	79,451	(3,301)	(4)%
Calder Race Course	59,697	57,149	2,548	4%
Hoosier Park	30,245	30,751	(506)	(2)%
Louisiana Operations	45,184	-	45,184	100%
CDSN	52,379	45,046	7,333	16%
Total Racing Operations	366,315	308,822	57,493	19%
Other Investments	2,257	2,401	(144)	(6)%
Corporate	2,226	1,847	379	21%
Eliminations	(43,763)	(37,745)	(6,018)	(16)%
Net revenues from continuing operations	$327,035	$275,325	$51,710	19%

Significant items affecting comparability of our revenues by segment include:

•
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $45.2 million to the overall increase in revenues. Additionally, CDSN revenues and eliminations increased primarily as a result of the acquisition of the Louisiana Operations.

•
Net revenues from the Kentucky Operations increased as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby, which was partially offset by lower simulcast pari-mutuel revenues attributable to competitive pressure caused by the opening of an OTB in Clarksville, Indiana during 2004.

•
During January and February, when there is no live racing in Illinois, the Illinois Racing Board ("IRB") designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 29 days during January 2005 compared to 52 days during portions of January and February of 2004, which resulted in reduced revenues of $4.4 million during the nine months ended September 30, 2005 compared to the same period of 2004.

•
Net revenues from Calder Race Course increased primarily as a result of increased revenues generated by incremental intrastate export handle, partially caused by several weather-related events that occurred during the three months ended September 30, 2004 resulting in closures of simulcast sites throughout the state of Florida.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments for the nine months ended September 30, 2005 and 2004:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Kentucky Operations	$82,817	$87,034	$(4,217)	(5)%
Arlington Park	70,812	69,829	983	1%
Calder Race Course	60,398	58,598	1,800	3%
Hoosier Park	30,584	30,466	118	-
Louisiana Operations	47,509	-	47,509	100%
CDSN	39,576	34,691	4,885	14%
Total Racing Operations	$331,696	$280,618	$51,078	18%
Other Investments	2,148	1,977	171	9%
Corporate	12,583	7,770	4,813	62%
Eliminations	(47,816)	(40,503)	(7,313)	(18)%
Total expenses from continuing operations	$298,611	$249,862	$48,749	20%

Significant items affecting comparability of our expenses by segment include:

•
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which resulted in a $47.5 million increase in expenses. CDSN expenses and eliminations also increased primarily as a result of the acquisition of the Louisiana Operations.

•
Corporate expenses increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our relationship marketing initiative.

•	Expenses from Calder Race Course increased primarily as a result of increased expenses associated with incremental intrastate export pari-mutuel commissions.
•
Expenses from the Kentucky Operations decreased primarily as a result of impairment losses of $6.2 million recognized at Ellis Park during the nine months ended September 30, 2004, which was partially offset by additional depreciation expense of $2.0 million as well as increased operating expenses due to the completion of the Churchill Downs racetrack facility renovation project during the second quarter of 2005. Also, Ellis Park purse expenses decreased primarily as a function of lower pari-mutuel revenues.

•
Arlington Park expenses increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, lower purse overpayment recoveries and increased costs associated with the CRM initiative, which was partially offset by decreased purse expenses as a result of fewer days that Arlington Park was appointed the host track in Illinois.

Discontinued Operations

The following table presents earnings from discontinued operations for the nine months ended September 30, 2005 and 2004:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Net revenues	$70,117	$71,722	$(1,605)	(2)%
Operating expenses	63,593	63,515	78	-
Gross profit	6,524	8,207	(1,683)	(21)%
Selling, general and administrative expenses	3,247	5,783	(2,536)	(44)%
Operating income (loss)	3,277	2,424	853	35%
Other income (expense):
Interest income	20	14	6	43%
Interest expense	(8,806)	(3,599)	(5,207)	(145)%
Miscellaneous, net	3	3	-	-
	(8,783)	(3,582)	(5,201)	(145)%

Loss before provision for income taxes	(5,506)	(1,158)	(4,348)	(375)%
Benefit (provision) for income taxes	851	(985)	1,836	186%
Loss from operations	(4,655)	(2,143)	(2,512)	(117)%
Gain on sale of assets, net of income taxes	69,917	-	69,917	100%
Net earnings (loss)	$65,262	$(2,143)	$67,405	3,145%

Significant items affecting comparability of earnings (loss) from discontinued operations include:

•
We used proceeds from the sale of the assets of Hollywood Park to pay off the debt balances under the revolving loan facility and the variable rate senior notes. As such, all interest expense related to these facilities has been allocated to discontinued operations for the nine months ended September 30, 2005 and 2004. Interest expense increased as a result of additional borrowings for the acquisition of the Louisiana Operations, as well as a higher interest rate environment.

•	During the nine months ended September 30, 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2005 and December 31, 2004:

(In thousands)	September 30, 2005	December 31, 2004	Change
			$	%

Total assets	$528,774	$641,958	$(113,184)	(18)%
Total liabilities	$205,167	$403,530	$(198,363)	(49)%
Total shareholders' equity	$323,607	$238,428	$85,179	36%

Significant items affecting comparability of our consolidated balance sheet include:

•
Total assets decreased primarily as a result of the sale of the assets of Hollywood Park during the nine months ended September 30, 2005. Plant and equipment increased primarily due to capital expenditures related to the Churchill Downs racetrack facility renovation project, our relationship marketing initiative, the construction of Arlington Park's backstretch dormitories and new video poker machines at the Louisiana Operations.

•
Total liabilities decreased primarily as a result of the pay-off of long-term debt and the decrease in liabilities associated with assets held for sale in connection with the sale of the assets of Hollywood Park. Deferred revenue decreased $17.7 million primarily due to recognition of revenue for Jockey Club suite sales, corporate sponsor events, season boxes, membership sales and future wagering related to the 2005 Kentucky Derby and Kentucky Oaks race days. Dividends payable decreased $6.4 million as a result of the payment of 2004 dividends during the nine months ended September 30, 2005. Accrued expenses increased $12.5 million due to the incurrence of 2005 live racing expenses primarily for Churchill Downs, Arlington Park, Calder Race Course and Hoosier Park.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

(In thousands)	Nine months ended September 30,		Change
	2005	2004	$	%

Operating activities	$32,508	$41,271	$(8,763)	(21)%
Investing activities	$207,732	$(63,562)	$271,294	427%
Financing activities	$(229,708)	$19,220	$(248,928)	(1,295)%

Significant items affecting comparability of our liquidity and capital resources include:

•	The decrease in operating activities is primarily the result of the sale of the assets of Hollywood Park.
•
During the nine months ended September 30, 2005, we received $248.3 million of net proceeds in connection with the sale of the assets of Hollywood Park, resulting in the increase in investing activities.

•	We used proceeds from the sale of the assets of Hollywood Park to pay off long-term debt during the nine-months ended September 30, 2005, resulting in the decrease in financing activities.

Credit Facilities and Indebtedness

On September 23, 2005, we entered into an Amended and Restated Credit Agreement (the "Agreement").  The Guarantors under the Agreement are a majority of our wholly-owned subsidiaries. The Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003.  The Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit subfacility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million). The facility terminates on September 23, 2010.  Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

Generally, borrowings made pursuant to the Agreement will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.75% to 1.50% depending on certain of our financial ratios.  In addition, under the Agreement, we agreed to pay a commitment fee at rates that range from 0.15% to 0.375% of the available aggregate commitment, depending on our leverage ratio.

The Agreement contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth.

We used a portion of the net cash proceeds of $248.3 million from the sale of the Hollywood Park assets to pay off outstanding principal and interest of approximately $229.0 million under our revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010 (the “Senior Notes”). The remaining cash proceeds will be used to pay income taxes generated by the gain on the sale of assets during the fourth quarter. We also terminated our interest rate swap contracts resulting in a net gain on termination of approximately $981.5 thousand.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") to replace SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair market value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Under this method, as a result of Staff Accounting Bulletin No. 107, "Share-Based Payment," compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and 2) the future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. We have recently terminated our stock option plans and adopted a restricted stock plan. As a result, no stock options were granted during the nine months ended September 30, 2005, and we have no current intentions of granting stock options during the year ended December 31, 2005. Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 of our Condensed Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense. Management has determined that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated results of operations and earnings per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, we had no outstanding debt under our revolving credit facility which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.

On October 19, 2004, we acquired 452,603 shares of our common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the "Note") to eliminate our ability to pay the Note at maturity with shares of our common stock. We will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of our common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, we must pay the principal balance and unpaid accrued interest in cash. As such, the Note is a short forward contract on our common stock that includes each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million.

The fair market value of the aforementioned derivative financial instruments were recorded separately and marked to fair market value on December 31, 2004 and as of March 7, 2005 as follows (in thousands):

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)
Short call option	(11,410)	(11,233)	177
Net derivative financial instrument	$(7,997)	$(7,825)	$172

The fair market value of the Note and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options. The fair market value of these financial instruments generally fluctuates inversely to the fluctuation of the fair market value of our common stock. Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are both being amortized into earnings on a straight-line basis over the remaining term of the Note. We recorded unrealized gains on derivative instruments in the amount of $614 thousand during the nine months ended September 30, 2005. Due to the amendment discussed above, we are not exposed to future market risk relative to these financial instruments.

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

Third Party Service Organizations. As of September 30, 2005, we did not maintain effective control over the effectiveness of controls at one third-party service organization. The service organization processes all pari-mutuel wagering activity for us. Such processes are considered part of our internal control over financial reporting specifically as to the existence and completeness of pari-mutuel wagering revenues. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organization. Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organization represents a control deficiency. This control deficiency did not result in a misstatement to our historical consolidated financial statements; however, it could result in a misstatement of pari-mutuel wagering revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

(b)	Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of our CEO and CFO, changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2005.   There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 7, 2005	/s/Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

November 7, 2005	/s/Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

2.1	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Report on Form 8-K/A dated July 6, 2005

2.2	Letter Agreement dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Report on Form 8-K dated September 23, 2005

2.3
Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005, each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC, dated July 6, 2005
Exhibit 10.5 to Report on Form 8-K dated September 23, 2005

3.1	Articles of Incorporation of Churchill Downs Incorporated as amended through July 27, 2005	Exhibit 4.1 to Report on Form 8-K dated July 27, 2005

4.1
Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and National City Bank of Kentucky, as Documentation Agent, dated September 23, 2005
Exhibit 10.1 to Report on Form 8-K dated September 23, 2005

10.1	Employment Agreement, effective as of July 5, 2005; by and between Churchill Downs Incorporated and William C. Carstanjen	Exhibit 10.2 to Report on Form 8-K dated June 15, 2005

10.2
Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP, and Churchill Downs Investment Company
Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2005

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2005

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended September 30, 2005