Form 10-Q/A
period 2005-03-31
CHURCHILL DOWNS INC
filed 2006-03-09
CIK 20212

UNITED STATES
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

The number of shares outstanding of registrant's common stock at March 8, 2006 was 13,178,848 shares.

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to the Churchill Downs Incorporated Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 is being filed solely to amend Item 5 of Part II to include information that otherwise was required to be filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.” Current Section 302 certifications of our Principal Executive Officer and Principal Financial Officer required to be filed in support of this Amendment, have been executed as of the date of this Amendment and filed herewith as Exhibits 31(i)(a) and 31(i)(b).

PART II. -- OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On March 9, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of Churchill Downs Incorporated (the “Company”) took the following actions relating to executive compensation.

The Committee approved performance goals of the Chief Executive Officer and the Company’s other “named executive officers” (as defined by Item 402(a)(3) of Regulation S-K) established for participation in the Amended and Restated Incentive Compensation Plan (1997) (the “Plan”) for the calendar year 2005. For each named executive officer other than the Chief Executive Officer, the Committee established a target individual payout percentage ranging from 40% to 60% of base salary. The Chief Executive Officer’s target individual payout was established at 100% of base salary. The awards under the Plan are based on the calculation of three components: Company performance in the area of earnings before taxes, unit performance and individual performance to pre-set individual goals. The Board of Directors recommended the goals for the Chief Executive Officer to the shareholders of the Company who approved them at the Annual Meeting of Shareholders held on June 16, 2005 so that any compensation paid under the Plan would qualify as performance-based compensation under Internal Revenue Code Section 162(m) and allow the Company to take a tax deduction in the amount of the bonus paid. Pursuant to the Plan, the Committee retains discretion to exclude certain extraordinary items from the calculation of the Company’s performance.

The Committee also approved the payout of cash bonuses for 2004 to the Company’s named executive officers. The Committee exercised its discretion to exclude certain extraordinary items from the calculation of the Company’s performance and approved the following cash bonuses to be paid to the Company’s named executive officers: Mr. Meeker, $121,633; Mr. Miller, $54,873; Mr. Sexton, $55,968; Mr. Baedeker, $30,978; and Mr. Goodrich, $59,529.

ITEM 6.	EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

March 9, 2006	/s/ Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

March 9, 2006	/s/ Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Numbers	Description	By Reference To

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005