Form 10-K
period 2005-12-31
CHURCHILL DOWNS INC
filed 2006-03-15
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-1469

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, Kentucky 40208	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 8, 2006, 13,178,848 shares of the Registrant's Common Stock were outstanding. As of June 30, 2005, (based upon the closing sale price for such date on the NASDAQ National Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $365,867,878.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2006, are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 81-85.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

Return to Index

PART I

ITEM 1.	BUSINESS

A.	Introduction

Churchill Downs Incorporated (the "Company") is principally a racing company that conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcasts signals of races. Additionally, we offer racing services through our other business interests as well as alternative gaming through video poker operations in Louisiana. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We operate our flagship operation, Churchill Downs racetrack ("Churchill Downs"), in Louisville, Kentucky. Churchill Downs has conducted Thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill Downs operation also encompasses an on-site simulcast facility. In addition, the management of Churchill Downs oversees Ellis Park Race Course, Inc. ("Ellis Park"), which operates a Thoroughbred track in Henderson, Kentucky.

Churchill Downs Management Company ("CDMC") manages all of our operations including: Churchill Downs; Ellis Park; Arlington Park, a Thoroughbred racing operation in Arlington Heights along with eight off-track betting facilities ("OTBs") in Illinois; Calder Race Course ("Calder"), a Thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course ("Fair Grounds"), a Thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana; and Video Services, Inc. ("VSI"), the owner and operator of more than 700 video poker machines in Louisiana. Fair Grounds and VSI were acquired in October 2004. On September 23, 2005, Churchill Downs California Company ("CDCC"), a wholly owned subsidiary of the Company, completed the sale of Hollywood Park, a Thoroughbred racing operation in Inglewood, California.

Additionally, CDMC manages Hoosier Park at Anderson in Anderson, Indiana ("Hoosier Park"). Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing, and operates three OTBs in Indiana. Hoosier Park is owned by Hoosier Park, L.P. ("HPLP"), an Indiana limited partnership. Anderson Park, Inc. ("Anderson"), a wholly owned subsidiary of CDMC, is the sole general partner of HPLP. Anderson owns a 62% interest in HPLP and continues to manage its day-to-day operations. Centaur Racing, LLC owns 38% of HPLP and, through a Partnership Interest Purchase Agreement, has an option to purchase an additional 11% partnership interest from us, which expires on December 31, 2007.

We formed Churchill Downs Investment Company ("CDIC"), a wholly owned subsidiary, to oversee other industry related investments. CDIC holds a 30% interest in NASRIN Services, LLC ("NASRIN"), a telecommunications service provider for the pari-mutuel and simulcasting industries. During 2004, the Company sold a 19% interest in Kentucky Downs, LLC ("Kentucky Downs"), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet in September, as well as year-round simulcasting. After consummation of the sale, the Company retained a 5% interest in Kentucky Downs. Our investments in NASRIN and Kentucky Downs are not material to the Company's financial position or results of operations.

The Company directly or indirectly holds a 100% interest in Churchill Downs Simulcast Productions ("CDSP"), which provides television production and integration of computer graphic software to the racing industry. The simulcast signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs. Our ownership in CDSP is not material to the Company's financial position or results of operation.

B.	Live Racing and Alternative Gaming Operations

We conduct live horse racing at Churchill Downs, Calder, Fair Grounds, Arlington Park, Hoosier Park and Ellis Park. The following is a summary of our significant live racing events and a description of our properties.

Return to Index

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The 2006 Kentucky Derby will offer a minimum $2.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. The Kentucky Derby is the first race of the annual series of races for 3-year-old Thoroughbreds known as the Triple Crown. In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap. Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.9 million in total purse money. Hollywood Park was home to the Hollywood Gold Cup during 2005, which offered $0.8 million in purse money. The Arlington Million, which is run during the International Festival of Racing at Arlington Park, with a purse of $1.0 million, is one of three North American stops for the World Series Racing Championship. Fair Ground's Winter Meet during 2005 was highlighted by Louisiana Derby Day, the richest day in Louisiana racing, that was headlined by the $0.6 million Louisiana Derby, a major prep race for the Kentucky Derby. Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational and Hoosier Cup for Standardbreds held at Hoosier Park, as well as the Gardenia Stakes for older fillies and mares held at Ellis Park.

Arlington Park hosted the Breeders' Cup World Thoroughbred Championship ("Breeders' Cup") in 2002. Churchill Downs has hosted the Breeders' Cup on five occasions and has also been selected as the site to host the event in 2006. Breeders' Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders' Cup races, which currently feature $14.0 million in purses. These races are held annually for the purpose of determining Thoroughbred champions in eight different events. Racetracks across North America compete for the privilege of hosting the prestigious Breeders' Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements ("Churchill facility") are located in Louisville, Kentucky. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. Our facility accommodates approximately 52,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites. The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 1,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, accommodations for groups and special events, parking areas for the public, and our racetrack and corporate office facilities. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at the OTB known as Trackside Louisville. The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

We have made numerous capital improvements to the Churchill facility in order to better serve our horsemen and patrons. During the first quarter of 2002 we began a $121.8 million renovation to restore and modernize key areas at the Churchill facility, referred to as our "Master Plan." The $26.3 million Phase I, which was substantially completed during 2003, included renovation of the historic Jockey Club and construction of 61 new luxury suites, a ballroom, new meeting rooms and kitchen facilities. The $95.5 million Phase II of the Master Plan was completed during the second quarter of 2005 and included the demolition and rebuilding of a large section of the clubhouse area and the addition of 15 new luxury suites.

As part of the financing for the Master Plan, in 2002 we transferred title to the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease agreement, we can re-acquire the facility at any time for $1.00. This transaction has no significant impact on our current financial position or results of operations.

Return to Index

Calder Race Course

The Calder racetrack and improvements are located in Miami-Dade County. The Calder facility is adjacent to Dolphin Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area, and food and beverage facilities ranging from concessions to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities. On October 24, 2005, Hurricane Wilma caused significant damage to Calder's clubhouse facility and parts of its stable area. We carry property and casualty insurance and are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses. Full restoration of the facility is currently under way and is expected to be completed prior to the beginning of the race meeting in 2006.

Fair Grounds Race Course and VSI

On October 14, 2004, we completed our acquisition of the Fair Grounds racetrack and its affiliated operations, including eleven OTBs. The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area, and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas for the public and office facilities. In connection with the acquisition of Fair Grounds racetrack and its affiliated operations, we expected to make numerous capital improvements to the Fair Grounds facility in order to better serve our horsemen and patrons. Fair Grounds has received the requisite state and local approvals for the construction of a slot-machine gaming facility at the racetrack property offering up to 700 slot machines. VSI is the exclusive operator of more than 700 video poker machines at Fair Grounds and nine of its OTBs. On August 29, 2005, Hurricane Katrina caused significant damage to the Fair Grounds racetrack facility and its affiliated OTBs. The Fair Grounds racetrack, its on-site OTB and three other OTBs remain closed as of the date of the filing of this Annual Report on Form 10-K. We carry property and casualty insurance and are currently working with our insurance carriers to determine to what extent proceeds will offset any losses. Restoration is underway, but the full extent of restoration to the various facilities, including Fair Grounds racetrack, is yet to be determined.

Arlington Park

The Arlington Park racetrack was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racetrack sits on 325 acres, has a one and one-eighth (1 1/8) mile dirt track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes permanent clubhouse, grandstand and suite seating for 6,045 persons, and food and beverage facilities ranging from fast food to full-service restaurants. Arlington Park has 34 barns able to accommodate approximately 2,200 horses. The Arlington Park facility also features a saddling paddock, parking areas for the public and office facilities.

Ellis Park

The Ellis Park racetrack and improvements, located in Henderson, Kentucky, consist of approximately 250 acres of land just north of the Ohio River with a one and one-eighths (1 1/8) mile dirt track, a one-mile turf track and a stabling area for 1,140 horses. The facility includes clubhouse and grandstand seating for 8,000 people, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants. The Ellis Park facility also features a saddling paddock, parking areas for the public and office facilities. On November 6, 2005, a tornado caused significant damage to the Ellis Park racetrack and improvements, including its stable areas as well as several other buildings. We carry property and casualty insurance and are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses. We anticipate restoring the facility in time for racing during the summer of 2006.

Return to Index

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

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities ("export") and receiving signals from other tracks ("import"). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

The Churchill Downs Simulcast Network ("CDSN") was developed in 2002 to focus on the distribution of the Company's simulcast signal. CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content. CDSN will present over 500 racing programs from our six racetracks to wagering outlets during 2006.

Arlington Park and Calder conduct on-site simulcast wagering only during live race meets, while Churchill Downs, Fair Grounds, Hoosier Park and Ellis Park offer year-round simulcast wagering at the racetracks. The OTBs located in Indiana, Illinois and Louisiana conduct simulcast wagering year-round.

Off-Track Betting Facilities

Twelve of our OTBs are collectively branded "Trackside" to create a common identity for our OTB operations. Trackside Louisville, which is open for simulcast wagering only on big events days, such as the Kentucky Derby and the Kentucky Oaks and Breeders' Cup when Churchill Downs hosts the event, is located approximately five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex that has audiovisual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates eight OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property. Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in East Moline, Illinois on approximately 232.6 acres. Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet. Arlington Park operates three OTBs within existing non-owned Illinois restaurants under license agreements. These three OTBs are located in South Elgin, McHenry and South Beloit, which opened in December 2002, June 2003 and February 2004, respectively. The McHenry OTB was moved to a different non-owned restaurant in McHenry, Illinois and reopened during December 2005.

Hoosier Park operates three OTBs providing a statewide distribution system for Hoosier Park's racing signal, and additional simulcast markets for our products. These OTBs are located in: Merrillville, located about 30 miles southeast of Chicago, which consists of approximately 27,300 square feet of space; Fort Wayne which consists of approximately 15,750 square feet of space; and downtown Indianapolis where Hoosier Park leases approximately 24,800 square feet of space.

Return to Index

Fair Grounds operates 11 OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. One OTB is located on the Fair Grounds property. Another is located in Kenner, Louisiana consisting of approximately 4.26 acres. Fair Grounds also leases nine OTBs located in these southeast Louisiana communities: Covington, consisting of approximately 7,000 square feet of space; Elmwood, which consists of approximately 14,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; Laplace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; St. Bernard which consists of approximately 12,000 square feet of space; Slidell, which consists of approximately 9,000 square feet of space; and Thibodaux, which consists of approximately 5,000 square feet of space. Video poker is offered at the on-site OTB, Kenner, Elmwood, Gretna, Houma, LaPlace, Metairie, St. Bernard and Thibodaux. On August 29, 2005, Hurricane Katrina caused significant damage to the OTBs affiliated with Fair Grounds. As of the date of the filing of this Annual Report on Form 10-K, all OTBs have reopened except the Fair Grounds OTB, the Metairie OTB, the St. Bernard OTB and the Slidell OTB. The status of these closed OTBs remains uncertain. We carry property and casualty insurance and are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses.

Kentucky Off-Track Betting, LLC

We are a 50% owner in Kentucky Off-Track Betting, LLC ("KOTB”), with 25% of this ownership through our Ellis Park racetrack and the other 25% of this ownership through our Churchill Downs racetrack. KOTB's purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack's consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Authority (“KHRA”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs' and Ellis Park's live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2005 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

In-Home Wagering

In-home wagering, or account wagering, allows patrons to place wagers through an advance deposit account established with an operating company. Most operating companies provide distribution of the live racing product and accept wagers through a broadcast medium such as television or the Internet. We have entered into agreements with Television Games Network ("TVG"), affiliated with Gemstar-TV Guide International, Inc., which licensed to TVG the rights to broadcast our live racing products as part of TVG's programming content, as well as accept wagers on the products. Such agreements expire on various dates between March 2007 and April 2008. We receive a simulcast host fee and a source market fee for these licenses.

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

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

Return to Index
Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

E.	Licenses and Live Race Dates

The following table is a summary of our live racing dates and the number of live racing days for each of our six racetracks and Hollywood Park during the portion of 2005 that it was under our ownership. Racing dates are generally approved by the respective state racing authorities:

	2006		2005
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 29 - July 16	57	April 30 - July 10	52
Fall Meet	Oct. 29 - Nov. 25	21	Oct. 30 - Nov. 26	21
		78		73

Calder Race Course
Calder Meet	April 25 - Oct. 15	112	April 25 - Oct. 16	120
Tropical Meet 05/06	Jan. 1 - Jan. 2	2	Jan. 1 - Jan. 2.	2
Tropical Meet 06/07	Oct. 16 - Dec. 31	58	Oct. 17 - Dec. 31	53
		172		175

Arlington Park	May 5 - Sept. 14	94	May 13 - Sept. 18	94

Ellis Park	July 19 - Sept. 4	36	July 13 - Sept. 5	41

Hoosier Park
Standardbred Meet	April 1 - June 24	60	April 2 - June 25	61
Thoroughbred Meet	Sept. 2 - Nov. 25	61	Sept. 3 - Nov. 25	57
		121		118

Fair Grounds
Winter Meet 04/05			Jan. 1 - March 27	61
Winter Meet 05/06*	Jan. 1 - Jan. 22	12	Nov. 19 - Dec. 31	25
Winter Meet 06/07**	Nov. 23 - Dec. 31	23
		35		86

Hollywood Park
Spring/Summer Meet	N/A		April 22 - July 17	64

*  Temporary live race meeting conducted at Louisiana Downs.
**    Due to damage sustained by Hurricane Katrina, we have not yet determined whether live racing will resume at Fair Grounds on its scheduled date.

Kentucky's racetracks, including Churchill Downs and Ellis Park, are subject to the licensing and regulation of the KHRA. The KHRA is responsible for overseeing horse racing and regulating the state equine industry. Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KHRA based upon applications submitted by the racetracks in Kentucky. To some extent Churchill Downs and Ellis Park compete with other racetracks in Kentucky for the award of racing dates, however, the KHRA is required by state law to consider and seek to preserve each racetrack's usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. For 2006, approximately one week of live racing was transferred from Ellis Park to Churchill Downs.

Return to Index

In Florida, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering ("DPW"). The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for Thoroughbred, Standardbred and Quarter Horse races.

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and may be subject to an increase or decrease in live racing dates in the future. During 2006, Calder has opted to conduct eight fewer days of live racing in order to increase purses and maximize the quality of the racing product.

During December of 2005, Calder and Gulf Stream Park entered into an agreement to allow year-round simulcasting at both facilities in the Miami area. The agreement was the result of a Florida appellate court decision in a case brought by Gulfstream Park invalidating a statute that prohibited a racetrack from simulcasting when it was not conducting live racing. The DPW appealed the decision to the Florida Supreme Court and, in mid-January of 2006, the Florida Supreme Court issued a stay ordering Calder to cease simulcast operations until the case is decided.

In Illinois, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Illinois Racing Board ("IRB"). Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack.

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (“IHRC”) based upon applications submitted by Indiana racetracks. Indiana law requires live racing for at least 120 days each year in order to simulcast races. A second racetrack in Indiana, Indiana Downs, was opened on December 6, 2002, resulting in changes to Hoosier Park's traditional racing dates. The addition of a second racetrack in Indiana, located approximately 32 miles from Hoosier Park, also negatively impacts Hoosier Park's share of the riverboat admissions revenue and creates an increase in competition in the market. These factors have had an adverse impact on future profitability of the facility.

In Louisiana, licenses to conduct live Thoroughbred racing and to participate in simulcasting are approved by the Louisiana State Racing Commission ("LSRC"). The LSRC is responsible for overseeing the awarding of licenses for the conduct of live race meets, the conduct of Thoroughbred horse racing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing for at least 80 days over a 20 week period each year to maintain the license and to conduct alternative gaming. Failure to maintain the racing license would result in the loss of the alternative gaming licenses. During 2005, the LSRC granted Fair Grounds a temporary license to conduct live racing at Louisiana Downs following the aftermath of Hurricane Katrina. The LSRC also relieved the minimum number of days required to race under the license for the 2005-2006 race meeting.

The manufacture, distribution, servicing and operation of video draw poker devices ("Devices") in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder (the "Louisiana Act"). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the "Louisiana Board") and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the "Division") performs the investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year. A substantial change in the allocation of live racing days at any of our six racetracks could significantly impact our operations and earnings in future years.

Return to Index

F.	Competition

Competition with other racetracks or OTBs for live, on-track patron attendance depends upon the geographic separation of facilities or differences in seasonal timing of meets. We believe that a new OTB opened in Evansville, Indiana by a competitor has had a negative impact on Ellis Park. Also, we believe that an OTB opened in Clarksville, Indiana in 2004 has had a negative impact on Churchill Downs racetrack and simulcast operations. In addition, Calder competes directly with other Miami-based racetracks. The Miami-based pari-mutuel wagering facilities located in Broward County have received authorization to operate slot machines. The timing of the operation of slot machines at those facilities is uncertain at this time. The Hoosier Park market has also had an increase in competition with the opening of Indiana Downs. In addition, we may face competition from other racetracks for live racing days. We face competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, including riverboat casinos, racetracks that offer casino-style gaming, cruise ships with casinos, land-based casinos and state lotteries. Additionally, the industry faces increasing competition for overall wagering dollars from Internet wagering services, which are often established off-shore and avoid regulation under U.S. state and federal laws.

There are currently five riverboat casinos operating on the Ohio River along Kentucky's border and five riverboat casinos operating along the Indiana shore of Lake Michigan, and an 11th casino approved for construction in Orange County, Indiana. Another four riverboat casinos are situated in Illinois near Chicago. There are also Native American gaming operations in Wisconsin and Florida, which have drawn patrons from the Arlington Park and Calder Race Course markets, respectively. Fair Grounds competes in the New Orleans area with three riverboat casinos, one land-based casino and video poker operations located at various truck stops and restaurants. These competitors have been adversely impacted by Hurricane Katrina, and their reestablishment is uncertain at this time.

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

Alternative Gaming

The National Thoroughbred Racing Association (“NTRA”), the representative body for the racing industry, supports the alternative gaming movement at racetracks and is working with regulators and legislators to pass alternative gaming legislation. Alternative gaming refers to the operation of slot machines or electronic gaming devices within a racing facility or OTB. In general, the NTRA and the racing industry believe that alternative gaming will result in the following benefits:

•	Higher racetrack revenues and purse levels with pass through benefits to breed developers and breeding farms;
•	Increased tax revenues for states and local municipalities; and
•	Increased attendance at live track facilities driven primarily by "casual fans," or those who are patrons of traditional gaming operations such as casinos but are not racing customers.

Return to Index

G.	Legislative Changes

Federal

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States' ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception was created, but recommended that the WTO's Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States has until April 3, 2006, to bring its policies in line with the ruling, assuming it believes any changes are necessary. The effect of this ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing is unclear. The NTRA, on behalf of its members, including Churchill Downs Incorporated, is currently in discussions with the U.S. Trade Representative on various alternatives the United States may choose to take both administratively and legislatively in the wake of the appellate ruling.

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator", as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. TVG, one of our major in-home providers in Indiana, ceased operations in Indiana due to legal uncertainty.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%. On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder. Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005. Slot operations are expected to commence at Broward's four pari-mutuels in early summer of 2006. We believe that the failure of the local referendum to pass in Miami-Dade County was due primarily to Governor Bush's active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County when the issue can again be placed on the ballot. The earliest that it can be placed on the ballot is 2007. We are currently determining when it can be placed on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutual wagering facilities in Broward County is uncertain at this time.

Return to Index

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack's purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. As the legal right still exists, Arlington Park has elected to continue to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park's results of operations.
Arlington Park is entitled under law to share in the proceeds of the Illinois Horse Racing Equity Fund. The Illinois Horse Racing Equity Fund is to be funded by the 10th riverboat license issued in Illinois at a rate of 15% of the adjusted gross receipts. The grant of the 10th riverboat license is currently the subject of numerous legal challenges and, as such, is currently not an operational riverboat license. At such time should the 10th riverboat license in Illinois be granted and a riverboat become operational, Arlington Park would be entitled to receive additional revenue, which could be significant. As an alternative, a proposal has been made during the 2006 Spring session of the Illinois legislature that would direct 3% of adjusted gross receipts from most riverboat casinos to be placed into the Illinois Horse Racing Equity Fund. All Illinois racetracks and horsemen groups support the proposal. The riverboat casinos are lobbying against the proposal.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2005, which resulted in pari-mutuel revenues comparable to the same period in 2004. The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which resulted in a decrease of $1.8 million in pre-tax earnings for the month of February of 2005 compared to the same period of 2004. The IRB appointed Arlington Park the host track in Illinois during January 2006 for 29 days, which is the same as January 2005. In addition, Arlington Park was appointed the host track for eight days during February of 2006. Arlington Park's future designation as the host track is subject to the annual appointment by the IRB. A change in the number of days that Arlington Park is designated "host track" could have an adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky's eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills have been filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and in the Senate. The Kentucky Equine Education Project ("KEEP"), an alliance of the Commonwealth's equine industry leaders, including our Company, supports legislation that calls for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky's eight racetracks to offer full casino gaming. The Commonwealth's share of the new revenue would be earmarked for education, healthcare, local development and environmental concerns benefiting the entire Commonwealth under the KEEP plan. The Senate President has continued to be publicly opposed to alternative gaming. The Governor, on the other hand, states that he would not stop legislation authorizing alternative forms of gaming if it were passed by the House and Senate, but he continues to publicly question the economics. Legislation is not expected to successfully pass during the 2006 legislative session.

Return to Index

Louisiana

We have received statutory, regulatory and other authorizations to operate slot machines at Fair Grounds. Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations. Under the Louisiana statute, Fair Grounds may operate 500 slot machines. As a result of Hurricane Katrina, the agreement between Harrah's Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines. Fair Grounds is currently pursuing a conforming statutory amendment. Due to Hurricane Katrina, we are currently evaluating the feasibility of beginning construction of a new slot facility.

Churchill Downs Louisiana Horseracing Company, LLC has completed the process to seek the necessary local zoning change and permits. On August 18, 2005, the New Orleans City Council passed ordinances approving hours of operation for slot machines at Fair Grounds as part of its conditional use permit. The ordinances also established additional provisos negotiated by Churchill Downs Louisiana Horseracing Company, LLC and the New Orleans City Council relating to other conditional use activities.

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter. The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter. In June 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. Based upon an opinion from the Louisiana Attorney General and other legal advice, we do not believe the installation of slot machines at Fair Grounds violates the City Charter.

California

In California, Hollywood Park was part of a coalition of racetracks and card clubs supporting Proposal 68 on the November 2004 ballot. The proposal failed to pass by a margin of 16% to 84%. If passed, this initiative would have directed the governor to renegotiate all existing compacts with Native American tribes in California. If the tribes had declined to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would have been allowed to operate electronic gaming devices. We continue to work with other members of the California horse industry on a long-term strategy for developing a legislative agenda that addresses the competitive advantages afforded to Native American casinos due to the fact that we entered into a reinvestment agreement related to the Hollywood Park Racetrack business in accordance with the sale of the assets of Hollywood Park (as more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Additional information regarding how our facilities could be impacted by legislative changes is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

H.	Environmental Matters

The septic system at our Ellis Park facility must be replaced with a hook-up to city sewers. The project is currently being evaluated by assessing the benefits of different options for remediation. It is unknown at this time when the project will begin or what the ultimate cost to the Company will be, but once the project occurs, it is estimated that the cost will exceed $1.5 million.

It is not anticipated that we will have any material liability as a result of non-compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

Return to Index

I.	Service Marks

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter and house wares and glass. We license the use of these service marks and derive revenue from such license agreements.

J.	Employees

As of December 31, 2005, we employed approximately 1,350 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2005, average full-time and seasonal employment per pay period was approximately 2,550 individuals Company-wide.

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

ITEM 1A.	RISK FACTORS

Risks Related to the Company

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could materially impact our future performance and results. The factors described below are the most significant risks that could materially impact our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also impair our business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition and results of operations.

Competition

We operate in a highly competitive industry. While some of our facilities do not compete directly with other racetracks or OTBs for live, on-track patron attendance due to geographic separation of facilities or differences in seasonal timing of meetings, other of our facilities compete with other racetracks and off-track wagering facilities, some of which offer alternative forms of gaming, such as slot machines, that provide these facilities with the advantage of additional entertainment options. For example, Hoosier Park's market experienced an increase in competition when Indiana Downs, another racetrack, opened near Hoosier Park, and Indiana Downs' OTBs in Evansville and Clarksville, Indiana have had a negative impact on patron attendance at Ellis Park and Churchill Downs and their simulcast operations, respectively. In Florida, Calder Race Course may face competition directly from other Miami-based racetracks in the future.

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition discussed above, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering. Declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, has lead to a decrease in the amount wagered at our facilities and on races conducted at our racetracks and may materially, adversely impact our business, financial condition, results of operation and prospects.

Return to Index

An apparent decline in the popularity of horse racing, as evidenced by decreased industry handle generated during 2005, could adversely impact our business. The continued popularity of horse racing is important to our growth plans and our operating results. Our business plan anticipates attracting new customers to our racetracks and OTBs and off-track betting facilities. Even if we are successful in making acquisitions and expanding and improving our current operations, we may not be able to attract a sufficient number of new customers to achieve our business plan. Public tastes are unpredictable and subject to change. Any decline in the interest in horse racing or any change may adversely impact our revenues and, therefore, our results of operations. Declining on-track attendance and increasing competition in simulcasting may have a material, adverse impact on our results of operations.

We also compete for patrons with other sports, entertainment and gaming operations, including land-based, riverboat, cruise ship and Native American casinos and state lotteries.

While we currently receive revenues from wagering activity on our racing content over certain third party account wagering sites, we face competition from gaming companies that operate on-line and Internet-based gaming services. These services allow patrons to wager on a wide variety of sporting events from home. Unlike most on-line and Internet-based gaming companies, our business requires significant and ongoing capital expenditures for both its continued operation and expansion. We also could face significantly greater costs in operating our business compared to these gaming companies. We cannot offer the same number of gaming options as on-line and Internet-based gaming companies. In addition, many on-line and Internet gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from legitimate wagering venues such as our racetracks. Competition in the gaming industry is likely to increase due to limited opportunities for growth in new markets. Our inability to compete successfully with these competitors could have a material, adverse affect on our business.

We Face Extensive Regulation from Various Authorities

The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation. We depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including the KHRA, the IHRC, the Florida DPW, the LSRC, the Louisiana Board and the IRB. In Louisiana, our gaming operations must meet the licensing requirements of the Louisiana Gaming Control Board. As part of this regulatory framework, licenses to conduct live horse racing and to participate in simulcast wagering are granted annually, and gaming licenses in Louisiana are granted every five years. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks and gaming facilities. However, we may be unable to maintain our existing licenses. In Louisiana, gaming licenses are contingent upon maintaining the racing license, and we must conduct 80 live race days within a 20 week period in order to maintain the racing license. In Indiana, we must conduct 120 live race days in order to conduct simulcasting. The loss of or material change in our licenses, registrations, permits or approvals may materially limit the number of races we conduct and could have a material, adverse impact on our results of operations. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy.

Potential Changes in Legislation and Regulation of Our Operations

Our gaming operations exist at the discretion of the states where we conduct business. Certain aspects of our gaming operations are also subject to federal statutes or regulations. All of our pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on our results of operations. In addition, any expansion of our gaming operations into alternative gaming, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, will likely require various additional licenses, registrations, permits and approvals. The approval process can be time-consuming and costly, and there is no assurance of success. We have and continue to seek legal authority to offer alternative gaming at our racetracks where alternative gaming is not currently permitted.

Return to Index

The Indiana horse racing industry currently receives a subsidy from riverboat casinos. Currently the subsidy is distributed as follows: 40% for purse expenses, 20% for breed development and 40% for the two existing racetrack operators, which is divided equally. During March of 2006, the IHRC approved “Integrity ’06,” a program designed to improve the integrity of horse racing in Indiana that is effective April 1, 2006. The estimated cost of complying with the rules and regulations created by “Integrity ‘06” will be financed by the two existing racetrack operators in Indiana using the subsidy paid by riverboat casinos, which is estimated to be 2% of the total subsidy. As a result, beginning April 1, 2006, the subsidy will be distributed as follows: 39.2% for purse expenses, 19.6% for breed development and 41.2% for the two existing racetrack operators, which is divided equally. Any change in this arrangement could adversely impact our operations in Indiana and the value of this operation.

In Illinois, the IRB has the authority to designate racetracks as "host track" for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as "host track" obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the "host track" is entitled to a larger portion of commissions on the related pari-mutuel wagering. Failure to designate Arlington Park as "host track" during this period could have an adverse impact on our results of operations. In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park's purse account. The right to recapture these revenues is subject to change every legislative session.

These statutory or regulatory established revenue sources are subject to change every legislative session. The reduction or elimination of any one of them could have a material, adverse impact on our results of operations. In addition, certain revenue sources are dedicated by legislation or regulation and may be subject to change.

The passage of legislation permitting alternative gaming at racetracks can be a long and uncertain process. As a result, there can be no assurance that (1) jurisdictions in which we own or operate racetracks will pass legislation permitting alternative gaming, (2) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (3) if alternative gaming is permitted at our racetracks, it will be on economically viable terms. If alternative gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct alternative gaming, there may be significant costs and other resources to be expended and there will be significant risks involved, including the risk of changes in the enabling legislation, that may have a material, adverse impact on that racetrack's results of operations.

We May Not be Able to Attract Quality Horses and Trainers

To provide high quality horse racing, we must attract the country's top horses and trainers. Our success in attracting the top horses and trainers largely depends on the overall horse population available for racing and our ability to offer and fund competitive purses. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas and Mare Reproductive Loss Syndrome ("MRLS") which caused a large number of mares in Kentucky to sustain late term abortions or early embryonic loss in 2001. With respect to MRLS, the number of foals registered in 2005 was the same as the number registered in 2004, indicating a stabilization of the foal crop. The number of Thoroughbreds registered has an impact on the number of horses available to participate in live racing. The stabilization of bloodstock sales during 2005 is primarily attributed to an improving economy, favorable tax law changes for horse purchasers and the strength of foreign currencies against the U.S. dollar which helped drive increased participation by overseas buyers. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements.

Any decline in the number of suitable race horses could prevent us from attracting top horses and trainers and may require us to reduce the number of live races we present. A reduction in suitable race horses could force us to increase the size of our purses or other benefits we offer, to conduct fewer races or to accept horses of a lower quality.

Return to Index

We Experience Significant Seasonal Fluctuations in Operating Results

We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we can offer directly affects our operating results. A significant decrease in the number of live racing days and/or live races could have a material, adverse impact on our results of operations. Our live racing schedule dictates that we earn a substantial portion of our net earnings in the second quarter of each year, when the Kentucky Derby and the Kentucky Oaks races are run over the first weekend in May. Business interruption, such as weather conditions, could affect our ability to conduct our material races. Any adverse impact on our races, including the Kentucky Derby, the Kentucky Oaks and the key races at our other tracks could have a material, adverse impact on our results of operations.

Our Business Depends on Providers of Totalisator Services

In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by United Tote Company, Scientific Games Racing and AmTote International, Inc. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. These are the only three major vendors that provide this service in North America. The loss of any one of these vendors as a provider of this critical service would decrease competition and could result in an increase in the cost to obtain these services. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive.

In addition, we rely upon the totalisator company's computer systems to ensure the integrity of our wagering process. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. The failure of totalisator companies to keep their technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product.

We May be Held Responsible for Contamination, Even if We Did Not Cause the Contamination

Our business is subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. In addition, environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. We believe that we are currently in compliance with the applicable environmental laws and have no material cleanup obligations. However, if we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions.

Inclement Weather and Other Conditions

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, storms, tornadoes and hurricanes, could cause races to be cancelled and/or wagering to suffer. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to severe weather conditions, natural disasters and other casualties. During 2005, we sustained disruption to our operations at Calder Race Course in Florida, Fair Grounds Race Course and our OTB locations in Louisiana, and Ellis Park in Kentucky due to the damage caused by hurricanes and a tornado. Although we were able to run a shortened Fair Grounds race meet at another location, this facility remains closed due to the extent of the damage suffered from Hurricane Katrina. The timing of the re-opening of this facility and three of the OTBs in Louisiana remains uncertain. We are also restoring Ellis Park for operation of its 2006 summer meet. Any flood or other severe weather condition that could lead to the loss of use of our other facilities for an extended period could have a material, adverse impact on our results of operations.

We May Not be Able to Complete Acquisition or Expansion Projects on Time, on Budget or As Planned

We expect to pursue expansion and acquisition opportunities, and we regularly evaluate opportunities for development, including acquisition of other properties and ways to expand our business operations, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates and/or development partners.

Return to Index

We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition candidates and/or development partners, negotiating projects on acceptable terms, and managing and integrating the acquisition or development projects. The integration of new operations and any other properties we may acquire or develop will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating new properties or projects may also interrupt the activities of those businesses, which could have a material, adverse impact on our business, financial condition and results of operations. We cannot assure that any new properties or developments will be completed or integrated successfully.

Management of new properties or business operations, especially in new geographic areas, may require that we increase our managerial resources. We cannot assure that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or developments.

We Depend on Agreements with Our Horsemen

The U.S. Interstate Horseracing Act of 1978, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and in some cases conduct live racing. We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana. The failure to maintain agreements with our horsemen and industry associations on satisfactory terms could have a material, adverse impact on our results of operations.

We Depend on Key Personnel

We are highly dependant on the services of Thomas H. Meeker, our President and Chief Executive Officer, and other members of our senior management team. We have initiated a formal succession plan to hire the successor to Mr. Meeker who plans to retire from the Company when his employment contract expires in March of 2007. Our inability to successfully replace Mr. Meeker and hire and retain key personnel could have a material, adverse impact on our results of operations.

We May Not be Able to Adequately Insure Our Properties

The significant damage and resulting insurance claims caused by (i) Hurricane Katrina to the New Orleans, Louisiana area and our Fair Grounds facility and OTBs; (ii) Hurricane Wilma to South Florida and our Calder Race Course facility; and (iii) a tornado that struck our Ellis Park facility, will increase the costs of obtaining property coverage for our facilities and significantly impact our ability to obtain and maintain adequate property coverage at our facilities. Our ability to obtain and maintain adequate property coverage at reasonable prices could have a material, adverse impact on our results of operations.

Other Risks

Many other risks beyond our control could seriously disrupt our operations, including:

•  The effect of global economic conditions;
•  The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;
•  The economic environment;
•  The impact of interest rate fluctuations;
•  The financial performance of our racing operations;
•  Costs associated with our efforts in support of alternative gaming initiatives;
•      Costs associated with Customer Relationship Management initiatives; and
•  Our accountability for environmental contamination.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Return to Index

ITEM 2.	PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

Our real and personal property (but not including the property of Hoosier Park, CDSP, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $200 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, the Company commenced litigation in the United States District Court for the Western District of Kentucky against the Jockey's Guild, a trade organization associated with many of the jockeys who race at the Company's tracks. The case was filed due to certain actions by the Jockey's Guild at certain of the Company's tracks that interfered with the Company's operations. In the case, the Company asserts claims under the antitrust laws and seeks injunctive relief along with damages. The Jockey Guild has filed a counterclaim asserting various claims, including claims for alleged violations of the antitrust laws by the Company, and seeks injunctive relief along with damages.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol CHDN. As of March 8, 2006, there were approximately 3,744 shareholders of record.

The following table sets forth the high and low sale prices, as reported by NASDAQ, and dividend payment information for our common stock during the last two years:

	2005 - By Quarter				2004 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$48.30	$45.63	$48.40	$39.19	$40.02	$40.95	$40.73	$47.61
Low Sale	$36.99	$36.58	$32.91	$31.07	$34.79	$35.51	$33.76	$33.31
Dividend per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

Return to Index
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period 1
10/1/05 - 10/31/05	-	-	-	-
Period 2
11/1/05 - 11/30/05	5,456 (1)	$36.30	-	-
Period 3
12/1/05 - 12/31/05	-	-	-	-
Total	5,456	$36.30	-	-

(1)	Shares of common stock were acquired from a stock option plan participant in payment of the exercise price on exercised stock options.

 Return to Index

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

(In thousands, except per share data)	Years ended December 31,
	2005	2004	2003	2002	2001
Operations:

Net revenues	$408,801	$361,187	$348,505	$356,886	$341,333

Operating income	$20,887	$24,583	$37,066	$31,496	$37,279

Net earnings from continuing operations	$12,810	$9,769	$23,308	$17,528	21,904

Discontinued operations, net of income taxes	$66,098	$(854)	$71	2,107	$(364)

Net earnings	$78,908	$8,915	$23,379	$19,635	$21,540

Basic net earnings from continuing operations per common share	$0.98	$0.74	$1.77	$1.35	$1.67

Basic net earnings per common share	$5.92	$0.67	$1.77	$1.50	$1.65

Diluted net earnings from continuing operations per common share	$0.96	$0.73	$1.74	$1.31	$1.66

Diluted net earnings per common share	$5.86	$0.67	$1.75	$1.47	$1.63

Annual dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance Sheet Data at Period End:

Total assets	$514,542	$642,277	$502,910	$467,934	$473,418

Working capital (deficiency) surplus	$(35,929)	$115,081	$91,169	$111,805	$107,251

Long-term debt	$33,793	$242,770	$126,836	$123,348	$133,348

Other Data:

Shareholders' equity	$316,231	$238,428	$251,350	$232,130	$215,702

Shareholders' equity per common share	$24.08	$18.48	$18.97	$17.64	$16.47

Additions to racing plant and equipment, exclusive of business acquisitions, net	$43,238	$77,172	$40,855	$22,723	$14,626

Return to Index

The selected financial data presented above is subject to the following information:

(1)	During 2005, the Company recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.
(2)
During 2004, the Company recorded a $4.3 million loss representing an unrealized loss on derivative instruments embedded in a convertible promissory note, a $1.6 million gain on the sale of our 19% interest in Kentucky Downs and a $6.2 million asset impairment loss recorded to write down the assets of Ellis Park (part of our Kentucky Operations segment) to its estimated fair value.

(3)
During 2003, the Company recorded a $4.1 million gain related to an Illinois real estate tax settlement. The amount recorded, net of attorney's fees and other reductions, approximates $3.1 million reflected as a reduction in operating expenses and $1.0 million in earned interest income.

(4)	During 2002, an asset impairment loss of $4.5 million was recorded to write down the assets of Ellis Park (part of our Kentucky Operations segment) to their estimated fair value.
(5)
On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which required us to discontinue the amortization of goodwill. In 2001, goodwill amortization amounted to $1.4 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as "Kentucky Operations"). We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida. During October 2004, we purchased the assets of Fair Grounds Race Course ("Fair Grounds"), a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services Inc. ("VSI"), the owner and operator of more than 700 video poker machines in Louisiana. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing. We conduct simulcast wagering on horse racing at 23 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our six racetracks.

Return to Index

The Churchill Downs Simulcast Network ("CDSN") was developed in 2002 to focus on the distribution of our simulcast signal. CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

Sale of Assets of Hollywood Park

On September 23, 2005, Churchill Downs California Company ("CDCC"), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California ("Hollywood Park"), to Hollywood Park Land Company, LLC (the "Purchaser") pursuant to the Asset Purchase Agreement (the "Purchase Agreement") dated July 6, 2005. Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack, which includes land, buildings, improvements and equipment, and the building in which the Hollywood Park Casino is operated and related fixtures for a purchase price of $260.0 million cash (the "Assets"), and, in addition, the Purchaser agreed to assume certain liabilities of CDCC related to the Assets, subject to certain adjustments contained in the Purchase Agreement as described below. The actual cash proceeds received by CDCC on September 23, 2005, including the amounts applied to pay off indebtedness, was $254.6 million after the adjustments described below, which excludes transaction costs of $5.4 million and cash sold of $856.8 thousand.

In connection with the closing of the transactions contemplated by the Purchase Agreement, as amended, between CDCC and Bay Meadows Land Company, LLC ("Bay Meadows"), CDCC and the Purchaser, the assignee of Bay Meadows, entered into a letter agreement (the "Letter Agreement") modifying the Purchase Agreement between CDCC and Bay Meadows. Pursuant to the Letter Agreement, the parties agreed at closing of the Purchase Agreement to reduce the purchase price of the assets acquired by the Purchaser by $2.5 million to address environmental remediation issues and to provide a working capital adjustment in favor of the Purchaser in the amount of $2.5 million. In addition, as of the closing, the parties agreed that CDCC would retain certain immaterial liabilities and certain simulcast receivables and payables.

Also, in connection with the closing of the transactions contemplated by the Purchase Agreement, Bay Meadows, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, L.P., Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP, Stockbridge HP Holdings Company, LLC and Churchill Downs Investment Company entered into a reinvestment agreement (the "Reinvestment Agreement"). Pursuant to the Reinvestment Agreement, Churchill Downs Investment Company, a wholly-owned subsidiary of the Company, will have the option to reinvest in the Hollywood Park Racetrack business, in the event of certain triggering events which would allow the Hollywood Park Racetrack business to engage in electronic gaming, or other significant gaming and/or subsidies not currently authorized.

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area ("New Orleans"). Our Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc., the exclusive operator of more than 700 video poker machines, closed as a result of this disaster. On October 26, 2005, five OTBs, including four that offer video poker, reopened to the public. Two additional OTBs, both of which offer video poker, reopened to the public on each of December 16, 2005 and February 2, 2006. Also, on September 13, 2005, we reached an agreement with Harrah's Bossier City Investment Company, L.L.C., d/b/a Harrah's Louisiana Downs, for a shortened Fair Grounds race meet from November 19, 2005 through January 22, 2006, for a total of 37 race dates. Under the agreement, the 37 race dates were conducted at Harrah's Louisiana Downs in Bossier City, Louisiana. Due to the fact that Hurricane Katrina had a significant impact on New Orleans, the Company is currently evaluating if or when the remaining portion of its Louisiana Operations will recommence.

Return to Index

A significant portion of the assets of our Louisiana Operations has suffered damages from Hurricane Katrina. We carry property and casualty insurance as well as business interruption insurance. We are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses. As of December 31, 2005, we have received $4.0 million in insurance proceeds in advance. Approximately $2.2 million of the proceeds was recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by Hurricane Katrina that were actually incurred through December 31, 2005, that management determined are probable of recovery under an existing business interruption insurance policy. The remaining $1.8 million of proceeds has been recorded as a current liability in our Consolidated Balance Sheet as of December 31, 2005 until such time that management identifies additional future business interruption or property and casualty losses that are deemed probable of recovery under existing insurance policies. We have not yet determined the ultimate impact that Hurricane Katrina will have on our results of operations. However, under existing policies, we are required to pay a $500.0 thousand deductible related to any recoveries for damages.

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

A significant portion of the assets of Calder Race Course has suffered damages from Hurricane Wilma. We carry property and casualty insurance as well as business interruption insurance. We are currently working with our insurance carriers to determine to what extent insurance proceeds will offset any losses. We do not believe that Hurricane Wilma will have a material, adverse impact on our results of operations. We further believe that Calder will be fully restored prior to the beginning of the race meeting in 2006. Under existing policies, we are required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park racetrack and its on-site simulcast facility. Ellis Park sustained damage to its stable area as well as several other buildings at the racetrack. Ellis Park also lost power during the storm and closed as a result. Simulcast operations at Ellis Park resumed on November 16, 2005, and Ellis Park will conduct its scheduled racing meet during 2006. We carry property and casualty insurance as well as business interruption insurance. We do not believe that the tornado damage will have a material, adverse impact on our results of operations.

2006 Insurance Renewals

In late February of 2006, we renewed our property, workers' compensation and general liability coverages with substantially the same levels of coverage. However, for our property insurance renewal, our deductible increased to 5% of the total insured value on an insurable unit basis for wind losses in Florida and Louisiana, compared to 2% of the total insured value on an insurable unit basis in Florida last year and $500 thousand in Louisiana last year. Additionally, our renewal premiums for property insurance increased by more than three times last year's premiums, or $2.8 million.

Return to Index

Legislative and Regulatory Changes

Federal

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States' ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception was created, but recommended that the WTO's Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States has until April 3, 2006 to bring its policies in line with the ruling, assuming it believes any changes are necessary. The effect of this ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing is unclear. The National Thoroughbred Racing Association, on behalf of its members, including Churchill Downs Incorporated, is currently in discussions with the U.S. Trade Representative on various alternatives the United States may choose to take both administratively and legislatively in the wake of the appellate ruling.

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator", as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. TVG, one of our major in-home providers in Indiana, has ceased operations in Indiana due to legal uncertainty.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%. On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder. Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005. Slot operations are expected to commence at Broward's four pari-mutuels in early Summer of 2006. We believe that the failure of the local referendum to pass in Miami-Dade County was due primarily to Governor Bush's active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County when the issue can again be placed on the ballot. The earliest that it can be placed on the ballot is 2007. We are currently determining when it can be placed on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

Return to Index

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack's purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. As the legal right still exists, Arlington Park has elected to continue to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material adverse impact on Arlington Park's results of operations.

Arlington Park is entitled under law to share in the proceeds of the Illinois Horse Racing Equity Fund. The Illinois Horse Racing Equity Fund is to be funded by the 10th riverboat license issued in Illinois at a rate of 15% of the adjusted gross receipts. The grant of the 10th riverboat license is currently the subject of numerous legal challenges and, as such, is currently not an operational riverboat license. At such time should the 10th riverboat license in Illinois be granted and a riverboat become operational, Arlington Park would be entitled to receive additional revenue, which could be significant. As an alternative, a proposal has been made during the 2006 Spring session of the Illinois legislature that would direct 3% of adjusted gross receipts from most riverboat casinos to be placed into the Illinois Horse Racing Equity Fund. All Illinois racetracks and horsemen groups support the proposal. The riverboat casinos are lobbying against the proposal

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois during January 2005, which resulted in pari-mutuel revenues comparable to the same period in 2004. The IRB did not appoint Arlington Park as the host track in Illinois for February 2005, which resulted in a decrease of $1.8 million in pre-tax earnings for the month of February of 2005 compared to the same period of 2004. The IRB appointed Arlington Park the host track in Illinois during January 2006 for 29 days, which is the same as January 2005. In addition, Arlington Park was appointed the host track for eight days during February of 2006. Arlington Park's future designation as the host track is subject to the annual appointment by the IRB. A change in the number of days that Arlington Park is designated "host track" could have an adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky's eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills have been filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and in the Senate. The Kentucky Equine Education Project ("KEEP"), an alliance of the Commonwealth's equine industry leaders, including our Company, supports legislation that calls for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky's eight racetracks to offer full casino gaming. The Commonwealth's share of the new revenue would be earmarked for education, healthcare, local development and environmental concerns benefiting the entire Commonwealth under the KEEP plan. The Senate President has continued to be publicly opposed to alternative gaming. The Governor, on the other hand, states that he would not stop legislation authorizing alternative forms of gaming if it were passed by the House and Senate, but he continues to publicly question the economics. Legislation is not expected to successfully pass during the 2006 legislative session.

Return to Index

Louisiana

We have received statutory, regulatory and other authorizations to operate slot machines at Fair Grounds. Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations. Under the Louisiana statute, Fair Grounds may operate 500 slot machines. As a result of Hurricane Katrina, the agreement between Harrah's Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines. Fair Grounds is currently pursing a conforming statutory amendment. Due to Hurricane Katrina, we are currently evaluating the feasibility of beginning construction of a new slot facility.

Churchill Downs Louisiana Horseracing Company, LLC has completed the process to seek the necessary local zoning change and permits. On August 18, 2005, the New Orleans City Council passed ordinances approving hours of operation for slot machines at Fair Grounds as part of its conditional use permit. The ordinances also established additional provisos negotiated by Churchill Downs Louisiana Horseracing Company, LLC and the New Orleans City Council relating to other conditional use activities.

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter. The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter. In June 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. Based upon an opinion from the Louisiana Attorney General and other legal advice, we do not believe the installation of slot machines at Fair Grounds violates the City Charter.

California

In California, Hollywood Park was part of a coalition of racetracks and card clubs supporting Proposal 68 on the November 2004 ballot. The proposal failed to pass by a margin of 16% to 84%. If passed, this initiative would have directed the governor to renegotiate all existing compacts with Native American tribes in California. If the tribes had declined to renegotiate the existing compacts, then five racetracks, including Hollywood Park, and 11 card clubs would have been allowed to operate electronic gaming devices. We continue to work with other members of the California horse industry on a long-term strategy for developing a legislative agenda that addresses the competitive advantages afforded to Native American casinos due to the fact that we entered into a reinvestment agreement related to the Hollywood Park Racetrack business in accordance with the sale of the assets of Hollywood Park (as more fully described above under "Recent Developments").

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

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers compensation claims. Additionally, estimates are used for determining income tax liabilities, the valuation of interest rate risk derivative contracts (interest rate swaps) and other derivative instruments.

Return to Index

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

While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for amortization or impairment, thereby impacting our results of operations. If the estimated lives of our intangible assets were to decrease based on the factors mentioned above, amortization expense could increase significantly.

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

During the third quarter of 2004, we recognized a fixed asset impairment charge of $4.4 million and an intangible asset impairment charge of $1.8 million at our Ellis Park facility. The asset impairment charges were triggered as a result of Ellis Park's poor live race meet performance during the third quarter of 2004. Our review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future undiscounted cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, we adjusted the carrying value of these long-lived assets, including grandstands and buildings ($3,549), furniture and fixtures ($85), equipment ($217), improvements ($512) and goodwill ($1,839), to management's estimated fair value. We anticipate that the current carrying value of Ellis Park will be supported by ongoing operations, however, should plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery under such policies as specified in Financial Accounting Standards Board Interpretation No. 30, "Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets."

We also use estimates and judgments for financial reporting to determine our current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, "Accounting for Income Taxes," we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

Return to Index

Historically, we have utilized interest rate swap contracts to hedge exposure to interest rate fluctuations on our variable rate debt and have designated such swaps as cash flow hedges of anticipated interest payments. Our interest rate swap contracts matched the critical terms of the underlying debt, thus qualifying for hedge accounting. Such critical terms include the notional amounts, benchmark interest rate basis, interest reset dates and payment dates. The fair market value of the swaps was recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the fair market value of the swaps was adjusted to the asset or liability account and recorded net of the income taxes in other comprehensive income.

We maintain an allowance for doubtful accounts receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable. Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

For our business insurance renewals over the past several years, we assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. In 2005, our business insurance renewals included substantially the same coverages and retentions as in previous years. We estimate insurance liabilities for workers compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current years is uncertain.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. However in 2004, we acquired Fair Grounds, which would provide us with significant live racing days in the first quarter subject to recommencing operations at Fair Grounds. Information regarding racing dates at our facilities for 2006 and 2005 is included in Item 1E, "Licenses and Live Racing Dates" of this Annual Report on Form 10-K.

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

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states' racing regulatory body. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

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

Return to Index

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

RESULTS OF CONTINUING OPERATIONS
The following table sets forth, for the periods indicated, certain operating data for our properties:

In thousands, except per share data and live race days)	Year ended December 31,			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Total pari-mutuel handle	$3,617,104	$3,351,031	$3,287,317	$266,073	8%	$63,714	2%
No. of live race days	587	542	525	45	8%	17	3%

Net pari-mutuel revenues	$297,509	$274,374	$271,313	$23,135	8%	$3,061	1%
Other operating revenues	111,292	86,813	77,192	24,479	28%	9,621	12%
Total net revenues	$408,801	$361,187	$348,505	$47,614	13%	$12,682	4%

Gross profit	$66,572	$66,768	$67,434	$(196)	-	$(666)	(1)%

Gross margin percentage	16%	18%	19%

Operating income	$20,887	$24,583	$37,066	$(3,696)	(15)%	$(12,483)	(34)%

Net earnings from continuing operations	$12,810	$9,769	$23,308	$3,041	31%	$(13,539)	(58)%
Diluted net earnings from continuing operations per common share	$0.96	$0.73	$1.74

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Our total net revenues increased $47.6 million, reflecting a full year impact of the Louisiana Operations, which were acquired in October 2004. Additionally, the Kentucky Operations segment benefited from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby. The increased revenues were partially offset by reduced revenues at Arlington Park as a result of fewer days that Arlington Park was appointed host track in Illinois during the twelve months ended December 31, 2005 compared to the same period in 2004. Further discussion of net revenue variances by our reported segments is detailed below.

Return to Index

Significant items affecting comparability of operating income, net earnings and diluted earnings per share included:

•	We recorded a $6.2 million asset impairment loss at Ellis Park during the third quarter of 2004 based on management's consideration of historical and forecasted operating results of the facility.
•
Corporate expenses increased $7.6 million during the year ended December 31, 2005, primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, including increased costs of $2.2 million associated with a supplemental benefit plan for the chief executive officer as a result of an amendment to an employment contract during 2005. Additionally, we incurred increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our customer relationship marketing initiative.

•
During the year ended December 31, 2005, we recognized a reduction of selling, general and administrative expenses of $2.2 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with damages sustained from Hurricane Katrina by the Louisiana Operations.

•
During the year ended December 31, 2005, we recognized an unrealized gain on derivative instruments of $0.8 million compared to losses of $4.3 million in the prior year, which were attributable to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•
Our effective tax rate decreased from 57% in 2004 to 43% in 2005 resulting primarily from the unrealized gain on derivative instruments and the non-deductible portion of the asset impairment loss recognized during 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Our total net revenues increased $12.7 million primarily as a result of our acquisition of the Louisiana Operations. We acquired the Louisiana Operations in October 2004 providing 2 ½ months of revenues during the year ended December 31, 2004. Additionally, the Kentucky Operations segment benefited from incremental Jockey Club luxury suite sales for the Kentucky Derby and Kentucky Oaks days during the second quarter. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings and diluted earnings per share included:

•	We recorded a $6.2 million asset impairment loss at Ellis Park during the third quarter of 2004 based on management's consideration of the historical and forecasted operating results of the facility.
•	We incurred $3.6 million of additional expenses related to alternative gaming legislative initiatives in Florida during 2004.
•	Interest income decreased $0.9 million during 2004 compared to 2003 as a result of interest income related to a property tax refund in Illinois recognized during the third quarter of 2003.
•
We recorded an unrealized loss on derivative instruments of $4.3 million related to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•
Our effective tax rate rose from 39% in 2003 to 57% in 2004 resulting from the non-deductibility of the legislative initiative costs, a portion of the asset impairment loss and the unrealized loss on derivative instruments.

Return to Index

Consolidated Expenses

The following table is a summary of our consolidated expenses:

(In thousands)	Year ended December 31,			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Purse expenses	$127,139	$114,164	$113,484	$12,975	11%	$680	1%
Depreciation/amortization	21,389	15,666	14,632	5,723	37%	1,034	7%
Other operating expenses	193,701	164,589	152,955	29,112	18%	11,634	8%
SG&A expenses	45,685	35,983	30,368	9,702	27%	5,615	18%
Impairment losses	-	6,202	-	(6,202)	(100)%	6,202	100%
Total	$387,914	$336,604	$311,439	$51,310	15%	$25,165	8%

Percent of revenue	95%	93%	89%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Total expenses increased 15% during 2005 primarily as a result of expenses related to the Louisiana Operations, which includes $15.2 million of increased purse expenses. Corporate selling, general and administrative expenses also increased by $7.6 million as more fully described below in the discussion of expense variances by segment. Depreciation expense and other operating expenses from the Kentucky Operations increased primarily due to the newly renovated Churchill Downs racetrack facility that was completed during the year ended December 31, 2005. These increased expenses were partially offset by reduced expenses as a result of the $6.2 million of impairment losses recognized at Ellis Park during the year ended December 31, 2004. We recognized a reduction of selling, general and administrative expenses of $2.2 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with losses recognized from Hurricane Katrina by the Louisiana Operations. Purse expenses from Arlington Park and Ellis Park decreased as more fully described in the discussion of expense variance by segment. Further discussion of expense variances by our reported segments is detailed below.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Total expenses increased 8% during 2004 primarily as a result of the $6.2 million asset impairment loss at Ellis Park and the $3.6 million of additional expenses related to legislative costs for alternative gaming (included in selling, general and administrative expenses) as mentioned above. Additionally, expenses increased $13.7 million as a result of our acquisition of the Louisiana Operations during the fourth quarter of 2004. Further discussion of expense variances by our reported segments is detailed below.

Return to Index

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes:

(In thousands)	Year ended December 31,			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Interest income	$622	$413	$1,297	$209	51%	$(884)	(68)%
Interest expense	(1,576)	(1,003)	(916)	(573)	(57)%	(87)	(9)%
Unrealized gain (loss) on derivative instruments	818	(4,254)	-	5,072	119%	(4,254)	(100)%
Miscellaneous, net	1,910	2,737	1,028	(827)	(30)%	1,709	166%
Other income (expense)	$1,774	$(2,107)	$1,409	$3,881	184%	$(3,516)	(250)%

Provision for income taxes	$(9,851)	$(12,707)	$(15,167)	$2,856	22%	$2,460	16%

Effective tax rate	43%	57%	39%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•
Interest expense increased during 2005 primarily due to additional borrowings for the acquisition of the Louisiana Operations combined with a rising interest rate environment offset partially by a reduction of interest expense during the fourth quarter of 2005 resulting from lower debt balances due to the pay-off of debt in conjunction with the sale of the assets of Hollywood Park.

•
We recognized an unrealized gain on derivative instruments of $0.8 million in 2005 compared to losses of $4.3 million in the prior year, which was attributable to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•
Miscellaneous income decreased during 2005 as a result of a $1.6 million gain realized on the sale of 19% of our interest in Kentucky Downs during the fourth quarter of 2004, which was partially offset by increased minority interest income related to the investment in Hoosier Park.

•
Our effective tax rate decreased from 57% in 2004 to 43% in 2005 resulting from the non-taxable unrealized gain on derivative instruments and the non-deductible portion of the asset impairment loss recognized during 2004.

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
•
Our effective tax rate increased from 39% in 2003 to 57% in 2004 resulting from the non-deductibility of the legislative initiative costs, a portion of the asset impairment loss and the unrealized loss on derivative instruments.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands)	Year ended December 31			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Kentucky Operations	$119,642	$112,710	$110,845	$6,932	6%	$1,865	2%
Arlington Park	84,188	87,951	87,012	(3,76)	(4)%	939	1%
Calder Race Course	92,736	92,111	91,753	625	1%	358	-
Hoosier Park	40,869	41,649	43,011	(780)	(2)%	(1,362)	(3)%
Louisiana Operations	55,564	13,237	-	42,327	320%	13,237	100%
CDSN	67,272	60,121	60,721	7,151	12%	(600)	(1)%
Total racing operations	460,271	407,779	393,342	52,492	13%	14,437	4%
Other investments	2,954	3,040	5,060	(86)	(3)%	(2,020)	(40)%
Corporate revenues	702	21	28	681	3,243%	(7)	(25)%
Eliminations	(55,126)	(49,653)	(49,925)	(5,473)	(11)%	272	1%
	$408,801	$361,187	$348,505	$47,614	13%	$12,682	4%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Significant items affecting comparability of our revenues by segment include:

•
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $42.3 million to the overall increase in revenues. Additionally, CDSN revenues and eliminations increased primarily as a result of the acquisition of the Louisiana Operations.

•
Net revenues from the Kentucky Operations increased as we realized benefits from the opening of the newly renovated Churchill Downs racetrack facility, including increased attendance during the week of the Kentucky Derby, which was partially offset by lower revenues at Ellis Park primarily due to 13 fewer days of live racing during the year ended December 31, 2005 compared to 2004.

•
During January and February, when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois The IRB appointed Arlington Park as the host track in Illinois for 29 days during January 2005 compared to 52 days during portions of January and February of 2004, which resulted in reduced revenues of $4.4 million during the year ended December 31, 2005 compared to 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Significant items affecting comparability of our revenues by segment include:

•	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations which contributed $13.2 million to the overall increase in revenues.
•
Our Kentucky Operations revenues increased primarily due to incremental Jockey Club luxury suite sales for Kentucky Derby and Oaks days as well as a decision to run a six-day per week live meet at Ellis Park compared to a five-day per week live meet during 2003. These increases were partially offset by a decrease in pari-mutuel revenues attributable to inclement weather and reduced attendance resulting from the impact of the Churchill Downs racetrack facility renovation project, referred to as the "Master Plan."

Return to Index

•
During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 52 days during portions of January and February 2004 compared to 30 days during January 2003. Additionally, Arlington Park pari-mutuel revenues improved in 2004 as a result of the 2003 Illinois horsemen's strike, which negatively affected wagering prior to the strike being resolved in April 2003. Offsetting some of the revenue increases, pari-mutuel revenue decreased due to eight fewer days of live racing during 2004 compared to 2003.

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

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands)	Year ended December 31			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Kentucky Operations	$108,328	$107,919	$99,141	$409	-	$8,778	9%
Arlington Park	84,222	81,887	82,254	2,335	3%	(367)	-
Calder Race Course	88,033	88,509	82,133	(476)	(1)%	6,376	8%
Hoosier Park	42,062	41,268	42,138	794	2%	(870)	(2)%
Louisiana Operations	61,438	13,749	-	47,689	347%	13,749	100%
CDSN	50,863	46,230	46,464	4,633	10%	(234)	(1)%
Total racing operations	434,946	379,562	352,130	55,384	15%	27,432	8%
Other investments	2,712	2,864	5,645	(152)	(5)%	(2,781)	(49)%
Corporate expenses	18,045	10,439	8,596	7,606	73%	1,843	21%
Eliminations	(67,789)	(56,261)	(54,932)	(11,528)	(20)%	(1,329)	(2)%
	$387,914	$336,604	$311,439	$51,310	15%	$25,165	8%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Significant items affecting comparability of our expenses by segment include:

•
During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which resulted in a $47.7 million increase in expenses. CDSN expenses and eliminations also increased primarily as a result of the acquisition of the Louisiana Operations.

•
Corporate expenses increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, including increased costs of $2.2 million associated with a supplemental benefit plan for the chief executive officer as a result of an amendment to an employment contract during 2005. Additionally, we incurred increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our customer relationship marketing initiative.

•
Arlington Park expense increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, which includes expenses of $0.4 million associated with the retirement of the racetrack president during 2005, lower purse overpayment recoveries, higher insurance and utility costs and increased costs associated with the customer relationship management initiative, which was partially offset by decreased purse expense as a result of fewer days that Arlington Park was appointed the host track in Illinois.

•
Expenses from the Kentucky Operations increased primarily as a result of additional depreciation expenses of $3.2 million, as well as increased operating expense due to the completion of the Churchill Downs racetrack facility renovation project during the second quarter of 2005, which was mostly offset by impairment losses of $6.2 million recognized at Ellis Park during the year ended December 31, 2004. Also, Ellis Park purse expenses decreased primarily as a function of lower pari-mutuel revenues primarily due to 13 fewer days of live racing.

Return to Index

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Significant items affecting comparability of our expenses by segment include:

•	During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which contributed $13.7 million to the overall increase in expenses.
•
Kentucky Operations expenses increased primarily as a result of the $6.2 million asset impairment charges at Ellis Park during the third quarter of 2004 based on management's consideration of historical and forecasted operating results of the facility. The increase was also due to temporary facilities expenses associated with our infield hospitality tent to accommodate patrons during the Kentucky Oaks and Derby days as well as increased expenses associated with our Personal Seats Licensing ("PSL") program.

•	Calder Race Course expenses increased partially as a result of $3.6 million incurred in Florida related to the slot initiative.
•	Other investment expenses decreased consistent with the decrease in revenues as noted above.

Discontinued Operations

The following table presents earnings (loss) from discontinued operations for the years ended December 31, 2005, 2004 and 2003.

(In thousands)	Year ended December 31			05 vs. 04 Change		04 vs. 03 Change
	2005	2004	2003	$	%	$	%
Net revenues	$70,080	$101,328	$95,551	$(31,248)	(31)%	$5,777	6%
Operating expenses	62,891	88,645	85,835	(25,754)	(29)%	2,810	3%
Gross profit	7,189	12,683	9,716	(5,494)	(43)%	2,967	31%
Selling, general and administrative expenses	3,261	6,592	3,723	(3,331)	(51)%	2,869	77%
Operating income	3,928	6,091	5,993	(2,163)	(36)%	98	2%
Other income (expense):
Interest income	20	22	19	(2)	(9)%	3	16%
Interest expense	(8,806)	(5,687)	(5,305)	(3,119)	(55)%	(382)	(7)%
Miscellaneous, net	3	3	-	-	-	3	100%
Other income (expense)	(8,783)	(5,662)	(5,286)	(3,121)	(55)%	(376)	(7)%
(Loss) earnings before provision for income taxes	(4,855)	429	707	(5,284)	(1,232)%	(278)	(39)%
Benefit (provision) for income taxes	1,057	(1,283)	(636)	2,340	182%	(647)	(102)%
(Loss) earnings from operations	(3,798)	(854)	71	(2,944)	(345)%	(925)	(1,303)%
Gain on sale of assets, net of income taxes	69,896	-	-	69,896	100%	-	-
Net earnings (loss)	$66,098	$(854)	$71	$66,952	7,840%	$(925)	(1,303)%

Return to Index

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Significant items affecting comparability of earnings (loss) from discontinued operations include:

•	Net revenues, operating expenses and selling, general and administrative expenses are lower as a result of the sale of the assets of Hollywood Park during the third quarter of 2005.
•
We used proceeds from the sale of the assets of Hollywood Park to pay off the debt balances under the revolving loan facility and the variable rate senior notes. As such, all interest expenses related to these facilities has been allocated to discontinued operations for the twelve months ended December 31, 2005 and 2004. Interest expense increased as a result of additional borrowings for the acquisition of the Louisiana Operations, as well as a higher interest rate environment.

•	During the year ended December 31, 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2005 and 2004:

(In thousands)	Year ended December 31,		05 vs. 04 Change
	2005	2004	$	%
Total assets	$514,542	$642,277	$(127,735)	(20)%
Total liabilities	$198,311	$403,849	$(205,538)	(51)%
Total shareholders' equity	$316,231	$238,428	$77,803	33%

•
Total assets decreased during 2005 primarily due to the sale of the assets of Hollywood Park, which was partially offset by increased plant and equipment, primarily attributable to additions related to the Master Plan at Churchill Downs.

•	Total liabilities decreased during 2005 primarily as a result of the pay-off of long-term debt in conjunction with the sale of the assets of Hollywood Park.

  Liquidity and Capital Resources

  The following table is a summary of our liquidity and capital resources:

(In thousands)	Year ended December 31,			05 vs. 04 Change		05 vs. 04 Change
	2005	2004	2003	$	%	$	%
Operating activities	$(1,325)	$48,386	$47,040	$(49,711)	(103)%	$1,346	3%
Investing activities	$205,023	$(135,781)	$(41,749)	$340,804	251%	$(94,032)	(225)%
Financing activities	$(208,655)	$98,649	$(3,513)	$(307,304)	(312)%	$102,162	2,908%

•	Cash flows from operating activities during 2005 decreased significantly compared to 2004 primarily as a result of the sale of the assets of Hollywood Park.
•
Cash flows provided by operating activities during the year ended December 31, 2004 increased primarily due to advance payments made relative to the PSL program and luxury suite sales, which was mostly offset by a decrease in earnings.

•
Cash flows from investing activities increased during the year ended December 31, 2005 compared to the same period of 2004 primarily as a result of proceeds received on the sale of the assets of Hollywood Park.

•
Cash flows from investing activities decreased during the year ended December 31, 2004 primarily as a result of capital expenditures related to the Master Plan, as well as the acquisition of the Louisiana Operations during the fourth quarter of 2004.

•	Cash flows from financing activities during 2005 decreased primarily as a result of the pay-off of long-term debt in conjunction with the sale of the assets of Hollywood Park.
•	During 2004, we increased our borrowings on our revolving line of credit to fund the acquisition of the Louisiana Operations, as well as to fund our Master Plan.

Return to Index

Credit Facilities and Indebtedness

On September 23, 2005, we entered into an Amended and Restated Credit Agreement (the "Agreement"). The Guarantors under the Agreement are a majority of our wholly-owned subsidiaries. The Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003. The Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit sub-facility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million). The facility terminates on September 23, 2010. Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

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

We used a portion of the net cash proceeds of $248.3 million from the sale of the assets of Hollywood Park to pay off outstanding principal and interest of approximately $229.0 million under our revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010 (the "Senior Notes"). The remaining cash proceeds were used to pay income taxes generated by the gain on the sale of assets during the fourth quarter. We also terminated our interest rate swap contracts resulting in a net gain on termination of approximately $981.5 thousand. Management believes that cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our cash requirements for the year.

Our principal commitments to make future payments consist of repayments of borrowings under our revolving credit facility and obligations under operating lease agreements. Our contractual obligations at December 31, 2005 are summarized as follows ($ in thousands):

Contractual Obligation

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$-	$-	$15,602	$18,191	$33,793
Interest expense	1,530	3,060	2,855	2,568	10,013
Operating leases	3,353	4,286	3,182	654	11,475
Total	$4,883	$7,346	$21,639	$21,413	$55,281

Return to Index

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") to replace SFAS No. 123, "Accounting for Stock-Based Compensation,” and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Upon adoption of SFAS No. 123(R), compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. During the fourth quarter of 2004, we terminated our stock option plans and adopted a restricted stock plan. Except for grants made in accordance with the Employee Stock Purchase Plan, no stock options were granted during the years ended December 31, 2005 and 2004, and we have no current intentions of granting stock options during the year ended December 31, 2006. Upon adoption of SFAS No. 123(R), we will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 of our Consolidated Financial Statements for additional details related to pro forma stock-based compensation expense. Management has determined that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated results of operations and earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, we had $15.6 million of total debt outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase or decrease in the LIBOR rate would increase or decrease annual pre-tax earnings, recorded fair value and cash flows by $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Churchill Downs Incorporated:

We have completed integrated audits of Churchill Downs Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.

Return to Index

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of net earnings and comprehensive earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Return to Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Louisville, Kentucky
March 13, 2006

Return to Index
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,737	$24,950
Restricted cash	4,946	7,267
Accounts receivable, net of allowance for doubtful accounts of $786 in 2005 and $881 in 2004	42,823	45,568
Deferred income taxes	3,949	3,940
Other current assets	8,879	3,809
Assets held for sale	-	142,445
Total current assets	83,334	227,979

Other assets	13,020	16,883
Plant and equipment, net	346,530	324,738
Goodwill	53,528	53,528
Other intangible assets, net	18,130	19,149
Total assets	$514,542	$642,277

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,957	$22,827
Purses payable	14,564	16,629
Accrued expenses	44,003	31,911
Dividends payable	6,520	6,430
Deferred revenue	26,219	25,880
Liabilities associated with assets held for sale	-	9,221
Total current liabilities	119,263	112,898

Long-term debt	33,793	242,770
Other liabilities	20,971	20,424
Deferred revenue	18,614	19,071
Deferred income taxes	5,670	8,686
Total liabilities	198,311	403,849

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares; issued: 13,132 shares and 12,904 shares in 2005 and 2004, respectively	121,270	114,930
Retained earnings	198,001	125,613
Unearned compensation	(3,040)	(1,935)
Accumulated other comprehensive loss	-	(180)
Total shareholders' equity	316,231	238,428
Total liabilities and shareholders' equity	$514,542	$642,277

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
Years ended December 31,
(in thousands, except per share data)

	2005	2004	2003
Net revenues:
Net pari-mutuel wagering	$297,509	$274,374	$271,313
Non-wagering	111,292	86,813	77,192
	408,801	361,187	348,505
Operating expenses:
Purses	127,139	114,164	113,484
Other direct expenses	215,090	180,255	167,587
	342,229	294,419	281,071
Gross profit	66,572	66,768	67,434
Selling, general and administrative expenses	45,685	35,983	30,368
Asset impairment loss	-	6,202	-
Operating income	20,887	24,583	37,066
Other income (expense):
Interest income	622	413	1,297
Interest expense	(1,576)	(1,003)	(916)
Unrealized gain (loss) on derivative instruments	818	(4,254)	-
Miscellaneous, net	1,910	2,737	1,028
	1,774	(2,107)	1,409
Earnings from continuing operations before provision for income taxes	22,661	22,476	38,475
Provision for income taxes	(9,851)	(12,707)	(15,167)
Net earnings from continuing operations	12,810	9,769	23,308
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(3,798)	(854)	71
Gain on sale of assets	69,896	-	-
Net earnings	78,908	8,915	23,379
Other comprehensive earnings (loss), net of tax:
Change in fair value of cash flow hedges	180	181	(139)
Comprehensive earnings	$79,088	$9,096	$23,240

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$0.98	$0.74	$1.77
Discontinued operations	4.94	(0.07)	-
Net earnings	$5.92	$0.67	$1.77
Diluted
Net earnings from continuing operations	$0.96	$0.73	$1.74
Discontinued operations	4.90	(0.06)	0.01
Net earnings	$5.86	$0.67	$1.75

Weighted average shares outstanding:
Basic	12,920	13,196	13,189
Diluted	13,500	13,458	13,392

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index
CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	Common Stock		Retained	Note Receivable Common	Unearned Compen-	Accumulated Other Comprehen-
	Shares	Amount	Earnings	Stock	sation	sive Loss	Total
Balances, December 31, 2002	13,157	$126,043	$106,374	$(65)	$-	$(222)	$232,130

Net earnings			23,379				23,379

Issuance of common stock for employee benefit plans	93	2,540					2,540

Proceeds from note receivable for common stock				65			65

Cash dividends, $0.50 per share			(6,625)				(6,625)

Change in fair value of cash flow hedges						(139)	(139)
Balances, December 31, 2003	13,250	128,583	123,128	-	-	(361)	251,350

Net earnings			8,915				8,915

Issuance of common stock for employee benefit plans	149	3,787					3,787

Grant of restricted stock	45	1,968			(1,968)		-

Amortization of restricted stock grants					33		33
Redemption of common stock	(540)	(19,408)					(19,408)

Cash dividends, $0.50 per share			(6,430)				(6,430)

Change in fair value of cash flow hedges						181	181
Balances, December 31, 2004	12,904	114,930	125,613	-	(1,935)	(180)	238,428

Net earnings			78,908				78,908

Issuance of common stock for employee benefit plans	175	4,453					4,453

Grant of restricted stock, net of forfeitures	53	1,887			(1,887)		-

Amortization of restricted stock					782		782

Cash dividend, $0.50 per share			(6,520)				(6,520)

Change in fair value of cash flow hedges						180	180
Balances, December 31, 2005	13,132	$121,270	$198,001	$-	$(3,040)	$-	$316,231

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, (in thousands)
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$78,908	$8,915	$23,379
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	24,565	21,927	20,483
Asset impairment loss	-	6,202	-
Gain on sale of Hollywood Park	(112,737)	-	-
Gain on sale of Kentucky Downs interest	-	(1,613)	-
Unrealized (gain) loss on derivative instruments	(818)	4,254	-
Other	1,950	120	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	1,675	(5,331)	1,634
Accounts receivable	377	(1,684)	(1,068)
Other current assets	(439)	5,226	1,437
Accounts payable	(138)	(6,864)	(198)
Purses payable	(2,064)	8,045	4,392
Accrued expenses	5,039	2,835	(663)
Deferred revenue	5,155	13,351	3,174
Other assets and liabilities	(2,798)	(6,997)	(5,530)
Net cash (used in) provided by operating activities	(1,325)	48,386	47,040

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(58,609)	-
Acquisition of additional interest in CBT	-	-	(894)
Additions to plant and equipment, net	(43,238)	(77,172)	(40,855)
Proceeds from sale of Hollywood Park	248,261	-	-
Net cash provided by (used in) investing activities	205,023	(135,781)	(41,749)

Cash flows from financing activities:
Borrowings on bank line of credit	543,415	498,167	350,014
Repayments of bank line of credit	(652,813)	(393,167)	(325,085)
Repayments of revolving loan facility for refinancing	-	-	(120,929)
(Repayments of) proceeds from senior notes, net of expenses	(100,000)	-	98,229
Decrease in other long-term debt, net	-	(1,618)	(512)
Change in book overdraft	3,238	(1,895)	(1,257)
Proceeds from note receivable for common stock	-	-	65
Payment of dividends	(6,430)	(6,625)	(6,578)
Common stock issued	3,935	3,787	2,540
Net cash (used in) provided by financing activities	(208,655)	98,649	(3,513)

Net (decrease) increase in cash and cash equivalents	(4,957)	11,254	1,778
Cash and cash equivalents, beginning of year	27,694	16,440	14,662
Cash and cash equivalents, end of year	22,737	27,694	16,440
Cash and cash equivalents included in assets held for sale	-	2,744	2,491
Cash and cash equivalents in continuing operations	$22,737	$24,950	$13,949

Return to Index

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, (in thousands)
	2005	2004	2003
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	10,161	7,477	6,104
Income taxes	53,790	17,775	17,177

Schedule of Non-cash Activities:
Plant and equipment additions included in accounts payable and accrued expenses	3,259	2,064	7,208
Issuance of convertible promissory note for common stock	-	16,669	-
Common stock received in consideration of the sale of Kentucky Downs interest	-	3,200	-
Issuance of common stock in connection with the Restricted Stock Plan	1,936	1,968	-
Assets acquired and liabilities assumed from acquisition of businesses:
Restricted cash	-	323	-
Other current assets	-	8,060	-
Plant and equipment, net	-	45,066	-
Intangible assets	-	15,463	-
Other assets	-	140	-
Accounts payable	-	8,408	-
Accrued expenses	-	1,737	-
Deferred tax liability	-	298	-

The accompanying notes are an integral part of the consolidated financial statements.

Return to Index

Notes to Consolidated Financial Statements (Continued)

1.	Basis Of Presentation And Summary Of Significant Accounting Policies

Basis of Presentation

The Company conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, Florida, Illinois and Louisiana. In addition, the Company, through its Indiana subsidiary Hoosier Park L.P. ("Hoosier Park"), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering. The Company's Kentucky, Florida, Illinois, Indiana and Louisiana operations are subject to regulation by the racing commissions of the respective states.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Churchill Downs California Company and Churchill Downs California Fall Operating Company (collectively referred to as "Hollywood Park"), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course ("Calder Race Course"), Arlington Park Racecourse, LLC and Arlington Management Services, LLC ("Arlington Park"), Churchill Downs Louisiana Horseracing Company, L.L.C. ("CDI Louisiana"), Churchill Downs Louisiana Video Poker Company, L.L.C. ("CD Louisiana Video") and its wholly-owned subsidiary, Video Services, Inc. ("VSI"), collectively referred to as the Louisiana Operations, Ellis Park Race Course, Inc. ("Ellis Park"), Churchill Downs Management Company ("CDMC"), Churchill Downs Investment Company ("CDIC"), Churchill Downs Simulcast Productions ("CDSP"), Anderson Park Inc. ("Anderson") and its majority-owned subsidiary, Hoosier Park. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Return to Index
Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The Company determines the initial carrying value of its intangibles in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible. For definite-lived intangibles, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. The intangible asset relating to the Illinois Horse Race Equity fund is not being amortized, as revenues relating to the intangible are not yet being recognized. Amortization of the Indiana racing license is provided over 40 years using the straight-line method. Other definite-lived intangible assets are being amortized over their estimated useful lives ranging from 2 to 17 years using the straight-line method.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets' carrying amount to determine if an impairment loss should be recorded. If the assets’ carrying amount exceeds the estimated future undiscounted cash flows associated with the assets, an impairment loss equal to the amount by which the assets’ carrying amount exceeds their fair value is recognized.

In addition, goodwill is otherwise tested for impairment on an annual basis, at a minimum, in the first quarter of each year. In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2005, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

Other Assets

Loan origination costs on the Company's revolving line of credit are being amortized under the straight-line method over the terms of the loans, which approximates the effective interest method.

Interest Rate Swaps

From time to time, the Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt and assesses whether such swaps are cash flow hedges of anticipated interest payments. The Company's interest rate swap contracts have historically matched the critical terms of the underlying debt, thus qualifying for hedge accounting. Such critical terms include the notional amounts, benchmark interest rate basis, interest rate dates and payment dates. Upon qualification for hedge accounting, the fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income.

Return to Index
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company's pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed. Non-wagering revenues also include Indiana riverboat admissions subsidy and are recognized on a straight-line basis over the Company's fiscal year.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state's racing regulatory body. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 70% of the Company's annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at the Company's live tracks and also wagers made on imported simulcast signals by patrons at the Company's racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company's racetracks when the respective tracks are not conducting live race meets and at the Company's off-track betting facilities (“OTBs”) throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or account wagering, consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company's various locations range from approximately 15% to 27%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and average approximately 50%.

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Oaks races in Kentucky and other advanced billings on racing events. Revenues from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses ("PSL") and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders' Cup races in Kentucky and have a contractual life of 30 years. Revenue from PSLs is recognized when the Kentucky Derby, Oaks and Breeders' Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a pre-determined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.

Purse Expense

The Company recognizes purse expense from the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of races run at the Company's racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are received.

Return to Index

Notes to Consolidated Financial Statements (Continued)

Income Taxes

Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the financial statements or tax returns.

Adjustments to deferred taxes are determined based upon the changes in differences between the book basis and tax basis of assets and liabilities, measured by future tax rates the Company estimates will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

Legislative Costs

The Company expenses legislative costs at the time such costs are incurred.

Un-Cashed Winning Tickets

The Company's policy for un-cashed winning pari-mutuel tickets follows the requirements as set forth by each state's pari-mutuel wagering laws. The Company will either remit un-cashed pari-mutuel ticket winnings to the state according to the state's escheat laws or will maintain the liability during the required holding period according to state law at which time the Company will recognize it as income.

Minority Interest

The Company consolidates assets, liabilities and the earnings or losses from Hoosier Park in the consolidated financial statements of the Company. A minority interest liability is included in the "Other liabilities" caption of the Consolidated Balance Sheets under the non-current section. The minority interest expense (or income) is recorded in Miscellaneous, net under the "Other income (expense)" section on the Consolidated Statements of Net Earnings.

Insurance Recoveries

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one accounting period and the amounts to be recovered are collected in a subsequent accounting period, management uses estimates and judgment to determine the amounts that are probable of recovery as specified in Financial Accounting Standards Board Interpretation No. 30, "Accounting for Involuntary Conversions of Nonmonetary Asses to Monetary Assets."

Worker's Compensation and General Liability Self-Insurance

The Company is substantially self-insured for losses related to workers' compensation and general liability claims with stop-loss insurance for both coverages. Losses are accrued based upon the Company's undiscounted estimates of the aggregate liability for claims incurred based on historical experience and certain actuarial assumptions. Recoveries from third party insurance companies are also estimated and accrued.

Advertising

The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred, or when the advertising is run.

Return to Index

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." ("APB 25") Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation" ("SFAS No. 123"), the Company's net earnings and net earnings per common share for 2005, 2004 and 2003 would approximate the pro forma amounts presented below:

(in thousands, except per share data)	2005	2004	2003
Net earnings, as reported	$78,908	$8,915	$23,379
Add: Stock-based compensation expense included in reported net earnings, net of tax benefit	782	33	-
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(1,480)	(1,515)	(2,130)
Pro forma net earnings	$78,210	$7,433	$21,249

Net earnings per common share:
As reported
Basic	$5.92	$0.67	$1.77
Diluted	$5.86	$0.67	$1.75
Pro forma
Basic	$5.87	$0.56	$1.61
Diluted	$5.79	$0.56	$1.59

The effects of applying SFAS No. 123 in this pro forma disclosure are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. We anticipate making awards in the future under stock-based compensation plans.

No options were granted during 2005 or 2004. The weighted average fair value of each option granted during 2003 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

2003
Weighted average fair value at grant date	$18.72

Dividend yield	1.29%
Expected volatility	53.54%
Risk-free interest rate	3.54%
Expected option life (years)	8.1

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS. The Company has determined that the convertible promissory note issued to a shareholder as described in Note 12 is a participating security. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of diluted net loss per common share. For periods when the Company reports net earnings, potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net earnings per common share (see Note 17).

Return to Index
Notes to Consolidated Financial Statements (Continued)

Discontinued Operations

The results of operations and gain on the sale of assets or assets held for sale are reflected in the Consolidated Statements of Net Earnings as "discontinued operations" for all periods presented. Interest expense on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of property and equipment, allowance for doubtful accounts receivable, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the Company operates, and to the aggregate costs for self-insured liability claims.

Reclassifications

Certain financial statement amounts have been reclassified in prior years to conform to current year presentation.

2.	Discontinued Operations

Sale of Assets of Hollywood Park

On September 23, 2005, Churchill Downs California Company ("CDCC"), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California ("Hollywood Park") to Hollywood Park Land Company, LLC (the "Purchaser") pursuant to the Asset Purchase Agreement (the "Purchase Agreement") dated July 6, 2005. Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack, which includes land, buildings, improvements and equipment, and the Building in which the Hollywood Park Casino is operated and related fixtures for a purchase price of $260.0 million cash (the "Assets"), and in addition, the Purchaser agreed to assume certain liabilities of CDCC related to the Assets, subject to certain adjustments contained in the Purchase Agreement as described below. The actual cash proceeds received by CDCC on September 23, 2005, including the amounts applied to pay off indebtedness, was $254.6 million after the adjustments described below, which excludes transaction costs of $5.4 million and cash sold of $856.8 thousand.

In connection with the closing of the transactions contemplated by the Purchase Agreement, as amended, between CDCC and Bay Meadows Land Company, LLC ("Bay Meadows"), CDCC and the Purchaser, the assignee of Bay Meadows, entered into a letter agreement (the "Letter Agreement") modifying the Purchase Agreement between CDCC and Bay Meadows. Pursuant to the Letter Agreement, the parties agreed at closing of the Purchase Agreement to reduce the purchase price of the assets acquired by the Purchaser by $2.5 million to address environmental remediation issues and to provide a working capital adjustment in favor of the Purchaser in the amount of $2.5 million. In addition, as of the closing, the parties agreed that CDCC would retain certain immaterial liabilities and certain simulcast receivables and payables.

Use of Proceeds

The Company used a portion of the cash proceeds from the sale to pay off outstanding principal and interest of approximately $229.0 million under its revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010 (the "Senior Notes"). The remaining cash proceeds were used to pay income taxes generated by the gain on the sale of assets during the fourth quarter. In connection with the pay-off of the Senior Notes, approximately $646.2 thousand of deferred finance costs were written off against interest expense that is included in discontinued operations. The Company also terminated its interest rate swap contracts resulting in a net gain on termination of approximately $981.5 thousand, which is also included in interest expense within discontinued operations. Amounts included in accumulated other comprehensive income related to the derivatives were also reclassified to current earnings from discontinued operations.

Return to Index
Notes to Consolidated Financial Statements (Continued)

Agreement of Indemnity - Multi-Employer Retirement Plans

In connection with the sale, the Company transferred its obligations as a member in various noncontributory defined benefit multi-employer retirements plans, which are administered primarily by unions, to the Purchaser. Under the terms of an indemnity agreement included in the Purchase Agreement, in the event the Purchaser withdraws in a complete or partial withdrawal from any of the multi-employer retirement plans due to a cessation of the Hollywood Park Racetrack business on or before the last day of the fifth plan year beginning immediately after the close of the sale, the Company agreed to indemnify and hold the Purchaser harmless from and against any withdrawal liability incurred by the Purchaser in connection with such complete or partial withdrawal, provided that the aggregate amount of such withdrawal liability shall not exceed the amount of the withdrawal liability that would have been incurred by the Company if the Company had completely withdrawn from the applicable plans on the date of the closing of the sale. Because management has determined as of December 31, 2005, it is probable that the Hollywood Park Racetrack business will cease on or before the last day of the fifth plan year beginning immediately after the closing of the sale, the Company has recognized a liability of $5.6 million against the gain on the sale of assets equal to an estimate of the total withdrawal liability as of the date of the closing of the sale as calculated using actuarial assumptions in accordance with applicable plan provisions and the Employee Retirement Income Security act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980.

Financial Information

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sale of the Assets has been accounted for as discontinued operations. Accordingly, the results of operations of the Assets for all periods presented and the gain on the sale have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings. Set forth below is a summary of the results of operations of the Assets sold for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
(in thousands)	2005	2004	2003
Net revenues	$70,080	$101,328	$95,551
Operating expenses	62,891	88,645	85,835
Gross profit	7,189	12,683	9,716
Selling, general and administrative expenses	3,261	6,592	3,723
Operating income	3,928	6,091	5,993
Other income (expense):
Interest income	20	22	19
Interest expense	(8,806)	(5,687)	(5,305)
Miscellaneous, net	3	3	-
Other income (expense)	(8,783)	(5,662)	(5,286)
(Loss) earnings before provisions for income taxes	(4,855)	429	707
Benefit (provision) for income taxes	1,057	(1,283)	(636)
(Loss) earnings from operations	(3,798)	(854)	71
Gain on sale of assets, net of income taxes	69,896	-	-
Net earnings (loss)	$66,098	$(854)	$71

Return to Index

Notes to Consolidated Financial Statements (Continued)

Set forth below is a summary of the assets held for sale as of December 31, 2004 (in thousands):

December 31, 2004
Current assets:
Cash and cash equivalents	$2,744
Accounts receivable	5,294
Other current assets	410
Other assets	91
Plant and equipment, net	133,906
Assets held for sale	142,445
Current liabilities:
Accounts payable	3,388
Accrued expenses	5,772
Deferred revenue	61
Liabilities associated with assets held for sale	9,221
Net assets held for sale	$133,224

3.	Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area ("New Orleans"). The Company's Louisiana Operations, including Fair Grounds, its 11 OTBs and Video Services, Inc., the exclusive operator of more than 700 video poker machines, closed as a result of this disaster. On October 26, 2005, five OTBs, including four that offer video poker, reopened to the public. Two additional OTBs, both of which offer video poker, reopened to the public on each of December 16, 2005 and February 2, 2006. Also, on September 13, 2005, the Company reached an agreement with Harrah's Bossier City Investment Company, L.L.C., d/b/a Harrah's Louisiana Downs, for a shortened Fair Grounds race meet from November 19, 2005 through January 22, 2006, for a total of 37 race dates. Under the agreement, the 37 race dates were conducted at Harrah's Louisiana Downs in Bossier City, Louisiana. Due to the fact that Hurricane Katrina had a significant impact on New Orleans, the Company is currently evaluating if or when the remaining portion of its Louisiana Operations will recommence.

A significant portion of the assets of the Company's Louisiana Operations has suffered damages from Hurricane Katrina. The Company carries property and casualty insurance, as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. As of December 31, 2005, the Company has received $4.0 million in insurance proceeds in advance. Approximately $2.2 million of the proceeds was recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by Hurricane Katrina that were actually incurred through December 31, 2005, that management determined are probable of recovery under an existing business interruption insurance policy. The remaining $1.8 million of proceeds has been recorded as a current liability in the Company's Consolidated Balance Sheet as of December 31, 2005, until such time that management identifies additional future business interruption or property and casualty losses that are deemed probable of recovery under existing insurance policies. The Company has not yet determined the ultimate impact that Hurricane Katrina will have on its results of operations. However, under existing policies, the Company is required to pay a $500.0 thousand deductible related to any recoveries for damages.

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

Return to Index
Notes to Consolidated Financial Statements (Continued)

A significant portion of the assets of Calder Race Course has suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. Approximately $0.2 million of insurance recoveries was accrued against selling, general and administrative expenses related to costs incurred to clean up the property after the hurricane as management determined that it is probable such costs will be recovered based on the terms of an existing insurance policy. The Company does not believe that Hurricane Wilma will have a material, adverse impact on its results of operations. Under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park racetrack and its on-site simulcast facility. Ellis Park sustained damage to its stable area as well as several other buildings at the racetrack. Ellis Park also lost power during the storm and closed as a result. Simulcast operations at Ellis Park resumed on November 16, 2005 and Ellis Park will conduct its scheduled racing meeting during 2006. The Company carries property and casualty insurance as well as business interruption insurance. Approximately $0.1 million of insurance recoveries was accrued against selling, general and administrative expenses related to costs incurred to clean up the property after the tornado as management determined that it is probable such costs will be recovered based on the terms of an existing insurance policy. The Company does not believe that the tornado damage will have a material, adverse impact on its results of operations.

4.	Acquisitions And Other Transactions

Acquisitions Closed During the Fourth Quarter of 2004

On October 14, 2004, the Company, through its wholly-owned subsidiary CDI Louisiana, completed its previously announced acquisition of Fair Grounds Race Course in New Orleans, Louisiana, including a Thoroughbred race track, 145 acres of land, support facilities and OTB facilities associated with the racetrack, from Fair Grounds Corporation, for $47 million in cash (subject to closing adjustments), excluding costs of acquisition incurred at closing. The acquisition, pursuant to an asset purchase agreement, as amended, among the Company, CDI Louisiana and Fair Grounds Corporation (the "Fair Grounds Purchase Agreement"), was approved by the United States Bankruptcy Court for the Eastern District of Louisiana pursuant to the amended plan of reorganization of Fair Grounds Corporation in its Chapter 11 bankruptcy case.
In conjunction with the acquisition of Fair Grounds Race Course, the Company, through CDI Louisiana, also completed the acquisition of certain assets of Finish Line Management Corporation ("Finish Line") for approximately $6.7 million in cash, excluding acquisition costs incurred at closing, pursuant to an agreement among CDI Louisiana, the Company, Finish Line and Bryan G. Krantz (the "Finish Line Agreement"). The Finish Line assets acquired consist primarily of five OTB facilities in the New Orleans area. The Company also agreed to forgive a receivable due from Finish Line to Fair Grounds Corporation and to waive any additional claims of Fair Grounds Corporation against Finish Line, which the Company acquired in the acquisition of assets from Fair Grounds Corporation. The Company also entered into a 3-year consulting agreement with Bryan G. Krantz, the President of Fair Grounds Corporation and Finish Line. Under the consulting agreement, Mr. Krantz was paid $300 thousand at closing and will be paid compensation of $400 thousand per year, along with health insurance. The Finish Line transaction also included a lease of an OTB from Family Racing Venture, LLC, an affiliate of Finish Line and Mr. Krantz.

Also, in conjunction with the Fair Grounds Race Course acquisition, the Company acquired all of the stock of VSI, the owner and operator of more than 700 video poker machines in nine locations, including the Fair Grounds Race Course, from Louisiana Ventures, Inc., Steven M. Rittvo, Ralph Capitelli and T. Carey Wicker III (collectively "Sellers") for approximately $4 million in cash, excluding acquisition costs incurred at closing, pursuant to a Stock Purchase Agreement (the "VSI Agreement") among the Sellers and CD Louisiana Video, a wholly-owned subsidiary of the Company. The results of operations of CDI Louisiana and CD Louisiana Video (collectively the "Louisiana Operations") are included in the Company's consolidated financial statements from the date of acquisition during the fourth quarter of 2004.

Return to Index

Notes to Consolidated Financial Statements (Continued)

The acquisitions of Fair Grounds Race Course, Finish Line and VSI were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

(in thousands)	Fair Grounds Race Course and Finish Line	VSI	Total
Cash and cash equivalents	$530	$2,673	$3,203
Restricted cash	323	-	323
Other current assets	8,060	-	8,060
Other assets	133	7	140
Plant and equipment	43,459	1,607	45,066
Goodwill	-	3,127	3,127
Other intangible assets	12,336	-	12,336
Total assets acquired	64,841	7,414	72,255

Accounts payable	8,330	78	8,408
Accrued expenses	-	1,737	1,737
Deferred tax liability	-	298	298
Total liabilities acquired	8,330	2,113	10,443

Net assets acquired	56,511	5,301	61,812
Less cash acquired	(530)	(2,673)	(3,203)
Net cash paid	$55,981	$2,628	$58,609

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

Pro Forma

The following table illustrates the effect on net earnings and earnings per share as if the Company had consummated the acquisition of Fair Grounds Race Course, Finish Line and VSI as of January 1, 2003:

	Years Ended December 31,
(in thousands, except per share data)	2004	2003
Net revenues from continuing operations	$414,903	$418,770
Net earnings from continuing operations	$5,201	$18,906
Net earnings	$4,347	$18,977

Earnings per common share
Basic:
Net earnings from continuing operations	$0.39	$1.43
Net earnings	$0.33	$1.44
Diluted:
Net earnings from continuing operations	$0.39	$1.41
Net earnings	$0.32	$1.42

Shares used in computing earnings per common share:
Basic	13,196	13,189
Diluted	13,458	13,392

Return to Index

Notes to Consolidated Financial Statements (Continued)

Kentucky Downs Transaction

On October 19, 2004, the Company sold a 19% interest in Kentucky Downs, including debt owed to the Company, to Kelley Farms Racing, LLC in exchange for 86,886 shares of the Company's common stock valued at approximately $3.2 million. The consideration paid by Kelley Farms Racing, LLC was shares of the Company's common stock, no par value, held by Brad M. Kelley. Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC. The agreement also includes a contingency payout should Kentucky Downs be approved for alternative gaming legislation. The Company recognized a gain on the sale of approximately $1.6 million during the fourth quarter of 2004 included in miscellaneous income. Upon consummation of the sale, the Company retained a 5% interest in Kentucky Downs as well as a notes receivable of approximately $412 thousand. As a result of this transaction and the redemption of 452,603 shares of the Company's common stock from Mr. Kelley as discussed in Note 12 Mr. Kelley's percentage ownership in the Company was reduced to 4.9%.

5.	Accounts Receivable

Accounts receivable is comprised of the following:

(in thousands)	2005	2004
Simulcast receivables	$14,406	$16,256
Trade	11,884	7,854
PSL and hospitality receivables	9,883	16,462
Indiana subsidy	5,222	5,197
Other	2,214	680
	43,609	46,449
Allowance for doubtful accounts	(786)	(881)
	$42,823	$45,568

6.	Plant and Equipment

Plant and equipment is comprised of the following:

(in thousands)	2005	2004
Land	$77,054	$75,702
Grandstands and buildings	276,554	180,291
Equipment	36,536	31,711
Furniture and fixtures	39,201	25,780
Tracks and other improvements	45,196	43,596
Construction in process	2,916	78,428
	477,457	435,508
Accumulated depreciation	(130,927)	(110,770)
	$346,530	$324,738

Depreciation expense was approximately $20,329 thousand, $15,173 thousand and $14,258 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Total interest expense capitalized as a component of the cost of property, plant and equipment was $1,431 thousand, $2,246 thousand and $479 thousand in 2005, 2004 and 2003, respectively.

Return to Index
Notes to Consolidated Financial Statements (Continued)

Asset Impairment

The Company recognized impairment charges of $6.2 million during the third quarter of 2004 at its Ellis Park facility, which is included in the Company's Kentucky Operations segment. The impairment charges were triggered as a result of Ellis Park's poor live race meet performance during the third quarter of 2004. Management's review, based on consideration of current fiscal year operating results and the forecasted operating results of the facility, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, the Company adjusted the carrying value of those long-lived assets, including grandstands and buildings ($3,549 thousand), furniture and fixtures ($85 thousand), equipment ($217 thousand), improvements ($512 thousand) and goodwill ($1,839 thousand), to management's estimated fair value resulting in non-cash impairment charges of $6.2 million. The impairment charges are included in the Company's Consolidated Statement of Net Earnings for the year ended December 31, 2004.

The Company anticipates that the current carrying value of Ellis Park will be supported by ongoing operations, however, should the Company's plans for expected operating results at Ellis Park not be realized, an additional write down of these assets could occur. Currently, the Company has not committed to a formal plan to divest the Ellis Park facility.

7.	Goodwill

Goodwill of the Company at December 31, 2005 and 2004 is comprised of the following:

(in thousands)	2005	2004
Kentucky Operations	$2,912	$2,912
Calder Race Course	36,471	36,471
Churchill Downs Simulcast Network ("CDSN")	11,018	11,018
CD Louisiana Video	3,127	3,127
	$53,528	$53,528

8.	Other Intangible Assets

The Company's other intangible assets are comprised of the following:

(in thousands)	2005	2004
Illinois Horse Race Equity Fund	$3,307	$3,307
Indiana racing license	2,085	2,085
Present value of future Louisiana slot gaming	11,210	11,170
Other	5,260	5,259
	21,862	21,821
Accumulated amortization	(3,732)	(2,672)
	$18,130	$19,149

Amortization expense for other intangible assets was approximately $1,060 thousand, $611 thousand and $374 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, and is classified in operating expenses. Other intangible assets which are being amortized are recorded at approximately $3.3 million and $4.4 million at December 31, 2005 and 2004, which is net of accumulated amortization of $3.7 million and $2.7 million, respectively.

Return to Index

Notes to Consolidated Financial Statements (Continued)

Other intangible assets with indefinite useful lives total $14,834 thousand. They consist primarily of a future right to participate in the Illinois Horse Race Equity Fund and the present value of future slot gaming in Louisiana. The Company will determine the estimated useful life of the Illinois Horse Racing Equity Fund upon the relocation of a license to operate a riverboat casino gaming facility in Illinois and begin amortization of the intangible asset as necessary. In the event that the Company does not commence any slot gaming activity in Louisiana, the related intangible asset would be written off and recognized as an impairment loss in the Consolidated Statement of Net Earnings.

Future estimated aggregate amortization expense on other intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense

2006	$659
2007	494
2008	459
2009	82
2010	82

9.	Income Taxes

Components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
Current payable:
Federal	$11,529	$14,182	$14,451
State and local	1,347	1,363	1,997
	12,876	15,545	16,448

Deferred:
Federal	(2,786)	(2,517)	(1,095)
State and local	(239)	(321)	(186)
	(3,025)	(2,838)	(1,281)
	$9,851	$12,707	$15,167

The Company's income tax expense is different from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2005	2004	2003
Federal statutory tax on earnings before income tax	$7,931	$7,867	$13,466
State income taxes, net of federal income tax benefit	300	1,585	1,298
Non-deductible lobbying and contributions	1,616	1,639	417
Unrealized (gain) loss on derivative instruments	(139)	1,520	-
Other permanent differences	143	96	(14)
	$9,851	$12,707	$15,167

Return to Index

Notes to Consolidated Financial Statements (Continued)

Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax liabilities:
Property and equipment in excess of tax basis	$10,902	$12,585
Other	522	670
Deferred tax liabilities	11,424	13,255

Deferred tax assets:
Deferred compensation plans	3,630	2,510
Allowance for uncollectible receivables	299	395
Deferred liabilities	3,650	3,545
Net operating losses	301	79
Other	2,124	2,059
Deferred tax assets	10,004	8,588

Valuation allowance	(301)	(79)

Net deferred tax liability	$1,721	$4,746

Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$5,670	$8,686
Net current deferred tax asset	(3,949)	(3,940)
	$1,721	$4,746

At December 31, 2005, the Company had net operating loss carryforwards for state tax purposes of approximately $3,537 thousand, which expire in various amounts from 2018 through 2020.

10.	Shareholders' Equity

On March 19, 1998, the Company's Board of Directors approved a shareholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company's common stock. This plan expires on March 19, 2008.

11.	Employee Benefit Plans

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee's annual compensation. The Company will also match at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company's cash contribution to the plan for the years ended December 31, 2005, 2004 and 2003 was approximately $1,110 thousand, $928 thousand and $849 thousand, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk's Union of Kentucky and several other collectively bargained retirement plans which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2005, 2004 and 2003 was approximately $485 thousand, $481 thousand and $471 thousand, respectively. The Company's policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The estimated present value of future payments under a supplemental benefit plan for the chief executive officer is charged to expense over the period of active employment of the employee covered under the plan. Supplemental benefit plan expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2,250 thousand, $100 thousand and $100 thousand, respectively.

Return to Index
Notes to Consolidated Financial Statements (Continued)

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director's fees through a deferred compensation plan. The Company's matching contribution on base compensation deferrals equals the matching contribution of the Company's profit-sharing plan with certain limits. The Company's cash contribution to the plan for the years ended December 31, 2005, 2004 and 2003 was approximately $65 thousand, $63 thousand and $72 thousand, respectively.

12.	Long-Term Debt

The following table presents our long-term debt outstanding at December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Long-term debt, due after one year:
$100 million variable rate senior notes	$-	$100,000
$200 million revolving credit facility	15,000	125,000
Swing line of credit	602	-
Convertible note payable	12,973	12,552
Other notes payable	5,218	5,218
Total long-term debt	$33,793	$242,770

On September 23, 2005, the Company entered into an Amended and Restated Credit Agreement (the "Agreement"). The Guarantors under the Agreement are a majority of the Company's wholly-owned subsidiaries. The Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003. The Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit sub-facility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million). The facility terminates on September 23, 2010. Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

Generally, borrowings made pursuant to the Agreement bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.75% to 1.50% depending on certain Company financial ratios. In addition, under the Agreement, the Company agreed to pay a commitment fee at rates that range from 0.15% to 0.375% of the available aggregate commitment, depending on the Company's leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2005 and 2004 was 5.27% and 5.15%, respectively. The weighted average interest rate on outstanding borrowings at December 31, 2004 was 3.56% for the senior notes.

The Agreement contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth.

As of December 31, 2005 and 2004, Hoosier Park had approximately $5.2 million of notes payable due to Centaur Racing, LLC ("Centaur"). The loan requires interest at prime plus 2% (9.25% and 7.25% at December 31, 2005 and 2004, respectively) payable monthly with principal due November 2014. The note is collateralized by 10% of the assets of Hoosier Park.

Return to Index

Notes to Consolidated Financial Statements (Continued)

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the "Note") to eliminate the Company's ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company's common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder's consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million. A discount of $4.2 million, representing the difference between the notional amount and the fair market value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on December 31, 2004 and March 7, 2005 in the Company's Consolidated Balance Sheet as follows (in thousands):

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)

Short call option	(11,410)	(11,233)	177

Net derivative financial instrument	$(7,997)	$(7,825)	$172

Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains (losses) on derivative instruments in the amounts of $818 thousand and $(4.3) million during the years ended December 31, 2005 and 2004, respectively, which includes $646 thousand of amortization during the year ended December 31, 2005.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2006	$-
2007	-
2008	-
2009	-
2010	15,602
Thereafter	18,191
Total	$33,793

13.	Operating Leases

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

Return to Index
Notes to Consolidated Financial Statements (Continued)

The Company also has a long-term operating lease for the land in Anderson, Indiana on which its Hoosier Park facility is located as well as an operating lease for the Indianapolis off-track betting facility ("OTB"). The Anderson lease expires in 2013, with remaining options to extend the lease for two additional ten-year terms. The Indianapolis lease expires in 2009, with an option to extend the lease for two additional five-year terms. The leases include provisions for minimum lease payments as well as contingent lease payments based on handle or revenues.

The Company also leases certain totalisator and audio/visual equipment that are contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $6,230 thousand, $5,792 thousand and $5,712 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's total rent expense for all operating leases, including the contingent lease payments, was approximately $9,936 thousand, $8,754 thousand and $7,902 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum operating lease payments are as follows, not including totalisator and audio visual equipment (in thousands):

Year Ended December 31,
2006	$3,353
2007	2,343
2008	1,943
2009	1,801
2010	1,381
Thereafter	654
Total	$11,475

14.	Stock-Based Compensation Plans

Employee Stock Options

The Company sponsors the "Churchill Downs Incorporated 2003 Stock Option Plan" (the "03 Plan"), the "Churchill Downs Incorporated 1997 Stock Option Plan" (the "97 Plan"), and the "Churchill Downs Incorporated 1993 Stock Option Plan" (the "93 Plan"), also collectively referred to as "the Stock Option Plans." These stock-based incentive compensation plans are described below. The Company applies APB 25 and related interpretations in accounting for the Stock Option Plans. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are described in Note 1.

On November 13, 2003, the Board of Directors terminated the 03 Plan, effective upon the shareholders' approval of the "Churchill Downs Incorporated 2004 Restricted Stock Plan" (the "Restricted Stock Plan"). Awards issued under the 03 Plan prior to its termination will be unaffected by such termination.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any nonqualified stock option is not so limited by the plans. The Company granted stock options in 2003. The stock options granted in those years have contractual terms of 10 years and generally vest three years from the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

Return to Index

Notes to Consolidated Financial Statements (Continued)

A summary of the status of the Company's stock options as of December 31, 2005, 2004 and 2003 and the changes during the year ended on those dates is presented below (in thousands, except per share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance December 31, 2002	997	$27.01
Granted	11	$34.57
Exercised	(79)	$24.66
Cancelled/Forfeited	(45)	$32.79

Balance December 31, 2003	884	$26.94
Granted	-	$-
Exercised	(139)	$23.87
Cancelled/Forfeited	(8)	$35.33

Balance December 31, 2004	737	$27.45
Granted	-	$-
Exercised	(168)	$22.27
Cancelled/Forfeited	(44)	$37.14

Balance December 31, 2005	525	$28.30

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (in thousands, except per share data):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.43 to $20.52	78	0.6	$18.80	78	$18.80
$20.53 to $24.63	110	3.0	$22.35	110	$22.35
$24.64 to $28.73	145	5.5	$27.43	145	$27.43
$28.74 to $32.84	56	3.7	$31.42	56	$31.42
$32.85 to $36.94	28	4.2	$35.39	17	$35.95
$36.95 to $41.05	108	6.9	$38.95	108	$38.95
TOTAL	525	4.3	$28.30	514	$28.17

At December 31, 2004, there were 562 thousand options exercisable with a weighted average exercisable price of $24.07. At December 31, 2003, there were 533 thousand options exercisable with a weighted average exercisable price of $22.91.

Return to Index

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Plan

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June 2004. The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries. Up to 195 thousand shares of common stock have been reserved and set aside out of the Company's authorized but unissued common stock for issuance under the Restricted Stock Plan. The Company awarded 54 thousand and 45 thousand shares of restricted stock in 2005 and 2004, respectively. Such restricted stock vests five years from the date of grant or upon retirement at or after age 60. In accordance with the grant of restricted stock, the Company recorded unearned compensation of approximately $1.9 million and $2.0 million in 2005 and 2004, respectively, based on the fair market value of common stock on the date of grant that will be amortized to compensation expense over the vesting period of five years using the straight-line method. Upon retirement at or after age 60 of a participant, the remaining unamortized unearned compensation is recognized immediately in current earnings using the nominal vesting approach. The Company recorded approximately $636 thousand and $33 thousand of compensation expense, included in earnings from continuing operations, during the years ended December 31, 2005 and 2004, respectively. SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), as described in Note 20, requires the use of the non-substantive vesting period approach. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Upon adoption of SFAS 123(R) during the first quarter of 2006, the Company will begin using the non-substantive vesting approach for all new awards granted. If the Company had used the non-substantive vesting approach for existing awards during the years ended December 31, 2005 and 2004, compensation expense included in earnings from continuing operations would have been $1,011 thousand and $610 thousand, respectively.

Employee Stock Purchase Plan

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

Under the Employee Stock Purchase Plan, the Company sold approximately 12 thousand shares of common stock to 261 employees pursuant to options granted on August 1, 2004, and exercised on July 31, 2005. Because the plan year overlaps the Company's fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2005 can only be estimated because the 2005 plan year is not yet complete. The Company's estimate of options granted in 2005 under the Plan is based on the number of shares sold to employees under the Plan for the 2004 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2005.

Return to Index

Notes to Consolidated Financial Statements (Continued)

A summary of the status of the Company's stock options under the Employee Stock Purchase Plan as of December 31, 2005, 2004 and 2003 and the changes during the year ended on those dates is presented below (in thousands, except per share data):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Balance December 31, 2002	13	$32.19
Adjustment to prior year estimated grants	(1)
Granted	15	$37.31	$8.09
Exercised	(12)	31.70

Balance December 31, 2003	15	$37.31
Adjustment to prior year estimated grants	(2)
Granted	15	$37.10	$9.34
Exercised	(13)	$31.70

Balance December 31, 2004	15	$37.10
Adjustment to prior year estimated grants	(3)
Granted	10	$46.65	$11.50
Exercised	(12)	31.60

Balance December 31, 2005	10	$46.65

15.	Fair Value Of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-Term Debt - The carrying amounts of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

Interest Rate Swaps - The fair value of interest rate swap contracts is based on rates beings offered for similar arrangements which consider forward yield curves and discount rates.

Convertible Notes Payable - The fair values of convertible notes payable and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.

16.	Commitments and Contingencies

The septic system at the Ellis Park facility must be replaced with a hook-up to city sewers. The project is currently being evaluated by assessing the benefits of different options for remediation. It is unknown at this time when the project is expected to begin or what the ultimate cost to the Company will be.

It is not anticipated that the Company will have any material liability as a result of compliance with environmental laws with respect to any of the Company's properties. Except as discussed herein, compliance with environmental laws has not affected the ability to develop and operate the Company's properties and the Company is not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

Return to Index
Notes to Consolidated Financial Statements (Continued)

The Company is also a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

17.	Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2005	2004	2003
Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings from continuing operations	$12,810	$9,769	$23,308
Net earnings from continuing operations allocated to participating securities	(213)	(23)	-
Numerator for basic earnings from continuing operations per common share	$12,597	$9,746	$23,308

Numerator for basic earnings (loss) per common share:
Net earnings	$78,908	$8,915	$23,379
Net earnings allocated to participating securities	(2,450)	(17)	-
Numerator for basic earnings per common share	$76,458	$8,898	$23,379

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$12,810	$9,769	$23,308
Interest expense on participating securities	137	113	-
Numerator for diluted earnings from continuing operations per common share	$12,947	$9,882	$23,308

Numerator for diluted earnings per common share:
Net earnings	$78,908	$8,915	$23,379
Interest expense on participating securities	137	113	-
Numerator for diluted earnings per common share	$79,045	$9,028	$23,379

Denominator for earnings (loss) per common share:
Basic	12,920	13,196	13,189
Plus dilutive effect of stock options	127	171	203
Plus dilutive effect of convertible note	453	91	-
Diluted	13,500	13,458	13,392

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.98	$0.74	$1.77
Discontinued operations	4.94	(0.07)	-
Net earnings	$5.92	$0.67	$1.77

Diluted
Earnings from continuing operations	$0.96	$0.73	$1.74
Discontinued operations	4.90	(0.06)	0.01
Net earnings	$5.86	$0.67	$1.75

Return to Index

 Notes to Consolidated Financial Statements (Continued)

Options to purchase approximately 53 thousand shares and 169 thousand shares for the years ended December 31, 2005 and 2003, respectively, were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

18.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack, its on-site simulcast facility and racetrack enclosure and Ellis Park racetrack and its on-site simulcast facility; (2) Calder Race Course; (3) Arlington Park and its eight off-track betting facilities ("OTBs"); (4) Hoosier Park racetrack, its on-site simulcast facility and its three OTBs; (5) Louisiana operations, including Fair Grounds, its eleven OTBs and VSI; (6) CDSN, the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions ("CDSP") and the Company's various equity interests which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" for the year ended December 31, 2005. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company's operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

Historically, the allocation of corporate overhead was excluded from EBITDA of the Company's segments. During 2005, the Company began evaluating its segments using EBITDA that included corporate overhead as a key performance measure. Therefore, the segment EBITDA presented below includes corporate overhead for all periods presented. Corporate EBITDA, however, includes overhead in the amounts of $2,156 thousand, $1,613 thousand and $1,626 thousand related to Hollywood Park for the years ended December 31, 2005, 2004 and 2003, respectively. Also, due to an internal restructuring, the corporate sales department has been moved from corporate to Kentucky Operations during 2005. As such, EBITDA in the amounts of $935 thousand, $1,030 thousand and $1,015 thousand was transferred to the Kentucky Operations for the years ended December 31, 2005, 2004 and 2003, respectively.

Return to Index

Notes to Consolidated Financial Statements (Continued)

The table below presents information about reported segments for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	December 31,
	2005	2004	2003
Net revenues from external customers:
Kentucky Operations	$96,052	$89,060	$85,777
Arlington Park	75,422	79,764	78,489
Calder Race Course	81,131	79,505	78,535
Hoosier Park	40,710	41,491	42,808
Louisiana Operations	47,114	11,058	-
CDSN	67,272	60,121	60,721
Total racing operations	407,701	360,999	346,330
Other investments	953	953	2,889
Corporate revenues	702	21	28
Net revenues from continuing operations	409,356	361,973	349,247
Discontinued operations	69,525	100,542	94,809
	$478,881	$462,515	$444,056

Intercompany net revenues
Kentucky Operations	$23,590	$23,650	$25,068
Arlington Park	8,766	8,187	8,523
Calder Race Course	11,605	12,606	13,218
Hoosier Park	159	158	203
Louisiana Operations	8,450	2,179	-
Total racing operations	52,570	46,780	47,012
Other investments	2,001	2,087	2,171
Eliminations	(55,126)	(49,653)	(49,925)
	(555)	(786)	(742)
Discontinued operations	555	786	742
	$-	$-	$-

Segment EBITDA and net earnings :
Kentucky Operations	$21,381	$11,905	$18,130
Arlington Park	3,821	10,048	8,090
Calder Race Course	7,391	6,040	12,023
Hoosier Park	263	1,741	2,311
Louisiana Operations	(3,059)	17	-
CDSN	16,409	13,892	14,257
Total racing operations (EBITDA)	46,206	43,643	54,811
Other investments	2,575	3,302	1,457
Corporate	(3,777)	(8,207)	(3,542)
Total	45,004	38,738	52,726
Eliminations	-	(6)	-
Depreciation and amortization	(21,389)	(15,666)	(14,632)
Interest income (expense), net	(954)	(590)	381
Provision for income taxes	(9,851)	(12,707)	(15,167)
Net earnings from continuing operations	12,810	9,769	23,308
Discontinued operations, net of income taxes	66,098	(854)	71
Net earnings	$78,908	$8,915	$23,379

Return to Index

Notes to Consolidated Financial Statements (Continued)

The table below presents total asset information about reported segments as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Total assets:
Kentucky Operations	$440,299	$572,039
Calder Race Course	92,552	89,393
Arlington Park	84,796	83,047
Hoosier Park	33,318	33,073
Louisiana Operations	74,157	75,290
CDSN	11,018	11,018
Other investments	143,003	117,534
Assets held for sale	-	142,445
	879,143	1,123,839
Eliminations	(364,601)	(481,562)
	$514,542	$642,277

	Year Ended December 31,
	2005	2004
Capital expenditures, net:
Kentucky Operations	$28,749	$66,653
Hollywood Park	2,161	4,080
Calder Race Course	1,731	2,756
Arlington Park	5,155	3,051
Hoosier Park	419	554
Louisiana Operations	4,901	40
Other Investments	122	38
	$43,238	$77,172

19.	Related Party Transactions

Directors of the Company may from time to time own or have interests in horses racing at the Company's tracks. All such races are conducted, as applicable, under the regulations of each state's respective regulatory agency, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact based on the fact that some directors may have interest in horses racing at our tracks.

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

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. ("DII") approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of the Company's common stock. Total rent expense on the lease was approximately $378 thousand, $343 thousand and $315 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

One or more directors of the Company have an interest in business entities which contract with the Company and its affiliates for the purpose of simulcasting races and the acceptance of wagers on such races. Those business entities did not receive any extra or special benefit as a result of the Company's relationship with these directors. There is no material financial statement impact for the Company from the simulcast contracts with these business entities.

Return to Index

Notes to Consolidated Financial Statements (Continued)

Mr. Charles W. Bidwill, Jr., who became a Director Emeritus of the Company during 2005, was Director Emeritus and a 14.42% owner of National Jockey Club, Inc. National Jockey Club, Inc., Hawthorne Race Course, Inc. and Suburban Downs, Inc., doing business together as Hawthorne National LLC, and the Company and its affiliates were parties to simulcasting contracts whereby Hawthorne National LLC was granted the right to simulcast the affiliates' respective races and the Company's races, including the Kentucky Oaks and Kentucky Derby races. Hawthorne National LLC and the Company were also parties to simulcasting contracts whereby the Company was granted certain rights to simulcast Hawthorne National LLC Thoroughbred races. In consideration for these rights, Hawthorne National LLC and the Company paid contractually determined rates on gross handle simulcasted. For purposes of these and other simulcast contracts, gross handle is defined as the total amount wagered by patrons on the races at the receiving facility less any money returned to the patrons by cancels and refunds. These simulcast contracts are uniform throughout the industry and the rates charged were substantially the same as rates charged to other parties who contracted to simulcast the same races. The Company and its affiliates simulcasted their races to over 1,000 locations in the United States and selected international sites. Hawthorne National LLC received no extra or special benefit as a result of the Company's relationship with Mr. Bidwill.

See Notes 4 and 12 for discussion of transactions with a shareholder.

20.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) to replace SFAS No. 123 and APB 25. SFAS No. 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the consolidated financial statements effective for interim or annual periods beginning after December 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. SFAS No. 123(R) permits a modified prospective method of adoption. Upon adoption of SFAS No. 123(R), compensation expense will be recorded in the consolidated financial statements for 1) all awards granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued consolidated financial statements to provide consistency across all periods presented under a modified retrospective method. During the fourth quarter of 2004, the Company terminated its stock option plans and adopted a restricted stock plan. Except for grants made in accordance with the Employee Stock Purchase Plan, no stock options were granted during the years ended December 31, 2005 and 2004, and the Company has no current intentions of granting stock options during the year ended December 31, 2006. Upon adoption of SFAS No. 123(R), the Company will be required to begin expensing all unvested stock options over their remaining vesting periods. See Note 1 for additional details related to pro forma stock-based compensation expense. Management has determined that the adoption of SFAS No. 123(R) will not have a material impact on the Company's consolidated results of operations and earnings per share.

Return to Index

Supplementary Financial Information - Results of Continuing Operations (Unaudited) (In thousands, except per share data)
				Common Stock Information (Per Share of Common Stock)
Net Revenues	Net Revenues	Operating Income (Loss)	Net Earnings (Loss)	Basic Earnings (Loss)	Diluted Earnings (Loss)	Dividends
2005
Fourth Quarter	$81,684	$(7,482)	$(3,852)	$(0.30)	$(0.30)	$0.50
Third Quarter	112,028	6,058	3,842	0.29	0.28
Second Quarter	163,207	40,337	22,678	1.70	1.69
First Quarter	51,882	(18,026)	(9,858)	(0.77)	(0.77)
	$408,801	$20,887	$12,810	$0.98	$0.96

2004
Fourth Quarter	$85,862	$(880)	$(4,483)	$(0.35)	$(0.35)	$0.50
Third Quarter	102,536	1,685	(396)	(0.03)	(0.03)
Second Quarter	140,159	37,902	22,877	1.72	1.70
First Quarter	32,630	(14,124)	(8,229)	(0.62)	(0.62)
	$361,187	$24,583	$9,769	$0.74	$0.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Executive Vice President - Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8 of this Annual Report on Form 10-K includes the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our assessment and effectiveness of internal control over financial reporting.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Return to Index

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 within our consolidated financial statements.

(c) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the fourth quarter of 2005. Except for the fact that the Company remediated a material weakness related to management’s inability to evaluate internal control over financial reporting at a third party Tote service organization by obtaining a Type II SAS 70 service auditor’s report, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

A.  On March 9, 2006, the Board of Directors of the Company adopted amendments to the Company's Bylaws, effective immediately. The amendments provide for mandatory indemnification for directors and officers of the Company and permissive indemnification for other employees and agents of the Company, a description of the liabilities and expenses subject to indemnification, mandatory advancement of expenses to a director or officer of the Company upon the person’s undertaking to repay the amounts if it is ultimately determined that the person is not entitled to be indemnified, permissive advancement of expenses to other employees or agents of the Company, indemnification for service with a direct or indirect subsidiary of the Company, non-exclusivity of indemnification rights, authorization to buy insurance and severability. A copy of the Bylaws of the Company, as amended, has been included as Exhibit 3(b) to this Report on Form 10-K. A copy of the original provisions of the Company's Bylaws, as well as the amended provisions of the Company's Bylaws, is provided below:

Return to Index

Provision of Bylaws Prior to Amendment

INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Corporation shall indemnify and may advance expenses to all Directors, officers, employees, or agents of the Corporation, and their executors, administrators or heirs, who are, were or are threatened to be made a defendant or respondent to any threatened, pending or completed action, suit or proceedings (whether civil, criminal, administrative or investigative) by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or while a Director, officer, employee or agent of the Corporation, is or was serving the Corporation or any other legal entity in any capacity at the request of the Corporation (hereafter a "Proceeding"), to the fullest extent that is expressly permitted or required by the statutes of the Commonwealth of Kentucky and all other applicable law.

In addition to the foregoing, the Corporation shall, by action of the Board of Directors, have the power to indemnify and to advance expenses to all Directors, officers, employees or agents of the Corporation who are, were or are threatened to be made a defendant or respondent to any Proceeding, in such amounts, on such terms and conditions, and based upon such standards of conduct as the Board of Directors may deem to be in the best interests of the Corporation.

Provision of Bylaws After Amendment

SECTION 1. INDEMNIFICATION. The Corporation shall indemnify hold harmless each Director and officer of the Corporation, and may indemnify and holder harmless any other employee or agent of the Corporation, which is, was or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (hereafter a "Proceeding") by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or while a Director, officer, employee or agent of the Corporation, is or was serving the Corporation or any other legal entity in any capacity (including without limitation, as a director, officer, partner, manager, trustee, employee or agent of another foreigh or domestic corporation, partnership, joint venture, trust, limited liability company, employee benefit plan or other enterprise) at the request of the Corporation against all liability and loss suffered and expenses incurred by such person to the fullest extent permitted by law. The Corporation, however, shall not be required to indemnify a person in connection with a Proceeding (or part thereof) initiated by such person unless the Proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

The Corporation shall indemnify and hold harmless each director and officer of a direct or indirect subsidiary of the Corporation to the same extent it is required to indemnify Directors and officers of the Corporation hereunder both as to action in such person’s capacity as a director or officer of a direct or indirect subsidiary of the Corporation and as to action in another capacity while holding such office.

For purposes of this Article, a person whose duties to the Corporation also involve duties or services to an employee benefit plan or its participants shall be deemed serving the employee benefit plan at the request of the Corporation.

The liabilities and expenses subject to indemnification hereunder include any obligation to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or expenses incurred with respect to a Proceeding, including attorneys’ fees and disbursements.

SECTION 2. PREPAYMENT OF EXPENSES. The Corporation shall pay the expenses (including attorneys’ fees) incurred by an officer or Director of the Corporation or an officer or director of a direct or indirect subsidiary of the Corporation in defending any Proceeding in advance of its final disposition, provided, however, that the payment of such expenses shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it shall ultimately be determined that the person is not entitled to be indemnified. Payment of such expenses incurred by other employees and agents of the Corporation may be made by the Board of Directors in its discretion upon such terms and conditions, if any, as it deems appropriate.

Return to Index

SECTION 3. CLAIMS.

(a) If a claim for indemnification or payment of expenses (including attorneys’ fees) under this Article is not paid in full within sixty days after a written claim therefor has been received by the Corporation the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under this Article or otherwise.

(b) If the Corporation brings suit to recover an advance of expenses (whether pursuant to the terms of an undertaking or otherwise), the Corporation shall have the burden of proving that the recipient was not entitled to the advances under this Article or otherwise.

(c) In any suit brought by a person seeking to enforce a right to indemnification hereunder (but not a suit brought by a person seeking to enforce a right to an advancement of expenses hereunder), it shall be a defense that the person seeking to enforce a right to indemnification has not met any applicable standard for indemnification under applicable law. With respect to any suit brought by a person seeking to enforce a right to indemnification or right to advancement of expenses hereunder or any suit brought by the Corporation to recover an advancement of expenses (whether pursuant to the terms of an undertaking or otherwise), neither (i) the failure of the Corporation to have made a determination prior to commencement of such suit that indemnification of such person is proper in the circumstances because such person has met the applicable standards of conduct under applicable law, nor (ii) an actual determination by the Corporation that such person has not met such applicable standards of conduct, shall create a presumption that such person has not met the applicable standards of conduct or, in a case brought by such person seeking to enforce a right to indemnification, be a defense to such suit.

SECTION 4. NON-EXCLUSIVE RIGHTS; CONTINUATION. The indemnification and advancement of expenses provided in this Article shall not be deemed exclusive of, and shall be in addition to, any other rights to which any person may be entitled under any bylaw, agreement, general or specific action of the Board of Directors, vote of shareholders or disinterested Directors, or otherwise, both as to action in such person’s official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be such director, officer, employee, or agent and shall extend to and inure to the benefit of the heirs, executors, and administrators of such person.

Without limiting the foregoing, the Corporation may, by action of the Board of Directors, indemnify and advance expenses to each person who is or was a Director, officer, employee or agent of the Corporation who is, was or is threatened to be made a defendant or respondent to any Proceeding, in such amounts, on such terms and conditions, and based upon such standards of conduct as the Board of Directors may deem to be in the best interests of the Corporation.

SECTION 5. INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, or agent of the Corporation, or is or was serving at the request of the Corporation in any capacity with another entity against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Article or otherwise.

SECTION 6. SEVERABILITY. If any provision or provisions of this Article shall be held to be invalid, illegal, or unenforceable for any reason whatsoever: (1) the validity, legality, and enforceability of the remaining provisions of this Article (including, without limitation, each portion of any paragraph or clause containing any such provision held to be invalid, illegal, or unenforceable, that is not itself held to be invalid, illegal, or unenforceable) shall not in any way be affected or impaired thereby; and (2) to the fullest extent possible, the provisions of this Article (including, without limitation, each such portion of any paragraph or clause containing any such provision held to be invalid, illegal, or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal, or unenforceable.

Return to Index

SECTION 7. AMENDMENT OR REPEAL. Any repeal or modification of the foregoing provisions of this Article shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

B.  The Company entered into a Retirement and Release Agreement with Clifford C. Goodrich, our former President of Arlington Park, on December 8, 2005, which provides for a lump sum payment of $275,000 after his retirement as of January 6, 2006. Pursuant to this agreement, Mr. Goodrich will receive a bonus of $50,882 under the Company's Incentive Compensation Plan, $36,600 in consideration for his unvested stock options, $11,500 in lieu of his automobile allowance, $19,750 for accrued but unused PTO days, $5,000 in lieu of outplacement services, health insurance through the Company's provider until June 30, 2006 and family health coverage through COBRA from July 1, 2006 through December 31, 2007, unless Mr. Goodrich receives similar benefits from another employer prior to December 31, 2007. A copy of this agreement is attached to this Annual Report on Form 10-K as Exhibit 10(cc) and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," "Executive Officers of the Company," “Corporate Governance” and "Audit Committee," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Ethics that applies to its CEO, CFO and employees performing similar functions. This Code of Ethics is available on the Company’s corporate website, www.churchilldownsincorporated.com, under the “Investors” heading. A copy of this Code of Ethics is also available and will be sent to shareholders free of charge upon request to the Company’s Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors - Compensation of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," “Corporate Governance,” "Certain Relationships and Related Transactions" and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the sections of the Company's Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Executive Officers of the Company" and "Equity Compensation Plan Information" which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Independent Public Accountants," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Return to Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2005, 2004 and 2003 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	40
		Consolidated Balance Sheets	43
		Consolidated Statements of Net Earnings and Comprehensive Earnings	44
		Consolidated Statements of Shareholders' Equity	45
		Consolidated Statements of Cash Flows	46
		Notes to Consolidated Financial Statements	48

	(2)	Schedule VIII - Valuation and Qualifying Accounts
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.	80

	(3)	For the list of required exhibits, see exhibit index.

(b)		Exhibits
		See exhibit index.

(c)
All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the requirement information in included in the financial statements or notes thereto.

Return to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer
March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/ Thomas H. Meeker	/s/ Michael E. Miller
Carl F. Pollard	Thomas H. Meeker	Michael E. Miller,
March 14, 2006 (Chairman of the Board)	President and Chief Executive Officer March 14, 2006 (Director and Principal Executive Officer)	Executive Vice President and Chief Financial Officer March 14, 2006 (Principal Financial and Accounting Officer)

/s/ Leonard S. Coleman, Jr.		/s/ Richard L. Duchossois
Leonard S. Coleman, Jr.	Craig J. Duchossois	Richard L. Duchossois
March 14, 2006	March 14, 2006	March 14, 2006
(Director)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ J. David Grissom	/s/ Seth W. Hancock
Robert L. Fealy	J. David Grissom	Seth W. Hancock
March 14, 2006	March 14, 2006	March 14, 2006
(Director)	(Director)	(Director)

/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.	/s/ Susan E. Packard
Daniel P. Harrington	G. Watts Humphrey, Jr.	Susan E. Packard
March 14, 2006	March 14, 2006	March 14, 2006
(Director)	(Director)	(Director)

/s/ Darrell R. Wells
Darrell R. Wells
March 14, 2006
(Director)

Return to Index

CHURCHILL DOWNS INCORPORATED
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Year	Charged to Expenses	Deductions	Balance, End of Year
Year ended December 31, 2005
Allowance for doubtful accounts receivable	$881	$444	$(539)	$786

Year ended December 31, 2004
Allowance for doubtful accounts receivable	$967	$68	$(154)	$881

Year ended December 31, 2003
Allowance for doubtful accounts receivable	$844	$243	$(120)	$967

Return to Index

EXHIBIT INDEX
Numbers		Description	By Reference To
2 2	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

(c)
Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22,1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.
Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated.	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC.	Exhibit 2(a) to Report on Form 10-Q for the fiscal quarter ended September 30, 2001

	(h)	First Amendment to the Partnership Interest Purchase Agreement by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(i)
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
Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(j)
Letter Agreement dated August 31, 2004, between Churchill Downs Incorporated, and Louisiana Horsemen's Benevolent and Protective Association 1993, Inc., and acknowledgement by Fair Grounds Corporation.
Exhibit 2.2 to Report on Form 8-K/A dated August 31, 2004

Return to Index
(k)
Asset Purchase Agreement dated August 31, 2004 among Churchill Downs Incorporated, on behalf of a wholly owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 11 of the Asset Purchase Agreement, Churchill Downs Incorporated, a Kentucky corporation.
Exhibit 2.1 to Report on Form 8-K/A dated August 31, 2004

(l)
First Amendment to Asset Purchase Agreement dated as of September 17, 2004 among Churchill Downs Incorporated, on behalf of a wholly-owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana Corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 5, Churchill Downs Incorporated, a Kentucky corporation
Exhibit 2.1 to Report on Form 8-K dated September 17, 2004

	(m)	Global Term Sheet among Churchill Downs Incorporated, Fair Grounds Corporation, Ben S. Gravolet, Finish Line Management Corp. and Bryan G. Krantz.	Exhibit 2.3 to Report on Form 8-K/A dated August 31, 2004

(n)
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
Exhibit 2.2 to Report on Form 8-K dated October 14, 2004

(o)
Stock Purchase Agreement by and among Churchill Downs Louisiana Video Poker Company, LLC, Steven M. Rittvo, Ralph Capitelli, T. Carey Wicker III and Louisiana Ventures, Inc. dated as of the 14th day of October, 2004.
Exhibit 2.3 to Report on Form 8-K dated October 14, 2004

	(p)	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Report on Form 8-K/A dated July 6, 2005

	(q)	Letter Agreement dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Report on Form 8-K dated September 23, 2005

(r)
Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005
Exhibit 10.5 to Report on Form 8-K dated September 23, 2005

3	(a)	Articles of Incorporation of Churchill Downs Incorporated as amended through July 27, 2005	Exhibit 4.1 to Report on Form 8-K dated July 27, 2005

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporate	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2005

Return to Index

4 4	(a)
Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantor party thereto, the Lender party thereto and JP Morgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent and National City Bank of Kentucky as Documentation Agent, dated September 23, 2005
Exhibit 10.1 to Report on Form 8-K dated September 23, 2005

	(b)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Report on Form 8-K dated March 19, 1998

	(c)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated June 30, 2000

	(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A dated September 13, 2000

10 0	(a)
Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters
Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

	(b)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

	(c)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998

	(d)	Employment Agreement dated as of March 13, 2003, with Thomas H. Meeker, President *	Exhibit 10(m) to Report on Form 10-Q for fiscal quarter ended March 31, 2003

	(e)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(f)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal year ended December 31, 2003

	(g)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993

	(h)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994

	(i)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997

Return to Index

(j)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(k)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995

(l)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(m)	Form of Stockholder's Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(n)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Report on Form 8-K dated April 21, 1998

(o)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995

(p)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Report on Form 8-K dated January 6, 2003

(q)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002

(r)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003

(s)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Report on Form 8-K filed October 20, 2004

(t)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Report on Form 8-K filed November 30, 2004

(u)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(v)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(w)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley.	Exhibit 10.2 to Report on Form 8-K dated October 25, 2004

Return to Index
	(x)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Report on Form 8-K dated March 7, 2005

	(y)	Churchill Downs Incorporated 2004 Restricted Stock Plan*	Exhibit 4.5 to Report S-8 filed June 22, 2004

	(z)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Report on Form 8-K dated June 15, 2005

	(aa)	Employment Agreement, effective as of July 5, 2005, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.2 to Report on Form 8-K dated June 15, 2005

(bb)
Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company
Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

	(cc)	Retirement and Release Agreement with Clifford C. Goodrich*	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005

	(dd)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005 filed March 9, 2006

	(ee)	Summary of the Company’s Bonus Awards for the Named Executive Officers*	Report on Form 8-K dated March 8, 2006

14 4		The Company's Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21 1		Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2004

23 3		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2005

31 1	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2005

	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2005

32 2		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2005

*Management contract or compensatory plan or arrangement.