Form 10-Q
period 2006-03-31
CHURCHILL DOWNS INC
filed 2006-05-09
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock at May 2, 2006 was 13,196,789 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2006

Return to Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)
	March 31, 2006	December 31,2005
ASSETS
Current assets:
Cash and cash equivalents	$14,659	$22,488
Restricted cash	7,323	4,946
Accounts receivable, net of allowance for doubtful accounts of $784 at March 31, 2006 and $786 at December 31, 2005	20,238	42,823
Deferred income taxes	3,949	3,949
Income taxes receivable	9,911	697
Other current assets	19,181	9,085
Total current assets	75,261	83,988

Other assets	13,709	13,020
Plant and equipment, net	350,399	346,530
Goodwill	53,528	53,528
Other intangible assets, net	17,864	18,130
Total assets	$510,761	$515,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,410	$27,957
Purses payable	19,921	14,564
Accrued expenses	40,943	44,003
Dividends payable	-	6,520
Deferred revenue	40,420	26,219
Total current liabilities	124,694	119,263

Long-term debt	32,019	33,793
Other liabilities	21,989	21,625
Deferred revenue	18,973	18,614
Deferred income taxes	5,670	5,670
Total liabilities	203,345	198,965

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued: 13,191 shares March 31, 2006 and 13,132 shares December 31, 2005	119,688	121,270
Retained earnings	187,728	198,001
Unearned compensation	-	(3,040)
Total shareholders’ equity	307,416	316,231
Total liabilities and shareholders’ equity	$510,761	$515,196

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS
for the three months ended March 31,
(Unaudited) (in thousands, except per share data)

	2006	2005
Net revenues	$45,028	$51,882
Operating expenses	51,872	57,153

Gross loss	(6,844)	(5,271)

Selling, general and administrative expenses	10,462	12,755

Operating loss	(17,306)	(18,026)

Other income (expense):
Interest income	119	85
Interest expense	(603)	(295)
Unrealized gain on derivative instruments	204	206
Miscellaneous, net	653	533
	373	529

Loss from continuing operations before income tax benefit	(16,933)	(17,497)

Income tax benefit	6,660	7,639

Net loss from continuing operations	(10,273)	(9,858)

Discontinued operations, net of income taxes:
Loss from operations	-	(4,039)

Net loss	(10,273)	(13,897)

Other comprehensive income, net of income taxes:
Change in fair value of cash flow hedges	-	1,069

Comprehensive loss	$(10,273)	$(12,828)

Basic and diluted net loss per common share:

Net loss from continuing operations	$(0.79)	$(0.77)
Discontinued operations	-	(0.31)
Net loss	$(0.79)	$(1.08)

Basic and diluted weighted average shares outstanding	13,074	12,881

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited) (in thousands)
	2006	2005
Cash flows from operating activities:
Net loss	$(10,273)	$(13,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,298	5,993
Unrealized gain on derivative instruments	(204)	(206)
Other	436	203
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(2,377)	3,359
Accounts receivable	15,296	14,359
Income taxes receivable	(9,214)	(11,283)
Other current assets	(10,096)	(6,499)
Accounts payable	(3,901)	(9,717)
Purses payable	5,357	(70)
Accrued expenses	(1,649)	(4,946)
Deferred revenue	21,849	32,139
Other assets and liabilities	(121)	(58)
Net cash provided by operating activities	10,401	9,377
Cash flows from investing activities:
Additions to plant and equipment, net	(9,953)	(18,868)
Net cash used in investing activities	(9,953)	(18,868)
Cash flows from financing activities:
Borrowings on bank line of credit	68,412	81,751
Repayments of bank line of credit	(70,648)	(78,244)
Change in book overdraft	(646)	(807)
Payment of dividends	(6,520)	(6,430)
Common stock issued	1,125	624
Net cash used in financing activities	(8,277)	(3,106)
Net decrease in cash and cash equivalents	(7,829)	(12,597)
Cash and cash equivalents, beginning of period	22,488	27,694
Cash and cash equivalents, end of period	14,659	15,097
Cash and cash equivalents included in assets held for sale	-	762
Cash and cash equivalents in continuing operations	$14,659	$14,335
Cash paid during the period for:
Interest	$295	$3,545
Income taxes	$2,550	$385
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$2,206	$98
Issuance of common stock in connection with restricted stock plan	-	$30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

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

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. In addition, goodwill is otherwise tested for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2006, and no adjustment to the carrying value of goodwill was required.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions and fees earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed. Non-wagering revenues also include the Indiana riverboat admissions subsidy, which is recognized ratably over the Company’s fiscal year.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states’ racing regulatory body. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 70% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at the Company’s racetracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective racetracks are not conducting live race meets and at the Company’s off-track betting facilities ("OTBs") throughout the year. Export handle includes all patron wagers made on live racing signals sent to other racetracks, OTBs and in-home wagering. In-home wagering, or account wagering, consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered on live and import simulcasting sources, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 15% to 27%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

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

Discontinued Operations

The results of operations of assets sold are reflected in the Condensed Consolidated Statements of Net Loss as "discontinued operations" for all periods presented. Interest expense on debt that was required to be repaid as a result of the disposal transaction is allocated to discontinued operations.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and will begin to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the three months ended March 31, 2006, the Company recorded $23 thousand, net of a related income tax benefit of $15 thousand, of additional share-based compensation expense as a result of adopting SFAS No. 123(R). Previous periods have not been restated. (See Note 5 for further details).

2.	Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Hollywood Park Racetrack sold on September 23, 2005 are reflected in the Condensed Consolidated Statements of Net Loss as discontinued operations for the three months ended March 31, 2005.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

During the three months ended March 31, 2006, the Company did not dispose of any operating assets or have any operating assets classified as held for sale, and therefore, no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of Hollywood Park Racetrack for the three months ended March 31, 2005.

Three months ended
(in thousands)	March 31, 2005
Net revenues	$4,435
Operating expenses	8,463
Gross loss	(4,028)
Selling, general and administrative expenses	1,221
Operating loss	(5,249)
Other income (expense):
Interest income	1
Interest expense	(2,352)
Other income (expense)	(2,351)
Loss before benefit for income taxes	(7,600)
Benefit for income taxes	3,561
Net loss	$(4,039)

3.	Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of the Company's Louisiana Operations suffered damages from Hurricane Katrina. The Company carries property and casualty insurance, as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. As of March 31, 2006, the Company has received $4.0 million in insurance proceeds in advance. Approximately $3.2 million of the proceeds was recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by Hurricane Katrina that were actually incurred through March 31, 2006, that management determined are probable of recovery under an existing business interruption insurance policy. Approximately $1.0 million of these expenses were incurred during the three months ended March 31, 2006. The remaining $0.8 million of proceeds has been recorded as a current liability in the Company's Condensed Consolidated Balance Sheet as of March 31, 2006, until such time that management identifies additional future business interruption or property and casualty losses that are deemed probable of recovery under existing insurance policies. The Company has not yet determined the ultimate impact that Hurricane Katrina will have on its results of operations. However, under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida. A significant portion of the assets of Calder Race Course suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds will offset any losses. As of March 31, 2006, approximately $0.2 million of insurance recoveries have been accrued as a reduction of selling, general and administrative expenses related to costs incurred to clean up the property after the hurricane as management has determined that it is probable such costs will be recovered based on the terms of an existing insurance policy. All of these costs were incurred during 2005. The Company does not believe that Hurricane Wilma will have a material, adverse impact on its results of operations. Under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park racetrack and its on-site simulcast facility. Ellis Park sustained damage to its stable area as well as several other buildings at the racetrack.  The Company carries property and casualty insurance as well as business interruption insurance. As of March 31, 2006, the Company has received $1.0 million in insurance proceeds in advance. Approximately $0.3 million of insurance recoveries have been accrued as a reduction of selling, general and administrative expenses related to costs incurred to clean up the property after the tornado as management determined that it is probable such costs will be recovered based on the terms of an existing insurance policy. Approximately $0.2 million of the costs were incurred during the three months ended March 31, 2006. The Company does not believe that the tornado damage will have a material, adverse impact on its results of operations. However, under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the loss from continuing operations per common share computations:

	Three months ended March 31,
(in thousands, except per share data)	2006	2005

Numerator for basic and diluted net loss per common share	$(10,273)	$(9,858)

Denominator for basic and diluted net loss per common share	13,074	12,881

Basic and diluted net loss per common share	$(0.79)	$(0.77)

Options to purchase 74 thousand shares and 169 thousand shares for the three months ended March 31, 2006 and 2005, respectively, are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for the periods. Also, 453 thousand shares issuable upon conversion of notes payable for each of the three months ended March 31, 2006 and 2005 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for the periods.

5.	Share-Based Compensation

At March 31, 2006, the Company has share-based employee compensation plans as described below. The total compensation expense related to these plans was $202 thousand, net of an income tax benefit of $131 thousand, for the three months ended March 31, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure,” as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to its share-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the first quarter of 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 1 year for options related to an employee stock purchase plan.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

As a result of adopting SFAS No. 123(R), the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 for net loss from continuing operations before income tax benefit and net loss from continuing operations was $38 thousand and $23 thousand lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Amounts previously recorded as unearned compensation within shareholders’ equity on the Condensed Consolidated Balance Sheets were reclassified to common stock as of January 1, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The Company accounted for share-based compensation in accordance with APB No. 25 for the quarter ended March 31, 2005. Had the compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123(R), the Company’s net loss from continuing operations and net loss from continuing operations per common share for the three months ended March 31, 2005 would approximate the pro forma amounts presented below:

(in thousands, except per share data)	2005
Net loss from continuing operations, as reported	$(9,858)
Add: Stock based compensation expense included in reported net loss from continuing operations	55
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(313)
Pro forma net loss from continuing operations	$(10,116)

As reported basic and diluted net loss from continuing operations per common share	$(0.77)
Pro forma basic and diluted net loss from continuing operations per common share	$(0.79)

Employee Stock Options

The Company sponsors the Churchill Downs Incorporated 2003 Stock Option Plan (the "03 Plan"), the Churchill Downs Incorporated 1997 Stock Option Plan (the "97 Plan"), and the Churchill Downs Incorporated 1993 Stock Option Plan (the "93 Plan"), also collectively referred to as the “Stock Option Plans." These share-based incentive compensation plans are described below.

On November 13, 2003, the Board of Directors terminated the 03 Plan, effective upon the shareholders' approval of the Churchill Downs Incorporated 2004 Restricted Stock Plan (the "Restricted Stock Plan"). Awards issued under the 03 Plan prior to its termination were unaffected by such termination.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of any non-qualified stock option is not so limited by the plans. All outstanding stock options have contractual terms of 10 years and generally vest three years from the date of grant. The Company has not granted any stock options since December of 2003.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

A summary of the status of the Company's stock options as of March 31, 2006 and the changes during the quarter ended on that date is presented below (in thousands, except per share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2005	525	$28.30
Granted	-	-
Exercised	(59)	$19.01
Cancelled/Forfeited	(10)	$34.64

Balance, March 31, 2006	456	$29.37

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (in thousands, except per share data):

	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value per Share (1)	Aggregate Intrinsic Value (1)
Options outstanding, exercisable and vested at March 31, 2006	456	4.6	$29.37	$8.95	$4,080

(1)   Computed based upon the amount by which the fair market value of the Company’s common stock at March 31, 2006 of $38.32 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1.1 million, compared with $0.3 million for the three months ended March 31, 2005. Cash received from stock option exercises totaled $1.1 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

At December 31, 2005, there were 514 thousand options exercisable with a weighted average exercise price of $28.17.

Restricted Stock Plan

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June of 2004. The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries. Up to 195 thousand shares of common stock have been reserved and set aside out of the Company's authorized but unissued common stock for issuance under the Restricted Stock Plan. Restricted shares generally vest in full five years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under the Restricted Stock Plan is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant. The Company recorded approximately $295 thousand and $99 thousand of compensation expense, included in net loss from continuing operations, during the three months ended March 31, 2006 and 2005, respectively. SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net loss from continuing operations during the three months ended March 31, 2006 and 2005 would have been $168 thousand and $118 thousand, respectively. As of December 31, 2005 and March 31, 2006, there were 88 thousand outstanding, nonvested restricted shares with a weighted average grant date fair value of $39.47, which represents total compensation cost of $2.7 million at March 31, 2006 that the Company expects to recognize over a weighted average period of 4.2 years.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

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

During the 2005 plan year, the Company granted 10 thousand shares to eligible employees under the Employee Stock Purchase Plan. The Company’s estimate of options granted in 2005 under the Employee Stock Purchase Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2004 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2005. During the three months ended March 31, 2006, the Company recognized $38 thousand of compensation expense related to the unvested portion of the grant made during the 2005 plan year.

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack, its on-site simulcast facility and racetrack enclosure and Ellis Park racetrack and its on-site simulcast facility; (2) Calder Race Course; (3) Arlington Park and its eight OTBs; (4) Hoosier Park racetrack, its on-site simulcast facility and its three OTBs; (5) Louisiana Operations, including Fair Grounds Race Course, its eleven OTBs and Video Services Inc. (“VSI”); (6) Churchill Downs Simulcast Network (“CDSN”), the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions (“CDSP”) and the Company’s various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

The table below presents information about reported segments for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Net revenues from external customers:
Kentucky Operations	$3,993	$4,377
Arlington Park	12,427	11,445
Calder Race Course	1,937	1,618
Hoosier Park	8,253	8,911
Louisiana Operations	15,234	16,633
CDSN	2,564	8,765
Total racing operations	44,408	51,749
Other investments	455	-
Corporate	165	133
Net revenues from continuing operations	45,028	51,882
Discontinued operations	-	4,435
	$45,028	$56,317

Intercompany net revenues:
Kentucky Operations	$-	$18
Arlington Park	-	-
Calder Race Course	255	292
Hoosier Park	-	-
Louisiana Operations	1,407	6,335
Total racing operations	1,662	6,645
Other investments	100	137
Eliminations	(1,762)	(6,782)
	$-	$-

Segment EBITDA and net loss:
Kentucky Operations	$(6,807)	$(6,636)
Arlington Park	(1,952)	(1,651)
Calder Race Course	(3,405)	(5,854)
Hoosier Park	127	414
Louisiana Operations	140	(1,178)
CDSN	559	2,133
Total racing operations	(11,338)	(12,772)
Other investments	598	178
Corporate	(411)	(280)
Total EBITDA	(11,151)	(12,874)
Depreciation and amortization	(5,298)	(4,413)
Interest income (expense), net	(484)	(210)
Income tax benefit	6,660	7,639
Net loss from continuing operations	(10,273)	(9,858)
Discontinued operations, net of income taxes	-	(4,039)
Net loss	$(10,273)	$(13,897)

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINIANCIAL STATMENTS

The table below presents total asset information about reported segments (in thousands):

	March 31, 2006	December 31, 2005
Total assets:
Kentucky Operations	$436,719	$440,953
Arlington Park	85,773	84,796
Calder Race Course	89,217	92,552
Hoosier Park	36,242	33,318
Louisiana Operations	75,543	74,157
CDSN	11,018	11,018
Other investments	145,300	143,003
	879,812	879,797
Eliminations	(369,051)	(364,601)
	$510,761	$515,196

	Three Months Ended March 31,
	2006	2005
Capital expenditures, net:
Kentucky Operations	$2,355	$12,301
Calder Race Course	4,175	560
Arlington Park	410	2,287
Hoosier Park	181	59
Louisiana Operations	2,748	2,807
Other Investments	84	854
	$9,953	$18,868

Return to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with Customer Relationship Management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois, riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information, including Part I - Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II - Item 1A of this Quarterly Report on Form 10-Q.

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests as well as alternative gaming through video poker machines in Louisiana.

We operate the Churchill Downs racetrack, its on-site simulcast facility and racetrack enclosure in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky, and its on-site simulcast facility (collectively referred to as “Kentucky Operations”).

Return to Index

We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois and its eight off-track betting facilities (“OTBs”); Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; and Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana, its eleven OTBs and Video Services, Inc. (“VSI”) (collectively referred to as “Louisiana Operations”), the owner and operator of more than 700 video poker machines in Louisiana. Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing, its on-site simulcast facility and its three OTBs.

The Churchill Downs Simulcast Network (“CDSN”) provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

On April 3, 2006, we entered into a definitive agreement (the “Agreement”) with Magna Entertainment Corporation (“MEC”) and Racing UK to form a subscription television channel that will broadcast races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland. As part of the Agreement, the Company, MEC and Racing UK became owners of Racing World Limited. Under the terms of the Agreement, we anticipate making a total investment in this venture of 375 thousand British pounds.

Legislative and Regulatory Changes

Federal

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States' ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception for domestic U.S. companies was created under the Interstate Horseracing Act, but recommended that the WTO's Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the Interstate Horseracing Act, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  Antigua has not indicated what actions, if any, it will take in response to the U.S Report and the United States' position relative to interstate wagering on horseracing. The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing remains unclear.

Return to Index

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator," as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. TVG, one of our major in-home providers in Indiana, has ceased operations in Indiana due to legal uncertainty.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%. On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder. Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005. Slot operations are expected to commence at Broward's four pari-mutuel wagering facilities in early Summer of 2006. We believe that the failure of the local referendum to pass in Miami-Dade County was due primarily to Governor Bush's active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County when the issue can again be placed on the ballot. The earliest that it can be placed on the ballot is March 8, 2007, but it may be 2008 before it is placed on the ballot. We are currently determining the most advantageous date for placing the issue on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

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

Return to Index

Arlington Park is entitled under law to share in the proceeds of the Illinois Horse Racing Equity Fund. The Illinois Horse Racing Equity Fund is to be funded by the 10th riverboat license issued in Illinois. The grant of the 10th riverboat license is currently the subject of numerous legal challenges and, as such, is currently not an operational riverboat license. At such time should the 10th riverboat license in Illinois be granted and a riverboat become operational, Arlington Park would be entitled to receive additional revenue, which could be significant. As an alternative, on May 4, 2006, House Bill 1918 ("HB 1918") passed both houses of the legislature that allocates 3% of adjusted gross receipts from certain riverboat casinos to the Illinois Horse Racing Equity Trust Fund for a period of two years.  Subsidies to be allocated under HB 1918 will be distributed as follows: 60% for purse expenses and 40% for the exsisting racetrack operators, which will be allocated based on a formula defined in HB 1918.  HB 1918 is currently awaiting signature by the governor of Illinois.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park the host track in Illinois during January 2006 for 29 days, which is the same as January of 2005. In addition, Arlington Park was appointed the host track for eight days during February of 2006, which resulted in an increase of $0.5 million in pre-tax earnings for the month of February of 2006 compared to the same period of 2005. Arlington Park's future designation as the host track is subject to the annual appointment by the IRB. A change in the number of days that Arlington Park is designated "host track" could have an adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky's eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills were filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and two in the Senate. The Kentucky Equine Education Project ("KEEP"), an alliance of the Commonwealth's equine industry leaders, including our Company, supported legislation that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky's eight racetracks to offer full casino gaming. The Commonwealth's share of the new revenue would have been earmarked for education, healthcare, local development and environmental concerns benefiting the entire Commonwealth under the KEEP plan. For several reasons, including active and public opposition by the Senate President and the governor publicly questioning the economics of alternative gaming, no alternative gaming legislation was passed. KEEP has vowed to continue the fight for full casino gaming at racetracks in 2007, and we plan to participate actively in that effort.

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

Return to Index

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those initial estimates. In general, however, our estimates have historically approximated actual results.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and worker’s compensation claims. Additionally, estimates are used for determining income tax liabilities and the valuation of interest rate risk derivative contracts (interest rate swaps) and other derivative instruments.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with finite lives are amortized using the straight-line method.

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

Adjustments to deferred taxes are determined annually based upon changes in differences between the book basis and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

Return to Index

In the past, we have utilized interest rate swap contracts to hedge exposure to interest rate fluctuations on our variable rate debt and have designated these swaps as cash flow hedges of anticipated interest payments. Our interest rate swap contracts matched the critical terms of the underlying debt, thus qualifying for hedge accounting. Such critical terms include the notional amounts, benchmark interest rate basis, interest reset dates and payment dates. The fair market value of the swaps was recorded on the balance sheet as an asset or liability with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the fair market value of the swaps were adjusted to the asset or liability account and recorded net of the income taxes in other comprehensive income.

We maintain an allowance for doubtful accounts receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable. Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

For our business insurance renewals over the past several years, we have assumed more risk than in prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2006 business insurance renewals included substantially the same coverages and retentions as in previous years. We estimate insurance liabilities for workers compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current year is uncertain.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter, the quarter during which we typically generate the majority of our annual operating income.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

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

The Company retains as revenue a predetermined percentage or commission on the total amount wagered on live and import simulcasting sources, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 15% to 27%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

Return to Index

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share data and live race	Three months ended March 31,		Change
days)	2006	2005	$	%

Total pari-mutuel handle	$289,139	$493,886	$(204,747)	(41)%
Number of live race days	14	63	(49)	(78)%

Net pari-mutuel revenues	$31,496	$39,688	$(8,192)	(21)%
Other operating revenues	13,532	12,194	1,338	11%
Total net revenues	$45,028	$51,882	$(6,854)	(13)%

Gross loss	$(6,844)	$(5,271)	$(1,573)	(30)%
Gross margin percentage	(15)%	(10)%

Operating loss	$(17,306)	$(18,026)	$720	4%
Net loss	$(10,273)	$(9,858)	$(415)	(4)%

Diluted net loss per common share	$(0.79)	$(0.77)

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Our total net revenues decreased $6.9 million primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. A shortened race meet was conducted at Harrah’s Louisiana Downs from November 19, 2005 through January 22, 2006 resulting in twelve racing days during the three months ended March 31, 2006 as compared to 61 days during the three months ended March 31, 2005. The decreased revenues from Fair Grounds were partially offset by increased revenues of approximately $2.7 million from increased wagering at our video poker operations in Louisiana and by increased revenues of $1.4 million at Arlington Park as a result of eight more days that Arlington Park was appointed host track in Illinois during the three months ended March 31, 2006 compared to the same period of 2005. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating loss, net loss and diluted net loss per common share included:

•	We incurred $2.8 million of expenses related to alternative gaming initiatives in Florida during the three months ended March 31, 2005.
•	Our year-to-date effective tax rate decreased from 44% to 39% resulting primarily from the non-deductibility of legislative initiative costs recognized during the three months ended March 31, 2005.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

	Three months ended March 31,		Change
(In thousands)	2006	2005	$	%

Purse expense	$14,239	$17,110	$(2,871)	(17)%
Depreciation and amortization	5,298	4,413	885	20%
Other operating expenses	32,335	35,630	(3,295)	(9)%
SG&A expenses	10,462	12,755	(2,293)	(18)%
Total	$62,334	$69,908	$(7,574)	(11)%

Percent of revenue	138%	135%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Total expenses decreased 11% during the three months ended March 31, 2006 primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina, as well as $2.8 million of lower expenses related to legislative costs for alternative gaming (included in SG&A expenses) as mentioned above. This was partially offset by an increase in corporate SG&A expenses of $1.5 million as more fully described below in the discussion of expense variances by segment. Also, depreciation expense in the Kentucky Operations increased $1.1 million reflecting the impact of the facility renovation of the Churchill Downs racetrack, which was completed during the second quarter of 2005. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Income Tax Benefit

The following table is a summary of our other income (expense) and income tax benefit:

	Three months ended March 31,		Change
(In thousands)	2006	2005	$	%

Interest income	$119	$85	$34	40%
Interest expense	(603)	(295)	(308)	(104)%
Unrealized gain on derivative instruments	204	206	(2)	(1)%
Miscellaneous, net	653	533	120	23%
Other income (expense)	$373	$529	$(156)	(29)%

Income tax benefit	$6,660	$7,639	$(979)	(13)%

Effective tax rate	39%	44%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Significant items affecting the comparability of other income and expense and income tax benefit include:

•
Interest expense increased during the three months ended March 31, 2006 due to higher borrowings for the payment of income taxes related to the gain on the sale of assets of Hollywood Park, which occurred during 2005 and, to a lesser extent, a rising interest rate environment.

•	Our year-to-date effective tax rate decreased from 44% to 39% resulting from the non-deductibility of the legislative initiative costs recognized during the three months ended March 31, 2005.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

	Three months ended March 31,		Change
(In thousands)	2006	2005	$	%

Kentucky Operations	$3,993	$4,395	$(402)	(9)%
Arlington Park	12,427	11,445	982	9%
Calder Race Course	2,192	1,911	281	15%
Hoosier Park	8,253	8,910	(657)	(7)%
Louisiana Operations	16,641	22,968	(6,327)	(28)%
CDSN	2,564	8,765	(6,201)	(71)%
Total racing operations	46,070	58,394	(12,324)	(21)%
Other investments	555	137	418	305%
Corporate revenues	165	133	32	24%
Eliminations	(1,762)	(6,782)	5,020	74%
	$45,028	$51,882	$(6,854)	(13)%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Significant items affecting comparability of our revenues by segment include:

•
Louisiana Operations and CDSN revenues decreased primarily as a result of 49 fewer live racing days at Fair Grounds Race Course during the three months ended March 31, 2006, which was partially offset by increased revenues of approximately $2.7 million from our video poker operations in Louisiana.

•
During January and February, when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 37 days during portions of January and February 2006 compared to 29 days during January of 2005, which resulted in additional revenues of $1.4 million during the three months ended March 31, 2006 compared to the same period of 2005.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

	Three months ended March 31,		Change
(In thousands)	2006	2005	$	%

Kentucky Operations	$13,552	$12,841	$711	6%
Arlington Park	15,185	14,670	515	4%
Calder Race Course	6,296	8,925	(2,629)	(29)%
Hoosier Park	8,507	8,915	(408)	(5)%
Louisiana Operations	17,249	22,041	(4,792)	(22)%
CDSN	2,006	6,632	(4,626)	(70)%
Total racing operations	62,795	74,024	(11,229)	(15)%
Other investments	519	427	92	22%
Corporate expenses	5,430	3,915	1,515	39%
Eliminations	(6,410)	(8,458)	2,048	24%
	$62,334	$69,908	$(7,574)	(11)%

Return to Index

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Significant items affecting comparability of our expenses by segment include:

•
Louisiana Operations and CDSN expenses decreased primarily as a result of 49 fewer live racing days at Fair Grounds Race Course during the three months ended March 31, 2006, which was partially offset by increased expenses of $4.1 million from our video poker operations.

•	Calder Race Course expenses decreased $2.8 million as a result of the alternative gaming initiatives in Florida during the three months ended March 31, 2005.
•
Corporate expenses increased during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of increased costs associated with the retirement and replacement of the chief executive officer, increased payroll costs and increased expenses related to various business development initiatives.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2006 and December 31, 2005:

			Change
	March 31, 2006	December 31, 2005	$	%

Total assets	$510,761	$515,196	$(4,435)	(1)%
Total liabilities	$203,345	$198,965	$4,380	2%
Total shareholders' equity	$307,416	$316,231	$(8,815)	(3)%

Significant items affecting comparability of our consolidated balance sheet include:

•
Total assets decreased slightly between December 31, 2005 and March 31, 2006. Significant changes include decreases in accounts receivable of $22.6 million offset by increases in income taxes receivable of $9.2 million and other current assets of $10.1 million. Accounts receivable balances decreased primarily due to the collection of 2005 race meet receivables for Calder Race Course and Fair Grounds as well as the collection of accounts receivables related to the 2006 Kentucky Derby and Kentucky Oaks. Income taxes receivable increased as a result of the net loss that occurred during the first quarter. Other current assets increased primarily due to increases in prepaid insurance balances associated with the renewal of our insurance premiums during the first quarter of 2006.

•
Total liabilities increased slightly between December 31, 2005 and March 31, 2006. Significant changes include increases in deferred revenue of $14.6 million, partially offset by decreases in accounts payable of $4.5 million and dividends payable of $6.5 million. Deferred revenue increased primarily due to invoicing for sponsorship events and the 2006 Kentucky Derby and Kentucky Oaks. Deferred revenue also increased partially as a result of future wagering related to the 2006 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2006. Accounts payable decreased primarily due to the payment of 2005 race meet payables for Calder Race Course.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

	Three months ended March 31,		Change
(In thousands)	2006	2005	$	%

Operating activities	$10,401	$9,377	$1,024	11%
Investing activities	$(9,953)	$(18,868)	$8,915	47%
Financing activities	$(8,277)	$(3,106)	$(5,171)	(166)%

Return to Index

Significant items affecting comparability of our liquidity and capital resources include:

•
The increase in cash provided by operating activities is primarily a reflection of the sale of the assets of Hollywood Park, which typically generated an operating loss during the first quarter of each year, as well as increased profitability of the Louisiana Operations and reduced legislative spending on alternative gaming initiatives. These items were partially offset by reduced cash flows provided by operating activities within CDSN due to 49 fewer racing days at Fair Grounds during 2006. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
Capital expenditures decreased primarily as a result of reduced expenditures related to the Churchill Downs racetrack facility renovation project referred to as the “Master Plan” offset by capital improvements at Calder Race Course, Ellis Park and Fair Grounds to repair damages sustained by natural disasters during 2005.

•
We made repayments in excess of our borrowings on our revolving loan facilities of $2.2 million during the three months ended March 31, 2006 compared to borrowings in excess of repayments on our revolving loan facilities of $3.5 million during the three months ended March 31, 2005 due to the fact that funding was needed for the facility renovation at Churchill Downs racetrack.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, we had $13.4 million of total debt outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance on the debt facilities remains constant, a one-percentage point increase or decrease in the LIBOR rate would increase or decrease annual pre-tax earnings, recorded fair value and cash flows by $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2006.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Return to Index

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Other than described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Potential Changes in Legislation and Regulation of Our Operations

Our gaming operations exist at the discretion of the states where we conduct business. Certain aspects of our gaming operations are also subject to federal statutes or regulations. All of our pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on our business, financial condition and results of operations. In addition, any expansion of our gaming operations into alternative gaming, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, will likely require various additional licenses, registrations, permits and approvals. The approval process can be time-consuming and costly, and there is no assurance of success. We have and continue to seek legal authority to offer alternative gaming at our racetracks where alternative gaming is not currently permitted.

We authorize third party account wagering providers to accept pari-mutuel wagers from subscribers residing in states that expressly authorize or do not expressly prohibit account wagering. We receive host fees and source market fees from this activity. In the past, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. In December 2000, legislation was enacted in the United States that amends the Interstate Horseracing Act of 1978. We believe that this amendment clarifies that inter-track simulcasting, off-track betting and account wagering, as currently conducted by the U.S. horseracing industry, are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition and results of operations. In addition, if any proceedings were brought by governmental or private litigants who disagree with our interpretation of the applicable laws, the adverse publicity, cost of such litigation and diversion of our management’s focus and time away from our business operations may have a material, adverse impact on our business, financial condition and results of operations.
In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States' ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Wire Act, the Travel Act and the Illegal Gambling Business Act against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Wire Act, the Travel Act and the Illegal Gambling Business Act were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the Interstate Horseracing Act, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the Interstate Horseracing Act does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception for domestic U.S. companies was created under the Interstate Horseracing Act, but recommended that the WTO's Dispute Settlement Body request the United States bring measures found to be inconsistent with GATS into conformity with its obligations with GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  Pursuant to WTO dispute settlement procedures, at a meeting of the Dispute Settlement Body (“DSB”) on May 18, 2005, the U.S. Government informed the DSB that it intended to comply with the rulings and recommendations of the WTO. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the DSB (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the DSB that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the Interstate Horseracing Act of 1978, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of the law regarding this activity. Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States’ position relative to interstate wagering on horseracing.  While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the Appellate Body report and in light of the U.S. Report and what impact, if any, the Appellate Body report and the U.S. Report will have on our business and operations. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

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

In Illinois, the IRB has the authority to designate racetracks as "host track" for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as "host track" obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the "host track" is entitled to a larger portion of commissions on the related pari-mutuel wagering. Failure to designate Arlington Park as "host track" during this period could have a material, adverse impact on our business, financial condition and results of operations. In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park's purse account. The right to recapture these revenues is subject to change every legislative session.

These statutory or regulatory established revenue sources in Indiana and Illinois are subject to change every legislative session. The reduction or elimination of any one of them could have a material, adverse impact on our results of operations. In addition, certain revenue sources are dedicated by legislation or regulation and may be subject to change.

The passage of legislation permitting alternative gaming at racetracks can be a long and uncertain process. As a result, there can be no assurance that (1) jurisdictions in which we own or operate racetracks will pass legislation permitting alternative gaming, (2) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (3) if alternative gaming is permitted at our racetracks, it will be on economically viable terms. If alternative gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct alternative gaming, there may be significant costs and other resources to be expended and there will be significant risks involved, including the risk of changes in the enabling legislation, that may have a material, adverse impact on that racetrack's business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

 Return to Index

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

See exhibit index.

Return to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 9, 2006	/s/ Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

May 9, 2006	/s/ Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX

Number	Description	By Reference To

3	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2005

10(a)	Summary of the Company’s Bonus Awards for the Named Executive Officers	Report on Form 8-K dated March 8, 2006

10(b)	Employment Agreement as Amended and Restated with Thomas H. Meeker	Exhibit 10.1 to Report on Form 8-K dated January 4, 2006

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2006

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2006

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2006