Form 10-Q
period 2006-06-30
CHURCHILL DOWNS INC
filed 2006-08-08
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of registrant's common stock at August 2, 2006 was 13,230,953 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2006

	Part I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, June 30, 2006 and December 31, 2005 (Unaudited)		3

	Condensed Consolidated Statements of Net Earnings and Comprehensive Earnings for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)		4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)		5

	Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3	4

Item 4.	Controls and Procedures	3	4

	Part II - OTHER INFORMATION

Item 1.	Legal Proceedings (Not Applicable)	3	5

Item 1A.	Risk Factors	3	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Not Applicable)	3	7

Item 3.	Defaults Upon Senior Securities (Not Applicable)	3	7

Item 4.	Submission of Matters to a Vote of Security Holders	3	7

Item 5.	Other Information (Not Applicable)	3	7

Item 6.	Exhibits	3	7

Signatures		3	8

Exhibit Index		3	9

Return to Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,986	$22,488
Restricted cash	10,682	4,946
Accounts receivable, net of allowance for doubtful accounts of $503 at June 30, 2006 and $786 at December 31, 2005	40,357	42,823
Deferred income taxes	4,054	3,949
Income taxes receivable	-	697
Other current assets	15,574	9,085
Total current assets	110,653	83,988
Other assets	13,690	13,020
Plant and equipment, net	348,740	346,530
Goodwill	53,528	53,528
Other intangible assets, net	17,717	18,130
Total assets	$544,328	$515,196
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,552	$27,957
Purses payable	27,327	14,564
Accrued expenses	46,256	44,003
Dividends payable	-	6,520
Income taxes payable	9,117	-
Deferred revenue	11,381	26,219
Total current liabilities	131,633	119,263
Long-term debt	22,614	33,793
Other liabilities	23,388	21,625
Deferred revenue	18,443	18,614
Deferred income taxes	5,670	5,670
Total liabilities	201,748	198,965
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued 13,231 shares June 30, 2006 and 13,132 shares December 31, 2005	121,499	121,270
Retained earnings	221,081	198,001
Unearned stock compensation	-	(3,040)
Total shareholders’ equity	342,580	316,231
Total liabilities and shareholders’ equity	$544,328	$515,196

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
for the three and six months ended June 30, 2006 and 2005
(Unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$175,025	$163,207	$220,053	$215,089
Operating expenses	115,937	110,599	167,808	167,752
Gross profit	59,088	52,608	52,245	47,337
Selling, general and administrative expenses	11,921	12,271	23,649	25,026
Insurance recoveries, net of losses	(9,614)	-	(10,880)	-
Operating income	56,781	40,337	39,476	22,311
Other income (expense):
Interest income	243	76	362	161
Interest expense	(579)	(390)	(1,182)	(685)
Unrealized gain on derivative instruments	204	204	408	410
Miscellaneous, net	14	132	665	665
	(118)	22	253	551
Earnings from continuing operations before provision for income taxes	56,663	40,359	39,729	22,862
Provision for income taxes	(23,310)	(17,681)	(16,649)	(10,042)
Net earnings from continuing operations	33,353	22,678	23,080	12,820
Discontinued operations, net of income taxes:
Earnings (loss) from operations	-	1,508	-	(2,531)
Net earnings	33,353	24,186	23,080	10,289
Other comprehensive (loss) income, net of income taxes:
Change in fair value of cash flow hedges	-	(674)	-	395
Comprehensive earnings	$33,353	$23,512	$23,080	$10,684
Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$2.46	$1.70	$1.70	$0.96
Discontinued operations	-	0.11	-	(0.19)
Net earnings	$2.46	$1.81	$1.70	$0.77
Diluted
Net earnings from continuing operations	$2.45	$1.69	$1.69	$0.95
Discontinued operations	-	0.11	-	(0.19)
Net earnings	$2.45	$1.80	$1.69	$0.76
Weighted average shares outstanding:
Basic	13,124	12,884	13,099	12,882
Diluted	13,623	13,457	13,624	13,506

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited) (in thousands)
	2006	2005
Cash flows from operating activities:
Net earnings	$23,080	$10,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,573	13,563
Unrealized gain on derivative instruments	(408)	(410)
Other	880	480
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(5,736)	(17,125)
Accounts receivable	(10,767)	(14,436)
Other current assets	(6,489)	(4,254)
Accounts payable	13,756	25,883
Purses payable	12,763	6,145
Accrued expenses and other liabilities	4,556	6,090
Income taxes payable	9,814	4,763
Deferred revenue	(1,776)	3,636
Other assets and liabilities	1,397	2,054
Net cash provided by operating activities	51,643	36,678
Cash flows from investing activities:
Additions to plant and equipment	(14,180)	(32,913)
Proceeds on sale of fixed assets	7	2
Net cash used in investing activities	(14,173)	(32,911)
Cash flows from financing activities:
Borrowings on bank line of credit	159,885	217,423
Repayments of bank line of credit	(171,772)	(222,942)
Change in book overdraft	(4,161)	1,285
Payment of dividends	(6,520)	(6,430)
Windfall tax benefit from share-based compensation	573	-
Common stock issued	2,023	670
Net cash used in financing activities	(19,972)	(9,994)
Net increase (decrease) in cash and cash equivalents	17,498	(6,227)
Cash and cash equivalents, beginning of period	22,488	27,694
Cash and cash equivalents, end of period	39,986	21,467
Cash and cash equivalents included in assets held for sale	-	(11,587)
Cash and cash equivalents in continuing operations	$39,986	$9,880
Cash paid during the period for:
Interest	$519	$6,909
Income taxes	$6,019	$5,511
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	1,453	4,004
Issuance of common stock in connection with restricted stock plan	216	30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Long-Lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. In addition, goodwill is otherwise tested for impairment on an annual basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2006, and no adjustment to the carrying value of goodwill was required.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities ("OTBs") (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with in-home wagering providers. In addition to the commissions and fees earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not directly related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where the facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed. Non-wagering revenues also include the Indiana riverboat admissions subsidy, which is recognized ratably over the Company’s fiscal year.

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

Greater than 70% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at the Company’s racetracks and also wagers made on imported simulcast signals at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective racetracks are not conducting live race meets and at the Company’s OTBs throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or advance deposit wagering, consists of patron wagers through a pre-funded account.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) using the modified-prospective transition method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and will begin to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the three and six months ended June 30, 2006, the Company recorded $34 thousand and $56 thousand, respectively, net of a related income tax benefit of $23 thousand and $40 thousand, respectively, of additional share-based compensation expense as a result of adopting SFAS No. 123(R). Previous periods have not been restated. See Note 5 for further details.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Hollywood Park Racetrack sold on September 23, 2005 are reflected in the Condensed Consolidated Statement of Net Earnings as discontinued operations for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net revenues	$49,369	$53,804
Operating expenses	38,553	47,016
Gross profit	10,816	6,788
Selling, general and administrative expenses	2,134	3,355
Operating income	8,682	3,433
Other income (expense):
Interest income	13	14
Interest expense	(3,281)	(5,633)
Miscellaneous, net	2	2
Other income (expense)	(3,266)	(5,617)
Income (loss) before provision for income taxes	5,416	(2,184)
Provision for income taxes	(3,908)	(347)
Net earnings (loss)	$1,508	$(2,531)

3.	Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of the Company's Louisiana Operations suffered damages from Hurricane Katrina. The Company carries property and casualty insurance, as well as business interruption insurance. Under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds may exceed any losses. The Company has not yet determined the ultimate impact that Hurricane Katrina will have on its results of operations. As of June 30, 2006, the Company has received $18.0 million in insurance recoveries.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami, as well as other parts of South Florida. A significant portion of the assets of Calder Race Course suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. Under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds may exceed any losses. As of June 30, 2006, the Company has received $2.0 million in insurance recoveries.

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park Race Course and its on-site simulcast facility. Ellis Park sustained damage to its stable area, as well as several other buildings at the racetrack. The Company carries property and casualty insurance as well as business interruption insurance. Under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages. The Company does not believe that the tornado damage will have a material, adverse impact on its results of operations. As of June 30, 2006, the Company has received $6.0 million in insurance recoveries.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information

The casualty losses and related insurance recoveries have been included as components of operating income in the Company’s Condensed Consolidated Statements of Net Earnings. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the three and six months ended June 30, 2006 (in thousands):

	Three Months ended June 30, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	$(5,543)	$14,830	$9,287
Calder Race Course	(1,162)	1,813	651
Ellis Park Race Course	(2,678)	2,354	(324)
Total	$(9,383)	$18,997	$9,614

	Six Months ended June 30, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	$(5,543)	$15,827	$10,284
Calder Race Course	(1,162)	1,813	651
Ellis Park Race Course	(3,280)	3,225	(55)
Total	$(9,985)	$20,865	$10,880

As of June 30, 2006 and December 31, 2005, approximately $2.3 million and $1.8 million of insurance proceeds were included as a current liability in the Company’s Consolidated Balance Sheets, which represent amounts recovered for costs yet to be incurred.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings (loss) per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$33,353	$22,678	$23,080	$12,820
Net earnings from continuing operations allocated to participating securities	(1,112)	(770)	(770)	(435)
Numerator for basic net earnings from continuing operations per common share	$32,241	$21,908	$22,310	$12,385

Numerator for basic net earnings per common share:
Net earnings	$33,353	$24,186	$23,080	$10,289
Net earnings allocated to participating securities	(1,112)	(821)	(770)	(349)
Numerator for basic net earnings per common share	$32,241	$23,365	$22,310	$9,940

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$33,353	$22,678	$23,080	$12,820
Discontinued operations, net of income taxes	-	1,508	-	(2,531)
Net earnings	$33,353	$24,186	$23,080	$10,289

Denominator for net earnings per common share:
Basic	13,124	12,884	13,099	12,882
Plus dilutive effect of stock options	46	120	72	171
Plus dilutive effect of convertible note	453	453	453	453
Diluted	13,623	13,457	13,624	13,506

Earnings per common share:
Basic
Net earnings from continuing operations	$2.46	$1.70	$1.70	$0.96
Discontinued operations	-	0.11	-	(0.19)
Net earnings	$2.46	$1.81	$1.70	$0.77

Diluted
Net earnings from continuing operations	$2.45	$1.69	$1.69	$0.95
Discontinued operations	-	0.11	-	(0.19)
Net earnings	$2.45	$1.80	$1.69	$0.76

Options to purchase 37 thousand and 45 thousand shares for the three months ended June 30, 2006 and 2005, respectively, and options to purchase 19 thousand and 28 thousand shares for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Share-Based Compensation

At June 30, 2006, the Company has share-based employee compensation plans as described below. The total compensation expense related to these plans, which include a restricted stock plan as well as an employee stock purchase plan, was $200 thousand and $56 thousand, net of an income tax benefit of $140 thousand and $44 thousand, for the three months ended June 30, 2006 and 2005, respectively, and $391 thousand and $111 thousand, net of an income tax benefit of $282 thousand and $87 thousand for the six months ended June 30, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vested term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation" has been applied to its share-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, share-based compensation expense for the six months ended June 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of one year for options related to an employee stock purchase plan.

As a result of adopting SFAS No. 123(R), the impact to the Condensed Consolidated Financial Statements for the three months ended June 30, 2006 on earnings from continuing operations before provision for income taxes and net earnings from continuing operations was $57 thousand and $34 thousand lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The impact to the Condensed Consolidated Financial Statements for the six months ended June 30, 2006 on earnings from continuing operations before provision for income taxes and net earnings from continuing operations was $96 thousand and $56 thousand lower, respectively. Such impact relates to the recognition of expense of the fair value of all outstanding options associated with an employee stock purchase plan over their requisite service period. Amounts previously recorded as unearned compensation within shareholders’ equity on the Condensed Consolidated Balance Sheets were reclassified to common stock as of January 1, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for share-based compensation in accordance with APB No. 25 for the three and six months ended June 30, 2005. Had the compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123(R), the Company’s net earnings from continuing operations and net earnings from continuing operations per common share for the three and six months ended June 30, 2005 would approximate the pro forma amounts presented below:

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings from continuing operations, as reported	$22,678	$12,820
Add: Stock based compensation expense included in reported net earnings from continuing operations	56	111
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(313)	(625)
Pro forma net earnings from continuing operations	$22,421	$12,306

Net earnings from continuing operations per common share:
As reported
Basic	$1.70	$0.96
Diluted	$1.69	$0.95
Pro forma
Basic	$1.68	$0.92
Diluted	$1.67	$0.91

Employee Stock Options

The Company sponsors the Churchill Downs Incorporated 2003 Stock Option Plan (the "03 Plan"), the Churchill Downs Incorporated 1997 Stock Option Plan (the "97 Plan"), and the Churchill Downs Incorporated 1993 Stock Option Plan (the "93 Plan"), also collectively referred to as the “Stock Option Plans." These share-based incentive compensation plans are described below.

No stock options are available under the 93 Plan. On March 13, 2003, the Board of Directors suspended the 97 Plan effective upon the shareholders’ approval of the 03 Plan. Awards issued under the 97 Plan prior to its suspension were unaffected by such suspension. On November 13, 2003, the Board of Directors terminated the 03 Plan, effective upon the shareholders' approval of the Churchill Downs Incorporated 2004 Restricted Stock Plan (the "Restricted Stock Plan"). Awards issued under the 03 Plan prior to its termination were unaffected by such termination.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. All outstanding stock options have contractual terms of ten years and generally vest three years from the date of grant.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's Stock Option Plans during the quarters ended March 31, 2006 and June 30, 2006 is presented below (in thousands, except per share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2005	525	$28.30
Granted	-	-
Exercised	(59)	$19.01
Cancelled/Forfeited	(10)	$34.64

Balance, March 31, 2006	456	$29.37
Granted	-	-
Exercised	(36)	$24.75
Cancelled/Forfeited	(1)	$38.92

Balance, June 30, 2006	419	$29.72

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (in thousands, except per share data):

	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value per Share (1)	Aggregate Intrinsic Value (1)
Options outstanding, exercisable and vested at June 30, 2006	419	4.5	$29.72	$7.73	$3,239

(1) Computed based upon the amount by which the fair market value of the Company’s common stock at June 30, 2006 of $37.45 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $0.5 million and $1.8 million, compared with $29 thousand and $0.4 million for the three and six months ended June 30, 2005, respectively. Cash received from stock option exercises totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2006, respectively, and $46 thousand and $0.7 million for the three and six months ended June 30, 2005, respectively.

At December 31, 2005, there were 514 thousand options exercisable with a weighted average exercise price of $28.17.

Restricted Stock Plan

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June of 2004. The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries. Up to 315 thousand shares of common stock have been reserved and set aside out of the Company's authorized but unissued common stock for issuance under the Restricted Stock Plan. Restricted shares generally vest in full five years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under the Restricted Stock Plan is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded approximately $283 thousand and $578 thousand of compensation expense, included in net earnings from continuing operations, during the three and six months ended June 30, 2006, respectively, and $100 thousand and $198 thousand of compensation expense, included in net earnings from continuing operations, during the three and six months ended June 30, 2005, respectively. SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the three and six months ended June 30, 2006 would have been $206 thousand and $437 thousand, respectively, and $88 and $213 thousand during the three and six months ended June 30, 2005, respectively.

Activity for the Restricted Stock Plan for the quarters ended March 31, 2006 and June 30, 2006 is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	88	$39.47
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-

Balance, March 31, 2006	88	$39.47
Granted	5	$43.20
Vested	-	-
Cancelled/Forfeited	(1)	$44.02

Balance, June 30, 2006	92	$39.61

As of June 30, 2006, there was $2.6 million unrecognized share-based compensation expense related to nonvested restricted stock awards that the Company expects to recognize over a weighted average period of 4.0 years.

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

During the 2005 plan year, the Company granted ten thousand shares to eligible employees under the Employee Stock Purchase Plan. The Company’s estimate of options granted in 2005 under the Employee Stock Purchase Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2004 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2005. During the three and six months ended June 30, 2006, the Company recognized $57 thousand and $96 thousand of compensation expense related to the unvested portion of the grant made during the 2005 plan year.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Kentucky Operations, including Churchill Downs racetrack, its on-site simulcast facility and racecourse enclosure, and Ellis Park Race Course and its on-site simulcast facility; (2) Calder Race Course; (3) Arlington Park and its eight OTBs; (4) Hoosier Park racetrack and its on-site simulcast facility and its three OTBs; (5) Louisiana Operations, including Fair Grounds, its eleven OTBs and Video Services, Inc.; (6) Churchill Downs Simulcast Network ("CDSN"), the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions ("CDSP") and the Company’s various equity interests, which are not material. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity. EBITDA of the corporate segment for the three and six months ended June 30, 2005 includes approximately $1.3 million of management fees related to Hollywood Park Racetrack, which was sold on September 23, 2005.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about reported segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues from external customers:
Kentucky Operations	$69,658	$65,976	$73,651	$70,353
Arlington Park	23,204	22,472	35,631	33,917
Calder Race Course	23,209	22,812	25,146	24,430
Hoosier Park	11,086	11,527	19,339	20,438
Louisiana Operations	18,679	14,825	33,913	31,457
CDSN	28,904	25,523	31,468	34,289
Total racing operations	174,740	163,135	219,148	214,884
Other investments	288	206	743	206
Corporate	(3)	287	162	420
Net revenues from continuing operations	175,025	163,628	220,053	215,510
Discontinued operations	-	48,948	-	53,383
	$175,025	$212,576	$220,053	$268,893
Intercompany net revenues:
Kentucky Operations	$17,160	$14,734	$17,160	$14,752
Arlington Park	3,011	2,623	3,011	2,623
Calder Race Course	2,776	2,699	3,031	2,991
Hoosier Park	100	76	100	76
Louisiana Operations	-	-	1,407	6,335
Total racing operations	23,047	20,132	24,709	26,777
Other investments	738	680	838	817
Eliminations	(23,785)	(21,233)	(25,547)	(28,015)
	-	(421)	-	(421)
Discontinued operations	-	421	-	421
	$-	$-	$-	$-
Segment EBITDA and net earnings:
Kentucky Operations	$37,732	$36,887	$30,923	$30,251
Arlington Park	756	1,604	(1,196)	(47)
Calder Race Course	2,856	2,534	(549)	(3,320)
Hoosier Park	147	410	274	824
Louisiana Operations	14,222	772	14,361	(406)
CDSN	7,005	6,184	7,564	8,317
Total racing operations	62,718	48,391	51,377	35,619
Other investments	397	372	996	550
Corporate	(841)	(2,116)	(1,251)	(2,396)
Total	62,274	46,647	51,122	33,773
Depreciation and amortization	(5,275)	(5,974)	(10,573)	(10,387)
Interest income (expense), net	(336)	(314)	(820)	(524)
Provision for income taxes	(23,310)	(17,681)	(16,649)	(10,042)
Net earnings from continuing operations	33,353	22,678	23,080	12,820
Discontinued operations, net of income taxes	-	1,508	-	(2,531)
Net earnings	$33,353	$24,186	$23,080	$10,289

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents total asset information about reported segments (in thousands):

	June 30, 2006	December 31,2005
Total assets:
Kentucky Operations	$456,837	$440,953
Arlington Park	88,829	84,796
Calder Race Course	95,197	92,552
Hoosier Park	36,274	33,318
Louisiana Operations	87,834	74,157
CDSN	11,018	11,018
Other investments	154,312	143,003
	930,301	879,797
Eliminations	(385,973)	(364,601)
	$544,328	$515,196

	Six Months Ended June 30,
	2006	2005
Capital expenditures, net:
Kentucky Operations	$4,814	$22,489
Hollywood Park	-	1,135
Calder Race Course	5,857	1,474
Arlington Park	1,305	4,540
Hoosier Park	261	124
Louisiana Operations	1,705	3,045
Other Investments	238	106
	$14,180	$32,913

7.	Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position shall be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold. FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The change in net assets that results from the application of FIN 48 shall be recorded as an adjustment to retained earnings. Management has not yet determined the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations and earnings per common share.

8.	Subsequent Event

On July 15, 2006 the Company entered into a Stock Purchase Agreement with EP Acquisition, LLC (the “Purchaser”) pursuant to which the Company will sell, and the Purchaser will acquire, all issued and outstanding common shares of stock (the “Stock”) of Racing Corporation of America, the parent corporation of Ellis Park Race Course.

Return to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2006, the Company also entered into a Management Agreement with the Purchaser pursuant to which the Purchaser will manage the operations of Ellis Park from July 19, 2006 through the date of the closing. Management has determined that the sale of the Stock will not have a material, adverse impact on the Company’s financial position and results of operations. The closing of the sale of the Stock is anticipated to take place during the third quarter of 2006 and is subject to customary conditions.

Return to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with Customer Relationship Management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; litigation surrounding the Rosemont, Illinois riverboat casino; changes in Illinois law that impact revenues of racing operations in Illinois; a decrease in riverboat admissions subsidy revenue from our Indiana operations; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide assurance on the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma, on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information, including Part I - Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II - Item 1A of the Quarterly Report on Form 10-Q .

Overview

We conduct pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests, as well as alternative gaming through video poker machines in Louisiana.

Return to Index

We operate the Churchill Downs racetrack, its on-site simulcast facility and training facility in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby, and Ellis Park Race Course, Inc., a Thoroughbred racing operation in Henderson, Kentucky (collectively referred to as "Kentucky Operations").

We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois and its eight off-track betting facilities ("OTBs"); Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; and Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana, its eleven OTBs and Video Services, Inc. ("VSI") (collectively referred to as "Louisiana Operations"). Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing, its on-site simulcast facility and its three OTBs.

The Churchill Downs Simulcast Network ("CDSN") provides the principal oversight of interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

Racing World

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

Insurance Recoveries, Net of Losses

As of June 30, 2006, we have received $18.0 million, $2.0 million and $6.0 million in insurance recoveries related to damages suffered from natural disasters by our Louisiana Operations, Calder Race Course and Ellis Park, respectively. We recorded $10.9 million of insurance recoveries, net of losses in our Condensed Consolidated Statements of Net Earnings for the six months ended June 30, 2006. Please refer to Note 3 to our Condensed Consolidated Financial Statements for further details regarding the natural disasters and related casualty losses and insurance recoveries.

Sale of Ellis Park Race Course

On July 15, 2006 we entered into a Stock Purchase Agreement with EP Acquisition, LLC (the “Purchaser”) pursuant to which we will sell, and the Purchaser will acquire, all issued and outstanding common shares of stock (“the Stock”) of Racing Corporation of America, the parent corporation of Ellis Park Race Course.

On July 15, 2006, we also entered into a Management Agreement with the Purchaser pursuant to which the Purchaser will manage the operations of Ellis Park from July 19, 2006 through the date of the closing. Management has determined that the sale of the Stock will not have a material, adverse impact on our financial position and results of operations. The closing of the sale of the Stock is anticipated to take place during the third quarter of 2006 and is subject to customary closing conditions.

Employment Agreement - Robert L. Evans

On July 18, 2006, we entered into an employment agreement (“the Employment Agreement”) with Robert L. Evans, who will replace Thomas H. Meeker as President and Chief Executive Officer of the Company, and serve as a member of the Board of Directors of the Company (the “Board”), effective August 14, 2006. The Employment Agreement was approved by the Board.

The Employment Agreement has an initial term of employment for three years, with automatic one-year extensions (unless either party provides a written notice not to extend the term of employment at least 90 days prior to the then-current expiration date). The Employment Agreement provides for earlier termination under certain circumstances.

Return to Index

The Employment Agreement provides for an annual base salary of $450,000, with reviews for potential increase at the discretion of the Board. Mr. Evans will be first eligible to participate in the annual performance bonus plan for the performance period commencing January 1, 2007, with his initial target bonus opportunity for such period to be 75% of his base salary.

The Employment Agreement further provides that Mr. Evans will receive the following equity-based awards: (i) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment; (ii) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on Nasdaq for twenty consecutive trading days; (iii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching a certain closing price on Nasdaq for ten consecutive trading days; and (iv) a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant.

Florida Court Ruling

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities on the ballot in 2004. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. As the decision was filed August 8, 2006, we are still in the process of reviewing with counsel its impact on the potential for slots at Calder Race Course and options relative to the pending litigation.

Legislative and Regulatory Developments

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization ("WTO"), challenging the United States' ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the "Acts") against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services ("GATS"). In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO's Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States' position relative to interstate wagering on horseracing. The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horseracing remains unclear.

Return to Index

Federal Legislation

The U.S. House of Representatives is considering the Internet Gambling Prohibition and Enforcement Act (“HR 4411”) that combines bills offered by Representative Bob Goodlatte (R-VA) and Representative Jim Leach (R-IA), which would criminalize gaming over the Internet by amending the Wire Act to specifically cover Internet activities. HR 4411 contains a “rule of construction” and a “Sense of Congress” which explicitly state that the provisions of HR411 are not intended to criminalize any activity that is currently permitted by the IHA. HR 4411 has been approved by the House of Representatives and will be considered by the United States Senate during the last half of 2006. HR 4411 states it does not change the existing relationship between the IHA and the Wire Act.

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator," as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. Some of these in-home wagering providers accept pari-mutuel wagers from Indiana residents. TVG, one of our major in-home providers in Indiana, has ceased operations in Indiana due to legal uncertainty created by SEA 92.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%. On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder. Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located. Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005. Slot operations are expected to commence in a staggered manner at Broward's four pari-mutuel wagering facilities from September of 2006 through 2008. We believe that the failure of the local referendum to pass in Miami-Dade County was due primarily to Governor Bush's active opposition to the measure during the final days of the campaign. We are preparing a strategy to seek passage in Miami-Dade County when the issue can again be placed on the ballot. The earliest that it can be placed on the ballot is March 8, 2007, but it may be 2008 before the issue is actually placed on the ballot. We are currently determining the most advantageous date for placing the issue on the ballot. The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

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

Return to Index

Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on Arlington Park's results of operations.

Under previously enacted legislation, the Illinois Horse Racing Equity fund was scheduled to receive a portion (up to 15% of adjusted gross receipts) of wagering tax from the tenth riverboat casino license issued. The grant of the tenth riverboat license is currently the subject of numerous legal challenges and, as such, is currently not an operational riverboat license. The funds were scheduled to be utilized for purses and track discretionary spending. Because the tenth license has never been operational, the Illinois Horse Racing Equity fund has never had any funds to distribute.

In the Spring of 2006 session of the Illinois General Assembly, legislation was passed to create and fund the Horse Racing Equity Trust fund. The Horse Racing Equity Trust fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is to be used for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements. The legislation expires two years after its immediate effective date. The governor of Illinois signed the legislation on May 26, 2006 as Public Act 94-0805.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust fund. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Attorney General will represent Illinois on this matter. As of the date of the filing of this Quarterly Report on Form 10-Q, management does not know the impact that the ultimate outcome of this matter will have on our consolidated financial position and results of operations.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB designated Arlington Park as host track in Illinois during January of 2006 for 29 days, which is the same as January of 2005. In addition, Arlington Park was designated as host track for eight days during February of 2006, which resulted in an increase of $0.5 million in pre-tax earnings for the month of February of 2006 compared to the same period of 2005. Arlington Park's future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated "host track" could have a material, adverse impact on our results of operations.

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

Return to Index

Kentucky statutes provide for the payment of supplemental purses by Kentucky racetracks for designated races won by Kentucky-bred horses. A portion of the excise tax collected on live, inter-track and simulcast wagering is available to reimburse each Kentucky racetrack for monies paid out as supplemental purses. The payment of the monies is administered through the Kentucky Thoroughbred Development Fund (the “KTDF”). Ellis Park is currently seeking reimbursement for $775,380 from the KTDF for monies paid out as supplemental purses in 2005. The Kentucky Horse Racing Authority has requested the Kentucky State Auditor to audit the KTDF to determine amounts owed to Ellis Park as well as other racetracks. The timing and outcome of the audit are unknown at this time.

Louisiana

We have received statutory, regulatory and other authorizations to operate slot machines at Fair Grounds. Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations. Under the Louisiana statute, Fair Grounds was permitted to operate 500 slot machines. As a result of Hurricane Katrina, the agreement between Harrah's Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines. Conforming legislation was passed in the 2006 session of the Louisiana legislature. Due to Hurricane Katrina, we are currently evaluating the feasibility of beginning construction of a new slot facility.

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

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter. The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter. In June of 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. Based upon an opinion from the Louisiana Attorney General and other legal advice, we do not believe the installation of slot machines at Fair Grounds violates the City Charter.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those initial estimates. In general, however, our estimates have historically approximated actual results.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for retentions under our liability and workers' compensation policies. Additionally, estimates are used for determining income tax liabilities and the valuation of interest rate risk derivative contracts (interest rate swaps) and other derivative instruments.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the impairment or disposal of Long-Lived Assets." For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assign estimated useful lives

Return to Index

to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with finite lives are amortized using the straight-line method.

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

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery under such policies as specified in Financial Accounting Standards Board Interpretation No. 30, "Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets."

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

For our business insurance renewals over the past several years, we have assumed more risk than in prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverages. Our March 1, 2006 business insurance renewals included substantially the same coverages and retentions as previous years. However, our property retentions in Florida and Louisiana increased significantly for wind damage. We estimate insurance liabilities for workers compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact the total insurance cost and overall results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current year is uncertain.

Return to Index

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

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not directly related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-wagering revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective states’ racing regulatory body. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and in-home wagering. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals at our racetracks during our live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year. Export handle includes all wagers made on our live racing signals sent to other tracks, OTBs and in-home wagering. In-home wagering, or advance deposit wagering, consists of patron wagers through a pre-funded account.

We retain as revenue a predetermined percentage or commission on the total amount wagered on live and import simulcasting sources, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 15% to 27%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

Return to Index

Results Of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share data and live race days)	Three Months Ended June 30,		Change
	2006	2005	Amount	%

Total pari-mutuel handle	$1,269,571	$1,182,752	$86,819	7%
Number of live race days	192	187	5	3%

Net pari-mutuel revenues	$105,307	$100,295	$5,012	5%
Other operating revenues	69,718	62,912	6,806	11%
Total net revenues	$175,025	$163,207	$11,818	7%

Gross profit	$59,088	$52,608	$6,480	12%
Gross margin percentage	34%	32%

Operating income	$56,781	$40,337	$16,444	41%
Net earnings from continuing operations	$33,353	$22,678	$10,675	47%

Diluted net earnings from continuing operations per common share	$2.45	$1.69

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Our total net revenues increased $11.8 million primarily due to increased revenues during the week of the Kentucky Derby, which resulted in higher revenues in our Kentucky Operations and CDSN segments. Net revenues from the Louisiana Operations also increased significantly primarily as a result of increased wagering at our video poker operations as well as an increase in import simulcasting pari-mutuel revenues. Net revenues from Arlington Park increased primarily as a result of five more live racing days during the three months ended June 30, 2006 compared to the same period of 2005. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings from continuing operations per common share included:

•
During the three months ended June 30, 2006, we recorded insurance recoveries, net of losses of $9.6 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations, Calder Race Course and Ellis Park.

•	Our effective tax rate decreased from 44% to 41% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Return to Index

Consolidated Expenses

The following table is a summary of our consolidated expenses:

(In thousands)	Three Months Ended June 30,		Change
	2006	2005	$	%

Purse expenses	$48,830	$45,216	$3,614	8%
Depreciation/amortization	5,275	5,974	(699)	(12)%
Other operating expenses	61,832	59,409	2,423	4%
SG&A expenses	11,921	12,271	(350)	(3)%
Insurance recoveries, net of losses	(9,614)	-	(9,614)	(100)%
Total expenses from continuing operations	$118,244	$122,870	$(4,626)	(4)%

Percent of revenue	68%	75%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Total expenses decreased 4% during the three months ended June 30, 2006, primarily as a result of insurance recoveries, net of losses of $9.6 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations, Calder Race Course and Ellis Park. Purse expenses from the Kentucky Operations increased $1.7 million primarily due to a successful Kentucky Derby week. Purse expenses from the Louisiana Operations increased $1.2 million primarily due to higher revenues from our video poker operations and import simulcasting pari-mutuel operations. Other operating expenses from the Kentucky Operations and CDSN increased primarily as a result of increased expenses related to the Kentucky Derby, including those associated with fulfilling the sponsorships related to the Kentucky Derby. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes:

(In thousands)	Three Months Ended June 30,		Change
	2006	2005	$	%

Interest income	$243	$76	$167	220%
Interest expense	(579)	(390)	(189)	(48)%
Unrealized gain on derivative instruments	204	204	-	-
Miscellaneous, net	14	132	(118)	(89)%
Other income (expense)	$(118)	$22	$(140)	(636)%

Provision for income taxes	$(23,310)	$(17,681)	$(5,629)	(32)%

Effective tax rate	41%	44%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

•	Our effective tax rate decreased from 44% to 41% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands)	Three Months Ended June 30,		Change
	2006	2005	$	%

Kentucky Operations	$86,818	$80,710	$6,108	8%
Arlington Park	26,215	25,095	1,120	4%
Calder Race Course	25,985	25,511	474	2%
Hoosier Park	11,186	11,603	(417)	(4)%
Louisiana Operations	18,679	14,825	3,854	26%
CDSN	28,904	25,523	3,381	13%
Total Racing Operations	197,787	183,267	14,520	8%
Other Investments	1,026	886	140	16%
Corporate	(3)	287	(290)	(101)%
Eliminations	(23,785)	(21,233)	(2,552)	(12)%
Net revenues from continuing operations	$175,025	$163,207	$11,818	7%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Significant items affecting comparability of our revenues by segment include:

•
Net revenues from the Kentucky Operations and CDSN increased primarily as a result of a successful Kentucky Derby week, including continued benefits realized from the newly renovated Churchill Downs racetrack facility as well as higher non-wagering revenues associated with the Kentucky Derby.

•
Net revenues from the Louisiana Operations also increased significantly primarily as a result of increased wagering at our video poker operations as well as an increase in import simulasting pari-mutuel revenues. Since the reopening of our OTBs in Louisiana after Hurricane Katrina, we experienced a significant rise in business levels that we believe is attributable to the limited entertainment options available in the Gulf Coast region.

•
Net revenues from Arlington Park increased primarily as a result of five more live racing days during the three months ended June 30, 2006 compared to the same period of 2005. The live racing meet of Arlington Park began on the weekend of the Kentucky Derby during 2006.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands)	Three Months Ended June 30,		Change
	2006	2005	$	%

Kentucky Operations	$51,863	$47,013	$4,850	10%
Arlington Park	26,166	24,395	1,771	7%
Calder Race Course	23,926	23,596	330	1%
Hoosier Park	11,425	11,525	(100)	(1)%
Louisiana Operations	5,088	14,739	(9,651)	(65)%
CDSN	21,898	19,339	2,559	13%
Total Racing Operations	140,366	140,607	(241)	-
Other Investments	622	784	(162)	(21)%
Corporate	4,985	5,461	(476)	(9)%
Eliminations	(27,729)	(23,982)	(3,747)	(16)%
Total expenses from continuing operations	$118,244	$122,870	$(4,626)	(4)%

Return to Index

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Significant items affecting comparability of our expenses by segment include:

•	Expenses from the Louisiana Operations decreased primarily as a result of the recognition of insurance recoveries, net of losses of $9.3 million related to damages from Hurricane Katrina.
•
Expenses from the Kentucky Operations and CDSN increased primarily as a result of increased expenses related to the Kentucky Derby, including higher expenses associated with fulfilling sponsorships related to the Kentucky Derby.

•
Expenses from Arlington Park increased primarily as a result of five more live racing days during the three months ended June 30, 2006 compared to the same period of 2005. The live racing meet of Arlington Park began on the weekend of the Kentucky Derby during 2006.

Results Of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share data and live race days)	Six Months Ended June 30,		Change
	2006	2005	Amount	%

Total pari-mutuel handle	$1,558,730	$1,676,639	$(117,909)	(7)%
Number of live race days	206	250	(44)	(18)%

Net pari-mutuel revenues	$136,803	$139,983	$(3,180)	(2)%
Other operating revenues	83,250	75,106	8,144	11%
Total net revenues	$220,053	$215,089	$4,964	2%

Gross profit	$52,245	$47,337	$4,908	10%
Gross margin percentage	24%	22%

Operating income	$39,476	$22,311	$17,165	77%
Net earnings from continuing operations	$23,080	$12,820	$10,260	80%

Diluted net earnings from continuing operations per common share	$1.69	$0.95

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Our total net revenues increased $5.0 million primarily due to increased revenues during the week of the Kentucky Derby, which resulted in higher revenues in our Kentucky Operations and CDSN. Net revenues from Arlington Park increased primarily as a result of five more live racing days during the six months ended June 30, 2006 compared to the same period of 2005 as well as the fact that Arlington Park was appointed host track in Illinois for eight more days during 2006 compared to 2005. We also experienced incremental net revenues from increased wagering at our video poker operations in Louisiana as well as increased import simulcasting pari-mutuel revenues. These increased net revenues were partially offset by decreased net revenues from the Louisiana Operations and CDSN primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings from continuing operations per common share included:

•
During the six months ended June 30, 2006, we recorded a net gain of $10.9 million related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations, Calder Race Course and Ellis Park.

Return to Index

•	We incurred $2.8 million of expenses related to alternative gaming initiatives in Florida during the six months ended June 30, 2005.
•	Our effective tax rate decreased from 44% to 42% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

(In thousands)	Six Months Ended June 30,		Change
	2006	2005	$	%

Purse expenses	$63,069	$62,805	$264	-
Depreciation/amortization	10,573	10,387	186	2%
Other operating expenses	94,166	94,560	(394)	-
SG&A expenses	23,649	25,026	(1,377)	(6)%
Insurance recoveries, net of losses	(10,880)	-	(10,880)	(100)%
Total expenses from continuing operations	$180,577	$192,778	$(12,201)	(6)%

Percent of revenue	82%	90%

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Total expenses decreased 6% during the six months ended June 30, 2006, primarily as a result of insurance recoveries, net of losses of $10.9 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations, Calder Race Course and Ellis Park. We incurred $2.8 million of expenses related to the alternative gaming initiatives in Florida during the six months ended June 30, 2005. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and the Provision for Income Taxes

The following table is a summary of our other income (expense) and the provision for income taxes:

(In thousands)	Six Months Ended June 30,		Change
	2006	2005	$	%

Interest income	$362	$161	$201	125%
Interest expense	(1,182)	(685)	(497)	(73)%
Unrealized gain on derivative instruments	408	410	(2)	-
Miscellaneous, net	665	665	-	-
Other income (expense)	$253	$551	$(298)	(54)%

Provision for income taxes	$(16,649)	$(10,042)	$(6,607)	(66)%

Effective tax rate	42%	44%

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

•	Our effective tax rate decreased from 44% to 42% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Return to Index

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands)	Six Months Ended June 30,		Change
	2006	2005	$	%

Kentucky Operations	$90,811	$85,105	$5,706	7%
Arlington Park	38,642	36,540	2,102	6%
Calder Race Course	28,177	27,421	756	3%
Hoosier Park	19,439	20,514	(1,075)	(5)%
Louisiana Operations	35,320	37,792	(2,472)	(7)%
CDSN	31,468	34,289	(2,821)	(8)%
Total Racing Operations	243,857	241,661	2,196	1%
Other Investments	1,581	1,023	558	55%
Corporate	162	420	(258)	(61)%
Eliminations	(25,547)	(28,015)	2,468	9%
Net revenues from continuing operations	$220,053	$215,089	$4,964	2%

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Significant items affecting comparability of our revenues by segment include:

•
Net revenues from Kentucky Operations increased primarily as a result of a successful Kentucky Derby, including continued benefits realized from the newly renovated Churchill Downs racetrack facility as well as higher non-wagering revenues associated with the Kentucky Derby.

•
Net revenues from Arlington Park increased primarily as a result of five more live racing days during the six months ended June 30, 2006 compared to the same period of 2005 as well as the fact that Arlington Park was designated host track in Illinois for eight more days during 2006 compared to 2005.

•
Net revenues from the Louisiana Operations and CDSN decreased primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. A shortened race meet was conducted at Harrah’s Louisiana Downs from November 19, 2005 through January 22, 2006 resulting in 12 racing days during the six months ended June 30, 2006 as compared to 61 days during the six months ended June 30, 2005.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands)	Six Months Ended June 30,		Change
	2006	2005	$	%

Kentucky Operations	$65,414	$59,724	$5,690	10%
Arlington Park	41,351	38,581	2,770	7%
Calder Race Course	30,222	32,013	(1,791)	(6)%
Hoosier Park	19,932	20,440	(508)	(2)%
Louisiana Operations	22,337	39,616	(17,279)	(44)%
CDSN	23,904	25,972	(2,068)	(8)%
Total Racing Operations	203,160	216,346	(13,186)	(6)%
Other Investments	1,140	1,211	(71)	(6)%
Corporate	10,415	8,426	1,989	24%
Eliminations	(34,138)	(33,205)	(933)	(3)%
Total expenses from continuing operations	$180,577	$192,778	$(12,201)	(6)%

Return to Index

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Significant items affecting comparability of our expenses by segment include:

•
During the six months ended June 30, 2006, we recorded insurance recoveries, net of losses of $10.3 million related to damages sustained from Hurricane Katrina that occurred during 2005 by the Louisiana Operations. Expenses from the Louisiana Operations and CDSN also decreased as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. A shortened race meet was conducted at Harrah’s Louisiana Downs from November 19, 2005 through January 22, 2006 resulting in 12 racing days during the six months ended June 30, 2006 as compared to 61 days during the six months ended June 30, 2005. Increased purse expenses and pari-mutuel related expenses as a result of increased business levels partially offset these declines.

•
We incurred $2.8 million of expenses related to the alternative gaming initiatives in Florida during the six months ended June 30, 2005. Higher property insurance expense partially offset this decrease, which was caused by the occurrence of significant natural disasters during 2005

•
Kentucky Operations expenses increased primarily as a result of increased expenses related to the Kentucky Derby, including higher expenses associated with fulfilling sponsorships related to the Kentucky Derby. Also, depreciation expense increased due to the recognition of a full six months of depreciation expense related to the newly renovated Churchill Downs racetrack facility that was completed during 2005.

•
Arlington Park expenses increased primarily as result of five more live racing days during the six months ended June 30, 2006 compared to the same period of 2005 as well as the fact that Arlington Park was appointed host track in Illinois for eight more days during 2006 compared to 2005.

•
Corporate expenses increased during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily as a result of increased costs associated with the retirement and replacement of the chief executive officer and increased payroll costs.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2006 and December 31, 2005:

(In thousands)	June 30, 2006	December 31, 2005	Change
			$	%

Total assets	$544,328	$515,196	$29,132	6%
Total liabilities	$201,748	$198,965	$2,783	1%
Total shareholders' equity	$342,580	$316,231	$26,349	8%

Significant items affecting comparability of our consolidated balance sheet include:

•	Total assets increased primarily as a result of increased cash balances generated by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:

(In thousands)	Six months ended June 30,		Change
	2006	2005	$	%

Operating activities	$51,643	$36,678	$14,965	41%
Investing activities	$(14,173)	$(32,911)	$18,738	57%
Financing activities	$(19,972)	$(9,994)	$(9,978)	(100)%

Return to Index

Significant items affecting comparability of our liquidity and capital resources include:

•	The increase in operating activities is primarily the result of cash generated by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005.
•
Capital expenditures decreased primarily as a result of reduced expenditures related to the Churchill Downs racetrack facility renovation project referred to as the “Master Plan” offset by capital improvements at Calder Race Course, Ellis Park and Fair Grounds to repair damages sustained by natural disasters during 2005.

•
We made repayments in excess of our borrowings on our revolving loan facilities of $11.9 million during the six months ended June 30, 2006 compared to $5.5 million during the six months ended June 30, 2005 due to the fact that funding was needed for the facility renovation at Churchill Downs racetrack during the first quarter of 2005.

•	We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position shall be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold. FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The change in net assets that results from the application of FIN 48 shall be recorded as an adjustment to retained earnings. Management has not yet determined the impact that the adoption of FIN 48 will have on our consolidated financial position, results of operations and earnings per common share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in our exposures to market risk during the first six months of 2006.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of our CEO and CFO, changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2006.   There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange

Return to Index

Act) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We authorize third party account wagering providers to accept pari-mutuel wagers from subscribers residing in states that expressly authorize or do not expressly prohibit account wagering. We receive host fees and source market fees from this activity. In the past, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. In December 2000, legislation was enacted in the United States that amends the Interstate Horseracing Act of 1978. We believe that this amendment clarifies that inter-track simulcasting, off-track betting and account wagering, when conducted in accordance with the IHA are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition and results of operations. In addition, if any proceedings were brought by governmental or private litigants who disagree with our interpretation of the applicable laws, the adverse publicity, cost of such litigation and diversion of our management’s focus and time away from our business operations may have a material, adverse impact on our business, financial condition and results of operations.

In 2003, the country of Antigua filed a formal complaint against the United States with the WTO, challenging the United States' ability to enforce certain Federal gaming laws against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Acts against foreign companies violated the GATS. In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA

Return to Index

does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO's Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States' position relative to interstate wagering on horseracing. The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horseracing remains unclear. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the appellate body report of the WTO and in light of the U.S. Report and what impact, if any, the appellate body report and the U.S. Report will have on our business and operations. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

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

The passage of legislation permitting alternative gaming at racetracks can be a long and uncertain process. As a result, there can be no assurance that (1) jurisdictions in which we own or operate racetracks will pass legislation permitting alternative gaming, (2) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (3) if alternative gaming is permitted at our racetracks, it will be on economically viable terms. If alternative gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct alternative gaming, there may be significant costs and other resources to be expended and there will be significant risks involved, including the risk of changes in the enabling legislation, that racetrack's business, financial condition and results of operations.

Return to Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant’s 2006 Annual Meeting of Shareholders was held on June 15, 2006. Proxies were solicited by the registrant’s board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition of the board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

Class I Director	Votes For	Votes Withheld
Leonard S. Coleman, Jr.	11,039,397	442,374
Craig J. Duchossois	10,605,485	876,285
G. Watts Humphrey, Jr.	11,095,680	386,090
Thomas H. Meeker	11,128,768	353,002

A proposal (Proposal No. 2) to approve an amendment to the Churchill Downs Incorporated 2004 Restricted Stock Plan to add 120,000 shares of common stock by increasing the number of shares of common stock, no par value, reserved for issuance thereunder from 195,000 to 315,000 was approved by a vote of the majority of the shares of the registrant’s common stock voting on the proposal: 8,549,727 shares were voted in favor of the proposal; 519,199 shares were voted against; 2,384,252 shares were broker non-votes; and 28,593 shares abstained.

A proposal (Proposal No. 3) to approve the material terms of the performance goals established by the Compensation Committee of the board of directors for the payment of compensation to Thomas H. Meeker, and William C. Carstanjen under the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) was approved by a vote of the majority of the shares of the registrant’s common stock voting on the proposal; 8,637,711 shares were voted in favor of the proposal; 430,365 shares were voted against; 2,384,251 shares were broker non-votes; and 29,444 shares abstained.

A proposal (Proposal No. 4) to approve the minutes of the 2005 Annual Meeting of Shareholders was approved by a vote of the majority of the shares of the registrant’s common stock voting on the proposal; 10,392,479 shares were voted in favor of the proposal; 1,049,432 shares were voted against; 0 shares were broker non-votes; and 39,860 shares abstained.

The total number of shares of common stock outstanding as of April 12, 2006, the record date of the Annual Meeting of Shareholders, was 13,192,789.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See exhibit index.

Return to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 8, 2006	/s/ Thomas H. Meeker
Thomas H. Meeker President and Chief Executive Officer (Principal Executive Officer)

August 8, 2006	/s/ Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX

Numbers	Description	By Reference To

10(a)	Performance Goals for Certain Executive Officers	Report on Form 8-K dated March 28, 2006

10(b)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan	Exhibit 1.01 to Report on Form 8-K dated June 2, 2006

10(c)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as Amended	Exhibit 10.1 to Report on Form 8-K dated June 15, 2006

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2006

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2006

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2006