Form 10-Q
period 2006-09-30
CHURCHILL DOWNS INC
filed 2006-11-07
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes [ ] No [ X ]

The number of shares outstanding of registrant's common stock at November 2, 2006 was 13,373,387 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2006

	Part I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, September 30, 2006 and December 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Net Earnings and Comprehensive Earnings for the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

	Part II - OTHER INFORMATION

Item 1.	Legal Proceedings (Not Applicable)	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Not Applicable)	39

Item 3.	Defaults Upon Senior Securities (Not Applicable)	39

Item 4.	Submission of Matters to a Vote of Security Holders (Not Applicable)	39

Item 5.	Other Information (Not Applicable)	39

Item 6.	Exhibits	39

Signatures		40

Exhibit Index		41

Return to Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,863	$22,347
Restricted cash	16,721	4,946
Accounts receivable, net of allowance for doubtful accounts of $679 at September 30, 2006 and $786 at December 31, 2005	38,268	42,823
Deferred income taxes	3,907	3,949
Income taxes receivable	2,079	697
Other current assets	12,046	6,942
Assets held for sale	-	3,938
Total current assets	97,884	85,642
Other assets	13,120	13,020
Plant and equipment, net	347,544	342,845
Goodwill	53,528	53,528
Other intangible assets, net	17,594	18,130
Total assets	$529,670	$513,165
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,843	$27,844
Purses payable	26,727	14,195
Accrued expenses	45,356	41,844
Dividends payable	-	6,520
Deferred revenue	14,725	26,216
Liabilities associated with assets held for sale	-	790
Total current liabilities	110,651	117,409
Long-term debt	19,154	33,793
Other liabilities	23,215	21,448
Deferred revenue	18,443	18,614
Deferred income taxes	5,119	5,670
Total liabilities	176,582	196,934
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; issued 13,285 shares September 30, 2006 and 13,132 shares December 31, 2005	123,260	121,270
Retained earnings	229,828	198,001
Unearned stock compensation	-	(3,040)
Total shareholders’ equity	353,088	316,231
Total liabilities and shareholders’ equity	$529,670	$513,165

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
AND COMPREHENSIVE EARNINGS
for the three and nine months ended September 30, 2006 and 2005
(Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$106,350	$101,661	$324,684	$315,129
Operating expenses	91,742	88,177	256,010	252,452
Gross profit	14,608	13,484	68,674	62,677
Selling, general and administrative expenses	11,452	10,244	35,018	34,918
Insurance recoveries, net of losses	(1,832)	(1,363)	(12,954)	(1,363)
Operating income	4,988	4,603	46,610	29,122
Other income (expense):
Interest income	272	135	634	296
Interest expense	(526)	(265)	(1,708)	(950)
Unrealized gain on derivative instruments	204	204	612	614
Miscellaneous, net	(92)	715	510	1,308
	(142)	789	48	1,268
Earnings from continuing operations before provision for income taxes	4,846	5,392	46,658	30,390
Provision for income taxes	(2,128)	(2,233)	(19,772)	(13,240)
Net earnings from continuing operations	2,718	3,159	26,886	17,150
Discontinued operations, net of income taxes:
Earnings (loss) from operations	1,832	(1,441)	744	(5,143)
Gain on sale of assets	4,197	69,917	4,197	69,917
Net earnings	8,747	71,635	31,827	81,924
Other comprehensive (loss) income, net of income taxes:
Change in fair value of cash flow hedges	-	(215)	-	180
Comprehensive earnings	$8,747	$71,420	$31,827	$82,104
Net earnings per common share data:
Basic
Net earnings from continuing operations	$0.20	$0.24	$1.98	$1.28
Discontinued operations	0.44	5.12	0.37	4.86
Net earnings	$0.64	$5.36	$2.35	$6.14
Diluted
Net earnings from continuing operations	$0.20	$0.23	$1.97	$1.27
Discontinued operations	0.44	5.07	0.36	4.80
Net earnings	$0.64	$5.30	$2.33	$6.07
Weighted average shares outstanding:
Basic	13,149	12,913	13,116	12,893
Diluted	13,656	13,511	13,635	13,507

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Return to Index

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30,
(Unaudited) (in thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$31,827	$81,924
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,670	18,883
Unrealized gain on derivative instruments	(612)	(614)
Loss (gain) on sale of business	3,666	(112,370)
Other	1,301	870
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	(11,775)	(5,477)
Accounts receivable	(4,673)	1,852
Other current assets	(5,222)	(2,674)
Income taxes	(1,382)	40,740
Accounts payable	242	(9,522)
Purses payable	12,287	13,767
Accrued expenses and other liabilities	5,950	2,021
Deferred revenue	(2,434)	(2,944)
Other assets and liabilities	1,859	6,044
Net cash provided by operating activities	46,704	32,500
Cash flows from investing activities:
Additions to plant and equipment	(21,746)	(40,594)
Proceeds on sale of fixed assets	15	3
Proceeds from sale of business, net of cash sold	(347)	248,323
Net cash (used in) provided by investing activities	(22,078)	207,732
Cash flows from financing activities:
Borrowings on bank line of credit	217,480	445,202
Repayments of bank line of credit	(233,082)	(570,202)
Repayments of Senior Notes	-	(100,000)
Change in book overdraft	(4,161)	(901)
Payment of dividends	(6,520)	(6,430)
Windfall tax benefit from share-based compensation	483	-
Common stock issued	3,549	2,612
Net cash used in financing activities	(22,251)	(229,719)
Net increase in cash and cash equivalents	2,375	10,513
Cash and cash equivalents, beginning of period	22,488	27,712
Cash and cash equivalents, end of period	24,863	38,225
Cash and cash equivalents included in assets held for sale	-	(345)
Cash and cash equivalents in continuing operations	$24,863	$37,880
Cash paid during the period for:
Interest	$622	$10,082
Income taxes	$13,244	$12,678
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$1,483	$2,621
Issuance of common stock in connection with restricted stock plan	$216	$277

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

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities ("OTBs") (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with in-home wagering providers. In addition to the commissions and fees earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not directly related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where the facilities are located and can fluctuate materially year-to-year. Non-pari-mutuel revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, concessions, video poker, lease income and other sources and are recognized when the related service is performed. Non-pari-mutuel revenues also include the Indiana riverboat admissions subsidy, which is recognized ratably over the Company’s fiscal year.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered on live and import simulcasting sources, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) using the modified-prospective transition method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and will begin to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the three and nine months ended September 30, 2006, the Company recorded $13 thousand and $69 thousand, respectively, net of a related income tax benefit of $8 thousand and $48 thousand, respectively, of additional share-based compensation expense as a result of adopting SFAS No. 123(R). Previous periods have not been restated. See Note 5 for further details.

2.	Discontinued Operations

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding common shares of stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC (the “Purchaser”) pursuant to the Stock Purchase Agreement (the “Agreement”) dated July 15, 2006. In conjunction with the sale of the Stock, the Company recognized a tax benefit of $7.9 million, which is included in discontinued operations, during the three and nine months ended September 30, 2006.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Information

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Hollywood Park Racetrack, sold on September 23, 2005, and Ellis Park, for all periods presented, and the gains on the sales have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$9,234	$26,680	$10,953	$82,105
Operating expenses	6,407	25,230	9,947	75,723
Gross profit	2,827	1,450	1,006	6,382
Selling, general and administrative expenses	753	151	1,152	3,858
Insurance recoveries, net of losses	(1,293)	-	(1,367)	-
Operating income	3,367	1,299	1,221	2,524
Other income (expense):
Interest income	-	6	-	20
Interest expense	-	(3,173)	-	(8,806)
Miscellaneous, net	(15)	6	48	80
Other income (expense)	(15)	(3,161)	48	(8,706)
Earnings (loss) before income taxes	3,352	(1,862)	1,269	(6,182)
(Provision) benefit for income taxes	(1,520)	421	(525)	1,039
Earnings (loss) from operations	1,832	(1,441)	744	(5,143)
Gain on sale of business, net of income taxes	4,197	69,917	4,197	69,917
Net earnings	$6,029	$68,476	$4,941	$64,774

Set forth below is a summary of the net assets held for sale, which relate to Ellis Park, as of December 31, 2005 (in thousands):

December 31, 2005
Current assets:
Cash and cash equivalents	$141
Other current assets	112
Plant and equipment, net	3,685
Assets held for sale	3,938
Current liabilities:
Accounts payable	113
Purses payable	369
Accrued expenses	128
Deferred revenue	3
Other liabilities	177
Liabilities associated with assets held for sale	790
Net assets held for sale	$3,148

Tornado Damage

On November 6, 2005, a tornado caused significant damage to portions of southwestern Indiana and northwestern Kentucky, including Henderson, Kentucky, the location of Ellis Park Race Course and its on-site simulcast facility. Ellis Park sustained damage to its stable area, as well as several other buildings at the racetrack. Under existing insurance policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages. As of September 30, 2006, the Company has received $8.1 million in insurance recoveries.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of the Company's Louisiana Operations suffered damages from Hurricane Katrina. The Company carries property and casualty insurance, as well as business interruption insurance. Under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds may exceed any losses. The Company has not yet determined the ultimate impact that Hurricane Katrina will have on its results of operations. As of September 30, 2006, the Company has received $18.0 million in insurance recoveries.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami, as well as other parts of South Florida. A significant portion of the assets of Calder Race Course suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. Under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages. The Company is currently working with its insurance carriers to determine to what extent insurance proceeds may exceed any losses. As of September 30, 2006, the Company has received $4.0 million in insurance recoveries.

Financial Information

The casualty losses and related insurance recoveries have been included as components of operating income in the Company’s Condensed Consolidated Statements of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the three and nine months ended September 30, 2006 (in thousands):

	Three Months ended September 30, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	-	-	-
Calder Race Course	$(168)	$2,000	$1,832
Total	$(168)	$2,000	$1,832

	Nine Months ended September 30, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	$(5,543)	$15,827	$10,284
Calder Race Course	(1,330)	4,000	2,670
Total	$(6,873)	$19,827	$12,954

As of December 31, 2005, approximately $1.8 million of insurance proceeds were included as a current liability in the Company’s Consolidated Balance Sheets, which represent amounts recovered for costs yet to be incurred.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$2,718	$3,159	$26,886	$17,150
Net earnings from continuing operations allocated to participating securities	(90)	(107)	(897)	(582)
Numerator for basic net earnings from continuing operations per common share	$2,628	$3,052	$25,989	$16,568

Numerator for basic net earnings per common share:
Net earnings	$8,747	$71,635	$31,827	$81,924
Net earnings allocated to participating securities	(291)	(2,426)	(1,062)	(2,779)
Numerator for basic net earnings per common share	$8,456	$69,209	$30,765	$79,145

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$2,718	$3,159	$26,886	$17,150
Discontinued operations, net of income taxes	6,029	68,476	4,941	64,774
Net earnings	$8,747	$71,635	$31,827	$81,924

Denominator for net earnings per common share:
Basic	13,149	12,913	13,116	12,893
Plus dilutive effect of stock options	54	145	66	161
Plus dilutive effect of convertible note	453	453	453	453
Diluted	13,656	13,511	13,635	13,507

Earnings per common share:
Basic
Net earnings from continuing operations	$0.20	$0.24	$1.98	$1.28
Discontinued operations	0.44	5.12	0.37	4.86
Net earnings	$0.64	$5.36	$2.35	$6.14

Diluted
Net earnings from continuing operations	$0.20	$0.23	$1.97	$1.27
Discontinued operations	0.44	5.07	0.36	4.80
Net earnings	$0.64	$5.30	$2.33	$6.07

Options to purchase 69 thousand and 38 thousand shares for the three months ended September 30, 2006 and 2005, respectively, and options to purchase 36 thousand and 28 thousand shares for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Share-Based Compensation

At September 30, 2006, the Company has share-based employee compensation plans as described below. The total compensation expense related to these plans, which include a restricted stock plan as well as an employee stock purchase plan, was $184 thousand and $62 thousand, net of an income tax benefit of $141 thousand and $45 thousand, for the three months ended September 30, 2006 and 2005, respectively, and $585 thousand and $173 thousand, net of an income tax benefit of $413 thousand and $134 thousand for the nine months ended September 30, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vested term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation" has been applied to its share-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, share-based compensation expense for the nine months ended September 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of one year for options related to an employee stock purchase plan.

As a result of adopting SFAS No. 123(R), the impact to the Condensed Consolidated Financial Statements for the three months ended September 30, 2006 on earnings from continuing operations before provision for income taxes and net earnings from continuing operations was $21 thousand and $13 thousand lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The impact to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 on earnings from continuing operations before provision for income taxes and net earnings from continuing operations was $117 thousand and $69 thousand lower, respectively. Such impact relates to the recognition of expense of the fair value of all outstanding options associated with the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) over their requisite service period. Amounts previously recorded as unearned compensation within shareholders’ equity on the Condensed Consolidated Balance Sheets were reclassified to common stock as of January 1, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company accounted for share-based compensation in accordance with APB No. 25 for the three and nine months ended September 30, 2005. Had the compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123(R), the Company’s net earnings from continuing operations and net earnings from continuing operations per common share for the three and nine months ended September 30, 2005 would approximate the pro forma amounts presented below:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine MonthsEnded September 30, 2005
Net earnings from continuing operations, as reported	$3,159	$17,150
Add: Stock based compensation expense included in reported net earnings from continuing operations	64	173
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(118)	(747)
Pro forma net earnings from continuing operations	$3,105	$16,576

Net earnings from continuing operations per common share:
As reported
Basic	$0.24	$1.28
Diluted	$0.23	$1.27
Pro forma
Basic	$0.23	$1.24
Diluted	$0.23	$1.23

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

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity for the Company's Stock Option Plans during the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 is presented below (in thousands, except per share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2005	525	$28.30
Granted	-	-
Exercised	(59)	$19.01
Cancelled/Forfeited	(10)	$34.64

Balance, March 31, 2006	456	$29.37
Granted	-	-
Exercised	(36)	$24.75
Cancelled/Forfeited	(1)	$38.92

Balance, June 30, 2006	419	$29.72
Granted	-	-
Exercised	(44)	$41.03
Cancelled/Forfeited	-	-

Balance, September 30, 2006	375	$29.96

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (in thousands, except per share data):
	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value per Share (1)	Aggregate Intrinsic Value (1)
Options outstanding, exercisable and vested at September 30, 2006	375	4.3	$29.96	$12.10	$4,538

(1) Computed based upon the amount by which the fair market value of the Company’s common stock at September 30, 2006 of $42.06 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.6 million and $2.4 million, compared with $1.0 million and $1.4 million for the three and nine months ended September 30, 2005, respectively. Cash received from stock option exercises totaled $1.2 million and $3.2 million for the three and nine months ended September 30, 2006, respectively, and $1.6 million and $2.3 million for the three and nine months ended September 30, 2005, respectively.

At December 31, 2005, there were 514 thousand options exercisable with a weighted average exercise price of $28.17.

Restricted Stock Plan

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June of 2004. The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries. Up to 315 thousand shares of common stock have been reserved and set aside out of the Company's authorized but unissued common stock for issuance under the Restricted Stock Plan. Restricted shares generally vest in full five years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under the Restricted Stock Plan is

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant. The Company recorded approximately $303 thousand and $881 thousand of compensation expense, included in net earnings from continuing operations, during the three and nine months ended September 30, 2006, respectively, and $109 thousand and $307 thousand of compensation expense, included in net earnings from continuing operations, during the three and nine months ended September 30, 2005, respectively. SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the three and nine months ended September 30, 2006 would have been $161 thousand and $632 thousand, respectively, and $169 and $376 thousand during the three and nine months ended September 30, 2005, respectively.

Activity for the Restricted Stock Plan for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	88	$39.47
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-

Balance, March 31, 2006	88	$39.47
Granted	5	$43.20
Vested	-	-
Cancelled/Forfeited	(1)	$44.02

Balance, June 30, 2006	92	$39.61
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-

Balance, September 30, 2006	92	$39.61

As of September 30, 2006, there was $2.3 million unrecognized share-based compensation expense related to nonvested restricted stock awards that the Company expects to recognize over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to sell, pursuant to short-term stock options, shares of its common stock to its full-time (or part-time for at least 20 hours per week and at least five months per year) employees at a discount from the common stock's fair market value. The Employee Stock Purchase Plan operates on the basis of recurring, consecutive one-year periods. Each period commences on August 1 and ends on the following July 31.

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

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Employee Stock Purchase Plan, the Company sold approximately ten thousand shares of common stock to employees pursuant to options granted on August 1, 2005 and exercised on July 31, 2006. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2006 can only be estimated because the 2006 plan year is not yet complete. The Company’s estimate of options granted in 2006 under the Plan is based on the number of shares sold to employees under the Plan for the 2005 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2006. During the three and nine months ended September 30, 2006, the Company recognized $21 thousand and $117 thousand of compensation expense related to the unvested portion of the grant made during the 2005 and 2006 plan years.

6.	Segment Information

The Company has determined that it currently operates in the following seven segments: (1) Churchill Downs Racetrack, which includes its on-site simulcast facility and training facility; (2) Calder Race Course; (3) Arlington Park and its eight OTBs; (4) Hoosier Park racetrack,, its on-site simulcast facility and its three OTBs; (5) Louisiana Operations, including Fair Grounds, its nine OTBs and Video Services, Inc.; (6) Churchill Downs Simulcast Network ("CDSN"), the simulcast product provider of the Company; and (7) other investments, including Churchill Downs Simulcast Productions ("CDSP") and the Company’s various equity interests, which are not material. In accordance with the sale of the Stock of RCA, the segment formerly known as Kentucky Operations has been restated for all periods presented to reflect only the information of Churchill Downs Racetrack. Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity. EBITDA of the corporate segment includes approximately $0.3 million and $0.4 million of management fees for the three months ended September 30, 2006 and 2005, respectively, and $0.3 million and $1.7 million of management fees for the nine months ended September 30, 2006 and 2005, respectively, related to Hollywood Park Racetrack and Ellis Park, which were sold on September 23, 2005 and September 28, 2006, respectively.

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about reported segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues from external customers:
Churchill Downs Racetrack	$8,078	$6,708	$79,980	$75,385
Arlington Park	28,531	33,507	64,175	67,436
Calder Race Course	29,450	28,612	54,603	53,052
Hoosier Park	9,458	9,704	28,801	30,144
Louisiana Operations	15,048	7,474	48,966	38,951
CDSN	14,961	15,065	46,429	49,354
Total racing operations	105,526	101,070	322,954	314,322
Other investments	883	663	1,626	869
Corporate	-	136	162	556
Net revenues from continuing operations	106,409	101,869	324,742	315,747
Discontinued operations	9,175	26,472	10,895	81,487
	$115,584	$128,341	$335,637	$397,234
Intercompany net revenues:
Churchill Downs Racetrack	$2,426	$1,960	$19,586	$16,712
Arlington Park	5,453	6,103	8,451	8,714
Calder Race Course	3,807	3,665	6,831	6,646
Hoosier Park	69	27	165	101
Louisiana Operations	-	-	1,402	6,315
Total racing operations	11,755	11,755	36,435	38,488
Other investments	558	571	1,396	1,388
Eliminations	(12,372)	(12,534)	(37,889)	(40,494)
	(59)	(208)	(58)	(618)
Discontinued operations	59	208	58	618
	$-	$-	$-	$-
Segment EBITDA and net earnings:
Churchill Downs Racetrack	$(3,331)	$(4,657)	$29,338	$27,235
Arlington Park	2,415	8,330	1,219	8,342
Calder Race Course	6,855	5,065	6,306	1,844
Hoosier Park	22	(39)	296	843
Louisiana Operations	1,211	(1,267)	15,572	(1,674)
CDSN	3,833	3,745	11,397	12,062
Total racing operations	11,005	11,177	64,128	48,652
Other investments	471	1,139	1,485	1,695
Corporate	(1,159)	(1,417)	(2,409)	(3,814)
Total	10,317	10,899	63,204	46,533
Eliminations	(120)	(183)	(90)	(155)
Depreciation and amortization	(5,097)	(5,194)	(15,382)	(15,334)
Interest income (expense), net	(254)	(130)	(1,074)	(654)
Provision for income taxes	(2,128)	(2,233)	(19,772)	(13,240)
Net earnings from continuing operations	2,718	3,159	26,886	17,150
Discontinued operations, net of income taxes	6,029	68,476	4,941	64,774
Net earnings	$8,747	$71,635	$31,827	$81,924

Return to Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents total asset information about reported segments (in thousands):

	September 30, 2006	December 31, 2005
Total assets:
Churchill Downs Racetrack	$417,469	$436,931
Arlington Park	87,007	84,797
Calder Race Course	96,594	92,155
Hoosier Park	38,256	33,317
Louisiana Operations	93,000	74,157
CDSN	11,018	11,018
Other investments	146,975	141,453
Assets held for sale	-	3,938
	890,319	877,766
Eliminations	(360,649)	(364,601)
	$529,670	$513,165

	Nine Months Ended September 30,
	2006	2005
Capital expenditures:
Churchill Downs Racetrack	$5,189	$26,582
Ellis Park	424	515
Hollywood Park	-	2,161
Calder Race Course	6,300	1,689
Arlington Park	1,984	4,801
Hoosier Park	299	392
Louisiana Operations	7,275	4,337
Other Investments	275	117
	$21,746	$40,594

7.	Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position will be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits will be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits will be derecognized in the period in which the position falls below the threshold. FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for the Company as of January 1, 2007. The change in net assets, if any, that results from the application of FIN 48 will be recorded as an adjustment to retained earnings. Management has not yet determined the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations and earnings per common share.

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

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information, including Part I - Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II - Item 1A of the Quarterly Report on Form 10-Q.

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

We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois and its eight off-track betting facilities ("OTBs"); Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; and Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana, its nine OTBs and Video Services, Inc. ("VSI") (collectively referred to as "Louisiana Operations"). Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing, its on-site simulcast facility and its three OTBs.

The Churchill Downs Simulcast Network ("CDSN") provides the principal oversight of interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

Sale of the stock of Racing Corporation of America (“RCA”)

On September 28, 2006 we sold all of the issued and outstanding common shares of stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC. In conjunction with the sale of the Stock, the Company recognized a tax benefit of $7.9 million, which is included in discontinued operations, during the three and nine months ended September 30, 2006.

Employment Agreement - Robert L. Evans

On July 18, 2006, we entered into an employment agreement (the “Employment Agreement”) with Robert L. Evans, who has replaced Thomas H. Meeker as President and Chief Executive Officer of the Company, and now serves as a member of the Board of Directors of the Company (the “Board”), effective August 14, 2006. The Employment Agreement was approved by the Board.

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

Racing World

On April 3, 2006, we entered into a definitive agreement (the “Agreement”) with Magna Entertainment Corporation (“MEC”) and Racing UK to form a subscription television channel that will broadcast races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland. As part of the Agreement, the Company, MEC and Racing UK became owners of Racing World Limited. Under the terms of the Agreement, we have made a total investment in this venture of 375 thousand British pounds as of September 30, 2006.

Return to Index

Insurance Recoveries, Net of Losses

As of September 30, 2006, we have received $18.0 million and $4.0 million in insurance recoveries related to damages suffered from natural disasters by our Louisiana Operations and Calder Race Course, respectively. We recorded $13.0 million of insurance recoveries, net of losses in our net earnings from continuing operations for the nine months ended September 30, 2006. Please refer to Note 3 to our Condensed Consolidated Financial Statements for further details regarding the natural disasters and related casualty losses and insurance recoveries.

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

Return to Index

Other Federal Legislation

On September 29, 2006, the United States Congress passed the Safe Port Act (“HR 4954”). An amendment to this act incorporated the Internet Gambling Enforcement Act (“HR 4411”). The act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The definition of unlawful Internet gambling specifically excludes all activities which are legal under the Interstate Horseracing Act. The act also contains a “Sense of Congress” which explicitly states that the act is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the Interstate Horseracing Act. President Bush signed the bill in to law on October 13, 2006.

Indiana

During April of 2005, Senate Enrolled Act 92 ("SEA 92"), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor. An "operator," as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling. Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in unlawful gambling in Indiana or in a transaction directly involving a person located in Indiana. We receive source market fees from various in-home wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet. Some of these in-home wagering providers accept pari-mutuel wagers from Indiana residents. TVG, one of our major in-home providers in Indiana, has ceased operations in Indiana due to legal uncertainty created by SEA 92.

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

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court has been filed.

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

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB designated Arlington Park as host track in Illinois during January of 2006 for 29 days, which is the same as January of 2005. In addition, Arlington Park was designated as host track for eight days during February of 2006, which resulted in an increase of $0.5 million in pre-tax earnings for the month of February of 2006 compared to the same period of 2005. The IRB appointed Arlington Park the host track in Illinois during January 2007 for 30 days, which is an increase of one day compared to the same period of 2006. In addition, Arlington Park was appointed the host track for 15 days in February 2007, which is an increase of seven days compared to the same period of 2006. Arlington Park's future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated "host track" could have a material, adverse impact on our results of operations.

Return to Index

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky's eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills were filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and two in the Senate. The Kentucky Equine Education Project ("KEEP"), an alliance of the Commonwealth's equine industry leaders, including our Company, supported legislation that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky's eight racetracks to offer full casino gaming. The Commonwealth's share of the new revenue would have been earmarked for education, healthcare, local development and environmental concerns benefiting the entire Commonwealth under the KEEP plan. For several reasons, including active and public opposition by the Senate President and the governor publicly questioning the economics of alternative gaming, no alternative gaming legislation was passed. While KEEP has stated that the legalization of casino gaming will not be a primary legislative pursuit of KEEP in the 2007 session of the Kentucky General assembly, we anticipate legislative activity with regard to this issue and bills have been pre-filed which would permit casino gaming at Kentucky's racetracks. We plan to participate actively in that effort.

Kentucky statutes provide for the payment of supplemental purses by Kentucky racetracks for designated races won by Kentucky-bred horses. A portion of the excise tax collected on live, inter-track and simulcast wagering is available to reimburse each Kentucky racetrack for monies paid out as supplemental purses. The payment of the monies is administered through the Kentucky Thoroughbred Development Fund (the “KTDF”). Ellis Park is currently seeking reimbursement for approximately $1.3 million and Churchill Downs Racetrack is seeking reimbursement for approximately $1.2 million from the KTDF for monies paid out as supplemental purses in 2005 and 2006. The Kentucky Horse Racing Authority has requested the Kentucky State Auditor to audit the KTDF to determine amounts owed to Ellis Park as well as other racetracks. In the event amounts are recovered from the KTDF by Ellis Park, such amounts will be remitted to the Company in accordance with the Stock Purchase Agreement between EP Acquisition, LLC and the Company related to the sale of the stock of RCA. The timing and outcome of the audit are unknown at this time.

Louisiana

We have received all statutory, regulatory and other authorizations to operate slot machines at Fair Grounds. Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations. Under the Louisiana statute, Fair Grounds was permitted to operate 500 slot machines. As a result of Hurricane Katrina, the agreement between Harrah's Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines. Conforming legislation was passed in the 2006 session of the Louisiana legislature. Due to Hurricane Katrina, we are currently evaluating the feasibility of beginning construction of a new slot facility.

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

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter. The Louisiana Attorney General has expressed an opinion that the addition of slots at the racetrack would not violate the City Charter. In June of 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino. On October 22, 2006, the Court granted our motion to dismiss. It is uncertain whether the plaintiff will appeal the Court’s ruling. We do not believe the installation of slot machines at Fair Grounds violates the City Charter.

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

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state and local pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our in-home wagering providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not directly related to wagering. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Non-pari-mutuel revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy, concessions, video poker, lease income and other sources.

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

We retain as revenue a predetermined percentage or commission on the total amount wagered on live and import simulcasting sources, and the balance is distributed to the winning patrons. The gross

Return to Index

percentages retained on live racing and import simulcasting at our various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.5%. All commissions and fees earned from pari-mutuel wagering are shared with horsemen through payment of purses based on local contracts and statutes and average approximately 50%.

Return to Index

Results Of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share data and live race days)	Three Months Ended September 30,		Change
	2006	2005	Amount	%

Total pari-mutuel handle	$915,100	$942,357	$(27,257)	(3)%
Number of live race days	142	148	(6)	(4)%

Net pari-mutuel revenues	$83,952	$82,921	$1,031	1%
Other operating revenues	22,398	18,740	3,658	20%
Total net revenues	$106,350	$101,661	$4,689	5%

Gross profit	$14,608	$13,484	$1,124	8%
Gross margin percentage	14%	13%

Operating income	$4,988	$4,603	$385	8%
Net earnings from continuing operations	$2,718	$3,159	$(441)	(14)%

Effective tax rate	44%	41%

Diluted net earnings from continuing operations per common share	$0.20	$0.23

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Our total net revenues increased $4.7 million primarily due to increased revenues from the Louisiana Operations as a result of increased wagering at our video poker operations as well as an increase in import simulcasting pari-mutuel revenues. Net revenues from the Churchill Downs Racetrack increased primarily as a result of four more live racing days during the three months ended September 30, 2006 compared to the same period of 2005. A decrease in net revenues from Arlington Park partially offset these increases primarily as a result of four fewer live racing days during the three months ended September 30, 2006 compared to the same period of 2005. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

(In thousands)	Three Months Ended September 30,		Change
	2006	2006	Amount	%

Purse expenses	$37,935	$35,283	$2,652	8%
Depreciation/amortization	5,097	5,194	(97)	(2)%
Other operating expenses	48,710	47,700	1,010	2%
SG&A expenses	11,452	10,244	1,208	12%
Insurance recoveries, net of losses	(1,832)	(1,363)	(469)	(34)%
Total expenses from continuing operations	$101,362	$97,058	$4,304	4%

Percent of revenue	95%	95%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Total expenses increased 4% during the three months ended September 30, 2006, primarily as a result of increased purse and other operating expenses from the Louisiana Operations of $2.3 million and $0.7 million, respectively, which is consistent with higher business levels experienced from our video poker operations and import simulcasting pari-mutuel operations. Corporate expenses increased primarily due to increased costs associated with the retirement and replacement of the chief executive officer and increased payroll costs. Further discussion of expense variances by our reported segments is detailed below.

Return to Index

Other Income (Expense)

The following table is a summary of our other income (expense):

In thousands)	Three Months Ended September 30,		Change
	2006	2005	$	%

Interest income	$272	$135	$137	101%
Interest expense	(526)	(265)	(261)	(98)%
Unrealized gain on derivative instruments	204	204	-	-
Miscellaneous, net	(92)	715	(807)	(113)%
Other income (expense)	$(142)	$789	$(931)	(118)%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Significant items affecting the comparability of other income and expense include:

•	During the three months ended September 30, 2005, we recognized a minority interest benefit within miscellaneous income related to Hoosier Park in the amount of $0.3 million.
•
During the three months ended September 30, 2005, we recognized $0.3 million of miscellaneous income related to consideration received for the extension of an option to purchase an interest in Hoosier Park.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands)	Three Months Ended September 30,		Change
	2006	2005	$	%

Churchill Downs Racetrack	$10,504	$8,668	$1,836	21%
Arlington Park	33,984	39,610	(5,626)	(14)%
Calder Race Course	33,257	32,277	980	3%
Hoosier Park	9,527	9,731	(204)	(2)%
Louisiana Operations	15,048	7,474	7,574	101%
CDSN	14,961	15,065	(104)	(1)%
Total Racing Operations	117,281	112,825	4,456	4%
Other Investments	1,441	1,234	207	17%
Corporate	-	136	(136)	(100)%
Eliminations	(12,372)	(12,534)	162	1%
Net revenues from continuing operations	$106,350	$101,661	$4,689	5%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Significant items affecting comparability of our revenues by segment include:

•
Net revenues from the Louisiana Operations increased significantly primarily as a result of increased wagering at our video poker operations as well as an increase in import simulcasting pari-mutuel revenues. Since the reopening of our OTBs in Louisiana after Hurricane Katrina, we have experienced a significant rise in business levels that we believe is attributable to the limited entertainment options available in the Gulf Coast region during the hurricane reconstruction.

Return to Index

•	Net revenues from the Churchill Downs Racetrack increased primarily as a result of four more live racing days during the three months ended September 30, 2006 compared to the same period of 2005.
•
Net revenues from Arlington Park decreased primarily as a result of four fewer live racing days during the three months ended September 30, 2006 compared to the same period of 2005. In addition, net revenues decreased due to a decline in average starters per race as well as lower pari-mutuel wagering in general.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands)	Three Months Ended September 30,		Change
	2006	2005	$	%

Churchill Downs Racetrack	$16,404	$15,570	$834	5%
Arlington Park	32,301	32,276	25	-
Calder Race Course	27,334	27,935	(601)	(2)%
Hoosier Park	9,883	10,144	(261)	(3)%
Louisiana Operations	14,251	9,468	4,783	51%
CDSN	11,128	11,321	(193)	(2)%
Total Racing Operations	111,301	106,714	4,587	4%
Other Investments	944	937	7	1%
Corporate	5,350	3,388	1,962	58%
Eliminations	(16,233)	(13,981)	(2,252)	(16)%
Total expenses from continuing operations	$101,362	$97,058	$4,304	4%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Significant items affecting comparability of our expenses by segment include:

•
Expenses from the Louisiana Operations increased primarily as a result of increased purses caused by the higher business levels previously mentioned. Also, during the three months ended September 30, 2005, we recognized a reduction of selling, general and administrative expenses of $1.4 million related to an estimate of insurance proceeds that management determined are probable of recovery in connection with losses recognized from Hurricane Katrina by the Louisiana Operations.

•	Corporate expenses increased primarily as a result of increased costs associated with the retirement and replacement of the chief executive officer and increased payroll costs.

Return to Index

Discontinued Operations

The following table presents earnings from discontinued operations for the three months ended September 30, 2006 and 2005:

(In thousands)	Three Months Ended September 30,		Change
	2006	2005	$	%

Net revenues	$9,234	$26,680	$(17,446)	(65)%
Operating expenses	6,407	25,230	(18,823)	(75)%
Gross profit	2,827	1,450	1,377	95%
Selling, general and administrative expenses	753	151	602	399%
Insurance recoveries, net of losses	(1,293)	-	(1,293)	(100)%
Operating income	3,367	1,299	2,068	159%
Other income (expense):
Interest income	-	6	(6)	(100)%
Interest expense	-	(3,173)	3,173	100%
Miscellaneous, net	(15)	6	(21)	(350)%
	(15)	(3,161)	3,146	100%
Earnings (loss) before income taxes	3,352	(1,862)	5,214	280%
(Provision) benefit for income taxes	(1,520)	421	(1,941)	(461)%
Earnings (loss) from operations	1,832	(1,441)	3,273	227%
Gain on sale of assets, net of income taxes	4,197	69,917	(65,720)	(94)%
Net earnings	$6,029	$68,476	$(62,447)	(91)%

Significant items affecting comparability of earnings from discontinued operations include:

•
The results of operations of discontinued operations for the three months ended September 30, 2006 include the results of operations of Ellis Park compared to those of Hollywood Park and Ellis Park for the three months ended September 30, 2005.

Results Of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data:

(In thousands, except per share data and live race days)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Total pari-mutuel handle	$2,449,582	$2,606,322	$(156,740)	(6)%
Number of live race days	348	398	(50)	(13)%

Net pari-mutuel revenues	$219,501	$221,708	$(2,207)	(1)%
Other operating revenues	105,183	93,421	11,762	13%
Total net revenues	$324,684	$315,129	$9,555	3%

Gross profit	$68,674	$62,677	$5,997	10%
Gross margin percentage	21%	20%

Operating income	$46,610	$29,122	$17,488	60%
Net earnings from continuing operations	$26,886	$17,150	$9,736	57%

Effective tax rate	42%	44%

Diluted net earnings from continuing operations per common share	$1.97	$1.27

Return to Index

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Our total net revenues increased $9.6 million primarily due to increased revenues during the week of the Kentucky Derby, which resulted in higher revenues in our Churchill Downs Racetrack and CDSN. We also experienced incremental net revenues from increased wagering at our video poker operations in Louisiana as well as increased import simulcasting pari-mutuel revenues. These increased net revenues were partially offset by decreased net revenues from Arlington Park primarily caused by a decline in average starters per race as well as lower pari-mutuel wagering in general. These increased net revenues were also partially offset by decreased net revenues from the Louisiana Operations and CDSN primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings from continuing operations per common share included:

•
During the nine months ended September 30, 2006, we recorded a net gain of $13.0 million compared to $1.4 million during the same period of 2005 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder Race Course.

•	We incurred $3.0 million of expenses related to alternative gaming initiatives in Florida during the nine months ended September 30, 2005.
•	Our effective tax rate decreased from 44% to 42% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Consolidated Expenses

The following table is a summary of our consolidated expenses:

(In thousands)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Purse expenses	$100,532	$97,629	$2,903	3%
Depreciation/amortization	15,382	15,334	48	-
Other operating expenses	140,096	139,489	607	-
SG&A expenses	35,018	34,918	100	-
Insurance recoveries, net of losses	(12,954)	(1,363)	(11,591)	(850)%
Total expenses from continuing operations	$278,074	$286,007	$(7,933)	(3)%

Percent of revenue	86%	91%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Total expenses decreased 3% during the nine months ended September 30, 2006, primarily as a result of an increase in insurance recoveries, net of losses of $11.6 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder Race Course. Purse expenses of Churchill Downs Racetrack increased consistent with the higher net revenues experienced during the week of the Kentucky Derby. Further discussion of expense variances by our reported segments is detailed below.

Return to Index

Other Income (Expense)

The following table is a summary of our other income (expense):
(In thousands)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Interest income	$634	$296	$338	114%
Interest expense	(1,708)	(950)	(758)	(80)%
Unrealized gain on derivative instruments	612	614	(2)	-
Miscellaneous, net	510	1,308	(798)	(61)%
Other income (expense)	$48	$1,268	$(1,220)	(96)%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Significant items affecting the comparability of other income and expense include:

•	During the nine months ended September 30, 2006, we recognized $0.6 million of losses related to our equity investment in Racing World.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments:

(In thousands, except per share data and live race days)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Churchill Downs Racetrack	$99,566	$92,097	$7,469	8%
Arlington Park	72,626	76,150	(3,524)	(5)%
Calder Race Course	61,434	59,698	1,736	3%
Hoosier Park	28,966	30,245	(1,279)	(4)%
Louisiana Operations	50,368	45,266	5,102	11%
CDSN	46,429	49,354	(2,925)	(6)%
Total Racing Operations	359,389	352,810	6,579	2%
Other Investments	3,022	2,257	765	34%
Corporate	162	556	(394)	(71)%
Eliminations	(37,889)	(40,494)	2,605	6%
Net revenues from continuing operations	$324,684	$315,129	$9,555	3%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Significant items affecting comparability of our revenues by segment include:

•
Net revenues from Churchill Downs Racetrack increased primarily as a result of a successful Kentucky Derby, including continued benefits realized from the newly renovated Churchill Downs racetrack facility as well as higher non-wagering revenues associated with the Kentucky Derby.

•
Net revenues from the Louisiana Operations increased primarily as a result of increased wagering at our video poker operations in Louisiana as well as increased import simulcasting pari-mutuel revenues. These increased net revenues were partially offset by decreased net revenues from the Louisiana Operations and CDSN primarily as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina.

•	Net revenues from Arlington Park decreased primarily as a result of a decline in average starters per race as well as lower pari-mutuel wagering in general.

Return to Index

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments:

(In thousands, except per share data and live race days)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Churchill Downs Racetrack	$77,972	$71,471	$6,501	9%
Arlington Park	73,652	70,857	2,795	4%
Calder Race Course	57,556	59,948	(2,392)	(4)%
Hoosier Park	29,816	30,584	(768)	(3)%
Louisiana Operations	36,588	49,083	(12,495)	(25)%
CDSN	35,032	37,293	(2,261)	(6)%
Total Racing Operations	310,616	319,236	(8,620)	(3)%
Other Investments	2,066	2,141	(75)	(4)%
Corporate	15,764	12,280	3,484	28%
Eliminations	(50,372)	(47,650)	(2,722)	(6)%
Total expenses from continuing operations	$278,074	$286,007	$(7,933)	(3)%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Significant items affecting comparability of our expenses by segment include:

•
During the nine months ended September 30, 2006, we recorded insurance recoveries, net of losses of $10.3 million compared to $1.4 million during the same period of 2005 related to damages sustained from Hurricane Katrina that occurred during 2005 by the Louisiana Operations. Expenses from the Louisiana Operations and CDSN also decreased as a result of 49 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina. A shortened race meet was conducted at Harrah’s Louisiana Downs from November 19, 2005 through January 22, 2006 resulting in 12 racing days during the nine months ended September 30, 2006 as compared to 61 days during the nine months ended September 30, 2005. Increased purse expenses and pari-mutuel related expenses as a result of increased business levels partially offset these declines.

•
We incurred $3.0 million of expenses related to the alternative gaming initiatives in Florida during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we recorded insurance recoveries, net of losses of $2.7 million related to damages sustained from Hurricane Wilma that occurred during 2005. Higher property insurance expense partially offset this decrease, which was caused by the occurrence of significant natural disasters during 2005.

•
Churchill Downs Racetrack expenses increased primarily as a result of increased expenses related to the Kentucky Derby, including higher expenses associated with fulfilling sponsorships related to the Kentucky Derby. Also, depreciation expense increased due to the recognition of a full nine months of depreciation expense related to the newly renovated Churchill Downs racetrack facility that was completed during 2005.

•
Arlington Park expenses increased primarily as a result of less purse overpayment recoveries during the nine months ended September 30, 2006 in addition to the generation of additional purse overpayments during the same period.

•
Corporate expenses increased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of increased costs associated with the retirement and replacement of the chief executive officer and increased payroll costs.

Return to Index

Discontinued Operations

The following table presents earnings from discontinued operations for the nine months ended September 30, 2006 and 2005:

(In thousands, except per share data and live race days)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Net revenues	$10,953	$82,105	$(71,152)	(87)%
Operating expenses	9,947	75,723	(65,776)	(87)%
Gross profit	1,006	6,382	(5,376)	(84)%
Selling, general and administrative expenses	1,152	3,858	(2,706)	(70)%
Insurance recoveries, net of losses	(1,367)	-	(1,367)	(100)%
Operating income	1,221	2,524	(1,303)	(52)%
Other income (expense):
Interest income	-	20	(20)	(100)%
Interest expense	-	(8,806)	8,806	100%
Miscellaneous, net	48	80	(32)	(40)%
	48	(8,706)	8,754	101%
Earnings (loss) before income taxes	1,269	(6,182)	7,451	121%
(Provision) benefit for income taxes	(525)	1,039	(1,564)	(151)%
Earnings (loss) from operations	744	(5,143)	5,887	114%
Gain on sale of assets, net of income taxes	4,197	69,917	(65,720)	(94)%
Net earnings	$4,941	$64,774	$(59,833)	(92)%

Significant items affecting comparability of earnings from discontinued operations include:

•
The results of operations of discontinued operations for the nine months ended September 30, 2006 include the results of operations of Ellis Park compared to those of Hollywood Park and Ellis Park for the nine months ended September 30, 2005.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2006 and December 31, 2005:

(In thousands)			Change
	September 30, 2006	December 31, 2005	$	%

Total assets	$529,670	$513,165	$16,505	3%
Total liabilities	$176,582	$196,934	$(20,352)	(10)%
Total shareholders' equity	$353,088	$316,231	$36,857	12%

Significant items affecting comparability of our consolidated balance sheet include:

•
Total assets increased primarily as a result of increased restricted cash balances generated by the collection of amounts to be paid out as purses during future racing meets, which was primarily caused by the previously mentioned higher business levels in the Louisiana Operations.

•
Total liabilities decreased primarily as a result of the pay-off of long-term debt using cash generated from operations. Deferred revenue decreased $11.7 million primarily due to recognition of revenue for luxury suite sales, corporate sponsor events, season boxes, membership sales and future wagering related to the 2006 Kentucky Derby and Kentucky Oaks race days. Dividends payable decreased $6.5 million as a result of the payment of 2005 dividends during the nine months ended September 30, 2006. Purses payable increased $12.5 million primarily due to amounts generated by improved business levels in the Louisiana Operations and the live race meet at Hoosier Park.

Return to Index

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources:
(In thousands)	Nine Months Ended September 30,		Change
	2006	2005	$	%

Operating activities	$46,704	$32,500	$14,204	44%
Investing activities	$(22,078)	$207,732	$(229,810)	(111)%
Financing activities	$(22,251)	$(229,719)	$207,468	90%

Significant items affecting comparability of our liquidity and capital resources include:

•	The increase in operating activities is primarily the result of cash generated by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005.
•
During the nine months ended September 30, 2005, we received $248.3 million of net proceeds in connection with the sale of the assets of Hollywood Park, resulting in the decrease in investing activities. Reduced capital expenditures related to the Churchill Downs racetrack facility renovation project referred to as the “Master Plan” partially offset this decrease.

•
We made repayments in excess of our borrowings on our revolving loan facilities of $15.6 million during the nine months ended September 30, 2006 compared to $225.0 million during the nine months ended September 30, 2005 due to the fact that excess cash was generated from the sale of the assets of Hollywood Park during 2005.

•	We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position will be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits will be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits will be derecognized in the period in which the position falls below the threshold. FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for the Company as of January 1, 2007. The change in net assets, if any, that results from the application of FIN 48 will be recorded as an adjustment to retained earnings. Management has not yet determined the impact that the adoption of FIN 48 will have on our consolidated financial position, results of operations and earnings per common share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in our exposures to market risk during the first nine months of 2006.

Return to Index

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b)	Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of our CEO and CFO, changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2006.   There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 29, 2006, the United States Congress passed the Safe Port Act (“HR 4954”). An amendment to this act incorporated the Internet Gambling Enforcement Act (“HR 4411”). The act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The definition of unlawful Internet gambling specifically excludes all activities which are legal under the Interstate Horseracing Act. The act also contains a “Sense of Congress” which explicitly states that the act is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the Interstate Horseracing Act. President Bush signed the bill in to law on October 13, 2006

In 2003, the country of Antigua filed a formal complaint against the United States with the WTO, challenging the United States' ability to enforce certain Federal gaming laws against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States' enforcement of the Acts against foreign companies violated the GATS. In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States

Return to Index

appealed the ruling and, in April of 2005, the WTO's appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO's appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States' stated policy against Internet wagering. In arguments and briefs before the WTO's appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO's appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO's Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States' position relative to interstate wagering on horseracing. The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horseracing remains unclear. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the appellate body report of the WTO and in light of the U.S. Report and what impact, if any, the appellate body report and the U.S. Report will have on our business and operations. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

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

Return to Index

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

CHURCHILL DOWNS INCORPORATED

November 7, 2006	/s/Robert L. Evans
Robert L. Evans President and Chief Executive Officer (Principal Executive Officer)

November 7, 2006	/s/Michael E. Miller
Michael E. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Return to Index

EXHIBIT INDEX

Numbers	Description	By Reference To

10(a)	First Amendment to Employment Agreement, as Amended and Restated as of December 31, 2005 by and between Thomas H. Meeker and Churchill Downs Incorporated	Exhibit 10.1 to Report on Form 8-K dated July 18, 2006

10(b)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(c)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(d)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(e)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(f)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(g)	Offer Letter to Vernon Niven, III accepted as of September 12, 2006 *	Report on Form 10-Q for the Fiscal Quarter ended September 30, 2006

10(h)	Description of Special Recognition Bonus for Thomas H. Meeker	Report on Form 8-K dated August 11, 2006

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2006

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2006

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))	Report on Form 10-Q for the fiscal quarter ended September 30, 2006

______________________
* Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities Exchange Commission. Such redacted portions have been marked with an asterisk.