Form 10-K
period 2006-12-31
CHURCHILL DOWNS INC
filed 2007-03-12
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-1469

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, Kentucky 40208	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The NASDAQ Stock Market LLC
(Title of each class registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 5, 2007, 13,476,881 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2006, (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $332,481,400.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 28, 2007, are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 81-86.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

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

We manage all of our operations including: Churchill Downs; Arlington Park, a Thoroughbred racing operation in Arlington Heights along with nine off-track betting facilities (“OTBs”) in Illinois; Calder Race Course (“Calder”), a Thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans along with nine OTBs in Louisiana; and Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  Fair Grounds and VSI were acquired in October 2004.  On September 28, 2006, the Company completed the sale of all issued and outstanding common shares of stock of Racing Corporation of America (“RCA”), the parent company of Ellis Park Race Course, Inc. (“Ellis Park”).  On September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly owned subsidiary of the Company, completed the sale of Hollywood Park, a Thoroughbred racing operation in Inglewood, California.

Additionally, we manage Hoosier Park at Anderson in Anderson, Indiana (“Hoosier Park”).  Hoosier Park conducts Thoroughbred, Quarter Horse and Standardbred horse racing, and operates three OTBs in Indiana.  Hoosier Park is owned by Hoosier Park, L.P. (“HPLP”), an Indiana limited partnership.  Anderson Park, Inc. (“Anderson”), a wholly owned subsidiary of Churchill Downs Management Company (“CDMC”), is the sole general partner of HPLP.  Anderson owns a 62% interest in HPLP and continues to manage its day-to-day operations. Centaur Racing, LLC (“Centaur”) owns 38% of HPLP.  On December 13, 2006, the Company and Centaur reached a definitive agreement for Anderson to sell its remaining ownership interest in Hoosier Park to Centaur, which is expected to close during the first quarter of 2007.

Churchill Downs Investment Company (“CDIC”), a wholly owned subsidiary of the Company, oversees our other industry related investments.  CDIC holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries. During 2004, the Company sold a 19% interest in Kentucky Downs, LLC (“Kentucky Downs”), a Franklin, Kentucky, racetrack that conducts a limited Thoroughbred race meet in September, as well as year-round simulcasting.  After consummation of the sale, the Company retained a 5% interest in Kentucky Downs. On April 3, 2006, the Company entered into a definitive agreement with Magna Entertainment Corporation (“MEC”) and Racing UK to form a subscription television channel that will broadcast races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland.  As part of the agreement, the Company, MEC and Racing UK became owners of Racing World Limited.  Our investments in NASRIN, Kentucky Downs and Racing World Limited are not material to the Company’s financial position or results of operations.

The Company also owns a 100% interest in Churchill Downs Simulcast Productions, LLC (“CDSP”), which provides television production and integration of computer graphic software to the racing industry.  The simulcast signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs.  Our ownership in CDSP is not material to the Company’s financial position or results of operations.

On March 5, 2007, we announced that we anticipate launching an advance deposit wagering platform called www.twinspires.com, which will offer racing fans the opportunity to wager on racing content owned primarily by us and MEC.  We also entered into a definitive agreement on March 4, 2007 with MEC to form a venture, through which the racing content of the Company and MEC will be made available to third parties, including racetracks,

OTBs, casinos and advance deposit wagering providers.  This venture will also act as an agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC.  On March 4, 2007, we also acquired a fifty percent interest in a venture which will own and operate a horse racing television channel currently owned by MEC, HRTV.  We will use HRTV to distribute the audio visual signal of our races to homes that use certain cable or satellite services for advance deposit wagering.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and advance deposit wagering providers owned by each of the Company and MEC.

B.            Live Racing and Alternative Gaming Operations

We conduct live horse racing at Churchill Downs, Calder, Fair Grounds, Arlington Park and Hoosier Park.  The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events.  The 2007 Kentucky Derby will offer a minimum $2.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money.  The Kentucky Derby is the first race of the annual series of races for 3-year-old Thoroughbreds known as the Triple Crown.  In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap.  Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.9 million in total purse money.  Arlington Park’s meet is highlighted by the Arlington Million, which is run during the International Festival of Racing at Arlington Park, and offers a purse of $1.0 million.  Fair Grounds’ Winter Meet during 2006/2007 is highlighted by Louisiana Derby Day, the richest day in Louisiana racing, which is headlined by the $0.6 million Louisiana Derby, a major prep race for the Kentucky Derby.  Other significant racing events are the Indiana Derby for Thoroughbreds and the Dan Patch Invitational and Hoosier Cup for Standardbreds held at Hoosier Park.

Arlington Park hosted the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2002. Churchill Downs has hosted the Breeders’ Cup a record six times, including the most recent Breeders’ Cup in November of 2006.  Breeders’ Cup Limited, a tax-exempt organization chartered to promote Thoroughbred racing and breeding, sponsors Breeders’ Cup races, which will feature $23.0 million in purses in 2007.  These races are held annually for the purpose of determining Thoroughbred champions in eleven different events.  Racetracks across North America compete for the privilege of hosting the prestigious Breeders’ Cup races each year.

Churchill Downs

The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky.  The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area.  Our facility accommodates approximately 52,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites.  The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 1,500 persons, a general admission area, and food and beverage facilities ranging from fast food to full-service restaurants.  The site also has a saddling paddock, accommodations for groups and special events, parking areas for the public and our racetrack and corporate office facilities.  The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training Thoroughbreds, at a local training facility located at our extension to Churchill Downs in Louisville.  The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

As part of financing improvements to the Churchill facility, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility.  Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder Race Course

The Calder racetrack and improvements are located in Miami-Dade County.  The Calder facility is adjacent to Dolphin Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area.  The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area and food and beverage facilities ranging from concessions to full-service restaurants.  The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses.  The Calder Race Course facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds Race Course and VSI

The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven—eighths (7/8) mile turf track, permanent grandstands and a stabling area.  The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining.  The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses.  The Fair Grounds facility also features a saddling paddock, parking areas and office facilities.  In connection with the acquisition of Fair Grounds racetrack and its affiliated operations, we expect to make numerous capital improvements to the Fair Grounds facility in order to better serve our horsemen and patrons.  Fair Grounds has received the requisite state and local approvals for the construction of a slot-machine gaming facility at the racetrack property offering up to 700 slot machines.  VSI is the exclusive operator of more than 700 video poker machines at Fair Grounds and seven of its OTBs.

Arlington Park

The Arlington Park racetrack was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier.  The racetrack sits on 325 acres, has a one and one-eighth (1 1/8) mile dirt track, a one-mile turf track and a five-eighths (5/8) mile training track.  The facility includes a permanent clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities ranging from fast food to full-service restaurants.  Arlington Park has 34 barns able to accommodate approximately 2,200 horses.  The Arlington Park facility also features a saddling paddock, parking areas and office facilities. Arlington Park is currently in the process of converting its dirt track to a synthetic racing surface known as Polytrack. We estimate the total cost for the new racing surface to be approximately $11.0 million and we expect the conversion to be completed before the beginning of the racing meet in May of 2007.

Hoosier Park

Hoosier Park is located in Anderson, Indiana, about 40 miles northeast of downtown Indianapolis.  Hoosier Park leases the land under a long-term lease from the city of Anderson and owns all of the improvements on the site.  The Hoosier Park facility consists of approximately 110 acres of leased land with a seven-eighths (7/8) mile dirt track, permanent grandstands and a stabling area.  The facility includes seating for approximately 2,400 persons, a general admission area and food and beverage facilities ranging from fast food to a full-service restaurant.  The site also has a saddling paddock, parking areas for the public and office facilities.  The stable area has barns sufficient to accommodate 980 horses and other facilities for backstretch personnel.

C.            Simulcast Operations

We generate a significant portion of our revenues by transmitting signals of races from our racetracks to other facilities (“export”) and receiving signals from other tracks (“import”).  Revenues are earned through pari-mutuel wagering on signals that we both import and export.

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of the Company’s simulcast signal.  CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content as well as content of racetracks we recently sold, including Hollywood Park and Ellis Park.  CDSN will present over 600 racing programs from our five racetracks, as well as those racetracks that were recently sold, to wagering outlets during 2007.

Arlington Park and Calder conduct on-site simulcast wagering only during live race meets, while Churchill Downs, Fair Grounds and Hoosier Park offer year-round simulcast wagering at the racetracks.  The OTBs located in Indiana, Illinois and Louisiana conduct simulcast wagering year-round.

Off-Track Betting Facilities

Thirteen of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations.  Trackside Louisville, which is open for simulcast wagering only on big events days, such as the Kentucky Derby and the Kentucky Oaks and Breeders’ Cup when Churchill Downs hosts the event, is an extension of Churchill Downs and is located approximately five miles from the Churchill facility.  This 100,000-square-foot property, on approximately 88 acres of land, is a Thoroughbred training and stabling annex that has audiovisual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates nine OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations.  One OTB is located on the Arlington Park property.  Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in East Moline, Illinois on approximately 232.6 acres.  Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet.  Arlington Park operates four OTBs within existing non-owned Illinois restaurants under license agreements.  These four OTBs are located in South Elgin, McHenry, South Beloit and Lockport, which opened in December 2002, June 2003, February 2004 and February 2007, respectively.

Hoosier Park operates three OTBs providing a statewide distribution system for Hoosier Park’s racing signal and additional simulcast markets for our products.  These OTBs are located in:  Merrillville, located about 30 miles southeast of Chicago, which consists of approximately 27,300 square feet of space; Fort Wayne which consists of approximately 15,750 square feet of space; and downtown Indianapolis where Hoosier Park leases approximately 24,800 square feet of space.

Fair Grounds operates nine OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations.  One OTB is located on the Fair Grounds property.  Another is located in Kenner, Louisiana consisting of approximately 4.26 acres.  Fair Grounds also leases seven OTBs located in these southeast Louisiana communities: Covington, consisting of approximately 7,000 square feet of space; Elmwood, which consists of approximately 14,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; LaPlace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; and Thibodaux, which consists of approximately 5,000 square feet of space.  Video poker is offered at the on-site OTB, Kenner, Elmwood, Gretna, Houma, LaPlace, Metairie and Thibodaux.

Kentucky Off-Track Betting, LLC

We are a 25% owner in Kentucky Off-Track Betting, LLC (“KOTB”) through our Churchill Downs racetrack.  KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack.  These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack.  Each OTB must first be approved by the Kentucky Horse Racing Authority (“KHRA”) and the local government where the facility is to be located.  KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals.  KOTB did not contribute significantly to our operations in 2006 and is not anticipated to have a substantial impact on our operations in the future.  Our investment in KOTB is not material to our financial position or results of operations.

Advance Deposit Wagering

Advance deposit wagering allows patrons to place wagers through an advance deposit account established with a service provider.  Most service providers provide distribution of the live racing product and accept wagers through a broadcast medium such as television or the Internet.  We have agreements with Television Games Network (“TVG”), affiliated with Gemstar-TV Guide International, Inc., which provides a license to TVG for the rights to broadcast our live racing products as part of TVG’s programming content, as well as accept wagers on the products.  Such agreements expire on various dates between March of 2007 and April of 2008.  We receive a simulcast host fee and a source market fee for these licenses.  At this time, we do not anticipate negotiating new agreements with

TVG.  We are in the process of launching our own advance deposit wagering platform.  We have formed a venture with MEC for the purpose of authorizing third parties to accept wagers (including account wagers) on our content in exchange for a fee and to purchase third parties’ content so that we may accept wagers for a fee.  We have entered into a reciprocal content swap agreement with MEC where we will be authorized to accept wagers, including advance deposit wagers, on our content.  In addition, we have acquired a fifty percent interest in a venture that will own and operate MEC’s currently owned horse racing television channel, HRTV.  We will use this channel to distribute the audio-visual signal of our races to homes that use certain cable or satellite services for advance deposit wagering.  We also anticipate reaching agreements with other advance deposit wagering service providers where they may accept wagers on our races in exchange for a fee.  At this time, it is uncertain what the potential financial impact of these agreements will be on our business, financial condition and results of operations.

We believe that advance deposit wagering will attract both new patrons and existing racing fans who will use advance deposit wagering in addition to the live track and OTB operations.  We view this distribution channel as a potential source of future growth in the off-track market in states where it is not expressly prohibited and we intend to continue to pursue the expansion of advance deposit wagering.

D.            Sources of Revenue

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and OTBs (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our advance deposit wagering providers.  In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory and/or regulatory requirements in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from video poker, admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy,  fees for alternative uses of our facilities, concessions, lease income and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

E.             Licenses and Live Race Dates

The following table is a summary of our 2007 and 2006 live racing dates and the number of live racing days for each of our five racetracks and Ellis Park during the portion of 2006 that it was under our ownership.  Racing dates are generally approved by the respective state racing authorities:

	2007		2006
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 28 — July 8	52	April 29 — July 16	57
Fall Meet	Oct. 28 — Nov. 24	21	Oct. 29 — Nov. 25	20
		73		77

Calder Race Course
Calder Meet	April 25 — Oct. 14	112	April 25 — Oct. 15	112
Tropical Meet 05/06			Jan. 1 — Jan. 2.	2
Tropical Meet 06/07	Jan. 1 — Jan. 2	2	Oct. 16 — Dec. 31	58
Tropical Meet 07/08	Oct. 15 — Dec. 31	58
		172		172

Arlington Park	May 4 — Sept. 16	94	May 5 — Sept. 12	95

Fair Grounds
Winter Meet 05/06*			Jan. 1 — Jan. 22	12
Winter Meet 06/07	Jan. 1 — March 25	57	Nov. 23 — Dec. 31	24
Winter Meet 07/08	Nov. 22 — Dec. 31	24
		81		36

Hoosier Park
Standardbred Meet	April 6 — June 30	61	April 1 — June 24	60
Thoroughbred Meet	Sept. 1 — Nov. 24	61	Sept. 2 — Nov. 25	59
		122		119

Ellis Park	N/A**		July 19 — Sept. 4	36

*              Temporary live race meeting conducted at Louisiana Downs.

**                           2007 live racing dates occur after the Company sold the racetrack.

Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRA.  The KHRA is responsible for overseeing horse racing and regulating the state equine industry.  Licenses to conduct live Thoroughbred race meets and to participate in simulcasting are approved annually by the KHRA based upon applications submitted by the racetracks in Kentucky.  To some extent Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRA is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates.  Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.  For 2006, approximately one week of live racing was transferred from Ellis Park to Churchill Downs.  For 2007, a portion of those days were transferred back to Ellis Park in conjunction with the sale of Ellis Park.  Additionally, Ellis Park and Churchill Downs will conduct live racing on the same days during the week surrounding the July 4th holiday.

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

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and may be subject to an increase or decrease in live racing dates in the future.  During 2006, Calder opted to conduct eight fewer days of live racing in order to increase purses and maximize the quality of the racing product.  During 2007, Calder will again experiment with the reduction in live race days to improve the quality of the racing product.

During December of 2005, Calder and Gulfstream Park entered into an agreement to allow year-round simulcasting at both facilities in the Miami area.  The agreement was the result of a Florida appellate court decision in a case brought by Gulfstream Park invalidating a statute that prohibited a racetrack from simulcasting when it was not conducting live racing.  The DPW appealed the decision to the Florida Supreme Court and, in mid-January of 2006, the Florida Supreme Court issued a stay ordering Calder to cease simulcast operations until the case is decided.   As of the date of the filing of this Annual Report on Form 10-K, the matter is still pending before the Florida Supreme Court.

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

In Indiana, licenses to conduct live Standardbred and Thoroughbred race meets, including Quarter Horse races, and to participate in simulcasting are approved annually by the Indiana Horse Racing Commission (“IHRC”) based upon applications submitted by Indiana racetracks.  Indiana law requires live racing for at least 120 days each year in order to simulcast races.  A second racetrack in Indiana, Indiana Downs, was opened on December 6, 2002, resulting in changes to Hoosier Park’s traditional racing dates.  The addition of a second racetrack in Indiana, located approximately 32 miles from Hoosier Park, also negatively impacts Hoosier Park’s share of the riverboat admissions revenue and creates an increase in competition in the market.  These factors have had an adverse impact on the future profitability of the facility.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year.  A substantial change in the allocation of live racing days at any of our five racetracks could significantly impact our operations and earnings in future years.

F.             Competition

Competition with other racetracks or OTBs for live, on-track patron attendance depends upon the geographic separation of facilities or differences in seasonal timing of meets.  We believe that an OTB opened in Clarksville, Indiana in 2004 has had a negative impact on Churchill Downs racetrack and its simulcast operations.  In addition, Calder competes directly with other Miami-based racetracks.  The Miami-based pari-mutuel wagering facilities located in Broward County have received authorization to operate slot machines.  Slot operations are expected to commence in a staggered manner at Broward’s four pari-mutuel wagering facilities.  Gulfstream Park commenced slot operations in the fall of 2006.  The remaining facilities are expected to commence slot operations in a staggered manner through 2008.  The Hoosier Park market has also had an increase in competition with the opening of Indiana Downs.  In addition, we may face competition from other racetracks for live racing days.  We face competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, including riverboat casinos, racetracks that offer casino-style gaming, cruise ships with casinos, land-based casinos and state lotteries.  Additionally, the industry faces increasing competition for overall wagering dollars from Internet wagering services, which are often established off-shore and avoid regulation under U.S. state and federal laws.

There are currently five riverboat casinos operating on the Ohio River along Kentucky’s border and five riverboat casinos operating along the Indiana shore of Lake Michigan, and an eleventh casino operating in Orange County, Indiana.  Another four riverboat casinos are situated in Illinois near Chicago. There are also Native American gaming operations in Wisconsin and Florida, which have drawn patrons from the Arlington Park and Calder Race Course markets, respectively.  Fair Grounds competes in the New Orleans area with three riverboat casinos, one land-based casino and video poker operations located at various truck stops and restaurants.  These competitors have been adversely impacted by Hurricane Katrina, and their reestablishment is uncertain at this time.  As of the date of the filing of this Annual Report on Form 10-K, some of these competitors have resumed full operations, and others remain closed.

In response to the continued increased competition from other gaming options, the horse racing industry continues to search for new sources of revenue.  Several recent developments are anticipated to be key contributors to overall growth within the industry.  The repeal of a Federal withholding tax on foreign wagers removes an impediment for U.S. racetracks seeking to penetrate international markets.  Other developments focus on increasing the core customer base and developing new fans through new technology, including the development of new advance deposit wagering platforms, to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources.  Finally, the industry continues to seek additional ways to draw new and existing customers to live racing venues.  Each of these developments is highly dependent on the regulatory environment and legal developments within individual state jurisdictions.

Alternative Gaming

We support the alternative gaming movement at racetracks and are working with regulators and legislators to pass alternative gaming legislation.  Alternative gaming refers to the operation of slot machines or electronic gaming devices within a racing facility or OTB.  In general, we believe that alternative gaming will result in the following benefits:

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

G.            Legislative Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”).  In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April of 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing.  The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives.  According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market.  As a matter of process, the U.S. and Antigua have the opportunity to seek changes to the interim report.  No major changes are expected.  We anticipate the panel will circulate its final report by the end of March, at which point the U.S. is expected to appeal.  The appeals process is expected to take approximately five months.  Assuming the U.S. appeal fails, Antigua is expected to file its retaliation request, and the U.S. will seek to arbitrate both the amount and the type of retaliation proposed.  Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States’ position relative to interstate wagering on horse racing.  The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing remains unclear.  While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the appellate body report of the WTO and in light of the U.S. Report and what impact, if any, the appellate body report and the U.S. Report will have on our business and operations.  One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering.  If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Internet Gambling Prohibition and Enforcement Act of 2006.” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling.  This act declares that nothing in that act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law.  The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days.  The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA.  The Treasury Department is currently gathering information for the promulgation of applicable regulations.  We are working with other industry representatives to provide information to the Treasury Department.  At this point, it is too early to determine what the substance of the regulations will be, but we will urge that the Secretary of the Treasury adhere to the provisions of this act, which exclude horse racing from the definition of unlawful Internet gambling.

Indiana

During April of 2005, Senate Enrolled Act 92 (“SEA 92”), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor.  An “operator,” as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling.  Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in unlawful gambling in Indiana or in a transaction directly involving a person located in Indiana.  We receive source market fees from various advance deposit wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet.  Some of these advance deposit wagering providers accept pari-mutuel wagers from Indiana residents.  TVG, one of our major advance deposit providers in Indiana, has ceased operations in Indiana due to legal uncertainty created by SEA 92.

The 2007 session of the Indiana General assembly has seen the introduction of several bills which would permit slots at Indiana racetracks.  At this juncture, it is too early to determine if one or more of the bills will be successful.  House Bill 1835 permits up to 2,500 slot positions at each Indiana racetrack and has passed through the House.  If enacted, the bill would eliminate the current subsidy to the racetracks from the existing casino riverboats, which totals approximately $27 million dollars.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%.  On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005.  Slot operations are expected to commence in a staggered manner at Broward’s four pari-mutuel wagering facilities.  Gulfstream Park commenced slot operations in the fall of 2006.  The remaining facilities are expected to commence slot operations in a staggered manner through 2008.  We are currently determining the most advantageous date for placing the issue on the ballot.  Florida’s legislature is considering several other constitutional initiatives during 2007, which may result in a statewide referendum in the fall of 2007.  Simultaneously, we are preparing a strategy to seek passage in Miami-Dade County, regardless of timing.  The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al.   FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.    The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld.  The question of law has been certified to the Florida Supreme Court, which stayed all lower court proceedings, and is determining whether to accept jurisdiction.

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the IRB to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account.  If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on Arlington Park’s results of operations.

Under previously enacted legislation, the Illinois Horse Racing Equity fund was scheduled to receive a portion (up to 15% of adjusted gross receipts) of wagering tax from the tenth riverboat casino license issued.  The grant of the tenth riverboat license is currently the subject of numerous legal and regulatory challenges and, as such, is currently not an operational riverboat license. The funds were scheduled to be utilized for purses and track discretionary spending.  Because the tenth license has never been operational, the Illinois Horse Racing Equity fund has never had any funds to distribute.

In the Spring of 2006 session of the Illinois General Assembly, legislation was passed to create and fund the Horse Racing Equity Trust fund.  The Horse Racing Equity Trust fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold.  Sixty percent of the funds is to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets).  The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is to be used for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements.  The legislation expires two years after its immediate effective date.  The governor of Illinois signed the legislation on May 26, 2006 as Public Act 94-0805.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois.  The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust fund.  The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed.  A temporary restraining order was granted to prevent distribution of these monies.  The complaint alleges that Public Act 94-0805 is unconstitutional.  The Illinois Attorney General is representing Illinois on this matter.  The litigation is ongoing.  As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter will have on our consolidated financial position and results of operations.

Arlington Park will continue to seek authority to conduct alternative gaming at the racetrack.  The 2007 session of the Illinois legislature will be considering several alternative bills permitting slot machines at the racetracks and potentially a Chicago casino.  At this point, it is too early to determine whether those initiatives will be successful.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois.  The IRB designated Arlington Park as host track in Illinois during January of 2006 for 29 days, which was the same as January of 2005.  In addition, Arlington Park was designated as host track for eight days during February of 2006, which resulted in an increase of $0.5 million in pre-tax earnings for the month of February of 2006 compared to the same period of 2005.  The IRB appointed Arlington Park the host track in Illinois during January of 2007 for 30 days, which is an increase of one day compared to the same period of 2006.  In addition, Arlington Park was appointed the host track for 15 days in February of 2007, which is an increase of seven days compared to the same period of 2006.  Arlington Park’s future designation as the host track is subject to the annual designation by the IRB.  A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks.  Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements.  Several alternative gaming bills were filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and two in the Senate.  The Kentucky Equine Education Project (“KEEP”), an alliance of the Commonwealth’s equine industry leaders, including our Company, supported legislation in 2006 that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky’s eight racetracks to offer full casino gaming.  None of these bills were successful.  Several bills have been filed in the 2007 session of the Kentucky General Assembly which would permit expanded gaming at Kentucky’s racetracks and other limited locations.  At this point, we do not anticipate these bills will have a full hearing during this short, non-budget legislative session.  Kentucky’s gubernatorial election is slated for 2007, and expanded gaming is anticipated to be an issue during the primary and general election.  While the campaign season is just beginning, several candidates have identified expanded gaming at Kentucky’s racetracks as a key revenue enhancement strategy for Kentucky.

Additional legislation is being pursued in the 2007 session requesting that all pari-mutuel taxes paid by racing associations be utilized for the day-to-day operations of the KHRA, which would effectively eliminate the daily assessments currently charged all racetracks and drug testing costs which are currently borne by the racetracks as well.

Kentucky statutes provide for the payment of supplemental purses by Kentucky racetracks for designated races won by Kentucky-bred horses.  A portion of the excise tax collected on live, inter-track and simulcast wagering is available to reimburse each Kentucky racetrack for monies paid out as supplemental purses.  The payment of the monies is administered through the Kentucky Thoroughbred Development Fund (the “KTDF”).  Ellis Park and Churchill Downs Racetrack successfully sought reimbursement for approximately $1.3 million and $1.2 million, respectively, from the KTDF for monies paid out as supplemental purses in 2005 and 2006. Approximately $2.2 million has been directly reimbursed to Churchill Downs Racetrack, and an additional $260 thousand will be reimbursed during 2007 and 2008.

Louisiana

We have received all statutory, regulatory and other authorizations to operate up to 700 slot machines at Fair Grounds.  We are currently seeking approval to operate 225 slot machines on a temporary basis while we complete construction of the permanent facility for slot operations.  During the summer of 2007, we intend to begin the construction of a new 30,000 square foot slot facility, which we expect will be completed in the fall of 2008.  Upon the commencement of the operation of slot machines at Fair Grounds, we are required to cease video poker operations at the on-site OTB.  Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations.  Under the Louisiana statute, Fair Grounds was permitted to operate 500 slot machines.  As a result of Hurricane Katrina, the agreement between Harrah’s Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines.  Conforming legislation was passed in the 2006 session of the Louisiana legislature.

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

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter.  The Louisiana Attorney General has expressed an opinion that the addition of slot machines at the racetrack would not violate the City Charter.   In June of 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino.  On October 22, 2006, the Court granted our motion to dismiss.  The plaintiff has appealed the dismissal of the action, and the appeal is pending.  We do not believe the installation of slot machines at Fair Grounds violates the City Charter.

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

I.              Service Marks

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter and housewares and glass.  We license the use of these service marks and derive revenue from such license agreements.

J.             Employees

As of December 31, 2006, we employed approximately 1,100 full-time employees Company-wide.  Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.  During 2006, average full-time and seasonal employment per pay period was approximately 2,500 individuals Company-wide.

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

We Face Significant Competition

We operate in a highly competitive industry.  While some of our facilities do not compete directly with other racetracks or OTBs for live, on-track patron attendance due to geographic separation of facilities or differences in seasonal timing of meetings, other of our facilities compete with other racetracks and off-track wagering facilities, some of which offer alternative forms of gaming, such as slot machines, that provide these facilities with the advantage of additional entertainment options.  For example, Hoosier Park’s market experienced an increase in competition when Indiana Downs, another racetrack, opened near Hoosier Park.  Additionally, the opening of an Indiana Downs’ OTB in Clarksville, Indiana has had a negative impact on patron attendance at Churchill Downs and its simulcast operations. In Florida, Calder Race Course currently faces competition from Native American casinos and cruise ship casinos and may face competition directly from other Miami-based racetracks in the future, including Broward County racetracks that have been authorized to operate slot machines.

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition discussed above, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track and advance deposit wagering.  Declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and advance deposit wagering markets.  The industry-wide focus on inter-track, off-track and advance deposit wagering markets has increased competition among racetracks for outlets to simulcast their live races as well as the ultimate customer.  A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and advance deposit wagering markets, has lead to a decrease in the amount wagered at our facilities and on races conducted at our racetracks and may materially, adversely impact our business, financial condition and results of operations.

A decline in the popularity of horse racing could adversely impact our business.  The continued popularity of horse racing is important to our growth plans and our operating results.  Our business plan anticipates attracting new customers to our racetracks, OTBs, and other wagering platforms. Even if we are successful in making acquisitions and expanding and improving our current operations, we may not be able to attract a sufficient number of new customers to achieve our business plan.  Public tastes are unpredictable and subject to change.  Any decline in the interest in horse racing or any change in customer preference may adversely impact our revenues and, therefore, our results of operations.  Declining on-track attendance and increasing competition in simulcasting may have a material, adverse impact on our results of operations.

We also compete for patrons with other sports, entertainment and gaming operations, including land-based, riverboat, cruise ship and Native American casinos and state lotteries.

While we currently receive revenues from wagering activity on our racing content over certain third party advance deposit wagering sites, we face competition from gaming companies that operate on-line and Internet-based gaming services.  These services allow patrons to wager on a wide variety of sporting events from home.  Unlike most on-line and Internet-based gaming companies, our business requires significant and ongoing capital expenditures for both its continued operation and expansion.  We also could face significantly greater costs in operating our business compared to these gaming companies.  We cannot offer the same number of gaming options as on-line and Internet-based gaming companies.  In addition, many on-line and Internet gaming companies are based off-shore and avoid regulation under U.S. state and federal laws.  These companies may divert wagering dollars from legitimate wagering venues such as our racetracks.  Competition in the gaming industry is likely to increase due to limited opportunities for growth in new markets.  Our inability to compete successfully with these competitors could have a material, adverse impact on our business, financial condition and results of operations.

We Face Extensive Regulation from Various Authorities

The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation.  We depend on continued state approval of legalized gaming in states where we operate.  Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including the KHRA, the IHRC, the Florida DPW, the LSRC, the Louisiana Board and the IRB.  In Louisiana, our gaming operations must meet the licensing requirements of the Louisiana Gaming Control Board.  As part of this regulatory framework, licenses to conduct live horse racing and to participate in simulcast wagering are granted annually, and gaming licenses in Louisiana are granted every five years.  To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks and gaming facilities.  However, we may be unable to maintain our existing licenses.  In Louisiana, gaming licenses are contingent upon maintaining the racing license, and we must conduct 80 live race days within a 20 week period in order to maintain the racing license.  In Indiana, we must conduct 120 live race days in order to conduct simulcasting.  The loss of or material change in our licenses, registrations, permits or approvals may materially limit the number of races we conduct and could have a material, adverse impact on our results of operations.  The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy. Our expansion into advance deposit wagering operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

Changes in Legislation and Regulation of Our Operations Could Affect Our Business

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

The Indiana horse racing industry currently receives a subsidy from riverboat casinos.  On April 1, 2006, “Integrity ‘06,” a program designed to improve the integrity of horse racing in Indiana, became effective.  The estimated cost of complying with the rules and regulations created by “Integrity ‘06” is financed by the two existing racetrack operators in Indiana using the subsidy paid by riverboat casinos, which is estimated to be 2% of the total subsidy.

As a result, the subsidy is distributed as follows: 39.2% for purse expenses, 19.6% for breed development and 41.2% for the two existing racetrack operators, which is divided equally.  Any change in this arrangement could adversely impact our results of operations in Indiana.

In Illinois, the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races.  Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois.  Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering.  Failure to designate Arlington Park as “host track” during this period could have a material, adverse impact on our results of operations.  In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park’s purse account.  The right to recapture these revenues is subject to change every legislative session.

These statutory or regulatory established revenue sources are subject to change every legislative session.  The reduction or elimination of any one of them could have a material, adverse impact on our results of operations.  In addition, certain revenue sources are dedicated by legislation or regulation and may be subject to change.

The passage of legislation permitting alternative gaming at racetracks can be a long and uncertain process.  As a result, there can be no assurance that (1) jurisdictions in which we own or operate racetracks will pass legislation permitting alternative gaming, (2) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (3) if alternative gaming is permitted at our racetracks, it will be on economically viable terms.  If alternative gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct alternative gaming, there may be significant costs and other resources to be expended, and there will be significant risks involved, including the risk of changes in the enabling legislation, that may have a material, adverse impact on that racetrack’s results of operations.

In 2003, the country of Antigua filed a formal complaint against the United States with the WTO, challenging the United States’ ability to enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated GATS.  In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April of 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing.  The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  On April 10, 2006, the United States delegation to the WTO submitted the U.S. Report stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives.  According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market.  As a matter of process, the U.S. and Antigua have the opportunity to seek changes to the interim report.  No major changes are expected.  We anticipate the panel will circulate its final report by the end of March, at which point the U.S. is expected to appeal.  The appeals process is expected to take approximately five months.  Assuming the U.S. appeal fails, Antigua is expected to file its retaliation request, and the U.S. will seek to arbitrate both the amount and the type of retaliation proposed.  Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States’ position relative to interstate wagering on horse racing.  The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing remains unclear.  While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the appellate body report of the WTO and in light of the U.S. Report and what impact, if any, the appellate body report and the U.S. Report will have on our business and operations.  One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering.  If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

We May Face Government and Other Opposition Regarding Our Pari-Mutuel Wagering Operations

We have recently decided to launch Twinspires.com, an advance deposit wagering platform that will accept advance deposit wagers, including telephone, interactive television, and Internet-based wagering, from customers who establish accounts with us. Advance deposit wagering in the United States may currently be conducted only through hubs or bases located in certain governmental states. Our expansion opportunities with respect to advance deposit wagering will be limited unless more states amend their laws or regulations to permit advance deposit wagering or, in the alternative, if states take affirmative action to make advance deposit wagering expressly unlawful. In addition, the regulatory and legislative processes can be lengthy, costly, and uncertain, so we may not be successful in obtaining required legislation, licenses, registrations, permits, and approvals.

We may accept advance deposit wagers from residents of states where the law does not expressly address advance deposit wagering. State laws governing advance deposit wagering vary from state to state. Some states have expressly authorized advance deposit wagering by their own residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering; and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through advance deposit wagering hubs located in different states. We believe that an advance deposit wagering operation may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to advance deposit wagering operations in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, gaming regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a narrower manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering. In December of 2000, legislation was enacted in the United States that amends the IHA. We believe that this amendment clarifies that inter-track wagering simulcasting, off-track betting and advance deposit wagering, as currently conducted by the U.S. horse racing industry are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition, operating results and prospects, including the licenses we hold to conduct horse racing and pari-mutuel wagering in the United States.

From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.

On October 13, 2006, President Bush signed into law “The Internet Gambling Prohibition and Enforcement Act of 2006.”  This act prohibits those involved in the business of wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful internet gaming.  The act declares that nothing in that act may be constructed to prohibit any activity allowed under the IHA. This act also contains a “Sense of Congress” that explicitly states that it is not intended to criminalize any activity currently permitted by federal law.  The Department of Treasury and Federal Reserve System are currently drafting regulations to implement the bill. Although the bill sets out exemption for pari-mutuel wagers on horse racing, there is some concern that credit card issuers and financial institutions may decline to transact business with us because of perceived uncertainty.  If the regulations are overly restrictive or if credit card companies, as a matter of policy, refuse to process advance deposit wagering transactions due to perceived legal uncertainty surrounding on-line, live event wagering, our business and results of operations could be adversely and materially affected. Credit card companies may in the future become hesitant to process deposits, fees and on-line transactions by our customers. This would limit the methods of payment available to our subscribers, reducing the convenience of our services and may make competitive services more attractive. This may materially, adversely affect our business, financial condition and results of operations.

Furthermore, many states have considered and are considering interactive and Internet gaming legislation and regulations, which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material, adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to the success of our advance deposit wagering operation.

We May Experience Resistance to Certain of Our Business Strategies.

We have entered into a reciprocal content swap agreement with MEC to exchange our respective horse racing signals with each other. MEC and the Company have also formed a venture which will serve as agent to MEC and the Company to sell our content to third parties, including racetracks, OTB’s, casinos and other advance deposit wagering operators. The venture will also act as agent to MEC and the Company to purchase horse racing content from third parties to make available through our respective outlets including our advance deposit wagering platform. Other industry participants may may not agree to sell and decline to purchase our content from the venture and/or to sell their content to us through the venture.  This resistance may reduce the distribution of our content and/or our ability to purchase content for our outlets, including our advance deposit wagering platform, potentially having a material, adverse effect on our results of operations.

We have also purchased a fifty percent interest in a venture that will own and operate MEC’s currently owned horse racing television channel, HRTV.  HRTV will serve as our primary distribution channel to homes that use certain cable or satellite services for advance deposit wagering. This investment may generate operating losses.  In addition, HRTV may be unable to negotiate new distribution agreements with cable companies and/or satellite companies, resulting in a reduction in distribution for advance deposit wagering purposes. In addition, our customers may not subscribe to the services needed to access our content or may be confused about where to view our content. Any of these risks may have a material, adverse effect on our results of operations.

We May Not be Able to Attract Quality Horses and Trainers

To provide high quality horse racing, we must attract the country’s top horses and trainers.  Our success in attracting the top horses and trainers largely depends on the overall horse population available for racing and our ability to offer and fund competitive purses.  Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases such as the neurologic form of Equine Herpes Virus — I and Strangles, which is caused by the organism streptococcus equine. If any of our racetracks is faced with a sustained outbreak of a contagious equine disease, or if we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks, and a competitive purse structure, our profitability could decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements.

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

We Experience Significant Seasonal Fluctuations in Operating Results

We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors.  We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year.  The number of live racing days we can offer directly affects our results of operations.  A significant decrease in the number of live racing days and/or live races could have a material, adverse impact on our results of operations.  Our live racing schedule dictates that we earn a substantial portion of our net earnings in the second quarter of each year when the Kentucky Derby and the Kentucky Oaks races are run during the first weekend in May.  Business interruption, such as weather conditions, could affect our ability to conduct our most popular races.  Any adverse impact on our races, including the Kentucky Derby, the Kentucky Oaks and key races at our other racetracks could have a material, adverse impact on our results of operations.

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

In addition, we rely upon the totalisator companies’ computer systems to ensure the integrity of our wagering process.  A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing.  The failure of totalisator companies to keep their technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product.

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

Inclement Weather and Other Conditions May Affect Our Ability To Conduct Live Racing

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, storms, tornadoes and hurricanes, could cause races to be cancelled and/or wagering to suffer.  If a business interruption were to occur and continue for a significant length of time, at any of our racetracks, it could materially, and adversely affect our results of operations. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to severe weather conditions, natural disasters and other casualties.  During 2005, we sustained disruption to our operations at Calder Race Course in Florida, Fair Grounds Race Course and our OTB locations in Louisiana due to the damage caused by hurricanes.  Any flood or other severe weather condition that could lead to the loss of use of our other facilities for an extended period could have a material, adverse impact on our results of operations.

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

We Depend on Agreements with Our Horsemen

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing.  We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana.  These agreements provide that we must receive the consent of the horsemen’s groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their horsemen’s groups typically provide that those racetracks must receive consent from the horsemen’s groups before we can accept wagers on their races. The failure to maintain agreements with our horsemen and industry associations on satisfactory terms or the refusal by a horsemen’s group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our results of operations.

We Depend on Key Personnel

We are highly dependant on the services of Robert L. Evans, our President and Chief Executive Officer, and other members of our executive management team.  Our inability to retain key personnel could have a material, adverse impact on our results of operations.

We May Not be Able to Adequately Insure Our Properties

The significant damage and resulting insurance claims caused by (i) Hurricane Katrina to the New Orleans, Louisiana area and our Fair Grounds facility and OTBs; and (ii) Hurricane Wilma to South Florida and our Calder Race Course facility; has increased the costs of obtaining property coverage for our facilities and significantly impacted our ability to obtain and maintain adequate property coverage at our facilities.  Our ability to obtain and maintain adequate property coverage at reasonable prices could have a material, adverse impact on our results of operations.

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

•                  Costs associated with our efforts in support of alternative gaming initiatives; and

•                  Costs associated with Customer Relationship Management initiatives.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3.          LEGAL PROCEEDINGS

On March 2, 2005, the Company commenced litigation in the United States District Court for the Western District of Kentucky against the Jockeys’ Guild, a trade organization associated with many of the jockeys who race at the Company’s racetracks.  The case was filed due to certain actions by the Jockey’s Guild at certain of the Company’s racetracks that interfered with the Company’s operations.  In the case, the Company asserts claims under the antitrust laws and seeks injunctive relief along with damages.  The Jockeys’ Guild has filed a counterclaim asserting various claims, including claims for alleged violations of the antitrust laws by the Company, and seeks injunctive relief along with damages.

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN.  As of March 5, 2007, there were approximately 3,700 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend payment information for our common stock during the last two years:

	2006 — By Quarter				2005 — By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$42.50	$43.67	$43.00	$44.21	$48.30	$45.63	$48.40	$39.19
Low Sale	$36.58	$36.04	$35.25	$38.51	$36.99	$36.58	$32.91	$31.07
Dividends per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of a peer group index and the Nasdaq Market Index for the period of approximately five fiscal years commencing January 1, 2002 and ending December 31, 2006. The peer group index used by the Company is the Media General Leisure Industry Group index, which is a published industry peer index of companies engaged in the leisure industry. As its broad equity market index, we use the Nasdaq Market Index which measures the performance of stocks listed on the Nasdaq Global Market and the Nasdaq Small Cap Market. The graph depicts the result of an investment of $100 in the Company, the Nasdaq Market Index and the Media General Leisure Industry Group index. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	Dec. ’01	Dec. ’02	Dec. ’03	Dec. ’04	Dec. ’05	Dec. ’06
Churchill Downs Inc.	$100.00	$104.64	$101.06	$125.55	$104.55	$123.08
Leisure Industry	$100.00	$89.45	$125.73	$175.26	$177.47	$224.46
NASDAQ	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

ITEM 6.          SELECTED FINANCIAL DATA

(In thousands, except per common share data)	Years ended December 31,
	2006	2005	2004	2003	2002
Operations:

Net revenues	$376,671	$356,342	$304,888	$291,501	$286,499

Operating income	$49,582	$23,950	$30,994	$36,586	$30,571

Net earnings from continuing operations	$30,217	$13,848	$14,274	$23,075	$18,454

Discontinued operations, net of income taxes	$(406)	$65,060	$(5,359)	$304	$1,181

Net earnings	$29,811	$78,908	$8,915	$23,379	$19,635

Basic net earnings from continuing operations per common share	$2.24	$1.05	$1.08	$1.75	$1.41

Basic net earnings per common share	$2.21	$5.92	$0.67	$1.77	$1.50

Diluted net earnings from continuing operations per common share	$2.22	$1.04	$1.07	$1.72	$1.38

Diluted net earnings per common share	$2.19	$5.86	$0.67	$1.75	$1.47

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance Sheet Data at Period End:

Total assets	$546,328	$517,844	$642,594	$503,892	$468,667

Working capital (deficiency) surplus	$1,650	$(15,269)	$135,640	$115,693	$137,859

Long-term debt	$13,393	$28,575	$237,552	$115,878	$117,622

Other Data:

Shareholders’ equity	$350,079	$316,231	$238,428	$251,350	$232,130

Shareholders’ equity per common share	$26.09	$24.08	$18.48	$18.97	$17.64

Additions to racing plant and equipment, exclusive of business acquisitions, net	$46,599	$43,238	$77,172	$40,855	$22,723

The selected financial data presented above is subject to the following information:

(1)          During 2006, the Company recognized a gain of $20.6 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds, Calder Race Course and Ellis Park, from Hurricane Katrina, Hurricane Wilma and a tornado, respectively ($1.4 million is included in discontinued operations).  Also, during 2006, the Company recognized an asset impairment of $7.9 million to write down the long-lived assets of Hoosier Park to their estimated fair value.  Finally, during 2006, the Company recognized a gain of $4.3 million, net of income taxes, on the sale of Ellis Park.

(2)          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods.  During the year ended December 31, 2006, the Company recorded $142 thousand of additional share-based compensation expense as a result of adopting SFAS No. 123(R).

(3)          During 2005, the Company recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

(4)          During 2004, the Company recorded a $4.3 million loss representing an unrealized loss on derivative instruments embedded in a convertible promissory note, a $1.6 million gain on the sale of our 19% interest in Kentucky Downs and a $6.2 million asset impairment loss recorded to write down the assets of Ellis Park (part of discontinued operations) to their estimated fair value.

(5)          During 2003, the Company recorded a $4.1 million gain related to an Illinois real estate tax settlement.  The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million reflected as a reduction in operating expenses and $1.0 million in earned interest income.

(6)          During 2002, an asset impairment loss of $4.5 million was recorded to write down the assets of Ellis Park (part of discontinued operations) to their estimated fair value.

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

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby.  We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; and Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida.  During October 2004, we purchased the assets of Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana and the stock of Video Services Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  Additionally, we are the majority owner and operator of Hoosier Park in Anderson, Indiana, which conducts Thoroughbred, Quarter Horse and Standardbred horse racing.  We conduct simulcast wagering on horse racing at 22 simulcast wagering facilities in Kentucky, Indiana, Illinois and Louisiana, as well as at our five racetracks.

The Churchill Downs Simulcast Network (“CDSN”) was developed in 2002 to focus on the distribution of our simulcast signal.  CDSN provides the principal oversight of our interstate and international simulcast and wagering opportunities, as well as the marketing, sales, operations and data support efforts related to the Company-owned racing content.

Recent Developments

Sale of Hoosier Park, L.P.

On December 13, 2006, the Company entered into a definitive agreement to sell its 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing LLC (“Centaur”), a privately held, Indiana-based company.  Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne.  Centaur has owned 38% of Hoosier Park since December 2001 and has held options to purchase a greater stake in the track and its OTBs.  On February 27, 2007, the Indiana Horse Racing Commission (“IHRC”) approved the sale of the ownership interest to Centaur.  The sale of the ownership interest is expected to close by March 31, 2007.

Sale of the Stock of Racing Corporation of America (“RCA”)

On September 28, 2006 we sold all of the issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC.  In conjunction with the sale of the Stock, the Company recognized a tax benefit of $8.0 million, which is included in discontinued operations, during the year ended December 31, 2006.

Employment Agreement — Robert L. Evans

On July 18, 2006, we entered into an employment agreement (the “Employment Agreement”) with Robert L. Evans, who has replaced Thomas H. Meeker as President and Chief Executive Officer of the Company.  Mr. Evans also serves as a member of the Board of Directors of the Company (the “Board”), effective August 14, 2006.  The Employment Agreement was approved by the Board.

The Employment Agreement has an initial term of employment for three years, with automatic one-year extensions (unless either party provides a written notice not to extend the term of employment at least 90 days prior to the then-current expiration date).  The Employment Agreement provides for earlier termination under certain circumstances.

The Employment Agreement provides for an annual base salary of $450,000, with reviews for potential increases at the discretion of the Board.  Mr. Evans will be eligible to participate in the annual performance bonus plan for the performance period commencing January 1, 2007, with his initial target bonus opportunity for such period to be 75% of his base salary.

The Employment Agreement further provides that Mr. Evans will receive the following equity-based awards: (i) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment; (ii) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days; (iii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching a certain closing price on NASDAQ for ten consecutive trading days; and (iv) a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant.  The equity-based awards described in (ii), (iii) and (iv) above are contingent upon receiving shareholder approval, which we anticipate will occur at our Annual Meeting of Shareholders to be held on June 28, 2007.

Racing World

On April 3, 2006, we entered into a definitive agreement (the “Agreement”) with Magna Entertainment Corporation (“MEC”) and Racing UK to form a subscription television channel that will broadcast races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland.  As part of the Agreement, the Company, MEC and Racing UK became owners of Racing World Limited.  Under the terms of the Agreement, we have made a total investment in this venture of $911 thousand as of December 31, 2006.

Insurance Recoveries, Net of Losses

As of December 31, 2006, we have received $24.3 million and $4.0 million in insurance recoveries related to damages suffered from natural disasters by our Louisiana Operations and Calder Race Course, respectively.  We recorded $19.2 million of insurance recoveries, net of losses in our net earnings from continuing operations for the year ended December 31, 2006.  Please refer to Note 3 to our Consolidated Financial Statements for further details regarding the natural disasters and related casualty losses and insurance recoveries.

New Ventures

On March 5, 2007, we announced that we anticipate launching an advance deposit wagering platform called www.twinspires.com, which will offer racing fans the opportunity to wager on racing content owned primarily by us and MEC.  We also entered into a definitive agreement on March 4, 2007 with MEC to form a venture, though which the racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and advance deposit wagering providers.  This venture will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC.  On March 4, 2007, we also purchased a fifty percent interest in a venture that will own and operate a horse racing television channel currently owned by MEC, HRTV.  We will use HRTV to distribute the audio visual signal of our races to homes that use certain cable or satellite services for advance deposit wagering.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and advance deposit wagering providers owned by each of the Company and MEC.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”).  In November of 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April of 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, applies equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing.  The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives.  According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market.  As a matter of process, the U.S. and Antigua have the opportunity to seek changes to the interim report.  No major changes are expected.  We anticipate the panel will circulate its final report by the end of March, at which point the U.S. is expected to appeal.  The appeals process is expected to take approximately five months.  Assuming the U.S. appeal fails, Antigua is expected to file its retaliation request, and the U.S. will seek to arbitrate both the amount and the type of retaliation proposed.  Antigua has not indicated what actions, if any, it will take in response to the U.S. Report and the United States’ position relative to interstate wagering on horse racing.  The effect of the WTO ruling on the ability of domestic companies to accept Internet wagers and other account wagers on horse racing remains unclear.  While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the appellate body report of the WTO and in light of the U.S. Report and what impact, if any, the appellate body report and the U.S. Report will have on our business and operations.  One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering.  If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Internet Gambling Prohibition and Enforcement Act of 2006.” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling.  This act declares that nothing in that act may be construed to prohibit any activity allowed by IHA.  This act also contains a “Sense of Congress” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law.  The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days.  The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA.  The Treasury Department is currently gathering information for the promulgation of applicable regulations.  We are working with other industry representatives to provide information to the Treasury Department.  At this point, it is too early to determine what the substance of the regulations will be, but we will urge that the Secretary of the Treasury adhere to the provisions of this act, which exclude horse racing from the definition of unlawful Internet gambling.

Indiana

During April of 2005, Senate Enrolled Act 92 (“SEA 92”), a bill that makes it a Class D Felony for an operator to use the Internet to engage in unlawful gambling in Indiana or with a person located in Indiana, passed both chambers of the Indiana General Assembly and was signed by the Governor.  An “operator,” as defined by SEA 92, is a person who owns, maintains or operates an Internet site that is used for interactive gambling.  Under SEA 92, effective July 1, 2005, an operator is guilty of professional gambling if it uses the Internet to accept, or offer to accept, for profit, money or other property risked in unlawful gambling in Indiana or in a transaction directly involving a person located in Indiana.  We receive source market fees from various advance deposit wagering providers for the licensing of our live racing products in the distribution of such products through broadcast mediums such as television or the Internet.  Some of these advance deposit wagering providers accept pari-mutuel wagers from Indiana residents.  TVG, one of our major advance deposit providers in Indiana, has ceased operations in Indiana due to legal uncertainty created by SEA 92.

The 2007 session of the Indiana General assembly has seen the introduction of several bills which would permit slots at Indiana racetracks.  At this juncture, it is too early to determine if one or more of the bills will be successful.  House Bill 1835 permits up to 2,500 slot positions at each Indiana racetrack and has passed through the House.  If enacted, the bill would eliminate the current subsidy to the racetracks from the existing casino riverboats, which totals approximately $27 million dollars.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%.  On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005.  Slot operations are expected to commence in a staggered manner at Broward’s four pari-mutuel wagering facilities.  Gulfstream Park commenced slot operations in the fall of 2006.  The remaining facilities are expected to commence slot operations in a staggered manner through 2008.  We are currently determining the most advantageous date for placing the issue on the ballot.  Florida’s legislature is considering several other constitutional initiatives during 2007, which may result in a statewide referendum in the fall of 2007.  Simultaneously, we are preparing a strategy to seek passage in Miami-Dade County, regardless of timing.  The impact on our results of operations and financial position of the failed referendum in Miami-Dade County and the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al.   FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.  The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld.  The question of law has been certified to the Florida Supreme Court, which stayed all lower court proceedings, and is determining whether to accept jurisdiction.

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park (and all other Illinois racetracks) is permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the IRB to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account.  If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on Arlington Park’s results of operations.

Under previously enacted legislation, the Illinois Horse Racing Equity fund was scheduled to receive a portion (up to 15% of adjusted gross receipts) of wagering tax from the tenth riverboat casino license issued.  The grant of the tenth riverboat license is currently the subject of numerous legal and regulatory challenges and, as such, is currently not an operational riverboat license. The funds were scheduled to be utilized for purses and track discretionary spending.  Because the tenth license has never been operational, the Illinois Horse Racing Equity fund has never had any funds to distribute.

In the Spring of 2006 session of the Illinois General Assembly, legislation was passed to create and fund the Horse Racing Equity Trust fund.  The Horse Racing Equity Trust fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold.  Sixty percent of the funds is to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets).  The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is to be used for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements.  The legislation expires two years after its immediate effective date.  The governor of Illinois signed the legislation on May 26, 2006 as Public Act 94-0805.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois.  The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust fund.  The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed.  A temporary restraining order was granted to prevent distribution of these monies.  The complaint alleges that Public Act 94-0805 is unconstitutional.  The Illinois Attorney General is representing Illinois on this matter.  The litigation is ongoing.  As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter will have on our consolidated financial position and results of operations.

Arlington Park will continue to seek authority to conduct alternative gaming at the racetrack.  The 2007 session of the Illinois legislature will be considering several alternative bills permitting slot machines at the racetracks and potentially a Chicago casino.  At this point, it is too early to determine whether those initiatives will be successful.

During January and February when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois.  The IRB designated Arlington Park as host track in Illinois during January of 2006 for 29 days, which was the same as January of 2005.  In addition, Arlington Park was designated as host track for eight days during February of 2006, which resulted in an increase of $0.5 million in pre-tax earnings for the month of February of 2006 compared to the same period of 2005.  The IRB appointed Arlington Park the host track in Illinois during January of 2007 for 30 days, which is an increase of one day compared to the same period of 2006.  In addition, Arlington Park was appointed the host track for 15 days in February of 2007, which is an increase of seven days compared to the same period of 2006.  Arlington Park’s future designation as the host track is subject to the annual designation by the IRB.  A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks.  Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements.  Several alternative gaming bills were filed in the 2006 session of the Kentucky General Assembly, including two bills filed in the House and two in the Senate.  The Kentucky Equine Education Project (“KEEP”), an alliance of the Commonwealth’s equine industry leaders, including our Company, supported legislation in 2006 that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky’s eight racetracks to offer full casino gaming.  None of these bills were successful.  Several bills have been filed in the 2007 session of the Kentucky General Assembly which would permit expanded gaming at Kentucky’s racetracks and other limited locations.  At this point, we do not anticipate these bills will have a full hearing during this short, non-budget legislative session.  Kentucky’s gubernatorial election is slated for 2007 and expanded gaming is anticipated to be an issue during the primary and general election.  While the campaign season is just beginning, several candidates have identified expanded gaming at Kentucky’s racetracks as a key revenue enhancement strategy for Kentucky.

Additional legislation is being pursued in the 2007 session requesting that all pari-mutuel taxes paid by racing associations be utilized for the day-to-day operations of the KHRA, which would effectively eliminate the daily assessments currently charged all racetracks and drug testing costs which are currently borne by the racetracks, as well.

Kentucky statutes provide for the payment of supplemental purses by Kentucky racetracks for designated races won by Kentucky-bred horses.  A portion of the excise tax collected on live, inter-track and simulcast wagering is available to reimburse each Kentucky racetrack for monies paid out as supplemental purses.  The payment of the monies is administered through the Kentucky Thoroughbred Development Fund (the “KTDF”).  Ellis Park and Churchill Downs Racetrack successfully sought reimbursement for approximately $1.3 million and $1.2 million, respectively, from the KTDF for monies paid out as supplemental purses in 2005 and 2006.  Approximately $2.2 million has been directly reimbursed to Churchill Downs Racetrack, and an additional $260 thousand will be reimbursed during 2007 and 2008.

Louisiana

We have received all statutory, regulatory and other authorizations to operate up to 700 slot machines at Fair Grounds.  We are currently seeking approval to operate 225 slot machines on a temporary basis while we complete construction of the permanent facility for slot operations.  During the summer of 2007, we intend to begin the construction of a new 30,000 square foot slot facility, which we expect will be completed in the fall of 2008.  Upon the commencement of the operation of slot machines at Fair Grounds, we are required to cease video poker operations at the on-site OTB.  Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations.  Under the Louisiana statute, Fair Grounds was permitted to operate 500 slot machines.  As a result of Hurricane Katrina, the agreement between Harrah’s Casino in New Orleans and the State of Louisiana has been amended to eliminate the $350.0 million gaming revenue threshold before Fair Grounds may operate 700 slot machines.  Conforming legislation was passed in the 2006 session of the Louisiana legislature.

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

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter.  The Louisiana Attorney General has expressed an opinion that the addition of slot machines at the racetrack would not violate the City Charter.   In June of 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino.  On October 22, 2006, the Court granted our motion to dismiss.  The plaintiff has appealed the dismissal of the action, and the appeal is pending.  It is uncertain whether the plaintiff will appeal the Court’s ruling.  We do not believe the installation of slot machines at Fair Grounds violates the City Charter.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States.  Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole and information available from other outside sources.  Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those initial estimates.

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers’ compensation claims.  Additionally, estimates are used for determining income tax liabilities, the valuation of interest rate risk derivative contracts (interest rate swaps) and other derivative instruments.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows.  We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors.  Intangible assets with finite lives are amortized using the straight-line method.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005.  In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005.  As a result, the Company adopted SFAS No. 123(R) using the modified prospective application method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods.  During the year ended December 31, 2006, the Company recorded $142 thousand of additional share-based compensation expense as a result of adopting SFAS No. 123(R).  Previous periods have not been restated.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies.  When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery under such policies as specified in Financial Accounting Standards Board Interpretation No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets.”

We also use estimates and judgments for financial reporting to determine our current tax liability, as well as those taxes deferred until future periods.  Net deferred and accrued income taxes represent significant assets and liabilities of the Company.  In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated  financial statements or tax returns.

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

We maintain an allowance for doubtful accounts receivable that we have deemed to have a high risk of uncollectibility.  We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable.  Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

For our business insurance renewals over the past several years, we have assumed more risk than in the prior years, primarily through higher retentions and higher maximum losses for stop-loss insurance for certain coverage.  In 2006, our business insurance renewals included substantially the same coverage and retentions as in previous years. However, our property retentions in Florida and Louisiana increased significantly for wind damage.  We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends.  Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.  Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current years is uncertain.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar.  Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year.  We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. However in 2004, we acquired Fair Grounds, which has provided us with more live racing days in the first quarter.  Information regarding racing dates at our facilities for 2007 and 2006 is included in Item 1E, “Licenses and Live Racing Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks and off-track betting facilities (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our advance deposit wagering providers.  In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from video poker, admissions, sponsorships, licensing rights and broadcast fees, Indiana riverboat admissions subsidy,  fees for alternative uses of our facilities, concessions, lease income and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and advance deposit wagering. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals by patrons at our racetracks during our live meets.  Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live race meets and at our OTBs throughout the year.  Export handle includes all patron wagers made on our live racing signals sent to other tracks, OTBs and advance deposit wagering.  Advance deposit wagering consists of patron wagers through an advance deposit account.

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands,except per common share data and live race days):

	Year Ended December 31,			‘06 vs. ‘05 Change		‘05 vs. ‘04 Change
	2006	2005	2004	$	%	$	%
Total pari-mutuel handle	$3,180,633	$3,185,064	$2,898,318	$(4,431)	—	$286,746	10%

No. of live race days	380	428	369	(48)	(11)%	59	16%

Net pari-mutuel revenues	$263,849	$260,783	$234,153	$3,066	1%	$26,630	11%
Other operating revenues	112,822	95,559	70,735	17,263	18%	24,824	35%
Total net revenues	$376,671	$356,342	$304,888	$20,329	6%	$51,454	17%

Gross profit	$75,064	$66,232	$63,964	$8,832	13%	$2,268	4%

Gross margin percentage	20%	19%	21%

Operating income	$49,582	$23,950	$30,994	$25,632	107%	$(7,044)	(23)%

Net earnings from continuing operations	$30,217	$13,848	$14,274	$16,369	118%	$(426)	(3)%
Diluted net earnings from continuing operations per common share	$2.22	$1.04	$1.07

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Our total net revenues increased $20.3 million, primarily due to increased wagering at our video poker operations as well as increased import simulcasting pari-mutuel revenues in Louisiana.  We also experienced higher revenues during the week of the Kentucky Derby and benefited from a successful Breeders’ Cup, which resulted in higher revenues at our Churchill Downs Racetrack.  These increased net revenues were partially offset by decreased net revenues from the Louisiana Operations primarily as a result of 51 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina.  Also, decreased net revenues from Arlington Park primarily caused by a decline in average starters per race as well as lower pari-mutuel wagering in general offset the overall increase.  Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings and diluted earnings per share included:

•                  During the year ended December 31, 2006, we recognized a gain of $19.2 million compared to $2.2 million during the same period of 2005 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder Race Course.

•                  Our effective tax rate decreased from 44% in 2005 to 39% in 2006 resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Our total net revenues increased $51.5 million, reflecting a full year impact of the Louisiana Operations, which were acquired in October of 2004.  Additionally, the Kentucky Operations segment benefited from the opening of the newly renovated Churchill Downs Racetrack facility, including increased attendance during the week of the Kentucky Derby.  The increased revenues were partially offset by reduced revenues at Arlington Park as a result of fewer days that Arlington Park was appointed host track in Illinois during the twelve months ended December 31, 2005 compared to the same period in 2004.  Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings and diluted earnings per share included:

•                  Corporate expenses increased $7.6 million during the year ended December 31, 2005, primarily as a result of increased payroll costs, including increased costs of $2.2 million associated with a supplemental benefit plan for the chief executive officer as a result of an amendment to an employment contract during 2005.  Additionally, we incurred increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our customer relationship marketing initiative.

•                  During the year ended December 31, 2005, we recognized a gain of $2.2 million related to insurance recoveries, net of losses associated with the damages sustained from Hurricane Katrina by the Louisiana Operations.

•                  During the year ended December 31, 2005, we recognized an unrealized gain on derivative instruments of $0.8 million compared to losses of $4.3 million in the prior year, which were attributable to changes in the fair market value of embedded derivatives within a convertible promissory note issued during the fourth quarter of 2004.

•                  Our effective tax rate decreased from 50% in 2004 to 44% in 2005 resulting primarily from the non-deductibility of the unrealized losses on derivative instruments recorded during 2004.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Year ended December 31,			‘06 vs. ‘05 Change		‘05 vs. ‘04 Change
	2006	2005	2004	$	%	$	%
Purse expenses	$118,999	$112,437	$97,368	$6,562	6%	$15,069	15%
Depreciation/ amortization	19,164	19,346	13,292	(182)	(1)%	6,054	46%
Other operating expenses	163,444	158,327	130,264	5,117	3%	28,063	22%
SG&A expenses	44,713	44,478	32,970	235	1%	11,508	35%
Insurance recoveries, net of losses	(19,231)	(2,196)	—	(17,035)	(776)%	(2,196)	(100)%
Total	$327,089	$332,392	$273,894	$(5,303)	(2)%	$58,498	21%

Percent of revenue	87%	93%	90%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Total expenses decreased 2% during 2006 primarily as a result of an increase in insurance recoveries, net of losses of $17.0 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder Race Course.  Purse expenses of the Louisiana Operations and Churchill Downs Racetrack increased consistent with the higher net revenues experienced in the aftermath of Hurricane Katrina primarily related to the video poker operations and higher revenues during the week of the Kentucky Derby, respectively.  Other operating expenses increased primarily as a result of higher property insurance expense at Calder Race Course and the Louisiana Operations, which was caused by the occurrence of significant natural disasters during 2005.  Other operating expenses of Arlington Park also increased as a result of running one additional live race day during 2006 compared to 2005.  Further discussion of expense variances by our reported segments is detailed below.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Total expenses increased 21% during 2005 primarily as a result of expenses related to the inclusion of a full year of activity of the Louisiana Operations, which includes a $15.2 million of increased purse expenses.  Corporate selling, general and administrative expenses also increased by $7.6 million as more fully described below in the discussion of expense variances by segment.  Depreciation expense and other operating expenses from Churchill Downs Racetrack increased primarily due to the newly renovated Churchill Downs Racetrack facility that was completed during 2005.  We recognized a gain of $2.2 million related to insurance recoveries, net of losses associated with damages sustained from Hurricane Katrina by the Louisiana Operations.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31			‘06 vs.’05 Change		‘05 vs.’ 04 Change
	2006	2005	2004	$	%	$	%
Interest income	$866	$548	$373	$318	58%	$175	47%
Interest expense	(1,869)	(1,136)	(665)	(733)	(65)%	(471)	(71)%
Unrealized gain (loss) on derivative instruments	817	818	(4,254)	(1)	—	5,072	119%
Miscellaneous, net	213	482	2,138	(269)	(56)%	(1,656)	(77)%
Other income (expense)	$27	$712	$(2,408)	$(685)	(96)%	$3,120	130%

Provision for income taxes	$(19,392)	$(10,814)	$(14,312)	$(8,578)	(79)%	$(3,498)	(24)%

Effective tax rate	39%	44%	50%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•                  Interest expense increased during 2006 primarily due to the fact that all interest expense related to debt balances under the revolving loan facility and variable rate senior notes that was incurred during 2005 was allocated to discontinued operations.

•                  Our effective tax rate decreased from 44% in 2005 to 39% in 2006 resulting from the non-deductibility of legislative initiative costs recognized during 2005.

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

•                  Our effective tax rate decreased from 50% in 2004 to 44% in 2005 resulting primarily from the non-deductibility of the unrealized losses on derivative instruments recorded during 2004.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year ended December 31,			‘06 vs. ‘05 Change		‘05 vs. ‘04 Change
	2006	2005	2004	$	%	$	%
Churchill Downs Racetrack	$116,604	$107,429	$97,698	$9,175	9%	$9,731	10%
Arlington Park	80,243	84,188	87,951	(3,945)	(5)%	(3,763)	(4)%
Calder Race Course	94,082	92,736	92,111	1,346	1%	625	1%
Louisiana Operations	69,674	55,564	13,237	14,110	25%	42,327	320%
CDSN	62,291	64,253	55,948	(1,962)	(3)%	8,305	15%
Total racing operations	422,894	404,170	346,945	18,724	5%	57,225	16%
Other investments	3,842	2,954	3,040	888	30%	(86)	(3)%
Corporate revenues	162	702	21	(540)	(77)%	681	3,243%
Eliminations	(50,227)	(51,484)	(45,118)	1,257	2%	(6,366)	(14)%
	$376,671	$356,342	$304,888	$20,329	6%	$51,454	17%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting comparability of our revenues by segment include:

•                  Net revenues from the Louisiana Operations increased primarily due to increased wagering at our video poker operations in Louisiana as well as increased import simulcasting pari-mutuel revenues.  These increased net revenues were partially offset by decreased net revenues as a result of 51 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina.

•                  Net revenues from Churchill Downs Racetrack increased primarily due to higher revenues earned during the week of the Kentucky Derby.  We also benefited from hosting the Breeders’ Cup, which resulted in higher revenues.

•                  Net revenues from Arlington Park decreased primarily as a result of declining business levels across all areas of the business, including lower pari-mutuel revenues, admissions, group sales and concessions.  The declining business levels are primarily the result of fewer starters per race resulting in a lower quality racing product.

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

•                  Net revenues from Churchill Downs Racetrack increased as we realized benefits from the opening of the newly renovated Churchill Downs Racetrack facility, including increased attendance during the week of the Kentucky Derby.

•                  During January and February, when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois   The IRB appointed Arlington Park as the host track in Illinois for 29 days during January 2005 compared to 52 days during portions of January and February of 2004, which resulted in reduced revenues of $4.4 million during the year ended December 31, 2005 compared to the same period of 2004.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Year ended December 31,			‘06 vs. ‘05 Change		‘05 vs.’ 04 Change
	2006	2005	2004	$	%	$	%
Churchill Downs Racetrack	$98,171	$92,714	$84,306	$5,457	6%	$8,408	10%
Arlington Park	85,983	84,222	81,887	1,761	2%	2,335	3%
Calder Race Course	87,636	88,033	88,509	(397)	(1)%	(476)	(1)%
Louisiana Operations	50,610	61,438	13,749	(10,828)	(18)%	47,689	347%
CDSN	46,889	48,591	43,079	(1,702)	(4)%	5,512	13%
Total racing operations	369,289	374,998	311,530	(5,709)	(2)%	63,468	20%
Other investments	3,001	2,700	2,858	301	11%	(158)	(6)%
Corporate expenses	21,356	18,045	10,439	3,311	18%	7,606	73%
Eliminations	(66,557)	(63,351)	(50,933)	(3,206)	(5)%	(12,418)	(24)%
	$327,089	$332,392	$273,894	$(5,303)	(2)%	$58,498	21%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting comparability of our expenses by segment include:

•                  During the year ended December 31, 2006, we recorded insurance recoveries, net of losses of $16.5 million compared to $2.2 million during the same period of 2005 related to damages sustained by the Louisiana Operations from Hurricane Katrina during 2005.  Expenses from the Louisiana Operations also decreased as a result of 51 fewer live racing days at Fair Grounds due to the business interruption caused by Hurricane Katrina.  Increased purse expenses as a result of increased video poker and import simulcasting business levels partially offset these declines.

•                  Churchill Downs Racetrack expenses increased primarily as a result of increased expenses related to the Kentucky Derby, including higher expenses associated with fulfilling sponsorships related to the Kentucky Derby.  Also, depreciation expense increased due to the recognition of a full year of depreciation expense related to the newly renovated Churchill Downs Racetrack facility that was completed during 2005.

•                  Corporate expenses increased during the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily as a result of increased costs associated with the retirement and replacement of the chief executive officer and increased payroll costs.

•                  Arlington Park expenses increased primarily as a result of less purse overpayment recoveries during the year ended December 31, 2006 in addition to the generation of additional purse overpayments during the same period.

•                  We incurred $3.0 million of expenses related to the alternative gaming initiatives in Florida during the year ended December 31, 2005.  During the year ended December 31, 2006, we recorded insurance recoveries, net of losses of $2.7 million related to damages sustained by Calder Race Course from Hurricane Wilma that occurred during 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Significant items affecting comparability of our expenses by segment include:

•                  During the fourth quarter of 2004, we completed our acquisition of the Louisiana Operations, which resulted in a $47.7 million increase in expenses during 2005.  CDSN expenses and eliminations also increased primarily as a result of the acquisition of the Louisiana Operations.

•                  Expenses from Churchill Downs Racetrack increased primarily as a result of additional depreciation expense of $3.2 million, as well as increased operating expenses due to the completion of the Churchill Downs Racetrack facility renovation project during the second quarter of 2005.

•                  Corporate expenses increased primarily as a result of increased payroll costs, including increased costs of $2.2 million associated with a supplemental benefit plan for the chief executive officer as a result of an amendment to an employment contract during 2005.  Additionally, we incurred increased professional fees related to obtaining compliance with the Sarbanes-Oxley Act of 2002 and increased costs associated with our customer relationship marketing initiative.

•                  Arlington Park expenses increased primarily as a result of increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives, including expenses of $0.4 million associated with the retirement of a racetrack president during 2005, lower purse overpayment recoveries, higher insurance and utility costs and increased costs associated with the customer relationship management initiative, which were partially offset by decreased purse expenses as a result of fewer days that Arlington Park was appointed the host track in Illinois.

Discontinued Operations

The following table presents earnings (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,			‘06 vs. ‘05 Change		‘05 vs. ‘04 Change
	2006	2005	2004	$	%	$	%
Net revenues	$49,823	$122,539	$157,627	$(72,716)	(59)%	$(35,088)	(22)%
Operating expenses	46,221	115,010	142,140	(68,789)	(60)%	(27,130)	(19)%
Gross profit	3,602	7,529	15,487	(3,927)	(52)%	(7,958)	(51)%
Selling, general and administrative expenses	3,935	6,590	9,605	(2,655)	(40)%	(3,015)	(31)%
Asset impairment loss	7,871	—	6,202	7,871	100%	(6,202)	(100)%
Insurance recoveries, net of losses	(1,367)	74	—	(1,441)	(1,947)%	74	100%
Operating income	(6,837)	865	(320)	(7,702)	(890)%	1,185	370%
Other income (expense):
Interest income	143	94	62	49	52%	32	52%
Interest expense	(584)	(9,246)	(6,025)	8,662	94%	(3,221)	(53)%
Miscellaneous, net	1,527	1,431	602	96	7%	829	138%
Other income (expense)	1,086	(7,721)	(5,361)	8,807	114%	(2,360)	(44)%
Loss before provision for income taxes	(5,751)	(6,856)	(5,681)	1,105	16%	(1,175)	(21)%
Benefit for income taxes	1,066	2,020	322	(954)	(47)%	1,698	527%
Loss from operations	(4,685)	(4,836)	(5,359)	151	3%	523	10%
Gain on sale of assets, net of income taxes	4,279	69,896	—	(65,617)	(94)%	69,896	100%
Net (loss) earnings	$(406)	$65,060	$(5,359)	$(65,466)	(101)%	$70,419	1,314%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting comparability of earnings (loss) from discontinued operations include:

•                  Net revenues, operating expenses and selling, general and administrative expenses are lower as a result of the sale of the assets of Hollywood Park during the third quarter of 2005 and the sale of the stock of RCA during the third quarter of 2006

•                  During the year ended December 31, 2006, in connection with a definitive agreement reached on December 13, 2006 relative to the sale of the remaining partnership interest of Hoosier Park, we recognized an impairment loss of $7.9 million on long-lived assets  at Hoosier Park.

•                  We used proceeds from the sale of the assets of Hollywood Park to pay off the debt balances under the revolving loan facility and the variable rate senior notes.  As such, all interest expense related to these facilities has been allocated to discontinued operations for the years ended December 31, 2005 and 2004.

•                  During the year ended December 31, 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2006 and 2005 (in thousands):

	Year ended December 31,		‘06 vs. ‘05 Change
	2006	2005	$	%
Total assets	$546,328	$517,844	$28,484	6%
Total liabilities	$196,249	$201,613	$(5,364)	(3)%
Total shareholders’ equity	$350,079	$316,231	$33,848	11%

•                  Total assets increased during 2006 primarily due to an increase in income taxes receivable of $11.5 million, an increase in restricted cash of $8.0 million, higher cash and cash equivalents of $4.7 million and increased other current assets of $2.4 million.  Income taxes receivable increased primarily as a function of the estimated tax payments made during 2006 based on ordinary taxable income that excluded the capital loss realized on the sale of Ellis Park, which is required to be carried back and applied to prior years’ taxes on capital gains.   Restricted cash increased primarily as a result of amounts generated by improved business levels in the Louisiana Operations designated for purses to be paid to horsemen.  Cash and cash equivalents increased as a result of the collection of insurance proceeds during 2006 related to the 2005 natural disasters, which were partially offset by related capital expenditures and income tax payments.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Year Ended December 31,			‘06 vs. ‘05 Change		‘05 vs. ‘04 Change
	2006	2005	2004	$	%	$	%
Operating activities	$69,508	$(1,574)	$48,386	$71,082	4,516%	(49,960)	(103)%
Investing activities	$(47,019)	$205,023	$(135,781)	$(252,042)	(123)%	$340,804	251%
Financing activities	$(16,905)	$(208,655)	$98,649	$191,750	92%	$(307,304)	(312)%

•                  Cash flows from operating activities during 2006 increased significantly compared to 2005 primarily as a result of the sale of the assets of Hollywood Park during 2005, which was partially offset by insurance recoveries, net of losses realized during 2006.

•                  Cash flows from operating activities during 2005 decreased significantly compared to 2004 primarily as a result of the sale of the assets of Hollywood Park.

•                  Cash flows from investing activities decreased during the year ended December 31, 2006 compared to the same period of 2005 primarily as a result of proceeds received on the sale of the assets of Hollywood Park during 2005.  Capital expenditures during 2006 totaled $46.6 million, which compared to $43.2 million of capital expenditures during 2005.  Capital expenditures during 2006 included a significant amount related to rebuilding properties that sustained damages from natural disasters during 2005.

•                  Cash flows from investing activities increased during the year ended December 31, 2005 compared to the same period of 2004 primarily as a result of proceeds received on the sale of the assets of Hollywood Park.  Capital expenditures during 2005 totaled $43.2 million, which compared to $77.2 million during 2004.  Capital expenditures decreased primarily as a result of the completion of the renovation of Churchill Downs Racetrack during the second quarter of 2005.

•                  Cash flows from financing activities during 2006 increased primarily as a result of the pay-off of long-term debt in conjunction with the sale of the assets of Hollywood Park during 2005.

•                  Cash flows from financing activities during 2005 decreased primarily as a result of the pay-off of long-term debt in conjunction with the sale of the assets of Hollywood Park.

Credit Facilities and Indebtedness

On September 23, 2005, we entered into an Amended and Restated Credit Agreement (the “Agreement”).  The Guarantors under the Agreement are a majority of our wholly-owned subsidiaries.  The Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003.  The Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit sub-facility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million).  The facility terminates on September 23, 2010.  Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

As of December 31, 2006, there were no borrowings outstanding under the Agreement.  Generally, borrowings made pursuant to the Agreement will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.75% to 1.50% depending on certain of our financial ratios.  In addition, under the Agreement, we agreed to pay a commitment fee at rates that range from 0.15% to 0.375% of the available aggregate commitment, depending on our leverage ratio.

The Agreement contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth.  Management believes that cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our cash requirements for the year.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014.  The convertible note was amended and restated on March 7, 2005 (as so amended and restated, the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock.  The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed.  The Note is immediately convertible, at the option of the shareholder, subject to fulfilling certain conditions, into shares of the Company’s common stock at a conversion price of $36.83.  The Note may not be prepaid without the shareholder’s consent.  Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash.

Our commitments to make future payments also consist of obligations under operating lease agreements.  Future payments related to long-term debt and operating lease agreements at December 31, 2006 are summarized as follows (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	—	—	—	$13,393	$13,393
Operating leases	$2,800	$4,546	$2,539	—	9,885
Total	$2,800	$4,546	$2,539	$13,393	$23,278

Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more likely than not” that the position is sustainable based on its technical merits.  The tax benefit of a qualifying position will be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available.  Unrecognized tax benefits will be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter.  Similarly, recognized tax benefits will be derecognized in the period in which the position falls below the threshold.  FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.  FIN 48 is effective for the Company as of January 1, 2007.  The change in net assets, if any, that may result from the application of FIN 48 will be recorded as an adjustment to retained earnings.  Management has not yet determined the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations, cash flows or earnings per common share.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, we had no amounts outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated:

We have completed integrated audits of Churchill Downs Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of net earnings and comprehensive earnings, of shareholders’ equity and of cash flows  present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective application method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Louisville, Kentucky

March 12, 2007

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,751	$16,010
Restricted cash	12,704	4,714
Accounts receivable, net of allowance for doubtful accounts of $757 in 2006 and $786 in 2005	42,316	39,581
Deferred income taxes	6,274	3,836
Income taxes receivable	12,217	697
Other current assets	8,857	8,523
Assets held for sale	25,422	37,368
Total current assets	128,541	110,729

Plant and equipment, net	336,068	323,931
Goodwill	53,528	53,528
Other intangible assets, net	16,048	16,636
Other assets	12,143	13,020
Total assets	$546,328	$517,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,476	$27,197
Purses payable	18,128	10,514
Accrued expenses	40,781	40,093
Dividends payable	6,670	6,520
Deferred revenue	26,165	26,216
Liabilities associated with assets held for sale	13,671	15,458
Total current liabilities	126,891	125,998

Long-term debt	13,393	28,575
Other liabilities	22,485	21,448
Deferred revenue	20,416	18,614
Deferred income taxes	13,064	6,978
Total liabilities	196,249	201,613

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,420 shares and 13,132 shares issued in 2006 and 2005, respectively	128,937	121,270
Retained earnings	221,142	198,001
Unearned compensation	—	(3,040)
Total shareholders’ equity	350,079	316,231
Total liabilities and shareholders’ equity	$546,328	$517,844

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2006	2005	2004
Net revenues:
Net pari-mutuel wagering	$263,849	$260,783	$234,153
Non-wagering	112,822	95,559	70,735
	376,671	356,342	304,888
Operating expenses:
Purses	118,999	112,437	97,368
Other direct expenses	182,608	177,673	143,556
	301,607	290,110	240,924
Gross profit	75,064	66,232	63,964
Selling, general and administrative expenses	44,713	44,478	32,970
Insurance recoveries, net of losses	(19,231)	(2,196)	—
Operating income	49,582	23,950	30,994
Other income (expense):
Interest income	866	548	373
Interest expense	(1,869)	(1,136)	(665)
Unrealized gain (loss) on derivative instruments	817	818	(4,254)
Miscellaneous, net	213	482	2,138
	27	712	(2,408)
Earnings from continuing operations before provision for income taxes	49,609	24,662	28,586
Provision for income taxes	(19,392)	(10,814)	(14,312)
Net earnings from continuing operations	30,217	13,848	14,274
Discontinued operations, net of income taxes:
Loss from operations	(4,685)	(4,836)	(5,359)
Gain on sale of assets	4,279	69,896	—
Net earnings	29,811	78,908	8,915
Other comprehensive earnings, net of tax:
Change in fair value of cash flow hedges	—	180	181
Comprehensive earnings	$29,811	$79,088	$9,096

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$2.24	$1.05	$1.08
Discontinued operations	(0.03)	4.87	(0.41)
Net earnings	$2.21	$5.92	$0.67
Diluted
Net earnings from continuing operations	$2.22	$1.04	$1.07
Discontinued operations	(0.03)	4.82	(0.40)
Net earnings	$2.19	$5.86	$0.67

Weighted average shares outstanding:
Basic	13,159	12,920	13,196
Diluted	13,667	13,500	13,458

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(in thousands, except per common share data)

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Earnings	Compensation	Loss	Total

Balances, December 31, 2003	13,250	$128,583	$123,128	—	$(361)	$251,350

Net earnings			8,915			8,915

Issuance of common stock for employee benefit plans	149	3,787				3,787

Grant of restricted stock	45	1,968		$(1,968)		—

Amortization of restricted stock				33		33

Redemption of common stock	(540)	(19,408)				(19,408)

Cash dividends, $0.50 per share			(6,430)			(6,430)

Change in fair value of cash flow hedges					181	181
Balances, December 31, 2004	12,904	114,930	125,613	(1,935)	(180)	238,428

Net earnings			78,908			78,908

Issuance of common stock for employee benefit plans	175	3,935				3,935

Grant of restricted stock	54	1,937		(1,937)		—

Restricted stock forfeitures	(1)	(50)		50		—

Amortization of restricted stock				782		782

Windfall tax benefit from share-based compensation		518				518

Cash dividends, $0.50 per share			(6,520)			(6,520)

Change in fair value of cash flow hedges					180	180
Balances, December 31, 2005	13,132	121,270	198,001	(3,040)	—	316,231

Net earnings			29,811			29,811

Issuance of common stock for employee benefit plans	298	7,888				7,888

Grant of restricted stock	5	—				—

Restricted stock forfeitures	(15)	—				—

Amortization of restricted stock		1,187				1,187

Adoption of SFAS No. 123(R)		(3,040)		3,040		—

Windfall tax benefit from share-based compensation		1,490				1,490

Employee stock purchase plan expense		142				142

Cash dividends, $0.50 per share			(6,670)			(6,670)

Balances, December 31, 2006	13,420	$128,937	$221,142	$—	$—	$350,079

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$29,811	$78,908	$8,915
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,919	24,565	21,927
Asset impairment losses	21,517	—	6,202
Loss (gain) on sale of businesses	3,738	(112,737)	(1,613)
Unrealized (gain) loss on derivative instruments	(817)	(818)	4,254
Share-based compensation	1,329	782	33
Deferred tax provision (benefit)	2,014	(3,777)	(2,838)
Other	432	1,168	88
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	(7,778)	1,675	(5,331)
Accounts receivable	721	377	(1,684)
Other current assets	(13,772)	(5,545)	5,454
Accounts payable	(1,468)	(835)	(6,864)
Purses payable	7,099	(2,064)	8,045
Accrued expenses	4,122	5,038	2,835
Deferred revenue	(671)	5,155	13,351
Other assets and liabilities	2,312	6,534	(4,388)
Net cash provided by (used in) operating activities	69,508	(1,574)	48,386

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(58,609)
Additions to plant and equipment	(46,599)	(43,238)	(77,172)
Proceeds from sale of business	(435)	248,261	—
Proceeds on sale of plant and equipment	15	—	—
Net cash (used in) provided by investing activities	(47,019)	205,023	(135,781)

Cash flows from financing activities:
Borrowings on bank line of credit	305,359	543,415	498,167
Repayments of bank line of credit	(320,961)	(652,813)	(393,167)
Repayments of senior notes	—	(100,000)	—
Payments on other long-term debt	—	—	(1,618)
Change in book overdraft	(4,161)	3,238	(1,895)
Payment of dividends	(6,520)	(6,430)	(6,625)
Windfall tax benefit from share-based compensation	1,490	—	—
Common stock issued	7,888	3,935	3,787
Net cash (used in) provided by financing activities	(16,905)	(208,655)	98,649

Net increase (decrease) in cash and cash equivalents	5,584	(5,206)	11,254
Cash and cash equivalents, beginning of year	22,488	27,694	16,440
Cash and cash equivalents, end of year	28,072	22,488	27,694
Cash and cash equivalents included in assets held for sale	7,321	6,478	8,607
Cash and cash equivalents in continuing operations	$20,751	$16,010	$19,087

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

	2006	2005	2004
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,018	$10,387	$7,477
Income taxes	$19,146	$53,790	$17,775

Schedule of non-cash activities:
Plant and equipment additions included in accounts payable and accrued expenses	$1,839	$3,259	$2,064
Issuance of convertible promissory note for common stock	—	—	$16,669
Common stock received in consideration of the sale of Kentucky Downs interest	—	—	$3,200
Issuance of common stock in connection with the Restricted Stock Plan	$2,566	$1,936	$1,968
Assets acquired and liabilities assumed from acquisition of businesses:
Restricted cash	—	—	$323
Other current assets	—	—	8,060
Plant and equipment, net	—	—	45,066
Intangible assets	—	—	15,463
Other assets	—	—	140
Accounts payable	—	—	(8,408)
Accrued expenses	—	—	(1,737)
Deferred tax liability	—	—	(298)
Net cash paid for acquisition of businesses			$58,609

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

1.            Basis Of Presentation And Summary Of Significant Accounting Policies

Basis of Presentation

Churchill Downs, Incorporated (the “Company”) conducts pari-mutuel wagering on live race meetings for Thoroughbred horses and participates in intrastate and interstate simulcast wagering at its racetracks in Kentucky, Florida, Illinois and Louisiana.  In addition, the Company, through its Indiana subsidiary Hoosier Park, L.P. (“Hoosier Park”), conducts pari-mutuel wagering on live Thoroughbred, Quarter Horse and Standardbred horse races and participates in interstate simulcast wagering.  All of the Company’s pari-mutuel operations are subject to regulation by the racing commissions of the respective states.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Churchill Downs California Company and Churchill Downs California Fall Operating Company (collectively referred to as “Hollywood Park”), Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course (“Calder Race Course”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, L.L.C. (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, Inc. (“VSI”), collectively referred to as the Louisiana Operations, Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”), Churchill Downs Simulcast Productions (“CDSP”), Anderson Park Inc. (“Anderson”) and its majority-owned subsidiary, Hoosier Park.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents amounts due to horsemen for purses, stakes and awards.

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

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed.  If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded.  The impairment loss is based on the excess, if any, of the carrying value over the fair value of the assets.

Goodwill is tested for impairment on an annual basis, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination.  The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2006, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

Internal Use Software

The Company capitalized internal use software of approximately $0.8 million, $1.8 million, and $2.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.  The estimated useful life of costs capitalized is five years.  During the years ended December 31, 2006, 2005 and 2004, the amortization of capitalized costs totaled approximately $1.6 million, $1.1 million, and $0.6 million, respectively.  Capitalized internal use software is included in plant and equipment, net.

Other Assets

Loan origination costs on the Company’s revolving line of credit are being amortized under the straight-line method over the terms of the loan agreements, which approximates the effective interest method.

Interest Rate Swaps

From time to time, the Company utilizes interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt and makes an initial assessment as to whether such swaps are cash flow hedges of anticipated interest payments.  The Company’s interest rate swap contracts have historically matched the critical terms of the underlying debt, thus qualifying for hedge accounting.  Such critical terms include the notional amounts, benchmark interest rate basis, interest rate dates and payment dates.  Upon qualification for hedge accounting, the fair value of the swaps is recorded on the consolidated balance sheets as an asset or liability with the offset recorded in accumulated other comprehensive earnings net of income taxes.  Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive earnings.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks and off-track betting facilities (“OTBs”) (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with our advance deposit wagering providers.  In addition to the commissions earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering.  These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year.  Non-wagering revenues are primarily generated from video poker, admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income and other sources and are recognized when the related service is performed.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Greater than 70% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and advance deposit wagering. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets.  Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live race meets and at the Company’s OTBs throughout the year.  Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and advance deposit wagering.  Advance deposit wagering consists of patron wagers through an advance deposit account.

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

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Kentucky Oaks races in Kentucky and other advance billings on racing events.  Revenues from these advance billings are recognized when the related event occurs.  Deferred revenue also includes advance sales of Personal Seat Licenses (“PSLs”) and luxury suites.  PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races in Kentucky and have a contractual life of either five or thirty years.  Revenue from PSLs is recognized when the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races occur on a ratable basis over the term of the contract.  Luxury suites are sold for specific racing events as well as for a pre-determined contractual term.  Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.

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

Income Taxes

Net deferred and accrued income taxes represent significant assets and liabilities of the Company.  In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.

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

Insurance Recoveries

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies.  When losses are sustained in one accounting period and the amounts to be recovered are collected in a subsequent accounting period, management uses estimates and judgment to determine the amounts that are probable of recovery as specified in Financial Accounting Standards Board (“FASB”) Interpretation No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets.”  Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable.  Insurance recoveries in excess of estimated losses are recognized when received from the insurance company.

Workers’ Compensation and General Liability Self-Insurance

The Company is substantially self-insured for losses related to workers’ compensation and general liability claims with stop-loss insurance for both coverages.  Losses are accrued based upon the Company’s undiscounted estimates of the aggregate liability for claims incurred based on historical experience and certain actuarial assumptions.  Expected recoveries from third party insurance companies are also estimated and accrued.

Advertising

The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred, or when the advertising is run.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005.  In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005.  As a result, the Company adopted SFAS No. 123(R) using the modified prospective application method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods.  During the year ended December 31, 2006, the Company recorded $142 thousand of additional share-based compensation expense as a result of adopting SFAS No. 123(R).  See Note 14 for further details.

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS.  The Company has determined that the convertible promissory note issued to a shareholder as described in Note 12 is a participating security.  Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees.  Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period.  Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of diluted net loss per common share.  For periods when the Company reports net earnings, potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net earnings per common share.  See Note 17 for further details.

Discontinued Operations

The results of operations and gain on the sale of assets or assets held for sale are reflected in the Consolidated Statements of Net Earnings as “discontinued operations” for all periods presented.  Interest expense on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations.

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

2.            Discontinued Operations

Sale of Hoosier Park, L.P.

On December 13, 2006, the Company entered into a definitive agreement to sell its 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company.  Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne.  Centaur has owned 38% of Hoosier Park since December of 2001 and has held options to purchase a greater stake in the track and its OTBs.  In connection with the planned sale of ownership interest, the Company recognized an asset impairment of $7.9 million, which is included in discontinued operations, to write down the long-lived assets of Hoosier Park to their estimated fair value during the year ended December 31, 2006.  On February 27, 2007, the Indiana Horse Racing Commission (“IHRC”) approved the sale of the ownership interest to Centaur.  The sale of the ownership interest is expected to close by March 31, 2007.

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC (the “Purchaser”) pursuant to the Stock Purchase Agreement (the “Agreement”) dated July 15, 2006.  In conjunction with the sale of the Stock, the Company recognized a tax benefit of $8.0 million, which is included in discontinued operations, during the year ended December 31, 2006.

Sale of Assets of Hollywood Park

On September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horse racing facility and the Hollywood Park Casino facility located in Inglewood, California (“Hollywood Park”) to Hollywood Park Land Company, LLC (the “Purchaser”) pursuant to the Asset Purchase Agreement (the “Purchase Agreement”) dated July 6, 2005.  Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets of CDCC used in its operation of the Hollywood Park Racetrack, which includes land, buildings, improvements and equipment, and the Building in which the Hollywood Park Casino is operated and related fixtures for a purchase price of $260.0 million cash (the “Assets”), and in addition, the Purchaser agreed to assume certain liabilities of CDCC related to the Assets, subject to certain adjustments contained in the Purchase Agreement as described below.  The actual cash proceeds received by CDCC on September 23, 2005, including the amounts applied to pay off indebtedness, was $254.6 million after the adjustments described below, which excludes transaction costs of $5.4 million and cash sold of $856.8 thousand.

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

The Company used a portion of the cash proceeds from the sale of the Assets to pay off outstanding principal and interest of approximately $229.0 million under its revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010 (the “Senior Notes”).  The remaining cash proceeds were used to pay income taxes generated by the gain on the sale of the Assets.  In connection with the pay-off of the Senior Notes, approximately $646.2 thousand of deferred finance costs were written off against interest expense that is included in discontinued operations.  The Company also terminated its interest rate swap contracts resulting in a net gain on termination of approximately $981.5 thousand, which is also included in interest expense within discontinued operations.  Amounts included in accumulated other comprehensive income related to the derivatives were also reclassified to current earnings from discontinued operations.

In connection with the sale of the Assets, the Company transferred its obligations as a member in various noncontributory defined benefit multi-employer retirements plans, which are administered primarily by unions, to the Purchaser.  Under the terms of an indemnity agreement included in the Purchase Agreement, in the event the Purchaser withdraws in a complete or partial withdrawal from any of the multi-employer retirement plans due to a cessation of the Hollywood Park Racetrack business on or before the last day of the fifth plan year beginning immediately after the close of the sale of the Assets, the Company agreed to indemnify and hold the Purchaser harmless from and against any withdrawal liability incurred by the Purchaser in connection with such complete or partial withdrawal, provided that the aggregate amount of such withdrawal liability shall not exceed the amount of the withdrawal liability that would have been incurred by the Company if the Company had completely withdrawn from the applicable plans on the date of the closing of the sale of the Assets.  Because management has determined it is probable that the Hollywood Park Racetrack business will cease on or before the last day of the fifth plan year beginning immediately after the closing of the sale of the Assets, the Company has recognized a liability of $4.4 million against the gain on the sale of the Assets equal to an estimate of the total withdrawal liability as of the date of the closing of the sale of the Assets as calculated using actuarial assumptions in accordance with applicable plan provisions and the Employee Retirement Income Security act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980.

Financial Information

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold and held for sale businesses have been accounted for as discontinued operations.  Accordingly, the results of operations of the sold and held for sale businesses for all periods presented and the gains on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings and Comprehensive Earnings.  Set forth below is a summary of the results of operations of sold and held for sale businesses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Net revenues	$49,823	$122,539	$157,627
Operating expenses	46,221	115,010	142,140
Gross profit	3,602	7,529	15,487
Selling, general and administrative expenses	3,935	6,590	9,605
Asset impairment loss	7,871	—	6,202
Insurance recoveries, net of losses	(1,367)	74	—
Operating (loss) income	(6,837)	865	(320)
Other income (expense):
Interest income	143	94	62
Interest expense	(584)	(9,246)	(6,025)
Miscellaneous, net	1,527	1,431	602
Other income (expense)	1,086	(7,721)	(5,361)
Loss before provision for income taxes	(5,751)	(6,856)	(5,681)
Income tax benefit	1,066	2,020	322
Loss from operations	(4,685)	(4,836)	(5,359)
Gain on sale of assets, net of income taxes	4,279	69,896	—
Net (loss) earnings	$(406)	$65,060	$(5,359)

Set forth below is a summary of the assets held for sale as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$7,321	$6,478
Restricted cash	20	232
Accounts receivable, net	6,401	5,890
Deferred income taxes	—	113
Other current assets	239	562
Plant and equipment, net	11,441	22,599
Other intangible assets, net	—	1,494
Assets held for sale	25,422	37,368
Current liabilities:
Accounts payable	4,849	3,408
Purses payable	3,410	4,050
Accrued expenses	2,954	3,910
Long-term debt	6,022	5,218
Other liabilities	—	180
Deferred income taxes	(3,564)	(1,308)
Liabilities associated with assets held for sale	13,671	15,458
Net assets held for sale	$11,751	$21,910

3.            Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (“New Orleans”).  A significant portion of the assets of the Company’s Louisiana Operations suffered damages from Hurricane Katrina.  The Company carries property and casualty insurance, as well as business interruption insurance.  Under existing policies, the Company is required to pay a $500 thousand deductible related to any recoveries for damages.  The Company is currently working with its insurance carriers to determine to what extent the Company will receive any additional insurance proceeds.  As of December 31, 2006, the Company has received a total of $24.3 million in insurance recoveries.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida.  A significant portion of the assets of Calder Race Course suffered damages from Hurricane Wilma.  The Company carries property and casualty insurance as well as business interruption insurance.  Under existing policies, the Company is required to pay a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages.  The Company is currently working with its insurance carriers to determine to what extent the Company will receive any additional insurance proceeds.  As of December 31, 2006, the Company has received a total of $4.0 million in insurance recoveries.

Financial Information

The casualty losses and related insurance recoveries have been included as components of operating income in the Company’s Consolidated Statements of Net Earnings and Comprehensive Earnings.  Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	$(5,543)	$22,104	$16,561
Calder Race Course	(1,330)	4,000	2,670
Total	$(6,873)	$26,104	$19,231

	Year Ended December 31, 2005
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana Operations	—	$2,196	$2,196
Calder Race Course	—	—	—
Total	—	$2,196	$2,196

As of December 31, 2005, approximately $1.8 million of insurance proceeds were included as a current liability in the Company’s Consolidated Balance Sheets, which represented amounts recovered for costs yet to be incurred.

4.            Acquisitions And Other Transactions

Acquisitions Closed During the Fourth Quarter of 2004

On October 14, 2004, the Company, through its wholly owned subsidiary CDI Louisiana, completed its previously announced acquisition of Fair Grounds Race Course in New Orleans, Louisiana, including a Thoroughbred racetrack, 145 acres of land, support facilities and OTB facilities associated with the racetrack, from Fair Grounds Corporation, for $47 million in cash (subject to closing adjustments), excluding costs of acquisition incurred at closing. The acquisition, pursuant to an asset purchase agreement, as amended, among the Company, CDI Louisiana and Fair Grounds Corporation (the “Fair Grounds Purchase Agreement”), was approved by the United States Bankruptcy Court for the Eastern District of Louisiana pursuant to the amended plan of reorganization of Fair Grounds Corporation in its Chapter 11 bankruptcy case.

In conjunction with the acquisition of Fair Grounds Race Course, the Company, through CDI Louisiana, also completed the acquisition of certain assets of Finish Line Management Corporation (“Finish Line”) for approximately $6.7 million in cash, excluding acquisition costs incurred at closing, pursuant to an agreement among CDI Louisiana, the Company, Finish Line and Bryan G. Krantz (the “Finish Line Agreement”). The Finish Line assets acquired consist primarily of five OTBs in the New Orleans area. The Company also agreed to forgive a receivable due from Finish Line to Fair Grounds Corporation and to waive any additional claims of Fair Grounds

Corporation against Finish Line, which the Company acquired in the acquisition of assets from Fair Grounds Corporation. The Company also entered into a 3-year consulting agreement with Bryan G. Krantz, the President of Fair Grounds Corporation and Finish Line. Under the consulting agreement, Mr. Krantz was paid $300 thousand at closing and will be paid compensation of $400 thousand per year, along with health insurance. The Finish Line transaction also included a lease of an OTB from Family Racing Venture, LLC, an affiliate of Finish Line and Mr. Krantz.

Also, in conjunction with the Fair Grounds Race Course acquisition, the Company acquired all of the stock of VSI, the owner and operator of more than 700 video poker machines in nine locations, including the Fair Grounds Race Course, from Louisiana Ventures, Inc., Steven M. Rittvo, Ralph Capitelli and T. Carey Wicker III (collectively “Sellers”) for approximately $4 million in cash, excluding acquisition costs incurred at closing, pursuant to a Stock Purchase Agreement (the “VSI Agreement”) among the Sellers and CD Louisiana Video, a wholly owned subsidiary of the Company.  The results of operations of the Louisiana Operations are included in the Company’s consolidated financial statements from the date of acquisition during the fourth quarter of 2004.

Pro Forma

The following table illustrates the pro forma effect on net earnings from continuing operations and earnings per common share from continuing operations as if the Company had consummated the acquisition of Fair Grounds Race Course, Finish Line and VSI as of January 1, 2004 (in thousands, except per common share data):

Year Ended December 31, 2004
Net revenues from continuing operations	$358,604
Net earnings from continuing operations	$9,706
Net earnings	$4,347

Earnings per common share
Basic:
Net earnings from continuing operations	$0.73
Net earnings	$0.33
Diluted:
Net earnings from continuing operations	$0.73
Net earnings	$0.32

Shares used in computing earnings per common share:
Basic	13,196
Diluted	13,458

Kentucky Downs Transaction

On October 19, 2004, the Company sold a 19% interest in Kentucky Downs, including debt owed to the Company, to Kelley Farms Racing, LLC in exchange for 86,886 shares of the Company’s common stock valued at approximately $3.2 million.  The consideration paid by Kelley Farms Racing, LLC was shares of the Company’s common stock, no par value, held by Brad M. Kelley.  Mr. Kelley is the sole owner of Bison Capital, LLC and Bison Capital, LLC is the sole owner of Kelley Farms Racing, LLC.  The agreement also provides for additional contingent consideration should Kentucky Downs be approved for alternative gaming legislation.  The Company recognized a gain on the sale of approximately $1.6 million during the fourth quarter of 2004 included in miscellaneous income.  Upon consummation of the sale, the Company retained a 5% interest in Kentucky Downs as well as a notes receivable of approximately $412 thousand.  As a result of this transaction and the redemption of 452,603 shares of the Company’s common stock from Mr. Kelley as discussed in Note 12, Mr. Kelley’s percentage ownership in the Company was reduced to 4.9%.

5.            Accounts Receivable

Accounts receivable is comprised of the following (in thousands):

	2006	2005
Simulcast receivables	$15,421	$13,738
Trade	10,830	11,884
PSL and hospitality receivables	10,933	9,883
Hoosier Park receivables	4,193	2,648
Other	1,696	2,214
	43,073	40,367
Allowance for doubtful accounts	(757)	(786)
	$42,316	$39,581

6.            Plant and Equipment

Plant and equipment is comprised of the following (in thousands):

	2006	2005
Land	$76,301	$75,812
Grandstands and buildings	264,734	245,806
Equipment	37,339	31,200
Furniture and fixtures	39,647	36,970
Tracks and other improvements	41,822	40,770
Construction in process	936	2,916
	460,779	433,474
Accumulated depreciation	(124,711)	(109,543)
	$336,068	$323,931

Depreciation expense was approximately $18.6 million, $18.3 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is classified in operating expenses. Total interest expense capitalized as a component of the cost of plant and equipment was $1.4 million and $2.2 million in 2005 and 2004, respectively.

7.            Goodwill

Goodwill of the Company at December 31, 2006 and 2005 is comprised of the following (in thousands):

	2006	2005
Kentucky Operations	$2,912	$2,912
Calder Race Course	36,471	36,471
Churchill Downs Simulcast Network (“CDSN”)	11,018	11,018
CD Louisiana Video	3,127	3,127
	$53,528	$53,528

8.            Other Intangible Assets

The Company’s other intangible assets are comprised of the following (in thousands):

	2006	2005
Illinois Horse Race Equity Fund	$3,307	$3,307
Present value of future Louisiana slot gaming	11,210	11,210
Other	5,260	5,260
	19,777	19,777
Accumulated amortization	(3,729)	(3,141)
	$16,048	$16,636

Amortization expense for other intangible assets was approximately $588 thousand, $1.0 million and $559 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, and is classified in operating expenses.  Other definite-lived intangible assets of approximately $1.2 million and $1.8 million at December 31, 2006 and 2005, are recorded net of accumulated amortization of $3.7 million and $3.1 million, respectively.

Other intangible assets with indefinite useful lives total $14.8 million. They consist primarily of a future right to participate in the Illinois Horse Race Equity Fund and the present value of future slot gaming in Louisiana.  The Company will determine the estimated useful life of the Illinois Horse Racing Equity Fund upon the relocation of a license to operate a riverboat casino gaming facility in Illinois and will begin amortization of the intangible asset as necessary.  In the event that the Company does not commence any slot gaming activity in Louisiana, the related intangible asset would be written off and recognized as an impairment loss in the Consolidated Statement of Net Earnings and Comprehensive Earnings.

Future estimated aggregate amortization expense on other intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense

2007	$435
2008	$435
2009	$ 30
2010	$ 30
2011	$ 30

9.            Income Taxes

Components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current payable:
Federal	$13,596	$12,661	$15,456
State and local	3,755	1,983	1,658
	17,351	14,644	17,114

Deferred:
Federal	1,689	(3,535)	(2,477)
State and local	352	(295)	(325)
	2,041	(3,830)	(2,802)
	$19,392	$10,814	$14,312

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2006	2005	2004
Federal statutory tax on earnings before income tax	$17,363	$8,632	$10,005
State income taxes, net of federal income tax benefit	2,351	694	1,078
Non-deductible lobbying and contributions	588	1,531	1,569
Unrealized (gain) loss on derivative instruments	(139)	(139)	1,520
Other permanent differences	(771)	96	140
	$19,392	$10,814	$14,312

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Property and equipment in excess of tax basis	$18,901	$11,921
Other	—	523
Deferred tax liabilities	18,901	12,444

Deferred tax assets:
Deferred compensation plans	4,416	3,630
Allowance for uncollectible receivables	296	291
Accrued expenses	5,487	3,545
Net operating losses	491	301
Other	1,421	1,836
Deferred tax assets	12,111	9,603

Valuation allowance	—	(301)

Net deferred tax liability	$6,790	$3,142

Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$13,064	$6,978
Net current deferred tax asset	(6,274)	(3,836)
	$6,790	$3,142

At December 31, 2006, the Company had net operating loss carryforwards for state tax purposes of approximately $6.1 million, which expire in various amounts from 2018 through 2020.

10.          Shareholders’ Equity

On March 19, 1998, the Company’s Board of Directors approved a shareholder rights plan, which grants each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company’s common stock.  This plan expires on March 19, 2008.

11.          Employee Benefit Plans

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours.  The Company will match contributions made by the employee up to 3% of the employee’s annual compensation.  The Company will also match, at 50%, contributions made by the employee up to an additional 2%.  The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%.  The Company’s cash contribution to the plan for the years ended December 31, 2006, 2005 and 2004 was approximately $924 thousand, $964 thousand and $789 thousand, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans which are administered by unions.  Cash contributions are made in accordance with negotiated labor contracts.  Retirement plan expense for the years ended December 31, 2006, 2005 and 2004 was approximately $420 thousand, $416 thousand and $415 thousand, respectively.  The Company’s policy is to fund this expense as accrued.  The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The estimated present value of future payments under a supplemental benefit plan for the former chief executive officer is charged to expense over the period of active employment of the employee covered under the plan, which ends in March of 2007.  Supplemental benefit plan expense for the years ended December 31, 2006, 2005 and 2004 was approximately $(192) thousand, $2.3 million and $100 thousand, respectively.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan.  The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits.  The Company’s cash contribution to the plan for the years ended December 31, 2006, 2005 and 2004 was approximately $61 thousand, $65 thousand and $63 thousand, respectively.

12.          Long-Term Debt

The following table presents our long-term debt outstanding at December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Long-term debt, due after one year:
$200 million revolving credit facility	—	$15,000
Swing line of credit	—	602
Convertible note payable	$13,393	12,973
Total long-term debt	$13,393	$28,575

On September 23, 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”).  The Guarantors under the Credit Agreement are a majority of the Company’s wholly owned subsidiaries.  The Credit Agreement amends, supersedes and restates in its entirety a previous credit agreement dated as of April 3, 2003.  The Credit Agreement provides for a maximum borrowing of $200.0 million (including a letter of credit sub-facility not to exceed $25.0 million and a swing line commitment up to a maximum principal amount of $15.0 million).  The facility terminates on September 23, 2010.  Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $250.0 million.

Generally, borrowings made pursuant to the Credit Agreement bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.75% to 1.50% depending on certain Company financial ratios.  In addition, under the Credit Agreement, the Company agreed to pay a commitment fee at rates that range from 0.15% to 0.375% of the available aggregate commitment, depending on the Company’s leverage ratio.  The weighted average interest rate on outstanding borrowings at December 31, 2005 was 5.27%.

The Credit Agreement contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as a minimum level of net worth.

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

The aforementioned derivative financial instruments were recorded separately and adjusted to fair market value on December 31, 2004 and March 7, 2005 in the Company’s Consolidated Balance Sheet as follows (in thousands):

	December 31, 2004	March 7, 2005	Change
Long put option	$3,413	$3,408	$(5)

Short call option	(11,410)	(11,233)	177

Net derivative financial instrument	$(7,997)	$(7,825)	$172

Effective on the date of the amendment, the Note is deemed a conventional convertible debt instrument.  As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings.  The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note.  The Company recorded unrealized gains (losses) on derivative instruments in the amounts of $817 thousand, $818 thousand and $(4.3) million during the years ended December 31, 2006, 2005 and 2004, respectively, which includes $817 thousand and $646 thousand of amortization during the years ended December 31, 2006 and 2005, respectively.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2007	—
2008	—
2009	—
2010	—
2011	—
Thereafter	$13,393
Total	$13,393

13.          Operating Leases

The Company has a long-term operating lease agreement for land in Arlington Heights, Illinois on which a portion of the backside facilities of Arlington Park is located as well as two operating lease agreements for Arlington Park OTBs.  The Arlington lease on land expires in 2010 with an option to purchase. One OTB lease expires in 2011  and the other OTB lease expires in 2011 with an option to purchase.

The Company has seven operating lease agreements for Fair Grounds Race Course OTBs.  Three OTB leases expire in 2007, and four OTB leases expire in 2009.

The Company also leases certain totalisator and audio/visual equipment that are contingent on handle and race days, respectively.  Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $4.8 million, $4.8 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $7.9 million, $7.7 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum operating lease payments are as follows, not including totalisator and audio visual equipment (in thousands):

Year Ended December 31,
2007	$2,800
2008	2,391
2009	2,155
2010	1,544
2011	995
Thereafter	—
Total	$9,885

14.          Share-Based Compensation Plans

At December 31, 2006, the Company has share-based employee compensation plans as described below.  The total compensation expense related to these plans, which include a restricted stock plan as well as an employee stock purchase plan, was $1.3 million, $636 thousand and $33 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price.  Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vested term.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method and therefore has not restated prior periods’ results.  Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  Share-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company recognized these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of one year for options related to an employee stock purchase plan.

As a result of adopting SFAS No. 123(R), the impact to the Consolidated Financial Statements for the year ended December 31, 2006 on earnings from continuing operations before provision for income taxes and net earnings from continuing operations was $142 thousand and $85 thousand lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  Such impact relates to the recognition of expense of the fair value of all outstanding options associated with the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) over their requisite service period.  Amounts previously recorded as unearned compensation within shareholders’ equity on the Consolidated Balance Sheets were reclassified to common stock as of January 1, 2006.  In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The Company accounted for share-based compensation in accordance with APB No. 25 for the years ended December 31, 2005 and 2004.  Had the compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123(R) for all periods, the Company’s net earnings from continuing operations and net earnings from continuing operations per common share for the years ended December 31, 2005 and 2004 would approximate the pro forma amounts presented below (in thousands, except per common share data):

	Year ended December 31,
	2005	2004
Net earnings from continuing operations, as reported	$13,848	$14,274
Add: Stock based compensation expense included in reported net earnings from continuing operations, net of tax benefit	357	17
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(763)	(624)
Pro forma net earnings from continuing operations	$13,442	$13,667

Net earnings from continuing operations per common share:
As reported
Basic	$1.05	$1.08
Diluted	$1.04	$1.07
Pro forma
Basic	$1.02	$1.03
Diluted	$1.00	$1.02

Employee Stock Options

The Company sponsors the Churchill Downs Incorporated 2003 Stock Option Plan (the “03 Plan”), the Churchill Downs Incorporated 1997 Stock Option Plan (the “97 Plan”), and the Churchill Downs Incorporated 1993 Stock Option Plan (the “93 Plan”), also collectively referred to as the “Stock Option Plans.”  These share-based incentive compensation plans are described below.

No stock options are available under the 93 Plan.  On March 13, 2003, the Board of Directors suspended the 97 Plan effective upon the shareholders’ approval of the 03 Plan.  Awards issued under the 97 Plan prior to its suspension were unaffected by such suspension.  On November 13, 2003, the Board of Directors terminated the 03 Plan, effective upon the shareholders’ approval of the Churchill Downs Incorporated 2004 Restricted Stock Plan (the “Restricted Stock Plan”).  Awards issued under the 03 Plan prior to its termination were unaffected by such termination.

The Stock Option Plans provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant.  All outstanding stock options have contractual terms of ten years and generally vest three years from the date of grant.

Activity for the Company’s Stock Option Plans during the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2003	884	$26.94
Granted	—	—
Exercised	(139)	$23.87
Cancelled/Forfeited	(8)	$35.33

Balance, December 31, 2004	737	$27.45
Granted	—	—
Exercised	(168)	$22.27
Cancelled/Forfeited	(44)	$37.14

Balance, December 31, 2005	525	$28.30
Granted	—	—
Exercised	(287)	$26.25
Cancelled/Forfeited	(62)	$31.21

Balance, December 31, 2006	176	$30.60

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (in thousands, except per share data):

	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value per Share (1)	Aggregate Intrinsic Value (1)
Options outstanding, exercisable and vested at December 31, 2006	176	4.3	$30.60	$12.14	$2,137

(1)          Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2006 of $42.74 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.3 million, $2.6 million and $2.4 million, respectively.  Cash received from stock option exercises totaled $7.6 million, $3.7 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2005, there were 514 thousand options exercisable with a weighted average exercise price of $28.17.

Restricted Stock Plan

On November 13, 2003, the Board of Directors adopted the Restricted Stock Plan, which was subsequently approved by the shareholders in June of 2004.  The Restricted Stock Plan permits the award of common stock to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries.  Up to 315 thousand shares of common stock have been reserved and set aside out of the Company’s authorized but unissued common stock for issuance under the Restricted Stock Plan.  Restricted shares generally vest in full five years from the date of grant or upon retirement at or after age 60.  The fair value of restricted shares under the Restricted Stock Plan is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock.  For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years.  For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant.  The Company recorded approximately $1.2 million, $636 thousand and $33 thousand of compensation expense, included in net earnings from continuing operations, during the years ended December 31, 2006, 2005 and 2004, respectively.  SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants.  That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.  If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the years ended December 31, 2006, 2005 and 2004 would have been $430 thousand, $1.1 million and $636 thousand, respectively.

Activity for the Restricted Stock Plan for the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Dat Fair Value
Balance, December 31, 2003	—	—
Granted	44	$44.02
Vested	—	—
Cancelled/Forfeited	(1)	$44.02

Balance, December 31, 2004	43	$44.02
Granted	54	$36.08
Vested	(9)	$41.31
Cancelled/Forfeited	—	—

Balance, December 31, 2005	88	$39.47
Granted	70	$36.66
Vested	—	—
Cancelled/Forfeited	(15)	$39.42

Balance, December 31, 2006	143	$38.10

As of December 31, 2006 there was $3.8 million unrecognized share-based compensation expense related to nonvested restricted stock awards that the Company expects to recognize over a weighted average period of 4.02 years.

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

Each August 1, the Company offers eligible employees the opportunity to purchase common stock.  Employees who elect to participate for each period have a designated percentage of their compensation withheld (after-tax) and applied to the purchase of shares of common stock on the last day of the period, July 31.  The Employee Stock Purchase Plan allows withdrawals, terminations and reductions on the amounts being deducted.  The purchase price for the common stock is 85% of the lesser of the fair market value of the common stock on (i) the first day of the period, or (ii) the last day of the period.  No employee may purchase common stock under the Employee Stock Purchase Plan valued at more than $25 thousand for each calendar year.

Under the Employee Stock Purchase Plan, the Company sold approximately ten thousand shares of common stock to employees pursuant to options granted on August 1, 2005 and exercised on July 31, 2006.  Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2006 can only be estimated because the 2006 plan year is not yet complete.  The Company’s estimate of options granted in

2006 under the Plan is based on the number of shares sold to employees under the Plan for the 2005 plan year, adjusted to reflect the change in the number of employees participating in the Plan in 2006.  During the year ended December 31, 2006, the Company recognized $142 thousand of compensation expense related to the unvested portion of the grant made during the 2005 and 2006 plan years.

Other Share-Based Awards — 2006

Under an employment agreement with Robert L. Evans, who replaced Thomas H. Meeker as President and Chief Executive Officer of the Company, effective August 14, 2006, Mr. Evans received the following equity-based awards: (i) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment; (ii) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days; (iii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching a certain closing price on NASDAQ for ten consecutive trading days; and (iv) a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant.  The equity-based awards described in (ii), (iii) and (iv) above are contingent upon receiving shareholder approval, which the Company anticipates will occur at its Annual Meeting of Shareholders to be held on June 28, 2007.

15.          Fair Value Of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents — The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-Term Debt — The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

Convertible Notes Payable — The fair values of convertible notes payable and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.

16.          Commitments and Contingencies

The Company is a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

17.          Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2006	2005	2004

Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings from continuing operations	$30,217	$13,848	$14,274
Net earnings from continuing operations allocated to participating securities	(788)	(248)	(53)
Numerator for basic earnings from continuing operations per common share	$29,429	$13,600	$14,221

Numerator for basic earnings (loss) per common share:
Net earnings	$29,811	$78,908	$8,915
Net earnings allocated to participating securities	(774)	(2,450)	(17)
Numerator for basic earnings per common share	$29,037	$76,458	$8,898

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$30,217	$13,848	$14,274
Interest expense on participating securities	140	137	113
Numerator for diluted earnings from continuing operations per common share	$30,357	$13,985	$14,387

Numerator for diluted earnings per common share:
Net earnings	$29,811	$78,908	$8,915
Interest expense on participating securities	176	137	113
Numerator for diluted earnings per common share	$29,987	$79,045	$9,028

Denominator for earnings (loss) per common share:
Basic	13,159	12,920	13,196
Plus dilutive effect of stock options	55	127	171
Plus dilutive effect of convertible note	453	453	91
Diluted	13,667	13,500	13,458

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.24	$1.05	$1.08
Discontinued operations	(0.03)	4.87	(0.41)
Net earnings	$2.21	$5.92	$0.67

Diluted
Earnings from continuing operations	$2.22	$1.04	$1.07
Discontinued operations	(0.03)	4.82	(0.40)
Net earnings	$2.19	$5.86	$0.67

Options to purchase approximately 27 thousand shares and 53 thousand shares for the years ended December 31, 2006 and 2005, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.   There were no options excluded during the year ended December 31, 2004.

18.          Segment Information

The Company has determined that it currently operates in the following six segments:  (1) Churchill Downs racetrack, which includes its on-site simulcast facility and training facility; (2) Calder Race Course; (3) Arlington Park and its nine OTBs; (4) Louisiana operations, including Fair Grounds, its nine OTBs and VSI; (5) CDSN, the simulcast product provider of the Company; and (6) other investments, including Churchill Downs Simulcast Productions (“CDSP”) and the Company’s various equity interests which are not material.  Eliminations include the elimination of management fees and other intersegment transactions, primarily between CDSN and the racetracks.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 for the year ended December 31, 2006.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally.  Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.  EBITDA of the corporate segment includes approximately $0.4 million, $2.4 million and $1.8 million of management fees for the years ended December 31, 2006, 2005 and 2004, respectively, related to Hollywood Park Racetrack and Ellis Park, which are included in discontinued operations.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The table below presents information about reported segments for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	As of December 31,
	2006	2005	2004
Net revenues from external customers:
Churchill Downs Racetrack	$92,592	$86,554	$76,453
Arlington Park	71,874	75,584	79,247
Calder Race Course	81,885	81,282	79,257
Louisiana Operations	65,927	47,238	10,983
CDSN	62,291	64,253	55,948
Total racing operations	374,569	354,911	301,888
Other investments	2,401	1,525	354
Corporate revenues	162	702	21
Net revenues from continuing operations	377,132	357,138	302,263
Discontinued operations	49,362	121,743	160,252
	$426,494	$478,881	$462,515
Intercompany net revenues
Churchill Downs Racetrack	$24,012	$20,875	$21,245
Arlington Park	8,369	8,604	8,704
Calder Race Course	12,197	11,454	12,854
Louisiana Operations	3,747	8,326	2,254
Total racing operations	48,325	49,259	45,057
Other investments	1,441	1,429	2,686
Eliminations	(50,227)	(51,484)	(45,118)
	(461)	(796)	2,625
Discontinued operations	461	796	(2,625)
	$—	$—	$—
Segment EBITDA and net earnings :
Churchill Downs Racetrack	$28,739	$23,976	$19,390
Arlington Park	(2,781)	3,859	10,106
Calder Race Course	9,690	7,521	6,255
Louisiana Operations	21,583	(3,034)	23
CDSN	15,402	15,662	12,870
Total racing operations (EBITDA)	72,633	47,984	48,644
Other investments	1,132	1,241	2,650
Corporate	(4,101)	(4,981)	(9,336)
Total	69,664	44,244	41,958
Eliminations	112	352	212
Depreciation and amortization	(19,164)	(19,346)	(13,292)
Interest income (expense), net	(1,003)	(588)	(292)
Provision for income taxes	(19,392)	(10,814)	(14,312)
Net earnings from continuing operations	30,217	13,848	14,274
Discontinued operations, net of income taxes	(406)	65,060	(5,359)
Net earnings	$29,811	$78,908	$8,915

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The table below presents total asset information about reported segments as of December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Total assets:
Churchill Downs Racetrack	$441,397	$437,667
Calder Race Course	93,526	92,552
Arlington Park	80,956	84,797
Louisiana Operations	98,053	74,157
CDSN	11,018	11,018
Other investments	154,301	144,671
Assets held for sale	25,422	37,583
	904,673	882,445
Eliminations	(358,345	(364,601)
	$546,328	$517,844

	As of December 31
	2006	2005
Capital expenditures, net:
Churchill Downs Racetrack	$6,100	$28,090
Ellis Park	7,197	659
Hollywood Park	—	2,161
Calder Race Course	7,722	1,731
Arlington Park	2,254	5,155
Hoosier Park	369	419
Louisiana Operations	22,347	4,901
Other Investments	610	122
	$46,599	$43,238

19.                   Related Party Transactions

Directors of the Company may from time to time own or have interests in horses racing at the Company’s racetracks.  All such races are conducted, as applicable, under the regulations of each state’s respective regulatory agency, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races.  There is no material financial statement impact attributable to directors who may have interests in horses racing at our racetracks.

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

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. (“DII”) approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations.  DII beneficially owns more than 5% of the Company’s common stock.  Total rent expense on the lease was approximately $415 thousand, $378 thousand and $343 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

See Notes 4 and 12 for discussion of transactions with a shareholder.

20.                   Recently Issued Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes, among other things, that a tax benefit from an uncertain position may only be recognized if it is “more

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

likely than not” that the position is sustainable based on its technical merits.  The tax benefit of a qualifying position will be measured by calculating the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available.  Unrecognized tax benefits will be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter.  Similarly, recognized tax benefits will be derecognized in the period in which the position falls below the threshold.  FIN 48 also requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.  FIN 48 is effective for the Company as of January 1, 2007.  The change in net assets, if any, that may result from the application of FIN 48 will be recorded as an adjustment to retained earnings.  Management has not yet determined the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations and earnings per common share.

Supplementary Financial Information — Results of Continuing Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2006 and 2005 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues (1)	$36,093	$163,262	$97,046	$80,270
Net (loss) earnings from continuing operations (1)	$(9,930)	$34,818	$2,865	$2,464
Discontinued operations (1)	$(343)	$(1,465)	$5,882	$(4,480)
Net (loss) earnings	$(10,273)	$33,353	$8,747	$(2,016)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.76)	$2.57	$0.21	$0.18
Discontinued operations	(0.03)	(0.11)	0.43	(0.33)
Net (loss) earnings	$(0.79)	$2.46	$0.64	$(0.15)
Diluted:
Net (loss) earnings from continuing operations	$(0.76)	$2.56	$0.21	$0.18
Discontinued operations	(0.03)	(0.11)	0.43	(0.33)
Net (loss) earnings	$(0.79)	$2.45	$0.64	$(0.15)

(1)          The amounts presented for the three months ended March 31, 2006, June 30, 2006 and September 30, 2006 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q for each period as a result of discontinued operations.  The following is a reconciliation to the amounts previously reported in the Form 10-Q.

	For the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Net revenues, previously reported in Form 10-Q	$45,028	$175,025	$106,350
Net revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(8,935)	(11,763)	(9,304)
Total revenues disclosed in Form 10-K	$36,093	$163,262	$97,046

Net (loss) earnings from continuing operations, previously reported in Form 10-Q	$(10,273)	$33,353	$2,718
Net (loss) earnings from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	343	1,465	147
Net (loss) earnings from continuing operations, disclosed in Form 10-K	$(9,930)	$34,818	$2,865

Discontinued operations, previously reported in Form 10-Q	$—	$—	$6,029
Discontinued operations from businesses sold and held for sale subsequent to the respective reporting period	(343)	(1,465)	(147)
Discontinued operations disclosed in Form 10-K	$(343)	$(1,465)	$5,882

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues (2)	$42,384	$152,749	$90,575	$70,634
Net (loss) earnings from continuing operations (2)	$(9,504)	$22,099	$4,061	$(2,808)
Discontinued operations (2)	$(4,393)	$2,087	$67,574	$(208)
Net (loss) earnings	$(13,897)	$24,186	$71,635	$(3,016)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.74)	$1.66	$0.30	$(0.22)
Discontinued operations	(0.34)	0.15	5.06	(0.01)
Net (loss) earnings	$(1.08)	$1.81	$5.36	$(0.23)
Diluted:
Net (loss) earnings from continuing operations	$(0.74)	$1.65	$0.30	$(0.22)
Discontinued operations	(0.34)	0.15	5.00	(0.01)
Net (loss) earnings	$(1.08)	$1.80	$5.30	$(0.23)

(2)          The amounts presented for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q for each period as a result of discontinued operations.  The following is a reconciliation to the amounts previously reported in the Form 10-Q.

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005
Net revenues, previously reported in Form 10-Q	$51,882	$163,207	$101,661
Net revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(9,498)	(10,458)	(11,086)
Total revenues disclosed in Form 10-K	$42,384	$152,749	$90,575

Net (loss) earnings from continuing operations, previously reported in Form 10-Q	$(9,858)	$22,678	$3,159
Net (loss) earnings from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	354	(579)	902
Net (loss) earnings from continuing operations, disclosed in Form 10-K	$(9,504)	$22,099	$4,061

Discontinued operations, previously reported in Form 10-Q	$(4,039)	$1,508	68,476
Discontinued operations from businesses sold and held for sale subsequent to the respective reporting period	(354)	579	(902)
Discontinued operations disclosed in Form 10-K	$(4,393)	$2,087	$67,574

ITEM 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A.                            CONTROLS AND PROCEDURES

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  This section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)  Management’s Report on Internal Control Over Financial Reporting

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

(ii)          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)       Provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)  Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2006.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance” and “Audit Committee,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Ethics that applies to its CEO, CFO and employees performing similar functions.  This Code of Ethics is available on the Company’s corporate website, www.churchilldownsincorporated.com, under the “Investors” heading.  A copy of this Code of Ethics is also available and will be sent to shareholders free of charge upon request to the Company’s Secretary.

ITEM 11.                       EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2006,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors,” “Executive Officers of the Company” and “Equity Compensation Plan Information” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
		Pages
(a) (1)	Consolidated Financial Statements	43
	The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2006, 2005 and 2004 are included in Part II, Item 8:
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets	44
	Consolidated Statements of Net Earnings and Comprehensive Earnings	45
	Consolidated Statements of Shareholders’ Equity	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	49
		80
(2)	Schedule VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not significant or not required,

or because the required information is included in the consolidated financial statements or notes thereto.

(3)	For the list of required exhibits, see exhibit index.	81

(b)	Exhibits
	See exhibit index.	81

(c)

All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer
March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/ Robert L. Evans	/s/ Michael W. Anderson
Carl F. Pollard	Robert L. Evans	Michael W. Anderson,
March 12, 2007 (Chairman of the Board)	President and Chief Executive Officer March 12, 2007 (Director and Principal Executive Officer)	Vice President, Corporate Finance and Treasurer March 12, 2007 (Principal Financial and Accounting Officer)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr.	Craig J. Duchossois	Richard L. Duchossois
March 12, 2007	March 12, 2007	March 12, 2007
(Director)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ J. David Grissom	/s/ Seth W. Hancock
Robert L. Fealy	J. David Grissom	Seth W. Hancock
March 12, 2007	March 12, 2007	March 12, 2007
(Director)	(Director)	(Director)

/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.	/s/ Susan E. Packard
Daniel P. Harrington	G. Watts Humphrey, Jr.	Susan E. Packard
March 12, 2007	March 12, 2007	March 12, 2007
(Director)	(Director)	(Director)

/s/ Darrell R. Wells
Darrell R. Wells
March 12, 2007
(Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Year	Charged to Expenses	Deductions	Balance, End of Year
Year ended December 31, 2006
Allowance for doubtful accounts receivable	$786	$262	$(291)	$757

Year ended December 31, 2005
Allowance for doubtful accounts receivable	$881	$444	$(539)	$786

Year ended December 31, 2004
Allowance for doubtful accounts receivable	$967	$68	$(154)	$881

EXHIBIT INDEX
Numbers		Description	By Reference To
2	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

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

(n)

Asset Purchase Agreement Dated as of October 14, 2004 by and between Churchill Downs Louisiana Horse racing Company, LLC, a Louisiana limited liability company, Finish Line Management Corp., a Louisiana corporation, for the sole purpose of the provisions set forth in Section 12, Churchill Downs Incorporated, a Kentucky corporation, and for the sole purpose of the provision set forth in Section 2(f) and Section 6(h), Bryan G. Krantz.

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

Exhibit 10.1 to Report on Form 8-K dated September 23, 2005

	(b)	Rights Agreement dated as of March 19, 1998 between Churchill Downs, Inc. and Bank of Louisville	Exhibit 4.1 to Report on Form 8-K dated March 19, 1998

	(c)	Amendment No. 2 to Rights Agreement dated as of June 23, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated June 30, 2000

	(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2000, between Churchill Downs Incorporated and Fifth Third Bank, as Rights Agent	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A dated September 13, 2000

10	(a)

Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters

Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

	(b)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

	(c)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998 *	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998

	(d)	Churchill Downs Incorporated 2003 Stock Option Plan *	Exhibit 4(e) to the Registrant’s Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(e)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997) *	Exhibit 10(g) to Report on Form 10-K for the fiscal year ended December 31, 2003

	(f)	Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993

	(g)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994

	(h)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan *	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997

	(i)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

(j)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995

(k)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors *	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(l)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(m)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Report on Form 8-K dated April 21, 1998

(n)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995

(o)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Report on Form 8-K dated January 6, 2003

(p)	Retirement Agreement between Churchill Downs Incorporated and Robert L. Decker *	Exhibit 10(y) to Report on Form 10-K for the year ended December 31, 2002

(q)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003 *	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003

(r)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Report on Form 8-K filed October 20, 2004

(s)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Report on Form 8-K filed November 30, 2004

(t)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(u)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(v)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Report on Form 8-K dated October 25, 2004

(w)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Report on Form 8-K dated March 7, 2005

(x)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended *	Exhibit 10.1 to Report on Form 8-K dated June 15, 2005

(y)	Employment Agreement, effective as of July 5, 2005, by and between Churchill Downs Incorporated and William C. Carstanjen *	Exhibit 10.2 to Report on Form 8-K dated June 15, 2005

(z)

Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company

Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

(aa)	Retirement and Release Agreement with Clifford C. Goodrich *	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005

(bb)	Employment Agreement dated as of March 13, 2003, as amended and restated as of December 31, 2005, with Thomas H. Meeker *	Report on Form 8-K dated January 4, 2006

(cc)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Report on Form 10-Q/A dated March 8, 2006

(dd)	Summary of the Company’s Bonus Awards for the Named Executive Officers*	Report on Form 8-K dated March 10, 2006

(ee)	Summary of the Company’s Performance Goals for the Named Executive Officers*	Report on Form 8-K dated March 28, 2006

(ff)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan *	Exhibit 10.1 to Report on Form 8-K dated June 2, 2006

(gg)	Churchill Dows Incorporated 2004 Restricted Stock Plan, as amended *	Exhibit 10.1 to Report on Form 8-K dated June 15, 2006

(hh)	First Amendment to Employment Agreement, as Amended and Restated as of December 31, 2005, with Thomas H. Meeker *	Exhibit 10.1 to Report on Form 8-K dated July 18, 2006

(ii)	Description of Special Recognition Bonus for Thomas H. Meeker*	Report on Form 8-K dated August 11, 2006

(jj)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(kk)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(c) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ll)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(d) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(mm)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(e) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(nn)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(f) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(oo)	Offer Letter to Vernon Niven, III accepted as of September 12, 2006.*	Exhibit 10(g) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(pp)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Report on Form 8-K dated March 6, 2007

	(qq)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Report on Form 8-K dated March 6, 2007

14		The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2006

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2006

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2006

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2006

32		Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a — 14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2006

*Management contract or compensatory plan or arrangement.