Form 10-Q
period 2007-03-31
CHURCHILL DOWNS INC
filed 2007-05-08
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

The number of shares outstanding of registrant’s common stock at May 2, 2007 was 13,462,563 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2007

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)  (in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,627	$20,751
Restricted cash	1,028	12,704
Accounts receivable, net of allowance for doubtful accounts of $752 at March 31, 2007 and $757 at December 31, 2006	19,328	42,316
Deferred income taxes	6,274	6,274
Income taxes receivable	18,830	12,217
Other current assets	15,062	8,857
Assets held for sale	-	25,422
Total current assets	88,149	128,541

Plant and equipment, net	342,054	336,068
Goodwill	53,528	53,528
Other intangible assets, net	15,940	16,048
Other assets	16,312	12,143
Total assets	$515,983	$546,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,900	$21,476
Purses payable	10,009	18,128
Accrued expenses	33,854	40,781
Dividends payable	-	6,670
Deferred revenue	43,373	26,165
Liabilities associated with assets held for sale	-	13,671
Total current liabilities	102,136	126,891

Long-term debt	13,919	13,393
Other liabilities	22,189	22,485
Deferred revenue	21,088	20,416
Deferred income taxes	13,064	13,064
Total liabilities	172,396	196,249

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; 13,463 shares issued March 31, 2007 and 13,420 shares issued December 31, 2006	130,955	128,937
Retained earnings	212,632	221,142
Total shareholders’ equity	343,587	350,079
Total liabilities and shareholders’ equity	$515,983	$546,328

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS
for the three months ended March 31,
(Unaudited)  (in thousands, except per common share data)

	2007	2006

Net revenues	$47,842	$36,093
Operating expenses	52,925	42,726

Gross loss	(5,083)	(6,633)

Selling, general and administrative expenses	9,825	10,767
Insurance recoveries, net of losses	(784)	(997)

Operating loss	(14,124)	(16,403)

Other income (expense):
Interest income	272	83
Interest expense	(290)	(473)
Unrealized gain on derivative instruments	204	204
Miscellaneous, net	160	348
	346	162

Loss from continuing operations before income tax benefit	(13,778)	(16,241)

Income tax benefit	5,348	6,311

Net loss from continuing operations	(8,430)	(9,930)

Discontinued operations, net of income taxes:
Earnings (loss) from operations	421	(343)
Loss on sale of business	(182)	-

Net loss	$(8,191)	$(10,273)

Basic and diluted net loss per common share:

Net loss from continuing operations	$(0.63)	$(0.76)
Discontinued operations	0.02	(0.03)
Net loss	$(0.61)	$(0.79)

Basic and diluted weighted average shares outstanding	13,371	13,074

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited)  (in thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(8,191)	$(10,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,976	5,298
Loss on sale of business	297	-
Unrealized gain on derivative instruments	(204)	(204)
Share-based compensation	333	333
Other	67	103
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	11,334	(2,377)
Accounts receivable	11,380	15,296
Income taxes receivable	(6,613)	(9,214)
Other current assets	(5,920)	(10,096)
Accounts payable	(7,093)	(3,901)
Purses payable	(5,632)	5,357
Accrued expenses	(7,335)	(1,649)
Deferred revenue	28,472	21,849
Other assets and liabilities	3,861	(121)
Net cash provided by operating activities	19,732	10,401
Cash flows from investing activities:
Additions to plant and equipment	(11,533)	(9,953)
Proceeds from sale of business, net of cash sold	(8,897)	-
Purchases of minority investments	(61)	-
Proceeds on sale of fixed assets	150	-
Net cash used in investing activities	(20,341)	(9,953)
Cash flows from financing activities:
Borrowings on bank line of credit	68,964	68,412
Repayments of bank line of credit	(63,814)	(70,648)
Change in book overdraft	-	(646)
Windfall tax benefit from share-based compensation	367	-
Payment of dividends	(6,670)	(6,520)
Common stock issued	1,317	1,125
Net cash provided by (used in) financing activities	164	(8,277)
Net decrease in cash and cash equivalents	(445)	(7,829)
Cash and cash equivalents, beginning of period	28,072	22,488
Cash and cash equivalents, end of period	27,627	14,659
Cash and cash equivalents included in assets held for sale	-	6,050
Cash and cash equivalents in continuing operations	$27,627	$8,609
Cash paid during the period for:
Interest	$235	$521
Income taxes	$-	$2,550
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$1,497	$2,206
Assignment of notes receivable	4,000	-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair presentation of this information have been made, and all such adjustments are of a normal recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar.  Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year.  The Company historically has had very few live racing days during the first quarter, with a majority of its live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income.  However, the Company had 59 live racing days during the first quarter of 2007, which compares to 14 live racing days during the first quarter of 2006 when the live race meet of Fair Grounds Race Course (“Fair Grounds”) was conducted at Harrah’s Louisiana Downs as a result of damages sustained by Hurricane Katrina.

Comprehensive Earnings (Loss)

The Company had no other components of comprehensive earnings (loss) and, as such, comprehensive loss is the same as net loss as presented in the accompanying Condensed Consolidated Statements of Net Loss.

2.             New Ventures

On May 2, 2007, the Company launched an account wagering platform called www.twinspires.com, which offers racing fans the opportunity to wager on racing content owned by the Company, Magna Entertainment Corporation (“MEC”) and other content providers.  The Company also entered into a definitive agreement on March 4, 2007 with MEC to form a venture, Tracknet Media Group, LLC (“TrackNet”), through which racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and account wagering providers.  TrackNet, in which the Company has a 50% interest, will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC.  On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, LLC, that will own and operate a horse racing television channel previously owned by MEC, HRTV.  The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes for account wagering purposes.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC.  With respect to the Company’s racing content, the racing content of Arlington Park and Calder Race Course will be available in August 2007 and January 2008 when their respective agreements with Television Games Network (“TVG”) expire.  As of March 31, 2007, the Company has not yet made initial contributions to either of these ventures.

3.             Discontinued Operations

Sale of Hoosier Park, L.P.

On March 30, 2007, the Company completed the sale of its 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company.  Hoosier Park owns the Anderson, Indiana

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne.  Centaur already owned 38% of Hoosier Park since December of 2001 and held options to purchase a greater stake in the track and its OTBs.

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC (the “Purchaser”) pursuant to the Stock Purchase Agreement (the “Agreement”) dated July 15, 2006.

Financial Information

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold and held for sale businesses have been accounted for as discontinued operations.  Accordingly, the results of operations of the sold and held for sale businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net Loss.  Set forth below is a summary of the results of operations of sold and held for sale businesses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$7,789	$8,935
Operating expenses	6,398	9,145
Gross profit (loss)	1,391	(210)
Selling, general and administrative expenses	550	766
Insurance recoveries, net of losses	-	(74)
Operating income (loss)	841	(902)
Other income (expense):
Interest income	62	36
Interest expense	(157)	(130)
Miscellaneous, net	(65)	304
Other income (expense)	(160)	210
Earnings (loss) before income taxes	681	(692)
(Provision) benefit for income taxes	(260)	349
Earnings (loss) from operations	421	(343)
Loss on sale of business, net of income taxes	(182)	-
Net earnings (loss)	$239	$(343)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Set forth below is a summary of the assets held for sale, which relate to Hoosier Park, as of December 31, 2006 (in thousands):

December 31,
2006
Current assets:
Cash and cash equivalents	$7,321
Restricted cash	20
Accounts receivable, net	6,401
Other current assets	239
Plant and equipment, net	11,441
Assets held for sale	25,422
Current liabilities:
Accounts payable	4,849
Purses payable	3,410
Accrued expenses	2,954
Long-term debt	6,022
Deferred income taxes	(3,564)
Liabilities associated with assets held for sale	13,671
Net assets held for sale	$11,751

4.             Goodwill Impairment Test

Goodwill is tested for impairment on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination.  The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2007, and no adjustment to the carrying value of goodwill was required.

5.             Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007.  The amount of unrecognized tax benefits at January 1, 2007 is $1.3 million, all of which would impact the Company’s effective tax rate, if recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Loss, which is consistent with the recognition of these items in prior reporting periods.

The U.S. federal statute of limitations remains open for the year 2003 and forward.   State income tax returns are generally subject to examination for a period of 3 years after filing of the respective return.

6.             Earnings Per Share

The following is a reconciliation of the numerator and denominator of the loss from continuing operations per common share computations (in thousands, except per share data):

	Three months ended March 31,
	2007	2006

Numerator for basic and diluted net loss per common share	$(8,191)	$(10,273)

Denominator for basic and diluted net loss per common share	13,371	13,074

Basic and diluted net loss per common share	$(0.61)	$(0.79)

Options to purchase 29 thousand shares and 74 thousand shares for the three months ended March 31, 2007 and 2006, respectively, are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for the periods.  Also, 453 thousand shares issuable upon conversion of notes payable for each of the three months ended March 31, 2007 and 2006 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for the periods.

7.             Segment Information

The Company has determined that it currently operates in the following five segments:  (1) Churchill Downs Racetrack, which includes its on-site simulcast facility and training facility; (2) Calder Race Course; (3) Arlington Park and its nine off-track betting facilities (“OTBs”); (4) Louisiana Operations, including Fair Grounds, its nine OTBs and Video Services Inc. (“VSI”); and (5) other investments, including Churchill Downs Simulcast Productions (“CDSP”), twinspires.com  and the Company’s various equity interests, including TrackNet, HRTV and Racing World Limited, which are not material.  Eliminations include the elimination of management fees and other intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally.  Furthermore, the Company believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

In connection with the formation of TrackNet, the Company’s internal management reporting structure was adjusted to eliminate the segment formerly known as Churchill Downs Simulcast Network (“CDSN”).  CDSN previously provided the principal oversight of the Company’s interstate and international simulcast and wagering opportunities,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

but this function will be performed by TrackNet going forward.  Activity previously disclosed for CDSN for the three months ended March 31, 2006 has been allocated to the other segments as follows (in thousands):

Net revenues from external customers:
Calder Race Course	$328
Louisiana Operations	1,820
Corporate	416
Total CDSN	$2,564
Intercompany net revenues:
Calder Race Course	$(246)
Louisiana Operations	(1,365)
Eliminations	1,611
Total CDSN	$-
Segment EBITDA and net loss:
Churchill Downs Racetrack	$(2)
Calder Race Course	82
Louisiana Operations	455
Corporate	24
Total CDSN	$559

Total asset information previously disclosed for CDSN as of December 31, 2006 has been allocated to the other segments as follows (in thousands):

Total assets:
Churchill Downs Racetrack	$1,327
Calder Race Course	9,691
Total CDSN	$11,018

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues from external customers:
Churchill Downs Racetrack	$3,296	$3,238
Arlington Park	13,190	12,427
Calder Race Course	1,198	2,268
Louisiana Operations	29,479	17,073
Total racing operations	47,163	35,006
Other investments	121	455
Corporate	510	581
Net revenues from continuing operations	47,794	36,042
Discontinued operations	7,837	8,986
	$55,631	$45,028

Intercompany net revenues:
Churchill Downs Racetrack	$-	$-
Arlington Park	-	-
Calder Race Course	7	6
Louisiana Operations	230	23
Total racing operations	237	29
Other investments	96	100
Eliminations	(285)	(78)
	48	51
Discontinued Operations	(48)	(51)
	$-	$-

Segment EBITDA and net loss:
Churchill Downs Racetrack	$(5,726)	$(6,100)
Arlington Park	(2,090)	(1,952)
Calder Race Course	(2,572)	(3,323)
Louisiana Operations	2,766	594
Total racing operations	(7,622)	(10,781)
Other investments	(905)	317
Corporate	(313)	(633)
Total EBITDA	(8,840)	(11,097)
Eliminations	56	22
Depreciation and amortization	(4,976)	(4,776)
Interest income (expense), net	(18)	(390)
Income tax benefit	5,348	6,311
Net loss from continuing operations	(8,430)	(9,930)
Discontinued operations, net of income taxes	239	(343)
Net loss	$(8,191)	$(10,273)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents total asset information about reported segments (in thousands):

	March 31, 2007	December 31, 2006
Total assets:
Churchill Downs Racetrack	$446,504	$442,724
Arlington Park	84,465	80,956
Calder Race Course	94,245	103,217
Louisiana Operations	90,817	98,053
Other investments	137,958	154,301
Assets held for sale	-	25,422
	853,989	904,673
Eliminations	(338,006)	(358,345)
	$515,983	$546,328

	Three Months Ended March 31,
	2007	2006
Capital expenditures, net:
Churchill Downs Racetrack	$1,623	$2,314
Arlington Park	5,637	410
Calder Race Course	886	4,175
Louisiana Operations	2,824	2,748
Other investments	563	306
	$11,533	$9,953

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the impact of an additional Indiana racetrack and its wagering facilities near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to adequately integrate acquired businesses; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information, including Part I – Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We conduct pari-mutuel wagering on live Thoroughbred horse racing and simulcast signals of races.  Additionally, we offer racing services through our other interests as well as alternative gaming through video poker machines in Louisiana.

We operate the Churchill Downs racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby.  We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana; and Video Services Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.  We conduct simulcast wagering on horse racing at 19 simulcast wagering facilities in

Kentucky, Illinois and Louisiana, as well as at our four racetracks.

Recent Developments

On May 2, 2007, we launched an account wagering platform called www.twinspires.com, which offers racing fans the opportunity to wager on racing content owned by the Company, Magna Entertainment Corporation (“MEC”) and other sources.  We also entered into a definitive agreement on March 4, 2007 with MEC to form a venture, TrackNet Media Group, LLC (“TrackNet”), through which the racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and account wagering providers.  TrackNet will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC.  On March 4, 2007, we also acquired a 50% interest in a venture, HRTV, LLC, that will own and operate a horse racing television channel previously owned by MEC, HRTV.  The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes for account wagering purposes.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC.  With respect to the Company’s racing content, the racing content of Arlington Park and Calder Race Course will be available in August 2007 and January 2008 when their respective agreements with Television Games Network (“TVG”) expire.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”).  In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing.  The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives.  According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market.  On March 30, 2007, the final report was issued upholding all lower panel decisions.  On May 4, 2007, the United States Trade Representative (the "USTR") announced that it had initiated the formal process in the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments.  The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS.  The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS.  The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market.  With the compliance phase completed, the WTO Dispute Settlement Body is expected to adopt the final report on May 22, 2007.  At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty.  The USTR has made no specific statement regarding how this will impact interstate gambling on horse racing.  When the United States submits its proposed modification to the service schedule, we will be able to assess the impact, if any, on our business and results of operations.  One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering.  If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Internet Gambling Prohibition and Enforcement Act of 2006.” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling.  This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law.  The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days.  The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA.  The Treasury Department is currently gathering information for the promulgation of applicable regulations.  We are working with other industry representatives to provide information to the Treasury Department.  At this point, it is too early to determine what the substance of the regulations will be, but we will urge that the Secretary of the Treasury adhere to the provisions of this act, which exclude horse racing from the definition of unlawful Internet gambling.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%.  On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder is located.  Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005.  Slot operations are expected to commence in a staggered manner at Broward’s four pari-mutuel wagering facilities.  Gulfstream Park commenced slot operations in the fall of 2006.  The remaining facilities are expected to commence slot operations in a staggered manner through 2008.  We are currently determining the most advantageous date for placing the issue on the ballot.  Florida’s legislature is considering several other constitutional initiatives during 2007, which may result in a statewide referendum in the fall of 2007.  If we were to participate in a referendum, we anticipate the cost to be $3 million to $5 million.  Simultaneously, we are preparing a strategy to seek passage in Miami-Dade County, regardless of timing.  The impact on our results of operations and financial position of the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al.   FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  A motion for rehearing by the entire Court of

Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.    The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld.  The question of law has been certified to the Florida Supreme Court, which has accepted jurisdiction.  A decision is not expected until after oral arguments, which are scheduled to occur on September 17, 2007.

During the 2007 session of the Florida General Assembly, Florida Senate Bill 2434 (“FSB 2434”) was approved by the Senate but failed in the Florida House of Representatives without a vote.  FSB 2434 would permit up to 1,500 video lottery terminals to operate at Florida pari-mutuel sites.  A video lottery game is defined as one where chance or skill, or both, is utilized to play a lottery type game, including lineup games, poker, traditional card games, and progressive games where the jackpot grows as it is being played on a video lottery terminal.  The terminal itself may use spinning reels or other graphic displays under FSB 2434.

We anticipate this issue will continue to be considered in future sessions of the Florida legislature.

Additional legislation permitting an additional 500 slot machines (from 1,500 to 2,000) in Broward County, permitting ATM machines at the pari-mutuel facilities, and extending hours of operation successfully passed both chambers and awaits the signature of the Governor.  Should voters in Miami-Dade County approve slot machines at pari-mutuel facilities, the provisions of this legislation would apply to Calder Race Course.  In addition, legislation allowing year-round operation of poker rooms and raising the maximum wager on poker from $2 to $5 successfully passed both chambers.  The Governor of Florida has indicated he will sign this legislation into law.  At this time, it is unclear what the impact of this legislation will be on our results of operations.

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park and all other Illinois racetracks are permitted to receive a payment commonly known as purse recapture.  Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year.  The payment is funded from the Arlington Park purse account.  Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund.  However, this appropriation has not been made since 2001.  Subsequently, Illinois horsemen unsuccessfully petitioned the IRB to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund.  Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks.  These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks.  Several bills were filed in the 2003, 2004 and 2005 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment.  None of these bills passed.  Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account.  If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on Arlington Park’s results of operations.

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

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois.  The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust fund.  The Will County Circuit Judge ruled in April 2007 that the law was unconstitutional as the law only affects the four suburban casinos and not the five downstate casinos.  The Attorney General is filing an appeal of this ruling to the Illinois Supreme Court.  The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed.  A temporary restraining order was granted to prevent distribution of these monies.  The complaint alleges that Public Act 94-0805 is unconstitutional.  The Illinois Attorney General is representing Illinois on this matter, and the litigation is on going.  As of the date of the filing of this Quarterly Report on Form 10-Q, management does not know the impact that the ultimate outcome of this matter will have on our consolidated financial position and results of operations.

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

Additional legislation was unsuccessfully pursued in the 2007 session requesting that all pari-mutuel taxes paid by racing associations be utilized for the day-to-day operations of the KHRA, which would effectively eliminate the daily assessments currently charged all racetracks and drug testing costs which are currently borne by the racetracks as well.  The legislation is expected to be revisited in 2008.

Louisiana

During 2005, Fair Grounds received all statutory, regulatory and other authorizations to operate up to 700 slot machines in a permanent facility at the racetrack.  Under Louisiana law, Fair Grounds was allowed to operate 500 slot machines as of July 1, 2005 and an additional 200 slot machines once Harrah’s Casino in New Orleans reached annual revenues of $350 million.  As a result of Hurricane Katrina, on August 29, 2005, the agreement between Harrah’s Casino in New Orleans and the state of Louisiana was amended to conclude that Harrah’s Casino in New Orleans attained the $350 million revenue threshold and therefore allow Fair Grounds to operate 700 slot machines.  Conforming legislation was passed in the 2006 legislative session to validate the amendment.

Currently, Fair Grounds is seeking all necessary regulatory approvals to operate a temporary slot machine venue offering up to 250 devices in the adjacent OTB while construction begins on the permanent facility.  Approval of the temporary facility has been granted by the Louisiana Gaming Control Board and the Louisiana State Racing Commission.  A zoning docket application allowing for the temporary slots venue has been filed with the New Orleans City Planning Commission and the New Orleans City Council.  On Thursday April 19, 2007, both local government bodies voted in favor of approving the zoning application.  The only step remaining in the local process is the City Council approval of the ordinance and associated provisos which provide legality to the zoning application.

Upon commencement of the operation of slot machines at Fair Grounds, we are required to cease video poker operations at the on-site OTB.  Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations.

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

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana's horse race tracks.  Each race track is granted permission to operate up to 2,000 slot machines.  In order to operate these slot machines, Hoosier Park will be required to invest $100 million in capital improvements, pay a $150 million licensing fee by November 1, 2007 and an additional $100 million licensing fee by November 1, 2008.  We completed the sale of our interest in Hoosier Park on March 30, 2007.  As part of that agreement,  the Company is entitled to payments of up to $15 million once slot machines are operational.  The Governor of Indiana has indicated he will sign this legislation into law, and Hoosier Park officials have indicated they intend to move forward with construction and operation of an appropriate slots facility.

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

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers’ compensation claims.  Additionally, estimates are used for determining income tax liabilities and other derivative instruments.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2007, and no adjustment to the carrying value of goodwill was required.  We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows.  We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors.  Intangible assets with finite lives are amortized using the straight-line method.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007.  The amount of unrecognized tax benefits at January 1, 2007 is $1.3 million, all of which would impact the Company’s effective tax rate, if recognized.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three months ended March 31,		Change
	2007	2006	$	%

Total pari-mutuel handle	$453,016	$256,445	$196,571	77%
Number of live race days	59	14	45	321%

Net pari-mutuel revenues	$36,113	$26,096	$10,017	38%
Other operating revenues	11,729	9,997	1,732	17%
Total net revenues	$47,842	$36,093	$11,749	33%

Gross loss	$(5,083)	$(6,633)	$1,550	23%
Gross margin percentage	(11)%	(18)%

Operating loss	$(14,124)	$(16,403)	$2,279	14%
Net loss	$(8,430)	$(9,930)	$1,500	15%

Diluted net loss per common share	$(0.63)	$(0.76)

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Our total net revenues increased $11.7 million primarily as a result of 45 additional live racing days at Fair Grounds during the three months ended March 31, 2007 compared to the same period of 2006.  Live racing returned to Fair Grounds in New Orleans in November 2006 following the shortened race meet that was conducted at Harrah’s Louisiana Downs in the prior year and resulted in only 12 racing days during the three months ended March 31, 2006.  The increased revenues from Fair Grounds were partially offset by decreased revenues of approximately $1.1 million at Calder due to the fact that simulcast operations initiated during January 2006, which were conducted for 20 days, ceased upon a stay issued by the Florida Supreme Court in response to a challenge of such simulcasting activity.  Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%

Purse expense	$17,141	$11,350	$5,791	51%
Depreciation and amortization	4,976	4,776	200	4%
Other operating expenses	30,808	26,600	4,208	16%
SG&A expenses	9,825	10,767	(942)	(9)%
Insurance recoveries, net of losses	(784)	(997)	213	21%
Total	$61,966	$52,496	$9,470	18%

Percent of revenue	130%	145%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Total expenses increased 18% during the three months ended March 31, 2007 primarily as a result of 45 additional live racing days at Fair Grounds.  This was partially offset by a decrease in corporate SG&A expenses of $1.3 million as more fully described below in the discussion of expense variances by segment.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Income Tax Benefit

The following table is a summary of our other income (expense) and income tax benefit (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%

Interest income	$272	$83	$189	228%
Interest expense	(290)	(473)	183	39%
Unrealized gain on derivative instruments	204	204	-	-%
Miscellaneous, net	160	348	(188)	(54)%
Other income (expense)	$346	$162	$184	114%

Income tax benefit	$5,348	$6,311	$(963)	(15)%

Effective tax rate	39%	39%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Significant items affecting the comparability of other income and expense and income tax benefit include:

•                  Interest expense decreased, and interest income increased, during the three months ended March 31, 2007 primarily due to higher outstanding borrowings as well as lower investments of excess cash during the three months ended March 31, 2006 as a result of the payment of income taxes related to the gain on the sale of the assets of Hollywood Park, which was realized during 2005.

•                  Miscellaneous income decreased during the three months ended March 31, 2007 primarily as a result of the performance of our investment in Racing World Limited (“Racing World”), a subscription television channel that broadcasts races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland.  Racing World was formed in April 2006 and, as a result, did not operate during the three months ended March 31, 2006.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$3,296	$3,238	$58	2%
Arlington Park	13,190	12,427	763	6%
Calder Race Course	1,205	2,274	(1,069)	(47)%
Louisiana Operations	29,709	17,096	12,613	74%
Total racing operations	47,400	35,035	12,365	35%
Other investments	217	555	(338)	(61)%
Corporate revenues	510	581	(71)	(12)%
Eliminations	(285)	(78)	(207)	(265)%
	$47,842	$36,093	$11,749	33%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Significant items affecting comparability of our revenues by segment include:

•     Louisiana Operations revenues increased primarily as a result of 45 additional live racing days at Fair Grounds during the three months ended March 31, 2007 compared to the same period of 2006.

•     During January and February, when there is no live racing in Illinois, the Illinois Racing Board (“IRB”) designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois for 45 days during portions of January and February of 2007 compared to 37 days during January and February of 2006, which resulted in additional revenues of $1.2 million during the three months ended March 31, 2007 compared to the same period of 2006.

•     Net revenues at Calder decreased primarily due to the fact that simulcast operations initiated during January 2006, which were conducted for 20 days, ceased upon a stay issued by the Florida Supreme Court in response to a challenge of such simulcasting activity.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$11,501	$11,927	$(426)	(4)%
Arlington Park	15,909	15,185	724	5%
Calder Race Course	4,816	6,296	(1,480)	(24)%
Louisiana Operations	27,878	17,249	10,629	62%
Total racing operations	60,104	50,657	9,447	19%
Other investments	1,153	518	635	123%
Corporate expenses	4,735	6,068	(1,333)	(22)%
Eliminations	(4,026)	(4,747)	721	15%
	$61,966	$52,496	$9,470	18%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Significant items affecting comparability of our expenses by segment include:

•                  Louisiana Operations expenses increased primarily as a result of 45 additional live racing days at Fair Grounds during the three months ended March 31, 2007 compared to the same period of 2006.

•                  Expenses of Arlington Park increased primarily as a result of Arlington Park being appointed the host track in Illinois for eight more days during the three months ended March 31, 2007 compared to the same period of 2006.

•                  Calder Race Course expenses decreased $1.5 million primarily as a result of insurance recoveries of $0.8 million received during the three months ended March 31, 2007 as well as lower insurance costs incurred, which was caused by improved workers’ compensation insurance claim experience.

•                  Corporate expenses decreased during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily as a result of decreased payroll costs and costs incurred in the prior year associated with the replacement of the chief executive officer.

Discontinued Operations

The following table presents earnings from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%

Net revenues	$7,789	$8,935	$(1,146)	(13)%
Operating expenses	6,398	9,145	(2,747)	(30)%
Gross profit (loss)	1,391	(210)	1,601	762%
Selling, general and administrative expenses	550	766	(216)	(28)%
Insurance recoveries, net of losses	-	(74)	74	100%
Operating income (loss)	841	(902)	1,743	193%
Other income (expense):
Interest income	62	36	26	72%
Interest expense	(157)	(130)	(27)	(21)%
Miscellaneous, net	(65)	304	(369)	(121)%
	(160)	210	(370)	(176)%
Earnings (loss) before income taxes	681	(692)	1,373	198%
(Provision) benefit for income taxes	(260)	349	(609)	(174)%
Earnings (loss) from operations	421	(343)	764	223%
Loss on sale of assets, net of income taxes	(182)	–	(182)	(100)%
Net earnings (loss)	$239	$(343)	$582	170%

Significant items affecting comparability of earnings from discontinued operations include:

•                  The results of operations of discontinued operations for the three months ended March 31, 2007 include the results of operations of Hoosier Park compared to those of both Ellis Park and Hoosier Park for the three months ended March 31, 2006.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2007 and December 31, 2006 (in thousands):

			Change
	March 31, 2007	December 31, 2006	$	%
Total assets	$515,983	$546,328	$(30,345)	(6)%
Total liabilities	$172,396	$196,249	$(23,853)	(12)%
Total shareholders’ equity	$343,587	$350,079	$(6,492)	(2)%

Significant items affecting comparability of our consolidated balance sheet include:

•                  Significant changes within total assets include decreases in assets held for sale, accounts receivable and restricted cash of $25.4 million, $23.0 million and $11.7 million, respectively.  Assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park.  Accounts receivable balances decreased, and cash increased, primarily due to the collection of 2006 racing meet receivables for Calder Race Course and Fair Grounds as well as the collection of accounts receivable related to the 2007 Kentucky Derby and Kentucky Oaks.  Restricted cash decreased primarily due to the payout of purses during the racing meet at Fair Grounds.  Partially offsetting these declines, other current assets increased $6.2 million primarily due to increases in prepaid insurance balances associated with the renewal of our insurance premiums during the first quarter of 2007.  Additions to plant and equipment during the three months ended March 31, 2007 primarily included spending related to the new Polytrack racing surface at Arlington Park.

•                  Significant changes within total liabilities include decreases in liabilities associated with assets held for sale, purses payable, dividends payable, accounts payable and accrued expenses of $13.7 million, $8.1 million, $6.7 million, $6.6 million and $6.9 million respectively.  Partially offsetting these decreases is an increase in deferred revenue of $17.9 million.  Liabilities associated with assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park.  Purses and accounts payable decreased primarily due to the settlement of 2006 racing meet liabilities for Fair Grounds and Calder Race Course.  The payment of 2006 bonuses as well as lower workers’ compensation insurance reserves caused by improved claims experience primarily accounted for the decline in accrued expenses.  Deferred revenue increased primarily due to invoicing for sponsorship events and the 2007 Kentucky Derby and Kentucky Oaks.  Deferred revenue also increased partially as a result of future wagering related to the 2007 Kentucky Derby and Kentucky Oaks race days to be held in the second quarter of 2007.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2007	2006	$	%
Operating activities	$19,732	$10,401	$9,331	90%
Investing activities	$(20,341)	$(9,953)	$(10,388)	(104)%
Financing activities	$164	$(8,277)	$8,441	102%

Significant items affecting comparability of our liquidity and capital resources include:

•                  The increase in cash provided by operating activities is primarily a reflection of the increased profitability of the Louisiana Operations.  We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•                  The increase in cash used in investing activities is attributable primarily to cash sold in connection with the sale of the remaining ownership interest of Hoosier Park.  Additions to plant and equipment during the three months ended March 31, 2007 primarily included spending related to the new Polytrack racing surface at Arlington Park.

•                  We borrowed in excess of our repayments on our revolving loan facilities of $5.2 million during the three months ended March 31, 2007 due to the fact that funding was needed for the payoff of loans by Hoosier Park prior to its sale.  Repayments exceeded borrowings on our revolving loan facilities by $2.2 million during the three months ended March 31, 2006.

Credit Facilities and Indebtedness

On May 2, 2007, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement dated September 23, 2005 (the “Agreement”).  The Guarantors under the First Amendment continue to be a majority of our wholly-owned subsidiaries.  The First Amendment primarily serves (i) to reduce the maximum aggregate commitment under the credit facility from $200 million to $120 million and (ii) reduce the interest rates applicable to amounts borrowed under this facility.  Given the reduction in the maximum aggregate commitment, four lenders that were originally parties to the Agreement are removed as lenders under the terms of the First Amendment.  The facility terminates on September 23, 2010.  Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $170 million.

Generally, borrowings made pursuant to the First Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.50% to 1.50% depending on certain of our financial ratios.  In addition, under the First Amendment, we agreed to pay a commitment fee at rates that range from 0.10% to 0.25% of the available aggregate commitment, depending on our leverage ratio.

The First Amendment contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth.  The First Amendment adds a negative covenant that imposes a $100 million cap on the amount of any investment that the Company may make to construct a gaming and/or slot machine facility in Florida in the event that laws in the state permit and the Company obtains authority to engage in such activities.  The First Amendment also modifies two of the financial covenants, providing for a one-time increase in the maximum leverage ratio for a period of eight consecutive quarters in the event that the Company constructs a gaming and/or slot facility in Florida and increasing the baseline for the minimum consolidated net worth covenant from $190 million to $290 million.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, we had no amounts outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.

ITEM 4.                              CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the President and Chief Executive Officer (“CEO”) and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon this evaluation, the CEO and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b)         Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and Principal Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2007.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                        OTHER INFORMATION

ITEM 1.                         Legal Proceedings

On March 26, 2007, the Company and the Jockeys’ Guild reached an agreement to settle litigation brought by the Company against the Jockeys’ Guild on March 5, 2005 in the United States District Court for the Western District of Kentucky.  On March 2, 2005, the Company commenced litigation in the United States District Court for the Western District of Kentucky against the Jockeys’ Guild, a trade organization associated with many of the jockeys who race at the Company’s racetracks.  The case was filed due to certain actions by the Jockeys’ Guild at certain of the Company’s racetracks that interfered with the Company’s operations.  In the case, the Company asserted claims under the antitrust laws and sought injunctive relief along with damages.  The Jockeys’ Guild filed a counterclaim asserting various claims, including claims for alleged violations of the antitrust laws by the Company, and sought injunctive relief along with damages.  Each party agreed to dismiss all claims and counterclaims against the other with prejudice and to bear its own costs related to the litigation.

There are no other pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 1A.                   Risk Factors

Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

ITEM 2.                             Unregistered Sales of Equity and Use of Proceeds

Not applicable.

ITEM 3.                             Defaults Upon Senior Securities

Not applicable.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                             Other Information

Not applicable

ITEM 6.                             Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 8, 2007	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2007	/s/ Michael W. Anderson
Michael W. Anderson
Vice President, Corporate Finance and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

4	Amendment No. 1 to the Amended and Restated Credit Agreement dated September 23, 2005	Exhibit 10.1 to Report on Form 8-K dated May 2, 2007

10(a)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Report on Form 8-K dated March 7, 2007

10(b)	Limited Liability Company Operating Agreement of TrackNet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Report on Form 8-K dated March 7, 2007

10(c)	Summary of the Company’s Bonus Awards for the Named Executive Officers	Report on Form 8-K dated March 20, 2007

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2007

31(i)(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2007

32	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2007