Form 10-Q
period 2007-06-30
CHURCHILL DOWNS INC
filed 2007-08-07
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock at August 2, 2007 was 13,649,929 shares.

CHURCHILL DOWNS INCORPORATED
I N D E X TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2007

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)  (in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,798	$20,751
Restricted cash	3,073	12,704
Accounts receivable, net of allowance for doubtful accounts of $754 at June 30, 2007 and $757 at December 31, 2006	42,777	42,316
Deferred income taxes	6,274	6,274
Income taxes receivable	3,301	12,217
Other current assets	12,984	8,857
Assets held for sale	-	25,422
Total current assets	90,207	128,541

Plant and equipment, net	351,758	336,068
Goodwill	106,993	53,528
Other intangible assets, net	40,581	16,048
Other assets	16,926	12,143
Total assets	$606,465	$546,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,652	$21,476
Purses payable	17,983	18,128
Accrued expenses	38,675	40,781
Dividends payable	-	6,670
Deferred revenue	9,726	26,165
Liabilities associated with assets held for sale	-	13,671
Total current liabilities	105,036	126,891

Long-term debt	69,024	13,393
Other liabilities	22,876	22,485
Deferred revenue	19,626	20,416
Deferred income taxes	13,064	13,064
Total liabilities	229,626	196,249

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; 13,650 shares issued June 30, 2007 and 13,420 shares issued December 31, 2006	134,888	128,937
Retained earnings	241,951	221,142
Total shareholders’ equity	376,839	350,079
Total liabilities and shareholders’ equity	$606,465	$546,328

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
for the three and six months ended June 30,

(Unaudited)  (in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$169,933	$163,262	$217,775	$199,355
Operating expenses	108,577	103,607	161,502	146,333

Gross profit	61,356	59,655	56,273	53,022

Selling, general and administrative expenses	13,069	11,620	22,894	22,387
Insurance recoveries, net of losses	-	(10,124)	(784)	(11,121)

Operating profit	48,287	58,159	34,163	41,756

Other income (expense):
Interest income	393	222	665	305
Interest expense	(841)	(436)	(1,131)	(909)
Unrealized gain on derivative instruments	204	204	408	408
Miscellaneous, net	932	(65)	1,092	283
	688	(75)	1,034	87

Earnings from continuing operations before provision for income taxes	48,975	58,084	35,197	41,843

Provision for income taxes	(19,513)	(23,266)	(14,165)	(16,955)

Net earnings from continuing operations	29,462	34,818	21,032	24,888

Discontinued operations, net of income taxes:
(Loss) earnings from operations	(143)	(1,465)	278	(1,808)
Loss on sale of business	-	-	(182)	-

Net earnings	$29,319	$33,353	$21,128	$23,080

Net earnings (loss) per common share:

Basic
Net earnings from continuing operations	$2.12	$2.57	$1.52	$1.84
Discontinued operations	(0.01)	(0.11)	0.01	(0.14)
Net earnings	$2.11	$2.46	$1.53	$1.70

Diluted
Net earnings from continuing operations	$2.12	$2.56	$1.52	$1.83
Discontinued operations	(0.01)	(0.11)	-	(0.14)
Net earnings	$2.11	$2.45	$1.52	$1.69

Weighted average shares outstanding
Basic	13,427	13,124	13,399	13,099
Diluted	13,903	13,623	13,886	13,624

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,

(Unaudited)  (in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$21,128	$23,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,619	10,573
Loss on sale of business	297	-
Equity in loss of unconsolidated investments	911	-
Unrealized gain on derivative instruments	(408)	(408)
Asset impairment loss	-	9,985
Share-based compensation	3,164	674
Gain on asset disposition	(1,699)	(5)
Other	744	211
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	9,806	(5,736)
Accounts receivable	(11,232)	(10,767)
Other current assets	(3,689)	(6,489)
Accounts payable	11,589	13,756
Purses payable	2,342	12,763
Accrued expenses	(1,184)	4,556
Deferred revenue	(3,341)	(1,776)
Income taxes receivable	8,916	9,814
Other assets and liabilities	4,657	1,397
Net cash provided by operating activities	52,620	61,628
Cash flows from investing activities:
Additions to plant and equipment	(27,675)	(24,165)
Acquisitions of businesses	(79,297)	-
Proceeds from sale of business, net of cash sold	(8,897)	-
Purchases of investments	(1,480)	-
Proceeds on sale of plant and equipment	2,320	7
Change in deposit wagering asset	(516)	-
Net cash used in investing activities	(115,545)	(24,158)
Cash flows from financing activities:
Borrowings on bank line of credit	200,073	159,885
Repayments of bank line of credit	(139,923)	(171,772)
Change in book overdraft	-	(4,161)
Windfall tax benefit from share-based compensation	479	573
Payment of dividends	(6,670)	(6,520)
Common stock issued	2,307	2,023
Change in deposit wagering liability	385	-
Net cash provided by (used in) financing activities	56,651	(19,972)
Net (decrease) increase in cash and cash equivalents	(6,274)	17,498
Cash and cash equivalents, beginning of period	28,072	22,488
Cash and cash equivalents, end of period	21,798	39,986
Cash and cash equivalents included in assets held for sale	-	3,806
Cash and cash equivalents in continuing operations	$21,798	$36,180

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

for the six months ended June 30,

(Unaudited)  (in thousands)

	2007	2006
Cash paid during the period for:
Interest	$502	$754
Income taxes	$4,123	$6,019
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$5	$1,453
Assignment of notes receivable	$4,000	-
Issuance of common stock with restricted stock plan	$7,844	$216
Assets acquired and liabilities assumed in acquisitions of businesses:
Accounts receivable, net	$4,164	-
Prepaid expenses	$152	-
Other non-current assets	$5	-
Plant and equipment	$848	-
Goodwill	$53,465	-
Other intangible assets	$25,000	-
Accounts payable	$4,144	-
Accrued expenses	$162	-
Deferred revenue	$31	-

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

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal and recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar.  Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year.  The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income.

Comprehensive Earnings (Loss)

The Company had no other components of comprehensive earnings (loss) and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

2.                     Acquisitions and New Ventures

Acquisitions Closed During the Second Quarter of 2007

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab, Bloodstock Research Information Services (“BRIS”) and the Thoroughbred Sports Network (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based upon the financial performance of the operations of the account wagering business during the five years ended June 30, 2012.  The transaction includes the acquisition of the following account wagering platforms:  winticket.com; BrisBet.com and TsnBet.com.  Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications.  The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel industry.

The acquisitions of ATAB and BRIS were accounted for under the purchase method.  Upon resolution of the aforementioned earn-out contingency payment, additional consideration will be recognized as goodwill.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Such estimates are subject to refinement as additional valuation information is received.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total

Accounts receivable, net	$4,164
Prepaid expenses	152
Other assets	5
Plant and equipment	848
Goodwill	53,465
Other intangible assets	25,000
Total assets acquired	83,634

Accounts payable	4,144
Accrued expenses	162
Deferred revenue	31
Total liabilities acquired	4,337

Net cash paid	$79,297

Depreciation of plant and equipment acquired is calculated using the straight-line method over the estimated useful lives of the related assets as follows:  4 years for equipment and 2 to 3 years for furniture and fixtures.  Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the related intangible assets as follows:  5 years for customer relationships, 7 years for technology and 14 years for favorable contracts.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations and net earnings from continuing operations per common share as if the Company had consummated the acquisition of ATAB and BRIS as of the beginning of each period presented.  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of ATAB and BRIS been consummated at the beginning of the respective periods.

	Unaudited
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net revenues from continuing operations	$182,012	$177,401	$243,553	$227,192
Net earnings from continuing operations	$30,286	$35,899	$22,200	$26,312

Earnings from continuing operations per common share
Basic:
Net earnings from continuing operations	$2.18	$2.64	$1.60	$1.94
Diluted:
Net earnings from continuing operations	$2.18	$2.64	$1.60	$1.93

Shares used in computing earnings from continuing operations per common share:
Basic	13,427	13,124	13,399	13,099
Diluted	13,903	13,623	13,886	13,624

New Ventures

On May 2, 2007, the Company launched an account wagering platform called www.twinspires.com, which offers racing fans the opportunity to wager on racing content owned by the Company and other content providers.  The Company also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, Tracknet Media Group, LLC (“TrackNet”), through which racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and account wagering providers.  TrackNet, in which the Company has a 50% interest, will also act as agent on behalf of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes.  On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously owned by MEC.  The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC.  With respect to the Company’s account wagering racing content, the racing content of Arlington Park and Calder Race Course will be available beginning in August 2007 and January 2008 when their respective agreements with Television Games Network (“TVG”) expire.  As of June 30, 2007, the Company has made cash investments of $0.3 million and $0.8 million in TrackNet and HRTV, LLC, respectively.

3.                     Discontinued Operations

Sale of Hoosier Park, L.P.

On March 30, 2007, the Company completed the sale of its 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company.  Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne.  Centaur had owned 38% of Hoosier Park since December 2001 and held options to purchase a greater stake in the track and its OTBs.

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC (the “Purchaser”) pursuant to the Stock Purchase Agreement dated July 15, 2006.

Financial Information

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold businesses have been accounted for as discontinued operations.  Accordingly, the results of operations of the sold businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net Earnings.  Set forth below is a summary of the results of operations of sold businesses for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$-	$11,763	$7,789	$20,698
Operating expenses	21	12,330	6,419	21,475
Gross (loss) profit	(21)	(567)	1,370	(777)
Selling, general and administrative expenses	26	811	576	1,577
Insurance recoveries, net of losses	-	-	-	(74)
Operating (loss) income	(47)	(1,378)	794	(2,280)
Other income (expense):
Interest income	-	21	62	57
Interest expense	-	(143)	(157)	(273)
Miscellaneous, net	101	78	36	382
Other income (expense)	101	(44)	(59)	166
Earnings (loss) before income taxes	54	(1,422)	735	(2,114)
(Provision) benefit for income taxes	(197)	(43)	(457)	306
(Loss) earnings from operations	(143)	(1,465)	278	(1,808)
Loss on sale of business, net of income taxes	-	-	(182)	-
Net (loss) earnings	$(143)	$(1,465)	$96	$(1,808)

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

4.                     Goodwill Impairment Test

Goodwill is tested for impairment on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination.  The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2007, and no adjustment to the carrying value of goodwill was required.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007.  The amount of unrecognized tax benefits at January 1, 2007 is $1.3 million, all of which would impact the Company’s effective tax rate, if recognized.  The Company does not anticipate any significant increase or decreases in unrecognized tax benefits during the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Earnings, which is consistent with the recognition of these items in prior reporting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The U.S. federal statute of limitation remains open for the tax year 2003 and forward.  State income tax returns are generally subject to examination for a period of three years after filing of the respective form.

6.                     Long-Term Debt

On May 2, 2007, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement dated September 23, 2005 (the “Agreement”).  The guarantors under the First Amendment continue to be a majority of our wholly-owned subsidiaries.  The First Amendment primarily serves (i) to reduce the maximum aggregate commitment under the credit facility from $200 million to $120 million and (ii) to reduce the interest rates applicable to amounts borrowed under this facility.  Given the reduction in the maximum aggregate commitment, four lenders that were originally parties to the Agreement are removed as lenders under the terms of the First Amendment.  The Company recognized a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the second quarter of 2007.  All other major terms of the Agreement remain the same including the facility termination date of September 23, 2010.  Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $170 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.                     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the net earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$29,462	$34,818	$21,032	$24,888
Net earnings from continuing operations allocated to participating securities	(961)	(1,161)	(687)	(831)
Numerator for basic net earnings from continuing operations per common share	$28,501	$33,657	$20,345	$24,057

Numerator for basic net earnings per common share:
Net earnings	$29,319	$33,353	$21,128	$23,080
Net earnings allocated to participating securities	(956)	(1,111)	(690)	(770)
Numerator for basic net earnings per common share	$28,363	$32,242	$20,438	$22,310

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$29,462	$34,818	$21,032	$24,888
Discontinued operations, net of income taxes	(143)	(1,465)	96	(1,808)
Net earnings	$29,319	$33,353	$21,128	$23,080

Denominator for net earnings per common share:
Basic	13,427	13,124	13,399	13,099
Plus dilutive effect of stock options	23	46	34	72
Plus dilutive effect of convertible note	453	453	453	453
Diluted	13,903	13,623	13,886	13,624

Earnings per common share:
Basic
Net earnings from continuing operations	$2.12	$2.57	$1.52	$1.84
Discontinued operations	(0.01)	(0.11)	0.01	(0.14)
Net earnings	$2.11	$2.46	$1.53	$1.70

Diluted
Net earnings from continuing operations	$2.12	$2.56	$1.52	$1.83
Discontinued operations	(0.01)	(0.11)	-	(0.14)
Net earnings	$2.11	$2.45	$1.52	$1.69

Options to purchase 37 thousand and 19 thousand shares for the three and six months ended June 30, 2006, respectively, are excluded from the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.                     Segment Information

The Company has determined that it currently operates in the following five segments:  (1) Churchill Downs Racetrack, which includes its on-site simulcast facility and training facility; (2) Calder Race Course; (3) Arlington Park and its nine off-track betting facilities (“OTBs”); (4) Louisiana Operations, including Fair Grounds Race Course (“Fair Grounds”), its nine OTBs and Video Services Inc. (“VSI”); and (5) other investments, including Churchill Downs Simulcast Productions (“CDSP”), twinspires.com, ATAB and BRIS and the Company’s various equity interests, including TrackNet, HRTV and Racing World Limited, which are not material.  Eliminations include the elimination of intersegment transactions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the formation of TrackNet, the Company’s internal management reporting structure was adjusted to eliminate the segment formerly known as Churchill Downs Simulcast Network (“CDSN”).  CDSN previously sold the racing signals of the racetracks owned by the Company for wagering and simulcast purposes, but this function will be performed by TrackNet going forward.  Activity previously disclosed for CDSN for the three and six months ended June 30, 2006 has been allocated to the other segments as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenues from external customers:
Churchill Downs Racetrack	$21,267	$21,267
Arlington Park	3,692	3,692
Calder Race Course	3,450	3,778
Louisiana Operations	-	1,820
Corporate	495	911
Total CDSN	$28,904	$31,468
Intercompany net revenues:
Churchill Downs Racetrack	$(16,056)	$(16,056)
Arlington Park	(2,769)	(2,769)
Calder Race Course	(2,587)	(2,833)
Louisiana Operations	-	(1,365)
Eliminations	21,412	23,023
Total CDSN	$-	$-
Segment EBITDA and net loss:
Churchill Downs Racetrack	$5,209	$5,207
Arlington Park	923	923
Calder Race Course	862	944
Louisiana Operations	-	455
Corporate	11	35
Total CDSN	$7,005	$7,564

Total asset information previously disclosed for CDSN as of December 31, 2006 has been allocated to the other segments as follows (in thousands):

Total assets:
Churchill Downs Racetrack	$1,327
Calder Race Course	9,691
Total CDSN	$11,018

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about reported segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues from external customers:
Churchill Downs Racetrack	$91,550	$90,093	$94,846	$93,331
Arlington Park	28,762	26,943	41,952	39,370
Calder Race Course	26,635	26,693	27,833	28,960
Louisiana Operations	18,834	18,679	48,313	35,752
Total racing operations	165,781	162,408	212,944	197,413
Other investments	3,642	288	3,763	743
Corporate	510	492	1,020	1,073
Net revenues from continuing operations	169,933	163,188	217,727	199,229
Discontinued operations	-	11,837	7,837	20,824
	$169,933	$175,025	$225,564	$220,053

Intercompany net revenues:
Churchill Downs Racetrack	$1,702	$942	$1,702	$942
Arlington Park	256	195	256	195
Calder Race Course	183	155	190	162
Louisiana Operations	2	-	232	23
Total racing operations	2,143	1,292	2,380	1,322
Other investments	559	738	655	838
Eliminations	(2,702)	(1,956)	(2,987)	(2,034)
	-	74	48	126
Discontinued Operations	-	(74)	(48)	(126)
	$-	$-	$-	$-

Segment EBITDA and net earnings:
Churchill Downs Racetrack	$46,302	$43,978	$40,576	$37,877
Arlington Park	4,290	1,679	2,200	(273)
Calder Race Course	3,294	3,718	722	395
Louisiana Operations	3,066	14,222	5,832	14,815
Total racing operations	56,952	63,597	49,330	52,814
Other investments	(939)	381	(1,844)	698
Corporate	(948)	(1,083)	(1,261)	(1,715)
Total EBITDA from continuing operations	55,065	62,895	46,225	51,797
Eliminations	-	145	57	168
Depreciation and amortization	(5,642)	(4,742)	(10,619)	(9,518)
Interest income (expense), net	(448)	(214)	(466)	(604)
Provision for income taxes	(19,513)	(23,266)	(14,165)	(16,955)
Net earnings from continuing operations	29,462	34,818	21,032	24,888
Discontinued operations, net of income taxes	(143)	(1,465)	96	(1,808)
Net earnings	$29,319	$33,353	$21,128	$23,080

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS|
(Unaudited)

The table below presents total asset information about reported segments (in thousands):

	June 30, 2007	December 31, 2006
Total assets:
Churchill Downs Racetrack	$286,000	$442,724
Arlington Park	99,832	80,956
Calder Race Course	101,251	103,217
Louisiana Operations	89,710	98,053
Other investments	246,324	154,301
Assets held for sale	-	25,422
	823,117	904,673
Eliminations	(216,652)	(358,345)
	$606,465	$546,328

	Six Months Ended June 30,
	2007	2006
Capital expenditures:
Churchill Downs Racetrack	$4,311	$4,609
Arlington Park	16,298	1,305
Calder Race Course	1,235	7,019
Louisiana Operations	4,643	7,248
Hoosier Park	227	261
Ellis Park	-	3,485
Other investments	961	238
	$27,675	$24,165

ITEM 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our temporary and permanent slot facilities in Louisiana; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information, including Part I — Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II — Item 1A of this Quarterly Report on Form 10-Q.

Overview

We conduct pari-mutuel wagering on live Thoroughbred horse racing and simulcast signals of races.  Additionally, we offer racing services through our other interests as well as alternative gaming through video poker machines in Louisiana.  Also, we are expected to commence slot machine operations in Louisiana during the second half of 2007.

We operate the Churchill Downs Racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby.  We also own and operate Arlington

Park, a Thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana; and Video Services Inc. (“VSI”), the owner and operator of more than 600 video poker machines in Louisiana.  We conduct simulcast wagering on horse racing at 19 simulcast wagering facilities in Kentucky, Illinois and Louisiana, as well as at our four racetracks.

Recent Developments

Acquisitions

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab, Bloodstock Research Information Services (“BRIS”) and the Thoroughbred Sports Network (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million.  The transaction includes the acquisition of the following account wagering platforms:  winticket.com; BrisBet.com and TsnBet.com.  Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications.

New Ventures

On May 2, 2007, we launched an account wagering platform called www.twinspires.com, which offers racing fans the opportunity to wager on racing content owned by the Company and other sources.  We also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet Media Group, LLC (“TrackNet”), through which the racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and account wagering providers.  TrackNet will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes.  On March 4, 2007, we also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously owned by MEC.  The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes.  Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other.  As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC.  With respect to the Company’s account wagering racing content, the racing content of Arlington Park and Calder Race Course will be available beginning in August 2007 and January 2008 when their respective agreements with Television Games Network (“TVG”) expire.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”).  In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents.  The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS.  The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering.  In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing.  The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS.  The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary.  On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling.  In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives.  According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity.  On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market.  On March 30, 2007, the final report was issued upholding all lower panel decisions.  On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments.  The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS.  The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS.  The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market.  At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty.  The USTR has made no specific statement regarding how this will impact interstate gambling on horse racing.  When the United States submits its proposed modification to the service schedule, we will be able to assess the impact, if any, on our business and results of operations.   One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering.  If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Internet Gambling Prohibition and Enforcement Act of 2006.” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling.  This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law.  The Secretary of the Treasury is directed to promulgate regulations to enforce the provisions of this act within 270 days.  The Secretary is further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA.  The Treasury Department is currently gathering information for the promulgation of applicable regulations.  We are working with other industry representatives to provide information to the Treasury Department.  We will continue to urge that the Secretary of the Treasury adhere to the provisions of this act, which exclude horse racing from the definition of unlawful Internet gambling.

Florida

On November 2, 2004, Amendment 4, a slot machine question which sought to allow voters in Miami-Dade and Broward counties to hold local referenda on the issue, passed by a margin of 1.4%.  On March 8, 2005, voters in Miami-Dade and Broward counties voted in separate local referenda to decide whether slot machines could be installed at the seven existing pari-mutuel sites in those counties, including Calder Race Course.  Although the measure passed in Broward County, home of Gulfstream Park, it was unsuccessful in Miami-Dade County, where Calder Race Course is located.  Slot machine gaming was approved by the Florida legislature during a special session of the Florida legislature on December 9, 2005.  Slot operations are expected to commence in a staggered manner at Broward’s four pari-mutuel wagering facilities.  Gulfstream Park commenced slot operations in the fall of 2006.  The remaining facilities are expected to commence slot operations in a staggered manner through 2008.  On July 10, 2007, the Miami-Dade

County Commission approved a second referendum for slot machines in local pari-mutuel facilities in Miami-Dade County.  The referendum will take place on January 29, 2008, Florida’s presidential primary date.  We will support this referendum.  We anticipate the cost of our support of the referendum to be $3 million to $5 million.  In addition, a statewide initiative designed to lower property taxes will be on the ballot.  The impact on our results of operations and financial position of the operation of slot machines at pari-mutuel wagering facilities in Broward County is uncertain at this time.

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

Legislation permitting an additional 500 slot machines (from 1,500 to 2,000) in Broward County, permitting ATM machines at the pari-mutuel facilities, and extending hours of operation became law in Florida in 2007.  Should voters in Miami-Dade County approve slot machines at pari-mutuel facilities, the provisions of this legislation would apply to Calder Race Course.  In addition, legislation allowing year-round operation of poker rooms and raising the maximum wager on poker from $2 to $5 successfully passed both chambers.  At this time, it is unclear what impact this legislation will have on our results of operations.

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

Arlington Park will continue to seek authority to conduct alternative gaming at the racetrack.  The 2007 session of the Illinois legislature is currently in extended session in an effort to enact a statewide budget.  As part of the budget process, several alternative bills are being considered that could impact Arlington Park, including permitting slot machines at the racetracks, extension of the Horse Racing Equity Trust Fund and potentially a Chicago stand-alone casino.  At this point, it is too early to determine whether those initiatives will be successful.

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

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks.  Alternative forms of gaming would enable our Kentucky racetracks to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements.  Several alternative gaming bills were filed in the 2006 and 2007 session of the Kentucky General Assembly.  The Kentucky Equine Education Project (“KEEP”), an alliance of the Commonwealth’s equine industry leaders, including our Company, supported legislation in 2006 that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky’s eight racetracks to offer full casino gaming.  None of these bills were successful.  Kentucky’s gubernatorial election is slated for the fall of 2007.  The incumbent republican Governor has made his opposition to expanded gaming a central theme of the early campaign.  The democratic opponent has publicly stated his support for limited gaming at racetracks and a few other select locations as a key revenue enhancement strategy for Kentucky.

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

Fair Grounds has received the necessary regulatory approvals to operate a temporary slot machine venue offering up to 250 devices in the adjacent OTB while construction begins on the permanent facility.  Approval of the temporary facility has been granted by the Louisiana Gaming Control Board and the Louisiana State Racing Commission.  A zoning docket application allowing for the temporary slots venue has been filed with the New Orleans City Planning Commission and the New Orleans City Council.  On April 19, 2007, both local government bodies voted in favor of approving the zoning application.  On May 3, 2007, the City Council approved the ordinance and associated provisos which provide legality to the zoning application.

Upon commencement of the operation of slot machines at Fair Grounds, we are required to cease video poker operations at the on-site OTB.  Failure to maintain the necessary gaming licenses to own and operate slot machines at Fair Grounds could have a material, adverse impact on our results of operations.

In April 2005, the New Orleans City Council instructed the city attorney to file a declaratory judgment action to determine if installation of slot machines at Fair Grounds would violate the City Charter.  The Louisiana Attorney General has expressed an opinion that the addition of slot machines at the racetrack would not violate the City Charter.   In June 2005, a resident living near Fair Grounds filed a lawsuit alleging, among other claims, that slot machines at the racetrack would be a violation of the City Charter, which limits New Orleans to one land-based casino.  On October 22, 2006, the Court granted our motion to dismiss.  The plaintiff has appealed the dismissal of the action, and the appeal is pending.  Although we do not believe the installation of slot machines at Fair Grounds violates the City Charter, the outcome of the litigation is uncertain at this time.

Senate Bill No. 190, Act No. 469 (“SB 190”) was signed into law by the Louisiana Governor on July 11, 2007 effective July 1, 2008.  SB 190 changes the calculation of the video poker franchise tax from a tax based on gross revenues to a tax based on gross revenues less purse expenses.  SB 190 will have a favorable impact on our video poker results of operations beginning July 1, 2008.

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks.  Each racetrack is granted permission to operate up to 2,000 slot machines.  In order to operate these slot machines, Hoosier Park will be required to invest $100 million in capital improvements, pay a $150 million licensing fee by November 1, 2007 and an additional $100 million licensing fee by November 1, 2008.  We completed the sale of our interest in Hoosier Park on March 30, 2007.  As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational.  The Governor of Indiana signed this legislation into law, and Hoosier Park officials have indicated they intend to move forward with construction and operation of an appropriate slots facility.

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

We evaluate our goodwill, intangible and other long-lived assets in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  We completed the required annual impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2007, and no adjustment to the carrying value of goodwill was required.  We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows.  We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors.  Intangible assets with finite lives are amortized using the straight-line method.

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

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three months ended June 30,		Change
	2007	2006	$	%

Total pari-mutuel handle	$1,093,195	$1,112,258	$(19,063)	(2)%
Number of live race days	127	132	(5)	(4)%

Net pari-mutuel revenues	$99,950	$97,431	$2,519	3%
Other operating revenues	69,983	65,831	4,152	6%
Total net revenues from continuing operations	$169,933	$163,262	$6,671	4%

Gross profit	$61,356	$59,655	$1,701	3%
Gross margin percentage	36%	37%

Operating profit	$48,287	$58,159	$(9,872)	(17)%
Net earnings from continuing operations	$29,462	$34,818	$(5,356)	(15)%

Diluted net earnings from continuing operations per common share	$2.12	$2.56

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Our total net revenues increased $6.7 million primarily as a result of the launch of twinspires.com and the acquisition of ATAB and BRIS.  Revenues also increased due to increased admission and seating revenues associated with the 2007 Kentucky Derby and Kentucky Oaks.  Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three months ended June 30,		Change
	2007	2006	$	%

Purse expense	$44,982	$44,738	$244	1%
Depreciation and amortization	5,642	4,742	900	19%
Other operating expenses	57,953	54,127	3,826	7%
SG&A expenses	13,069	11,620	1,449	12%
Insurance recoveries, net of losses	-	(10,124)	10,124	100%
Total	$121,646	$105,103	$16,543	16%

Percent of revenue	72%	64%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Total expenses increased 16% during the three months ended June 30, 2007 primarily as a result of the recognition of insurance recoveries, net of losses of $10.1 million related to Hurricanes Katrina and Wilma during the three months ended June 30, 2006.  Expenses also increased due to the launch of twinspires.com and the acquisition of ATAB and BRIS during the three months ended June 30, 2007. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Three months ended June 30,		Change
	2007	2006	$	%

Interest income	$393	$222	$171	77%
Interest expense	(841)	(436)	(405)	(93)%
Unrealized gain on derivative instruments	204	204	-	-
Miscellaneous, net	932	(65)	997	1,534%
Other income (expense)	$688	$(75)	$763	1,017%

Provision for income taxes	$(19,513)	$(23,266)	$3,753	16%

Effective tax rate	40%	40%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Significant items affecting the comparability of other income and expense and income tax benefit include:

•

Interest expense increased during the three months ended June 30, 2007 primarily due to the recognition of a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the three months ended June 30, 2007.

•

Miscellaneous income increased during the three months ended June 30, 2007 primarily as a result of a gain of $1.7 million recognized related to the sale of a tract of land held by Arlington Park, which was partially offset by the performance of our investments in TrackNet and HRTV.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three months ended June 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$93,252	$91,035	$2,217	2%
Arlington Park	29,018	27,138	1,880	7%
Calder Race Course	26,818	26,848	(30)	-
Louisiana Operations	18,836	18,679	157	1%
Total racing operations	167,924	163,700	4,224	3%
Other investments	4,201	1,026	3,175	309%
Corporate revenues	510	492	18	4%
Eliminations	(2,702)	(1,956)	(746)	(38)%
	$169,933	$163,262	$6,671	4%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Significant items affecting comparability of our revenues by segment include:

•	Net revenues from other investments increased primarily as a result of the launch of twinspires.com and the acquisition of ATAB and BRIS during the three months ended June 30, 2007.

•

Churchill Downs Racetrack revenues increased during the three months ended June 30, 2007 primarily as a result of increased prices in the 2007 Kentucky Derby and Kentucky Oaks seating as well as an increase in corporate hospitality areas.

•

Arlington Park revenues increased, despite three fewer live race days, primarily as a result of increased pari-mutuel revenues.  We experienced an increase in average starters per race, which we believe is partially attributable to the installation of a new Polytrack racing surface.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Three months ended June 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$49,521	$49,643	$(122)	-
Arlington Park	27,304	26,166	1,138	4%
Calder Race Course	24,081	23,927	154	1%
Louisiana Operations	16,750	5,088	11,662	229%
Total racing operations	117,656	104,824	12,832	12%
Other investments	5,025	602	4,423	735%
Corporate expenses	7,568	5,723	1,845	32%
Eliminations	(8,603)	(6,046)	(2,557)	(42)%
	$121,646	$105,103	$16,543	16%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Significant items affecting comparability of our expenses by segment include:

•

Louisiana Operations expenses increased primarily as a result of the recognition of insurance recoveries, net of losses of $9.3 million related to Hurricane Katrina during the three months ended June 30, 2006.

•	Other investments expenses increased during the three months ended June 30, 2007 primarily due to the launch of twinspires.com and the acquisition of ATAB and BRIS.

•

Corporate expenses increased during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily as a result of increased share-based compensation costs, which are attributable to awards granted to the chief executive officer that were recently approved by shareholders at the Annual Meeting of Shareholders on June 28, 2007.

Discontinued Operations

The following table presents losses from discontinued operations for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Change
	2007	2006	$	%

Net revenues	-	$11,763	$(11,763)	(100)%
Operating expenses	$21	12,330	(12,309)	(100)%
Gross loss	(21)	(567)	546	96%
Selling, general and administrative expenses	26	811	(785)	(97)%
Operating loss	(47)	(1,378)	1,331	97%
Other income (expense):
Interest income	-	21	(21)	(100)%
Interest expense	-	(143)	143	100%
Miscellaneous, net	101	78	23	29%
	101	(44)	145	330%
Earnings (loss) before income taxes	54	(1,422)	1,476	104%
Provision for income taxes	(197)	(43)	(154)	(358)%
Net loss	$(143)	$(1,465)	$1,322	90%

Significant items affecting comparability of losses from discontinued operations include:

•

The results of operations of discontinued operations for the three months ended June 30, 2007 include the results of operations of Hoosier Park compared to those of both Ellis Park and Hoosier Park for the three months ended June 30, 2006.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Six months ended June 30,		Change
	2007	2006	$	%

Total pari-mutuel handle	$1,532,216	$1,348,575	$183,641	14%
Number of live race days	187	146	41	28%

Net pari-mutuel revenues	$136,063	$123,527	$12,536	10%
Other operating revenues	81,712	75,828	5,884	8%
Total net revenues from continuing operations	$217,775	$199,355	$18,420	9%

Gross profit	$56,273	$53,022	$3,251	6%
Gross margin percentage	26%	27%

Operating profit	$34,163	$41,756	$(7,593)	(18)%
Net earnings from continuing operations	$21,032	$24,888	$(3,856)	(15)%

Diluted net earnings from continuing operations per common share	$1.52	$1.83

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Our total net revenues increased $18.4 million primarily as a result of 46 additional live racing days at Fair Grounds during the six months ended June 30, 2007 compared to the same period of 2006.  Live racing returned to Fair Grounds in New Orleans in November 2006 following the shortened race meet that was conducted at Harrah’s Louisiana Downs in the prior year and resulted in only 12 racing days during the six months ended June 30, 2006.  Revenues also increased during the six months ended June 30, 2007 due to the launch of twinspires.com and the acquisition of ATAB and BRIS.  Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%

Purse expense	$62,123	$56,088	$6,035	11%
Depreciation and amortization	10,619	9,518	1,101	12%
Other operating expenses	88,760	80,727	8,033	10%
SG&A expenses	22,894	22,387	507	2%
Insurance recoveries, net of losses	(784)	(11,121)	10,337	93%
Total	$183,612	$157,599	$26,013	17%

Percent of revenue	84%	79%

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Total expenses increased 17% during the six months ended June 30, 2007 primarily as a result of 46 additional live racing days at Fair Grounds as well as a reduction in the recognition of insurance recoveries, net of losses of $10.3 million related to Hurricanes Katrina and Wilma.  Expenses also increased due to the launch of twinspires.com and the acquisition of ATAB and BRIS.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%

Interest income	$665	$305	$360	118%
Interest expense	(1,131)	(909)	(222)	(24)%
Unrealized gain on derivative instruments	408	408	-	-
Miscellaneous, net	1,092	283	809	286%
Other income (expense)	$1,034	$87	$947	1,089%

Provision for income taxes	$(14,165)	$(16,955)	$2,790	17%

Effective tax rate	40%	41%

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•

Interest income increased during the six months ended June 30, 2007 primarily due to lower investments of excess cash during the six months ended June 30, 2006 as a result of the payment of income taxes related to the gain on the sale of the assets of Hollywood Park, which was realized during 2005.  Also, interest expense increased primarily due to the recognition of a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the three months ended June 30, 2007.

•

Miscellaneous income increased during the six months ended June 30, 2007 primarily as a result of a gain of $1.7 million recognized related to the sale of a tract of land held by Arlington Park, which was partially offset by the performance of our investment in Racing World Limited (“Racing World”), TrackNet and HRTV.  Racing World is a subscription television channel that broadcasts races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$96,548	$94,273	$2,275	2%
Arlington Park	42,208	39,565	2,643	7%
Calder Race Course	28,023	29,122	(1,099)	(4)%
Louisiana Operations	48,545	35,775	12,770	36%
Total racing operations	215,324	198,735	16,589	8%
Other investments	4,418	1,581	2,837	179%
Corporate revenues	1,020	1,073	(53)	(5)%
Eliminations	(2,987)	(2,034)	(953)	(47)%
	$217,775	$199,355	$18,420	9%

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Significant items affecting comparability of our revenues by segment include:

•	Louisiana Operations revenues increased primarily as a result of 46 additional live racing days at Fair Grounds during the six months ended June 30, 2007 compared to the same period of 2006.

•	Other investments revenues increased primarily due to the launch of twinspires.com and the acquisition of ATAB and BRIS during the six months ended June 30, 2007.

•

Arlington Park revenues increased, despite three fewer live race days, primarily as a result of increased pari-mutuel revenues.  We experienced an increase in average starters per race, which we believe is partially attributable to the installation of a new Polytrack racing surface.  In addition, during January and February, when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois.  The IRB appointed Arlington Park as the host track in Illinois for 45 days during portions of January and February of 2007 compared to 37 days during January and February of 2006, which resulted in additional revenues of $1.2 million during the six months ended June 30, 2007 compared to the same period of 2006.

•

Churchill Downs Racetrack revenues increased during the six months ended June 30, 2007 primarily as a result of increased prices in the 2007 Kentucky Derby and Kentucky Oaks seating as well as an increase in corporate hospitality areas.

•

Net revenues at Calder decreased primarily due to the fact that simulcast operations initiated during January 2006, which were conducted for 20 days, ceased upon a stay issued by the Florida Supreme Court in response to a challenge of such simulcasting activity.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$61,022	$61,570	$(548)	(1)%
Arlington Park	43,213	41,351	1,862	5%
Calder Race Course	28,897	30,223	(1,326)	(4)%
Louisiana Operations	44,628	22,337	22,291	100%
Total racing operations	177,760	155,481	22,279	14%
Other investments	6,178	1,120	5,058	452%
Corporate expenses	12,303	11,791	512	4%
Eliminations	(12,629)	(10,793)	(1,836)	(17)%
	$183,612	$157,599	$26,013	17%

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Significant items affecting comparability of our expenses by segment include:

•

Louisiana Operations expenses increased $22.3 million primarily as a result of the recognition of insurance recoveries, net of losses of $10.3 million related to Hurricane Katrina during the six months ended June 30, 2006. Additionally, purse expenses increased by $5.0 million, and salary expenses increased by $4.1 million primarily due to 46 more live racing days during the six months ended June 30, 2007 compared to the same period of 2006.

•	Other investments expenses increased during the six months ended June 30, 2007 primarily due to the launch of twinspires.com and the acquisition of ATAB and BRIS.

Discontinued Operations

The following table presents earnings (losses) from discontinued operations for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%

Net revenues	$7,789	$20,698	$(12,909)	(62)%
Operating expenses	6,419	21,475	(15,056)	(70)%
Gross profit (loss)	1,370	(777)	2,147	276%
Selling, general and administrative expenses	576	1,577	(1,001)	(63)%
Insurance recoveries, net of losses	-	(74)	74	100%
Operating income (loss)	794	(2,280)	3,074	135%
Other income (expense):
Interest income	62	57	5	9%
Interest expense	(157)	(273)	116	42%
Miscellaneous, net	36	382	(346)	(91)%
	(59)	166	(225)	(136)%
Earnings (loss) before income taxes	735	(2,114)	2,849	135%
(Provision) benefit for income taxes	(457)	306	(763)	(249)%
Earnings (loss) from operations	278	(1,808)	2,086	115%
Loss on sale of assets, net of income taxes	(182)	-	(182)	(100)%
Net earnings (loss)	$96	$(1,808)	$1,904	105%

Significant items affecting comparability of earnings from discontinued operations include:

•                  The results of operations of discontinued operations for the six months ended June 30, 2007 include the results of operations of Hoosier Park compared to those of both Ellis Park and Hoosier Park for the six months ended June 30, 2006.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2007 and December 31, 2006 (in thousands):

			Change
	June 30, 2007	December 31, 2006	$	%
Total assets	$606,465	$546,328	$60,137	11%
Total liabilities	$229,626	$196,249	$33,377	17%
Total shareholders’ equity	$376,839	$350,079	$26,760	8%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in goodwill of $53.5 million and other intangible assets of $24.5 million associated with the acquisition of ATAB and BRIS and decreases in assets held for sale of $25.4 million.  Assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park in March 2007.

•

Significant changes within total liabilities include increases in long-term debt and accounts payable of $55.6 million and $17.2 million, respectively.  Partially off-setting these increases are decreases in deferred revenue, liabilities associated with assets held for sale and dividends payable of $16.4 million, $13.7 million and $6.7 million, respectively.  Long-term debt increased in connection with borrowings on our revolving line of credit to fund the acquisition of ATAB and BRIS.  Accounts payable increased due to increased payables to horsemen associated with our spring race meets and the addition of deposit wagering liabilities associated with our account wagering businesses. Deferred revenue decreased primarily due to the recognition of revenues associated with the 2007 Kentucky Derby, Kentucky Oaks and the remainder of the spring meet held at Churchill Downs Racetrack. Liabilities associated with assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park in March 2007.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%
Operating activities	$52,620	$61,628	$(9,008)	(15)%
Investing activities	$(115,545)	$(24,158)	$(91,387)	(378)%
Financing activities	$56,651	$(19,972)	$76,623	384%

Significant items affecting comparability of our liquidity and capital resources include:

•                  The decrease in cash provided by operating activities is primarily the result of excess cash generated during the six months ended June 30, 2006 by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005.  We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•                  The increase in cash used in investing activities is attributable primarily to the acquisition of ATAB and BRIS and cash sold in connection with the sale of the remaining ownership interest of Hoosier Park.  Additions to plant and equipment during the six months ended June 30, 2007 primarily included spending related to the new Polytrack racing surface as well as a new dormitory at Arlington Park.

•                  We borrowed in excess of our repayments on our revolving loan facilities of $60.2 million during the six months ended June 30, 2007 primarily due to the fact that funding was needed for the acquisition of ATAB and BRIS.  Repayments exceeded borrowings on our revolving loan facilities by $11.9 million during the six months ended June 30, 2006.

Credit Facilities and Indebtedness

On May 2, 2007, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement dated September 23, 2005 (the “Agreement”).  The First Amendment primarily serves (i) to reduce the maximum aggregate commitment under the credit facility from $200 million to $120 million and (ii) to reduce the interest rates applicable to amounts borrowed under this facility.  Given the reduction in the maximum aggregate commitment, four lenders that were originally parties to the Agreement are removed as lenders under the terms of the First Amendment.  We recognized a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the second quarter of 2007.  All other major terms of the Agreement remain the same including the facility termination date of September 23, 2010.  Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $170 million.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, we had $55.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.  Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.6 million.

ITEM 4.          CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the President and Chief Executive Officer (“CEO”) and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon this evaluation, the CEO and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)         Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and Principal Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2007.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.              Risk Factors

Information regarding risk factors appears in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

We may experience difficulty in integrating recent or future acquisitions into our operations.

On June 11, 2007, we acquired through two separate acquisitions certain of the assets and business of AmericaTab and certain of its affiliates and Bloodstock Research Information Services, Inc. and certain of its affiliates. These transactions resulted in our acquiring three account wagering platforms and two data services operations which produces handicapping and pedigree reports sold to participants in the horse racing industry, including horseplayers and racing-related publications.  We may pursue additional acquisitions in the future.

The successful integration of newly acquired businesses into our operations will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns.  We may not be able to successfully integrate these businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all.  Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results.  These costs could include:

•                  restructuring charges associated with the acquisitions;

•                  non-recurring acquisition costs, including accounting and legal fees, investment banking fees and recognition of transaction-related costs or liabilities; and

•                  costs of imposing financial and management controls (such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002) and operating, administrative and information systems.

Although we perform financial, operational and legal diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations.  In any acquisition we make we face risks which include:

•                  the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;

•                  the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•                  the possibility that we have acquired substantial undisclosed liabilities;

•                  costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;

•                  the risks of entering markets in which we have limited or no prior experience;

•                  the potential loss of key employees or customers; and

•                  the possibility that we may be unable to recruit additional managers with the necessary skills to supplement the management of the acquired businesses.

If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be adversely affected.

Any infringement by us on intellectual property rights of others could adversely affect our business and operating results or result in litigation.

In the course of our business, we become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future.  We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all.  We also may be subject to significant damages or injunctions against the development and sale of our products and services.

Our results may be affected by the outcome of litigation within our industry and the protection and validity of our intellectual property rights. For example, on May 17, 2007, ODS Technologies, L.P., d/b/a TVG Network filed a patent infringement lawsuit related to account wagering platforms against MEC, HRTV, LLC and XPRESSBET, Inc.  HRTV is owned by MEC and us, each holding a 50% ownership interest. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation surrounding it has the effect of increasing the risks associated with certain of our product offerings, particularly in the area of account wagering.  There can be no assurance that we would not become a party to litigation surrounding our account wagering business or that such litigation would not cause us to suffer losses or disruption in our business strategy.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

The registrant’s 2007 Annual Meeting of Shareholders (“Annual Meeting”) was held on June 28, 2007.  Proxies were solicited by the registrant’s Board of Directors pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition of the Board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the shareholders.  Voting results for each nominee were as follows:

Class II Director	Votes For	Votes Withheld
Richard L. Duchossois	10,963,601	690,773
J. David Grissom	10,958,756	695,618
Seth W. Hancock	10,991,924	662,450
Susan E. Packard	10,017,290	1,637,084

At the Annual Meeting, shareholders approved a proposal to approve the material terms of the performance goals established by the Compensation Committee of the Board of Directors for the payment of compensation to Robert L. Evans and William C. Carstanjen under the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997).  The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
8,368,466	660,391	51,006	2,574,511

At the Annual Meeting, shareholders approved a proposal to approve the Churchill Downs 2007 Omnibus Stock Incentive Plan.  The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
7,308,024	1,726,887	44,952	2,574,511

At the Annual Meeting, shareholders approved a proposal to approve certain stock option and restricted stock grants to Robert L. Evans.  The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
8,198,188	830,210	51,465	2,574,511

At the Annual Meeting, shareholders approved a proposal to approve an amendment to the Churchill Downs Incorporated 2005 Deferred Compensation Plan to increase the number of shares in which directors may invest.  The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
8,321,428	712,836	45,599	2,574,511

At the Annual Meeting, shareholders approved a proposal to approve the minutes of the 2006 Annual Meeting. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
7,158,414	1,874,799	46,650	2,574,511

ITEM 5.          Other Information

On March 15, 2007, the Board of Directors of the Company adopted the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Plan”).  The Plan was approved by the shareholders of the Company on, and is effective as of, June 28, 2007.  The purpose of the Plan is to advance the long-term success of the Company by encouraging stock ownership among key employees and members of the Board of Directors who are not employees.

The Plan is administered by the Compensation Committee of the Board of Directors.  Subject to the terms of the Plan, the Compensation Committee has the discretion to determine the terms of each award granted under the Plan. The Compensation Committee may delegate to one or more officers of the Company the authority to grant awards to participants who are not directors or executive officers of the Company. The Compensation Committee must fix the total number of shares that may be subject to grants made under this delegation.

Awards under the Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares or performance units.  The Plan provides that grants of performance shares, performance units or, when determined by the Compensation Committee, stock options, restricted share units, restricted stock or other stock-based awards may be made based upon “performance objectives,” as specified in the Plan.

Employees of the Company and its subsidiaries and nonemployee directors may be selected by the Compensation Committee to receive awards under the Plan. The benefits or amounts that may be received by or allocated to participants under the Plan will be determined at the discretion of the Compensation Committee and are not presently determinable.

The maximum number of shares as to which stock awards may be granted under the Plan is 1,630,000 shares of Common Stock. Stock awards other than stock options will be counted against the Plan maximum in a 2-to-1 ratio. This reserved share amount is subject to adjustments by the Compensation Committee as provided in the Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events.

No participant may receive awards during any one calendar year representing more than 300,000 shares of Common Stock or more than 7,500,000 performance units, subject to adjustments by the Compensation Committee as provided in the Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events.

Stock options entitle the optionee to purchase shares of Common Stock at a price equal to or greater than the fair market value on the date of grant. Options may be either incentive stock options or nonqualified stock options, provided that only employees may be granted incentive stock options. The option may specify that the option price is payable (i) in cash, (ii) by the transfer to the Company of unrestricted stock, (iii) with any other legal consideration the Compensation Committee may deem appropriate or (iv) any combination of the foregoing. No stock option may be exercised more than ten (10) years from the date of grant. Each grant may specify a period of continuous employment or service with the Company or any subsidiary that is necessary before the stock option or any portion thereof will become exercisable and may provide for the earlier exercise of the option in the event of a change in control of the Company or similar event.

Stock appreciation rights represent the right to receive an amount, determined by the Compensation Committee and expressed as a percentage not exceeding 100%, of the difference between the “base price” established for such rights and the fair market value of the Company’s Common Stock on the date the rights are exercised. The base price must not be less than the fair market value of the Common Stock on the date the right is granted. The grant may specify that the amount payable upon exercise of the stock appreciation right may be paid by the Company (i) in cash, (ii) in shares of the Company’s Common Stock or (iii) any combination of the foregoing. Any grant may specify a waiting period or periods before the stock appreciation rights may become exercisable and permissible dates or periods on or during which the stock appreciation rights shall be exercisable, and may specify that the stock appreciation rights may be exercised only in the event of a change of control of the Company or similar event. The Compensation Committee may grant “tandem” stock appreciation awards in connection with an option or “free-standing” stock appreciation awards unrelated to an option. No stock appreciation right may be exercised more than ten (10) years from the date of grant and each grant of a free-standing stock appreciation right must specify the period of continuous employment or service that is necessary before the free-standing stock appreciation right or installments thereof may be exercisable.

An award of restricted stock involves the immediate transfer by the Company to a participant of ownership of a specific number of shares of Common Stock in return for the performance of services. The participant is entitled immediately to voting, dividend and other ownership rights in such shares, subject to the discretion of the Compensation Committee to not include any of such rights during the restriction period. The transfer may be made without additional consideration from the participant. The Compensation Committee may specify performance objectives that must be achieved for the restrictions to lapse. Restricted stock must be subject to a “substantial risk of forfeiture” within the meaning of Code Section 83 for a period to be determined by the Compensation Committee on the grant date, and any grant or sale may provide for the earlier termination of such risk of forfeiture in the event of a change of control of the Company or similar event.

An award of restricted share units granted under the Plan represents the right to receive a specific number of shares at the end of a specified deferral period. Any grant of restricted share units may be further conditioned upon the attainment of performance objectives. The grant may provide for the early termination of the deferral period in the event of a change in control of the Company or similar event. During the deferral period, the participant is not entitled to vote or receive dividends on the shares subject to the award, but the Compensation Committee may provide for the payment of dividend equivalents on a current or deferred basis. The grant of restricted share units may be made without any consideration from the participant other than the performance of future services.

A performance share is the equivalent of one share of Common Stock, and a performance unit is the equivalent of $1.00. Each grant will specify one or more performance objectives to be met within a specified period (the “performance period”), which may be subject to earlier termination in the event of a change in control of the Company or a similar event. If by the end of the performance period the participant has achieved the specified performance objectives, the participant will be deemed to have fully earned the performance shares or performance units. If the participant has not achieved the level of acceptable achievement, the participant may be deemed to have partly earned the performance shares or performance units in accordance with a predetermined formula. To the extent earned, the performance shares or performance units will be paid to the participant at the time and in the manner determined by the Compensation Committee in cash, shares of the Company’s Common Stock or any combination thereof.

The Plan will terminate on the tenth anniversary of the date it is approved by shareholders, and no award will be granted under the Plan after that date. The Plan may be amended by the Board of Directors, but without further approval by the shareholders of the Company, no such amendment may increase the limitations set forth in the Plan on the number of shares that may be issued under the Plan or any of the limitations on awards to individual participants.

The foregoing summary of the Plan is qualified in its entirety by the full text of the Plan, which is filed herewith as Exhibit 10(a) and incorporated herein by this reference.

ITEM 6.          Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 7, 2007	/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer (Principal Executive Officer)

August 7, 2007	/s/ Michael W. Anderson
Michael W. Anderson Vice President, Corporate Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To
2(a)

Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”.

Exhibit 2.1 to Report on Form 8-K dated June 11, 2007

2(b)

Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”.

Exhibit 2.2 to Report on Form 8-K dated June 11, 2007

4(a)

Amendment No. 1 to the Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and National City Bank, as Documentation Agent, dated as of May 2, 2007.

Exhibit 10.1 to Report on Form 8-K dated May 2, 2007

10(a)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan.	Exhibit A to Schedule 14A filed April 30, 2007

10(b)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007.	Report on Form 10-Q for the fiscal quarter ended June 30, 2007

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2007

31(i)(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2007

32	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a — 14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2007