Form 10-K/A
period 2006-12-31
CHURCHILL DOWNS INC
filed 2007-10-31
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 28, 2007, are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 79-84.

EXPLANATORY NOTE

Churchill Downs Incorporated (the “Company”) recently determined that disclosure regarding a previously disclosed transaction with a related party that occurred during the year ended December 31, 2004 was excluded from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Accordingly, the Company is filing this Annual Report on Form 10-K/A to amend its consolidated financial statements to include this disclosure. In addition, the Company has separately identified a convertible note payable with a related party on the face of the Consolidated Balance Sheet and has deleted the subtotal Gross Profit on the face of the Consolidated Statement of Net Earnings in this Annual Report on Form 10-K/A.

The Items of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 which are amended are as follows:  Item 6 Selected Financial Data; Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations;  Item 8 Financial Statements and Supplementary Data (including Consolidated Balance Sheets, Consolidated Statements of Net Earnings, Notes to Consolidated Financial Statements (Notes 2 and 12)).

The remaining Items contained within this Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2006 in the form filed on March 12, 2007. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the amendment.

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

E.             Licenses and Live Race Dates

The following table is a summary of our 2007 and 2006 live racing dates and the number of live racing days for each of our five racetracks and Ellis Park during the portion of 2006 that it was under our ownership. Racing dates are generally approved by the respective state racing authorities:

	2007			2006
Racetrack	Racing Dates		# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 28 — July 8		52	April 29 — July 16	57
Fall Meet	Oct. 28 — Nov. 24		21	Oct. 29 — Nov. 25	20
			73		77

Calder Race Course
Calder Meet	April 25 — Oct. 14		112	April 25 — Oct. 15	112
Tropical Meet 05/06				Jan. 1 — Jan. 2.	2
Tropical Meet 06/07	Jan. 1 — Jan. 2		2	Oct. 16 — Dec. 31	58
Tropical Meet 07/08	Oct. 15 — Dec. 31		58
			172		172

Arlington Park	May 4 — Sept. 16		94	May 5 — Sept. 12	95

Fair Grounds
Winter Meet 05/06*				Jan. 1 — Jan. 22	12
Winter Meet 06/07	Jan. 1 — March 25		57	Nov. 23 — Dec. 31	24
Winter Meet 07/08	Nov. 22 — Dec. 31		24
			81		36

Hoosier Park
Standardbred Meet	April 6 — June 30		61	April 1 — June 24	60
Thoroughbred Meet	Sept. 1 — Nov. 24		61	Sept. 2 — Nov. 25	59
			122		119

Ellis Park	N/A	**		July 19 — Sept. 4	36

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

We May Experience Resistance to Certain of Our Business Strategies.

We have entered into a reciprocal content swap agreement with MEC to exchange our respective horse racing signals with each other. MEC and the Company have also formed a venture which will serve as agent to MEC and the Company to sell our content to third parties, including racetracks, OTB’s, casinos and other advance deposit wagering operators. The venture will also act as agent to MEC and the Company to purchase horse racing content from third parties to make available through our respective outlets including our advance deposit wagering platform. Other industry participants may not agree to sell and decline to purchase our content from the venture and/or to sell their content to us through the venture. This resistance may reduce the distribution of our content and/or our ability to purchase content for our outlets, including our advance deposit wagering platform, potentially having a material, adverse effect on our results of operations.

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

	Dec. ’01	Dec. ’02	Dec. ’03	Dec. ’04	Dec. ’05	Dec. ’06
Churchill Downs Inc.	$100.00	$104.64	$101.06	$125.55	$104.55	$123.08
Leisure Industry	$100.00	$89.45	$125.73	$175.26	$177.47	$224.46
NASDAQ	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31,
(In thousands, except per common share data)	2006	2005	2004	2003	2002
Operations:

Net revenues	$376,671	$356,342	$304,888	$291,501	$286,499

Operating income	$49,582	$23,950	$30,994	$36,586	$30,571

Net earnings from continuing operations	$30,217	$13,848	$14,274	$23,075	$18,454

Discontinued operations, net of income taxes	$(406)	$65,060	$(5,359)	$304	$1,181

Net earnings	$29,811	$78,908	$8,915	$23,379	$19,635

Basic net earnings from continuing operations per common share	$2.24	$1.05	$1.08	$1.75	$1.41

Basic net earnings per common share	$2.21	$5.92	$0.67	$1.77	$1.50

Diluted net earnings from continuing operations per common share	$2.22	$1.04	$1.07	$1.72	$1.38

Diluted net earnings per common share	$2.19	$5.86	$0.67	$1.75	$1.47

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance Sheet Data at Period End:

Total assets	$546,328	$517,844	$642,594	$503,892	$468,667

Working capital (deficiency) surplus	$1,650	$(15,269)	$135,640	$115,693	$137,859

Long-term debt	$—	$15,602	$225,000	$115,878	$117,622

Convertible note payable, related party	$13,393	$12,973	$12,552	$—	$—

Other Data:

Shareholders’ equity	$350,079	$316,231	$238,428	$251,350	$232,130

Shareholders’ equity per common share	$26.09	$24.08	$18.48	$18.97	$17.64

Additions to racing plant and equipment, exclusive of business acquisitions, net	$46,599	$43,238	$77,172	$40,855	$22,723

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

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K/A are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K/A.

You should read this discussion with the financial statements and other financial information included in this report. Our significant accounting polices are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

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

During 2005, we completed the disposition of the assets of Hollywood Park Racetrack for a purchase price of $254.6 million. During 2006, we sold all of the issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”). On December 13, 2006, we entered into a definitive agreement to sell our 62% ownership interest in Hoosier Park. The primary reasons for selling Hollywood Park Racetrack were to achieve a significant return on the asset and significantly reduce our long-term debt balances. We made the decision to sell Ellis Park and Hoosier Park in order to dispose of two assets which we considered to be underperforming and to provide us with additional opportunities and resources to focus on our other assets and operations. As of the date of the filing of this Annual Report on Form 10-K/A, we do not anticipate further dispostions of our operations in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A. Please refer to further sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Item 7 as well as our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for further details regarding these dispositions.

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

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust fund filed a complaint on May 30, 2006 in the Circuit Court of Will County,

Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust fund. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Attorney General is representing Illinois on this matter. The litigation is ongoing. As of the date of the filing of our Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter will have on our consolidated financial position and results of operations.

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

Additional information regarding how our business can be impacted by competition and legislative changes is included in Items 1F and 1G, respectively, in this Annual Report on Form 10-K/A.

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

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have very few live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. However in 2004, we acquired Fair Grounds, which has provided us with more live racing days in the first quarter. Information regarding racing dates at our facilities for 2007 and 2006 is included in Item 1E, “Licenses and Live Racing Dates” of this Annual Report on Form 10-K/A.

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

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31			‘06 vs.‘05 Change		‘05 vs.‘ 04 Change
	2006	2005	2004	$	%	$	%
Interest income	$866	$548	$373	$318	58%	$175	47%
Interest expense	(1,869)	(1,136)	(665)	(733)	(65)%	(471)	(71)%
Unrealized gain (loss) on derivative instruments	817	818	(4,254)	(1)	—	5,072	119%
Miscellaneous, net	213	482	2,138	(269)	(56)%	(1,656)	(77)%
Other income (expense)	$27	$712	$(2,408)	$(685)	(96)%	$3,120	130%

Provision for income taxes	$(19,392)	$(10,814)	$(14,312)	$(8,578)	(79)%	$(3,498)	(24)%

Effective tax rate	39%	44%	50%

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

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Year ended December 31,			‘06 vs. ‘05 Change		‘05 vs.‘ 04 Change
	2006	2005	2004	$	%	$	%
Churchill Downs Racetrack	$98,171	$92,714	$84,306	$5,457	6%	$8,408	10%
Arlington Park	85,983	84,222	81,887	1,761	2%	2,335	3%
Calder Race Course	87,636	88,033	88,509	(397)	(1)%	(476)	(1)%
Louisiana Operations	50,610	61,438	13,749	(10,828)	(18)%	47,689	347%
CDSN	46,889	48,591	43,079	(1,702)	(4)%	5,512	13%
Total racing operations	369,289	374,998	311,530	(5,709)	(2)%	63,468	20%
Other investments	3,001	2,700	2,858	301	11%	(158)	(6)%
Corporate expenses	21,356	18,045	10,439	3,311	18%	7,606	73%
Eliminations	(66,557)	(63,351)	(50,933)	(3,206)	(5)%	(12,418)	(24)%
	$327,089	$332,392	$273,894	$(5,303)	(2)%	$58,498	21%

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

Discontinued Operations

The following table presents earnings (loss) from discontinued operations, which includes the results of operations of Hoosier Park, Ellis Park and Hollywood Park Racetrack,  for the years ended December 31, 2006, 2005 and 2004 (in thousands):

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

Our commitments to make future payments also consist of obligations under operating lease agreements.  Future payments related to the convertible note payable, related party and operating lease agreements at December 31, 2006 are summarized as follows (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Convertible note payable, related party	—	—	—	$13,393	$13,393
Operating leases	$2,800	$4,546	$2,539	—	9,885
Total	$2,800	$4,546	$2,539	$13,393	$23,278

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

PricewaterhouseCoopers LLP

Louisville, Kentucky

March 12, 2007

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,751	$16,010
Restricted cash	12,704	4,714
Accounts receivable, net of allowance for doubtful accounts of $757 in 2006 and $786 in 2005	42,316	39,581
Deferred income taxes	6,274	3,836
Income taxes receivable	12,217	697
Other current assets	8,857	8,523
Assets held for sale	25,422	37,368
Total current assets	128,541	110,729

Plant and equipment, net	336,068	323,931
Goodwill	53,528	53,528
Other intangible assets, net	16,048	16,636
Other assets	12,143	13,020
Total assets	$546,328	$517,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,476	$27,197
Purses payable	18,128	10,514
Accrued expenses	40,781	40,093
Dividends payable	6,670	6,520
Deferred revenue	26,165	26,216
Liabilities associated with assets held for sale	13,671	15,458
Total current liabilities	126,891	125,998

Long-term debt	—	15,602
Convertible note payable, related party	13,393	12,973
Other liabilities	22,485	21,448
Deferred revenue	20,416	18,614
Deferred income taxes	13,064	6,978
Total liabilities	196,249	201,613

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,420 shares and 13,132 shares issued in 2006 and 2005, respectively	128,937	121,270
Retained earnings	221,142	198,001
Unearned compensation	—	(3,040)
Total shareholders’ equity	350,079	316,231
Total liabilities and shareholders’ equity	$546,328	$517,844

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2006	2005	2004
Net revenues:
Net pari-mutuel wagering	$263,849	$260,783	$234,153
Non-wagering	112,822	95,559	70,735
	376,671	356,342	304,888
Operating expenses:
Purses	118,999	112,437	97,368
Other direct expenses	182,608	177,673	143,556
Selling, general and administrative expenses	44,713	44,478	32,970
Insurance recoveries, net of losses	75,064	66,232	—
Operating income	49,582	23,950	30,994
Other income (expense):
Interest income	866	548	373
Interest expense	(1,869)	(1,136)	(665)
Unrealized gain (loss) on derivative instruments	817	818	(4,254)
Miscellaneous, net	213	482	2,138
	27	712	(2,408)
Earnings from continuing operations before provision for income taxes	49,609	24,662	28,586
Provision for income taxes	(19,392)	(10,814)	(14,312)
Net earnings from continuing operations	30,217	13,848	14,274
Discontinued operations, net of income taxes:
Loss from operations	(4,685)	(4,836)	(5,359)
Gain on sale of assets	4,279	69,896	—
Net earnings	29,811	78,908	8,915
Other comprehensive earnings, net of tax:
Change in fair value of cash flow hedges	—	180	181
Comprehensive earnings	$29,811	$79,088	$9,096

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$2.24	$1.05	$1.08
Discontinued operations	(0.03)	4.87	(0.41)
Net earnings	$2.21	$5.92	$0.67
Diluted
Net earnings from continuing operations	$2.22	$1.04	$1.07
Discontinued operations	(0.03)	4.82	(0.40)
Net earnings	$2.19	$5.86	$0.67

Weighted average shares outstanding:
Basic	13,159	12,920	13,196
Diluted	13,667	13,500	13,458

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

Future estimated aggregate amortization expense on other intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense

2007	$435
2008	$435
2009	$30
2010	$30
2011	$30

9.                   Income Taxes

Components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current payable:
Federal	$13,596	$12,661	$15,456
State and local	3,755	1,983	1,658
	17,351	14,644	17,114

Deferred:
Federal	1,689	(3,535)	(2,477)
State and local	352	(295)	(325)
	2,041	(3,830)	(2,802)
	$19,392	$10,814	$14,312

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

12.            Long-Term Debt

The following table presents our long-term debt outstanding at December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Long-term debt, due after one year:
$200 million revolving credit facility	—	$15,000
Swing line of credit	—	602
Convertible note payable, related party	$13,393	12,973
Total long-term debt	$13,393	$28,575

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

17.            Earnings Per Common Share Computations

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2006	2005	2004

Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings from continuing operations	$30,217	$13,848	$14,274
Net earnings from continuing operations allocated to convertible note payable	(788)	(248)	(53)
Numerator for basic earnings from continuing operations per common share	$29,429	$13,600	$14,221

Numerator for basic earnings (loss) per common share:
Net earnings	$29,811	$78,908	$8,915
Net earnings allocated to convertible note payable	(774)	(2,450)	(17)
Numerator for basic earnings per common share	$29,037	$76,458	$8,898

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$30,217	$13,848	$14,274
Interest expense on convertible note payable	140	137	113
Numerator for diluted earnings from continuing operations per common share	$30,357	$13,985	$14,387

Numerator for diluted earnings per common share:
Net earnings	$29,811	$78,908	$8,915
Interest expense on convertible note payable	176	137	113
Numerator for diluted earnings per common share	$29,987	$79,045	$9,028

Denominator for earnings (loss) per common share:
Basic	13,159	12,920	13,196
Plus dilutive effect of stock options	55	127	171
Plus dilutive effect of convertible note payable	453	453	91
Diluted	13,667	13,500	13,458

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.24	$1.05	$1.08
Discontinued operations	(0.03)	4.87	(0.41)
Net earnings	$2.21	$5.92	$0.67

Diluted
Earnings from continuing operations	$2.22	$1.04	$1.07
Discontinued operations	(0.03)	4.82	(0.40)
Net earnings	$2.19	$5.86	$0.67

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

	For the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Net revenues, previously reported in Form 10-Q	$45,028	$175,025	$106,350
Net revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(8,935)	(11,763)	(9,304)
Total revenues disclosed in Form 10-K/A	$36,093	$163,262	$97,046

Net (loss) earnings from continuing operations, previously reported in Form 10-Q	$(10,273)	$33,353	$2,718
Net (loss) earnings from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	343	1,465	147
Net (loss) earnings from continuing operations, disclosed in Form 10-K/A	$(9,930)	$34,818	$2,865

Discontinued operations, previously reported in Form 10-Q	$—	$—	$6,029
Discontinued operations from businesses sold and held for sale subsequent to the respective reporting period	(343)	(1,465)	(147)
Discontinued operations disclosed in Form 10-K/A	$(343)	$(1,465)	$5,882

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues (2)	$42,384	$152,749	$90,575	$70,634
Net (loss) earnings from continuing operations (2)	$(9,504)	$22,099	$4,061	$(2,808)
Discontinued operations (2)	$(4,393)	$2,087	$67,574	$(208)
Net (loss) earnings	$(13,897)	$24,186	$71,635	$(3,016)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.74)	$1.66	$0.30	$(0.22)
Discontinued operations	(0.34)	0.15	5.06	(0.01)
Net (loss) earnings	$(1.08)	$1.81	$5.36	$(0.23)
Diluted:
Net (loss) earnings from continuing operations	$(0.74)	$1.65	$0.30	$(0.22)
Discontinued operations	(0.34)	0.15	5.00	(0.01)
Net (loss) earnings	$(1.08)	$1.80	$5.30	$(0.23)

(2)          The amounts presented for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q for each period as a result of discontinued operations. The following is a reconciliation to the amounts previously reported in the Form 10-Q.

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005
Net revenues, previously reported in Form 10-Q	$51,882	$163,207	$101,661
Net revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(9,498)	(10,458)	(11,086)
Total revenues disclosed in Form 10-K/A	$42,384	$152,749	$90,575

Net (loss) earnings from continuing operations, previously reported in Form 10-Q	$(9,858)	$22,678	$3,159
Net (loss) earnings from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	354	(579)	902
Net (loss) earnings from continuing operations, disclosed in Form 10-K/A	$(9,504)	$22,099	$4,061

Discontinued operations, previously reported in Form 10-Q	$(4,039)	$1,508	68,476
Discontinued operations from businesses sold and held for sale subsequent to the respective reporting period	(354)	579	(902)
Discontinued operations disclosed in Form 10-K/A	$(4,393)	$2,087	$67,574

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	(1)	Consolidated Financial Statements	41
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2006, 2005 and 2004 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	41
		Consolidated Balance Sheets	43
		Consolidated Statements of Net Earnings and Comprehensive Earnings	44
		Consolidated Statements of Shareholders’ Equity	45
		Consolidated Statements of Cash Flows	46
		Notes to Consolidated Financial Statements	48

	(2)	Schedule VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	77

(b)		Exhibits
		See exhibit index.	77

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

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)
October 31, 2007

/s/ Michael W. Anderson
Michael W. Anderson,
Vice President, Corporate Finance and Treasurer (Principal Financial and Accounting Officer)
October 31, 2007

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

Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

(aa)	Retirement and Release Agreement with Clifford C. Goodrich *	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005

(bb)	Employment Agreement dated as of March 13, 2003, as amended and restated as of December 31, 2005, with Thomas H. Meeker *	Report on Form 8-K dated January 4, 2006

(cc)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Report on Form 10-Q/A dated March 8, 2006

(dd)	Summary of the Company’s Bonus Awards for the Named Executive Officers*	Report on Form 8-K dated March 10, 2006

(ee)	Summary of the Company’s Performance Goals for the Named Executive Officers*	Report on Form 8-K dated March 28, 2006

(ff)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan *	Exhibit 10.1 to Report on Form 8-K dated June 2, 2006

(gg)	Churchill Dows Incorporated 2004 Restricted Stock Plan, as amended *	Exhibit 10.1 to Report on Form 8-K dated June 15, 2006

(hh)	First Amendment to Employment Agreement, as Amended and Restated as of December 31, 2005, with Thomas H. Meeker *	Exhibit 10.1 to Report on Form 8-K dated July 18, 2006

(ii)	Description of Special Recognition Bonus for Thomas H. Meeker*	Report on Form 8-K dated August 11, 2006

(jj)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(kk)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(c) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ll)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(d) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(mm)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(e) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(nn)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(f) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(oo)	Offer Letter to Vernon Niven, III accepted as of September 12, 2006.*	Exhibit 10(g) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(pp)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Report on Form 8-K dated March 6, 2007

(qq)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Report on Form 8-K dated March 6, 2007

14	The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21	Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2006

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K/A for the year ended December 31, 2006

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K/A for the year ended December 31, 2006

(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K/A for the year ended December 31, 2006

32	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a — 14(b))	Exhibit 32 to Report on Form 10-K/A for the year ended December 31, 2006

*Management contract or compensatory plan or arrangement.