Form 10-Q
period 2007-09-30
CHURCHILL DOWNS INC
filed 2007-11-07
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of registrant’s common stock at November 2, 2007 was 13,687,407 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2007

PART I.                FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,599	$20,751
Restricted cash	12,396	12,704
Accounts receivable, net of allowance for doubtful accounts of $901 at September 30, 2007 and $757 at December 31, 2006	30,580	42,316
Deferred income taxes	6,270	6,274
Income taxes receivable	6,030	12,217
Other current assets	10,329	8,857
Assets held for sale	-	25,422
Total current assets	81,204	128,541

Plant and equipment, net	355,639	336,068
Goodwill	107,034	53,528
Other intangible assets, net	39,850	16,048
Other assets	15,568	12,143
Total assets	$599,295	$546,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,383	$21,476
Purses payable	15,211	18,128
Accrued expenses	38,032	40,781
Dividends payable	-	6,670
Deferred revenue	10,399	26,165
Liabilities associated with assets held for sale	-	13,671
Total current liabilities	95,025	126,891

Long-term debt	55,049	-
Convertible note payable, related party	14,129	13,393
Other liabilities	21,983	22,485
Deferred revenue	19,680	20,416
Deferred income taxes	13,406	13,064
Total liabilities	219,272	196,249

Commitments and contingencies
Shareholders’ equity:
Preferred stock; no par value; 250 shares authorized; no shares issued	-	-
Common stock; no par value; 50,000 shares authorized; 13,683 shares issued September 30, 2007 and 13,420 shares issued December 31, 2006	137,254	128,937
Retained earnings	242,769	221,142
Total shareholders’ equity	380,023	350,079
Total liabilities and shareholders’ equity	$599,295	$546,328

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and nine months ended September 30,

(Unaudited)  (in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$103,905	$97,046	$321,680	$296,401

Operating expenses	86,264	82,845	247,766	229,178
Selling, general and administrative expenses	13,009	10,820	35,903	33,208
Insurance recoveries, net of losses	-	(1,832)	(784)	(12,954)

Operating profit	4,632	5,213	38,795	46,969

Other income (expense):
Interest income	163	244	828	549
Interest expense	(1,123)	(371)	(2,254)	(1,280)
Equity in loss of unconsolidated investments	(1,278)	(319)	(2,271)	(614)
Miscellaneous, net	484	437	2,977	1,423
	(1,754)	(9)	(720)	78

Earnings from continuing operations before provision for income taxes	2,878	5,204	38,075	47,047

Provision for income taxes	(1,741)	(2,339)	(15,906)	(19,294)

Net earnings from continuing operations	1,137	2,865	22,169	27,753

Discontinued operations, net of income taxes:
(Loss) earnings from operations	(319)	1,685	(41)	(123)
Gain (loss) on sale of business	-	4,197	(182)	4,197

Net earnings	$818	$8,747	$21,946	$31,827

Net earnings per common share:

Basic
Net earnings from continuing operations	$0.08	$0.21	$1.60	$2.05
Discontinued operations	(0.02)	0.43	(0.02)	0.30
Net earnings	$0.06	$0.64	$1.58	$2.35

Diluted
Net earnings from continuing operations	$0.08	$0.21	$1.59	$2.04
Discontinued operations	(0.02)	0.43	(0.01)	0.29
Net earnings	$0.06	$0.64	$1.58	$2.33

Weighted average shares outstanding
Basic	13,509	13,149	13,436	13,116
Diluted	14,038	13,656	13,937	13,635

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited)  (in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$21,946	$31,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,759	15,670
Loss on sale of business	297	3,666
Equity in loss of unconsolidated investments	2,271	614
Unrealized gain on derivative instruments	(612)	(612)
Asset impairment loss	-	13,646
Share-based compensation	4,669	999
Gain on asset disposition	(1,763)	(13)
Other	806	316
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	2,993	(11,775)
Accounts receivable	3,450	(4,673)
Other current assets	(1,035)	(5,222)
Accounts payable	2,382	242
Purses payable	(429)	12,287
Accrued expenses	(1,836)	5,950
Deferred revenue	(5,238)	(2,434)
Income taxes receivable	6,188	(1,382)
Other assets and liabilities	4,493	1,245
Net cash provided by operating activities	55,341	60,351
Cash flows from investing activities:
Additions to plant and equipment	(37,548)	(35,393)
Acquisition of businesses	(79,338)	-
Proceeds from the sale of business, net of cash sold	(8,897)	(347)
Purchases of investments	(1,480)	-
Proceeds on sale of plant and equipment	2,975	15
Change in deposit wagering asset	(3,027)	-
Net cash used in investing activities	(127,315)	(35,725)
Cash flows from financing activities:
Borrowings on bank line of credit	250,765	217,480
Repayments on bank line of credit	(190,566)	(233,082)
Change in book overdraft	2,670	(4,161)
Windfall tax benefit from share-based compensation	509	483
Payment of dividends	(6,670)	(6,520)
Common stock issued	3,140	3,549
Change in deposit wagering liability	(347)	-
Net cash provided by (used in) financing activities	59,501	(22,251)
Net (decrease) increase in cash and cash equivalents	(12,473)	2,375
Cash and cash equivalents, beginning of period	28,072	22,488
Cash and cash equivalents, end of period	15,599	24,863
Cash and cash equivalents included in assets held for sale	-	4,924
Cash and cash equivalents in continuing operations	$15,599	$19,939

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

for the nine months ended September 30,

(Unaudited)  (in thousands)

	2007	2006
Cash paid during the period for:
Interest	$1,177	$858
Income taxes	$8,819	$13,244
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable/accrued expenses	$14	$1,483
Assignment of notes receivable	$4,000	-
Issuance of common stock with restricted stock plan	$8,278	$216
Assets acquired and liabilities assumed in acquisition of businesses:
Accounts receivable, net	$4,164	-
Prepaid expenses	$152	-
Other non-current assets	$5	-
Plant and equipment	$848	-
Goodwill	$53,506	-
Other intangible assets	$25,000	-
Accounts payable	$4,144	-
Accrued expenses	$162	-
Deferred revenue	$31	-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of the Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal and recurring nature.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Churchill Downs California Company and Churchill Downs California Fall Operating Company, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct horse racing at Calder Race Course (“Calder Race Course”), Arlington Park Racecourse, LLC and Arlington Management Services, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, L.L.C. (“CD Louisiana Video”) and its wholly owned subsidiary, Video Services, Inc. (“VSI”), collectively referred to as the Louisiana Operations, Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires.com, CDTIC Acquisition, LLC, Churchill Downs Management Company (“CDMC”), Churchill Downs Investment Company (“CDIC”) and Churchill Downs Simulcast Productions (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating profit.

Comprehensive Earnings (Loss)

The Company had no other components of comprehensive earnings (loss) and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

2.	Acquisitions and New Ventures

Slots Operations

Fair Grounds Race Course (“Fair Grounds”) previously received all statutory, regulatory and other authorizations to operate up to 700 slot machines in a permanent facility at the racetrack. On September 18, 2007, the Louisiana Gaming Control Board, upon the recommendation of the Louisiana State Police, approved the opening of the Fair Grounds temporary slots facility. The facility was opened to the public on September 21, 2007 with a total of 245 slot machines available. Upon commencement of the temporary slots facility, the Company was required to cease video poker operations at the on-site simulcast facility.

Also, in September, Fair Grounds resumed its phase one construction of its permanent facility that had been halted due to the damages to its facilities caused by Hurricane Katrina. The permanent facility is scheduled to be completed in late 2008.

Acquisitions Closed During the Second Quarter of 2007

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab, Bloodstock Research Information Services (“BRIS”) and the Thoroughbred Sports Network (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

upon the financial performance of the operations of the account wagering business during the five years ended June 30, 2012. The transaction includes the acquisition of the following account wagering platforms:  winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel industry.

The acquisition of ATAB and BRIS were accounted for under the purchase method. Upon resolution of the aforementioned earn-out contingency payment, additional consideration will be recognized as goodwill. As of September 30, 2007, goodwill recorded in connection with the acquisition of ATAB and BRIS is included in the segment Other Investments. The Company engaged a third party specialist to perform a valuation of the acquired assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). Such estimates are subject to refinement as additional valuation information is received.

Total
Accounts receivable, net	$4,164
Prepaid expenses	152
Other assets	5
Plant and equipment	848
Goodwill	53,506
Other intangible assets	25,000
Total assets acquired	$83,675

Accounts payable	$4,144
Accrued expenses	162
Deferred revenue	31
Total liabilities acquired	$4,337

Net cash paid	$79,338

The fair value of other intangible assets consists of the following (in thousands):

Customer relationships	$8,000
Technology	4,000
Favorable contracts	10,000
Tradename	3,000
Total intangible assets	$25,000

Depreciation of plant and equipment acquired is calculated using the straight-line method over their estimated remaining useful lives as follows:  4 years for equipment and 2 to 3 years for furniture and fixtures. Amortization of intangible assets acquired is calculated using the straight-line method over their estimated useful lives as follows:  5 years for customer relationships, 7 years for technology and 14 years for favorable contracts. The tradename was determined to have an indefinite life and is not being amortized.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations, net earnings from continuing operations, and net earnings from continuing operations per common share as if the Company had consummated the acquisition of ATAB and BRIS as of the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of ATAB and BRIS been consummated at the beginning of the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
Net revenues from continuing operations	$105,441	$347,458	$332,633
Net earnings from continuing operations	$3,399	$23,337	$29,574

Net earnings from continuing operations per common share:
Basic	$0.25	$1.68	$2.18
Diluted	$0.25	$1.67	$2.17

Shares used in computing earnings from continuing
operations per common share:
Basic	13,149	13,436	13,116
Diluted	13,656	13,937	13,635

New Ventures

On May 2, 2007, the Company launched an account wagering platform called TwinsSpires.com, which offers racing fans the opportunity to wager on racing content owned by the Company and other content providers through pre-established accounts. The Company also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, Tracknet Media Group, LLC (“TrackNet”), through which racing content of the Company and MEC will be made available to third parties, including racetracks, off-track betting facilities (“OTBs”), casinos and account wagering providers. TrackNet, in which the Company has a 50% interest, will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously wholly-owned by MEC. The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes. Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC. With respect to the Company’s account wagering racing content, the racing content of Calder Race Course will be available beginning in January 2008 when its agreement with Television Games Network (“TVG”) expires. As of September 30, 2007, the Company has made cash investments of $0.3 million and $0.8 million in TrackNet and HRTV, LLC, respectively.

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

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC pursuant to the Stock Purchase Agreement dated July 15, 2006.

Financial Information

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold businesses have been accounted for as discontinued operations. Accordingly, the results of operations of the sold businesses for all periods presented and the gains

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net Earnings. Set forth below is a summary of the results of operations of sold businesses for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$-	$18,538	$7,789	$39,236
Operating expenses	463	15,304	6,883	36,779
Selling, general and administrative expenses	65	1,385	641	2,962
Insurance recoveries, net of losses	-	(1,293)	-	(1,367)
Operating (loss) profit	(528)	3,142	265	862
Other income (expense):
Interest income	-	28	62	85
Interest expense	-	(155)	(157)	(428)
Miscellaneous, net	785	(21)	821	361
Other income (expense)	785	(148)	726	18
Earnings before provision for income taxes	257	2,994	991	880
Provision for income taxes	(576)	(1,309)	(1,032)	(1,003)
(Loss) earnings from operations	(319)	1,685	(41)	(123)
Gain (loss) on sale of business, net of income taxes	-	4,197	(182)	4,197
Net (loss) earnings	$(319)	$5,882	$(223)	$4,074

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

Goodwill is tested for impairment on at least an annual basis or when a triggering event indicates an impairment may have occurred in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2007, and no adjustment to the carrying value of these assets was required.

5.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 also requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $1.3 million, all of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increase or decreases in unrecognized tax benefits during the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Earnings, which is consistent with the recognition of these items in prior reporting periods.

The Company’s effective tax rate increased from 45% during the three months ended September 30, 2006 to 60% during the three months ended September 30, 2007 primarily due to the non-deductibility of legislative initiative costs recognized during 2007 as well as increased state income tax expense.

The U.S. federal statute of limitation remains open for the tax year 2004 and forward. State income tax returns are generally subject to examination for a period of three years after filing of the respective form.

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

Generally, borrowings made pursuant to the First Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.50% to 1.50% depending on certain of the Company’s financial ratios. In addition, under the First Amendment, the Company agreed to pay a commitment fee at rates that range from 0.10% to 0.25% of the available aggregate commitment, depending on the Company leverage ratio.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company constructs a gaming and/or slot facility in Florida and increasing the baseline for the minimum consolidated net worth covenant from $190 million to $290 million.

7.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the net earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$1,137	$2,865	$22,169	$27,753
Net earnings from continuing operations allocated to convertible note payable	(37)	(95)	(722)	(926)
Numerator for basic net earnings from continuing operations per common share	$1,100	$2,770	$21,447	$26,827

Numerator for basic net earnings per common share:
Net earnings	$818	$8,747	$21,946	$31,827
Net earnings allocated to convertible note payable	(27)	(291)	(715)	(1,062)
Numerator for basic net earnings per common share	$791	$8,456	$21,231	$30,765

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$1,137	$2,865	$22,169	$27,753
Discontinued operations, net of income taxes	(319)	5,882	(223)	4,074
Net earnings	$818	$8,747	$21,946	$31,827

Denominator for net earnings per common share:
Basic	13,509	13,149	13,436	13,116
Plus dilutive effect of stock options	76	54	48	66
Plus dilutive effect of convertible note payable	453	453	453	453
Diluted	14,038	13,656	13,937	13,635

Net earnings per common share:
Basic
Net earnings from continuing operations	$0.08	$0.21	$1.60	$2.05
Discontinued operations	(0.02)	0.43	(0.02)	0.30
Net earnings	$0.06	$0.64	$1.58	$2.35

Diluted
Net earnings from continuing operations	$0.08	$0.21	$1.59	$2.04
Discontinued operations	(0.02)	0.43	(0.01)	0.29
Net earnings	$0.06	$0.64	$1.58	$2.33

Options to purchase six thousand and two thousand shares for the three and nine months ended September 30, 2007, respectively, and options to purchase 69 thousand and 36 thousand shares for the three and nine months ended September 30, 2006, respectively, are excluded from the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Segment Information

The Company has determined that it currently operates in the following five segments:  (1) Churchill Downs Racetrack, which includes its on-site simulcast facility and training facility; (2) Calder Race Course; (3) Arlington Park and nine OTBs; (4) Louisiana Operations, including Fair Grounds and its slot operations, its nine OTBs and Video Services Inc. (“VSI”); and (5) other investments, including Churchill Downs Simulcast Productions (“CDSP”), TwinSpires.com, ATAB and BRIS and the Company’s various equity interests, including TrackNet, HRTV and Racing World Limited. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of results of operations for purposes of evaluating performance internally. Furthermore, the Company believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (loss) (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or operating cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

In connection with the formation of TrackNet, the Company’s internal management reporting structure was adjusted to eliminate the segment formerly known as Churchill Downs Simulcast Network (“CDSN”). CDSN previously sold the racing signals of the racetracks owned by the Company for wagering and simulcast purposes, but this function will be performed by TrackNet going forward. Activity previously disclosed for CDSN for the three and nine months ended September 30, 2006 has been allocated to the other segments as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Net revenues from external customers:
Churchill Downs Racetrack	$2,958	$24,225
Arlington Park	6,788	10,480
Calder Race Course	4,744	8,522
Louisiana Operations	-	1,820
Corporate	471	1,382
Discontinued operations	2,540	2,540
Total CDSN	$17,501	$48,969

Intercompany net revenues:
Churchill Downs Racetrack	$(2,234)	$(18,290)
Arlington Park	(5,091)	(7,860)
Calder Race Course	(3,559)	(6,392)
Louisiana Operations	-	(1,365)
Discontinued operations	(1,923)	(1,923)
Eliminations	12,807	35,830
Total CDSN	$-	$-

Segment EBITDA and net earnings:
Churchill Downs Racetrack	$725	$5,932
Arlington Park	1,697	2,620
Calder Race Course	1,186	2,130
Louisiana Operations	-	455
Corporate	225	260
Discontinued operations	617	617
Total CDSN	$4,450	$12,014

Total asset information previously disclosed for CDSN as of December 31, 2006 has been allocated to the other segments as follows (in thousands):

Total assets:
Churchill Downs Racetrack	$1,327
Calder Race Course	9,691
Total CDSN	$11,018

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues from external customers:
Churchill Downs Racetrack	$7,271	$11,055	$102,117	$104,386
Arlington Park	38,100	35,370	80,052	74,739
Calder Race Course	33,046	34,228	60,879	63,188
Louisiana Operations	15,014	15,048	63,327	50,800
Total racing operations	93,431	95,701	306,375	293,113
Other investments	9,863	998	13,626	1,741
Corporate	611	471	1,631	1,544
Net revenues from continuing operations	103,905	97,170	321,632	296,398
Discontinued operations	-	18,414	7,837	39,239
	$103,905	$115,584	$329,469	$335,637

Intercompany net revenues:
Churchill Downs Racetrack	$339	$172	$2,041	$1,114
Arlington Park	551	311	807	507
Calder Race Course	293	214	483	376
Louisiana Operations	6	-	238	23
Total racing operations	1,189	697	3,569	2,020
Other investments	351	443	1,006	1,281
Eliminations	(1,540)	(1,264)	(4,527)	(3,298)
	-	(124)	48	3
Discontinued operations	-	124	(48)	(3)
	$-	$-	$-	$-

Segment EBITDA and net earnings:
Churchill Downs Racetrack	$(3,951)	$(2,606)	$36,625	$35,270
Arlington Park	8,526	4,112	10,726	3,839
Calder Race Course	4,940	8,041	5,662	8,436
Louisiana Operations	(330)	1,211	5,502	16,027
Total racing operations	9,185	10,758	58,515	63,572
Other investments	1,177	472	(667)	1,170
Corporate	(383)	(1,120)	(1,644)	(2,836)
Total EBITDA from continuing operations	9,979	10,110	56,204	61,906
Eliminations	-	(65)	56	103
Depreciation and amortization	(6,141)	(4,714)	(16,759)	(14,231)
Interest income (expense), net	(960)	(127)	(1,426)	(731)
Provision for income taxes	(1,741)	(2,339)	(15,906)	(19,294)
Net earnings from continuing operations	1,137	2,865	22,169	27,753
Discontinued operations, net of income taxes	(319)	5,882	(223)	4,074
Net earnings	$818	$8,747	$21,946	$31,827

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents total asset information about reported segments (in thousands):

	September 30,	December 31,
	2007	2006
Total assets:
Churchill Downs Racetrack	$270,440	$442,724
Arlington Park	97,832	80,956
Calder Race Course	101,642	103,217
Louisiana Operations	98,770	98,053
Other investments	241,794	154,301
Assets held for sale	-	25,422
	810,478	904,673
Eliminations	(211,183)	(358,345)
	$599,295	$546,328

	Nine Months Ended September 30,
	2007	2006
Capital expenditures:
Churchill Downs Racetrack	$5,727	$5,189
Arlington Park	16,843	1,984
Calder Race Course	1,395	7,630
Louisiana Operations	11,285	12,818
Hoosier Park	227	300
Ellis Park	-	7,196
Other investments	2,071	276
	$37,548	$35,393

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

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 for further information, including Part I – Item 1A for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A of this Quarterly Report on Form 10-Q.

Overview

We conduct pari-mutuel wagering on live Thoroughbred horse racing and simulcast signals of races. Additionally, we offer racing services through our other interests as well as alternative gaming through slot machines and video poker machines in Louisiana.

We operate the Churchill Downs Racetrack in Louisville, Kentucky, which has conducted Thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Arlington Park, a Thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course, a Thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”), a Thoroughbred racing operation in New Orleans, Louisiana and the owner and operator of 245 slot machines; and Video Services Inc. (“VSI”), the owner and operator of more than 600 video poker machines in Louisiana. We conduct simulcast wagering on horse racing at 19 simulcast wagering facilities in Kentucky, Illinois and Louisiana, as well as at our four racetracks.

During 2006, we sold all of the issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”). On March 30, 2007, we sold our ownership interest in Hoosier Park. We made the decision to sell Ellis Park and Hoosier Park in order to dispose of two assets which we considered to be underperforming and to provide us with additional opportunities and resources to focus on our other assets and operations. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not anticipate further dispositions of our racing operations. The sold businesses discussed above have been accounted for as discontinued operations in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Please refer to further sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Item 2 as well as our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding these dispositions.

Recent Developments

Empire Racing

On October 10, 2007, the Company withdrew from and terminated its relationship and agreements with Empire Racing Associates, an entity established to bid for the New York racing franchise.

Slots Operations

Fair Grounds previously received all statutory, regulatory and other authorizations to operate up to 700 slot machines in a permanent facility at the racetrack. On September 18, 2007, the Louisiana Gaming Control Board, upon the recommendation of the Louisiana State Police, approved the opening of the Fair Grounds temporary slots facility. The facility was opened to the public on September 21, 2007 with a total of 245 slot machines available. Upon commencement of the temporary slots facility, we were required to cease video poker operations at the on-site simulcast facility.

Also, in September, Fair Grounds resumed its phase one construction of its permanent facility that had been halted due to the damages to its facilities caused by Hurricane Katrina. The permanent facility is scheduled to be completed in late 2008.

Acquisitions

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab, Bloodstock Research Information Services (“BRIS”) and the Thoroughbred Sports Network (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million. The transaction includes the acquisition of the following account wagering platforms:  winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications.

New Ventures

On May 2, 2007, we launched an account wagering platform called TwinSpires.com, which offers racing fans the opportunity to wager on racing content owned by the Company and other sources. We also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet Media Group, LLC (“TrackNet”), through which the racing content of the Company and MEC will be made available to third parties, including racetracks, off-track betting facilities (“OTBs”), casinos and account wagering providers through pre-established accounts. TrackNet will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, we also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously wholly-owned by MEC. The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes. Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and account wagering providers owned by each of the Company and MEC. With respect to the Company’s account wagering racing content, the racing content of Calder Race Course will be available beginning in January 2008 when its agreement with Television Games Network (“TVG”) expires.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS.  The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS.  The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty.  The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. The WTO arbitrators are due to issue their ruling by the end of November 2007. The USTR has made no specific statement regarding how this will impact interstate gambling on horse racing. When the United States submits its proposed modification to the service schedule, we will be able to assess the impact, if any, on our business and results of operations. One of the options available to

Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.”  Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.”  Comments on the proposed rules will be accepted through December 12, 2007. We are working with other industry representatives to review the proposed regulations and determine what comments, if any, to provide to the Treasury Department.

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

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The question of law has been certified to the Florida Supreme Court, which initially accepted jurisdiction. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. The case has not yet been scheduled for trial, and we are reviewing our legal options moving forward.

Legislation permitting an additional 500 slot machines (from 1,500 to 2,000) in Broward County, permitting ATM machines at the pari-mutuel facilities, and extending hours of operation became law in Florida in 2007.  Should voters in Miami-Dade County approve slot machines at pari-mutuel facilities, the provisions of this legislation would apply to Calder Race Course.  In addition, legislation allowing year-round operation of poker rooms and raising the maximum wager on poker from $2 to $5 successfully passed both chambers of the Florida legislature.  At this time, it is unclear what impact this legislation will have on our results of operations.

During December 2005, Calder Race Course and Gulfstream Park entered into an agreement to allow year-round simulcasting at both facilities in the Miami area.  The agreement was the result of a Florida appellate court decision in a case brought by Gulfstream Park invalidating a statute that prohibited a racetrack from simulcasting when it was not conducting live racing.  The Division of Pari-Mutuel Wagering appealed the decision to the Florida Supreme Court and, in mid-January 2006, the Florida Supreme Court issued a stay ordering Calder  Race Course to cease simulcast operations until the case is decided.  On September 6, 2007, the Florida Supreme Court upheld the Florida appellate court decision and invalidated that statute.  As a result of that ruling, effective September 21, 2007, all pari-mutuel facilities in Dade and Broward counties, including Calder Race Course, will be permitted to enter into contractual arrangements that allow the host facility to send its live and imported simulcast products to other facilities in the two counties.  The impact of this ruling on Calder Race Course's results of operation are uncertain at this time.

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

Arlington Park will continue to seek authority to conduct alternative gaming at the racetrack. The 2007 session of the Illinois legislature is currently in extended session in an effort to enact a statewide budget. As part of the budget process, several alternative bills are being considered that could impact Arlington Park, including permitting slot machines at the racetracks, extension of the Horse Racing Equity Trust Fund and potentially a Chicago stand-alone casino. At this point, though the legislature remains in extended session, it is too early to determine whether those initiatives will be successful.

During January, February and a portion of March when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in Illinois during January 2008 for eighteen days, which is a decrease of twelve days compared to the same period of 2006. In addition, Arlington Park was appointed the host track for twenty-nine days in February 2008, which is an increase of fourteen days compared to the same period of 2007. Also, Arlington Park was appointed the host track for two days in March 2008, which is an increase of two days compared to the same period of 2007. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetrack to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Several alternative gaming bills were filed in the 2006 and 2007 session of the Kentucky General Assembly. The Kentucky Equine Education Project (“KEEP”), an alliance of the Commonwealth’s equine industry leaders, including our Company, supported legislation in 2006 that called for a statewide voter referendum in the Fall of 2006 to amend the State constitution to allow Kentucky’s eight racetracks to offer full casino gaming. None of these bills were successful. Kentucky’s gubernatorial election was held on November 6, 2007. The incumbent republican Governor made his opposition to expanded gaming a central theme of the early campaign. The democratic opponent publicly stated his support for limited gaming at racetracks and a few other select locations as a key revenue enhancement strategy for Kentucky. The democratic challenger, Steve Beshear, was elected by a margin of 59% to 41% and is expected to seek legislation in the 2008 General Assembly permitting casino gaming at Kentucky’s racetracks.

Louisiana

Senate Bill No. 190, Act No. 469 (“SB 190”) was signed into law by the Louisiana Governor on July 11, 2007 effective July 1, 2008. SB 190 changes the calculation of the video poker franchise tax from a tax based on gross revenues to a tax based on gross revenues less purse expenses. SB 190 will have a favorable impact on our video poker results of operations beginning July 1, 2008.

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks.  Each racetrack is granted permission to operate up to 2,000 slot machines.  In order to operate these slot machines, Hoosier Park paid a $150 million licensing fee prior to November 1, 2007 and will be required to invest $100 million in capital improvements and pay an additional $100 million licensing fee by November 1, 2008. We completed the sale of our interest in Hoosier Park on March 30, 2007.  As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational.  The Governor of Indiana signed this legislation into law.  Hoosier Park has secured funding for the $250 million licensing fee, and officials have indicated they intend to move forward with construction and operation of an appropriate slots facility.

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

We evaluate our goodwill, intangible and other long-lived assets in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We completed the required annual impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2007, and no adjustment to the carrying value of these assets was required. We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with finite lives are amortized using the straight-line method.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 also requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $1.3 million, all of which would impact our effective tax rate, if recognized.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Pari-mutuel Financial Data by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial data by our reported segments (in thousands):

	Three Months Ended
	September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack
Total handle	$68,321	$119,087	$(50,766)	(43)%
Net pari-mutuel revenues	$5,331	$8,329	$(2,998)	(36)%
Commission %	7.8%	7.0%

Arlington Park
Total handle	$382,614	$355,607	$27,007	8%
Net pari-mutuel revenues	$31,349	$29,422	$1,927	7%
Commission %	8.2%	8.3%

Calder Race Course
Total handle	$313,863	$319,392	$(5,529)	(2)%
Net pari-mutuel revenues	$32,183	$33,325	$(1,142)	(3)%
Commission %	10.3%	10.4%

Louisiana Operations
Total handle	$42,266	$43,295	$(1,029)	(2)%
Net pari-mutuel revenues	$7,654	$7,965	$(311)	(4)%
Commission %	18.1%	18.4%

Other investments
Total handle	$39,453	$-	$39,453	100%
Net pari-mutuel revenues	$7,152	$-	$7,152	100%
Commission %	18.1%	-

Eliminations
Total handle	$(24,389)	$(21,222)	$(3,167)	(15)%
Net pari-mutuel revenues	$(1,189)	$(916)	$(273)	(30)%
Commision %	4.9%	4.3%

Total
Handle	$822,128	$816,159	$5,969	1%
Net pari-mutuel revenues	$82,480	$78,125	$4,355	6%
Commission %	10.0%	9.6%

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Number of live race days	121	121	-	-

Net pari-mutuel revenues	$82,480	$78,125	$4,355	6%
Other operating revenues	21,425	18,921	2,504	13%
Total net revenues from continuing operations	$103,905	$97,046	$6,859	7%

Operating profit	$4,632	$5,213	$(581)	(11)%
Net earnings from continuing operations	$1,137	$2,865	$(1,728)	(60)%

Diluted net earnings from continuing operations per common share	$0.08	$0.21

Our total net revenues increased $6.9 million primarily as a result of the acquisition of ATAB and BRIS, the launch of TwinSpires.com and the improved performance of Arlington Park. This increase was partially offset by decreased revenues at Churchill Downs Racetrack primarily resulting from six fewer live race days during the three months ended September 30, 2007 compared to the same period of 2006.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Purse expense	$31,303	$34,684	$(3,381)	(10)%
Depreciation and amortization	6,141	4,714	1,427	30%
Other operating expenses	48,820	43,447	5,373	12%
SG&A expenses	13,009	10,820	2,189	20%
Insurance recoveries, net of losses	-	(1,832)	1,832	100%
Total	$99,273	$91,833	$7,440	8%

Percent of revenue	96%	95%

Total expenses increased 8% during the three months ended September 30, 2007 primarily as a result of the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. Expenses also increased as a result of the recognition of insurance recoveries, net of losses of $1.8 million during the three months ended September 30, 2006 related to damages sustained at Calder Race Course by Hurricane Wilma. Partially offsetting these increases in expenses is a decrease in purse expenses primarily due to six fewer live racing days at Churchill Downs Racetrack during the three months ended September 30, 2007 compared to the same period of 2006. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Interest income	$163	$244	$(81)	(33)%
Interest expense	(1,123)	(371)	(752)	(203)%
Equity in loss of unconsolidated investments	(1,278)	(319)	(959)	(301)%
Miscellaneous, net	484	437	47	11%
Other income (expense)	$(1,754)	$(9)	$(1,745)	(19,389)%

Provision for income taxes	$(1,741)	$(2,339)	$598	26%

Effective tax rate	60%	45%

Significant items affecting the comparability of other income and expense and the provision for income taxes include:

•      Interest expense increased during the three months ended September 30, 2007 primarily due to interest expense incurred on $55.0 million borrowed to fund the acquisition of ATAB and BRIS during 2007.

•      Equity in loss of unconsolidated investments increased during the three months ended September 30, 2007 primarily as a result of the performance of our investments in TrackNet and HRTV.

•      Our effective tax rate increased from 45% to 60% resulting primarily from the non-deductibility of legislative initiative costs recognized during 2007 as well as increased state income tax expense.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$7,610	$11,227	$(3,617)	(32)%
Arlington Park	38,651	35,681	2,970	8%
Calder Race Course	33,339	34,442	(1,103)	(3)%
Louisiana Operations	15,020	15,048	(28)	-
Total racing operations	94,620	96,398	(1,778)	(2)%
Other investments	10,214	1,441	8,773	609%
Corporate revenues	611	471	140	30%
Eliminations	(1,540)	(1,264)	(276)	(22)%
	$103,905	$97,046	$6,859	7%

Significant items affecting comparability of our net revenues by segment include:

•      Net revenues from other investments increased primarily as a result of the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•      Net revenues from Arlington Park increased during the three months ended September 30, 2007 primarily as a result of increased pari-mutuel revenues.  We experienced an increase in average starters per race, which we believe is partially attributable to the installation of a new Polytrack racing surface.  Additionally, revenues increased as a result of two additional live racing days at Arlington Park during the three months ended September 30, 2007 compared to the same period of 2006.

•      Churchill Downs Racetrack revenues decreased during the three months ended September 30, 2007 primarily as a result of six fewer race days during the three months ended September 30, 2007 compared to the same period of 2006.

•      Calder Race Course revenues decreased during the three months ended September 30, 2007, despite having four more live racing days during the three months ended September 30, 2007 compared to the same period of 2006, primarily as a result of decreased pari-mutuel revenues.  We believe the decrease in pari-mutuel revenues resulted from inclement weather conditions during the three months ended September 30, 2007, which caused numerous turf races to be moved to the dirt track.  In addition, we experienced increased competition from new alternative gaming facilities in this market.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$14,114	$16,405	$(2,291)	(14)%
Arlington Park	31,076	32,301	(1,225)	(4)%
Calder Race Course	29,226	27,333	1,893	7%
Louisiana Operations	16,402	14,251	2,151	15%
Total racing operations	90,818	90,290	528	1%
Other investments	8,791	943	7,848	832%
Corporate	5,684	5,781	(97)	(2)%
Eliminations	(6,020)	(5,181)	(839)	(16)%
	$99,273	$91,833	$7,440	8%

Significant items affecting comparability of our expenses by segment include:

•      Expenses of other investments increased during the three months ended September 30, 2007 primarily due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com.

•      Louisiana Operations expenses increased primarily as a result of pre-opening and operating expenses incurred in connection with the slots operations, which began during September 2007.

•      Churchill Downs Racetrack expenses decreased primarily as a result of reduced purse and other racing meet-related expenses due to six fewer race days during the three months ended September 30, 2007 compared to the same period of 2006.

•      Arlington Park expenses decreased primarily as a result of increased purse overpayment recoveries during the three months ended September 30, 2007 compared to the same period of 2006.

Discontinued Operations

The following table presents earnings (losses) from discontinued operations, which includes the result of operations of Hoosier Park, Ellis Park and Hollywood Park, for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%

Net revenues	$-	$18,538	$(18,538)	(100)%
Operating expenses	463	15,304	(14,841)	(97)%
Selling, general and administrative expenses	65	1,385	(1,320)	(95)%
Insurance recoveries, net of losses	-	(1,293)	1,293	100%
Operating (loss) profit	(528)	3,142	(3,670)	(117)%
Other income (expense):
Interest income	-	28	(28)	(100)%
Interest expense	-	(155)	155	100%
Miscellaneous, net	785	(21)	806	3,838%
	785	(148)	933	630%
Earnings before provision for income taxes	257	2,994	(2,737)	(91)%
Provision for income taxes	(576)	(1,309)	733	56%
(Loss) earnings from operations	(319)	1,685	(2,004)	(119)%
Gain on sale of business, net of income taxes	-	4,197	(4,197)	(100)%
Net (loss) earnings	$(319)	$5,882	$(6,201)	(105)%

Significant items affecting comparability of losses from discontinued operations include:

•      The results of operations of discontinued operations for the three months ended September 30, 2007 include the results of operations of Hoosier Park and Hollywood Park compared to those of Ellis Park, Hoosier Park and Hollywood Park for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack
Total handle	$661,510	$736,040	$(74,530)	(10)%
Net pari-mutuel revenues	$48,483	$51,676	$(3,193)	(6)%
Commission %	7.3%	7.0%

Arlington Park
Total handle	$759,493	$709,551	$49,942	7%
Net pari-mutuel revenues	$68,316	$64,059	$4,257	7%
Commission %	9.0%	9.0%

Calder Race Course
Total handle	$573,488	$592,038	$(18,550)	(3)%
Net pari-mutuel revenues	$58,830	$60,849	$(2,019)	(3)%
Commission %	10.3%	10.3%

Louisiana Operations
Total handle	$394,378	$195,799	$198,579	101%
Net pari-mutuel revenues	$36,421	$27,402	$9,019	33%
Commission %	9.2%	14.0%

Other investments
Total handle	$55,187	$-	$55,187	100%
Net pari-mutuel revenues	$10,063	$-	$10,063	100%
Commission %	18.2%	-

Eliminations
Total handle	$(72,631)	$(58,153)	$(14,478)	(25)%
Net pari-mutuel revenues	$(3,570)	$(2,334)	$(1,236)	(53)%
Commision %	4.9%	4.0%

Total
Handle	$2,371,425	$2,175,275	$196,150	9%
Net pari-mutuel revenues	$218,543	$201,652	$16,891	8%
Commission %	9.2%	9.3%

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Nine Months Ended September 30,		Change
	2007	2006	$	%

Number of live race days	308	267	41	15%

Net pari-mutuel revenues	$218,543	$201,652	$16,891	8%
Other operating revenues	103,137	94,749	8,388	9%
Total net revenues from continuing operations	$321,680	$296,401	$25,279	9%

Operating profit	$38,795	$46,969	$(8,174)	(17)%
Net earnings from continuing operations	$22,169	$27,753	$(5,584)	(20)%

Diluted net earnings from continuing operations per common share	$1.59	$2.04

Our total net revenues increased $25.3 million primarily as a result of 46 additional live racing days at Fair Grounds during the nine months ended September 30, 2007 compared to the same period of 2006.  Live racing returned to Fair Grounds in New Orleans in November 2006 following the shortened race meet that was conducted at Harrah's Louisiana Downs in the prior year and resulted in only 12 racing days during the nine months ended September 30, 2006.  Revenues also increased during the nine months ended September 30, 2007 due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com.  Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%

Purse expense	$93,426	$90,772	$2,654	3%
Depreciation and amortization	16,759	14,231	2,528	18%
Other operating expenses	137,581	124,175	13,406	11%
SG&A expenses	35,903	33,208	2,695	8%
Insurance recoveries, net of losses	(784)	(12,954)	12,170	94%
Total	$282,885	$249,432	$33,453	13%

Percent of revenue	88%	84%

Total expenses increased 13% during the nine months ended September 30, 2007 primarily as a result of 46 additional live racing days at Fair Grounds as well as a reduction in the recognition of insurance recoveries, net of losses of $12.2 million related to Hurricanes Katrina and Wilma.  Expenses also increased due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com.  These increases were partially offset by decreased purse and other live racing meet-related expenses at Churchill Downs Racetrack primarily as a result of five fewer race days during the nine months ended September 30, 2007 compared to the same period of 2006.  Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%

Interest income	$828	$549	$279	51%
Interest expense	(2,254)	(1,280)	(974)	(76)%
Equity in loss of unconsolidated investments	(2,271)	(614)	(1,657)	(270)%
Miscellaneous, net	2,977	1,423	1,554	109%
Other income (expense)	$(720)	$78	$(798)	(1,023)%

Provision for income taxes	$(15,906)	$(19,294)	$3,388	18%

Effective tax rate	42%	41%

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•      Equity in  loss of unconsolidated investments increased during the nine months ended September 30, 2007 primarily as a result of the performance of our investment in Racing World Limited ("Racing World"), TrackNet and HRTV.  Racing World is a subscription television channel that broadcasts races from our racetracks, racetracks of MEC, as well as other North American and international racetracks, into the United Kingdom and Ireland.

•      Interest expense increased primarily due to the fact that we borrowed $55.0 million to fund the acquisition of ATAB and BRIS during 2007, as well as a result of the recognition of a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the nine months ended September 30, 2007.  Also, interest income increased during the nine months ended September 30, 2007 primarily due to lower investments of excess cash during the nine months ended September 30, 2006 as a result of the payment of income taxes related to the gain on the sale of the assets of Hollywood Park, which was realized during 2005.

•      Miscellaneous income increased primarily as a result of a gain of $1.7 million recognized related to the sale of a tract of land at Arlington Park.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$104,158	$105,500	$(1,342)	(1)%
Arlington Park	80,859	75,246	5,613	7%
Calder Race Course	61,362	63,564	(2,202)	(3)%
Louisiana Operations	63,565	50,823	12,742	25%
Total racing operations	309,944	295,133	14,811	5%
Other investments	14,632	3,022	11,610	384%
Corporate revenues	1,631	1,544	87	6%
Eliminations	(4,527)	(3,298)	(1,229)	(37)%
	$321,680	$296,401	$25,279	9%

Significant items affecting comparability of our net revenues by segment include:

•	Louisiana Operations revenues increased primarily as a result of 46 additional live racing days at Fair Grounds during the nine months ended September 30, 2007 compared to the same period of 2006.
•	Other investments revenues increased primarily due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the nine months ended September 30, 2007.
•

Arlington Park revenues increased primarily as a result of increased pari-mutuel revenues. We experienced an increase in average starters per race, which we believe is partially attributable to the installation of a new Polytrack racing surface. In addition, during January and February, when there is no live racing in Illinois, the IRB designates a Thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 45 days during portions of January and February of 2007 compared to 37 days during January and February of 2006, which resulted in additional revenues of $1.2 million during the nine months ended September 30, 2007 compared to the same period of 2006.

•

Net revenues at Calder decreased primarily due to the fact that simulcast operations initiated during January 2006, which were conducted for 20 days, ceased upon a stay issued by the Florida Supreme Court in response to a challenge of such simulcasting activity.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%

Churchill Downs Racetrack	$75,136	$77,975	$(2,839)	(4)%
Arlington Park	74,289	73,652	637	1%
Calder Race Course	58,123	57,556	567	1%
Louisiana Operations	61,030	36,588	24,442	67%
Total racing operations	268,578	245,771	22,807	9%
Other investments	14,969	2,063	12,906	626%
Corporate revenues	17,987	17,572	415	2%
Eliminations	(18,649)	(15,974)	(2,675)	(17)%
	$282,885	$249,432	$33,453	13%

Significant items affecting comparability of our expenses by segment include:

•                  Louisiana Operations expenses increased $24.4 million primarily as a result of the recognition of insurance recoveries, net of losses of $10.3 million related to Hurricane Katrina during the nine months ended September 30, 2006. Additionally, purse expenses increased by $5.0 million, and payroll costs increased by $5.3 million primarily due to 46 more live racing days during the nine months ended September 30, 2007 compared to the same period of 2006.

•                  Other investments expenses increased during the nine months ended September 30, 2007 primarily due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com.

•                  Churchill Downs Racetrack expenses decreased primarily as a result of five fewer race days during the nine months ended September 30, 2007 compared to the same period of 2006.

Discontinued Operations

The following table presents earnings (losses) from discontinued operations, which includes the results of operations of Hoosier Park, Ellis Park and Hollywood Park, for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Net revenues	$7,789	$39,236	$(31,447)	(80)%
Operating expenses	6,883	36,779	(29,896)	(81)%
Selling, general and administrative expenses	641	2,962	(2,321)	(78)%
Insurance recoveries, net of losses	-	(1,367)	1,367	100%
Operating profit	265	862	(597)	(69)%
Other income (expense):
Interest income	62	85	(23)	(27)%
Interest expense	(157)	(428)	271	63%
Miscellaneous, net	821	361	460	127%
	726	18	708	3,933%
Earnings before provision for income taxes	991	880	111	13%
Provision for income taxes	(1,032)	(1,003)	(29)	(3)%
Loss from operations	(41)	(123)	82	67%
(Loss) gain on sale of business, net of income taxes	(182)	4,197	(4,379)	(104)%
Net (loss) earnings	$(223)	$4,074	$(4,297)	(105)%

Significant items affecting comparability of earnings from discontinued operations include:

•                  The results of operations of discontinued operations for the nine months ended September 30, 2007 include the results of operations of Hoosier Park and Hollywood Park compared to those of Ellis Park, Hoosier Park and Hollywood Park for the nine months ended September 30, 2006.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2007 and December 31, 2006 (in thousands):

			Change
	September 30, 2007	December 31, 2006	$	%
Total assets	$599,295	$546,328	$52,967	10%
Total liabilities	$219,272	$196,249	$23,023	12%
Total shareholders’ equity	$380,023	$350,079	$29,944	9%

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

•                  Significant changes within total liabilities include increases in long-term debt and accounts payable of $55.0 million and $9.9 million, respectively. Partially off-setting these increases are decreases in deferred revenue, liabilities associated with assets held for sale, dividends payable, purses payable and accrued expenses of $16.5 million, $13.7 million, $6.7 million, $2.9 million and $2.7 million, respectively. Long-term debt increased in connection with borrowings on our revolving line of credit to fund the acquisition of

ATAB and BRIS. Accounts payable increased due to increased payables associated with our 2007 live racing meets, the addition of deposit wagering liabilities associated with our account wagering businesses and the addition of book overdrafts on our bank accounts resulting from funds used to acquire ATAB and BRIS. Deferred revenue decreased primarily due to the recognition of revenues associated with the 2007 Kentucky Derby, Kentucky Oaks and the remainder of the spring meet held at Churchill Downs Racetrack. Liabilities associated with assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park in March 2007. Purses payable and accrued expenses decreased primarily as a result of payments made upon the conclusion of the winter meet at Fair Grounds.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Operating activities	$55,341	60,351	$(5,010)	(8)%
Investing activities	$(127,315)	$(35,725)	$(91,590)	(256)%
Financing activities	$59,501	$(22,251)	$81,752	367%

Significant items affecting comparability of our liquidity and capital resources include:

•                  The decrease in cash provided by operating activities is primarily the result of excess cash generated during the nine months ended September 30, 2006 by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005. This decrease was partially offset by cash generated by the additional 46 live race days at Fair Grounds during 2007 as well as cash generated by the operations of ATAB, BRIS and TwinSpires.com. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•                  The increase in cash used in investing activities is attributable primarily to the acquisition of ATAB and BRIS and cash sold in connection with the sale of the remaining ownership interest of Hoosier Park. Additions to plant and equipment during the nine months ended September 30, 2007 primarily included spending related to the new Polytrack racing surface and a new dormitory at Arlington Park as well as the construction of a temporary slot facility at Fair Grounds.

•                  We borrowed in excess of our repayments on our revolving loan facilities of $60.2 million during the nine months ended September 30, 2007 primarily due to the fact that funding was needed for the acquisition of ATAB and BRIS. Repayments exceeded borrowings on our revolving loan facilities by $15.6 million during the nine months ended September 30, 2006 using cash flows generated by business operations and insurance recoveries.

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

At September 30, 2007, we had $55.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.6 million.

ITEM 4	CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)         Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2007.   There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

On June 15, 2005, Jerry Jacobs, a resident of New Orleans, Louisiana, filed a petition with the Civil District Court for the Parish of New Orleans, Louisiana for declaratory judgment alleging that slot machines at Fair Grounds Race Course would violate the New Orleans City Charter that prohibits more than one land-based casino and that the Louisiana statute authorizing slots at racetracks violates the Louisiana constitution. The petition requests injunctive relief prohibiting the operation of slot machines at Fair Grounds Race Course. Churchill Downs Louisiana Horseracing Company, L.L.C., the owner of Fair Grounds Race Course, and the State of Louisiana are defendants in the action. The City of New Orleans intervened in support of the Company and the State of Louisiana. On October 30, 2006, the Civil District Court granted the Company’s motion for summary judgment and dismissed Mr. Jacobs’ petition in its entirety. On November 15, 2006, Mr. Jacobs appealed the Civil District Court’s dismissal and the appeal is currently pending in the Court of Appeal for the Fourth Circuit of the State of Louisiana. The case has been fully briefed and the Court of Appeal heard oral arguments on October 11, 2007. A decision is expected in several months.

The Company previously disclosed the existence of this litigation in its periodic reports but had concluded that this litigation was not material due to an opinion of the Louisiana Attorney General that the addition of slot machines at Fair Ground Race Course would not violate the New Orleans City Charter and because the Company had not yet made significant capital expenditures for a slot machine facility at Fair Grounds Race Course. However, given the Company’s current ongoing level of capital expenditures on this slot machine facility while this legal proceeding is pending and estimates of the revenue to be generated from this slot machine facility, the Company is now disclosing this legal proceeding under this Item.

While the Company believes that the litigation by Mr. Jacobs is without merit and that the Company will ultimately prevail in this litigation, due to the inherent uncertainties in litigation, there is no assurance on the ultimate outcome of this proceeding. If Mr. Jacobs ultimately prevails in the litigation, the Company may not be authorized to operate slot machines at Fair Grounds Race Course. If the Company is not authorized to operate slot machines at Fair Grounds Race Course, there would be a material, adverse impact on the Company’s results of operations.

There are no other pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject and no such proceedings are known to be contemplated by governmental authorities.

ITEM 1A.	Risk Factors

Information regarding risk factors appears in Part I – Item 1A of the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006. Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Amended Annual Report on Form 10-K/A.

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

CHURCHILL DOWNS INCORPORATED

November 7, 2007	/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer (Principal Executive Officer)

November 7, 2007	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Employment Agreement dated as of September 27, 2007 by and between Churchill Downs Incorporated and William E. Mudd	Exhibit 10.1 to Report on Form 8-K dated October 5, 2007

10(b)	Employee Relocation Expense Agreement dated as of October 1, 2007 by and between Churchill Downs Incorporated and William E. Mudd	Exhibit 10.2 to Report on Form 8-K dated October 5, 2007

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2007

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2007

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended September 30, 2007