Form 10-K
period 2007-12-31
CHURCHILL DOWNS INC
filed 2008-03-13
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 5, 2008, 13,504,388 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2007, (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $517,072,103.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 2008, are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 86-91.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

A.	Introduction

Churchill Downs Incorporated (the “Company”) is a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

During 2007, we commenced a diversification initiative when we launched our advance deposit wagering (“ADW”) business called TwinSpires and completed the acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”). On November 26, 2007, we merged the ATAB ADW business with TwinSpires thereby establishing a single ADW brand. BRIS and TSN are two industry-leading data service companies which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players, and racing-related publications. Additionally, on September 21, 2007, we opened a temporary slot facility at Fair Grounds Race Course and Slots (“Fair Grounds”) in Louisiana.

We manage all of our operations including: Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875; Arlington Park, a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois; Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds, a thoroughbred racing operation in New Orleans along with nine OTBs and a slot facility in Louisiana; and Video Services, Inc. (“VSI”), the owner and operator of more than 600 video poker machines in Louisiana.

During the past couple of years, we completed the sale of several assets that we believed to be underperforming, which also provided us the opportunity to strengthen our balance sheet and focus on future growth and potential diversification opportunities. On March 30, 2007, we completed the sale of our 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company. Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne. In addition, on September 28, 2006, we completed the sale of all issued and outstanding common shares of stock of Racing Corporation of America (“RCA”), the parent company of Ellis Park Race Course, Inc. (“Ellis Park”). Finally on September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly owned subsidiary of the Company, completed the sale of Hollywood Park, a thoroughbred racing operation in Inglewood, California.

Churchill Downs Investment Company (“CDIC”), a wholly owned subsidiary of the Company, oversees our other industry related investments. CDIC holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries. CDIC also holds a 5% interest in Kentucky Downs, LLC, a Franklin, Kentucky racetrack that conducts a limited thoroughbred racing meet in September as well as year-round simulcasting. On April 3, 2006, the Company entered into an agreement with Magna Entertainment Corporation (“MEC”) and Racing UK to form a subscription television channel that broadcasts races from our racetracks, racetracks of MEC and other North American and international racetracks into the United Kingdom and Ireland. As part of the agreement, the Company, MEC and Racing UK became owners of Racing World Limited. Our investments in NASRIN, Kentucky Downs and Racing World Limited are not material to the Company’s financial position or results of operations.

On March 4, 2007, together with MEC, we formed a venture, TrackNet Media Group, LLC (“TrackNet”), through which racing content of the Company and MEC is made available to third parties, including racetracks, OTBs, casinos and ADW providers. TrackNet, in which we have a 50% interest, acts as an agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, we also acquired a 50% interest in a venture, HRTV, LLC, that operates a horse racing television channel, HRTV, previously wholly owned by MEC. Our audio visual signal of our races will be distributed by HRTV through certain cable or satellite providers to our customers’ homes.

We wholly own Churchill Downs Simulcast Productions, LLC (“CDSP”), which provides television production and integration of computer graphic software to the racing industry. The audio visual signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs. Our ownership in CDSP is not material to the Company’s financial position or results of operations.

B.	Live Racing

We conduct live horse racing at Churchill Downs, Calder, Fair Grounds and Arlington Park. The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The 2008 Kentucky Derby will offer a minimum $2.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. The Kentucky Derby is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap. Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $2.0 million in total purse money. Arlington Park’s meet is highlighted by the Arlington Million, which is run during the International Festival of Racing at Arlington Park, and offers a purse of $1.0 million. Fair Grounds’ Winter Meet during 2007/2008 is highlighted by Louisiana Derby Day, the richest day in Louisiana racing, which is headlined by the $0.6 million Louisiana Derby, a major prep race for the Kentucky Derby.

Arlington Park hosted the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2002. Churchill Downs has hosted the Breeders’ Cup a record six times, including the Breeders’ Cup in November 2006. Breeders’ Cup Limited, a tax-exempt organization chartered to promote thoroughbred racing and breeding, sponsors Breeders’ Cup races, which will feature $26.5 million in purses in 2008. These races are held annually for the purpose of determining thoroughbred champions in eleven different events.

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

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training thoroughbreds, at a local training facility also located in Louisville. The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

As part of financing improvements to the Churchill facility, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder Race Course

The Calder racetrack and improvements are located in Miami-Dade County, Florida. The Calder facility is adjacent to Dolphin Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area and food and beverage facilities ranging from concessions to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds Race Course and Slots

The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities. In February 2008, we completed construction on a new dormitory in the stable area that accommodates 132 persons and will be utilized by stable area employees for temporary housing during live racing meets.

Arlington Park

The Arlington Park racetrack, located in Arlington Heights, Illinois, was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racetrack sits on 325 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a permanent clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities ranging from fast food to full-service restaurants. Arlington Park has 34 barns able to accommodate approximately 2,200 horses. The Arlington Park facility also features a saddling paddock, parking areas and office facilities. During 2007, Arlington Park converted its dirt track to a synthetic racing surface known as Polytrack. The total cost for the new racing surface was approximately $10.8 million and was completed prior to the beginning of the racing meet in May 2007. Additionally, we completed construction of a new temporary housing unit that accommodates 288 persons and will be utilized by stable area employees for temporary housing during live racing meets.

C.	Simulcast Operations

We generate a significant portion of our revenues by sending signals of races from our racetracks to other facilities (“export”) and receiving signals from other tracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

Arlington Park conducts on-site simulcast wagering only during live racing meets, while Churchill Downs, Calder and Fair Grounds offer year-round simulcast wagering at the racetracks. The OTBs located in Illinois and Louisiana conduct simulcast wagering year-round.

Effective January 2008, as a result of a Florida court ruling, Calder recommenced conducting pari-mutuel wagering on import simulcast signals of other racetracks on a year-round basis.

Off-Track Betting Facilities

Twelve of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville, which is open for simulcast wagering only on big events days, such as the Kentucky Derby, the Kentucky Oaks, the Breeders’ Cup when Churchill Downs hosts the event and during days the Churchill facility is being prepared for special events, is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex that has audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates eleven Trackside OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property. Another is located in Rockford, Illinois consisting of approximately 8.6 acres, and a third is located in East Moline, Illinois on approximately 158.3 acres. Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet. Arlington Park operates six OTBs within existing non-owned Illinois restaurants under license agreements. These six OTBs are located in South Elgin, McHenry, South Beloit, Lockport, Homewood and Hodgkins and opened in December 2002, June 2003, February 2004, February 2007, November 2007 and December 2007, respectively.

Fair Grounds operates ten OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. The OTB previously located on the Fair Grounds property was temporarily relocated to the grandstand to accommodate the temporary slot facility constructed inside the stand alone OTB building. Another is located in Kenner, Louisiana consisting of approximately 4.3 acres. Fair Grounds also leases eight OTBs located in these southeast Louisiana communities: Covington, consisting of approximately 7,000 square feet of space; Elmwood, which consists of approximately 15,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; LaPlace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; Boutte, opened during February 2008, which consists of approximately 10,000 square feet of space and Thibodaux, which consists of approximately 5,000 square feet of space. Video poker is offered at Kenner, Elmwood, Gretna, Houma, LaPlace, Boutte, Metairie and Thibodaux.

Kentucky Off-Track Betting, LLC

We are a 25% owner in Kentucky Off-Track Betting, LLC (“KOTB”) through Churchill Downs. KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Authority (“KHRA”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2007 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

D.	Advance Deposit Wagering

We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires. TwinSpires operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, the Twins Spires Club. TwinSpires' headquarters is located in Mountain View, California. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and we believe that TwinSpires is a key component for the growth of our company.

E.	Gaming Operations

VSI is the operator of more than 600 video poker machines at seven OTBs operated by Fair Grounds. On September 18, 2007, the Louisiana Gaming Control Board upon the recommendation of the Louisiana State Police, approved the opening of the Fair Grounds temporary slot facility. The facility was opened to the public on September 21, 2007 with a total of 245 slot machines available. Upon commencement of the temporary slot facility, the Company was required to cease video poker operations at the racetrack's on-site simulcast facility.

Also, during September 2007, Fair Grounds resumed its phase one construction of the permanent slot facility. The permanent facility is expected to be completed during late 2008 and will initially hold up to 700 slot machines. At opening, the new facility will also include buffet dining areas, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons. On January 29, 2008, Miami-Dade County voters in Florida approved a ballot measure that will allow the operation of slot machines at Calder, subject to additional regulatory actions.

F.	Information Services

We own and maintain one of the world's largest computerized databases of pedigree and racing information for the thoroughbred horse industry. This service is accessible through the internet at www.brisnet.com and www.tsnhorse.com.

We also provide many special reports, statistical information, handicapping information, pedigrees, and other data to organizations, publications and individuals within the thoroughbred industry. Many of the handicapping products are available at our ADW site, www.twinspires.com.

G.	Sources of Revenue

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, TwinSpires and OTBs (net of state pari-mutuel taxes), plus simulcast host fees earned from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering at our facilities. These other revenues are primarily derived from statutory and/or regulatory requirements in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from video poker and slot machines. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information services and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

H.	Licenses and Live Race Dates

Horse Racing and Pari-Mutuel Wagering

Horse racing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Authority (“KHRA”) and the Louisiana State Racing Commission (“LSRC”).

In the United States, interstate pari-mutuel wagering on horse racing is also subject to the federal Interstate Horseracing Act of 1978 (“IHA”) and the federal Interstate Wire Act of 1961 (the “Wire Act”). As a result of these two statutes, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

The following table is a summary of our 2008 and 2007 live racing dates and the number of live racing days for each of our four racetracks. Racing dates are approved annually by the respective state racing authorities:

	2008		2007
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 26 - July 6	52	April 28 - July 8	52
Fall Meet	Oct. 26 - Nov. 29	26	Oct. 28 - Nov. 24	21

		78		73

Calder Race Course
Calder Meet	April 21 - Oct. 19	116	April 25 - Oct. 14	112
Tropical Meet 06/07			Jan. 1 - Jan. 2	2
Tropical Meet 07/08	Jan. 1 - Jan. 2	2	Oct. 15 - Dec. 31	58
Tropical Meet 08/09	Oct. 20 - Dec. 31	53

		171		172

Arlington Park	May 2 - Sept. 21	96	May 4 - Sept. 14	94

Fair Grounds
Winter Meet 06/07			Jan. 1 - March 25	58
Winter Meet 07/08	Jan. 1 - March 25	55	Nov. 22 - Dec. 31	26
Winter Meet 08/09	Nov. 27 - Dec. 31	22

		77		84

Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRA. The KHRA is responsible for overseeing horse racing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets and to participate in simulcasting are approved annually by the KHRA based upon applications submitted by the racetracks in Kentucky. To some extent Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRA is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack. Additionally, during 2007, Ellis Park and Churchill Downs conducted live racing on the same days during the week surrounding the July 4th holiday and plan to do the same during 2008.

In Florida, licenses to conduct live thoroughbred racing and to participate in simulcasting are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races.

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. During 2008, Calder may again experiment with the number of live race days to improve the quality of the racing product.

During December 2005, Calder and Gulfstream Park entered into an agreement to allow year-round simulcasting at both facilities in the Miami area. The agreement was the result of a Florida appellate court decision in a case brought by Gulfstream Park invalidating a statute that prohibited a racetrack from simulcasting when it was not conducting live racing. The DPW appealed the decision to the Florida Supreme Court and, in mid-January 2006, the Florida Supreme Court issued a stay ordering Calder to cease simulcast operations until the case was decided. On September 8, 2007, the Florida Supreme Court upheld the Florida Appellate Court decision and invalidated that statute. As a result of the ruling, effective September 21, 2007, all pari-mutuel facilities in Dade and Broward counties, including Calder, were permitted to enter into contractual arrangements that allow the host facility to send its live and import simulcast products to other facilities in the two counties.

In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcasting are approved by the IRB. Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack.

In Louisiana, licenses to conduct live thoroughbred racing and to participate in simulcasting are approved by the LSRC. The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred horse racing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing for at least 80 days over a 20 week period each year to maintain the license and to conduct gaming.

TwinSpires accepts wagers in the state of Oregon where it operates under a multi-jurisdictional simulcasting and interactive wagering totalizator hub license issued by the Oregon Racing Commission and in accordance with Oregon law. TwinSpires also holds ADW licenses in other states such as California, Maryland, Virginia, and Washington.

Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year. A substantial change in the allocation of live racing days at any of our four racetracks could significantly impact our operations and earnings in future years.

Gaming

On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that conducted live racing during each of the last two years. On December 8, 2005, the state legislature adopted legislation to allow for and govern the slot machine operations of authorized facilities in Broward and Miami-Dade counties. Under the terms of this legislation, Florida Statutes Chapter 551, the facilities in Broward County and Miami-Dade County are permitted to operate up to 2,000 slot machines at each of their gaming facilities. On March 9, 2005, voters in Broward County, where four authorized facilities were located, approved the referendum by a majority vote. On January 29, 2008, voters in Miami-Dade County, where Calder is located, approved the referendum by a majority vote.

The Legislation required the DPW to promulgate regulations regarding the licensure and regulation of slot machine operators. The DPW adopted these rules on June 25, 2006. We are currently in the process of developing our application for a permit license for submission to the DPW.

The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of our licensing and regulatory control of video poker devices and slot machines is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs.

I.	Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

Legalized gaming is currently permitted in various forms in many U.S. states and Canada. Other jurisdictions could legalize gaming in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, and results of operations.

All of our racetracks face competition in the simulcast market. Over 50,000 horse races are conducted annually in the U.S. Of these races, CDI hosts approximately 4,300 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 80 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetrack and OTBs and via our ADW business.

Louisville, Kentucky

Churchill Downs faces competition from casinos in the neighboring state of Indiana. Three riverboat casinos compete for customers in the Louisville market. These casinos include Caesars Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. On February 24, 2007, the Indiana legislature passed gaming legislation permitting Hoosier Park and Indiana Downs to install 2,500 slot machines each at their locations. This may result in increased purses at Indiana racetracks.

Miami, Florida

Calder is surrounded by competitors for consumers’ discretionary income. Calder competes with Gulfstream Park for thoroughbred race fans in the Miami area. On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Calder to install up to 2,000 slot machines. This gaming operation will compete with three established racinos in Broward County just to the north of Miami-Dade County. We also face competition from Native American casinos, such as the Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for pari-mutuel gaming facilities, Native American casinos are generally able to spend more money marketing their facilities to consumers.

Chicago, Illinois

Arlington Park competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are nine riverboat operations in the Chicago market – four in Illinois and five along the Indiana shore of Lake Michigan on the Southeast side of Chicago. The closest of these casinos is the Grand Victoria Casino in Elgin, which also has the highest win per day of any of the Chicagoland riverboats. Additionally, Native American gaming operations in Wisconsin may affect Arlington Park.

New Orleans, Louisiana

Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. The current temporary facility houses 245 slot machines making it the smallest competitor in the marketplace. Despite damage to both of the riverboat operations by Hurricane Katrina in 2005, the riverboats both resumed normal operations in 2006. Harrah’s land-based casino is the largest and closest competitor. There is also significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops, and restaurants in the area.

Advance Deposit Wagering

We launched TwinSpires in May 2007 and purchased ATAB and BRIS in June 2007 to develop a full service ADW business. This service competes with other service providers such as Youbet, TVG, and Xpressbet, as well as several regional ADW providers for both customers and racing content. TwinSpires also competes with on-line gaming sites such as Party Poker and other non-U.S.-based gaming websites. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form selling handicapping data to wagering customers.

In response to the increased competition from other gaming options, we continue to search for new sources of revenue. Several recent developments are anticipated to be key contributors to overall growth within the industry. The repeal of a Federal withholding tax on foreign wagers removes an impediment for U.S. racetracks seeking to penetrate international markets. Other developments focus on increasing the core customer base and developing new fans through new technology, including the development of new ADW businesses, to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources. Finally, we continue to seek additional ways to draw new and existing customers to live racing venues. Each of the developments is highly dependent on the regulatory environment and legal developments within federal and individual state jurisdictions.

J.	Legislative Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. The U.S. has announced that it compensated certain countries. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horse racing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory language protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA.

Florida

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

In the Spring of 2006 session of the Illinois General Assembly, legislation was passed to create and fund the Horse Racing Equity Trust Fund. The Horse Racing Equity Trust Fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements. The legislation expires two years after its immediate effective date. The governor of Illinois signed the legislation on May 26, 2006 as Public Act 94-0805.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Court ruled in April 2007 that the law was unconstitutional as the law only affects the four suburban casinos and not the five downstate casinos. The Attorney General is filing an appeal of this ruling to the Illinois Supreme Court. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Attorney General is representing Illinois on this matter, and the litigation is ongoing. As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter could have on our business, financial condition and results of operations.

Arlington Park will continue to seek authority to conduct gaming at the racetrack. The 2007 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack. Legislation allowing slot machines at Illinois racetracks and clarifying the legality of advance deposit wagering is expected to be introduced as part of a capital spending plan during 2008. At this point, it is too early to determine whether those initiatives will be successful.

During January, February and a portion of March when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in Illinois during January 2008 for eighteen days, which is a decrease of twelve days compared to the same period of 2007. In addition, Arlington Park was appointed the host track for twenty-nine days in February 2008, which is an increase of fourteen days compared to the same period of 2007. Also, Arlington Park was appointed the host track for two days in March 2008, which is an increase of two days compared to the same period of 2007. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our results of operations.

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetrack to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Kentucky’s gubernatorial election was held on November 6, 2007, and the democratic candidate, Steve Beshear, publicly stated his support for limited gaming at racetracks and a few other select locations as a key revenue enhancement strategy for Kentucky. Governor Beshear unveiled his plan on February 14, 2008, which could permit Churchill Downs to operate a casino in Jefferson County, Kentucky. Under Governor Beshear’s plan, which requires an amendment to the Kentucky constitution, seven racetracks and five stand alone facilities would be permitted the opportunity to operate a casino. Churchill Downs would be required to pay a $100 million license fee, an annual 25% excise tax on adjusted gross receipts for five years and a 35% excise tax on adjusted gross receipts thereafter. Purse supplements and industry incentives of 15.65% on adjusted gross receipts would also be required. The House Standing Committee on Elections, Constitutional Amendments and Intergovernmental Affairs approved an alternative amendment that would permit up to nine casino locations in Kentucky with no more than five at racetracks. The amendment would not guarantee any specific location, and tax rates and license fees are not specified. As of the date of the filing of this Annual Report on Form 10-K, it is too early to determine whether this legislation will be successful.

Louisiana

Senate Bill No. 190, Act No. 469 (“SB 190”) was signed into law by the Louisiana Governor on July 11, 2007 effective July 1, 2008. SB 190 changes the calculation of the video poker franchise tax from a tax based on gross revenues to a tax based on gross revenues less purse expenses. SB 190 will have a favorable impact on our video poker results of operations beginning July 1, 2008.

House Bill 547 (“HB 547”) was signed into law effective October 15, 2007. HB 547 increased the maximum video poker jackpot from $500 to $1,000.

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks. Each racetrack is granted permission to operate up to 2,000 slot machines. In order to operate these slot machines, Hoosier Park paid a $150 million licensing fee prior to November 1, 2007 and will be required to invest $100 million in capital improvements and pay an additional $100 million licensing fee by November 1, 2008. We completed the sale of our interest in Hoosier Park on March 30, 2007. As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational. The Governor of Indiana signed this legislation into law, and Hoosier Park officials have begun the construction of a new slot facility.

K.	Environmental Matters

It is not anticipated that we will have any material liability as a result of non-compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected the ability to develop and operate our properties and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

L.	Service Marks

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter and housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

M.	Employees

As of December 31, 2007, we employed approximately 1,000 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2007, average full-time and seasonal employment per pay period was approximately 2,500 individuals Company-wide.

N.	Internet Access

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

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

Legalized gaming is currently permitted in various forms in many U.S. states and Canada. Other jurisdictions could legalize gaming in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, and results of operations.

All of our racetracks face competition in the simulcast market. Over 50,000 horse races are conducted annually in the U.S. Of these races, CDI hosts approximately 4,300 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our races for horses. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 80 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or via the internet. As a content distributor, we compete for these dollars to be wagered at our racetracks and OTBs and via our ADW business.

Web-based businesses may offer consumers a wide variety of events to wager on, including other racetracks and other sporting events. Unlike most on-line and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both their continued operations and expansion. We could also face significantly greater costs in operating our business compared to these gaming companies. We cannot offer the same number of gaming options as on-line and Internet-based gaming companies. Many on-line and web-based gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material, adverse impact on our business, financial condition, and results of operations.

The ADW business is sensitive to changes and improvements to technology and new products. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW providers.

The Popularity of Horse Racing is Declining

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition as discussed above and unwillingness of customers to travel a significant distance to racetracks with the increasing availability of off-track and ADW options. Declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from simulcasting and ADW businesses. A continued decrease in attendance at live events and in on-track wagering, as well as increasing competition in the simulcasting and ADW markets, could materially, adversely impact our business, financial condition, and results of operations.

We Face Extensive Regulation from Various Authorities

The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation. We depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including the KHRA, the Florida DPW, the LSRC, the Louisiana Board and the IRB. In Louisiana, our gaming operations must meet the licensing requirements of the Louisiana Board. As part of this regulatory framework, licenses to conduct live horse racing and to participate in simulcast wagering are granted annually, and gaming licenses in Louisiana are granted every five years. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks and gaming facilities. However, we may be unable to maintain our existing licenses. In Louisiana, gaming licenses are contingent upon maintaining the racing license, and we must conduct 80 live race days within a 20 week period in order to maintain the racing license. On January 29, 2008, voters in Miami-Dade County, Florida approved the operation of slot machines at Miami-Dade County pari-mutuel facilities, including Calder. The DPW is responsible for issuing permits for the operation of slot machines. We are in the process of applying for a permit to operate slot machines at Calder. The failure to attain, loss of or material change in our licenses, registrations, permits or approvals may materially limit the number of races we conduct as well as our ability to operate slot machines, and/or video poker devices, and could have a material, adverse impact on our results of operations. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy. Our expansion into advance deposit wagering operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

Changes in Legislation and Regulation of Our Operations Could Affect Our Business

Our gaming operations exist at the discretion of the states where we conduct business. Certain aspects of our gaming operations are also subject to federal statutes or regulations. All of our pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on our results of operations. In addition, any expansion of our gaming operations into gaming, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, will likely require various additional licenses, registrations, permits and approvals. The approval process can be time-consuming and costly, and there is no assurance of success. We have and continue to seek legal authority to offer gaming at our racetracks where gaming is not currently permitted.

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

The passage of legislation permitting gaming at racetracks can be a long and uncertain process. As a result, there can be no assurance that (1) jurisdictions in which we own or operate racetracks will pass legislation permitting gaming, (2) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (3) if gaming is permitted at our racetracks, it will be on economically viable terms. If gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct gaming, there may be significant costs and other resources to be expended, and there will be significant risks involved, including the risk of changes in the enabling legislation (such as a decision to prohibit, delay or remove gaming rights at racetracks by the legislation regulatory act of the citizens, or other act) that could have a material, adverse impact on our business, financial condition and results of operations.

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from residents of the United States. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. The U.S. has announced that it compensated certain countries. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horse racing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

In the event that gaming legislation is passed, there can be no certainty as to the terms of such legislation or regulations, including the timetable for commencement, the conditions and feasibility of operation and whether gaming rights are to be limited to racetracks. In addition, there may be significant costs and other resources to be expended. We currently operate video poker devices and slot machines in Louisiana, and we are applying for a permit to operate slot machines in Florida.

We May Face Government and Other Opposition Regarding Our Pari-Mutuel Wagering Operations

We recently launched TwinSpires, an ADW business that will accept advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. The ADW business is heavily regulated, and laws governing advance deposit wagering vary from state to state. We may accept advance deposit wagers from residents of states where the law does not expressly address advance deposit wagering. Some states have expressly authorized advance deposit wagering by their own residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering; and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through advance deposit wagering hubs located in different states. We believe that an ADW business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a narrower manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering. In December 2000, legislation was enacted in the United States that amends the IHA. We believe that this amendment clarifies that inter-track wagering simulcasting, off-track betting and advance deposit wagering, as currently conducted by the U.S. horse racing industry are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition and results of operations, including the licenses we hold to conduct horse racing and pari-mutuel wagering in the United States.

Our expansion opportunities with respect to advance deposit wagering will be limited unless more states amend their laws or regulations to permit advance deposit wagering. In the alternative, if states take affirmative action to make advance deposit wagering expressly unlawful, this could have a material, adverse impact on our business, financial condition and results of operations. In addition, the regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in obtaining or renewing required legislation, licenses, registrations, permits and approvals.

From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.

On October 13, 2006, President Bush signed into law UIGEA. This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory language protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA.

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

We May Experience Resistance to Certain of Our Business Strategies

We have entered into a reciprocal content swap agreement with MEC to exchange our respective horse racing signals with each other. MEC and the Company have also formed a venture which will serve as agent to MEC and the Company to sell our content to third parties, including racetracks, OTBs, casinos and other advance deposit wagering providers. The venture will also act as agent to MEC and the Company to purchase horse racing content from third parties to make available through our respective outlets including our advance deposit wagering platform. Other industry participants may not agree to sell and decline to purchase our content from the venture and/or to sell their content to us through the venture. This resistance may reduce the distribution of our content and/or our ability to purchase content for our outlets, including our advance deposit wagering platform, potentially having a material, adverse impact on our business, financial condition and results of operations.

We have also purchased a fifty percent interest in a venture that will own and operate MEC’s currently owned horse racing television channel, HRTV. HRTV will serve as our primary distribution channel to homes that use certain cable or satellite services for advance deposit wagering. This investment may generate operating losses. In addition, HRTV may be unable to negotiate new distribution agreements with cable companies and/or satellite companies, resulting in a reduction in distribution for advance deposit wagering purposes. In addition, our customers may not subscribe to the services needed to access our content or may be confused about where to view our content. Any of these risks could have a material, adverse impact on our business, financial condition and results of operations.

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

We Experience Significant Seasonal Fluctuations in Operating Results

We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we can offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races could have a material, adverse impact on our results of operations. Our live racing schedule dictates that we earn a substantial portion of our net earnings in the second quarter of each year when the Kentucky Derby and the Kentucky Oaks races are run during the first weekend in May. Business interruption, such as weather conditions, could affect our ability to conduct our most popular races. Any adverse impact on our races, including the Kentucky Derby, the Kentucky Oaks and key races at our other racetracks could have a material, adverse impact on our business, financial condition and results of operations.

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

Inclement Weather and Other Conditions May Affect Our Ability to Conduct Live Racing

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, storms, tornadoes and hurricanes, could cause races to be cancelled and/or wagering to suffer. If a business interruption were to occur and continue for a significant length of time, at any of our racetracks, it could materially, and adversely affect our results of operations. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to severe weather conditions, natural disasters and other casualties. During 2005, we sustained disruption to our operations at Calder Race Course in Florida, Fair Grounds Race Course and our OTB locations in Louisiana due to the damage caused by hurricanes. Any flood or other severe weather condition that could lead to the loss of use of our other facilities for an extended period could have a material, adverse impact on our business, financial condition and results of operations.

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

We Depend on Agreements with Our Horsemen

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana. These agreements provide that we must receive the consent of the horsemen’s groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their horsemen’s groups typically provide that those racetracks must receive consent from the horsemen’s groups before we can accept wagers on their races. The failure to maintain agreements with our horsemen and industry associations on satisfactory terms or the refusal by a horsemen’s group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.

We Depend on Key Personnel

We are highly dependent on the services of Robert L. Evans, our President and Chief Executive Officer, and other members of our executive management team. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

We May Not be Able to Adequately Insure Our Properties

The significant damage and resulting insurance claims caused by (i) Hurricane Katrina to the New Orleans, Louisiana area and our Fair Grounds facility and OTBs; and (ii) Hurricane Wilma to South Florida and our Calder facility has increased the costs of obtaining property coverage for our facilities and significantly impacted our ability to obtain and maintain adequate property coverage at our facilities. Our ability to obtain and maintain adequate property coverage at reasonable prices could have a material, adverse impact on our business, financial condition and results of operations.

We May Experience Difficulty in Integrating Recent or Future Acquisitions into Our Operations

On June 11, 2007, we acquired through two separate acquisitions certain of the assets and businesses of ATAB and BRIS. These transactions resulted in our acquiring an ADW business and two data services operations which produces handicapping and pedigree reports sold to participants in the horse racing industry, including horseplayers and racing-related publications. We may pursue additional acquisitions in the future.

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

Any Infringement by Us on Intellectual Property Rights of Others Could Adversely Affect Our Business, Financial Condition and Results of Operations or Result in Litigation

In the course of our business, we become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products and services.

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

Other Risks

Many other risks beyond our control could seriously disrupt our operations, including:

•	The effect of global economic conditions;
•	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;
•	The economic environment;

•	The impact of interest rate fluctuations;
•	The financial performance of our racing operations;
•	Costs associated with our efforts in support of gaming initiatives; and
•	Costs associated with Corporate initiatives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in Item 1. “Business” of this Report.

Our real and personal property (but not including the property of CDSP, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $120 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.	LEGAL PROCEEDINGS

On June 15, 2005, Jerry Jacobs, a resident of New Orleans, Louisiana filed a petition with the Civil District Court for the Parish of New Orleans, Louisiana for declaratory judgment alleging that slot machines at Fair Grounds Race Course would violate the New Orleans City Charter that prohibits more than one land-based casino and that the Louisiana statute authorizing slots at racetracks violates the Louisiana constitution. The petition requests injunctive relief prohibiting the operation of slot machines at Fair Grounds. Churchill Downs Louisiana Horseracing Company, L.L.C., the owner of Fair Grounds, and the State of Louisiana are defendants in the action. The City of New Orleans intervened in support of the Company and the State of Louisiana. On October 30, 2006, the Civil District Court granted the Company’s motion for summary judgment and dismissed Mr. Jacobs’ petition in its entirety. On November 15, 2006, Mr. Jacobs appealed the Civil District Court’s dismissal and the appeal is currently pending in the Court of Appeal for the Fourth Circuit of the State of Louisiana. The case has been fully briefed and the Court of Appeal heard oral arguments on October 11, 2007. The trial court decision was affirmed in the Company’s favor on February 27, 2008.

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

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of March 5, 2008 there were approximately 3,648 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2007 - By Quarter				2006 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$45.45	$54.64	$54.87	$57.55	$42.50	$43.67	$43.00	$44.21
Low Sale	$39.09	$43.66	$45.38	$48.22	$36.58	$36.04	$35.25	$38.51
Dividends per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2007:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/07- 10/31/07	-		-	-	-

Period 2	11/1/07- 11/30/07	15,931	(1)	$52.58	-	-

Period 3	12/1/07- 12/31/07	-		-	-	-

Total		15,931		$52.58	-	-

(1)	Shares of common stock were acquired from a grantee of restricted stock in payment of income taxes on the related compensation.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a peer group index and the Nasdaq Market Index for the period of approximately five fiscal years commencing January 1, 2003 and ending December 31, 2007. The peer group index used by the Company is the Media General Leisure Industry Group index, which is a published industry peer index of companies engaged in the leisure industry. As its broad equity market index, we use the Nasdaq Market Index which measures the performance of stocks listed on the Nasdaq Global Market and the Nasdaq Small Cap Market. The graph depicts the result of an investment of $100 in the Company, the Nasdaq Market Index and the Media General Leisure Industry Group index. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	Dec. ‘02	Dec. ‘03	Dec. ‘04	Dec. ‘05	Dec. ‘06	Dec. ‘07
Churchill Downs Incorporated	$100.00	$96.58	$119.98	$99.92	$117.62	$149.86
Leisure Industry	$100.00	$140.56	$195.93	$198.39	$250.92	$249.85
NASDAQ	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended December 31,
(In thousands, except per common share data)	2007(1)	2006(2) (3)	2005(4)	2004(5)	2003(6)
Operations:

Net revenues	$410,735	$376,671	$356,342	$304,888	$291,501

Operating income	$33,636	$49,582	$23,950	$30,994	$36,586

Net earnings from continuing operations	$17,038	$30,217	$13,848	$14,274	$23,075

Discontinued operations, net of income taxes	$(1,307)	$(406)	$65,060	$(5,359)	$304

Net earnings	$15,731	$29,811	$78,908	$8,915	$23,379

Basic net earnings from continuing operations per common share	$1.24	$2.24	$1.05	$1.08	$1.75

Basic net earnings per common share	$1.15	$2.21	$5.92	$0.67	$1.77

Diluted net earnings from continuing operations per common share	$1.23	$2.22	$1.04	$1.07	$1.72

Diluted net earnings per common share	$1.14	$2.19	$5.86	$0.67	$1.75

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance Sheet Data at Period End:

Total assets	$624,816	$546,328	$517,844	$642,594	$503,892

Working capital (deficiency) surplus	$(17,559)	$1,650	$(15,269)	$135,640	$115,693

Long-term debt	$67,989	$-	$15,602	$225,000	$115,878

Convertible note payable, related party	$14,234	$13,393	$12,973	$12,552	$-

Other Data:

Shareholders’ equity	$367,558	$350,079	$316,231	$238,428	$251,350

Shareholders’ equity per common share	$26.89	$26.09	$24.08	$18.48	$18.97

Additions to racing plant and equipment, exclusive of business acquisitions, net	$45,632	$46,599	$43,238	$77,172	$40,855

The selected financial data presented above is subject to the following information:

(1)

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 107, Accounting for Income Taxes (“FIN 48”), under which we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits and a corresponding decrease to retained earnings.

(2)

During 2006, the Company recognized a gain of $20.6 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds, Calder and Ellis Park, from Hurricane Katrina, Hurricane Wilma and a tornado, respectively ($1.4 million is included in discontinued operations). Also, during 2006, the Company recognized an asset impairment of $7.9 million to write down the long-lived assets of Hoosier Park to their estimated fair value. Finally, during 2006, the Company recognized a gain of $4.3 million, net of income taxes, on the sale of Ellis Park.

(3)

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of adopting SFAS No. 123(R).

(4)	During 2005, the Company recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.
(5)

During 2004, the Company recorded a $4.3 million loss representing an unrealized loss on derivative instruments embedded in a convertible promissory note, a $1.6 million gain on the sale of our 19% interest in Kentucky Downs and a $6.2 million asset impairment loss recorded to write down the assets of Ellis Park (part of discontinued operations) to their estimated fair value.

(6)

During 2003, the Company recorded a $4.1 million gain related to an Illinois real estate tax settlement. The amount recorded, net of attorney’s fees and other reductions, approximates $3.1 million reflected as a reduction of operating expenses and $1.0 million in earned interest income.

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

Overview

We are a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana.

We operate the Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, which has conducted thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Arlington Park, a thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course and Slots (“Fair Grounds”), a thoroughbred racing operation in New Orleans, Louisiana, which also owns and operates 245 slot machines; and Video Services Inc. (“VSI”), the owner and operator of more than 600 video poker machines in Louisiana. We conduct simulcast wagering on horse racing at 22 simulcast wagering facilities in Kentucky, Illinois and Louisiana, as well as at our four racetracks.

During 2005, we completed the disposition of the assets of Hollywood Park Racetrack for a purchase price of $254.6 million. During 2006, we sold all of the issued and outstanding shares of common stock (the “Stock”) of RCA, the parent company of Ellis Park Race Course (“Ellis Park”). On March 30, 2007, we sold our ownership interest in Hoosier Park. The primary reasons for selling Hollywood Park Racetrack were to achieve a significant return on the asset and significantly reduce our long-term debt balances. We made the decision to sell Ellis Park and Hoosier Park in order to dispose of two assets which we considered to be underperforming and to provide us with additional opportunities and resources to focus on our other assets and operations. As of the date of the filing of this Annual Report on Form 10-K, we do not anticipate further dispositions of our operations in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The sold businesses discussed above have been accounted for as discontinued operations in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Please refer to further sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Item 7 as well as our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details regarding these dispositions.

Recent Developments

Insurance Recoveries

On March 10, 2008, we entered into a final settlement agreement and release, a copy of which is attached as Exhibit 10(vv) to this Annual Report on Form 10-K, with our excess property insurance carriers relating to our outstanding claims from Hurricane Katrina. The agreed upon settlement amount of $17.2 million will cover all outstanding property and business interruption claims. We expect to receive the payment in full by the end of the first quarter of 2008.

Settlement with EP Acquisition LLC

We have reached a tentative agreement to pay EP Acquisition, LLC $2.0 million to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement.

Empire Racing

On October 10, 2007, we withdrew from and terminated our relationship and agreements with Empire Racing Associates, an entity established to bid for the New York racing franchise.

Slot Operations

Fair Grounds previously received all statutory, regulatory and other authorizations to operate up to 700 slot machines in a permanent facility at the racetrack. On September 18, 2007, the Louisiana Gaming Control Board, upon the recommendation of the Louisiana State Police, approved the opening of the Fair Grounds temporary slot facility. The facility was opened to the public on September 21, 2007 with a total of 245 slot machines available. Upon commencement of operations at the temporary slot facility, we were required to cease video poker operations at the on-site simulcast facility.

Also, in September, Fair Grounds resumed its phase one construction of its permanent slot facility that had been halted due to the damages to its facilities caused by Hurricane Katrina. The permanent slot facility is scheduled to be completed in late 2008.

On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that conducted live racing during each of the last two years. On December 8, 2005, the state legislature adopted legislation to allow for and govern the slot machine operations of authorized facilities in Broward and Miami-Dade counties. Under the terms of this legislation, Florida Statutes Chapter 551, the facilities in Broward County and Miami-Dade County are permitted to operate up to 2,000 slot machines at each of their gaming facilities. On March 9, 2005, voters in Broward County, where four authorized facilities were located, approved the referendum by a majority vote. On January 29, 2008, voters in Miami-Dade County, where Calder is located, approved the referendum by a majority vote.

Acquisitions

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million. The transaction includes the acquisition of the following account wagering platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications.

New Ventures

On May 2, 2007, we launched an on-line advance deposit wagering (“ADW”) business called TwinSpires, which offers racing fans the opportunity to wager on racing content owned by the Company and other sources. On November 26, 2007, we merged the ATAB ADW business with TwinSpires thereby establishing a single ADW brand.

We also entered into an agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet Media Group, LLC (“TrackNet”), through which the racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and ADW providers through pre-established accounts. TrackNet will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes.

On March 4, 2007, we also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously wholly-owned by MEC. The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to homes.

Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and ADW providers owned by each of the Company and MEC.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act (“IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horse racing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or account wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory languages protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA.

Florida

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

In the Spring of 2006 session of the Illinois General Assembly, legislation was passed to create and Fund the Horse Racing Equity Trust Fund. The Horse Racing Equity Trust Fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements. The legislation expires two years after its immediate effective date. The governor of Illinois signed the legislation on May 26, 2006 as Public Act 94-0805.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Court ruled in April 2007 that the law was unconstitutional as the law only affects the four suburban casinos and not the five downstate casinos. The Attorney General is filing an appeal of this ruling to the Illinois Supreme Court. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Attorney General is representing Illinois on this matter, and the litigation is ongoing. As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter could have on our business, financial condition and results of operations.

Arlington Park will continue to seek authority to conduct gaming at the racetrack. The 2007 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack. Legislation allowing slot machines at Illinois racetracks and clarifying the legality of advance deposit wagering is expected to be introduced as part of a capital spending plan during 2008. At this point, it is too early to determine whether those initiatives will be successful.

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

Kentucky

The Kentucky horse industry continues to seek legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetrack to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Kentucky’s gubernatorial election was held on November 6, 2007, and the democratic candidate, Steve Beshear, publicly stated his support for limited gaming at racetracks and a few other select locations as a key revenue enhancement strategy for Kentucky. Governor Beshear unveiled his plan on February 14, 2008, which could permit Churchill Downs to operate a casino in Jefferson County, Kentucky. Under Governor Beshear’s plan, which requires an amendment to the Kentucky constitution seven racetracks and five stand alone facilities would be permitted the opportunity to operate a casino. Churchill Downs would be required to pay a $100 million license fee, an annual 25% excise tax on adjusted gross receipts for five years and a 35% excise tax on adjusted gross receipts thereafter. Purse supplements and industry incentives of 15.65% on adjusted gross receipts would also be required. The House Standing Committee on Elections, Constitutional Amendments and Intergovernmental Affairs approved an alternative amendment that would permit up to nine casino locations in Kentucky with no more than five at racetracks. The amendment would not guarantee any specific location, and tax rates and license fees are not specified. As of the date of the filing of this Annual Report on Form 10-K, it is too early to determine whether this legislation will be successful.

Louisiana

Senate Bill No. 190, Act No. 469 (“SB 190”) was signed into law by the Louisiana Governor on July 11, 2007 effective July 1, 2008. SB 190 changes the calculation of the video poker franchise tax from a tax based on gross revenues to a tax based on gross revenues less purse expenses. SB 190 will have a favorable impact on our video poker results of operations beginning July 1, 2008.

House Bill 547 (“HB 547”) was signed into law effective October 15, 2007. HB 547 increased the maximum video poker jackpot from $500 to $1,000.

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks. Each racetrack is granted permission to operate up to 2,000 slot machines. In order to operate these slot machines, Hoosier Park paid a $150 million licensing fee prior to November 1, 2007 and will be required to invest $100 million in capital improvements and pay an additional $100 million licensing fee by November 1, 2008. We completed the sale of our interest in Hoosier Park on March 30, 2007. As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational. The Governor of Indiana signed this legislation into law, and Hoosier Park officials have begun the construction of a new slot facility.

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

Our business can be impacted positively and negatively by legislative and regulatory changes and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our plant and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting principles.

Additional information regarding how our business can be impacted by competition and legislative changes is included in Items 1I and 1J, respectively, in this Annual Report on Form 10-K.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) using the modified prospective application method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of adopting SFAS No. 123(R). Previous periods have not been restated.

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

In 2007, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations. Our ability to obtain insurance coverage at acceptable costs in future years under terms and conditions comparable to the current years is uncertain.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have fewer live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2008 and 2007 is included in Item 1H, “Licenses and Live Race Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, off-track betting facilities (“OTBs”) and ADW providers (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering at our facilities. These other revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from video poker and slot machines and are recognized when the related service is performed. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Other operating revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Approximately 70% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and advance deposit wagering. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals by patrons at our racetracks during our live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on our live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting (including ADW wagering) at our various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting are contractually determined and average approximately 3.6%.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Year ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Churchill Downs
Total handle	$852,603	$932,980	$885,707	$(80,377)	(9)%	$47,273	5%
Net pari-mutuel revenues	$60,425	$64,640	$61,052	$(4,215)	(7)%	$3,588	6%
Commission %	7.1%	6.9%	6.9%

Arlington Park
Total handle	$820,633	$769,817	$804,091	$50,816	7%	$(34,274)	(4)%
Net pari-mutuel revenues	$73,741	$69,124	$71,382	$4,617	7%	$(2,258)	(3)%
Commission %	9.0%	9.0%	8.9%

Calder
Total handle	$922,492	$963,508	$957,533	$(41,016)	(4)%	$5,975	1%
Net pari-mutuel revenues	$90,282	$94,064	$92,249	$(3,782)	(4)%	$1,815	2%
Commission %	9.8%	9.8%	9.6%

Louisiana Operations
Total handle	$544,733	$328,300	$495,227	$216,433	66%	$(166,927)	(34)%
Net pari-mutuel revenues	$48,805	$39,454	$39,307	$9,351	24%	$147	-
Commission %	9.0%	12.0%	7.9%

Other Investments
Total handle	$94,160	-	-	$94,160	-	-	-
Net pari-mutuel revenues	$18,267	-	-	$18,267	-	-	-
Commission %	19.4%	-	-

Eliminations
Net pari-mutuel revenues	$(5,669)	$(3,433)	$(3,207)	$(2,236)	(65)%	$(226)	(7)%

Total
Handle	$3,234,621	$2,994,605	$3,142,558	$240,016	8%	$(147,953)	(5)%
Net pari-mutuel revenues	$285,851	$263,849	$260,783	$22,002	8%	$3,066	1%
Commission %	8.8%	8.8%	8.3%

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
No. of live race days	423	379	428	44	11%	(49)	(11)%
Net pari-mutuel revenues	$285,851	$263,849	$260,783	$22,002	8%	$3,066	1%
Gaming revenues	29,115	24,242	11,545	4,873	20%	12,697	110%
Other operating revenues	95,769	88,580	84,014	7,189	8%	4,566	5%

Total net revenues	$410,735	$376,671	$356,342	$34,064	9%	$20,329	6%

Operating income	$33,636	$49,582	$23,950	$(15,946)	(32)%	$25,632	107%
Net earnings from continuing operations	$17,038	$30,217	$13,848	$(13,179)	(44)%	$16,369	118%
Diluted net earnings from continuing operations per common share	$1.23	$2.22	$1.04

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our total net revenues increased $34.1 million primarily as a result of the acquisition of ATAB and BRIS and the launch of TwinSpires during the year ended December 31, 2007. Revenues also increased during the year ended December 31, 2007 due to 48 additional live racing days at Fair Grounds compared to the same period of 2006. Live racing returned to Fair Grounds in New Orleans in November 2006 following the shortened racing meet that was conducted at Harrah’s Louisiana Downs in the prior year and resulted in only 36 racing days during the year ended December 31, 2006. Finally, revenues also increased during the year ended December 31, 2007 due to the opening of the temporary slot facility at Fair Grounds. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings per common share included:

•

During the year ended December 31, 2007, we recognized a gain of $0.8 million compared to $19.2 million during the same period of 2006 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder.

•

Equity in loss of unconsolidated investments increased during the year ended December 31, 2007 primarily as a result of the performance of our investments in HRTV, TrackNet and Racing World Limited (“Racing World”).

•	Our effective tax rate increased from 39% in 2006 to 42% in 2007 resulting primarily from the non-deductibility of legislative initiative costs recognized during 2007.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Our total net revenues increased $20.3 million, primarily due to increased wagering at our video poker operations as well as increased import simulcasting pari-mutuel revenues at Fair Grounds. We also experienced higher revenues during the week of the Kentucky Derby and benefited from a successful Breeders’ Cup, which resulted in higher revenues at Churchill Downs. These increased net revenues were partially offset by decreased net revenues from Fair Grounds primarily as a result of 51 fewer live racing days due to the business interruption caused by Hurricane Katrina. Also, decreased net revenues from Arlington Park that we believe was primarily caused by a decline in average starters per race as well as lower pari-mutuel wagering in general offset the overall increase. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings from continuing operations per common share included:

•

During the year ended December 31, 2006, we recognized a gain of $19.2 million compared to $2.2 million during the same period of 2005 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder.

•	Our effective tax rate decreased from 44% in 2005 to 39% in 2006 resulting primarily from the non-deductibility of legislative initiative costs recognized during 2005.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Purse expenses	$121,367	$118,999	$112,437	$2,368	2%	$6,562	6%
Depreciation / amortization	23,284	19,164	19,346	4,120	21%	(182)	(1)%
Other operating expenses	181,753	163,444	158,327	18,309	11%	5,117	3%
SG&A expenses	51,479	44,713	44,478	6,766	15%	235	1%
Insurance recoveries, net of losses	(784)	(19,231)	(2,196)	18,447	96%	(17,035)	(776)%

Total expenses	$377,099	$327,089	$332,392	$50,010	15%	$(5,303)	(2)%

Percent of revenue	92%	87%	93%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total expenses increased 15% during the year ended December 31, 2007 primarily as a result of 48 additional live racing days at Fair Grounds as well as a reduction in insurance recoveries, net of losses of $18.4 million related to Hurricanes Katrina and Wilma. Expenses also increased due to the acquisition of ATAB and BRIS, the launch of TwinSpires and the opening of the temporary slot facility at Fair Grounds. These increases were partially offset by decreased purse and other live racing meet-related expenses at Churchill Downs primarily as a result of four fewer race days during the year ended December 31, 2007 compared to the same period of 2006. Further discussion of expense variances by our reported segments is detailed below.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Total expenses decreased 2% during 2006 primarily as a result of an increase in insurance recoveries, net of losses of $17.0 million related to damages sustained from natural disasters that occurred during 2005 by the Louisiana Operations and Calder. Purse expenses of the video poker operations and Churchill Downs increased consistent with the higher net revenues experienced in the aftermath of Hurricane Katrina primarily related to the video poker operations and higher revenues during the week of the Kentucky Derby, respectively. Other operating expenses increased primarily as a result of higher property insurance expense at Calder and the Louisiana Operations, which was caused by the occurrence of significant natural disasters during 2005. Other operating expenses of Arlington Park also increased as a result of running one additional live race day during 2006 compared to 2005. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Interest income	$946	$866	$548	$80	9%	$318	58%
Interest expense	(3,525)	(1,869)	(1,136)	(1,656)	(89)%	(733)	(65)%
Equity in loss of unconsolidated investments	(3,372)	(839)	(363)	(2,533)	(302)%	(476)	(131)%
Miscellaneous, net	1,659	1,869	1,663	(210)	11%	206	12%

Other income (expense)	$(4,292)	$27	$712	$(4,319)	(15,996)%	$(685)	(96)%

Provision for income taxes	$(12,306)	$(19,392)	$(10,814)	$7,086	37%	$(8,578)	(79)%
Effective tax rate	42%	39%	44%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting the comparability of other income and expense and provision for income taxes include:

•	Equity in loss of unconsolidated investments increased during the year ended December 31, 2007 primarily as a result of the performance of our investments in HRTV and TrackNet.
•

Interest expense increased primarily due to the fact that we borrowed $55.0 million to fund the acquisition of ATAB and BRIS during 2007, as well as a result of the recognition of a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the year ended December 31, 2007.

•	Our effective tax rate increased from 39% to 42% in 2007 resulting primarily from the non-deductibility of legislative initiative costs recognized during 2007.

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

•	Equity in loss of unconsolidated investments increased during the year ended December 31, 2006 primarily as a result of the performance of our investment in Racing World.
•	Our effective tax rate decreased from 44% in 2005 to 39% in 2006 resulting from the non-deductibility of legislative initiative costs recognized during 2005.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Churchill Downs	$119,923	$123,858	$113,842	$(3,935)	(3)%	$10,016	9%
Arlington Park	88,766	82,863	86,900	5,903	7%	(4,037)	(5)%
Calder	93,712	97,935	96,634	(4,223)	(4)%	1,301	1%
Louisiana Operations	87,572	70,868	58,212	16,704	24%	12,656	22%

Total Racing Operations	389,973	375,524	355,588	14,449	4%	19,936	6%
Other Investments	25,680	3,842	2,954	21,838	568%	888	30%
Corporate	2,329	2,179	2,434	150	7%	(255)	(10)%
Eliminations	(7,247)	(4,874)	(4,634)	(2,373)	(49)%	(240)	(5)%

	$410,735	$376,671	$356,342	$34,064	9%	$20,329	6%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting comparability of our revenues by segment include:

•	Net revenues of Other Investments increased due to the acquisition of ATAB and BRIS and the launch of TwinSpires during the year ended December 31, 2007.
•

Net revenues of the Louisiana Operations increased primarily as a result of 48 additional live racing days during the year ended December 31, 2007 compared to the same period of 2006 as well as the opening of the temporary slot facility at Fair Grounds during September 2007.

•

Arlington Park revenues increased primarily as a result of increased pari-mutuel revenues. We experienced an increase in average starters per race, which we believe is partially attributable to the installation of a new Polytrack racing surface. In addition, during January and February, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois. The IRB appointed Arlington Park as the host track in Illinois for 45 days during portions of January and February of 2007 compared to 37 days during January and February of 2006, which resulted in additional revenues of $1.2 million during the year ended December 31, 2007 compared to the same period of 2006.

•

Net revenues at Calder decreased primarily as a result of lower pari-mutuel revenues earned during the fourth quarter of 2007 compared to the same period of 2006. We believe lower pari-mutuel revenues is attributable to statutory changes that occurred in the state of Florida. Effective September 21, 2007, all pari-mutuel facilities in Dade and Broward counties were permitted to enter into contractual arrangements that allow the host facility to send its live and import simulcast products to other facilities in the two counties. In addition, changes were made to card room legislation that increased competition.

•

Net revenues from Churchill Downs decreased primarily as a result of four fewer race days during the year ended December 31, 2007 compared to the same period of 2006. In addition, Churchill Downs recognized less source market fee revenues during the year ended December 31, 2007 compared to the same period of 2006, which was attributable to the expiration of an agreement with a third party ADW provider.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting comparability of our revenues by segment include:

•

Net revenues of the Louisiana Operations increased primarily due to increased wagering at our video poker operations in Louisiana. Following Hurricane Katrina during the last four months of 2005, our video poker operations were suspended.

•	Net revenues from Churchill Downs increased primarily due to higher revenues earned during the week of the Kentucky Derby.
•

Net revenues from Arlington Park decreased primarily as a result of declining business levels across all areas of the business, including lower pari-mutuel revenues, admissions, group sales and concessions. We believe the declining business levels are primarily the result of fewer starters per race resulting in a lower quality racing product.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Year Ended December 31,			'07 vs. '06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Churchill Downs	$96,098	$98,175	$92,730	$(2,077)	(2)%	$5,445	6%
Arlington Park	85,881	85,983	84,222	(102)	-	1,761	2%
Calder	89,930	87,636	88,036	2,294	3%	(400)	(1)%
Louisiana Operations	80,431	50,610	61,438	29,821	59%	(10,828)	(18)%

Total Racing Operations	352,340	322,404	326,426	29,936	9%	(4,022)	(1)%
Other Investments	26,368	3,001	2,702	23,367	779%	299	11%
Corporate	24,220	23,764	20,685	456	2%	3,079	15%
Eliminations	(25,829)	(22,080)	(17,421)	(3,749)	(17)%	(4,659)	(27)%

	$377,099	$327,089	$332,392	$50,010	15%	$(5,303)	(2)%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting comparability of our expenses by segment include:

•

Expenses of the Louisiana Operations increased $29.9 million primarily as a result of the recognition of insurance recoveries, net of losses of $16.6 million related to Hurricane Katrina during the year ended December 31, 2006. Additionally, expenses increased primarily due to 48 more live racing days during the year ended December 31, 2007 compared to the same period of 2006. Expenses of the Louisiana Operations also increased due to the opening of the temporary slot facility at Fair Grounds during September 2007.

•	Expenses of Other Investments increased during the year ended December 31, 2007 due to the acquisition of ATAB and BRIS and the launch of TwinSpires.
•

Calder expenses increased primarily as a result of legislative spending incurred during the year ended December 31, 2007 related to the successful slot machine referendum held in Miami-Dade County, Florida in January 2008.

•	Expenses of Churchill Downs decreased primarily as a result of four fewer race days during the year ended December 31, 2007 compared to the same period of 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Significant items affecting comparability of our expenses by segment include:

•

During the year ended December 31, 2006, we recorded insurance recoveries, net of losses of $16.6 million compared to $2.2 million during the same period of 2005 related to damages sustained by the Louisiana Operations from Hurricane Katrina during 2005. Expenses from the Louisiana Operations also decreased as a result of 51 fewer live racing days due to the business interruption caused by Hurricane Katrina. Increased purse expenses as a result of increased import simulcasting business levels partially offset these declines. Additionally, expenses of the Louisiana Operations increased as a result of higher purse expenses generated by increased video poker business levels.

•

Churchill Downs expenses increased primarily as a result of increased expenses related to the Kentucky Derby, including higher expenses associated with fulfilling sponsorships of the Kentucky Derby. Also, depreciation expense increased due to the recognition of a full year of depreciation expense related to the newly renovated Churchill Downs facility that was completed during 2005.

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

•

We incurred $3.0 million of expenses related to the gaming initiatives in Florida during the year ended December 31, 2005. During the year ended December 31, 2006, we recorded insurance recoveries, net of losses of $2.7 million related to damages sustained by Calder from Hurricane Wilma that occurred during 2005.

Discontinued Operations

The following table presents earnings (loss) from discontinued operations, which includes the results of operations of Hoosier Park, Ellis Park and Hollywood Park Racetrack, for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Net revenues	$7,789	$49,823	$122,539	$(42,034)	(84)%	$(72,716)	(59)%
Operating expenses	6,860	46,221	115,010	(39,361)	(85)%	(68,789)	(60)%
Selling, general and administrative expenses	612	3,935	6,590	(3,323)	(84)%	(2,655)	(40)%
Asset impairment loss	-	7,871	-	(7,871)	-	7,871	-
Insurance recoveries, net of losses	-	(1,367)	74	1,367	100%	(1,441)	(1,947)%

Operating income (loss)	317	(6,837)	865	7,154	105%	(7,702)	(890)%

Other income (expense):
Interest income	62	143	94	(81)	(57)%	49	52%
Interest expense	(157)	(584)	(9,246)	427	73%	8,662	94%
Miscellaneous, net	815	1,527	1,431	(712)	(47)%	96	7%

Other income (expense)	720	1,086	(7,721)	(366)	(34)%	8,807	114%

Earnings (loss) before (provision) benefit for income taxes	1,037	(5,751)	(6,856)	6,788	118%	1,105	16%
(Provision) benefit for income taxes	(982)	1,066	2,020	(2,048)	(192)%	(954)	(47)%

Earnings (loss) from operations	55	(4,685)	(4,836)	4,740	101%	151	3%
(Loss) gain on sale of assets, net of income taxes	(1,362)	4,279	69,896	(5,641)	(132)%	(65,617)	(94)%

Net (loss) earnings	$(1,307)	$(406)	$65,060	$(901)	(222)%	$(65,466)	(101)%

Significant items affecting comparability of earnings (loss) from discontinued operations include:

•

Net revenues, operating expenses and selling, general and administrative expenses are lower as a result of the sale of the assets of Hollywood Park during the third quarter of 2005 and the sale of the stock of RCA during the third quarter of 2006.

•

During the year ended December 31, 2006, in connection with a definitive agreement reached on December 13, 2006 relative to the sale of the remaining partnership interest of Hoosier Park, we recognized an impairment loss of $7.9 million on long-lived assets at Hoosier Park.

•

We used proceeds from the sale of the assets of Hollywood Park to pay off the debt balances under the revolving loan facility and the variable rate senior notes. As such, all interest expense related to these facilities has been allocated to discontinued operations for the year ended December 31, 2005.

•	During the year ended December 31, 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,		‘07 vs. ‘06 Change
	2007	2006	$	%
Total assets	$624,816	$546,328	$78,488	14%
Total liabilities	$257,258	$196,249	$61,009	31%
Total shareholders’ equity	$367,558	$350,079	$17,479	5%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in goodwill of $54.8 million and other intangible assets of $23.0 million associated with the acquisition of ATAB and BRIS, an increase of $21.9 million in plant and equipment, net and a decrease in assets held for sale of $25.4 million. Plant and equipment, net increased primarily as a result of capital spending related to the new Polytrack racing surface and a new dormitory at Arlington Park as well as construction of a temporary slot facility at Fair Grounds. Assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park in March 2007.

•

Significant changes within total liabilities include increases in long-term debt and accounts payable of $68.0 million and $10.6 million, respectively. Partially off-setting these increases are decreases in liabilities associated with assets held for sale and purses payable of $13.7 million and $5.3 million, respectively. Long-term debt increased in connection with borrowings on our revolving line of credit to fund the acquisition of ATAB and BRIS. Accounts payable increased due to increased liabilities associated with our 2007 live racing meets, the addition of deposit wagering liabilities associated with our ADW businesses and the addition of book overdrafts on our bank accounts resulting from funds used to acquire ATAB and BRIS. Liabilities associated with assets held for sale decreased in connection with the sale of the remaining ownership interest in Hoosier Park in March 2007. Purses payable decreased primarily as a result of lower purses generated from simulcast operations caused by a decrease in import simulcast business during 2007 leading up to the winter meet at Fair Grounds during the year ended December 31, 2007 compared to the same period of 2006.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Year Ended December 31,			‘07 vs. ‘06 Change		‘06 vs. ‘05 Change
	2007	2006	2005	$	%	$	%
Operating activities	$51,225	$69,508	$(1,574)	$(18,283)	(26)%	$71,082	4,516%
Investing activities	$(136,473)	$(47,019)	$205,023	$(89,454)	(190)%	$(252,042)	(123)%
Financing activities	$72,521	$(16,905)	$(208,655)	$89,426	529%	$191,750	92%

•

The decrease in cash provided by operating activities is primarily the result of excess cash generated during the year ended December 31, 2006 by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005. This decrease was partially offset by cash generated by the additional 48 live race days at Fair Grounds during 2007 as well as cash generated by the operations of ATAB, BRIS and TwinSpires. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

Cash flows from operating activities during 2006 increased significantly compared to 2005 primarily as a result of the sale of the assets of Hollywood Park during 2005, which was partially offset by insurance recoveries, net of losses realized during 2006.

•

The increase in cash used in investing activities is attributable primarily to the acquisition of ATAB and BRIS and cash sold in connection with the sale of the remaining ownership interest of Hoosier Park. Additions to plant and equipment during the year ended December 31, 2007 primarily included spending related to the new Polytrack racing surface and a new dormitory at Arlington Park as well as the construction of a temporary slot facility at Fair Grounds.

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

•

We borrowed in excess of our repayments on our revolving loan facilities of $73.1 million during the year ended December 31, 2007 primarily due to the fact that funding was needed for the acquisition of ATAB and BRIS. Repayments exceeded borrowings on our revolving loan facilities by $15.6 million during the year ended December 31, 2006 using cash flows generated by business operations and insurance recoveries.

•	Cash flows from financing activities during 2006 increased primarily as a result of the pay-off of long-term debt in conjunction with the sale of the assets of Hollywood Park during 2005.

Credit Facilities and Indebtedness

On May 2, 2007, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement dated September 23, 2005 (the “Agreement”). The guarantors under the First Amendment continue to be a majority of the Company’s wholly-owned subsidiaries. The First Amendment primarily serves (i) to reduce the maximum aggregate commitment under the credit facility from $200 million to $120 million and (ii) to reduce the interest rates applicable to amounts borrowed under this facility. Given the reduction in the maximum aggregate commitment, four lenders that were originally parties to the Agreement are removed as lenders under the terms of the First Amendment. The Company recognized a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to its previous credit facility during the year ended December 31, 2007. All other major terms of the Agreement remain the same including the facility termination date of September 23, 2010. Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $170 million.

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

The First Amendment contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth. The First Amendment adds a negative covenant that imposes a $100 million cap on the amount of any investment that the Company may make to construct a gaming and/or slot machine facility in Florida in the event that laws in the state permit and the Company obtains authority to engage in such activities. The First Amendment also modifies two of the financial covenants, providing for a one-time increase in the maximum leverage ratio for a period of eight consecutive quarters in the event that the Company constructs a gaming and/or slot facility in Florida and increasing the baseline for the minimum consolidated net worth covenant from $190 million to $290 million. We believe that cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our cash requirements for the next year.

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains on derivative instruments in the amount of $0.8 million during each of the years ended December 31, 2007, 2006 and 2005, respectively.

Our commitments to make future payments also consist of obligations under operating lease agreements. Future payments related to the long-term debt, the convertible note payable, related party and operating lease agreements at December 31, 2007 are summarized as follows (in thousands):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$-	$67,989	$-	$-	$67,989
Convertible note payable, related party	-	-	-	14,234	14,234
Interest(1)	3,885	6,799	-	-	10,684
Operating leases	4,298	5,866	1,045	-	11,209

Total	$8,183	$80,654	$1,045	$14,234	$104,116

(1)	Interest includes the estimated contractual payments under our credit facility assuming no change in the LIBOR rate as of December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our business, financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, we had $68.0 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of net earnings and comprehensive earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Churchill Downs Technology Initiatives Company (“CDTIC”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded CDTIC from our audit of internal control over financial reporting. CDTIC is a wholly- owned subsidiary whose total assets and total revenues represent 13.4% and 5.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers LLP (signed)
Louisville, Kentucky
March 12, 2008

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,345	$20,751
Restricted cash	11,295	12,704
Accounts receivable, net of allowance for doubtful accounts of $1,358 in 2007 and $757 in 2006	46,335	42,316
Deferred income taxes	6,497	6,274
Income taxes receivable	13,414	12,217
Other current assets	10,396	8,857
Assets held for sale	-	25,422

Total current assets	103,282	128,541

Plant and equipment, net	357,986	336,068
Goodwill	108,349	53,528
Other intangible assets, net	39,087	16,048
Other assets	16,112	12,143

Total assets	$624,816	$546,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,032	$21,476
Purses payable	12,816	18,128
Accrued expenses	43,788	40,781
Dividends payable	6,750	6,670
Deferred revenue	25,455	26,165
Liabilities associated with assets held for sale	-	13,671

Total current liabilities	120,841	126,891

Long-term debt	67,989	-
Convertible note payable, related party	14,234	13,393
Other liabilities	20,452	22,485
Deferred revenue	19,680	20,416
Deferred income taxes	14,062	13,064

Total liabilities	257,258	196,249

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized; 13,672 shares and 13,420 shares issued at December 31, 2007 and 2006, respectively	137,761	128,937
Retained earnings	229,797	221,142

Total shareholders’ equity	367,558	350,079

Total liabilities and shareholders’ equity	$624,816	$546,328

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2007	2006	2005
Net revenues:
Net pari-mutuel wagering	$285,851	$263,849	$260,783
Gaming	29,115	24,242	11,545
Other operating	95,769	88,580	84,014

	410,735	376,671	356,342
Operating expenses:
Purses	121,367	118,999	112,437
Other direct expenses	205,037	182,608	177,673
Selling, general and administrative expenses	51,479	44,713	44,478
Insurance recoveries, net of losses	(784)	(19,231)	(2,196)

Operating income	33,636	49,582	23,950
Other income (expense):
Interest income	946	866	548
Interest expense	(3,525)	(1,869)	(1,136)
Equity in loss of unconsolidated investments	(3,372)	(839)	(363)
Miscellaneous, net	1,659	1,869	1,663

	(4,292)	27	712

Earnings from continuing operations before provision for income taxes	29,344	49,609	24,662
Provision for income taxes	(12,306)	(19,392)	(10,814)

Net earnings from continuing operations	17,038	30,217	13,848
Discontinued operations, net of income taxes:
Earnings (loss) from operations	55	(4,685)	(4,836)
(Loss) gain on sale of assets	(1,362)	4,279	69,896

Net earnings	15,731	29,811	78,908
Other comprehensive earnings, net of tax:
Change in fair value of cash flow hedges	-	-	180

Comprehensive earnings	$15,731	$29,811	$79,088

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$1.24	$2.24	$1.05
Discontinued operations	(0.09)	(0.03)	4.87

Net earnings	$1.15	$2.21	$5.92

Diluted
Net earnings from continuing operations	$1.23	$2.22	$1.04
Discontinued operations	(0.09)	(0.03)	4.82

Net earnings	$1.14	$2.19	$5.86

Weighted average shares outstanding:
Basic	13,458	13,159	12,920
Diluted	13,972	13,667	13,500

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(in thousands, except per common share data)

			Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2004	12,904	$114,930	$125,613	$(1,935)	$(180)	$238,428
Net earnings			78,908			78,908
Issuance of common stock for employee benefit plans	175	3,935				3,935
Grant of restricted stock	54	1,937		(1,937)		-
Restricted stock forfeiture	(1)	(50)		50		-
Amortization of restricted stock				782		782
Windfall tax benefit from share-based compensation		518				518
Cash dividends, $0.50 per share			(6,520)			(6,520)
Change in fair value of cash flow hedges					180	180

Balance, December 31, 2005	13,132	121,270	198,001	(3,040)	-	316,231
Net earnings			29,811			29,811
Issuance of common stock for employee benefit plans	298	7,888				7,888
Grant of restricted stock	5	-				-
Restricted stock forfeiture	(15)	-				-
Amortization of restricted stock		1,187				1,187
Adoption of SFAS No. 123(R)		(3,040)		3,040		-
Windfall tax benefit from share-based compensation		1,490				1,490
Employee stock purchase plan expense		142				142
Cash dividends, $0.50 per share			(6,670)			(6,670)

Balance, December 31, 2006	13,420	128,937	221,142	-	-	350,079
Net earnings			15,731			15,731
Issuance of common stock for employee benefit plans	100	3,187				3,187
Windfall tax benefit from share-based compensation		615				615
Repurchase of common stock	(16)	(838)				(838)
Grant of restricted stock	166	-				-
Restricted stock forfeiture	(9)	-				-
Amortization of restricted stock		4,033				4,033
Cash dividends, $0.50 per share			(6,750)			(6,750)
Restricted dividends, $0.50 per share			(7)			(7)
Stock option plan expense	11	1,827				1,827
Adoption of FIN 48			(319)			(319)

Balance, December 31, 2007	13,672	$137,761	$229,797	$-	$-	$367,558

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$15,731	$29,811	$78,908
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	23,284	20,919	24,565
Asset impairment loss	-	21,517	-
Loss (gain) on sale of business	297	3,738	(112,737)
Equity in loss of unconsolidated investments	3,372	839	363
(Gain) loss on sale of assets	(1,763)	11	230
Unrealized gain on derivative instruments	(817)	(817)	(818)
Share-based compensation	5,860	1,329	782
Deferred tax (benefit) provision	(818)	2,014	(3,777)
Other	937	21	(158)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	3,738	(7,778)	1,675
Accounts receivable	(4,922)	721	377
Other current assets	(1,101)	(2,252)	(3,514)
Income taxes receivable	(1,202)	(11,520)	(793)
Accounts payable	2,299	(1,468)	(42)
Purses payable	(2,825)	7,099	(2,064)
Accrued expenses	3,898	4,122	3,008
Deferred revenue	2,436	(671)	5,155
Other assets and liabilities	2,821	1,873	7,266

Net cash provided by (used in) operating activities	51,225	69,508	(1,574)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(79,393)	-	-
Additions to plant and equipment	(45,632)	(46,599)	(43,238)
Purchases of minority investments	(2,853)	-	-
Proceeds from sale of business, net of cash sold	(8,897)	(435)	248,261
Proceeds on sale of plant and equipment	2,972	15	-
Change in deposit wagering asset	(2,670)	-	-

Net cash (used in) provided by investing activities	(136,473)	(47,019)	205,023

Cash flows from financing activities:
Borrowings on bank line of credit	335,737	305,359	543,415
Repayments of bank line of credit	(262,598)	(320,961)	(652,813)
Repayments of senior notes	-	-	(100,000)
Change in deposit wagering liability	(313)	-	-
Change in book overdraft	3,401	(4,161)	3,238
Payments of dividends	(6,670)	(6,520)	(6,430)
Windfall tax benefit from share-based compensation	615	1,490	-
Repurchase of common stock	(838)	-	-
Common stock issued	3,187	7,888	3,935

Net cash provided by (used in) financing activities	72,521	(16,905)	(208,655)

Net (decrease) increase in cash and cash equivalents	(12,727)	5,584	(5,206)
Cash and cash equivalents, beginning of year	28,072	22,488	27,694

Cash and cash equivalents, end of year	15,345	28,072	22,488
Cash and cash equivalents included in assets held for sale	-	7,321	6,478

Cash and cash equivalents in continuing operations	$15,345	$20,751	$16,010

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

Supplemental disclosures of cash flow information:	2007	2006	2005
Cash paid during the period for:
Interest	$2,323	$1,018	$10,387
Income taxes	$12,494	$19,146	$53,790
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable and accrued expenses	$36	$1,839	$3,259
Assignment of notes receivable	$4,000	$-	$-
Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$4,163	-	-
Other current assets	$152	-	-
Other non-current assets	$5	-	-
Plant and equipment	$848	-	-
Goodwill	$53,562	-	-
Other intangible assets		-	-
Accounts payable	$4,144	-	-
Accrued expenses	$162	-	-
Deferred revenue	$31	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

1.	Basis Of Presentation And Summary Of Significant Accounting Policies

Basis of Presentation

Churchill Downs Incorporated (the “Company”) is a multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. The Company conducts live racing meets at its racetracks in Kentucky, Florida, Illinois and Louisiana. All of the Company’s pari-mutuel operations are subject to regulation by the racing commissions of the respective states. Additionally, the Company offers gaming products through its slot and video poker operations in Louisiana.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Churchill Downs California Company, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horse racing at Calder Race Course (“Calder”), Arlington Park Racecourse, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, L.L.C. (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, L.L.C. (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, Inc. (“VSI”), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Churchill Downs Investment Company (“CDIC”), the owner of minority investments in HRTV, LLC (“HRTV”), TrackNet Media Group, LLC (“TrackNet”) and Racing World Limited (“Racing World”) and Churchill Downs Simulcast Productions (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering.

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

Intangible Assets

The Company determines the initial carrying value of its intangibles in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible. For definite-lived intangible assets, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from 2 to 17 years using the straight-line method.

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

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2007, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

Internal Use Software

The Company capitalized internal use software of approximately $0.7 million, $0.8 million, and $1.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. The estimated useful life of costs capitalized is generally five years. During the years ended December 31, 2007, 2006 and 2005, the amortization of capitalized costs totaled approximately $0.1 million, $1.6 million, and $1.1 million, respectively. Capitalized internal use software is included in plant and equipment, net. The Company records internal use software in accordance with Statement of Position 98-1, “Accounting for the costs of computer software developed or obtained for internal use.”

Loan Origination Costs

Loan origination costs on the Company’s revolving line of credit are being amortized under the straight-line method over the terms of the loan agreements, which approximates the effective interest method.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks, off-track betting facilities (“OTBs”) and advance deposit wagering (“ADW”) providers (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering. These other pari-mutuel related revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from video poker and slot machines. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Gaming revenues represent net gaming wins, which is the difference between gaming wins and losses, net of related gaming taxes. Other operating revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Approximately 70% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content and advance deposit wagering. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company's ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 3.6%.

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Kentucky Oaks races in Kentucky and other advance billings on racing events. Revenues from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses (“PSLs”) and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races in Kentucky and have a contractual life of either one, five or thirty years. Revenue from PSLs is recognized when the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a pre-determined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123(R) to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) using the modified prospective application method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of adopting SFAS No. 123(R). See Note 14 for further details.

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS. The Company has determined that the convertible promissory note issued to a shareholder as described in Note 12 is a participating security. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock and stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods when the Company reports net earnings, potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS. See Note 17 for further details.

Discontinued Operations

The results of operations and gain (loss) on the sale of assets or assets held for sale are reflected in the Consolidated Statements of Net Earnings as “discontinued operations” for all periods presented. Interest expense on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations.

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

2.	Acquisitions and New Ventures

Slot Operations

CDI Louisiana previously received all statutory, regulatory and other authorizations to operate up to 700 slot machines in a permanent facility at Fair Grounds Race Course (“Fair Grounds”). On September 18, 2007, the Louisiana Gaming Control Board, upon the recommendation of the Louisiana State Police, approved the opening of the Fair Grounds temporary slot facility. The facility was opened to the public on September 21, 2007 with a total of 245 slot machines available. Upon commencement of operations at the temporary slot facility, the Company was required to cease video poker operations at the on-site simulcast facility.

Also, in September, CDI Louisiana resumed its phase one construction of its permanent slot facility that had been halted due to the damages to its facilities caused by Hurricane Katrina. The permanent slot facility is scheduled to be completed during late 2008.

Acquisitions Closed During the Second Quarter of 2007

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based upon the financial performance of the operations of the ADW business during the five years ended June 30, 2012. The transaction includes the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel industry.

The acquisitions of ATAB and BRIS were accounted for under the purchase method. Upon resolution of the aforementioned earn-out contingency payment, additional consideration will be recognized as goodwill. As of December 31, 2007, goodwill recorded in connection with the acquisition of ATAB and BRIS is included in the Other Investments operating segment. The Company engaged a third party to assist management in performing a valuation of the acquired assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Accounts receivable, net	$4,163
Prepaid expenses	152
Other assets	5
Plant and equipment	848
Goodwill	53,562
Other intangible assets	25,000

Total assets acquired	$83,730

Accounts payable	$4,144
Accrued expenses	162
Deferred revenue	31

Total liabilities acquired	$4,337

Net cash paid	$79,393

The fair value of other intangible assets consists of the following (in thousands):

Customer relationships	$7,000
Technology	4,000
Favorable contracts	11,000
Tradename	3,000

Total intangible assets	$25,000

Depreciation of plant and equipment acquired is calculated using the straight-line method over their estimated remaining useful lives as follows: 4 years for equipment and 2 to 3 years for furniture and fixtures. Amortization of intangible assets acquired is calculated using the straight-line method over their estimated useful lives as follows: 5 years for customer relationships, 7 years for technology and 17 years for favorable contracts. The tradename was determined to have an indefinite life and is not being amortized.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations, net earnings from continuing operations, and net earnings from continuing operations per common share as if the Company had consummated the acquisitions of ATAB and BRIS as of the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of ATAB and BRIS been consummated at the beginning of the respective periods.

	Year Ended December 31,
	2007	2006	2005
Net revenues from continuing operations	$436,513	$422,237	$401,908
Net earnings from continuing operations	$17,685	$32,050	$15,681
Net earnings from continuing operations per common share:
Basic	$1.29	$2.37	$1.19
Diluted	$1.28	$2.36	$1.17
Shares used in computing earnings from continuing operations per common share:
Basic	13,458	13,159	12,920
Diluted	13,972	13,667	13,500

New Ventures

On May 2, 2007, the Company launched an ADW business called TwinSpires, which offers racing fans the opportunity to wager on racing content owned by the Company and other content providers through pre-established accounts. On November 26, 2007, the Company merged the ATAB ADW business with TwinSpires thereby establishing a single brand.

The Company also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet, through which racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and ADW providers. TrackNet, in which the Company has a 50% interest, will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, LLC, that owns and operates a horse racing television channel, HRTV, previously wholly-owned by MEC. The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to customers' homes. Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and ADW providers owned by each of the Company and MEC. As of December 31, 2007, the Company has made cash investments of $0.5 million and $1.4 million in TrackNet and HRTV, LLC, respectively.

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

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks. Each racetrack is granted permission to operate up to 2,000 slot machines. In order to operate these slot machines, Hoosier Park paid a $150 million licensing fee prior to November 1, 2007 and will be required to invest $100 million in capital improvements and pay an additional $100 million licensing fee by November 1, 2008. As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational. The Governor of Indiana signed this legislation into law, and Hoosier Park officials have begun the construction of a new slot facility.

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC pursuant to the Stock Purchase Agreement dated July 15, 2006.

The Company has reached a tentative agreement to pay EP Acquisition, LLC $2.0 million to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement.

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

The Company used a portion of the cash proceeds from the sale of the Assets to pay off outstanding principal and interest of approximately $229.0 million under its revolving loan facility and the Floating Rate Senior Secured Notes due March 31, 2010(the “Senior Notes”). The remaining cash proceeds were used to pay income taxes generated by the gain on the sale of the Assets. In connection with the pay-off of the Senior Notes, approximately $0.6 million of deferred finance costs were written off against interest expense that is included in discontinued operations. The Company also terminated its interest rate swap contracts resulting in a net gain on termination of approximately $1.0 million, which is also included in interest expense within discontinued operations. Amounts included in accumulated other comprehensive income related to the derivatives were also reclassified to current earnings from discontinued operations.

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

Financial Information

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold and held for sale businesses have been accounted for as discontinued operations. Accordingly, the results of operations of the sold and held for sale businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of operations of sold and held for sale businesses for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Net revenues	$7,789	$49,823	$122,539
Operating expenses	6,860	46,221	115,010
Selling, general and administrative expenses	612	3,935	6,590
Asset impairment loss	-	7,871	-
Insurance recoveries, net of losses	-	(1,367)	74

Operating income (loss)	317	(6,837)	865
Other income (expense):
Interest income	62	143	94
Interest expense	(157)	(584)	(9,246)
Miscellaneous, net	815	1,527	1,431

Other income (expense)	720	1,086	(7,721)

Earnings (loss) before (provision) benefit for income taxes	1,037	(5,751)	(6,856)
(Provision) benefit for income taxes	(982)	1,066	2,020

Earnings (loss) from operations	55	(4,685)	(4,836)
(Loss) gain on sale of assets, net of income taxes	(1,362)	4,279	69,896

Net (loss) earnings	$(1,307)	$(406)	$65,060

Set forth below is a summary of the assets held for sale as of December 31, 2006 (in thousands):

December 31, 2006
Current assets:
Cash and cash equivalents	$7,321
Restricted cash	20
Accounts receivable, net	6,401
Other current assets	239
Plant and equipment, net	11,441

Assets held for sale	25,422
Current liabilities:
Accounts payable	4,849
Purses payable	3,410
Accrued expenses	2,954
Long-term debt	6,022
Deferred income taxes	(3,564)

Liabilities associated with assets held for sale	13,671

Net assets held for sale	$11,751

4.	Natural Disasters

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area (“New Orleans”). A significant portion of the assets of the Company’s Louisiana Operations suffered damages from Hurricane Katrina. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a $0.5 million deductible related to any recoveries for damages. As of December 31, 2007, the Company has received a total of $24.3 million in insurance recoveries. On March 10, 2008, the Company entered into a final settlement agreement and release with its excess property insurance carriers. The agreed upon settlement amount of $17.2 million will cover all outstanding property and business interruption claims. The Company expects to receive the payment in full by the end of the first quarter of 2008.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida. A significant portion of the assets of Calder suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages. As of December 31, 2007, the Company has received a total of $4.8 million in insurance recoveries.

Financial Information

The casualty losses and related insurance recoveries have been included as components of operating income in the Company’s Consolidated Statements of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31, 2007
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Calder	-	784	$784

Total	$-	$784	$784

	Year Ended December 31, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
CDI Louisiana and CD Louisiana Video	$(5,543)	$22,104	$16,561
Calder	(1,330)	4,000	2,670

Total	$(6,873)	$26,104	$19,231

5.	Accounts Receivable

Accounts receivable is comprised of the following (in thousands):

	2007	2006
Simulcast receivables	$24,329	$15,421
Trade receivables	8,270	10,830
PSL and hospitality receivables	10,892	10,933
Hoosier Park receivables	-	4,193
Other receivables	4,202	1,696

	47,693	43,073
Allowance for doubtful accounts	(1,358)	(757)

	$46,335	$42,316

6.	Plant and Equipment

Plant and equipment is comprised of the following (in thousands):

	2007	2006
Land	$75,962	$76,301
Grandstands and buildings	276,292	264,734
Equipment	48,635	37,339
Furniture and fixtures	43,322	39,647
Tracks and other improvements	54,212	41,822
Construction in progress	5,198	936

	503,621	460,779
Accumulated depreciation	(145,635)	(124,711)

	$357,986	$336,068

Depreciation expense was approximately $21.3 million, $18.6 million and $18.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is classified in operating expenses. Total interest expense capitalized as a component of the cost of plant and equipment was $1.4 million in 2005.

7.	Goodwill

Goodwill of the Company at December 31, 2007 and 2006 is comprised of the following (in thousands):

	2007	2006
Churchill Downs Racetrack	$4,238	$4,238
Calder	46,163	46,163
CD Louisiana Video	3,127	3,127
CDSP	1,258	-
TwinSpires	53,563	-

	$108,349	$53,528

8.	Other Intangible Assets

The Company’s other intangible assets are comprised of the following (in thousands):

	2007	2006
Illinois Horse Racing Equity Fund	$3,307	$3,307
Louisiana slot gaming rights	11,210	11,210
Favorable contracts	11,000	-
Technology	4,000	-
Customer relationships	7,000	-
Trademarks	3,811	811
Other	3,599	4,449

	43,927	19,777
Accumulated amortization	(4,840)	(3,729)

	$39,087	$16,048

Amortization expense for other intangible assets was approximately $2.0 million, $0.6 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is classified in operating expenses. Definite-lived intangible assets of approximately $26.1 million and $1.2 million at December 31, 2007 and 2006, are recorded net of accumulated amortization of $4.8 million and $3.7 million, respectively.

Other intangible assets with indefinite useful lives total $17.8 million. They consist primarily of a future right to participate in the Illinois Horse Race Equity Fund, the Louisiana slot gaming asset and trademarks. The Company will determine the estimated useful life of the Illinois Horse Racing Equity Fund upon the relocation of a license to operate a riverboat casino gaming facility in Illinois and will begin amortization of the intangible asset as necessary. Future estimated aggregate amortization expense on other intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2008	$4,315
2009	$3,910
2010	$2,077
2011	$2,077
2012	$677

9.	Income Taxes

Components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005
Current payable:
Federal	$9,897	$13,596	$12,661
State and local	1,634	3,755	1,983

	11,531	17,351	14,644
Deferred:
Federal	1,439	1,689	(3,535)
State and local	(664)	352	(295)

	775	2,041	(3,830)

	$12,306	$19,392	$10,814

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2007	2006	2005
Federal statutory tax on earnings before income taxes	$10,271	$17,363	$8,632
State income taxes, net of federal income tax benefit	886	2,351	694
Non-deductible lobbying and contributions	1,327	588	1,531
Unrealized (gain) loss on derivative instruments	(139)	(139)	(139)
Other permanent differences	(39)	(771)	96

	$12,306	$19,392	$10,814

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Deferred tax liabilities:
Property and equipment in excess of tax basis	$18,616	$18,901
Other	1,813	-

Deferred tax liabilities	20,429	18,901
Deferred tax assets:
Deferred compensation plans	5,111	4,416
Allowance for uncollectible receivables	525	296
Deferred liabilities	4,711	5,487
Net operating losses	1,269	491
Other	1,248	1,421

Deferred tax assets	12,864	12,111

Net deferred tax liability	$7,565	$6,790

Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$14,062	$13,064
Net current deferred tax asset	(6,497)	(6,274)

	$7,565	$6,790

At December 31, 2007, the Company had net operating loss carryforwards for state tax purposes of approximately $16.7 million, which expire in various amounts from 2020 through 2027.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 also requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $1.0 million, all of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increase or decreases in unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of January 1, 2007	$1,020
Additions for tax positions related to the current year	560
Additions for tax positions of prior years	214
Reductions for tax positions of prior years	(122)
Settlements	(34)

Balance as of December 31, 2007	$1,638

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

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match, at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2007, 2006 and 2005 was approximately $1.0 million, $0.9 million and $1.0 million, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2007, 2006 and 2005 was approximately $0.5 million, $0.4 million and $0.4 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The estimated present value of future payments under a supplemental benefit plan for the former chief executive officer is charged to expense over the period of active employment of the employee covered under the plan, which ended in March 2007. Supplemental benefit plan expense for the years ended December 31, 2007, 2006 and 2005 was approximately $0.2 million, $(0.2) million and $2.3 million, respectively.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

12.	Long-Term Debt

The following table presents our long-term debt outstanding at December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006
Long-term debt, due after one year:
$120 million revolving credit facility	$63,000	$-
Swing line of credit	4,989	-
Convertible note payable, related party	14,234	13,393

Total long-term debt	$82,223	$13,393

On May 2, 2007, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement dated September 23, 2005 (the “Agreement”). The guarantors under the First Amendment continue to be a majority of the Company’s wholly-owned subsidiaries. The First Amendment primarily serves (i) to reduce the maximum aggregate commitment under the credit facility from $200 million to $120 million and (ii) to reduce the interest rates applicable to amounts borrowed under this facility. Given the reduction in the maximum aggregate commitment, four lenders that were originally parties to the Agreement are removed as lenders under the terms of the First Amendment. The Company recognized a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to its previous credit facility during the year ended December 31, 2007. All other major terms of the Agreement remain the same including the facility termination date of September 23, 2010. Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $170 million.

Generally, borrowings made pursuant to the First Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.50% to 1.50% depending on certain of the Company’s financial ratios. In addition, under the First Amendment, the Company agreed to pay a commitment fee at rates that range from 0.10% to 0.25% of the available aggregate commitment, depending on the Company leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2007 was 5.71%.

The First Amendment contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth. Substantially all of the Company’s assets continue to be pledged as collateral under the First Amendment. The First Amendment adds a negative covenant that imposes a $100 million cap on the amount of any investment that the Company may make to construct a gaming and/or slot machine facility in Florida in the event that laws in the state permit and the Company obtains authority to engage in such activities. The First Amendment also modifies two of the financial covenants, providing for a one-time increase in the maximum leverage ratio for a period of eight consecutive quarters in the event that the Company constructs a gaming and/or slot facility in Florida and increasing the baseline for the minimum consolidated net worth covenant from $190 million to $290 million.

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

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded unrealized gains on derivative instruments in the amount of $0.8 million during each of the years ended December 31, 2007, 2006 and 2005.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2008	$-
2009	-
2010	67,989
2011	-
Thereafter	14,234

Total	$82,223

13.	Operating Leases

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

The Company has eight operating lease agreements for Fair Grounds OTBs. One OTB lease expires in 2008, six OTB leases expire in 2009, and one OTB lease expires in 2011.

The Company also leases certain totalisator and audio/visual equipment that are contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $4.4 million, $4.8 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $7.8 million, $7.9 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum operating lease payments are as follows, not including totalisator and audio visual equipment (in thousands):

Year Ended December 31,
2008	$4,298
2009	3,576
2010	2,290
2011	1,045
2012	-
Thereafter	-

Total	$11,209

14.	Share-Based Compensation Plans

At December 31, 2007, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards and stock options associated with an employee stock purchase plan, was $5.9 million, $1.3 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vested term.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

As a result of adopting SFAS No. 123(R), both earnings from continuing operations before provision for income taxes and net earnings from continuing operations for the year ended December 31, 2006 was $0.1 million lower than if the Company had continued to account for share-based compensation under APB No. 25. Such impact relates to the recognition of expense of the fair value of all outstanding options associated with the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) over their requisite service period. Amounts previously recorded as unearned compensation within shareholders’ equity on the Consolidated Balance Sheets were reclassified to common stock as of January 1, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The Company accounted for share-based compensation in accordance with APB No. 25 for the year ended December 31, 2005. Had the compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123(R) for all periods, the Company’s net earnings from continuing operations and net earnings from continuing operations per common share for the year ended December 31, 2005 would approximate the pro forma amounts presented below (in thousands, except per common share data):

Year Ended December 31, 2005
Net earnings from continuing operations, as reported	$13,848
Add: Stock based compensation expense included in reported net earnings from continuing operations, net of tax benefit	357
Deduct: Pro forma stock-based compensation expense, net of tax benefit	(763)

Pro forma net earnings from continuing operations	$13,442

Net earnings from continuing operations per common share:
As reported
Basic	$1.05
Diluted	$1.04
Pro Forma
Basic	$1.02
Diluted	$1.00

Employee Stock Options

The Company sponsors the Churchill Downs Incorporated 1997 Stock Option Plan (the “97 Plan”) and the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “07 Incentive Plan”). In addition, the Company may, from time to time, grant stock option awards to individuals outside of its share-based compensation plans. These share-based incentive compensation plans are described below.

On March 13, 2003, the Board of Directors suspended the 97 Plan. Awards issued under the 97 Plan prior to its suspension were unaffected by such suspension.

The 97 Plan and the 07 Incentive Plan provide that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. Outstanding stock options under the 97 Plan have contractual terms of ten years and generally vest three years from the date of grant. Outstanding stock options under the 07 Incentive Plan have contractual terms of ten years and generally vest ratably on each anniversary of the grant date over a three year period.

Activity for stock options granted by the Company during the years ended December 31, 2007, 2006 and 2005 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2004	737	$27.45
Granted	-	$-
Exercises	(168)	$22.27
Cancelled/forfeited	(44)	$37.14

Balance, December 31, 2005	525	$28.30
Granted	-	$-
Exercises	(287)	$26.25
Cancelled/forfeited	(62)	$31.21

Balance, December 31, 2006	176	$30.60
Granted	152	$38.26
Exercises	(100)	$28.14
Cancelled/forfeited	-	$-

Balance, December 31, 2007	228	$36.81

Under an employment agreement with Robert L. Evans, who replaced Thomas H. Meeker as President and Chief Executive Officer of the Company, effective August 14, 2006, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006. The grant date of this award was determined to be June 28, 2007, the date on which the award was approved by the Company’s shareholders. This stock option has a contractual term of six years expiring on August 14, 2012.

The weighted average fair value of stock options granted during 2007 was $22.39 per share. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

2007
Risk-free interest rate	4.92%
Dividend yield	0.85%
Volatility factors of the expected market price for the Company’s common stock	30.43%
Weighted average expected life of options	5.7 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The Company calculates the expected term for its stock options based on historical exercise behavior and bases the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the stock option’s expected term.

The volatility used to value stock options is based on historical volatility. The Company calculates historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the stock option. The Company has consistently applied this methodology since its adoption of the disclosure provisions of SFAS No. 123(R).

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (in thousands, except per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share (1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2007	135	4.1	$34.88	$19.09	$2,577

Options outstanding and unvested at December 31, 2007	93	9.6	$39.61	$14.36	$1,332

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2007 of $53.97 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $4.3 million and $2.6 million, respectively. Cash received from stock option exercises totaled $2.8 million, $7.6 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2006, there were 176 thousand options exercisable with a weighted average exercise price of $30.60.

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during the year ended December 31, 2007 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	-	$-
Granted	152	38.26
Vested	(59)	36.16
Forfeited	-	-

Nonvested at end of year	93	$39.61

As of December 31, 2007, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the year ended December 31, 2007 was $1.7 million.

Restricted Shares and Restricted Stock Units

The Company sponsored the Churchill Downs Incorporated 2004 Restricted Stock Plan (the “04 Plan”). In addition, the Company, may, from time to time, grant restricted shares or restricted stock units to individuals outside of its share-based compensation plans.

On March 15, 2007, the Board of Directors replaced the 04 Plan with the 07 Incentive Plan. Awards issued under the 04 Plan prior to its termination were unaffected by such termination. The 07 Incentive Plan permits the award of restricted shares or restricted stock units to directors and key employees, including officers, of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries.

Restricted shares granted under the 04 Plan generally vest in full five years from the date of grant or upon retirement at or after age 60. Restricted shares granted under the 07 Incentive Plan generally vest in full three years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under both the 04 Plan and the 07 Incentive Plan is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock, discounted to consider the fact that dividends aren’t paid on these shares.

Under an employment agreement with Robert L. Evans, who replaced Thomas H. Meeker as President and Chief Executive Officer of the Company, effective August 14, 2006, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards.

For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant. The Company recorded approximately $4.0 million, $1.2 million and $0.6 million of restricted share compensation expense, included in net earnings from continuing operations, during the years ended December 31, 2007, 2006 and 2005, respectively. SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the years ended December 31, 2007, 2006 and 2005 would have been $3.7 million, $0.4 million and $1.1 million, respectively.

Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2007, 2006 and 2005 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2004	43	$44.02
Granted	54	$36.08
Vested	(9)	$41.31
Cancelled/forfeited	-	$-

Balance, December 31, 2005	88	$39.47
Granted	70	$36.66
Vested	-	$-
Cancelled/forfeited	(15)	$39.42

Balance, December 31, 2006	143	$38.10
Granted	166	$50.51
Vested	(67)	$47.08
Cancelled/forfeited	(9)	$39.22

Balance, December 31, 2007	233	$44.32

As of December 31, 2007, there was $7.9 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 3.74 years.

As of December 31, 2007, employees of the Company held 67,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares under SFAS No. 123(R)). In June 2007, 90,000 restricted performance-based shares were granted. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $49.80 per share for a total value of $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 4.6 years from the grant date. Assumptions used in this valuation included an annual votality factor of 16.8% and an annual dividend yield of 1.1%.

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

Under the Employee Stock Purchase Plan, the Company sold approximately eleven thousand shares of common stock to employees pursuant to options granted on August 1, 2006 and exercised on July 31, 2007. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2007 can only be estimated because the 2007 plan year is not yet complete. The Company’s estimate of options granted in 2007 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2006 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2007. During each of the years ended December 31, 2007 and 2006, the Company recognized $0.1 million of compensation expense related to the Employee Stock Purchase Plan.

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

Convertible Note Payable, Related Party — The fair value of the convertible note payable, related party and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.

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

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2007	2006	2005
Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings from continuing operations	$17,038	$30,217	$13,848
Net earnings from continuing operations allocated to participating securities	(335)	(788)	(248)

Numerator for basic earnings from continuing operations per common share	$16,703	$29,429	$13,600

Numerator for basic earnings (loss) per common share:
Net earnings	$15,731	$29,811	$78,908
Net earnings allocated to participating securities	(292)	(774)	(2,450)

Numerator for basic earnings per common share	$15,439	$29,037	$76,458

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$17,038	$30,217	$13,848
Interest expense on participating securities	131	140	137

Numerator for diluted earnings from continuing operations per common share	$17,169	$30,357	$13,985

Numerator for diluted earnings per common share:
Net earnings	$15,731	$29,811	$78,908
Interest expense on participating securities	128	176	137

Numerator for diluted earnings per common share	$15,859	$29,987	$79,045

Denominator for earnings (loss) per common share:
Basic	13,458	13,159	12,920
Plus dilutive effect of stock options and restricted stock	61	55	127
Plus dilutive effect of convertible note	453	453	453

Diluted	13,972	13,667	13,500

Earnings (loss) per common share:
Basic
Net earnings from continuing operations	$1.24	$2.24	$1.05
Discontinued operations	(0.09)	(0.03)	4.87

Net earnings	$1.15	$2.21	$5.92

Diluted
Net earnings from continuing operations	$1.23	$2.22	$1.04
Discontinued operations	(0.09)	(0.03)	4.82

Net earnings	$1.14	$2.19	$5.86

Options to purchase approximately two thousand shares, 27 thousand shares and 53 thousand shares for each of the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

18.	Segment Information

The Company has determined that it currently operates in the following five segments: (1) Churchill Downs, which includes its on-site simulcast facility and training facility; (2) Calder; (3) Arlington Park and its eleven OTBs; (4) Louisiana Operations, including Fair Grounds, its slot operations and its nine OTBs; and (5) Other Investments, including CDSP, TwinSpires, ATAB and BRIS and the Company’s various equity interests, including TrackNet, HRTV and Racing World Limited. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 for the year ended December 31, 2007. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

EBITDA of the corporate segment includes approximately $0.2 million, $1.2 million and $2.4 million of management fees for the years ended December 31, 2007, 2006 and 2005, respectively, related to Hollywood Park Racetrack, Ellis Park and Hoosier Park, which are included in discontinued operations. During the year ended December 31, 2007, the Company modified its method of allocating management fees to the operating segments. As a result, management fees included in EBITDA of the operating segments fluctuated significantly between each of the years ended December 31, 2007 and 2006. The table below presents management fees (expense) income included in the EBITDA of each of the operating segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Churchill Downs	$(5,279)	$(4,467)	$(3,141)
Arlington Park	(3,907)	(2,102)	(1,792)
Calder	(4,126)	(3,315)	(2,549)
Louisiana Operations	(3,856)	(6,336)	(4,018)
Other Investments	(1,130)	-	-
Corporate	18,298	16,220	11,500

Total	$-	$-	$-

In connection with the formation of TrackNet, the Company’s internal management reporting structure was adjusted to eliminate the operating segment formerly known as Churchill Downs Simulcast Network (“CDSN”). CDSN previously sold the racing signals of the racetracks owned by the Company for wagering and simulcast purposes, but this function will be performed by TrackNet going forward. Activity previously disclosed for CDSN for each of the years ended December 31, 2006 and 2005 has been allocated to the other segments as follows (in thousands):

	Year Ended December 31,
	2006	2005
Net revenues from external customers:
Churchill Downs	$29,603	$26,178
Arlington Park	10,484	10,848
Calder	15,409	14,904
Louisiana Operations	4,778	10,591
Corporate	2,017	1,732
Discontinued operations	2,540	14,518

Total CDSN	$64,831	$78,771

Intercompany net revenues:
Churchill Downs	$(22,350)	$(19,765)
Arlington Park	(7,864)	(8,136)
Calder	(11,556)	(11,006)
Louisiana Operations	(3,584)	(7,943)
Discontinued operations	(1,922)	(10,669)
Eliminations	47,276	57,519

Total CDSN	$-	$-

Segment EBITDA and net earnings:
Churchill Downs	$7,249	$6,396
Arlington Park	2,621	2,712
Calder	3,851	3,896
Louisiana Operations	1,194	2,648
Corporate	487	10
Discontinued operations	617	3,849

Total CDSN	$16,019	$19,511

Total asset information previously disclosed for CDSN as of December 31, 2006 has been allocated to the other segments as follows (in thousands):

Total assets:
Churchill Downs	$1,327
Calder	9,691

Total CDSN	$11,018

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The table below presents information about reported segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenues from external customers:
Churchill Downs	$117,011	$122,196	$112,732
Arlington Park	87,827	82,358	86,432
Calder	92,604	97,294	96,186
Louisiana Operations	86,862	70,705	57,829

Total Racing Operations	384,304	372,553	353,179
Other Investments	24,054	1,953	1,525
Corporate	2,329	2,179	2,434

Net revenues from continuing operations	410,687	376,685	357,138
Discontinued operations	7,837	49,809	121,743

	$418,524	$426,494	$478,881

Intercompany net revenues
Churchill Downs	$2,912	$1,662	$1,110
Arlington Park	939	505	468
Calder	1,108	641	448
Louisiana Operations	710	163	383

Total Racing Operations	5,669	2,971	2,409
Other Investments	1,626	1,889	1,429
Eliminations	(7,247)	(4,874)	(4,634)

	48	(14)	(796)
Discontinued operations	(48)	14	796

	$-	$-	$-

Segment EBTIDA and net earnings:
Churchill Downs	$34,013	$35,988	$30,372
Arlington Park	6,313	(160)	6,571
Calder	7,101	13,541	11,417
Louisiana Operations	11,311	22,777	(387)

Total Racing Operations (EBITDA)	58,738	72,146	47,973
Other Investments	(1,001)	1,132	1,241
Corporate	(2,586)	(3,614)	(4,970)

Total EBITDA	55,151	69,664	44,244
Eliminations	56	112	352
Depreciation and amortization	(23,284)	(19,164)	(19,346)
Interest income (expense), net	(2,579)	(1,003)	(588)
Provision for income taxes	(12,306)	(19,392)	(10,814)

Net earnings from continuing operations	17,038	30,217	13,848
Discontinued operations, net of income taxes	(1,307)	(406)	65,060

Net earnings	$15,731	$29,811	$78,908

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The table below presents total asset information about reported segments as of December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006
Total assets:
Churchill Downs	$354,340	$442,724
Calder	101,961	103,217
Arlington Park	91,806	80,956
Louisiana Operations	107,325	98,053
Other Investments	239,739	154,301
Assets held for sale	-	25,422

	895,171	904,673
Eliminations	(270,355)	(358,345)

	$624,816	$546,328

	Year Ended December 31,
	2007	2006
Capital expenditures, net:
Churchill Downs	$6,072	$6,100
Ellis Park	-	7,197
Calder	1,449	7,722
Arlington Park	17,779	2,254
Hoosier Park	227	369
Louisiana Operations	17,351	22,347
Other Investments	2,754	610

	$45,632	$46,599

19.	Related Party Transactions

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

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. (“DII”) approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of the Company’s common stock. Total rent expense on the lease was approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

See Note 12 for discussion of transactions with a shareholder.

20.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and the Company does not expect the adoption will have a material impact on its business, financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

Supplementary Financial Information — Results of Continuing Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2007 and 2006 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$47,842	$169,933	$103,905	$89,055
Net (loss) earnings from continuing operations	$(8,430)	$29,462	$1,137	$(5,131)
Discontinued operations	$239	$(143)	$(319)	$(1,084)
Net (loss) earnings	$(8,191)	$29,319	$818	$(6,215)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.63)	$2.12	$0.08	$(0.38)
Discontinued operations	0.02	(0.01)	(0.02)	(0.08)

Net (loss) earnings	$(0.61)	$2.11	$0.06	$(0.46)

Diluted:
Net (loss) earnings from continuing operations	$(0.63)	$2.12	$0.08	$(0.38)
Discontinued operations	0.02	(0.01)	(0.02)	(0.08)

Net (loss) earnings	$(0.61)	$2.11	$0.06	$(0.46)

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$36,093	$163,262	$97,046	$80,270
Net (loss) earnings from continuing operations	$(9,930)	$34,818	$2,865	$2,464
Discontinued operations	$(343)	$(1,465)	$5,882	$(4,480)
Net (loss) earnings	$(10,273)	$33,353	$8,747	$(2,016)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.76)	$2.57	$0.21	$0.18
Discontinued operations	(0.03)	(0.11)	0.43	(0.33)

Net (loss) earnings	$(0.79)	$2.46	$0.64	$(0.15)

Diluted:
Net (loss) earnings from continuing operations	$(0.76)	$2.56	$0.21	$0.18
Discontinued operations	(0.03)	(0.11)	0.43	(0.33)

Net (loss) earnings	$(0.79)	$2.45	$0.64	$(0.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

We have excluded Churchill Downs Technology Initiatives Company (“CDTIC”) from our assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by us in a purchase business combination during 2007. CDTIC is a wholly-owned subsidiary whose total assets and total revenues represent 13.4% and 5.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2007. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2007,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements	44
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2007, 2006 and 2005 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	44
		Consolidated Balance Sheets	46
		Consolidated Statements of Net Earnings and Comprehensive Earnings	47
		Consolidated Statements of Shareholders’ Equity	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	51

	(2)	Schedule VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not significant or not required,

or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	86

(b)		Exhibits	86
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

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/Robert L. Evans	/s/ William E. Mudd,
Carl F. Pollard March 13, 2008 (Chairman of the Board)	Robert L. Evans President and Chief Executive Officer March 13, 2008 (Director and Principal Executive Officer)	William E. Mudd, Executive Vice President and Chief Financial Officer March 13, 2008 (Principal Financial and Accounting Officer)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr. March 13, 2008 (Director)	Craig J. Duchossois March 13, 2008 (Director)	Richard L. Duchossois March 13, 2008 (Director)

/s/ Robert L. Fealy	/s/J. David Grissom	/s/ Seth W. Hancock
Robert L. Fealy March 13, 2008 (Director)	J. David Grissom March 13, 2008 (Director)	Seth W. Hancock March 13, 2008 (Director)

/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.	/s/ Susan E. Packard
Daniel P. Harrington March 13, 2008 (Director)	G. Watts Humphrey, Jr. March 13, 2008 (Director)	Susan E. Packard March 13, 2008 (Director)

/s/ Darrell R. Wells
Darrell R. Wells March 13, 2008 (Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Year ended December 31, 2007
Allowance for doubtful accounts receivable	$757	$191	$1,074	$(664)	$1,358

Year ended December 31, 2006
Allowance for doubtful accounts receivable	$786	$-	$262	$(291)	$757

Year ended December 31, 2005
Allowance for doubtful accounts receivable	$881	$-	$444	$(539)	$786

EXHIBIT INDEX

Numbers		Description	By Reference To
2	(a)	Stock Purchase Agreement and Joint Escrow Instructions dated as of January 21, 1999 by and among Churchill Downs Incorporated and KE Acquisition Corp.	Exhibit 2.1 to Report on Form 8-K dated April 23, 1999

	(b)	First Amendment to Stock Purchase Agreement dated as of April 19, 1999 by and between Churchill Downs Incorporated, Churchill Downs Management Company and KE Acquisition Corp.	Exhibit 2.2 to Report on Form 8-K dated April 23, 1999

(c)

Agreement and Plan of Merger and Amendment to Stock Purchase Agreement dated as of April 22, 1999 by and among Churchill Downs Incorporated, Churchill Downs Management Company, CR Acquisition Corp., TP Acquisition Corp., Calder Race Course, Inc., Tropical Park, Inc. and KE Acquisition Corp.

Exhibit 2.3 to Report on Form 8-K dated April 23, 1999

	(d)	Asset Purchase Agreement dated May 5, 1999 between Hollywood Park, Inc., a Delaware Corporation, and Churchill Downs Incorporated	Exhibit 2.1 to Registration Statement on Form S-3 filed May 21, 1999 (No. 333-79031)

	(e)	Amendment No. 1 to Asset Purchase Agreement dated as of August 31, 1999 by and among Churchill Downs Incorporated, Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 2.2 to Report on Form 8-K dated September 10, 1999

	(f)	Stock Purchase Agreement dated as of March 28, 1998 between Churchill Downs Incorporated and TVI Corp.	Exhibit 2.1 to Report on Form 8-K dated April 21, 1998

	(g)	Partnership Interest Purchase Agreement dated as of October 16, 2001 by and among Anderson Park, Inc, Churchill Downs Management Company and Centaur Racing, LLC	Exhibit 2(a) to Report on Form 10-Q for the fiscal quarter ended September 30, 2001

	(h)	First Amendment to the Partnership Interest Purchase Agreement by and among Anderson Park, Inc., Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(i)

Amended and Restated Agreement and Plan of Merger dated as of June 23, 2000, as amended as of July 14, 2000, by and among Churchill Downs Incorporated, Duchossois Industries, Inc., A. Acquisition Corp., A. Management Acquisition Corp., T. Club Acquisition Corp., Arlington International Racecourse, Inc., Arlington Management Services, Inc., and Turf Club of Illinois, Inc.

Annex A of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(j)	Letter Agreement dated August 31, 2004, between Churchill Downs Incorporated, and Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc., and acknowledgement by Fair Grounds Corporation	Exhibit 2.2 to Report on Form 8-K/A dated August 31, 2004

(k)

Asset Purchase Agreement dated August 31, 2004 among Churchill Downs Incorporated, on behalf of a wholly owned subsidiary to be formed, Fair Grounds Corporation, a Louisiana corporation and debtor-in-possession, and for the sole purpose of the provisions set forth in Section 11 of the Asset Purchase Agreement, Churchill Downs Incorporated, a Kentucky corporation

Exhibit 2.1 to Report on Form 8-K/A dated August 31, 2004

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

(n)

Asset Purchase Agreement Dated as of October 14, 2004 by and between Churchill Downs Louisiana Horse racing Company, LLC, a Louisiana limited liability company, Finish Line Management Corp., a Louisiana corporation, for the sole purpose of the provisions set forth in Section 12, Churchill Downs Incorporated, a Kentucky corporation, and for the sole purpose of the provision set forth in Section 2(f) and Section 6(h), Bryan G. Krantz

Exhibit 2.2 to Report on Form 8-K dated October 14, 2004

(o)

Stock Purchase Agreement by and among Churchill Downs Louisiana Video Poker Company, LLC, Steven M. Rittvo, Ralph Capitelli, T. Carey Wicker III and Louisiana Ventures, Inc. dated as of the 14th day of October, 2004

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

(r)

Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005

Exhibit 10.5 to Report on Form 8-K dated September 23, 2005

(s)

Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”

Exhibit 2.1 to Report on Form 8-K dated June 11, 2007

(t)

Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”

Exhibit 2.2 to Report on Form 8-K dated June 11, 2007

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

(e)

Amendment No. 1 to the Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and National City Bank, as Documentation Agent, dated as of May 2, 2007

Exhibit 10.1 to Report on Form 8-K dated May 2, 2007

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

Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

(aa)	Retirement and Release Agreement with Clifford C. Goodrich *	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005

(bb)	Employment Agreement dated as of March 13, 2003, as amended and restated as of December 31, 2005, with Thomas H. Meeker *	Report on Form 8-K dated January 4, 2006

(cc)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Report on Form 10-Q/A dated March 8, 2006

(dd)	Summary of the Company’s Bonus Awards for the Named Executive Officers*	Report on Form 8-K dated March 10, 2006

(ee)	Summary of the Company’s Performance Goals for the Named Executive Officers*	Report on Form 8-K dated March 28, 2006

(ff)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan *	Exhibit 10.1 to Report on Form 8-K dated June 2, 2006

(gg)	Churchill Dows Incorporated 2004 Restricted Stock Plan, as amended *	Exhibit 10.1 to Report on Form 8-K dated June 15, 2006

(hh)	First Amendment to Employment Agreement, as Amended and Restated as of December 31, 2005, with Thomas H. Meeker *	Exhibit 10.1 to Report on Form 8-K dated July 18, 2006

(ii)	Description of Special Recognition Bonus for Thomas H. Meeker*	Report on Form 8-K dated August 11, 2006

(jj)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(kk)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(c) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ll)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(d) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(mm)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10(e) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(nn)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10(f) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(oo)	Offer Letter to Vernon Niven, III accepted as of September 12, 2006*	Exhibit 10(g) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

	(pp)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Report on Form 8-K dated March 6, 2007

	(qq)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Report on Form 8-K dated March 6, 2007

	(rr)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

	(ss)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2007

	(tt)	Employment Agreement dated as of September 27, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.1 to Report on Form 8-K/A dated October 4, 2007

	(uu)	Employee Relocation Expense Agreement dated as of October 1, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.2 to Report on Form 8-K/A dated October 4, 2007

(vv)

Settlement Agreement and Release dated as of March 10, 2008 by and among Churchill Downs Incorporated, American Alternative Insurance Corporation, Commonwealth Insurance Company and Westchester Surplus Lines Insurance Company

Exhibit 10(vv) to Report on Form 10-K for the year ended December 31, 2007

14		The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2007

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2007

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2007

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2007

32		Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a — 14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2007

*Management contract or compensatory plan or arrangement.