Form 10-Q
period 2008-03-31
CHURCHILL DOWNS INC
filed 2008-05-06
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at April 28, 2008 was 13,673,388 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,128	$15,345
Restricted cash	4,506	11,295
Accounts receivable, net of allowance for doubtful accounts of $1,381 in 2008 and $1,358 in 2007	32,588	46,335
Deferred income taxes	6,497	6,497
Income taxes receivable	12,741	13,414
Other current assets	17,422	10,396

Total current assets	95,882	103,282

Plant and equipment, net	364,526	357,986
Goodwill	115,349	108,349
Other intangible assets, net	34,841	39,087
Other assets	15,444	16,112

Total assets	$626,042	$624,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,632	$32,032
Purses payable	8,920	12,816
Accrued expenses	48,259	43,788
Dividends payable	—	6,750
Deferred revenue	48,730	25,455

Total current liabilities	137,541	120,841

Long-term debt	50,000	67,989
Convertible note payable, related party	14,339	14,234
Other liabilities	20,737	20,452
Deferred revenue	19,680	19,680
Deferred income taxes	14,062	14,062

Total liabilities	256,359	257,258

Commitments and contingencies
Shareholders’ equity:
Preferred stock; no par value; 250 shares authorized; no shares issued	—	—
Common stock; no par value; 50,000 shares authorized; 13,673 shares issued March 31, 2008 and 13,672 shares issued December 31, 2007	139,144	137,761
Retained earnings	230,539	229,797

Total shareholders’ equity	369,683	367,558

Total liabilities and shareholders’ equity	$626,042	$624,816

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)

for the three months ended March 31,

(Unaudited)

(in thousands, except per common share data)

	2008	2007
Net revenues	$65,721	$47,842
Operating expenses	68,184	52,925
Selling, general and administrative expenses	12,157	9,825
Insurance recoveries	(17,200)	(784)

Operating income (loss)	2,580	(14,124)

Other income (expense):
Interest income	177	272
Interest expense	(901)	(290)
Equity in loss of unconsolidated investments	(830)	(299)
Miscellaneous, net	372	663

	(1,182)	346

Earnings (loss) from continuing operations before (provision) benefit for income taxes	1,398	(13,778)

Income tax (provision) benefit	(563)	5,348

Net earnings (loss) from continuing operations	835	(8,430)
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(93)	421
Loss on sale of business	—	(182)

Net earnings (loss)	$742	$(8,191)

Basic
Net earnings (loss) from continuing operations	$0.06	$(0.63)
Discontinued operations	(0.01)	0.02

Net earnings (loss)	$0.05	$(0.61)

Diluted
Net earnings (loss) from continuing operations	$0.06	$(0.63)
Discontinued operations	(0.01)	0.02

Net earnings (loss)	$0.05	$(0.61)

Weighted average shares outstanding
Basic	13,522	13,371
Diluted	14,010	13,371

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$742	$(8,191)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,155	4,976
Loss on sale of business	—	297
Equity in loss of unconsolidated investments	830	299
Share-based compensation	1,331	333
Other	(50)	(137)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions
Restricted cash	7,607	11,334
Accounts receivable	6,324	11,380
Other current assets	(7,027)	(5,920)
Income taxes receivable	678	(6,613)
Accounts payable	2,341	(7,093)
Purses payable	(3,896)	(5,632)
Accrued expenses	(2,722)	(7,335)
Deferred revenue	30,698	28,472
Other assets and liabilities	498	3,562

Net cash provided by operating activities	44,509	19,732

Cash flows from investing activities:
Additions to plant and equipment	(8,647)	(11,533)
Purchases of minority investments	(602)	(61)
Proceeds from sale of business, net of cash sold	—	(8,897)
Proceeds on sale of plant and equipment	—	150
Change in deposit wagering asset	(819)	—

Net cash used in investing activities	(10,068)	(20,341)

Cash flows from financing activities:
Borrowings on bank line of credit	56,438	68,964
Repayments of bank line of credit	(74,427)	(63,814)
Change in deposit wagering liability	433	—
Change in book overdraft	(3,401)	—
Payments of dividends	(6,750)	(6,670)
Windfall tax benefit from share-based compensation	13	367
Common stock issued	36	1,317

Net cash (used in) provided by financing activities	(27,658)	164

Net increase (decrease) in cash and cash equivalents	6,783	(445)
Cash and cash equivalents, beginning of year	15,345	28,072

Cash and cash equivalents, end of year	$22,128	$27,627

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$886	$235
Income taxes	$35	$—
Schedule of non-cash activities:
Plant and equipment additions included in accounts payable and accrued expenses	$229	$1,497
Assignment of notes receivable	$—	$4,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair presentation of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company historically has had fewer live racing days during the first quarter, with a majority of its live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. However, the Company had 57 live racing days during the first quarter of 2008, which compares to 60 live racing days during the first quarter of 2007.

Comprehensive Earnings (Loss)

The Company had no other components of comprehensive earnings (loss) and, as such, comprehensive earnings (loss) is the same as net earnings (loss) as presented in the accompanying Condensed Consolidated Statements of Net Earnings (Loss).

NOTE 2 — ACQUISITIONS AND NEW VENTURES

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based upon the financial performance of the operations of the advance deposit wagering (“ADW”) business during the five years ended June 30, 2012. As of March 31, 2008, the Company accrued the entire earn-out payment of $7.0 million as additional goodwill based on its determination that defined financial performance conditions will be achieved at some point prior to June 30, 2012. The transaction includes the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel wagering industry. During the fourth quarter of 2007, the Company merged the ATAB ADW business with TwinSpires, an internally developed ADW business, thereby establishing a single ADW brand.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations, net earnings (loss) from continuing operations, and net earnings (loss) from continuing operations per common share as if the Company had consummated the acquisitions of ATAB and BRIS as of the beginning of the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of ATAB and BRIS been consummated at the beginning of the three months ended March 31, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months March 31, 2007
Net revenues from continuing operations	$61,760
Net loss from continuing operations	$(7,541)
Net loss from continuing operations per common share:
Basic	$(0.56)
Diluted	$(0.56)
Shares used in computing loss from continuing operations per common share:
Basic	13,371
Diluted	13,371

NOTE 3 — INSURANCE RECOVERIES

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. During the three months ended March 31, 2008, the Company received $11.5 million of insurance recoveries related to a claim for this damage. An additional $5.7 million was received during April 2008, which represented the final payment of all outstanding property and business interruption claims related to this damage. As a result, $17.2 million of the insurance recoveries was included in the Company’s Condensed Consolidated Statement of Net Earnings (Loss) for the three months ended March 31, 2008.

NOTE 4 — SETTLEMENT WITH EP ACQUISITION, LLC

The Company has reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC representing a reduction to the original purchase price.

NOTE 5 — LONG-TERM INCENTIVE PLAN

During March 2008, the Board of Directors approved the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) as well as the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). The objective of the Company LTIP and the TwinSpires LTIP is to support the entrepreneurial mindset desired by management by providing an opportunity to earn significant equity in the Company for achieving significant performance targets.

In accordance with the Company LTIP, participants earn performance share awards over a five year period (2008 through 2012) that are paid in either cash or stock of the Company, at the discretion of the Company, based on performance targets achieved by the Company as well as the participant. Performance targets of the Company are predetermined Company EBITDA (defined as earnings before interest, taxes, depreciation and amortization) goals for each year during the term of the Company LTIP. Performance targets of the participants are defined as substantial contributions to the performance and strategic improvement of the Company.

In accordance with the TwinSpires LTIP, participants earn performance share awards over a four year period (2008 though 2011) that are paid in either cash or stock of the Company, at the discretion of the Company, based on performance targets achieved by TwinSpires. Performance targets of TwinSpires are predetermined TwinSpires EBITDA goals for each year during the term of the TwinSpires LTIP.

During the first quarter subsequent to each year during the term of each of the Company LTIP and the TwinSpires LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. During the three months ended March 31, 2008, the Company recorded $0.3 million of compensation expense related to the Company LTIP and the TwinSpires LTIP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair market value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2008, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings (loss) from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator for basic net earnings (loss) from continuing operations per common share:
Net earnings (loss) from continuing operations	$835	$(8,430)
Net earnings (loss) from continuing operations allocated to participating securities	(27)	—

Numerator for basic net earnings (loss) from continuing operations per common share	$808	$(8,430)

Numerator for basic net earnings (loss) per common share:
Net earnings (loss)	$742	$(8,191)
Net earnings (loss) allocated to participating securities	(24)	—

Numerator for basic net earnings (loss) per common share	$718	$(8,191)

Numerator for diluted net earnings (loss) per common share:
Net earnings (loss) from continuing operations	$835	$(8,430)
Discontinued operations, net of income taxes	(93)	239

Net earnings (loss)	$742	$(8,191)

Denominator for net earnings (loss) per common share:
Basic	13,522	13,371
Plus dilutive effect of stock options	35	—
Plus dilutive effect of convertible note	453	—

Diluted	14,010	13,371

Earnings (loss) per common share:
Basic
Net earnings (loss) from continuing operations	$0.06	$(0.63)
Discontinued operations	(0.01)	0.02

Net earnings (loss)	$0.05	$(0.61)

Diluted
Net earnings (loss) from continuing operations	$0.06	$(0.63)
Discontinued operations	(0.01)	0.02

Net earnings (loss)	$0.05	$(0.61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase approximately 17 thousand shares for the three months ended March 31, 2008 were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 29 thousand shares for the three months ended March 31, 2007 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for the period. Also, 453 thousand shares issuable upon conversion of notes payable for the three months ended March 31, 2007 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for this period.

NOTE 8 — SEGMENT INFORMATION

The Company has determined that it currently operates in the following five segments: (1) Churchill Downs Racetrack (“Churchill Downs”), which includes its on-site simulcast facility and its training facility; (2) Calder Race Course (“Calder”); (3) Arlington Park and its eleven OTBs; (4) Louisiana Operations, including Fair Grounds, its slot operations and its ten OTBs; and (5) Other Investments, including Churchill Downs Simulcast Productions, TwinSpires, ATAB and BRIS and the Company’s various equity interests, including TrackNet, HRTV and Racing World Limited. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company uses revenues and EBITDA as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information in this footnote concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company’s liquidity.

During the year ended December 31, 2007, the Company modified its method of allocating management fees to the operating segments. As a result, management fees included in EBITDA of the operating segments fluctuated significantly between the three months ended March 31, 2008 and 2007. The table below presents management fee (expense) income included in EBITDA of each of the operating segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Churchill Downs	$(199)	—
Arlington Park	(997)	—
Calder	(222)	$(78)
Louisiana Operations	(2,545)	(3,380)
Other Investments	(1,101)	—
Corporate	5,064	3,458

Total	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about reported segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues from external customers:
Churchill Downs	$2,469	$3,296
Arlington Park	13,013	13,190
Calder	2,917	1,198
Louisiana Operations	32,910	29,479

Total racing operations	51,309	47,163
Other Investments	14,258	121
Corporate	154	510

Net revenues from continuing operations	65,721	47,794
Discontinued operations	—	7,837

	$65,721	$55,631

Intercompany net revenues:
Churchill Downs	$173	$—
Arlington Park	210	—
Calder	21	7
Louisiana Operations	837	230

Total racing operations	1,241	237
Other Investments	355	96
Eliminations	(1,596)	(285)

Net revenues from continuing operations	—	48
Discontinued operations	—	(48)

	$—	$—

EBITDA:
Churchill Downs	$(6,170)	$(5,726)
Arlington Park	(2,837)	(2,090)
Calder	(3,292)	(2,572)
Louisiana Operations	22,476	2,766

Total racing operations EBITDA	10,177	(7,622)
Other Investments	1,407	(905)
Corporate	(2,307)	(313)

Total EBITDA	9,277	(8,840)
Eliminations	—	56
Depreciation and amortization	(7,155)	(4,976)
Interest income (expense), net	(724)	(18)
Income tax (expense) benefit	(563)	5,348

Net earnings (loss) from continuing operations	835	(8,430)
Discontinued operations, net of income taxes	(93)	239

Net earnings (loss)	$742	$(8,191)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents total asset information about reported segments (in thousands):

	March 31, 2008	December 31, 2007
Total assets:
Churchill Downs	$347,674	$354,340
Calder	94,970	101,961
Arlington Park	89,903	91,806
Louisiana Operations	114,097	107,325
Other Investments	254,550	239,739

	$901,194	$895,171
Eliminations	(275,152)	(270,355)

	$626,042	$624,816

	Three Months Ended March 31,
	2008	2007
Capital expenditures, net:
Churchill Downs	$1,256	$1,623
Calder	591	886
Arlington Park	414	5,637
Louisiana Operations	4,332	2,824
Other Investments	2,054	563

	$8,647	$11,533

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases and related guidance from the scope of SFAS No. 157. FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The Company adopted the SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities and there was no impact on the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our temporary and permanent slot facilities in Louisiana; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters, including Hurricanes Katrina, Rita and Wilma on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A of this Quarterly Report on Form 10-Q.

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

During 2007, we sold our ownership interest in Hoosier Park. We made the decision to sell Hoosier Park in order to dispose of an asset which we considered to be underperforming and to provide us with additional opportunities and resources to focus on our other assets and operations. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not anticipate further dispositions of our operations. The sold business discussed above has been accounted for as discontinued operations in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Please refer to further sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Item 2 as well as our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the disposition.

Recent Developments

Horsemen’s Consent to Distribute Racing Signals

The Thoroughbred Horsemen’s Group LLC (the “THG”), an alliance of approximately seventeen horsemen’s groups covering over 45 racetracks, including Churchill Downs and Calder, has been appointed agent on behalf of such horsemen’s groups for the purpose of negotiating agreements with the Company related to sharing revenues on advance deposit wagering (“ADW”) activity. Recently, THG has expressed interest in negotiating an agreement with the Company and its ADW business, TwinSpires, to provide approximately one-third of gross ADW wagering commissions to horsemen’s groups that they represent, which is significantly higher than amounts returned to horsemen’s groups currently.

Until a resolution to this issue is found, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “Florida HBPA”) and horsemen’s groups in Kentucky, Ohio, Maryland and Delaware have indicated they are withholding their consent under the Interstate Horseracing Act of 1978 (the “IHA”) to import or export (as applicable) racing signals to or from Calder and the export of racing signals from Churchill Downs to ADW businesses. In addition, the Florida HBPA has refused to negotiate an agreement with Calder for the allocation of pari-mutuel wagering revenues unless we reach agreement in the allocation of slot revenues from the yet-to-be constructed slots facility. As a result, beginning with the commencement of the Calder racing meet on April 21, 2008, no export of racing signals has been made from Calder to simulcasting outlets outside the state of Florida, except an off-track betting facility (“OTB”) located in New York. In addition, beginning with the commencement of the Churchill Downs racing meet on April 26, 2008, no export of racing signals has been made from Churchill Downs to any ADW business or Calder. However, Kentucky horsemen’s groups have consented to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races. In connection with these matters, we filed suit against the THG and Florida HBPA in the Western District of Kentucky on April 24, 2008. Please refer to Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q. As a result of the aforementioned actions taken by horsemen’s groups, net revenues of the operating segments of Calder, Other Investments, and Churchill Downs have begun to be materially, adversely impacted during the second quarter. We will continue to experience such trends until an agreement with our horsemen’s groups can be reached. In addition, we do not plan to start construction of a slots facility at Calder until the issues with the Florida HBPA are resolved.

Insurance Recoveries

On March 10, 2008, we entered into a final settlement agreement and release with our excess property insurance carriers relating to our outstanding claims from Hurricane Katrina. The agreed upon settlement amount of $17.2 million will cover all outstanding property and business interruption claims. During the three months ended March 31, 2008, we received $11.5 million, and we received the final payment of $5.7 million during April 2008.

Settlement with EP Acquisition LLC

We have reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC representing a reduction to the original purchase price.

Dissolution of Racing World Limited

Racing World Limited, a venture formed April 6, 2006 between RWHC, LLC, a wholly-owned subsidiary of Churchill Downs Incorporated, Magna Entertainment Corporation (“MEC”) and Racing UK Limited, was dissolved on April 30, 2008. As of April 30, 2008, Churchill Downs Incorporated and MEC each regained their in-home video and wagering rights for distribution in the United Kingdom. The parties have mutually agreed to end the venture as a result of lower than expected handle in the United Kingdom.

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). On January 25, 2007, the WTO compliance panel issued its interim finding in response to a brief report submitted by the U.S. delegation to the WTO to the Chairman of the Dispute Settlement Body (the “U.S. Report”) and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. The European Union, Canada, Japan and Australia have agreed to the compensation package, and Costa Rica settled after initially requesting arbitration. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The U.S. withdrawal will become effective once the remaining Antigua arbitration is concluded, which is expected to occur during June 2008.

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

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. Under this act, the Secretary of the Treasury has issued proposed rules and regulations to implement requirements of the act. During April 2008, Representative Barney Frank (D-Mass) introduced legislation prohibiting the Secretary of the Treasury from promulgating any regulations in connection with this legislation due to the difficulty that financial institutions will have in implementing the law’s requirements.

Illinois

Arlington Park will continue to seek authority to conduct gaming at the racetrack. The 2007 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack. Legislation allowing slot machines at Illinois racetracks is expected to be introduced as part of a capital spending plan during 2008. At this point, it is too early to determine whether those initiatives will be successful. Separate legislation clarifying rules for advance deposit wagering has been introduced and approved by the state senate. It is too early to determine whether this legislation will be approved by the house of representatives.

Kentucky

The 2008 session of the general assembly concluded April 15, 2008. The Kentucky horse industry sought legal authority to offer alternative forms of gaming at Kentucky’s eight existing racetracks. Alternative forms of gaming would enable our Kentucky racetrack to better compete with neighboring gaming venues by providing substantial new revenues for purses and capital improvements. Governor Steve Beshear supported this expansion and unveiled his plan on February 14, 2008, which would have permitted Churchill Downs to operate a casino in Jefferson County, Kentucky. The legislation, which would have required a public referendum in the fall of 2008, was ultimately unsuccessful. A referendum may be approved during any regular session of the general assembly and may be placed on the ballot of a general election in even-numbered years.

Louisiana

Fair Grounds was recently granted six additional race days for its 2008-2009 thoroughbred racing meet. As a result, the total race days for the upcoming racing meet will be 87 days compared to 81 days during 2007-2008.

Fair Grounds is also currently working with the State Racing Commission and the State Legislature to determine whether it will be required to run a quarter horse meet in 2008. The quarter horse meet is required to be run in connection with our slots license. Due to the limited quarter horse purses generated from our temporary slots facility, we do not yet know if we will be running a five day meet in 2008 or whether this purse money will be carried over to a meet to be run during 2009.

Indiana

The 2007 Indiana General Assembly approved the operation of slot machines at Indiana’s horse racetracks. The Governor of Indiana signed this legislation into law. Each racetrack is granted permission to operate up to 2,000 slot machines. In order to operate these slot machines, Hoosier Park paid a $150 million licensing fee prior to November 1, 2007 and will be required to invest $100 million in capital improvements and pay an additional $100 million licensing fee by November 1, 2008. We completed the sale of our interest in Hoosier Park on March 30, 2007. As part of that agreement, the Company is entitled to payments of up to $15 million once slot machines are operational. Hoosier Park officials have begun the construction of a new slot facility, which is expected to open in June 2008.

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

Our most significant estimates relate to the valuation of plant and equipment, receivables, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers’ compensation claims. Additionally, estimates are used for determining income tax liabilities.

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For goodwill and intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We completed the required annual impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2008, and no adjustment to the carrying value of these assets was required. We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with finite lives are amortized using the straight-line method.

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle by Segment

The table below presents pari-mutuel financial handle data by our reported segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Change
	2008	2007	$	%
Churchill Downs
Total handle	$19,552	$22,022	$(2,470)	-11%
Net pari-mutuel revenues	$2,152	$2,736	$(584)	-21%
Commission %	11.0%	12.4%

Arlington Park
Total handle	$102,632	$102,661	$(29)	—
Net pari-mutuel revenues	$12,644	$12,218	$426	3%
Commission %	12.3%	11.9%

Calder
Total handle	$38,168	$10,578	$27,590	261%
Net pari-mutuel revenues	$2,580	$930	$1,650	177%
Commission %	6.8%	8.8%

Louisiana Operations
Total handle	$280,854	$306,178	$(25,324)	-8%
Net pari-mutuel revenues	$18,801	$20,467	$(1,666)	-8%
Commission %	6.7%	6.7%

Other Investments
Total handle	$61,621	$—	$61,621	100%
Net pari-mutuel revenues	$12,281	$—	$12,281	100%
Commission %	19.9%	—

Eliminations
Total handle	$(11,493)	$(7,228)	$(4,265)	-59%
Net pari-mutuel revenues	$(1,239)	$(238)	$(1,001)	-421%

Total
Handle	$491,334	$434,211	$57,123	13%
Net pari-mutuel revenues	$47,219	$36,113	$11,106	31%
Commission %	9.6%	8.3%

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three months ended March 31,		Change
	2008	2007	$	%
Number of live race days	57	60	(3)	(5)%
Net pari-mutuel revenues	$47,219	$36,113	$11,106	31%
Gaming	12,349	6,648	5,701	86%
Other operating revenues	6,153	5,081	1,072	21%

Total net revenues from continuing operations	$65,721	$47,842	$17,879	37%

Operating income (loss)	$2,580	$(14,124)	$16,704	118%
Net earnings (loss) from continuing operations	$835	$(8,430)	$9,265	110%

Diluted net earnings (loss) from continuing operations per common share	$0.06	$(0.63)

Our total net revenues increased $17.9 million primarily as a result of the performance of TwinSpires, our ADW business created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased revenues related to the opening of the temporary slot facility at Fair Grounds during 2007. These increases were partially offset by decreased revenues at Fair Grounds resulting from three fewer live racing days during the three months ended March 31, 2008 compared to the same period of 2007. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Purse expense	$17,959	$17,141	$818	5%
Depreciation and amortization	7,155	4,976	2,179	44%
Other operating expenses	43,070	30,808	12,262	40%
SG&A expenses	12,157	9,825	2,332	24%
Insurance recoveries	(17,200)	(784)	(16,416)	(2,094)%

Total	$63,141	$61,966	$1,175	2%

Percent of revenue	96%	130%

Total expenses increased 2% during the three months ended March 31, 2008 primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased operating expenses related to the operation of the temporary slot facility at Fair Grounds, which opened during 2007. These increases were partially offset by an increase in insurance recoveries related to damages sustained at Fair Grounds by Hurricane Katrina. Further discussion of expense variances by our reported segments is detailed below.

Other Income (Expense) and Income Tax (Provision) Benefit

The following table is a summary of our other income (expense) and income tax (provision) benefit (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Interest income	$177	$272	$(95)	(35)%
Interest expense	(901)	(290)	(611)	(211)%
Equity in loss of unconsolidated investments	(830)	(299)	(531)	(178)%
Miscellaneous, net	372	663	(291)	(44)%

Other income (expense)	$(1,182)	$346	$(1,528)	(442)%

Income tax (provision) benefit	(563)	$5,348	$(5,911)	(111)%
Effective tax rate	40%	39%

Significant items affecting the comparability of other income (expense) and income tax (provision) benefit include:

•	Interest expense increased primarily due to interest expense incurred on $55.0 million borrowed to fund the acquisition of ATAB and BRIS during 2007.

•

Equity in losses of unconsolidated investments increased during the three months ended March 31, 2008 primarily as a result of the performance of our investments in TrackNet and HRTV, which were formed during March 2007.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Churchill Downs	$2,642	$3,296	$(654)	(20)%
Arlington Park	13,223	13,190	33	—
Calder	2,938	1,205	1,733	144%
Louisiana Operations	33,747	29,709	4,038	14%

Total racing operations	52,550	47,400	5,150	11%
Other Investments	14,613	217	14,396	6,634%
Corporate revenues	154	510	(356)	(70)%
Eliminations	(1,596)	(285)	(1,311)	(460)%

	$65,721	$47,842	$17,879	37%

Significant items affecting comparability of our revenues by segment include:

•

Net revenues from other investments increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•

Louisiana Operations revenues increased primarily as a result of increased revenues related to the temporary slot facility at Fair Grounds, which opened during September 2007. This increase was partially offset by three fewer live racing days at Fair Grounds compared to the same period of 2007.

•

Calder revenues increased primarily due to the fact that simulcast operations were conducted during the three months ended March 31, 2008 under the Florida Supreme Court’s decision to allow pari-mutuel facilities in Dade and Broward counties to enter into agreements regarding simulcast products with each other. Such simulcast operations had been ceased previously upon a stay issued by the Florida Supreme Court, which resulted in no simulcast operations during the three months ended March 31, 2007.

•	Churchill Downs revenues decreased primarily due to lower import pari-mutuel revenues, which we believe is attributable to decreased attendance caused by a smoking ban as well as inclement weather.

Expenses by Segment

The following table presents total expenses, including intercompany expenses, by our reported segments (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Churchill Downs	$11,391	$11,501	$(110)	(1)%
Arlington Park	17,007	15,909	1,098	7%
Calder	7,060	4,816	2,244	47%
Louisiana Operations	12,631	27,878	(15,247)	(55)%

Total racing operations	48,089	60,104	(12,015)	(20)%
Other Investments	13,978	1,153	12,825	1,112%
Corporate expenses	7,734	4,735	2,999	63%
Eliminations	(6,660)	(4,026)	(2,634)	(65)%

	$63,141	$61,966	$1,175	2%

Significant items affecting comparability of our expenses by segment include:

•

Louisiana Operations expenses decreased primarily as a result of the recognition of insurance recoveries related to damages sustained at Fair Grounds by Hurricane Katrina as well as three fewer live racing days in 2008. Partially offsetting these declines were expenses associated with the operation of the temporary slot facility at Fair Grounds, which opened during 2007.

•

Other investments expenses increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during June 2007 and May 2007, respectively.

•

Corporate expenses increased primarily as a result of increased marketing expenses related to the 2008 Kentucky Derby as well as increased costs associated with our initiative to attract and retain appropriate personnel to achieve our business objectives.

•

Calder expenses increased primarily as a result of increased expenses associated with simulcast operations conducted during the three months ended March 31, 2008, a reduction in insurance recoveries related to damages sustained by Hurricane Wilma and higher insurance costs associated with workers’ compensation insurance.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2008 and December 31, 2007 (in thousands):

			Change
	March 31, 2008	December 31, 2007	$	%
Total assets	$626,042	$624,816	$1,226	—
Total liabilities	$256,359	$257,258	$(899)	—
Total shareholders’ equity	$369,683	$367,558	$2,125	1%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in other current assets, goodwill and plant and equipment of $7.0 million, $7.0 million and $6.5 million, respectively. Other current assets increased primarily due to increases in prepaid insurance balances associated with the renewal of our insurance premiums during the first quarter of 2008. Goodwill increased due to the accrual of earn-out payments related to the acquisition of ATAB and BRIS. Additions to plant and equipment during the three months ended March 31, 2008 primarily included spending related to the permanent slot facility and dormitory at Fair Grounds.

Partially offsetting these increases were decreases in accounts receivable and restricted cash of $13.7 million and $6.8 million, respectively. Accounts receivable balances decreased, and cash increased, primarily due to the collection of 2007 Churchill Downs and Calder simulcast receivables as well as the collection of accounts receivable related to the 2008 Kentucky Derby and Kentucky Oaks, which offset an increase in accounts receivable from the recognition of an insurance recovery receivable of $5.7 million. Restricted cash decreased primarily due to the payout of purses during the racing meet at Fair Grounds.

•

Significant changes within total liabilities include decreases in long-term debt, dividends payable and purses payable of $18.0 million, $6.8 million and $3.9 million, respectively. Long-term debt decreased due to payments under our bank revolver arising from cash generated by operating activities, which primarily included collections of Derby-related and simulcast receivables. Purses payable decreased primarily due to the settlement of 2007 racing meet liabilities for Fair Grounds and Calder. In addition, the dividend declared during 2007 was paid during 2008.

Partially offsetting these decreases is an increase in deferred revenue of $23.3 million which changed primarily due to invoicing for sponsorship events and the 2008 Kentucky Derby and Kentucky Oaks. Accrued expenses increased $4.5 million primarily as a result of the accrual of earn-out payments related to the acquisition of ATAB and BRIS.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Operating activities	$44,509	$19,732	$24,777	126%
Investing activities	$(10,068)	$(20,341)	$10,273	51%
Financing activities	$(27,658)	$164	$(27,822)	(16,965)%

Significant items affecting comparability of our liquidity and capital resources include:

•

The increase in cash provided by operating activities is primarily due to the recognition of insurance recoveries related to damages sustained at Fair Grounds by Hurricane Katrina. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The decrease in cash used in investing activities is attributable primarily to a favorable comparison to 2007 related to the sale of the remaining ownership interest of Hoosier Park. Additions to plant and equipment during the three months ended March 31, 2008 primarily included spending related to the permanent slot facility and dormitory at Fair Grounds.

•

We made repayments in excess of our borrowings on our revolving loan facilities of $18.0 million during the three months ended March 31, 2008 due to the availability of cash generated by operating activities. Borrowings on our revolving loan facilities exceeded repayments by $5.2 million during the three months ended March 31, 2007.

Recently Issued Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases and related guidance from the scope of SFAS No. 157. FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The Company adopted the SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities and there was no impact on the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, we had $50.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair values and cash flows by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2008. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Jerry Jacobs

On June 15, 2005, Jerry Jacobs, a resident of New Orleans, Louisiana filed a petition with the Civil District Court for the Parish of New Orleans, Louisiana for declaratory judgment alleging that slot machines at Fair Grounds Race Course (“Fair Grounds”) would violate the New Orleans City Charter that prohibits more than one land-based casino and that the Louisiana statute authorizing slot machines at racetracks violates the Louisiana constitution. The petition requests injunctive relief prohibiting the operation of slot machines at Fair Grounds. Churchill Downs Louisiana Horseracing Company, L.L.C., the owner of Fair Grounds, and the State of Louisiana are defendants in the action. The City of New Orleans intervened in support of the Company and the State of Louisiana. On October 30, 2006, the Civil District Court granted the Company’s motion for summary judgment and dismissed Mr. Jacobs’ petition in its entirety. On November 15, 2006, Mr. Jacobs appealed the Civil District Court’s dismissal to the Court of Appeal for the Fourth Circuit of the State of Louisiana. The trial court decision was affirmed by the

Court of Appeals in the Company’s favor on February 27, 2008. Mr. Jacobs filed a writ application with the Louisiana Supreme Court on March 26, 2008 requesting reconsideration of the appellate court’s decision. The Company filed its motion in opposition on April 8, 2008.

While the Company believes that the litigation by Mr. Jacobs is without merit and that the Company will ultimately prevail in this litigation, due to the inherent uncertainties in litigation, there is no assurance on the ultimate outcome of this proceeding. If Mr. Jacobs ultimately prevails in the litigation, the Company may not be authorized to operate slot machines at Fair Grounds. If the Company is not authorized to operate slot machines at Fair Grounds, there would be a material, adverse impact on the Company’s results of operations.

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et. al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the Florida HBPA alleging that the THG, the Florida HBPA and various other state horsemen associations (collectively with the Florida HBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”).

The Company generates a significant amount of its revenues from sending signals of races from its racetracks to OTB Systems in other states (“export”) and receiving signals from racetracks in other states (“import”). Revenues are earned from pari-mutuel wagering and fees on both import and export signals. Under the Interstate Horseracing Act of 1978 (the “IHA”), racetrack operators are permitted to contract with OTB Systems for the export of races and the right to accept wagers on such races by the OTB Systems, subject to compliance with the IHA. Compliance with the IHA requires, among other things, (i) approval of the state racing commissions in the state from which the signal is exported and the state in which the wagers are taken and (ii) a written agreement with the Horsemen’s Group which represents the majority of the owners and trainers racing at the racetrack for those races proposed to be exported.

THG is an alliance of approximately seventeen Horsemen’s Groups covering over 45 racetracks, including the Company’s Churchill Downs and Calder racetracks. Certain Horsemen’s Groups have appointed the THG as their agent for the purpose of negotiating agreements with the Company relating to revenue sharing on ADW pari-mutuel activity in an amount equal to one-third of the gross wagering takeout by the ADW business, a level that is significantly in excess of current sharing. Pending the resolution of this demand, certain of the Horsemen’s Groups, including the Florida HBPA and Horsemen’s Groups in Kentucky, Ohio, Maryland and Delaware, have indicated that they are withholding their consent under the IHA to import or export (as applicable) racing signals to or from Calder and the export of racing signals from Churchill Downs to certain OTB Systems, including Calder.

Currently, no purse sharing agreement is in place between Calder and the Florida HBPA, and the Florida HBPA has refused to negotiate toward the execution of such an agreement. As a result, beginning with the commencement of the Calder racing season on April 21, 2008 no export of racing signals has been made from Calder to OTB Systems outside Florida, except to an OTB System located in New York. In addition, negotiations have taken place with the two Horsemen’s Groups in Kentucky concerning the export of racing signals from Churchill Downs to certain OTB Systems. While the Kentucky Horsemen’s Groups have consented to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races and the export of the other races from Churchill Downs to certain OTB Systems, they thus far have not consented to the export of racing signals for other races from Churchill Downs to ADW businesses or Calder’s OTB System. The racing season at Churchill Downs commenced on April 26, 2008.

The THG Lawsuit alleges, among other things, that the THG, various Horsemen’s Groups and certain individual co-conspirators have violated Section 1 of the Sherman Act by contracting and conspiring to raise the amount of revenues they receive from ADW businesses and by engaging in a group boycott involving the withholding of consents to export and import racing signals by certain racetrack operators, including the Company. The THG Lawsuit requests an order dissolving the THG, an injunction preventing further violations of the Sherman Act and monetary damages. There can be no assurance, however, that the THG Lawsuit will be successful in terminating the activities by the THG and the Horsemen’s Groups or that it will result in money damages sufficient to compensate the Company for losses it suffers.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

We Depend On Agreements With Our Horsemen

As a result of the actions of the THG and the Horsemen’s Groups, the Company’s business, financial condition and results of operations may be materially and adversely impacted. The Company currently is not receiving revenues derived from (i) the export of racing signals from Calder to OTB Systems outside the State of Florida (other than an OTB System in New York) or (ii) the import of racing signals to Calder’s OTB System from the Beulah Park, River Downs, Delaware Park and Pimlico racetracks in Ohio, Delaware and Maryland. Further, unless the two Kentucky Horsemen’s Groups grant their consent, the Company will not receive revenues (other than with respect to the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races) derived from the export of racing signals from Churchill Downs to the Company’s ADW business, TwinSpires, and to certain other OTB Systems, including the Company’s OTB System located at Calder. Additionally, the Company anticipates reduced revenues will be generated through TwinSpires as a result of the inability to accept wagers on races run at Churchill Downs and Calder racetracks and other racetracks where a Horsemen’s Group has withheld consent. During the pendency of the dispute with the Horsemen’s Groups, the Company may experience generalized decreases in live attendance at its racetracks and reduced traffic on TwinSpires due to the more limited racing content and wagering opportunities available to customers. Moreover, on April 22, 2008 the Company announced that it was reducing purses at Calder by 30%, effective April 27, 2008. Such reduction, together with similar purse reductions that may be required at Calder and/or Churchill Downs if the dispute continues, may negatively impact the Company’s ability to continue to attract high quality thoroughbreds to its racetracks. Although the Horsemen’s Group in Illinois has not joined the THG or threatened to withhold its consent or otherwise sought to re-negotiate contractual terms with the Company with respect to the Company’s racetrack at Arlington Park, there can be no assurance that it will not do so. At this time, the Company cannot predict the outcome of the THG Lawsuit or of the timing or manner in which the dispute with the Horsemen’s Groups may be resolved.

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana. These agreements provide that we must receive the consent of the horsemen’s groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their horsemen’s groups typically provide that those racetracks must receive consent from the horsemen’s groups before we can accept wagers on their races. Further, Florida law requires Calder to have an agreement with the Florida HBPA governing the payment of purses of live thoroughbred races conducted at Calder and an agreement with the Florida Thoroughbred Breeders’ Association, Inc. governing the payment of breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming. We have been engaged in negotiations with the Florida HBPA and have been unable to reach an agreement for the sharing of slots revenue generated at Calder. There is no guarantee that we will be able to negotiate a satisfactory agreement.

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

CHURCHILL DOWNS INCORPORATED

May 6, 2008	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2008	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Executive Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To
3(a)	Articles of Amendment and Restated Articles of Incorporation of Churchill Downs Incorporated, dated as of March 19, 2008.	Exhibit 3.1 to Report on Form 8-K dated March 20, 2008

4(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Report on Form 8-K dated March 17, 2008

10(a)	Settlement Agreement and Release dated as of March 10, 2008 by and among Churchill Downs Incorporated, American Alternative Insurance Corporation, Commonwealth Insurance Company and Westchester Surplus Lines Insurance Company	Exhibit (10vv) to Report on Form 10-K for the year ended December 31, 2007

10(b)	Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Report on Form 10-Q for the fiscal quarter ended March 31, 2008

10(c)	Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Report on Form 10-Q for the fiscal quarter ended March 31, 2008

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2008

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2008

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2008