Form 10-Q
period 2008-06-30
CHURCHILL DOWNS INC
filed 2008-08-05
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at July 30, 2008 was 13,673,388 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,631	$15,345
Restricted cash	11,516	11,295
Accounts receivable, net of allowance for doubtful accounts of $1,386 at June 30, 2008 and $1,358 at December 31, 2007	41,018	46,335
Deferred income taxes	6,497	6,497
Income taxes receivable	—	13,414
Other current assets	13,545	10,396

Total current assets	91,207	103,282
Plant and equipment, net	365,929	357,986
Goodwill	115,349	108,349
Other intangible assets, net	34,180	39,087
Other assets	15,049	16,112

Total assets	$621,714	$624,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,027	$32,032
Purses payable	15,945	12,816
Accrued expenses	51,631	43,788
Dividends payable	—	6,750
Income taxes payable	5,625	—
Deferred revenue	8,989	25,455

Total current liabilities	143,217	120,841
Long-term debt	10,000	67,989
Convertible note payable, related party	14,444	14,234
Other liabilities	21,567	20,452
Deferred revenue	18,296	19,680
Deferred income taxes	14,062	14,062

Total liabilities	221,586	257,258
Commitments and contingencies
Shareholders’ equity:
Preferred stock; no par value; 250 shares authorized; no shares issued	—	—
Common stock; no par value; 50,000 shares authorized; 13,673 shares issued June 30, 2008 and 13,672 shares issued December 31, 2007	140,177	137,761
Retained earnings	259,951	229,797

Total shareholders’ equity	400,128	367,558

Total liabilities and shareholders’ equity	$621,714	$624,816

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and six months ended June 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$179,297	$169,933	$245,018	$217,775
Operating expenses	114,669	108,577	182,853	161,502
Selling, general and administrative expenses	13,545	13,069	25,702	22,894
Insurance recoveries	—	—	(17,200)	(784)

Operating profit	51,083	48,287	53,663	34,163
Other income (expense):
Interest income	157	393	334	665
Interest expense	(276)	(841)	(1,177)	(1,131)
Equity in loss of unconsolidated investments	(1,140)	(695)	(1,970)	(994)
Miscellaneous, net	461	1,831	833	2,494

	(798)	688	(1,980)	1,034

Earnings from continuing operations before provision for income taxes	50,285	48,975	51,683	35,197
Provision for income taxes	(20,854)	(19,513)	(21,417)	(14,165)

Net earnings from continuing operations	29,431	29,462	30,266	21,032
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(19)	(143)	(112)	278
(Loss) on sale of business	—	—	—	(182)

Net earnings	$29,412	$29,319	$30,154	$21,128

Net earnings (loss) per common share:
Basic
Net earnings from continuing operations	$2.11	$2.12	$2.17	$1.52
Discontinued operations	—	(0.01)	(0.01)	0.01

Net earnings	$2.11	$2.11	$2.16	$1.53

Diluted
Net earnings from continuing operations	$2.10	$2.12	$2.16	$1.52
Discontinued operations	—	(0.01)	(0.01)	—

Net earnings	$2.10	$2.11	$2.15	$1.52

Weighted average shares outstanding
Basic	13,529	13,427	13,525	13,399
Diluted	13,998	13,903	14,010	13,886

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$30,154	$21,128
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,275	10,619
Loss on sale of business	—	297
Equity in loss of unconsolidated investments	1,970	911
Share-based compensation	2,364	3,164
Gain on asset disposition	—	(1,699)
Other	(103)	336
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	736	9,806
Accounts receivable	(5,141)	(11,232)
Other current assets	(3,149)	(3,689)
Accounts payable	25,552	11,589
Purses payable	3,129	2,342
Accrued expenses	636	(1,184)
Deferred revenue	(7,392)	(3,341)
Income taxes receivable and payable	19,045	8,916
Other assets and liabilities	2,893	4,657

Net cash provided by operating activities	84,969	52,620
Cash flows from investing activities:
Additions to plant and equipment	(16,495)	(27,675)
Acquisitions of businesses	—	(79,297)
Proceeds from the sale of business, net of cash sold	—	(8,897)
Purchases of investments	(1,863)	(1,480)
Proceeds on sale of plant and equipment	—	2,320
Change in deposit wagering asset	(957)	(516)

Net cash used in investing activities	(19,315)	(115,545)
Cash flows from financing activities;
Borrowings on bank line of credit	151,977	200,073
Repayments on bank line of credit	(209,966)	(139,923)
Change in book overdraft	1,563	—
Windfall tax benefit from share-based compensation	13	479
Payment of dividends	(6,750)	(6,670)
Common stock issued	36	2,307
Change in deposit wagering liability	759	385

Net cash (used in) provided by financing activities	(62,368)	56,651

Net increase (decrease) in cash and cash equivalents	3,286	(6,274)
Cash and cash equivalents, beginning of period	15,345	28,072

Cash and cash equivalents, end of period	$18,631	$21,798

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,163	$502
Income taxes	2,521	4,123
Schedule for non-cash investing and financing activities:
Plant and equipment additions included in accounts payable and accrued expenses	$243	$5
Assignment of notes receivable	—	4,000
Issuance of common stock with restricted stock plan	30	7,844
Assets acquired and liabilities assumed in acquisitions of businesses:
Accounts receivable, net	—	$4,163
Other current assets	—	152
Other non-current assets	—	5
Plant and equipment	—	848
Goodwill	—	53,562
Other intangible assets	—	25,000
Accounts payable	—	4,144
Accrued expenses	—	162
Deferred revenue	—	31

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 126 live racing days during the second quarter of 2008, which compares to 127 live racing days conducted during the second quarter of 2007. For the six months ended June 30, 2008, the Company conducted 183 live racing days, which compares to 187 live racing days conducted during the six months ended June 30, 2007.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — CALDER RACE COURSE PURSE AGREEMENTS

On July 7, 2008, certain subsidiaries of the Company reached agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”) with respect to the sharing of revenues from pari-mutuel operations (the “Purse Agreement”) and slot machines (the “Slots Agreement”) at Calder Race Course (“Calder”). These agreements allowed Calder to resume distributing its signal from Calder to the simulcast network around the country, including off-track betting (“OTB”) facilities and racetracks (but excluding national advance deposit wagering (“ADW”) companies), beginning with races on July 10, 2008. In addition, certain out-of-state horsemen’s groups that previously withheld the consents required under the Interstate Horseracing Act of 1978 (the “IHA”) to send certain racetracks’ signals to Calder for wagering have now granted those consents.

The Purse Agreement became effective on July 7, 2008. Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally will make payments to the horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations.

The Slots Agreement will become effective on the day the slot machine facility at Calder opens to the general public for slot machine wagering (the date of “First Coin Drop”) and will expire on the tenth anniversary of the first December 31st after the date of First Coin Drop, subject to automatic five-year renewal periods. Under the Slots Agreement, Calder will contribute certain sums of slot machine revenue to supplement thoroughbred racing purses at Calder. During the first four years of the Slots Agreement, the Company will supplement purses for thoroughbred horse races conducted at Calder up to a minimum of $19.0 million in the aggregate depending on the date of the First Coin Drop. Thereafter, Calder will supplement purses by 6.75% of slot machine revenue annually for the remainder of the initial term of the Slots Agreement. The Slots Agreement also requires that Calder and the Company’s Tropical Park racing meet at Calder, collectively, conduct live thoroughbred horse racing on no fewer than 150 days per full calendar year during the term of the Slots Agreement, which requirement is generally contingent upon the existence of a current, executed purse agreement as of March 15 of each such calendar year.

The Calder Slots Agreement and the Calder Purse Agreement initially included provisions that could lead to the termination of those agreements if agreement with the Florida Thoroughbred Breeders and Owners Association for the sharing of slots revenue at Calder is not reached by August 6, 2008; however, Calder and the FHBPA agreed on July 31, 2008 to amend each of the Calder Slots Agreement and Calder Purse Agreement to extend that deadline to August 31, 2008.

NOTE 3 — HOOSIER PARK CONTINGENT CONSIDERATION

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of the Company’s interest in Hoosier Park includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million once slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. The Company is currently assessing its ability to collect amounts due under the terms of the agreement. As of June 30, 2008, management has determined that collectibility of amounts due is not reasonably assured and therefore has not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

NOTE 4 — ACQUISITIONS AND NEW VENTURES

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based upon the financial performance of the operations of the ADW business during the five years ended June 30, 2012. As of June 30, 2008, the Company accrued the entire earn-out payment of $7.0 million as additional goodwill based on its determination that defined financial performance conditions will be achieved at some point prior to June 30, 2012. As of June 30, 2008, based upon the financial performance of the acquired business, the Company has determined that $3.5 million of the earn-out payments is due and will be paid during the third quarter of 2008. The transaction includes the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel wagering industry. During the fourth quarter of 2007, the Company merged the ATAB ADW business with TwinSpires, an internally developed ADW business, thereby establishing a single ADW brand.

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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenues from continuing operations	$182,012	$243,553
Net earnings from continuing operations	$30,531	$22,641
Net earnings from continuing operations per common share:
Basic	$2.20	$1.63
Diluted	$2.20	$1.63
Shares used in computing earnings from continuing operations per common share:
Basic	13,427	13,399
Diluted	13,903	13,886

NOTE 5 — INSURANCE RECOVERIES

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. During the six months ended June 30, 2008, the Company received $17.2 million of insurance recoveries related to a claim for this damage. This represented the final payments of all outstanding property and business interruption claims related to this damage. As a result, $17.2 million of the insurance recoveries was included in the Company’s Condensed Consolidated Statement of Net Earnings for the six months ended June 30, 2008.

NOTE 6 — SETTLEMENT WITH EP ACQUISITION, LLC

The Company has reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during the second quarter of 2008 representing a reduction to the original purchase price.

NOTE 7 — LONG-TERM INCENTIVE PLAN

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

During the first quarter subsequent to each year during the term of each of the Company LTIP and the TwinSpires LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. The Company recorded $0.7 million and $1.0 million of compensation expense related to both LTIP plans during the three and six months ended June 30, 2008, respectively.

NOTE 8 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2008, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2, Partial Deferral of the Effective Date of SFAS No. 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the three and six months ended June 30, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position and results of operations.

SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at a fair value be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $11.5 million of the Company’s restricted cash at June 30, 2008 is held in interest bearing accounts, which qualifies for Level 1 in the fair value hierarchy described above. The Company also had $18.6 million of cash and cash equivalents in interest bearing accounts, which qualifies for Level 1 in the fair value hierarchy above. The Company currently has no other financial instruments subject to fair value measurement on a recurring basis.

NOTE 10 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$29,431	$29,462	$30,266	$21,032
Net earnings from continuing operations allocated to participating securities	(953)	(961)	(980)	(687)

Numerator for basic net earnings from continuing operations per common share	$28,478	$28,501	$29,286	$20,345

Numerator for basic net earnings per common share:
Net earnings	$29,412	$29,319	$30,154	$21,128
Net earnings allocated to participating securities	(952)	(956)	(976)	(690)

Numerator for basic net earnings per common share	$28,460	$28,363	$29,178	$20,438

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$29,431	$29,462	$30,266	$21,032
Discontinued operations, net of income taxes	(19)	(143)	(112)	96

Net earnings	$29,412	$29,319	$30,154	$21,128

Denominator for net earnings per common share:
Basic	13,529	13,427	13,525	13,399
Plus dilutive effect of stock options	16	23	32	34
Plus dilutive effect of convertible note	453	453	453	453

Diluted	13,998	13,903	14,010	13,886

Earnings per common share:
Basic
Net earnings from continuing operations	$2.11	$2.12	$2.17	$1.52
Discontinued operations	—	(0.01)	(0.01)	0.01

Net earnings	$2.11	$2.11	$2.16	$1.53

Diluted
Net earnings from continuing operations	$2.10	$2.12	$2.16	$1.52
Discontinued operations	—	(0.01)	(0.01)	—

Net earnings	$2.10	$2.11	$2.15	$1.52

Options to purchase approximately 24 thousand and 20 thousand shares for the three and six months ended June 30, 2008, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 11 — SEGMENT INFORMATION

During the second quarter of 2008, the Company implemented a business realignment that more properly considers recent growth and changes in its businesses. As a result of this realignment, the Company redefined its business segments. All prior period segment information has been reclassified to conform to the current period’s presentation. The Company has determined that it currently operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack (“Churchill Downs”), Calder, Arlington Park and its eleven OTBs and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its ten OTBs; (2) On-line Business, which includes TwinSpires, our ADW business, and BRIS as well as the Company’s equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including Churchill Downs Simulcast Productions and other of the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

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

The table below presents information about reported segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues from external customers:
Churchill Downs	$93,661	$91,550	$96,130	$94,846
Arlington Park	27,756	28,762	40,769	41,952
Calder	18,501	26,635	21,418	27,833
Fair Grounds	11,814	12,520	32,250	35,351

Total Racing Operations	151,732	159,467	190,567	199,982
On-line Business	15,587	3,285	29,731	3,285
Gaming	11,770	6,314	24,244	12,962
Other Investments	168	357	282	478
Corporate	40	510	194	1,020

Net revenues from continuing operations	179,297	169,933	245,018	217,727
Discontinued operations	—	—	—	7,837

Net revenues	$179,297	$169,933	$245,018	$225,564

Intercompany net revenues:
Churchill Downs	$1,253	$1,702	$1,426	$1,702
Arlington Park	652	256	862	256
Calder	179	183	200	190
Fair Grounds	47	2	884	232

Total Racing Operations	2,131	2,143	3,372	2,380
Other Investments	555	559	910	655
Eliminations	(2,686)	(2,702)	(4,282)	(2,987)

Net revenues from continuing operations	—	—	—	48
Discontinued operations	—	—	—	(48)

	$—	$—	$—	$—

Segment EBITDA and net earnings:
Racing Operations	$51,858	$54,295	$56,462	$43,845
On-line Business	1,549	(1,501)	2,290	(2,193)
Gaming	4,739	2,801	9,451	5,645
Other Investments	336	418	523	189
Corporate	(958)	(948)	(1,925)	(1,261)

Total EBITDA	57,524	55,065	66,801	46,225
Eliminations	—	—	—	57
Depreciation and amortization	(7,120)	(5,642)	(14,275)	(10,619)
Interest income (expense), net	(119)	(448)	(843)	(466)
Income tax expense	(20,854)	(19,513)	(21,417)	(14,165)

Net earnings from continuing operations	29,431	29,462	30,266	21,032
Discontinued operations, net of income taxes	(19)	(143)	(112)	96

Net earnings	$29,412	$29,319	$30,154	$21,128

The table below presents information about equity in losses of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
On-line Business	$(916)	$(551)	$(1,507)	$(551)
Other Investments	(224)	(144)	(463)	(443)

	$(1,140)	$(695)	$(1,970)	$(994)

The table below presents total asset information about reported segments (in thousands):

	June 30, 2008	December 31, 2007
Total assets:
Racing Operations	$602,791	$623,601
On-line Business	93,312	85,637
Gaming	43,757	31,831
Other Investments	336,576	154,102

	$1,076,436	$895,171
Eliminations	(454,722)	(270,355)

	$621,714	$624,816

The table below presents total goodwill information about reported segments (in thousands):

	June 30, 2008	December 31, 2007
Goodwill:
Racing Operations	$50,400	$50,400
On-line Business	60,563	53,563
Gaming	3,127	3,127
Other Investments	1,259	1,259

	$115,349	$108,349

The table below presents total capital expenditure information about reported segments (in thousands):

	Six Months Ended June 30,
	2008	2007
Capital expenditure, net:
Racing Operations	$6,942	$25,855
On-line Business	2,849	124
Gaming	6,561	631
Other Investments	143	838
Discontinued operations	—	227

	$16,495	$27,675

NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 141R, Business Combinations (“SFAS No. 141R”) establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on the Company’s transactions recorded to date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our temporary and permanent slot facilities in Louisiana and permanent slot facility in Florida; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation, including the outcome of any counter-suits or claims arising in connection with a pending lawsuit in federal court in the Western District of Kentucky styled Churchill Downs Incorporated, et al v. Thoroughbred Horsemen’s Group, LLC, Case #08-CV-225-S; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse agreements; our ability to reach agreement with the Florida Breeders and Owners Association on the sharing of slots revenues; the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

We operate Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, which has conducted thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Arlington Park, a thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”) and Slots, a thoroughbred racing operation in New Orleans, Louisiana, which also owns and operates 245 slot machines; and Video Services Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana. We conduct simulcast wagering on horse racing at 22 simulcast wagering facilities in Kentucky, Illinois and Louisiana, as well as at our four racetracks.

During the second quarter of 2008, we implemented a business realignment that more properly considers recent growth and changes in our businesses. As a result of this realignment, we redefined our business segments into the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its eleven off-track betting facilities (“OTB”) and Fair Grounds and its ten OTBs; (2) On-line Business, which includes TwinSpires, our ADW business, and BRIS as well as our equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including Churchill Downs Simulcast Productions and our other minor investments.

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

Recent Developments

Hoosier Park Contingent Consideration

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of our interest in Hoosier Park includes a contingent consideration provision whereby we are entitled to payments of up to $15 million once slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. We are currently assessing our ability to collect amounts due under the terms of the agreement. As of June 30, 2008, management has determined that collectibility of amounts due is not reasonably assured and therefore we have not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

Horsemen’s Consent to Distribute Racing Signals

The Thoroughbred Horsemen’s Group LLC (the “THG”), an alliance of approximately seventeen horsemen’s groups covering over 45 racetracks, including Fair Grounds, Churchill Downs and Calder, has been appointed an agent on behalf of such horsemen’s groups for the purpose of negotiating agreements with the Company related to sharing revenues on advance deposit wagering (“ADW”) as well as other activities. Recently, THG has expressed interest in negotiating an agreement with the Company and its ADW business, TwinSpires, to provide approximately one-third of gross ADW wagering commissions to horsemen’s groups that they represent, which is significantly higher than amounts returned to horsemen’s groups currently.

Until a resolution to this issue is reached, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”) and the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) and the Kentucky Thoroughbred Association, Inc. (the “KTA”) have indicated they are withholding their consent under the Interstate Horseracing Act of 1978 (the “IHA”) for the exporting of racing signals from Churchill Downs and Calder to national ADW businesses, including TwinSpires. Until July 7, 2008, when an agreement was reached between Calder and the FHBPA for the sharing of revenues generated from slot machines at Calder (the “Calder Slots Agreement”) and for purse contributions (the “Calder Purse Agreement”), horsemen’s groups in Kentucky, Ohio, Maryland, Pennsylvania, Texas and Delaware withheld their consents under the IHA to import or export (as applicable) racing signals to or from Calder. As a result, beginning with the commencement of the Calder racing meet on April 21, 2008 until July 10, 2008, no export of racing signals was made from Calder to simulcasting outlets outside the state of Florida, except to off-track betting facilities (“OTB”) located in New York. Calder continues to be precluded from exporting racing signals to any ADW business except for the New York Racing Association’s ADW business, which operates on a limited basis outside the State of New York, notwithstanding the execution of the Calder Slots Agreement and Calder Purse Agreement. In addition, beginning with the commencement of the Churchill Downs racing meet on April 26, 2008 until the conclusion of its racing meet on July 6, 2008, no export of racing signals was made from Churchill Downs to any ADW business or Calder (which includes the state of Florida). However, Kentucky horsemen’s groups did consent to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races on May 2 and May 3, 2008 to ADW businesses. In connection with these matters, we filed suit against the THG and FHBPA in the Western District of Kentucky on April 24, 2008. We amended our complaint to add the KHBPA, KTA and certain individuals to the lawsuit in 2008. In connection with the execution of the Calder Slots Agreement and Calder Purse Agreement, we agreed to voluntarily dismiss without prejudice the FHBPA and its individual directors and officers from this lawsuit. For additional information, please refer to Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Insurance Recoveries

On March 10, 2008, we entered into a final settlement agreement and release with our excess property insurance carriers relating to our outstanding claims from Hurricane Katrina. The agreed upon settlement amount of $17.2 million covered all outstanding property and business interruption claims. During the six months ended June 30, 2008, we received final payments totaling $17.2 million.

Settlement with EP Acquisition LLC

We have reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during the second quarter of 2008 representing a reduction to the original purchase price.

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

Legislative and Regulatory Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). On January 25, 2007, the WTO compliance panel issued its interim finding in response to a brief report submitted by the U.S. delegation to the WTO to the Chairman of the Dispute Settlement Body (the “ U.S. Report”) and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. The European Union, Canada, Japan and Australia have agreed to the compensation package, and Costa Rica settled after initially requesting arbitration. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The U.S. withdrawal will become effective once the remaining Antigua arbitration is concluded.

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

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. Under this act, the Secretary of the Treasury has issued proposed rules and regulations to implement requirements of the act. During April 2008, Representative Barney Frank (D-Mass) introduced legislation prohibiting the Secretary of the Treasury from promulgating any regulations in connection with this legislation due to the difficulty that financial institutions will have in implementing the law’s requirements. The legislation was heard before the House Financial Services Committee on June 26, 2008, but failed. At this time it is uncertain whether this legislation will receive additional hearings or be considered in future sessions of the Congress.

Florida

On January 29, 2008, Miami-Dade voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, the slot machine revenues are to be subject to a 50% tax rate.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The question of law was certified to the Florida Supreme Court, which initially accepted jurisdiction. However, after oral arguments were made on September 17, 2007, the court issued an opinion on September 27, 2007 which held the case was not properly before the Court and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. The case has not yet been scheduled for trial and we are reviewing our legal options moving forward.

Illinois

Arlington Park will continue to seek authority to conduct gaming at the racetrack. The 2008 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack.

In 2006, the Illinois General Assembly created the Horse Racing Equity Trust Fund which was funded from revenues of Illinois riverboat casinos that meet a certain revenue threshold. Sixty percent of the funds were to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% were to be distributed to racetracks (30.4% of that total for Arlington Park) and used for improving, maintaining, marketing and operating Arlington Park including backstretch services and capital improvements. The legislation expired on May 26, 2008.

The four Illinois riverboat casinos that met the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Supreme Court of Illinois rejected the claims of the casinos and ruled on June 5, 2008 that the Horse Racing Equity Trust Fund was constitutional. A petition for rehearing was filed by the plaintiffs and is expected to be heard in the fall of 2008. At this time it is too early to determine the outcome of this case.

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

Louisiana

Fair Grounds introduced legislation in the 2008 session of the Louisiana Legislature to amend its city tax on gross proceeds from slot machine gaming at the racetrack. Fair Grounds proposed a 2% local tax while it is operating in its temporary slots facility, a reduction from 4% that is currently required. In addition, Fair Grounds proposed a 4% tax when Fair Grounds operates its permanent slot facility, which is expected to be completed toward the end of 2008. Finally, Fair Grounds proposed to dedicate up to one-half of Fair Grounds’ city tax to cover the expenses of the Fair Grounds Enhanced Patrol, a security patrol for much of the surrounding neighborhoods of the racetrack. The legislation was ultimately withdrawn, and Fair Grounds is in discussions with local city leaders to introduce a substantially similar ordinance at the City level. At this time, it is too early to determine if those efforts will be successful.

Fair Grounds was recently granted six additional race days for its 2008-2009 thoroughbred racing meet. As a result, the total race days for the upcoming racing meet will be 87 days compared to 81 days during 2007-2008.

Fair Grounds will hold its inaugural quarter horse racing meet from August 20, 2008 through August 24, 2008. Under Louisiana law, a portion of the revenues generated by the slot operations will be allocated to purses for quarter horse races.

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle

The table below presents pari-mutuel financial handle data for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008		Change		Six Months Ended June 30, 2008		Change
	2008	2007	$	%	2008	2007	$	%
Churchill Downs
Total handle	$512,823	$571,167	$(58,344)	-10%	$532,375	$593,189	$(60,814)	-10%
Net pari-mutuel revenues	$37,403	$40,416	$(3,013)	-7%	$39,555	$43,152	$(3,597)	-8%
Commission %	7.3%	7.1%			7.4%	7.3%
Arlington Park
Total handle	$276,656	$274,485	$2,171	1%	$379,288	$377,146	$2,142	1%
Net pari-mutuel revenues	$24,446	$24,749	$(303)	-1%	$37,090	$36,967	$123	—
Commission %	8.8%	9.0%			9.8%	9.8%
Calder
Total handle	$131,412	$249,047	$(117,635)	-47%	$169,580	$259,625	$(90,045)	-35%
Net pari-mutuel revenues	$18,036	$25,716	$(7,680)	-30%	$20,616	$26,646	$(6,030)	-23%
Commission %	13.7%	10.3%			12.2%	10.3%
Fair Grounds
Total handle	$41,564	$45,934	$(4,370)	-10%	$342,408	$352,112	$(9,704)	-3%
Net pari-mutuel revenues	$7,553	$8,300	$(747)	-9%	$26,354	$28,767	$(2,413)	-8%
Commission %	18.2%	18.1%			7.7%	8.2%
ADW Business
Total handle	$68,799	$15,731	$53,068	F	$130,420	$15,731	$114,689	F
Net pari-mutuel revenues	$13,649	$2,912	$10,737	F	$25,930	$2,912	$23,018	F
Commission %	19.8%	18.5%			19.9%	18.5%
Eliminations
Total handle	$(27,603)	$(39,309)	$11,706	30%	$(39,096)	$(42,416)	$3,320	8%
Net pari-mutuel revenues	$(2,133)	$(2,116)	$(17)	—	$(3,372)	$(2,381)	$(991)	-42%
Total
Handle	$1,003,651	$1,117,055	$(113,404)	-10%	$1,514,975	$1,555,387	$(40,412)	-3%
Net pari-mutuel revenues	$98,954	$99,977	$(1,023)	-1%	$146,173	$136,063	$10,110	7%
Commission %	9.9%	9.0%			9.6%	8.7%

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended June 30,		Change
	2008	2007	$	%
Number of live race days	126	127	(1)	-1%
Net pari-mutuel revenues	$98,954	$99,950	$(996)	-1%
Gaming revenues	11,663	6,314	5,349	85%
Other operating revenues	68,680	63,669	5,011	8%

Total net revenues from continuing operations	$179,297	$169,933	$9,364	6%

Operating profit	51,083	48,287	2,796	6%
Operating profit margin	28%	28%
Net earnings from continuing operations	29,431	29,462	(31)	—
Diluted net earnings from continuing operations per common share	$2.10	$2.12

Our total net revenues increased $9.4 million primarily as a result of the performance of TwinSpires, our ADW business created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased revenues related to the opening in September 2007 of the temporary slot facility at Fair Grounds. These increases were partially offset by decreased revenues at Calder caused primarily by the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during the entire three months ended June 30, 2008. In addition, Calder conducted three fewer live race days during the three months ended June 30, 2008 compared to the same period of 2007. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended June 30,		Change
	2008	2007	$	%
Purse expense	$40,995	$44,982	$(3,987)	-9%
Depreciation and amortization	7,120	5,643	1,477	26%
Other operating expenses	66,554	57,952	8,602	15%
SG&A expenses	13,545	13,069	476	4%

Total	$128,214	$121,646	$6,568	5%

Percent of revenue	72%	72%

•

Other operating expenses increased during the three months ended June 30, 2008 primarily as a result of entering the ADW market with TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased operating expenses related to the operation of the temporary slot facility at Fair Grounds, which opened during September 2007.

•

Purse expenses decreased at Calder and Churchill Downs primarily as a result of reduced pari-mutuel revenues caused by the reduced distribution of their racing signals stemming from certain horsemen’s groups refusing to consent to such distribution.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended June 30,		Change
	2008	2007	$	%
Interest income	$157	$393	$(236)	-60%
Interest expense	(276)	(841)	565	67%
Equity in loss of unconsolidated investments	(1,140)	(695)	(445)	-64%
Miscellaneous, net	461	1,831	(1,370)	-75%

Other income (expense)	$(798)	$688	$(1,486)	U

Income tax provision	(20,854)	(19,513)	(1,341)	-7%
Effective tax rate	41%	40%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Miscellaneous, net income decreased during the three months ended June 30, 2008 primarily due to the recognition of a gain of $1.7 million related to the sale of a tract of land held by Arlington Park during the three months ended June 30, 2007.

•

Interest expense decreased primarily due to the partial repayment of the $55.0 million borrowed to fund the acquisition of ATAB and BRIS during 2007. Cash to repay the debt was generated by insurance recoveries and the collection of Kentucky Derby week receivables.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2008	2007	$	%
Churchill Downs	$94,914	$93,252	$1,662	2%
Arlington Park	28,408	29,018	(610)	-2%
Calder	18,680	26,818	(8,138)	-30%
Fair Grounds	11,861	12,522	(661)	-5%

Total Racing Operations	$153,863	$161,610	$(7,747)	-5%
On-line Business	15,587	3,285	12,302	F
Gaming	11,770	6,314	5,456	86%
Other Investments	723	916	(193)	-21%
Corporate Revenues	40	510	(470)	-92%
Eliminations	(2,686)	(2,702)	16	1%

	$179,297	$169,933	$9,364	6%

Significant items affecting comparability of our revenues by segment include:

•	On-line Business revenues increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•	Gaming revenues increased primarily as a result of increased revenues related to the temporary slot facility at Fair Grounds, which opened during September 2007.

•

Churchill Downs revenues increased primarily due to additional non-pari-mutuel related revenues from the Kentucky Derby and Kentucky Oaks, which was partially offset by reduced pari-mutuel revenues during the remainder of the 2008 spring racing meet caused by the fact that the Kentucky horsemen’s groups withheld their consent to send the racing signal of Churchill Downs to ADW businesses as well as Florida simulcast outlets.

•

Calder revenues decreased primarily due to the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during the entire three months ended June 30, 2008. In addition, Calder conducted three fewer live race days during the three months ended June 30, 2008 compared to the same period of 2007.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2008	2007	$	%
Racing Operations	$51,858	$54,295	$(2,437)	-4%
On-line Business	1,549	(1,501)	3,050	F
Gaming	4,739	2,801	1,938	69%
Other Investments	336	418	(82)	-20%
Corporate	(958)	(948)	(10)	-1%

Total EBITDA	$57,524	$55,065	$2,459	4%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a 4% EBITDA increase during the three months ended June 30, 2008 compared to the same period of 2007 include:

•	On-line Business EBITDA increased as we incurred start-up expenses during 2007 when ATAB and BRIS were acquired in June, and TwinSpires.com was launched in May.

•	Gaming EBITDA increased primarily due to increased revenues related to the temporary slot facility at Fair Grounds, which opened in September 2007 and currently includes 245 machines.

•

Racing Operations EBITDA decreased primarily as a result of lower pari-mutuel business at Calder and Churchill Downs of approximately $4.0 million related to the refusal by certain horsemen’s groups to grant consent to export and import certain racing signals for wagering purposes. At Arlington Park, we experienced a decline in EBITDA as a result of the recognition of $1.7 million related to the sale of a tract of land during the three months ended June 30, 2007. Partially offsetting these declines was an increase at Churchill Downs from performance of Kentucky Derby week.

•

Corporate remained consistent with prior year. The loss of revenue associated with the discontinuation of certain simulcast settlement services for third parties was completely offset by lower share-based compensation costs related to awards granted to the chief executive officer that were recognized during the three months ended June 30, 2007 in conjunction with the approval of such awards at the 2007 Annual Meeting of Shareholders.

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Number of live race days	183	187	(4)	-2%
Net pari-mutuel revenues	$146,173	$136,063	$10,110	7%
Gaming revenues	24,012	12,962	11,050	85%
Other operating revenues	74,833	68,750	6,083	9%

Total net revenues from continuing operations	$245,018	$217,775	$27,243	13%

Operating profit	53,663	34,163	19,500	57%
Operating profit margin	22%	16%
Net earnings from continuing operations	30,266	21,032	9,234	44%
Diluted net earnings from continuing operations per common share	$2.16	$1.52

Our total net revenues increased $27.2 million primarily as a result of the performance of TwinSpires, our ADW business created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased revenues related to the opening in September 2007 of the temporary slot facility at Fair Grounds. These increases were partially offset by decreased revenues at Calder caused primarily by the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during a portion of the six months ended June 30, 2008. In addition, Calder conducted three fewer live racing days during the six months ended June 30, 2008 compared to the same period of 2007.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Purse expense	$58,954	$62,123	$(3,169)	-5%
Depreciation and amortization	14,275	10,619	3,656	34%
Other operating expenses	109,624	88,760	20,864	24%
SG&A expenses	25,702	22,894	2,808	12%
Insurance recoveries	(17,200)	(784)	(16,416)	F

Total	$191,355	$183,612	$7,743	4%

Percent of revenue	78%	84%

•

Other operating expenses increased during the six months ended June 30, 2008 primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased operating expenses related to the operation of the temporary slot facility at Fair Grounds, which opened during September 2007.

•

Depreciation and amortization increased primarily as a result of experiencing a full period impact of expense related to the acquisition of ATAB and BRIS. In addition, we experienced increased depreciation and amortization related to the temporary slot facility in Louisiana.

•	The increase in SG&A expenses is primarily attributable to the acquisition of ATAB and BRIS and the launch of TwinSpires.com.

•	There was an increase in insurance recoveries related to damages sustained at Fair Grounds by Hurricane Katrina.

•

Purse expenses decreased in conjunction with lower pari-mutuel revenues experienced at Calder and Churchill Downs as a result of the refusal by certain horsemen’s groups to grant consents to export and import racing signals for wagering purposes. Increases in purse expense driven primarily by the slot operations in Louisiana partially offset these declines.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Interest income	$334	$665	$(331)	-50%
Interest expense	(1,177)	(1,131)	(46)	-4%
Equity in loss of unconsolidated investments	(1,970)	(994)	(976)	-98%
Miscellaneous, net	833	2,494	(1,661)	-67%

Other income (expense)	$(1,980)	$1,034	$(3,014)	U

Income tax provision	(21,417)	(14,165)	(7,252)	-51%
Effective tax rate	41%	40%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Miscellaneous, net income decreased during the six months ended June 30, 2008 primarily due to the recognition of a gain of $1.7 million related to the sale of a tract of land held by Arlington Park, which occurred during the six months ended June 30, 2007.

•

Equity in loss of unconsolidated investments increased during the six months ended June 30, 2008 primarily as a result of the performance of our investments in TrackNet and HRTV, which were formed during March 2007.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Churchill Downs	$97,556	$96,548	$1,008	1%
Arlington Park	41,631	42,208	(577)	-1%
Calder	21,618	28,023	(6,405)	-23%
Fair Grounds	33,134	35,583	(2,449)	-7%

Total Racing Operations	$193,939	$202,362	$(8,423)	-4%
On-line Business	29,731	3,285	26,446	F
Gaming	24,244	12,962	11,282	87%
Other Investments	1,192	1,133	59	5%
Corporate Revenues	194	1,020	(826)	-81%
Eliminations	(4,282)	(2,987)	(1,295)	-43%

	$245,018	$217,775	$27,243	13%

Significant items affecting comparability of our revenues by segment include:

•	On-line Business revenues increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•	Gaming revenues increased primarily as a result of increased revenues related to the temporary slot facility at Fair Grounds, which opened during September 2007.

•

Calder revenues decreased primarily due to the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during a portion of the six months ended June 30, 2008. In addition, Calder conducted three fewer live race days during the six months ended June 30, 2008 compared to the same period of 2007.

•

Fair Grounds revenues decreased primarily due to three fewer live racing days during the six months ended June 30, 2008 compared to the same period of 2007. Additionally, import simulcast pari-mutuel revenues have decreased, which we believe is caused by increasing competition in Louisiana created by the continued reopening of various gaming operations in the region after Hurricane Katrina.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Racing Operations	$56,462	$43,845	$12,617	29%
On-line Business	2,290	(2,193)	4,483	F
Gaming	9,451	5,645	3,806	67%
Other Investments	523	189	334	F
Corporate	(1,925)	(1,261)	(664)	-53%

Total EBITDA	$66,801	$46,225	$20,576	45%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a 45% EBITDA increase during the six months ended June 30, 2008 compared to the same period of 2007 include:

•

Racing Operations EBITDA includes the recognition of $17.2 million of insurance recoveries related to damages sustained at Fair Grounds from Hurricane Katrina during the six months ended June 30, 2008 compared to $0.8 million of insurance recoveries recognized in the same period of the prior year. The remaining decline of $3.8 million or 9% was driven primarily by lost pari-mutuel business at Calder and Churchill Downs of approximately $4.0 million related to the refusal by certain horsemen’s groups to consent to export and import racing signals for wagering purposes. In addition, Arlington Park EBITDA declined as a result of the recognition of a gain of $1.7 million related to the sale of a tract of land during the six months ended June 30, 2007. Partially offsetting these declines was an increase at Churchill Downs from the performance of Kentucky Derby week.

•	On-line Business EBITDA increased as we incurred start-up expenses during 2007 when ATAB and BRIS were acquired in June, and TwinSpires.com was launched in May.

•	Gaming EBITDA increased primarily due to increased revenues related to the temporary slot facility at Fair Grounds, which opened in September 2007 and currently includes 245 machines.

•

Corporate decreased primarily due to lost revenues associated with the discontinuation of certain simulcast settlement services for third parties. In addition, we incurred additional expenses related to our initiative to attract and retain appropriate personnel to achieve our business objectives. Partially offsetting these declines was a reduction in share-based compensation costs.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2008 and December 31, 2007 (in thousands):

			Change
	June 30, 2008	December 31, 2007	$	%
Total assets	$621,714	$624,816	$(3,102)	—
Total liabilities	$221,586	$257,258	$(35,672)	-14%
Total shareholders’ equity	$400,128	$367,558	$32,570	9%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in income taxes and accounts receivable of $13.4 million and $5.3 million, respectively. Income taxes receivable were replaced with income taxes payable consistent with the seasonality of the Company’s earnings. Accounts receivable balances decreased, and cash increased, primarily due to the collection of Churchill Downs receivables related to the spring meet, Kentucky Derby and Kentucky Oaks.

Partially offsetting these decreases were increases in plant and equipment and goodwill of $7.9 million and $7.0 million, respectively. Additions to plant and equipment primarily included spending related to the permanent slot facility and new OTBs at Fair Grounds as well as new features for our ADW business. In addition, goodwill increased due to the accrual of earn-out payments related to the acquisition of ATAB and BRIS.

•

Significant changes within total liabilities include decreases in long-term debt and deferred revenue of $58.0 million and $17.9 million, respectively. Long-term debt decreased due to payments under our bank revolver arising from cash generated by operating activities, which included collections of Kentucky Derby-related receivables and insurance recoveries. Deferred revenue decreased due to the recognition of advance billings related to the 2008 Kentucky Derby and spring meet at Churchill Downs.

Partially offsetting these decreases were increases in accounts payable and income taxes payable of $29.0 million and $5.6 million, respectively. Accounts payable increased primarily due to the commencement of the spring racing meet at Churchill Downs and additional payables associated with the operations of TwinSpires. Income taxes payable replaced income taxes receivable consistent with the seasonality of the Company’s earnings.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
Operating activities	$84,969	$52,620	$32,349	61%
Investing activities	$(19,315)	$(115,545)	$96,230	83%
Financing activities	$(62,368)	$56,651	$(119,019)	U

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

•

The decrease in cash used in investing activities is attributable primarily to a favorable comparison to 2007 related to the acquisition of the ATAB and BRIS businesses. Additions to plant and equipment during the six months ended June 30, 2008 primarily included spending related to the permanent slot facility and new OTBs at Fair Grounds as well as new features for our ADW business. During the six months ended June 30, 2007, additions to plant and equipment primarily included spending related to a polytrack racing surface and a dormitory at Arlington Park.

•

We made repayments in excess of our borrowings on our revolving loan facilities of $58.0 million during the six months ended June 30, 2008 due to the availability of cash generated by operating activities. Borrowings on our revolving loan facilities exceeded repayments by $60.1 million during the six months ended June 30, 2007, which was driven primarily by cash borrowed to fund the acquisition of ATAB and BRIS.

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

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

SFAS 141R, Business Combinations (“SFAS No. 141R”) establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on transactions recorded to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2008, we had $10.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair values and cash flows by $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2008. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Jerry Jacobs

On June 15, 2005, Jerry Jacobs, a resident of New Orleans, Louisiana filed a petition with the Civil District Court for the Parish of New Orleans, Louisiana for declaratory judgment alleging that slot machines at Fair Grounds Race Course (“Fair Grounds”) would violate the New Orleans City Charter that prohibits more than one land-based casino and that the Louisiana statute authorizing slot machines at racetracks violates the Louisiana constitution. The petition requests injunctive relief prohibiting the operation of slot machines at Fair Grounds. Churchill Downs Louisiana Horseracing Company, L.L.C., the owner of Fair Grounds, and the State of Louisiana are defendants in the action. The City of New Orleans intervened in support of the Company and the State of Louisiana. On October 30, 2006, the Civil District Court granted the Company’s motion for summary judgment and dismissed Mr. Jacobs’ petition in its entirety. On November 15, 2006, Mr. Jacobs appealed the Civil District Court’s dismissal to the Court of Appeal for the Fourth Circuit of the State of Louisiana. The trial court decision was affirmed by the Court of Appeals in the Company’s favor on February 27, 2008. Mr. Jacobs filed a writ application with the Louisiana Supreme Court on March 26, 2008 requesting reconsideration of the appellate court’s decision. The Company filed its motion in opposition on April 8, 2008. On May 16, 2008, the Louisiana Supreme Court denied Mr. Jacobs’ writ application.

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et. al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the FHBPA alleging that the THG, the FHBPA and various other state horsemen associations

(collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the KHBPA, the Kentucky Thoroughbred Association and certain of individuals to the THG Lawsuit. On July 28, 2008, the THG, the KTA and the KHBPA filed separated motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim. The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs’ and that the Company was retaliatory against the KHBPA for exercising its consent right under the IHA when the Company reduced purses by 20% at Churchill Downs.

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

THG is an alliance of approximately seventeen Horsemen’s Groups covering over 45 racetracks, including the Company’s Fair Grounds, Churchill Downs and Calder racetracks. Certain Horsemen’s Groups have appointed the THG as their agent for the purpose of negotiating agreements with the Company relating to revenue sharing on ADW pari-mutuel activity in an amount equal to one-third of the gross wagering takeout by the ADW business, a level that is significantly in excess of current sharing. Pending the resolution of this demand, certain of the Horsemen’s Groups, including the FHBPA and the KHBPA, are withholding their consent under the IHA to export the racing signals of the Company’s racetracks to certain OTB systems, including TwinSpires.com.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations (the “Purse Agreement”) and slot machines (the “Slots Agreement”) at Calder. In connection with these agreements, the Company and its affiliates have agreed to voluntarily dismiss, without prejudice, claims against the FHBPA and certain of its directors and officers (the “FHBPA Defendants”) in the THG Lawsuit. These agreements allowed the Company to resume distributing its signal from Calder to the simulcast network around the country, including to OTB facilities and racetracks (excluding national ADW businesses), beginning with races on July 10, 2008. In addition, certain out-of-state horsemen’s groups that previously withheld the consents required under the IHA to send certain racetracks’ signals to Calder for wagering have now granted those consents. The Purse Agreement and the Slots Agreement initially included provisions that could lead to the termination of those agreements if the agreement with the Florida Thoroughbred Breeders and Owners Association for the sharing of slots revenue is not reached by August 6, 2008; however, on July 31, 2008, Calder and the FHBPA agreed to amend each of the Purse Agreement and Slots Agreement to extend such deadline to August 31, 2008.

Following dismissal of the THG Lawsuit against the FHBPA Defendants, the Company intends to continue to pursue the THG Lawsuit against the remaining defendants, including the THG.

The Purse Agreement became effective on July 7, 2008. Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally will make payments to the horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations. In the event that the Company refiles the claims underlying the THG Lawsuit against the FHBPA Defendants, the Purse Agreement will become null and void.

The Company and the FHBPA are continuing to work toward an agreement resolving their remaining outstanding issue, which concerns signal distribution to national ADW businesses. While the Company and the FHBPA work toward a resolution of this issue, the Company will not receive revenues from the distribution of Calder’s signal to national ADW businesses, including the Company’s ADW business, TwinSpires, for the purpose of accepting wagers. In addition, negotiations have taken place with the two Horsemen’s Groups in Kentucky concerning the export of racing signals from Churchill Downs to national ADW businesses, including TwinSpires.

As a result of the dispute, the racing signals of Calder and Churchill Downs were not exported to national ADW businesses during the second quarter of 2008. Calder’s racing signal is currently not being exported to national ADW businesses. While the local Horsemen’s Groups have not withheld consents for the import or export of racing signals to and from Arlington Park and Fair Grounds, there can be no assurance that the local Horsemen’s Groups will continue to consent. Further, there is no assurance that the local Horsemen’s Groups in those states will consent to the export of Churchill Downs’ racing signal to national ADW businesses for its fall meet of 2008.

The outcome of the THG Lawsuit cannot be determined at this time. There can be no assurance that the Company will be successful in causing the activities by the THG and the Horsemen’s Groups which are described in the THG Lawsuit to be terminated or that the THG Lawsuit will result in money damages in favor of the Company sufficient to compensate the Company for losses it suffers. There also can be no assurance that the Company will not be subject to damages in connection with the counterclaim brought by the KHBPA. Finally, there can be no assurance that the Company will reach resolution over its dispute with the Horsemen’s Groups over their withholding consent under the IHA in connection with the import or export of racing signals to or from Calder and Churchill Downs. In the event these matters cannot be resolved in a satisfactory manner, the Company may suffer loss and its business, financial condition and results of operations could be materially and adversely impacted.

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

We Depend On Agreements With Our Horsemen

As a result of the actions of the THG and the Horsemen’s Groups, the Company’s business, financial condition and results of operations have been materially and adversely impacted. During the second quarter of 2008, the Company did not receive revenues derived from (i) the export of racing signals from Calder to OTB Systems outside the State of Florida (other than an OTB System in New York) or (ii) the import of racing signals to Calder’s OTB System from Beulah Park and River Downs (Ohio), Churchill Downs (Kentucky), Delaware Park (Delaware), Pimlico (Maryland), Colonial Downs (Virginia), Presque Isle (Pennsylvania) and Lone Star Park (Texas). Further, the Company did not receive revenues (other than with respect to the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races) derived from the export of racing signals from Churchill Downs to the Company’s ADW business, TwinSpires, and to certain other OTB Systems. Additionally, the Company generated reduced revenues through TwinSpires as a result of the inability to accept wagers on races run at Churchill Downs and Calder racetracks and other racetracks where a Horsemen’s Group withheld consent. During the pendency of the dispute with the Horsemen’s Groups, the Company experienced generalized decreases in live attendance at its racetracks and reduced traffic on TwinSpires due to the more limited racing content and wagering opportunities available to customers. On April 22, 2008, the Company announced that it was reducing overnight purses at Calder by 30%, effective April 27, 2008. On May 9, 2008, the Company announced that it was reducing overnight purses at Churchill Downs by 20%, effective May 14, 2008, and reducing purses for eight stakes races, including six races in its Summit of Speed Card at Calder. Such reductions negatively impact the Company’s ability to continue to attract high quality thoroughbreds to its racetracks. Although the Horsemen’s Group in Illinois has not joined the THG or threatened to withhold its consent or otherwise sought to re-negotiate contractual terms with the Company with respect to the Company’s racetrack at Arlington Park, there can be no assurance that it will not do so. In addition, the Louisiana Horsemen’s Benevolent and Protective Association, Inc. (the “Louisiana HBPA”) is a member of the THG. The Louisiana HBPA has not indicated whether it will give its consent for Fair Grounds to export its racing signal to national ADW businesses for its racing meet, which commences on November 14, 2008. At this time, it is not clear if or when the Company will receive consent to export its racetracks’ racing signals to ADW businesses. At this time, the Company cannot predict the outcome of the THG Lawsuit or of the timing or manner in which the dispute with the Horsemen’s Groups may be resolved.

During the second quarter of 2008, the Company’s ADW business, TwinSpires, was also materially and adversely impacted by the actions of the THG and the Horsemen’s Groups. As a result of those actions, TwinSpires was not able to accept wagers on the racing signals of Calder, Churchill Downs, Louisiana Downs, River Downs, Thistledown, Retama Park, Presque Isle Downs, Sam Houston Race Park and Lone Star Park. However, beginning July 24, 2008, we began accepting wagers on Louisiana Downs. If other Horsemen’s Groups do not consent to the export of other racetracks’ racing signals, TwinsSpires will not be able to accept wagers on those racetracks’ racing signals. This inability could have a material, adverse impact on the Company’s business, financial condition and results of operation. At this time, we cannot predict the impact of this ongoing dispute on the Company’s ADW business.

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana. These agreements provide that we must receive the consent of the horsemen’s groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their horsemen’s groups typically provide that those racetracks must receive consent from the horsemen’s groups before we can accept wagers on their races. Further, Florida law requires Calder to have an agreement with the FHBPA governing the payment of purses on live thoroughbred races conducted at Calder and an agreement with the FTBOA governing the payment of breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming. We have entered into the Calder Slots Agreement with the FHBPA but have not reached an agreement with the FTBOA for the sharing of slots revenue at Calder. Negotiations are on-going, but there is no guarantee that we will be able to negotiate a satisfactory agreement. The Calder Slots Agreement and the Calder Purse Agreement initially included provisions that could lead to the termination of those agreements if agreement with the FTBOA for the sharing of slots revenue at Calder is not reached by August 6, 2008; however, Calder and the FHBPA agreed on July 31, 2008 to amend each of the Calder Slots Agreement and Calder Purse Agreement to extend that deadline to August 31, 2008.

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

The registrant’s 2008 Annual Meeting of Shareholders (“Annual Meeting) was held on June 19, 2008. Proxies were solicited by the registrant’s Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition of the Board’s nominees in the proxy statement, and all nominees were elected by the shareholders. Voting results for each nominee were as follows:

Class III Directors	Votes For	Votes Withheld
Robert L. Fealy	9,752,942	1,853,796
Daniel P. Harrington	10,036,532	1,570,206
Carl F. Pollard	9,488,420	2,118,318
Darrell R. Wells	10,048,392	1,558,346

At the Annual Meeting, shareholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2008. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
11,354,741	232,347	19,648	0

At the Annual Meeting, shareholders approved a proposal to approve material terms of the performance goals and maximum awards payable as established by the special Subcommittee of the Compensation Committee of the Board of Directors for the payment of compensation to Robert L. Evans, William C. Carstanjen, William E. Mudd, Vernon D. Niven III and Steven P. Sexton under the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997). The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
8,171,934	434,358	450,917	2,549,528

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 5, 2008	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2008	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Transition and Separation Agreement dated as of April 7, 2008 between Churchill Downs Incorporated and C. Kenneth Dunn	Exhibit 10.1 to Report on Form 8-K dated April 9, 2008

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2008

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended June 30, 2008

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended June 30, 2008