Form 10-Q
period 2008-09-30
CHURCHILL DOWNS INC
filed 2008-11-05
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at October 30, 2008 was 13,682,124 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,314	$15,345
Restricted cash	14,670	11,295
Accounts receivable, net of allowance for doubtful accounts of $1,501 at September 30, 2008 and $1,358 at December 31, 2007	26,493	46,335
Deferred income taxes	6,352	6,497
Income taxes receivable	2,370	13,414
Other current assets	11,738	10,396

Total current assets	74,937	103,282
Property and equipment, net	371,372	357,986
Goodwill	115,349	108,349
Other intangible assets, net	33,659	39,087
Other assets	13,829	16,112

Total assets	$609,146	$624,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,151	$32,032
Purses payable	12,876	12,816
Accrued expenses	46,545	43,788
Dividends payable	—	6,750
Deferred revenue	7,947	25,455

Total current liabilities	101,519	120,841
Long-term debt	36,000	67,989
Convertible note payable, related party	14,550	14,234
Other liabilities	20,605	20,452
Deferred revenue	18,296	19,680
Deferred income taxes	14,266	14,062

Total liabilities	205,236	257,258
Commitments and contingencies
Shareholders’ equity:
Preferred stock; no par value; 250 shares authorized; no shares issued	—	—
Common stock; no par value; 50,000 shares authorized; 13,682 shares issued September 30, 2008 and 13,672 shares issued December 31, 2007	141,491	137,761
Retained earnings	262,419	229,797

Total shareholders’ equity	403,910	367,558

Total liabilities and shareholders’ equity	$609,146	$624,816

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and nine months ended September 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$99,603	$103,905	$344,621	$321,680
Operating expenses	83,302	86,264	266,155	247,766
Selling, general and administrative expenses	12,006	13,009	37,708	35,903
Insurance recoveries	—	—	(17,200)	(784)

Operating profit	4,295	4,632	57,958	38,795
Other income (expense):
Interest income	144	163	478	828
Interest expense	(362)	(1,123)	(1,539)	(2,254)
Equity in loss of unconsolidated investments	(670)	(1,278)	(2,640)	(2,271)
Miscellaneous, net	292	484	1,125	2,977

	(596)	(1,754)	(2,576)	(720)

Earnings from continuing operations before provision for income taxes	3,699	2,878	55,382	38,075
Provision for income taxes	(1,351)	(1,741)	(22,768)	(15,906)

Net earnings from continuing operations	2,348	1,137	32,614	22,169
Discontinued operations, net of income taxes:
Earnings (loss) from operations	120	(319)	8	(41)
(Loss) on sale of business	—	—	—	(182)

Net earnings	$2,468	$818	$32,622	$21,946

Net earnings (loss) per common share:
Basic
Net earnings from continuing operations	$0.17	$0.08	$2.33	$1.60
Discontinued operations	0.01	(0.02)	—	(0.02)

Net earnings	$0.18	$0.06	$2.33	$1.58

Diluted
Net earnings from continuing operations	$0.17	$0.08	$2.33	$1.59
Discontinued operations	0.01	(0.02)	—	(0.01)

Net earnings	$0.18	$0.06	$2.33	$1.58

Weighted average shares outstanding
Basic	13,549	13,509	13,534	13,436
Diluted	14,025	14,038	14,016	13,937

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$32,622	$21,946
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,446	16,759
Loss on sale of business	—	297
Equity in loss of unconsolidated investments	2,640	2,271
Share-based compensation	3,344	4,669
Loss (gain) on asset disposition	63	(1,763)
Other	(154)	194
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(1,962)	2,993
Accounts receivable	5,716	3,450
Other current assets	(2,065)	(1,035)
Accounts payable	5,071	2,382
Purses payable	60	(429)
Accrued expenses	(938)	(1,836)
Deferred revenue	(4,767)	(5,238)
Income taxes receivable and payable	11,049	6,188
Other assets and liabilities	2,517	4,493

Net cash provided by operating activities	74,642	55,341
Cash flows from investing activities:
Additions to property and equipment	(28,562)	(37,548)
Acquisitions of businesses	—	(79,338)
Contingency payment for acquisition of business	(3,500)	—
Proceeds from the sale of business, net of cash sold	—	(8,897)
Purchases of investments	(2,609)	(1,480)
Proceeds on sale of property and equipment	—	2,975
Change in deposit wagering asset	(690)	(3,027)

Net cash used in investing activities	(35,361)	(127,315)
Cash flows from financing activities;
Borrowings on bank line of credit	235,853	250,765
Repayments on bank line of credit	(267,843)	(190,566)
Change in book overdraft	(3,401)	2,670
Windfall tax benefit from share-based compensation	19	509
Payment of dividends	(6,750)	(6,670)
Common stock issued	448	3,140
Repurchase of common stock	(82)	—
Change in deposit wagering liability	444	(347)

Net cash (used in) provided by financing activities	(41,312)	59,501

Net decrease in cash and cash equivalents	(2,031)	(12,473)
Cash and cash equivalents, beginning of period	15,345	28,072

Cash and cash equivalents, end of period	$13,314	$15,599

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,674	$1,177
Income taxes	11,645	8,819
Schedule for non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	—	$14
Assignment of notes receivable	—	4,000
Issuance of common stock with restricted stock plan	$30	8,278
Assets acquired and liabilities assumed in acquisitions of businesses:
Accounts receivable, net	—	$4,164
Other current assets	—	152
Other non-current assets	—	5
Property and equipment	$3,500	848
Goodwill	—	53,506
Other intangible assets	—	25,000
Accounts payable	—	4,144
Accrued expenses	3,500	162
Deferred revenue	—	31

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 119 live racing days during the third quarter of 2008, which compares to 121 live racing days conducted during the third quarter of 2007. For the nine months ended September 30, 2008, the Company conducted 302 live racing days, which compares to 308 live racing days conducted during the nine months ended September 30, 2007.

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

The Slots Agreement will become effective on the day the slot machine facility at Calder opens to the general public for slot machine wagering (the date of “First Coin Drop”) and will expire on the tenth anniversary of the first December 31st after the date of First Coin Drop, subject to automatic five-year renewal periods. Under the Slots Agreement, Calder will contribute certain sums of slot machine revenue to supplement thoroughbred racing purses at Calder. During the first four years of the Slots Agreement, the Company will supplement purses for thoroughbred horse races conducted at Calder at a minimum of $14.4 million in the aggregate depending on the date of the First Coin Drop. Thereafter, Calder will supplement purses by 6.75% of slot machine revenue annually for the remainder of the initial term of the Slots Agreement. The Slots Agreement also requires that Calder and the Company’s

Tropical Park racing meet at Calder, collectively, conduct live thoroughbred horse racing on no fewer than 150 days per full calendar year during the term of the Slots Agreement, which requirement is generally contingent upon the existence of a current, executed purse agreement as of March 15 of each such calendar year.

The Calder Slots Agreement and the Calder Purse Agreement initially included provisions that could lead to the termination of those agreements if agreement with the Florida Thoroughbred Breeders and Owners Association (the “FTBOA”) for the sharing of slots revenue at Calder was not reached by August 6, 2008; however, Calder and the FHBPA agreed on July 31, 2008 to amend each of the Calder Slots Agreement and Calder Purse Agreement to extend that deadline to August 31, 2008 and then a second time to extend such deadline to September 10, 2008. Calder and the FTBOA reached agreement (the “Breeders Agreement”) for the sharing of slots revenue on September 10, 2008. Under the Breeders Agreement, Calder will supplement the payment of thoroughbred breeders stallion and special racing awards in an amount equal to 0.75% of slot machine revenue annually. The Breeders Agreement will be effective on the date of the First Coin Drop and will expire on the tenth anniversary of the first December 31st after the First Coin Drop subject to five-year renewal periods at the election of the FTBOA.

NOTE 3 — HOOSIER PARK CONTINGENT CONSIDERATION

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of the Company’s interest in Hoosier Park includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million once slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of September 30, 2008, management has determined that collectibility of amounts due is not reasonably assured and therefore has not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

NOTE 4 — ACQUISITIONS AND NEW VENTURES

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million, which is based upon the financial performance of the operations of the ADW business during the five years ended June 30, 2012. During the first quarter of 2008, the Company determined that defined financial performance conditions would be achieved at some point prior to June 30, 2012 and therefore, accrued the entire earn-out payment of $7.0 million as a current liability with a corresponding increase to goodwill. During the quarter ended September 30, 2008, the Company paid $3.5 million of the earn-out payment. The transaction includes the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company has also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel wagering industry. During the fourth quarter of 2007, the Company merged the ATAB ADW business with TwinSpires, an internally developed ADW business, thereby establishing a single ADW brand.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations, net earnings from continuing operations, and net earnings from continuing operations per common share as if the Company had consummated the acquisitions of ATAB and BRIS as of the beginning of the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of ATAB and BRIS been consummated at the beginning of the period.

Nine Months Ended September 30, 2007
Net revenues from continuing operations	$347,458
Net earnings from continuing operations	$23,780
Net earnings from continuing operations per common share:
Basic	$1.71
Diluted	$1.71
Shares used in computing earnings from continuing operations per common share:
Basic	13,436
Diluted	13,937

NOTE 5 — INSURANCE RECOVERIES

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. During the nine months ended September 30, 2008, the Company received $17.2 million of insurance recoveries related to a claim for this damage. This represented the final payments of all outstanding property and business interruption claims related to this damage. As a result, $17.2 million of insurance recoveries were included in the Company’s Condensed Consolidated Statement of Net Earnings for the nine months ended September 30, 2008.

NOTE 6 — SETTLEMENT WITH EP ACQUISITION, LLC

The Company has reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during the second quarter of 2008 representing a reduction to the original sales proceeds. This reduction to the original purchase price was included in discontinued operations of the Company’s Consolidated Statement of Net Earnings for the year ended December 31, 2007.

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

During the first quarter subsequent to each year during the term of each of the Company LTIP and the TwinSpires LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. During the three months ended September 30, 2008, the Company determined that it was unlikely that it would incur any obligations related to 2008 performance based on the Company’s results of operations and reversed $1.0 million of compensation expense related to both LTIP plans that was previously recognized during 2008.

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

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2, Partial Deferral of the Effective Date of SFAS No. 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis, to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position and results of operations.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $14.7 million of the Company’s restricted cash at September 30, 2008, a portion of which is held in interest bearing accounts, which qualifies for Level 1 in the fair value hierarchy described above. The Company also had $13.3 million of cash and cash equivalents, which qualifies for Level 1 in the fair value hierarchy above. The Company currently has no other financial instruments subject to fair value measurement on a recurring basis.

NOTE 10 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$2,348	$1,137	$32,614	$22,169
Net earnings from continuing operations allocated to participating securities	(76)	(37)	(1,055)	(722)

Numerator for basic net earnings from continuing operations per common share	$2,272	$1,100	$31,559	$21,447

Numerator for basic net earnings per common share:
Net earnings	$2,468	$818	$32,622	$21,946
Net earnings allocated to participating securities	(79)	(27)	(1,055)	(715)

Numerator for basic net earnings per common share	$2,389	$791	$31,567	$21,231

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$2,348	$1,137	$32,614	$22,169
Discontinued operations, net of income taxes	120	(319)	8	(223)

Net earnings	$2,468	$818	$32,622	$21,946

Denominator for net earnings per common share:
Basic	13,549	13,509	13,534	13,436
Plus dilutive effect of stock options	23	76	29	48
Plus dilutive effect of convertible note	453	453	453	453

Diluted	14,025	14,038	14,016	13,937

Earnings per common share:
Basic
Net earnings from continuing operations	$0.17	$0.08	$2.33	$1.60
Discontinued operations	0.01	(0.02)	—	(0.02)

Net earnings	$0.18	$0.06	$2.33	$1.58

Diluted
Net earnings from continuing operations	$0.17	$0.08	$2.33	$1.59
Discontinued operations	0.01	(0.02)	—	(0.01)

Net earnings	$0.18	$0.06	$2.33	$1.58

Options to purchase approximately 80 thousand and 40 thousand shares for the three and nine months ended September 30, 2008, respectively, and options to purchase six thousand and two thousand shares for the three and nine months ended September 30, 2007, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 11 — SEGMENT INFORMATION

During the second quarter of 2008, the Company implemented a business realignment that more properly considers recent growth and changes in its businesses. As a result of this realignment, the Company redefined its business segments. All prior period segment information has been reclassified to conform to the current period’s presentation. The Company has determined that it currently operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack (“Churchill Downs”), Calder, Arlington Park and its ten OTBs and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its ten OTBs; (2) On-line Business, which includes TwinSpires, our ADW business, and BRIS as well as the Company’s equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

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

The table below presents information about reported segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues from external customers:
Churchill Downs	$5,620	$7,271	$101,750	$102,117
Arlington Park	36,681	38,100	77,450	80,052
Calder	24,500	33,046	45,918	60,879
Fair Grounds	7,049	8,702	39,299	44,053

Total Racing Operations	73,850	87,119	264,417	287,101
On-line Business	13,065	8,935	42,796	12,220
Gaming	11,551	6,312	35,795	19,274
Other Investments	808	928	1,090	1,406
Corporate	329	611	523	1,631

Net revenues from continuing operations	99,603	103,905	344,621	321,632
Discontinued operations	—	—	—	7,837

Net revenues	$99,603	$103,905	$344,621	$329,469

Intercompany net revenues:
Churchill Downs	$197	$339	$1,623	$2,041
Arlington Park	782	551	1,644	807
Calder	393	293	593	483
Fair Grounds	49	6	933	238

Total Racing Operations	1,421	1,189	4,793	3,569
Other Investments	360	351	1,270	1,006
Eliminations	(1,781)	(1,540)	(6,063)	(4,527)

Net revenues from continuing operations	—	—	—	48
Discontinued operations	—	—	—	(48)

	$—	$—	$—	$—

Segment EBITDA and net earnings:
Racing Operations	$4,686	$7,733	$61,148	$51,578
On-line Business	2,136	724	4,426	(1,469)
Gaming	4,377	1,888	13,828	7,533
Other Investments	550	17	1,073	206
Corporate	(661)	(383)	(2,586)	(1,644)

Total EBITDA	11,088	9,979	77,889	56,204
Eliminations	—	—	—	56
Depreciation and amortization	(7,171)	(6,141)	(21,446)	(16,759)
Interest income (expense), net	(218)	(960)	(1,061)	(1,426)
Provision for income taxes	(1,351)	(1,741)	(22,768)	(15,906)

Net earnings from continuing operations	2,348	1,137	32,614	22,169
Discontinued operations, net of income taxes	120	(319)	8	(223)

Net earnings	$2,468	$818	$32,622	$21,946

The table below presents information about equity in losses of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
On-line Business	$(605)	$(649)	$(2,112)	$(1,200)
Other Investments	(65)	(629)	(528)	(1,071)

	$(670)	$(1,278)	$(2,640)	$(2,271)

The table below presents total asset information for reported segments (in thousands):

	September 30, 2008	December 31, 2007
Total assets:
Racing Operations	$598,748	$623,601
On-line Business	92,573	85,637
Gaming	55,521	31,831
Other Investments	342,232	154,102

	$1,089,074	$895,171
Eliminations	(479,928)	(270,355)

	$609,146	$624,816

The table below presents total goodwill information for reported segments (in thousands):

	September 30, 2008	December 31, 2007
Goodwill:
Racing Operations	$50,400	$50,400
On-line Business	60,563	53,563
Gaming	3,127	3,127
Other Investments	1,259	1,259

	$115,349	$108,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Nine Months Ended September 30,
	2008	2007
Capital expenditure, net:
Racing Operations	$8,570	$29,036
On-line Business	3,244	855
Gaming	16,606	6,214
Other Investments	142	1,216
Discontinued operations	—	227

	$28,562	$37,548

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

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our permanent slot facility in Louisiana and permanent slot facility in Florida; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation, including the outcome of any counter-suits or claims arising in connection with a pending lawsuit in federal court in the Western District of Kentucky styled Churchill Downs Incorporated, et al v. Thoroughbred Horsemen’s Group, LLC, Case #08-CV-225-S; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

We operate Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, which has conducted thoroughbred racing since 1875 and is internationally known as the home of the Kentucky Derby. We also own and operate Arlington Park, a thoroughbred racing operation in Arlington Heights, Illinois; Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; Fair Grounds Race Course (“Fair Grounds”) and Slots, a thoroughbred racing operation in New Orleans, Louisiana, which also owns and operates 250 slot machines; and Video Services Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana. We conduct simulcast wagering on horse racing at 21 simulcast wagering facilities in Kentucky, Illinois and Louisiana, as well as at our four racetracks.

During the fourth quarter of 2008, we expect to open the permanent slot facility at Fair Grounds and close the temporary slot facility, which has been in use since September 2007. The new facility will initially include approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

During the third quarter, the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken during the third quarter and contributed to a decline in our pari-mutuel handle of 12% during the three months ended September 30, 2008 compared to the same period of 2007. Total handle for the pari-mutuel industry, as published by the National Thoroughbred Racing Association, declined 10% during the three months ended September 30, 2008 compared to the same period of 2007. Disputes with horsemen regarding purse levels related to slot and ADW revenues have limited our racing signal distribution and contributed to the decline in our pari-mutuel handle. We anticipate that discretionary spending will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2008, there is $75.2 million of borrowing capacity under our revolving loan facility, which matures September 2010. To date, we have not experienced any limitations in our ability to access these sources of liquidity.

During the second quarter of 2008, we implemented a business realignment that more properly considers recent growth and changes in our businesses. As a result of this realignment, we redefined our business segments into the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its ten off-track betting facilities (“OTB”) and Fair Grounds and its ten OTBs; (2) On-line Business, which includes TwinSpires, our advance deposit wagering (“ADW”) business, and BRIS as well as our equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including Churchill Downs Simulcast Productions and our other minor investments. We use revenues and EBITDA as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we are required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

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

Recent Developments

Hurricane Gustav

During the three months ended September 30, 2008, we experienced disruption at our Fair Grounds facilities from Hurricane Gustav which required the closure of our OTBs for up to nine days and negatively impacted our results of operations. We have not filed any claims with our insurance carriers nor were any assets impaired as a result of property damages.

Hoosier Park Contingent Consideration

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of our interest in Hoosier Park includes a contingent consideration provision whereby we are entitled to payments of up to $15 million once slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of September 30, 2008, we have determined that collectibility of amounts due is not reasonably assured and therefore we have not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

Horsemen’s Consent to Distribute Racing Signals

The Thoroughbred Horsemen’s Group LLC (the “THG”), an alliance of approximately nineteen horsemen’s groups covering over 45 racetracks, including Fair Grounds, Arlington Park, Churchill Downs and Calder, has been appointed an agent on behalf of such horsemen’s groups for the purpose of negotiating agreements with the Company related to sharing revenues on ADW as well as other activities. The THG has previously expressed interest in negotiating an agreement with the Company and its ADW business, TwinSpires, to provide approximately one-third of gross ADW wagering commissions to horsemen’s groups that they represent, which is significantly higher than amounts returned to horsemen’s groups currently. During the nine months ended September 30, 2008, we returned 9.1%, in total, of our On-line Business handle to the horsemen and hosting racetracks.

As a result of THG’s position, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) and the Kentucky Thoroughbred Association, Inc. (the “KTA”) withheld their consent under the Interstate Horseracing Act of 1978 (the “IHA”) for the exporting of racing signals from Churchill Downs and Calder to national ADW businesses, including TwinSpires. Until July 7, 2008, when an agreement was reached between Calder and the FHBPA for the sharing of revenues generated from slot machines at Calder (the “Calder Slots Agreement”) and for purse contributions (the “Calder Purse Agreement”), horsemen’s groups in Kentucky, Ohio, Maryland, Pennsylvania, Texas and Delaware withheld their consents under the IHA to import or export (as applicable) racing signals to or from Calder. As a result, beginning with the commencement of the Calder racing meet on April 21, 2008 until July 10, 2008, no export of racing signals was made from Calder to simulcasting outlets outside the state of Florida, except to off-track betting facilities (“OTB”) located in New York. Calder continues to be precluded from exporting racing signals to any ADW business except for the New York Racing Association’s ADW business, which operates on a limited basis outside the State of New York, notwithstanding the execution of the Calder Slots Agreement and Calder Purse Agreement. In addition, beginning with the commencement of the Churchill Downs racing meet on April 26, 2008 until the conclusion of its racing meet on July 6, 2008, no export of racing signals was made from Churchill Downs to any ADW business or Calder (which includes the state of Florida). However, Kentucky horsemen’s groups did consent to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Classic races on May 2 and May 3, 2008 to ADW businesses. In connection with these matters, we filed suit against the THG and FHBPA in the Western District of Kentucky on April 24, 2008. We amended our complaint to add the KHBPA, KTA and certain individuals to the lawsuit in 2008. In connection with the execution of the Calder Slots Agreement and Calder Purse Agreement, we voluntarily dismissed without prejudice the FHBPA and its individual directors and officers from this lawsuit. On September 10, 2008, Calder entered into an agreement with the Florida Thoroughbred Owners and Breeders Association (the “FTBOA”) for the sharing of slots revenues with the FTBOA, and we agreed to dismiss with prejudice the FHBPA and its individual directors and officers from this lawsuit. For additional information, please refer to Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q. As of November 4, 2008, the following horsemen groups have withheld consent for the following racetracks’ content to be distributed through TwinSpires:

Ohio HBPA (Beulah, River, Thistledown)

Oklahoma HBPA (Remington Park, Blue Ribbon)

Pennsylvania HBPA (Presque Isle Downs)

Kentucky HBPA (Churchill Downs)

Florida HBPA (Calder Race Course)

Texas Horsemen’s Partnership (Retama, Sam Houston, Lone Star)

Louisiana HBPA (Louisiana Downs)

Insurance Recoveries

On March 10, 2008, we entered into a final settlement agreement and release with our excess property insurance carriers relating to our outstanding claims from Hurricane Katrina. The agreed upon settlement amount of $17.2 million covered all outstanding property and business interruption claims. During the nine months ended September 30, 2008, we received final payments totaling $17.2 million.

Settlement with EP Acquisition LLC

We have reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during the second quarter of 2008 representing a reduction to the original purchase price.

Racing World Limited

Racing World Limited, a venture formed April 6, 2006 between RWHC, LLC, a wholly-owned subsidiary of Churchill Downs Incorporated, Magna Entertainment Corporation (“MEC”) and Racing UK Limited, ceased operations on April 30, 2008. As of April 30, 2008, Churchill Downs Incorporated and MEC each regained their in-home video and wagering rights for distribution in the United Kingdom. The parties have mutually agreed to dissolve the venture as a result of lower than expected handle in the United Kingdom.

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

The four Illinois riverboat casinos that met the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Supreme Court of Illinois rejected the claims of the casinos and ruled on June 5, 2008 that the Horse Racing Equity Trust Fund was constitutional. A petition for rehearing filed by the plaintiffs was rejected by the Illinois Supreme Court on September 22, 2008. The plaintiff riverboats filed a motion for a stay of the Illinois Supreme Court on October 9, 2008 citing their intent to file a petition for certiorari to the United States Supreme Court. At this time it is too early to determine whether the stay will be granted by the Illinois Supreme Court or whether the United States Supreme Court will grant certiorari.

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

On July 24, 2008, Governor Beshear created the Task Force on the Future of Horse Racing and charged the panel to study the economic soundness of the industry, the effectiveness and quality of drug testing, the oversight role of the Kentucky Horse Racing Commission and the adequacy of state laws and regulations. Recommendations of the panel are expected by December 1, 2008 and will most likely involve a comprehensive legislative package outlining safety initiatives, funding for the racing authority and alternative gaming options.

Louisiana

Fair Grounds introduced legislation in the 2008 session of the Louisiana Legislature to amend its city tax on gross proceeds from slot machine gaming at the racetrack. Fair Grounds proposed a 2% local tax while it is operating in its temporary slots facility, a reduction from 4% that is currently required. In addition, Fair Grounds proposed a 4% tax when Fair Grounds operates its permanent slot facility, which is expected to open on November 14, 2008. Finally, Fair Grounds proposed to dedicate up to one-half of Fair Grounds’ city tax to cover the expenses of the Fair Grounds Enhanced Patrol, a security patrol for much of the surrounding neighborhoods of the racetrack. The legislation was ultimately withdrawn, and Fair Grounds is in discussions with local city leaders to introduce a substantially similar ordinance at the city level. At this time, it is too early to determine if those efforts will be successful.

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle

The table below presents pari-mutuel financial handle data for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Churchill Downs
Total handle	$54,569	$68,321	$(13,752)	-20%	$586,944	$661,510	$(74,566)	-11%
Net pari-mutuel revenues	$3,918	$5,331	$(1,413)	-27%	$43,473	$48,483	$(5,010)	-10%
Commission %	7.2%	7.8%			7.4%	7.3%

Arlington Park
Total handle	$360,861	$382,347	$(21,486)	-6%	$740,149	$759,493	$(19,344)	-3%
Net pari-mutuel revenues	$30,329	$31,349	$(1,020)	-3%	$67,419	$68,316	$(897)	-1%
Commission %	8.4%	8.2%			9.1%	9.0%

Calder
Total handle	$227,910	$313,863	$(85,953)	-27%	$397,490	$573,488	$(175,998)	-31%
Net pari-mutuel revenues	$23,970	$32,184	$(8,214)	-26%	$44,586	$58,830	$(14,244)	-24%
Commission %	10.5%	10.3%			11.2%	10.3%

Fair Grounds
Total handle	$34,202	$42,266	$(8,064)	-19%	$376,610	$394,378	$(17,768)	-5%
Net pari-mutuel revenues	$6,044	$7,654	$(1,610)	-21%	$32,398	$36,421	$(4,023)	-11%
Commission %	17.7%	18.1%			8.6%	9.2%

On-line Business
Total handle	$56,098	$34,647	$21,451	62%	$186,518	$49,341	$137,177	F
Net pari-mutuel revenues	$11,198	$7,151	$4,047	57%	$37,128	$10,063	$27,065	F
Commission %	20.0%	20.6%			19.9%	20.4%

Eliminations
Total handle	$(21,347)	$(30,215)	$8,868	29%	$(60,443)	$(72,631)	$12,188	17%
Net pari-mutuel revenues	$(1,419)	$(1,189)	$(230)	-19%	$(4,791)	$(3,570)	$(1,221)	-34%

Total
Handle	$712,293	$811,229	$(98,936)	-12%	$2,227,268	$2,365,579	$(138,311)	-6%
Net pari-mutuel revenues	$74,040	$82,480	$(8,440)	-10%	$220,213	$218,543	$1,670	1%
Commission %	10.4%	10.2%			9.9%	9.2%

NM: Not meaningful                                U: <100% unfavorable                                F: >100% favorable

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended September 30,		Change
	2008	2007	$	%
Number of thoroughbred live race days	119	121	(2)	-2%
Net pari-mutuel revenues	$74,040	$82,480	$(8,440)	-10%
Gaming revenues	11,427	6,309	5,118	81%
Other operating revenues	14,136	15,116	(980)	-6%

Total net revenues from continuing operations	$99,603	$103,905	$(4,302)	-4%

Operating profit	4,295	4,632	(337)	-7%
Operating profit margin	4%	4%
Net earnings from continuing operations	2,348	1,137	1,211	F
Diluted net earnings from continuing operations per common share	$0.17	$0.08

Our total net revenues decreased $4.3 million primarily as a result of decreased revenues at Calder caused primarily by certain horsemen’s groups withholding their consent to import or export racing signals to or from Calder during a portion of 2008. In addition, Calder conducted two fewer live race days during the three months ended September 30, 2008 compared to the same period of 2007. These decreases were partially offset by increased revenues related to the opening in September 2007 of the temporary slot facility at Fair Grounds. In addition, we experienced increased revenues related to the performance of TwinSpires, our ADW business created by the acquisition of ATAB and BRIS, and the launch of TwinSpires.com during 2007. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended September 30,		Change
	2008	2007	$	%
Purse expenses	$27,277	$31,303	$(4,026)	-13%
Depreciation and amortization	7,170	6,141	1,029	17%
Other operating expenses	48,855	48,820	35	0%
SG&A expenses	12,006	13,009	(1,003)	-8%

Total	$95,308	$99,273	$(3,965)	-4%

Percent of revenue	96%	96%

•

Purse expenses decreased during the three months ended September 30, 2008 at Calder and Churchill Downs primarily as a result of reduced pari-mutuel revenues caused by the reduced distribution of their racing signals stemming from certain horsemen’s groups refusing to consent to such distribution. Higher purse expenses generated by increased business levels experienced in the Gaming operating segment were completely offset by lower purse expenses generated by declines in pari-mutuel business at Fair Grounds and Arlington Park.

•

SG&A expenses decreased partially as a result of lower professional and legal expenses during the three months ended September 30, 2008 compared to the same period of 2007, primarily due to expenses incurred during 2007 to establish our ADW business and open the temporary slot facility at Fair Grounds. In addition, compensation expense decreased as expenses incurred in the prior year related to equity awards more than offset current year expenses made to realign management in Racing Operations.

•

Depreciation and amortization expense increased during the three months ended September 30, 2008 primarily as a function of capital spending related to the temporary slot facility and technology investments in the On-line Business.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended September 30,		Change
	2008	2007	$	%
Interest income	$144	$163	$(19)	-12%
Interest expense	(362)	(1,123)	761	68%
Equity in loss of unconsolidated investments	(670)	(1,278)	608	48%
Miscellaneous, net	292	484	(192)	-40%

Other income (expense)	$(596)	$(1,754)	$1,158	-66%

Income tax provision	$(1,351)	$(1,741)	$390	22%
Effective tax rate	37%	60%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Interest expense decreased during the three months ended September 30, 2008 primarily due to lower average outstanding debt balances in the current period. We made partial repayments of the $55.0 million borrowed to fund the acquisition of ATAB and BRIS since September 30, 2007. Cash to repay the debt was generated by insurance recoveries and the collection of Kentucky Derby week receivables.

•	Equity in loss of unconsolidated investments decreased primarily as a result of a $0.3 million equity loss related to our investment in Empire Racing during the three months ended September 30, 2007.

•	Our effective tax rate decreased from 60% to 37% resulting primarily from lower state income tax expense.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2008	2007	$	%
Churchill Downs	$5,817	$7,610	$(1,793)	-24%
Arlington Park	37,463	38,651	(1,188)	-3%
Calder	24,893	33,339	(8,446)	-25%
Fair Grounds	7,098	8,708	(1,610)	-18%

Total Racing Operations	$75,271	$88,308	$(13,037)	-15%
On-line Business	13,065	8,935	4,130	46%
Gaming	11,551	6,312	5,239	83%
Other Investments	1,168	1,279	(111)	-9%
Corporate Revenues	329	611	(282)	-46%
Eliminations	(1,781)	(1,540)	(241)	-16%

	$99,603	$103,905	$(4,302)	-4%

Significant items affecting comparability of our revenues by segment include:

•

Calder revenues decreased primarily due to certain horsemen’s groups withholding their consent to import or export racing signals to or from Calder during a portion of 2008. In addition, Calder conducted two fewer live race days during the three months ended September 30, 2008 compared to the same period of 2007. We also believe that the recent downturn in the U.S. economy as well as inclement weather contributed to lower revenues experienced during the three months ended September 30, 2008.

•

Churchill Downs did not receive consent from local horsemen’s groups to send its racing signal to ADW businesses during the three months ended September 30, 2008, which negatively impacted its revenues. In addition, Churchill Downs had one fewer live race day during the three months ended September 30, 2008 compared to the same period of 2007.

•	Fair Grounds experienced lower revenues partially due to the fact that business was interrupted by Hurricane Gustav during the three months ended September 30, 2008.

•	We believe Arlington Park revenues decreased primarily due to poor U.S. economic conditions, general industry declines and inclement weather.

•	Gaming revenues increased primarily as a result of increased revenues related to the temporary slot facility at Fair Grounds, which opened during September 2007.

•

On-line Business revenues increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. During the three months ended September 30, 2008, the On-line Business increased revenues by adding to the wagering content available to customers and significantly increasing the number of new customer accounts.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2008	2007	$	%
Racing Operations	$4,686	$7,733	$(3,047)	-39%
On-line Business	2,136	724	1,412	F
Gaming	4,377	1,888	2,489	F
Other Investments	550	17	533	F
Corporate	(661)	(383)	(278)	-73%

Total EBITDA	$11,088	$9,979	$1,109	11%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating an 11% EBITDA increase during the three months ended September 30, 2008 compared to the same period of 2007 include:

•	Gaming EBITDA increased primarily due to increased revenues related to the temporary slot facility at Fair Grounds, which opened in September 2007 and currently includes 250 slot machines.

•

On-line Business EBITDA increased as we added to the wagering content available to customers and significantly increased both the number of new customer accounts and the average daily wagering activity in existing accounts.

•

Racing Operations EBITDA decreased primarily as a result of weaker results at Calder due to the aftermath experienced from the horsemen’s dispute, poor U.S. economic conditions and higher expenses related to the departure of certain members of management. At Fair Grounds, we experienced a decline in EBITDA primarily due to expenses related to the departure of the racetrack president as well as business interruption caused by Hurricane Gustav.

•	Corporate EBITDA decreased primarily as a result of the loss of revenue associated with the discontinuation of certain simulcast settlement services for third parties.

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Number of thoroughbred live race days	302	308	(6)	-2%
Net pari-mutuel revenues	$220,213	$218,543	$1,670	1%
Gaming revenues	35,439	19,271	16,168	84%
Other operating revenues	88,969	83,866	5,103	6%

Total net revenues from continuing operations	$344,621	$321,680	$22,941	7%

Operating profit	57,958	38,795	19,163	49%
Operating profit margin	17%	12%
Net earnings from continuing operations	32,614	22,169	10,445	47%
Diluted net earnings from continuing operations per common share	$2.33	$1.59

Our total net revenues increased $22.9 million primarily as a result of the performance of TwinSpires, our ADW business created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased revenues related to the opening in September 2007 of the temporary slot facility at Fair Grounds. These increases were partially offset by decreased revenues at Calder caused primarily by the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during a portion of the nine months ended September 30, 2008. In addition, Calder conducted five fewer live racing days during the nine months ended September 30, 2008 compared to the same period of 2007. Pari-mutuel revenues at Fair Grounds decreased partially as a result of business interruption caused by Hurricane Gustav during the three months ended September 30, 2008.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Purse expenses	$86,231	$93,426	$(7,195)	-8%
Depreciation and amortization	21,445	16,759	4,686	28%
Other operating expenses	158,479	137,581	20,898	15%
SG&A expenses	37,708	35,903	1,805	5%
Insurance recoveries	(17,200)	(784)	(16,416)	F

Total	$286,663	$282,885	$3,778	1%

Percent of revenue	83%	88%

•

Other operating expenses increased during the nine months ended September 30, 2008 primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased operating expenses related to the operation of the temporary slot facility at Fair Grounds, which opened during September 2007.

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

•

Purse expenses decreased in conjunction with lower pari-mutuel revenues experienced at Calder and Churchill Downs as a result of the refusal by certain horsemen’s groups to grant consents to export and import racing signals for wagering purposes. In addition, we experienced lower purse expenses at Fair Grounds generated by lower pari-mutuel revenues. Increases in purse expense driven primarily by the slot operations in Louisiana partially offset these declines.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Interest income	$478	$828	$(350)	-42%
Interest expense	(1,539)	(2,254)	715	32%
Equity in loss of unconsolidated investments	(2,640)	(2,271)	(369)	-16%
Miscellaneous, net	1,125	2,977	(1,852)	-62%

Other income (expense)	$(2,576)	$(720)	$(1,856)	258%

Income tax provision	$(22,768)	$(15,906)	$(6,862)	-43%
Effective tax rate	41%	42%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Miscellaneous, net income decreased during the nine months ended September 30, 2008 primarily due to the recognition of a gain of $1.7 million related to the sale of a tract of land held by Arlington Park, which occurred during the nine months ended September 30, 2007.

•

Interest expense decreased during the nine months ended September 30, 2008 primarily due to the lower average outstanding debt balances during the nine months ended September 30, 2008 compared to the same period of the prior year. We have made partial repayments of the $55.0 million borrowed to fund the acquisition of ATAB and BRIS since September 30, 2007. Cash to repay the debt was generated by insurance recoveries and the collection of Kentucky Derby week receivables.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Churchill Downs	$103,373	$104,158	$(785)	-1%
Arlington Park	79,094	80,859	(1,765)	-2%
Calder	46,511	61,362	(14,851)	-24%
Fair Grounds	40,232	44,291	(4,059)	-9%

Total Racing Operations	$269,210	$290,670	$(21,460)	-7%
On-line Business	42,796	12,220	30,576	F
Gaming	35,795	19,274	16,521	86%
Other Investments	2,360	2,412	(52)	-2%
Corporate Revenues	523	1,631	(1,108)	-68%
Eliminations	(6,063)	(4,527)	(1,536)	-34%

	$344,621	$321,680	$22,941	7%

Significant items affecting comparability of our revenues by segment include:

•	On-line Business revenues increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•	Gaming revenues increased primarily as a result of increased revenues related to the temporary slot facility at Fair Grounds, which opened during September 2007.

•

Calder revenues decreased primarily due to the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during a portion of the nine months ended September 30, 2008. In addition, Calder conducted five fewer live race days during the nine months ended September 30, 2008 compared to the same period of 2007.

•

Fair Grounds revenues decreased primarily due to lower import simulcast pari-mutuel revenues, which we believe was caused by business interruption resulting from Hurricane Gustav as well as increased competition in Louisiana created by the continued reopening of various gaming operations in the region after Hurricane Katrina. In addition, Fair Grounds had two fewer live racing days during the nine months ended September 30, 2008 compared to the same period of 2007.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Racing Operations	$61,148	$51,578	$9,570	19%
On-line Business	4,426	(1,469)	5,895	F
Gaming	13,828	7,533	6,295	84%
Other Investments	1,073	206	867	F
Corporate	(2,586)	(1,644)	(942)	-57%

Total EBITDA	$77,889	$56,204	$21,685	39%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a 39% EBITDA increase during the nine months ended September 30, 2008 compared to the same period of 2007 include:

•

Racing Operations EBITDA includes the recognition of $17.2 million during the nine months ended September 30, 2008 of insurance recoveries related to damages sustained at Fair Grounds from Hurricane Katrina compared to $0.8 million of insurance recoveries recognized in the same period of the prior year. The remaining decline of $6.8 million or 13% was driven primarily by lost pari-mutuel business at Calder of approximately $6.0 million related to the refusal by certain horsemen’s groups to consent to export and import certain racing signals for wagering purposes. In addition, Arlington Park EBITDA declined as a result of the recognition of a gain of $1.7 million related to the sale of a tract of land during the nine months ended September 30, 2007. Partially offsetting these declines was an increase at Churchill Downs from the performance of Kentucky Derby week.

•	Gaming EBITDA increased primarily due to increased revenues related to the temporary slot facility at Fair Grounds, which opened in September 2007 and currently includes 250 slot machines.

•	On-line Business EBITDA increased as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007.

•

Corporate EBITDA decreased primarily due to lost revenues associated with the discontinuation of certain simulcast settlement services for third parties. In addition, we incurred additional expenses related to our initiative to attract and retain appropriate personnel to achieve our business objectives. Partially offsetting these declines was a reduction in share-based compensation costs.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2008 and December 31, 2007 (in thousands):

			Change
	September 30, 2008	December 31, 2007	$	%
Total assets	$609,146	$624,816	$(15,670)	-3%
Total liabilities	$205,236	$257,258	$(52,022)	-20%
Total shareholders’ equity	$403,910	$367,558	$36,352	10%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in accounts receivable and income taxes receivable of $19.8 million and $11.0 million, respectively. Accounts receivable balances decreased due to the collection of Churchill Downs receivables related to the spring meet, Kentucky Derby and Kentucky Oaks. In addition, simulcast receivables decreased due to the collection of receivable balances outstanding at December 31, 2007, which were generated during the fall racing season. Income taxes receivable decreased reflecting the impact of 2008 estimated tax payments made.

Partially offsetting these decreases were increases in property and equipment and goodwill of $13.4 million and $7.0 million, respectively. Additions to property and equipment primarily included spending related to the permanent slot facility at Fair Grounds and technology investments in the On-line Business since its launch in May 2007. In addition, goodwill increased due to the accrual of earn-out payments related to the acquisition of ATAB and BRIS.

•

Significant changes within total liabilities include decreases in long-term debt, deferred revenue and dividends payable of $32.0 million, $18.9 million and $6.8 million, respectively. Long-term debt decreased due to payments under our bank revolver arising from cash generated by operating activities, which included collections of Kentucky Derby-related receivables and insurance recoveries. Deferred revenue decreased due to the recognition of advance billings related to the 2008 Kentucky Derby and spring meet at Churchill Downs. Dividends payable decreased due to the payment of the Company’s annual dividend during the three months ended March 31, 2008.

Partially offsetting these decreases were increases in accrued expenses and accounts payable of $2.8 million and $2.1 million, respectively. Accrued expenses increased due to unpaid expenses related to the racing meet at Arlington Park, and accounts payable increased primarily due to the growth of our On-line Business.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Operating activities	$74,642	$55,341	$19,301	35%
Investing activities	$(35,361)	$(127,315)	$91,954	72%
Financing activities	$(41,312)	$59,501	$(100,813)	U

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

•

The decrease in cash used in investing activities is attributable primarily to a favorable comparison to 2007 related to the acquisition of the ATAB and BRIS businesses. Additions to property and equipment during the nine months ended September 30, 2008 primarily included spending related to the permanent slot facility and upgrades to our On-line Business. During the nine months ended September 30, 2007, additions to property and equipment primarily included spending related to the opening of the temporary slot facility at Fair Grounds, a polytrack racing surface and a dormitory at Arlington Park.

•

We made repayments in excess of our borrowings on our revolving loan facilities of $32.0 million during the nine months ended September 30, 2008 due to the availability of cash generated by operating activities. Borrowings on our revolving loan facilities exceeded repayments by $60.2 million during the nine months ended September 30, 2007, which was driven primarily by cash borrowed to fund the acquisition of ATAB and BRIS. Our ability to access the credit market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. To date, we have not experienced any limitations in our ability to access these sources of liquidity. As of September 30, 2008, there is $75.2 million of borrowing capacity under our revolving loan facility, which matures September 2010. Our revolving loan facility does not limit our ability to pay dividends.

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

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

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

At September 30, 2008, we had $36.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair values and cash flows by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2008. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et. al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the FHBPA alleging that the THG, the FHBPA and various other state horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the KHBPA, the Kentucky Thoroughbred Association and certain other individuals to the THG Lawsuit. On July 28, 2008, the THG, the KTA and the KHBPA filed separated motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim. The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the IHA when the Company reduced purses by 20% at Churchill Downs.

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

THG is an alliance of approximately nineteen Horsemen’s Groups covering over 47 racetracks, including the Company’s Fair Grounds, Churchill Downs, Arlington Park and Calder racetracks. Certain Horsemen’s Groups have appointed the THG as their agent for the purpose of negotiating agreements with the Company relating to revenue sharing on ADW pari-mutuel activity in an amount equal to one-third of the gross wagering takeout by the ADW business, a level that is significantly in excess of current sharing. Pending the resolution of this demand, certain of the Horsemen’s Groups, including the FHBPA and the KHBPA, are withholding their consent under the IHA to export the racing signals of the Company’s racetracks to certain OTB systems, including TwinSpires.com.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations (the “Purse Agreement”) and slot machines (the “Slots Agreement”) at Calder. In connection with these agreements, the Company and its affiliates have agreed to voluntarily dismiss, without prejudice, claims against the FHBPA and certain of its directors and officers (the “FHBPA Defendants”) in the THG Lawsuit. These agreements allowed the Company to resume distributing its signal from Calder to the simulcast network around the country, including to OTB facilities and racetracks (excluding national ADW businesses), beginning with races on July 10, 2008. In addition, certain out-of-state horsemen’s groups that previously withheld the consents required under the IHA to send certain racetracks’ signals to Calder for wagering have now granted those consents. The Purse Agreement and the Slots Agreement initially included provisions that could lead to the termination of those agreements if the agreement with the Florida Thoroughbred Breeders and Owners Association (“FTBOA”) for the sharing of slots revenue is not reached by August 6, 2008; however, on July 31, 2008, Calder and the FHBPA agreed to amend each of the Purse Agreement and Slots Agreement to extend such deadline to August 31, 2008 and then a second time to extend the deadline to September 10, 2008. Calder and the FTBOA reached an agreement for the sharing of slots revenues on September 10, 2008. At the same time, the Company agreed to dismiss with prejudice the FHBPA and its individual defendants from the THG lawsuit.

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

As a result of the dispute, the racing signals of Calder and Churchill Downs were not exported to national ADW businesses during the second or third quarters of 2008. Calder’s racing signal is currently not being exported to national ADW businesses. While the local Horsemen’s Groups have not withheld consents for the import or export of racing signals to and from Arlington Park and Fair Grounds, there can be no assurance that the local Horsemen’s Groups will continue to consent. Further, there is no assurance that the local Horsemen’s Groups in those states will consent to the export of Churchill Downs’ racing signal to national ADW businesses for its fall meet of 2008.

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

We Depend On Agreements With Our Horsemen

As a result of the actions of the THG and the Horsemen’s Groups, the Company’s business, financial condition and results of operations have been materially and adversely impacted. During the second quarter and a portion of the third quarter of 2008, the Company did not receive revenues derived from (i) the export of racing signals from Calder to OTB Systems outside the State of Florida (other than an OTB System in New York) or (ii) the import of racing signals to Calder’s OTB System from Beulah Park and River Downs (Ohio), Churchill Downs (Kentucky), Delaware Park (Delaware), Colonial Downs (Virginia), Presque Isle (Pennsylvania) and Lone Star Park (Texas). Further, the Company did not receive revenues (other than with respect to the Kentucky Oaks, Kentucky Derby and Woodford Reserve Race Classic races) derived from the export of racing signals from Churchill Downs to the Company’s ADW business, TwinSpires, and to certain other OTB Systems. Additionally, the Company generated reduced revenues through TwinSpires as a result of the inability to accept wagers on races run at Churchill Downs and Calder racetracks and other racetracks where a Horsemen’s Group withheld consent. During the pendency of the dispute with the Horsemen’s Groups, the Company experienced generalized decreases in live attendance at its racetracks and reduced traffic on TwinSpires due to the more limited racing content and wagering opportunities available to customers. On April 22, 2008, the Company announced that it was reducing overnight purses at Calder by 30%, effective April 27, 2008. On May 9, 2008, the Company announced that it was reducing overnight purses at Churchill Downs by 20%, effective May 14, 2008, and reducing purses for eight stakes races, including six races in its Summit of Speed card at Calder. Such reductions negatively impact the Company’s ability to continue to attract high quality thoroughbreds to its racetracks. The Horsemen’s Group in Illinois has joined the THG. It is not clear whether the Horsemen’s Group would withhold its consent or otherwise seek to re-negotiate contractual terms with the Company with respect to the Company’s racetrack at Arlington Park. In addition, the Louisiana Horsemen’s Benevolent and Protective Association, Inc. (the “Louisiana HBPA”) is a member of the THG.

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

During the second and third quarters of 2008, the Company’s ADW business, TwinSpires, was also materially and adversely impacted by the actions of the THG and the Horsemen’s Groups. As a result of those actions, TwinSpires was not able to accept wagers on the racing signals of Calder, Churchill Downs, Louisiana Downs, River Downs, Thistledown, Retama Park, Presque Isle Downs, Sam Houston Race Park and Lone Star Park. However, beginning July 24, 2008, we began accepting wagers on Louisiana Downs. If other Horsemen’s Groups do not consent to the export of other racetracks’ racing signals, TwinSpires will not be able to accept wagers on those racetracks’ racing signals. This inability could have a material, adverse impact on the Company’s business, financial condition and results of operations. At this time, we cannot predict the impact of this ongoing dispute on the Company’s ADW business.

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. We also have written agreements with horse owners with regards to the proceeds of gaming machines in Louisiana. These agreements provide that we must receive the consent of the horsemen’s groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their horsemen’s groups typically provide that those racetracks must receive consent from the horsemen’s groups before we can accept wagers on their races. Further, Florida law requires Calder to have an agreement with the FHBPA governing the payment of purses on live thoroughbred races conducted at Calder and an agreement with the FTBOA governing the payment of breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming. We have entered into the Calder Slots Agreement with the FHBPA and reached an agreement with the FTBOA for the sharing of slots revenue at Calder.

The failure to maintain agreements with our horsemen and industry associations on satisfactory terms or the refusal by a horsemen’s group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2008.

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	8/1/08 - 8/31/08	2,095	(1)	$39.34	—	—

		2,095		$39.34	—	—

(1)	Shares of common stock were acquired from grantees of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 5, 2008	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2008	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

(3)(ii)	Amended and Restated By-Laws of Churchill Downs Incorporated, effective August 27, 2008	Exhibit 3.1 to Report on Form 8-K dated August 27, 2008

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2008

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended September 30, 2008

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended September 30, 2008