Form 10-K
period 2008-12-31
CHURCHILL DOWNS INC
filed 2009-03-04
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of February 26, 2008, 13,689,649 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2008, (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $328,580,638.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 2009 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 98-103.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

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

We manage our operations through four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Racecourse (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida;

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with ten OTBs in Louisiana.

2.	On-Line Business, which includes:

•	TwinSpires, an advance deposit wagering (“ADW”) business that conducts pari-mutuel wagering in 36 states;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry;

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•	Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana;

•	Fair Grounds Slots, a slot facility in Louisiana, which operates approximately 600 slot machines.

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry;

•	Our other minor investments.

Churchill Downs Investment Company (“CDIC”), a wholly-owned subsidiary of the Company, oversees our other industry related investments. CDIC holds a 30% interest in NASRIN Services, LLC (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries. CDIC also holds a 5% interest in Kentucky Downs, LLC, a Franklin, Kentucky racetrack that conducts a limited thoroughbred racing meet in September as well as year-round simulcasting. Our investments in NASRIN and Kentucky Downs are not material to the Company’s financial position or results of operations.

We wholly own CDSP, which provides television production and integration of computer graphic software to the racing industry. The audio visual signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs. Our ownership of CDSP is not material to our financial position or results of operations.

On November 12, 2008, we opened our permanent slot facility at Fair Grounds in Louisiana and closed the temporary slot facility, which had been in use since September 2007. The new facility includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

On March 4, 2007, together with Magna Entertainment Corporation (“MEC”), we formed a venture, TrackNet Media Group, LLC (“TrackNet”), through which wagering and video rights of the Company and MEC is made available to third parties, including racetracks, OTBs, casinos and ADW providers. TrackNet, in which we have a 50% interest, also acts as an agent on behalf of the Company and MEC to purchase wagering and video rights that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, we also acquired a 50% interest in HRTV, which operates a horse racing television channel previously wholly-owned by MEC. The audio visual signal of our races is distributed by HRTV through certain cable and satellite providers to our customers’ homes.

During 2007, we commenced a diversification initiative when we launched our ADW business called TwinSpires and completed the acquisition of certain assets of AmericaTab (“ATAB”), BRIS and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”). On November 26, 2007, we merged the ATAB ADW business with TwinSpires thereby establishing a single ADW brand. BRIS and TSN are two data service companies which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players, and racing-related publications.

During the past several years, we have completed the sale of several assets that we believed to be underperforming, which also provided us the opportunity to strengthen our balance sheet and focus on future growth and potential diversification opportunities. On March 30, 2007, we completed the sale of our 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company. Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne. In addition, on September 28, 2006, we completed the sale of all issued and outstanding common shares of stock of Racing Corporation of America (“RCA”), the parent company of Ellis Park Race Course, Inc. (“Ellis Park”). Finally, on September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly owned subsidiary of the Company, completed the sale of Hollywood Park, a thoroughbred racing operation in Inglewood, California.

B.	Live Racing

We conduct live horse racing at Churchill Downs, Calder, Fair Grounds and Arlington Park. The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The 2009 Kentucky Derby will offer a minimum $2.0 million in purse money, and the Kentucky Oaks offers a minimum $0.5 million in purse money. The Kentucky Derby is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. In addition, Churchill Downs offers a $0.8 million purse for the Stephen Foster Handicap. Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.3 million in total purse money. Arlington Park’s meet is highlighted by the Arlington Million, which is run during the International Festival of Racing at Arlington Park, and offers a purse of $1.0 million. Fair Grounds’ Winter Meet during 2008/2009 is highlighted by Louisiana Derby Day, the richest day in Louisiana racing, which is headlined by the $0.6 million Louisiana Derby, a major prep race for the Kentucky Derby.

Churchill Downs will host the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2010 for a record seventh time. Breeders’ Cup Limited, a tax-exempt organization chartered to promote thoroughbred racing and breeding, sponsors Breeders’ Cup races, which will feature $25.5 million in purses in 2010 and will be broadcast to a worldwide audience of more than 120 countries. These races are held annually for the purpose of determining thoroughbred champions in fourteen different events.

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

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter ( 3/4) mile dirt track, which is used for training thoroughbreds, at a local training facility also located in Louisville. The facilities provide a year-round base of operation for many horsemen and enable us to attract new horsemen to race at Churchill Downs.

As part of financing improvements to the Churchill facility, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder

The Calder racetrack and improvements are located in Miami-Dade County, Florida. The Calder facility is adjacent to Dolphin Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths ( 7/8) mile turf track, a training area with a five-eighths ( 5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admission area and food and beverage facilities ranging from concessions to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds

The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven-eighths ( 7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities. During 2008, we completed construction on a new dormitory in the stable area that accommodates 132 persons and will be utilized by stable area employees for temporary housing during live racing meets.

Arlington Park

The Arlington Park racetrack, located in Arlington Heights, Illinois, was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racetrack sits on 269 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths ( 5/8) mile training track. The facility includes a permanent clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities ranging from fast food to full-service restaurants. The stable area has 34 barns able to accommodate approximately 2,200 horses and a temporary housing unit that accommodates 288 persons. The Arlington Park facility also features a saddling paddock, parking areas and office facilities. During 2007, Arlington Park converted its dirt track to a synthetic racing surface known as Polytrack. The total cost for the new racing surface was approximately $10.8 million and was completed prior to the beginning of the racing meet in May 2007.

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

Effective January 2008, as a result of a Florida court ruling, Calder recommenced conducting pari-mutuel wagering on import simulcast signals of other racetracks on a year-round basis. Prior to that time, Calder only conducted import simulcast wagering during their live racing meet.

TrackNet

Under a series of March 2007 agreements with MEC, we own a 50% interest in TrackNet, the content management company formed for acquiring and distributing our horseracing wagering and video rights. The TrackNet arrangement involves the exchange by the Company and MEC of our respective horseracing wagering and video rights such that MEC wagering and video rights are available for wagering through our owned racetracks and OTBs and through our ADW platform, TwinSpires.com, and our wagering and video rights are similarly available for wagering through MEC racetracks and its OTBs and through MEC-owned ADW platforms. TrackNet distributes all of the horseracing wagering and video rights of MEC and the Company to third parties such as racetracks, OTBs and ADW providers. TrackNet also acquires horseracing wagering and video rights for use at the wagering outlets of MEC and the Company.

Off-Track Betting Facilities

Eleven of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville, which is open for simulcast wagering only on big event days, such as the Kentucky Derby, the Kentucky Oaks, the Breeders’ Cup when Churchill Downs hosts the event and during days the Churchill facility is being prepared for special events, is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex that has audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates ten Trackside OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property. Another is located in Rockford, Illinois consisting of approximately 8 acres, and a third is located in East Moline, Illinois on approximately 122 acres. Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet. Arlington Park operates five OTBs within existing non-owned Illinois restaurants under license agreements. These five OTBs are located in South Elgin, McHenry, South Beloit, Lockport and Hodgkins and opened in December 2002, June 2003, February 2004, February 2007 and December 2007, respectively.

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

Kentucky Off-Track Betting, LLC

We are a 25% owner in Kentucky Off-Track Betting, LLC (“KOTB”) through Churchill Downs. KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Commission (“KHRC”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville, Jamestown and Pineville, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2008 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

D.	Advance Deposit Wagering

We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires. TwinSpires operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, the Twins Spires Club. TwinSpires’ headquarters is located in Mountain View, California. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and we believe that TwinSpires is a key component for the growth of our company.

Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires.

E.	Gaming Operations

VSI is the operator of more than 700 video poker machines at eight OTBs operated by Fair Grounds.

During November 2008, we opened our 33,000-square-foot slot facility at Fair Grounds, which operates approximately 600 slot machines. The new facility includes a 180-seat buffet dining area, two additional eateries, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.

On January 29, 2008, Miami-Dade County voters in Florida approved a ballot measure that will allow the operation of slot machines at Calder, subject to additional regulatory actions. We are currently in the process of obtaining the requisite approvals that would permit the operation of slot machines at the Calder facility. We have not yet applied for a gaming license with the state of Florida.

We intend to continue to pursue alternative gaming opportunities, where available, with the goal of broadening our market, thereby increasing attendance and handle.

F.	Information Services

We own and maintain one of the world’s largest computerized databases of pedigree and racing information for the thoroughbred horse industry. This service is accessible through the internet at www.brisnet.com and www.tsnhorse.com.

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

Horseracing and Pari-Mutuel Wagering

Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Commission (“KHRC”), the Louisiana State Racing Commission (“LSRC”) and the Oregon Racing Commission (“ORC”).

In the United States, interstate pari-mutuel wagering on horse racing is also subject to the federal Interstate Horseracing Act of 1978 (“IHA”) and the federal Interstate Wire Act of 1961 (the “Wire Act”). As a result of these two statutes, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

The following table is a summary of our 2009 and 2008 live racing dates and the number of live racing days for each of our four racetracks. Racing dates are approved annually by the respective state racing authorities:

	2009		2008
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 25 - July 5	52	April 26 - July 6	52
Fall Meet	Nov. 1 - Nov. 28	21	Oct. 26 - Nov. 29	26

		73		78

Calder Race Course(1)
Calder Meet	April 20 - Oct. 21	104	April 21 - Oct. 19	106
Tropical Meet 07/08			Jan. 1 - Jan. 2	2
Tropical Meet 08/09	Jan. 1 - Jan. 2	2	Oct. 20 - Dec. 31	52
Tropical Meet 09/10	Oct. 22 - Dec. 31	53

		159		160

Arlington Park	May 1 - Sept. 27	98	May 2 - Sept. 21	96

Fair Grounds
Winter Meet 07/08			Jan. 1 - March 25	55
Winter Meet 08/09	Jan. 1 - March 29	62	Nov. 14 - Dec. 31	27
Winter Meet 09/10	Nov. 14 - Dec. 31	27

		89		82

(1)	As of the filing of this Annual Report on Form 10-K, Calder has filed to host live races on Thursday through Sunday year-round. This proposed live race days calendar would overlap with the calendar submitted by Gulfstream Park. The deadline for submission of final dates is March 31, 2009. Calder will be legally obligated to host live races on the dates included in the final submission.

Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRC. The KHRC is responsible for overseeing horse racing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets and to participate in simulcasting are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

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

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. During 2009, Calder may again experiment with the number of live race days to improve the quality of the racing product.

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

In Louisiana, licenses to conduct live thoroughbred racing and to participate in simulcasting are approved by the LSRC. The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred horseracing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing for at least 80 days over a 20 week period each year to maintain the license and to conduct gaming.

Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horse racing to be conducted at the racetrack. We conducted five days of quarter horse racing in 2008 and plan to offer ten days in 2009.

TwinSpires accepts wagers in the state of Oregon where it operates under a multi-jurisdictional simulcasting and interactive wagering totalizator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states such as California, Maryland, Virginia and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.

The total number of days on which each racetrack conducts live racing fluctuates annually according to each calendar year. A substantial change in the allocation of live racing days at any of our four racetracks could significantly impact our operations and earnings in future years.

Gaming

On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Calder to operate up to 2,000 slot machines. The enabling legislation required the DPW to promulgate regulations regarding the licensure and regulation of slot machine operators. The DPW adopted these rules on June 25, 2006. We are currently in the process of developing our application for a permit license for submission to the DPW. In addition, we are currently applying for various approvals that would permit the operation of slot machines at the Calder facility.

The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs.

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

Legalized gaming is currently permitted in various forms in many U.S. states and Canada. Other jurisdictions could legalize gaming in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, and results of operations.

All of our racetracks face competition in the simulcast market. Approximately 50,000 horse races are conducted annually in the U.S. Of these races, Churchill Downs hosts approximately 4,100 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetrack, OTBs and via our ADW business.

Louisville, Kentucky

Churchill Downs faces competition from casinos in the neighboring state of Indiana. Three riverboat casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. In addition, due to the passage during 2007 of gaming legislation permitting Indiana racetracks to operate slot machines, Hoosier Park operates 2,000 slot machines, and Indiana Downs operates 1,900 slot machines at their locations. This has resulted in increased purses at those Indiana racetracks.

Miami, Florida

Calder is surrounded by competitors for consumers’ discretionary income. Calder competes with Gulfstream Park for thoroughbred race fans in the Miami area. As of the filing of this Annual Report on Form 10-K, Calder has filed to host live races on Thursday through Sunday year-round. This proposed live race days calendar would overlap with the calendar submitted by Gulfstream Park. The deadline for submission of final dates is March 31, 2009. Calder will be legally obligated to host live races on the dates finally submitted at that time. This direct competition may adversely and materially affect our business, results of operations and financial condition.

On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Calder to install up to 2,000 slot machines. This gaming operation will compete with three established casinos in Broward County just to the north of Miami-Dade County. We also face competition from Native American casinos, such as the

Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for pari-mutuel gaming facilities, Native American casinos, which are not taxed as the same rates, are generally able to spend more money marketing their facilities to consumers.

Chicago, Illinois

Arlington Park competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are ten riverboat casino operations that draw from the Chicago market. The closest of these casinos is the Grand Victoria Casino in Elgin, Illinois which has the highest wagering activity of all the casinos that compete in the Chicago market. Additionally, Native American gaming operations in Wisconsin may affect Arlington Park.

New Orleans, Louisiana

Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. Our slot facility houses approximately 600 slot machines. Harrah’s land-based casino is the largest and closest competitor. There is also significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.

Advance Deposit Wagering

We launched TwinSpires in May 2007 and purchased ATAB and BRIS in June 2007 to develop a full service ADW business. This service competes with other service providers such as Youbet, TVG, and Xpressbet, as well as several regional ADW providers for both customers and racing content. TwinSpires also competes with on-line gaming sites such as Party Poker and other non-U.S.-based gaming websites. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.

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

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act of 1978 (the “IHA”), which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. The U.S. has announced that it compensated certain countries. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horse racing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory language protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA. The regulations are now final and will take effect on December 1, 2009. We continue to monitor potential legislative changes that will impact the regulations.

Florida

On January 29, 2008, Miami-Dade voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machine revenues are to be subject to a 50% tax rate. In 2008, Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and class III slot machines in return for specified revenue to the state of Florida. The compact was voided by the Florida Supreme Court, and legislators are now reviewing options to approve a new compact. As part of those discussions, legislators are evaluating the tax rate on slot machine revenues and product offerings for south Florida pari-mutuel facilities, including Calder. At this point, it is too early to determine whether any modifications to the current regulatory system will be granted.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The question of law was certified to the Florida Supreme Court, which initially accepted jurisdiction. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. The parties have agreed to a settlement of all pending claims and are preparing documents for a final order of dismissal by the court.

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

Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004, 2005 and 2009 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on our business, financial condition and results of operations.

Under previously enacted legislation, the Illinois Horse Racing Equity Fund was scheduled to receive a portion (up to 15% of adjusted gross receipts) of wagering tax from the tenth riverboat casino license issued. The funds are scheduled to be utilized for purses and track discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming to operate a casino in Des Plaines, Illinois. This license may become operable as early as 2010.

During the spring of 2006 session of the Illinois General Assembly, Public Act 94-0805 was passed to create and fund the Horse Racing Equity Trust Fund. The Horse Racing Equity Trust Fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements. Public Act 94-0805 expired on May 26, 2008.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Court ruled in April 2007 that the law was unconstitutional as the law only affects the four suburban casinos and not the five downstate casinos. The Attorney General filed an appeal of this ruling to the Illinois Supreme Court. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Supreme Court reversed the decision of the Circuit Court. However, the riverboat casinos have requested certiorari from the U.S. Supreme Court and filed a petition to stay payment until final determination is made by that court. The Illinois Attorney General is representing Illinois on this matter, and the litigation is ongoing. As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter could have on our business, financial condition and results of operations.

During November 2008, the Illinois General Assembly passed legislation to extend Public Act 94-0805 for a period of three years beginning December 12, 2008. The casinos have resumed payment into the Horse Racing Equity Trust Fund and have initiated litigation in the Circuit Court of Will County to enjoin enforcement of the new law (Public Act 95-1008).

Arlington Park will continue to seek authority to operate gaming at the racetrack. The 2008 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack. Legislation allowing slot machines at Illinois racetracks and clarifying the legality of advance deposit wagering was introduced as part of a capital spending plan during 2008 but did not pass.

During January, February and a portion of March when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in

Illinois during 2009 for 204 days, which is an increase of eight days compared to the same period of 2008. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our business, financial condition and results of operations.

Senate Bill 1298 has been filed in the 2009 session of the Illinois legislature which would clarify the rules of operation for ADW businesses in Illinois. Senate Bill 1298 would impose a tax of 1.5% on all ADW wagers by Illinois residents. At this point, it is too early to determine if Senate Bill 1298 will be enacted.

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

The 2009 session of the Kentucky legislature is currently underway. The Speaker of the House filed House Bill 158 (“HB 158”) which would permit the operation of video lottery terminals at Kentucky racetracks. HB 158, as amended, has passed the Licensing and Occupations Committee. HB 158 stipulates a $100 million license fee payable over the first five years of operation. HB 158 also stipulates a 28% tax rate on gross gaming revenues during the first five years of operation and a 38% tax rate for ensuing years if the facility exceeds $100 million in gross gaming revenues per year. At this time, it is too early to determine if HB 158 will be successful.

On July 24, 2008, Governor Beshear created the Task Force on the Future of Horse Racing and charged the panel to study the economic soundness of the industry, the effectiveness and quality of drug testing, the oversight role of the KHRC and the adequacy of state laws and regulations. The panel’s report included numerous recommendations pertaining to industry financial matters, proper funding and staffing for the KHRC, integrity of racing and pari-mutuel activities and potential lab facilities. HB 158 would address some of the recommendations related to the industry financial matters. Additionally, House Bill 474 (“HB 474”) and House Bill 475 (“HB 475”) were filed to address other recommendations, most notably the proper funding of the KHRC. HB 475 proposes a tax on all ADW wagers made by Kentucky residents at the rate of 3.5%. Revenue from this tax would be used to fund the KHRC, the Kentucky Thoroughbred Development Fund and the state general fund. Currently, the pari-mutuel tax on live race wagers is 3.5% for racetracks with an average daily handle exceeding $1.2 million on live racing. HB 474 proposes to increase the pari-mutuel tax on racetracks with an average daily handle of more than $1 million by 0.327%. Additionally, the takeout rate for exotic wagers would be increased by 0.245%. The revenue from both of these measures would be used to fund the KHRC. At this point, it is too early to determine whether either of the bills will be enacted.

Louisiana

Fair Grounds introduced legislation in the 2008 session of the Louisiana Legislature to amend its city tax on gross gaming revenues. Fair Grounds proposed a 2% local tax while it operated its temporary slot facility, a reduction from 4% that is currently in effect. In addition, Fair Grounds proposed a 4% tax rate on gross gaming revenues during operation of its permanent slot facility, which opened on November 12, 2008. Finally, Fair Grounds proposed to dedicate up to one-half of its city tax to cover the expenses of the Fair Grounds Enhanced Patrol, a security patrol for much of the surrounding neighborhoods of the racetrack. The legislation was ultimately withdrawn, and Fair Grounds is in discussions with local city leaders to introduce a substantially similar ordinance at the city level. At this time, it is too early to determine if those efforts will be successful.

Other States

Montana recently enacted legislation that requires an ADW business accepting wagers from Montana residents to enter into a source market fee agreement with the Montana Racing Commission. Legislators in Virginia enacted legislation that mandates a 10% statewide source market fee.

K.	Environmental Matters

It is not anticipated that we will have any material liability as a result of non-compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected our ability to develop and operate our properties, and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

L.	Service Marks

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter and housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

M.	Employees

As of December 31, 2008, we employed approximately 1,000 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2008, average full-time and seasonal employment per pay period was approximately 2,600 individuals Company-wide.

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

General Economic Trends are Unfavorable

There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. The recent, severe economic downturn and adverse conditions in local, regional, national and global markets has negatively impacted our operations and will likely continue to do so in the near future. During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline. Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. For example, one major horseracing company, MEC, has stated its ability to continue as a going concern is in substantial doubt. MEC owns several racetracks, including, among others, Santa Anita, Gulfstream Park, Lone Star Park, Laurel and Pimlico. It also owns Xpressbet, an ADW business. As such, it provides racing signals for wagering at our racetracks and through TwinSpires.com for import simulcast purposes and markets for export simulcast purposes. In addition, it is the co-owner of TrackNet and HRTV. MEC also owns Amtote International, Inc. (“Amtote”), a totalisator company that provides totalisator services to Arlington Park, Calder, Fair Grounds and TwinSpires. We cannot predict at this time whether MEC will file bankruptcy and what the effect will be of such bankruptcy on our business, financial condition, or results of operations.

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

All of our racetracks face competition in the simulcast market. Approximately 50,000 horse races are conducted annually in the U.S. Of these races, CDI hosts approximately 4,100 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our races for horses. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or via the internet. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs and via our ADW business.

Calder, our thoroughbred racetrack in Miami, Florida faces direct competition from another thoroughbred racetrack in Miami, Florida. The two racetracks are located approximately 6.5 miles apart. Under Florida law, racetracks are permitted to race throughout the year, subject to an annual notification filed with the state of Florida on March 31 of each year. As a result, Calder and the other racetrack, respectively, may independently elect to host live races on the same days. As of the date of the filing of this Annual Report on Form 10-K, Calder has submitted for 2009-2010 dates that would result in a twenty week overlap. The final submission is due on March 31, 2009. We believe that hosting live races on the same days could materially and adversely impact our business, financial condition and results of operations.

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

The Popularity of Horse Racing is Declining

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above and unwillingness of customers to travel a significant distance to racetracks with the increasing availability of off-track and ADW options. Declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from simulcasting and ADW businesses. In addition, racetracks and other outlets may be unable to pay amounts owed to us as a result of business difficulties. A continued decrease in attendance at live events and in on-track wagering, as well as increasing competition from other wagering and entertainment alternatives in the simulcasting and ADW markets, could materially, adversely impact our business, financial condition, and results of operations.

We Face Extensive Regulation from Various Authorities

The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation. We depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including the KHRC, the Florida DPW, the ORC, the LSRC, the Louisiana Board and the IRB. Our ADW business must meet the licensing requirements of the ORC as well as those of certain states in which we operate. In Florida, our gaming operations must meet the licensing requirements of the Florida Department of Business and Professional Regulation. We have not yet applied for a gaming license. In Louisiana, our gaming operations must meet the licensing requirements of the Louisiana Board. As part of this regulatory framework, licenses to conduct live horse racing and to participate in simulcast wagering are granted annually, and gaming licenses in Louisiana are granted every five years. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks and gaming facilities. However, we may be unable to maintain our existing licenses. In Louisiana, gaming licenses are contingent upon maintaining the racing license, and we must conduct 80 live race days within a 20 week period in order to maintain the racing license. In addition, we must conduct limited, live quarter horse racing. On January 29, 2008, voters in Miami-Dade County, Florida approved the operation of slot machines at Miami-Dade County pari-mutuel facilities, including Calder. The DPW is responsible for issuing permits for the operation of slot machines. We are in the process of applying for the requisite approvals for a slot facility. We have not yet applied for the gaming permit to operate slot machines at Calder. The failure to attain, loss of or material change in our licenses, registrations, permits or approvals may materially limit the number of races we conduct as well as our ability to operate slot machines, and/or video poker devices, and could have a material, adverse impact on our business, financial condition and results of operations. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy. Our expansion into ADW operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

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

In Illinois, the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Failure to designate Arlington Park as “host track” during this period could have a material, adverse impact on our business, financial condition and results of operations. In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park’s purse account. The right to recapture these revenues is subject to change every legislative session.

These statutory or regulatory established revenue sources are subject to change every legislative session. The reduction or elimination of any one of them could have a material, adverse impact on our business, financial condition and results of operations. In addition, certain revenue sources are dedicated by legislation or regulation and may be subject to change. State legislators may also decide to legislate the amounts of certain sources of revenue. For example, certain states mandate a fixed source market fee or require a negotiated source market fee as a condition to obtain a license. The Virginia legislature recently mandated a 10% statewide source market fee. It is uncertain whether this legislation will pass. Legislative and regulatory changes to sources of revenue could have a material, adverse impact in our business, financial condition and results of operations.

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

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from residents of the United States. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the IHA, which appeared to authorize domestic companies to accept Internet wagers on horse racing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horse racing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006 to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horse racing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horse racing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. The U.S. has announced that it compensated certain countries. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horse racing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations. Alternatively, if, as a result of the U.S. Government’s position, offshore wagering is permitted in the United States, that could also have a material, adverse impact on our business, financial condition and results of operations.

We May Face Government and Other Opposition Regarding Our Pari-Mutuel Wagering Operations

During 2007, we launched TwinSpires, an ADW business that accepts advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. The ADW business is heavily regulated, and laws governing advance deposit wagering vary from state to state. We may accept advance deposit wagers from residents of states where the law does not expressly address advance deposit wagering. Some states have expressly authorized advance deposit wagering by their own residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through advance deposit wagering hubs located in different states. We believe that an ADW business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering. In December 2000, legislation was enacted in the United States that amends the IHA. We believe that this amendment clarifies that inter-track simulcast wagering, off-track betting and advance deposit wagering, as currently conducted by the U.S. horse racing industry, are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition and results of operations, including the licenses we hold to conduct horse racing and pari-mutuel wagering in the United States.

Our expansion opportunities with respect to advance deposit wagering may be limited unless more states amend their laws or regulations to permit advance deposit wagering. Conversely, if states take affirmative action to make advance deposit wagering expressly unlawful, this could have a material, adverse impact on our business, financial condition and results of operations. In addition, the regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our ADW business.

From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.

On October 13, 2006, President Bush signed into law UIGEA. This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful Internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory language protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA. Some financial service providers may be reluctant to process transactions related to advance deposit wagering.

Furthermore, many states have considered and are considering interactive and Internet gaming legislation and regulations, which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material, adverse impact on our business, financial condition and results of operations. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to the success of our advance deposit wagering operation.

We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes, and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws, or changes to the administration of such laws, that affect the gaming industry. For instance, U.S. legislators have proposed the imposition of a U.S. federal tax on gross gaming revenues. In addition, the Kentucky General Assembly is currently considering several proposed bills that would increase pari-mutuel taxes. It is not possible to determine with certainty the likelihood of any such changes in tax laws or their administration; however, if enacted, such changes could have a material, adverse impact on our business, financial condition and results of operations.

We May Experience Resistance to Certain of Our Business Strategies

We have entered into a reciprocal content swap agreement with MEC to exchange our respective horseracing signals with each other. MEC and the Company have also formed a venture, TrackNet, which serves as agent to MEC and the Company to sell our wagering and video rights to third parties, including racetracks, OTBs, casinos and other ADW providers. TrackNet also acts as agent to MEC and the Company to purchase horseracing wagering and video rights from third parties to make available through our respective outlets including our ADW platform. Other industry participants may not agree to sell and decline to purchase our wagering and video rights from the venture and/or to sell their wagering and video rights to us through the venture. This resistance may reduce the distribution of our wagering and video rights and/or our ability to purchase wagering and video rights for our outlets, including our ADW platform, potentially having a material, adverse impact on our business, financial condition and results of operations. In addition, in the event that TVG, a major competitor of TwinSpires.com, is able to sign other horseracing wagering and video rights owners to exclusive agreements as has been its past business practices, those wagering and video rights owners will not be able to make available their wagering and video rights to TwinSpires.com through TrackNet, which could, in turn, negatively impact our ability to retain and attract customers. TVG was recently acquired by Betfair Group, Ltd., an e-gaming betting platform based in Great Britain. The effect of this acquisition on our business is not known at this time.

We also own a fifty percent interest in a venture that owns and operates a horseracing television channel, HRTV. HRTV serves as our primary distribution channel to homes that rely on certain cable or satellite services for television delivery of horse races. This investment has historically generated operating losses, and we expect that to continue. In addition, HRTV may be unable to negotiate new distribution agreements with cable companies and/or satellite companies, resulting in a reduction in distribution. In addition, our customers may not subscribe to the services needed to access our horse races or may be confused about where to view our horse races. Any of these risks could have a material, adverse impact on our business, financial condition and results of operations.

We May Not be Able to Attract Quality Horses and Trainers

To provide high quality horse racing, we must attract the country’s top horses and trainers. Our success in attracting the top horses and trainers largely depends on the overall horse population available for racing and our ability to offer and fund competitive purses. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases such as the neurologic form of Equine Herpes Virus—I and Strangles, which is caused by the organism streptococcus equine. If any of our racetracks is faced with a sustained outbreak of a contagious equine disease, or if we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks and a competitive purse structure, our profitability could decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements.

Any decline in the number of suitable race horses could make it more difficult for us to top horses and trainers. This, in turn, could force us to decrease the size of our purses or other benefits we offer, to conduct fewer races or to accept horses of a lower quality.

We Experience Significant Seasonal Fluctuations in Operating Results

We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we can offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races could have a material, adverse impact on our business, financial condition and results of operations. Our live racing schedule dictates that we earn a substantial portion of our net earnings in the second quarter of each year when the Kentucky Derby and the Kentucky Oaks races are run during the first weekend in May. Business interruption, such as weather conditions, could affect our ability to conduct our most popular races. Any adverse impact on our races, including the Kentucky Derby, the Kentucky Oaks and key races at our other racetracks could have a material, adverse impact on our business, financial condition and results of operations.

Our Business Depends on Providers of Totalisator Services

In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by United Tote Company and AmTote International, Inc. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. There are only three major vendors that provide this service in North America. The loss of any one of these vendors as a provider of this critical service would decrease competition and could result in an increase in the cost to obtain these services. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive and could result in a disruption of service. One vendor, Amtote, is owned by MEC. Amtote provides totalisator services to Arlington Park, Calder, Fair Grounds and TwinSpires. MEC has stated its ability to continue as a going concern is in substantial doubt.

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

We May be Held Responsible for Contamination, Even if We Did Not Cause the Contamination

Our business is subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. In addition, environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions.

Inclement Weather and Other Conditions May Affect Our Ability to Conduct Live Racing

Since horseracing, festivals and certain other entertainment events are conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, storms, tornadoes and hurricanes, could cause events to be cancelled and/or wagering to suffer. If a business interruption were to occur and continue for a significant length of time, at any of our racetracks, it could materially, and adversely affect our business, financial condition and results of operations. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to severe weather conditions, natural disasters and other casualties. During 2005, we sustained disruption to our operations at Calder in Florida, Fair Grounds and our OTB locations in Louisiana due to the damage caused by hurricanes. Any flood or other severe weather condition that could lead to the loss of use of our other facilities for an extended period could have a material, adverse impact on our business, financial condition and results of operations.

We May Not be Able to Complete Acquisition or Expansion Projects on Time, on Budget or as Planned

We expect to pursue expansion and acquisition opportunities, and we regularly evaluate opportunities for development, including acquisitions or other strategic corporate transactions which may expand our business operations.

We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition candidates and/or development partners, negotiating projects on acceptable terms, and managing and integrating the acquisition or development projects. The integration of new operations and any other properties we may acquire or develop will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating new projects or acquired businesses may also interrupt the activities of those businesses or our pre-existing businesses, which could have a material, adverse impact on our business, financial condition and results of operations. We cannot assure that any new projects or acquired businesses will be completed or integrated successfully.

Management of new properties or business operations, especially in new geographic areas, may require that we increase our managerial resources. We cannot assure that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or developments.

We Depend on Agreements with Our Horsemen

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the “Horsemen’s Groups”). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their Horsemen’s Groups typically provide that those racetracks must receive consent from the Horsemen’s Groups before we can accept wagers on their races. For example, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, is currently withholding its consent for Santa Anita to send its racing signal to Churchill Downs for import wagering. Further, the IHA and various state laws, require that we have written agreements with Horsemen’s Groups at our racetracks in order to simulcast races on an export basis. If we fail to maintain these agreements, then we may not be permitted to simulcast races on an export basis. In addition, our simulcasting agreements are generally subject to the consent of these Horsemen’s

Groups. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could materially and adversely impact our business, financial condition and results of operations.

We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder to have an agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), governing the contribution of a portion of revenues from slot machine gaming to purses on live thoroughbred races conducted at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association (“FTBOA”) governing the contribution of a portion of revenues from slot machines gaming to breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming. We have entered into the Calder Slots Agreement with the FHBPA and reached an agreement with the FTBOA for the sharing of slot revenue at Calder.

The Company’s business was negatively impacted as a result of certain Horsemen’s Groups refusing to give required consents during 2008. The FHBPA, the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) and the Kentucky Thoroughbred Association, Inc. (the “KTA”) withheld their consent under the IHA for the exporting of racing signals from Churchill Downs and Calder to national ADW businesses, including TwinSpires, during most of 2008. Kentucky Horsemen’s Groups did consent to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Classic races on May 2 and May 3, 2008 to ADW businesses. Calder was precluded from exporting racing signals to any ADW business except for New York Racing Association’s ADW business, which operates on a limited basis outside the State of New York. In addition, for the spring meet (April 26, 2008 through July 6, 2008) and the fall meet (October 26 through November 29, 2008), no export of racing signals was made from Churchill Downs to any ADW business. On December 22, 2008, the FHBPA granted consent to Calder to export its racing signal to most ADW businesses through January 2, 2010. On December 31, 2008, the KHBPA and the KTA gave their consent to the export of Churchill Downs’ racing signals to ADW businesses, including TwinSpires for its 2009 spring racing meet (April 25 through July 5, 2009). However, we cannot predict whether the KHBPA and the KTA will provide consent beyond the spring racing meet of Churchill Downs. During the pendency of the dispute with the Horsemen’s Groups, the Company experienced generalized decreases in live attendance at its racetracks and reduced traffic on TwinSpires due to the more limited racing content and wagering opportunities available to customers. On April 22, 2008, the Company announced that it was reducing overnight purses at Calder by 30%, effective April 27, 2008. On May 9, 2008, the Company announced that it was reducing overnight purses at Churchill Downs by 20%, effective May 14, 2008 and reducing purses for eight stakes races, including six races in its Summit of Speed card at Calder. On August 29, 2008, the Company announced that it was reducing Churchill Downs fall 2008 racing meet stakes schedule by $975,000. On November 11, 2008, the Company announced that it was reducing Churchill Downs fall 2008 racing meet’s overnight schedule by 10% and stakes races by an additional $150,000. Such reductions negatively impact the Company’s ability to continue to attract high quality thoroughbreds to its racetracks.

The Louisiana HBPA gave its consent for Fair Grounds to export its racing signal to national ADW businesses for its racing meet, which commenced on November 14, 2008 and continues through March 29, 2009. Arlington Park does not currently have the consent of the Illinois Thoroughbred Association, its horsemen’s group, to simulcast its races on an export basis. We cannot predict whether Arlington Park will receive the consent. Its upcoming meet is from May 1, 2009 through September 27, 2009.

It is not certain that we will be able to maintain agreements with, or to obtain required consent from, our Horsemen’s Groups. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.

We Depend on Agreements with Other Constituents in the Industry

Various state laws require that an ADW business, like TwinSpires, must have an agreement in place with a racetrack located in a state before it can accept wagers from residents of that state. For example, California law requires that an ADW business must have an agreement with a racetrack in California as a condition to accepting wagers from residents of California. Virginia law requires an ADW business to have an agreement with the racetrack and horsemen in Virginia as a condition to accepting wagers from residents of Virginia. There is no assurance that we will be able to enter into agreements on acceptable terms in those states where such agreements are required. Failure to enter into such agreements could preclude TwinSpires from accepting wagers from residents of those states, and could have a material, adverse impact on our business, financial condition and results of operations.

We Depend on Key Personnel

We are highly dependent on the services of Robert L. Evans, our President and Chief Executive Officer, and other members of our management team. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

We May Not be Able to Adequately Insure Our Properties

The significant damage and resulting insurance claims caused by (i) Hurricane Katrina to the New Orleans, Louisiana area and our Fair Grounds facility and OTBs; and (ii) Hurricane Wilma to South Florida and our Calder facility has increased the costs of obtaining property coverage for our facilities and significantly impacted our ability to obtain and maintain adequate property coverage at our facilities. Our inability to obtain and maintain adequate property coverage at reasonable prices could have a material, adverse impact on our business, financial condition and results of operations.

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

Although we perform financial, operational and legal diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks which include:

•	the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;

•	the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the possibility that we have acquired substantial undisclosed liabilities;

•	costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;

•	the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers;

•	the possibility that we may be unable to recruit additional managers with the necessary skills to supplement the management of the acquired businesses; and

•	changes to legal and regulatory guidelines, which may negatively affect acquisitions.

If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be adversely affected.

Any Infringement by Us on Intellectual Property Rights of Others Could Adversely Affect Our Business, Financial Condition and Results of Operations or Result in Litigation

In the course of our business, we become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products and services.

Our results may be affected by the outcome of litigation within our industry and the protection and validity of our intellectual property rights. For example, on May 17, 2007, ODS Technologies, L.P., d/b/a TVG Network filed a patent infringement lawsuit related to account wagering platforms against MEC and Xpressbet, Inc. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation surrounding it has the effect of increasing the risks associated with certain of our product offerings, particularly in the area of advance deposit wagering. There can be no assurance that we would not become a party to litigation surrounding our ADW business or that such litigation would not cause us to suffer losses or disruption in our business strategy.

Other Risks

Many other risks beyond our control could seriously disrupt our operations, including:

•	the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;

•	the impact of interest rate fluctuations and systemic risk in the banking and financial services industries;

•	the financial performance of our racing operations;

•	costs associated with our efforts in support of gaming initiatives; and

•	costs associated with Corporate initiatives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in Item 1. “Business” of this Report.

Our real and personal property (but not including the property of TrackNet, HRTV, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $120 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.	LEGAL PROCEEDINGS

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et. al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the FHBPA alleging that the THG, the FHBPA and various other state horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to OTBs, including ADW companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the KHBPA, the Kentucky Thoroughbred Association (“KTA”) and certain other individuals to the THG Lawsuit. On July 28, 2008, the THG, the KTA and the KHBPA filed separate motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim. The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the IHA when the Company reduced purses by 20% at Churchill Downs. Specifically, the counterclaim alleges that, as required by an agreement, wagers placed through TwinSpires.com on live races at Churchill Downs were not included in the calculation of purses to be paid into the purse account of Churchill Downs, and wagers placed by customers through TwinSpires.com on races conducted at other racetracks simulcast by Churchill Downs must be deemed to have been made at Churchill Downs, but no portion of the wagers made through TwinSpires.com on races simulcast at Churchill Downs was paid into the purse account of Churchill Downs. On February 19, 2009, a hearing was held on the motions to dismiss the THG lawsuit. No ruling on the motions has yet been made.

The Company generates a significant amount of its revenues from sending signals of races from its racetracks to OTB Systems in other states (“export”) and receiving signals from racetracks in other states (“import”). Revenues are earned from pari-mutuel wagering and fees on both import and export signals. Under the IHA, racetrack operators are permitted to contract with OTB Systems for the export of races and the right to accept wagers on such races by the OTB Systems, subject to compliance with the IHA. Compliance with the IHA requires, among other things, (i) approval of the state racing commissions in the state from which the signal is exported and the state in which the wagers are taken and (ii) a written agreement with the Horsemen’s Group which represents the majority of the owners and trainers racing at the racetrack for those races proposed to be exported.

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

THG is an alliance of approximately eighteen Horsemen’s Groups covering over 45 racetracks, including the Company’s Fair Grounds, Churchill Downs, Arlington Park and Calder racetracks. Certain Horsemen’s Groups have appointed the THG as their agent for the purpose of negotiating agreements with the Company relating to revenue sharing on ADW pari-mutuel activity in an amount equal to one-third of the gross wagering takeout by the ADW business, a level that is significantly in excess of current sharing. Pending the resolution of this demand, certain of the Horsemen’s Groups, including the FHBPA and the KHBPA, withheld their consent under the IHA to export the racing signals of the Company’s racetracks to certain OTB systems, including TwinSpires.com.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations (the “Purse Agreement”) and slot machines (the “Slots Agreement”) at Calder. These agreements allowed the Company to resume distributing its signal from Calder to the simulcast network around the country, including to OTB facilities and racetracks (excluding national ADW businesses), beginning with races on July 10, 2008. In addition, certain out-of-state horsemen’s groups that previously withheld the consents required under the IHA to send certain racetracks’ signals to Calder for wagering have now granted those consents. The Purse Agreement and the Slots Agreement initially included provisions that could lead to the termination of those agreements if the agreement with the FTBOA for the sharing of slots revenue was not reached by August 6, 2008; however, on July 31, 2008, Calder and the FHBPA agreed to amend each of the Purse Agreement and Slots Agreement to extend such deadline to August 31, 2008 and then a second time to extend the deadline to September 10, 2008. Calder and the FTBOA reached an agreement for the sharing of slots revenues on September 10, 2008. At the same time, the Company agreed to dismiss with prejudice the FHBPA and its individual defendants from the THG lawsuit with respect to past acts.

The Purse Agreement was effective on July 7, 2008 through January 2, 2009. Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally will make payments to the horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations. In the event that the Company refiles the claims underlying the THG Lawsuit against the FHBPA Defendants, the Purse Agreement will become null and void.

On December 22, 2008, the Company and the FHBPA entered an agreement resolving their remaining outstanding issue, which concerns signal distribution to national ADW businesses. Prior to that time, the Company did not receive revenues from the distribution of Calder’s racing signal to national ADW businesses, including the Company’s ADW business, TwinSpires, for the purpose of accepting wagers. The agreement expires on January 2, 2010. In addition, negotiations have taken place with the two Horsemen’s Groups in Kentucky concerning the export of racing signals from Churchill Downs to national ADW businesses, including TwinSpires. On December 31, 2008, the Kentucky horsemen gave their consent for the Churchill Downs 2009 spring meet (April 25 through July 5, 2009). On February 5, 2009, the Company agreed to dismiss with prejudice the KTA and its individual defendant from the THG lawsuit with respect to past acts.

As a result of the dispute, the racing signals of Calder and Churchill Downs were not exported to national ADW businesses during the second, third and most of the fourth quarters of 2008. While the local Horsemen’s Groups have not withheld consents for the import or export of racing signals to and from Arlington Park and Fair Grounds, there can be no assurance that the local Horsemen’s Groups will continue to consent.

The outcome of the THG Lawsuit cannot be determined at this time. There can be no assurance that the Company will be successful in causing the activities by the THG and the Horsemen’s Groups which are described in the THG Lawsuit to be terminated or that the THG Lawsuit will result in money damages in favor of the Company sufficient to compensate the Company for losses it suffers or whether the Company will be able to collect awarded damages if it is successful. There also can be no assurance that the Company will not be subject to damages in connection with the counterclaim brought by the KHBPA. In the event these matters cannot be resolved in a satisfactory manner, the Company may suffer loss and its business, financial condition and results of operations could be materially and adversely impacted.

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

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 26, 2009 there were approximately 3,684 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2008 - By Quarter				2007 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$55.21	$52.98	$51.85	$49.67	$45.45	$54.64	$54.87	$57.55
Low Sale	$40.22	$34.85	$32.35	$24.11	$39.09	$43.66	$45.38	$48.22
Dividends per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2008:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/08-
	10/31/08	1,596	(1)	$40.42	—	—

Period 2	11/1/08-
	11/30/08	—		—	—	—

Period 3	12/1/08-
	12/31/08	—		—	—	—

		1,596		$40.42	—	—

(1)	Shares of common stock were acquired from grantees of restricted stock in payment of income taxes on the related compensation.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a peer group index and the Nasdaq Market Index for the period of approximately five fiscal years commencing January 1, 2004 and ending December 31, 2008. The peer group index used by the Company is the Media General Leisure Industry Group index, which is a published industry peer index of companies engaged in the leisure industry. As its broad equity market index, we use the Nasdaq Market Index which measures the performance of stocks listed on the Nasdaq Global Market and the Nasdaq Small Cap Market. The graph depicts the result of an investment of $100 in the Company, the Nasdaq Market Index and the Media General Leisure Industry Group index. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	Dec. ‘03	Dec. ‘04	Dec. ‘05	Dec. ‘06	Dec. ‘07	Dec. ‘08
Churchill Downs Inc.	$100.00	$124.23	$103.45	$121.79	$155.16	$117.80
Leisure Industry	$100.00	$139.39	$141.15	$178.52	$177.76	$101.43
NASDAQ	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2008(1)	2007(2)	2006(3)(4)	2005(5)	2004(6)
Operations:

Net revenues	$430,566	$410,735	$376,671	$356,342	$304,888

Operating income	$52,779	$33,636	$49,582	$23,950	$30,994

Net earnings from continuing operations	$29,148	$17,038	$30,217	$13,848	$14,274

Discontinued operations, net of income taxes	$(599)	$(1,307)	$(406)	$65,060	$(5,359)

Net earnings	$28,549	$15,731	$29,811	$78,908	$8,915

Basic net earnings from continuing operations per common share	$2.10	$1.24	$2.24	$1.05	$1.08

Basic net earnings per common share	$2.06	$1.15	$2.21	$5.92	$0.67

Diluted net earnings from continuing operations per common share	$2.09	$1.23	$2.22	$1.04	$1.07

Diluted net earnings per common share	$2.05	$1.14	$2.19	$5.86	$0.67

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance sheet data at Period End:

Total assets	$637,667	$624,816	$546,328	$517,844	$642,594

Working capital (deficiency) surplus	$(29,915)	$(17,979)	$1,650	$(15,269)	$135,640

Long-term debt	$43,140	$67,989	—	$15,602	$225,000

Convertible note payable, related party	$14,234	$13,814	$13,393	$12,973	$12,552

Other Data:

Shareholders’ equity	$393,891	$367,558	$350,079	$316,231	$238,428

Shareholders’ equity per common share	$28.77	$26.88	$26.09	$24.08	$18.48

Additions to property and equipment, exclusive of business acquisitions, net	$40,150	$45,632	$46,599	$43,238	$77,172

The selected financial data presented above is subject to the following information:

(1)	During 2008, we recognized a gain of $17.2 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds from Hurricane Katrina.
(2)	On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 107, Accounting for Income Taxes (“FIN 48”), under which we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits and a corresponding decrease to retained earnings. In addition, during 2007, we recognized a gain of $0.8 million from insurance recoveries, net of losses, related to damages from Hurricane Wilma.
(3)

During 2006, we recognized a gain of $20.6 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds, Calder and Ellis Park, from Hurricane Katrina, Hurricane Wilma and a tornado, respectively ($1.4 million is included in discontinued operations). Also, during 2006, the Company recognized an asset impairment of $7.9 million to write down the long-lived assets of Hoosier Park to their estimated fair value. Finally, during 2006, we recognized a gain of $4.3 million, net of income taxes, on the sale of Ellis Park.

(4)	On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of adopting SFAS No. 123(R).
(5)	During 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.
(6)	During 2004, we recognized a $4.3 million loss representing an unrealized loss on derivative instruments embedded in a convertible promissory note, a $1.6 million gain on the sale of our 19% interest in Kentucky Downs and a $6.2 million asset impairment loss recorded to write down the assets of Ellis Park (part of discontinued operations) to their estimated fair value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2008, we implemented a business realignment that more properly considers recent growth and changes in our business and redefined our four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Racecourse (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida;

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with ten OTBs in Louisiana.

2.	On-Line Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that conducts pari-mutuel wagering in 36 states;

•	Bloodstock Research Information Services (“BRIS”) BRIS, a data service provider for the equine industry;

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•	Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana;

•	Fair Grounds Slots, a slot facility in Louisiana which operates approximately 600 slot machines.

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry;

•	Our other minor investments.

In order to evaluate the performance of these operating segments, we use net revenues and EBITDA as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we are required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

During 2008, we opened our permanent slot facility at Fair Grounds and closed the temporary slot facility, which had been in use since September 2007. The new facility initially includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

During 2008, the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, weakened and contributed to a decline in our pari-mutuel handle of 8% during the year ended December 31, 2008 compared to the same period of 2007. Total handle for the pari-mutuel industry, as published by the National Thoroughbred Racing Association (“NTRA”), declined 7% during the year ended December 31, 2008 compared to the same period of 2007. Disputes with horsemen regarding purse levels related to slot and ADW revenues limited our racing signal distribution and contributed to the decline in our pari-mutuel handle. We anticipate that discretionary spending will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of December 31, 2008, there is $69.0 million of borrowing capacity under our revolving loan facility, which matures September 2010. To date, we have not experienced any limitations in our ability to access these sources of liquidity.

Due to declines in business experienced within the Racing Operations operating segment attributable to disputes with horsemen as well as the impact of overall weakness in the U.S. economy, we determined that a triggering event occurred during the fourth quarter of 2008 requiring impairment assessments of goodwill, indefinite-lived intangible assets, property and equipment and definite-lived intangible assets. As a result, we completed impairment tests, which indicated no adjustments to the carrying values of the assets were required.

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

Recent Developments

Receipt of Source Market Fees

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecast and accepted advance deposit wagers on Arlington Park's races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the NTRA as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid us the source market fees of $4.3 million. We are currently discussing the prospective terms regarding purse payments related to these source market fees with the Illinois Thoroughbred Horsemen’s Association (“ITHA”). We will record the source market fees as revenues, along with the related purse expense during the first quarter of 2009.

Hurricane Gustav

During 2008, we experienced disruption at our Fair Grounds facilities from Hurricane Gustav which required the closure of our OTBs for up to nine days and negatively impacted our results of operations. We have not filed any claims with our insurance carriers nor were any assets impaired as a result of property damage.

Hoosier Park Contingent Consideration

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of our interest in Hoosier Park includes a contingent consideration provision whereby we are entitled to payments of up to $15 million eighteen months following the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2008, we have determined that collectibility of amounts due is not reasonably assured, and therefore, we have not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

Horsemen’s Consent to Distribute Racing Signals

The Thoroughbred Horsemen’s Group LLC (the “THG”), an alliance of approximately eighteen horsemen’s groups covering over 45 racetracks, including Fair Grounds, Arlington Park, Churchill Downs and Calder, has

been appointed an agent on behalf of such horsemen’s groups for the purpose of negotiating agreements with the Company related to sharing revenues on ADW as well as other activities. The THG has previously expressed interest in negotiating an agreement with the Company and its ADW business, TwinSpires, to provide approximately one-third of gross ADW wagering commissions to horsemen’s groups that they represent, which is significantly higher than amounts returned to horsemen’s groups currently.

As a result of THG’s position, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) and the Kentucky Thoroughbred Association, Inc. (the “KTA”) withheld their consent under the Interstate Horseracing Act of 1978 (the “IHA”) for the exporting of racing signals from Churchill Downs and Calder to national ADW businesses, including TwinSpires, during most of 2008. Calder was precluded from exporting racing signals to any ADW business except for the New York Racing Association’s ADW business, which operates on a limited basis outside the State of New York. In addition, for the Churchill Downs spring racing meet (April 26, 2008 through July 6, 2008) and fall racing meet (October 26 through November 29, 2008), no export of racing signals was made from Churchill Downs to any ADW business. On December 22, 2008, the FHBPA granted consent to Calder to export its racing signal to most ADW businesses through January 2, 2010. Kentucky horsemen’s groups did consent to the export of racing signals of the Kentucky Oaks, Kentucky Derby and Woodford Reserve Classic races on May 2 and May 3, 2008 to ADW businesses. On December 31, 2008, the KHBPA and the KTA gave their consent to the export of Churchill Downs’ racing signals to ADW businesses, including TwinSpires.com for its 2009 spring racing meet (April 25 through July 5, 2009).

Horsemen’s groups from racetracks located in other states also withheld their IHA consents for those racetracks to send their racing signals to Calder for wagering purposes.

In connection with these matters, we filed suit against the THG and FHBPA in the Western District of Kentucky on April 24, 2008. We amended our complaint to add the KHBPA, KTA and certain individuals to the lawsuit in 2008. The KHBPA has filed a counterclaim alleging that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the IHA when the Company reduced purses by 20% at Churchill Downs. Specifically, the counterclaim alleges that, as required by an agreement, wagers placed through TwinSpires.com on live races conducted at Churchill Downs were not included in the calculation of purses to be paid into the purse account of Churchill Downs, and wagers placed by customers through TwinSpires.com on races conducted at other racetracks simulcast by Churchill Downs must be deemed to have been made at Churchill Downs, but no portion of the wagers made through TwinSpires.com on races simulcast at Churchill Downs was paid into the purse account of Churchill Downs. On September 10, 2008, we agreed to dismiss with prejudice the FHBPA and its individual directors and officers from this lawsuit. On February 5, 2009, the KTA and its individual officers were dismissed with prejudice from this lawsuit.

For additional information, please refer to Legal Proceedings in Item 3 of Part I of this Annual Report on Form 10-K. As of the date of the filing of this Annual Report on Form 10-K, no horsemen’s groups have withheld consent for any racetrack’s racing signals to be distributed through TwinSpires.

Insurance Recoveries

On March 10, 2008, we entered into a final settlement agreement and release with our excess property insurance carriers relating to our outstanding claims from Hurricane Katrina. The agreed upon settlement amount of $17.2 million covered all outstanding property and business interruption claims. During the year ended December 31, 2008, we received final payments totaling $17.2 million.

Racing World Limited

Racing World Limited, a venture formed April 6, 2006 between RWHC, LLC, a wholly-owned subsidiary of Churchill Downs Incorporated, Magna Entertainment Corporation (“MEC”) and Racing UK Limited, ceased operations on April 30, 2008. As of April 30, 2008, Churchill Downs Incorporated and MEC each regained their in-home wagering and video rights for distribution in the United Kingdom. The parties have mutually agreed to dissolve the venture as a result of lower than expected handle in the United Kingdom.

Slot Operations

On January 29, 2008, residents of Miami-Dade County, where Calder is located, passed a referendum that will allow Calder to operate up to 2,000 slot machines. We are currently in the process of obtaining the requisite land use zoning and permits that would permit the operation of slot machines and table games at the Calder facility. We have not yet applied for the gaming license with the state of Florida.

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

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. This act declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. This act also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of this act within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On October 1, 2007, the Treasury Department published proposed rules and regulations that require U.S. financial firms participating in designated payment systems to have policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.” Activities permitted under IHA are specifically excluded from the definition of “unlawful internet gambling.” Comments on the proposed rules were filed by numerous parties through December 12, 2007. Representatives of the horse racing industry encouraged regulations to mirror statutory languages protecting activities under the IHA. Additionally, language was proposed requiring financial service providers to create a separate merchant code for activities under the IHA. The regulations are now final and will take effect on December 1, 2009. We continue to monitor potential legislative changes that will impact the regulations.

Florida

On January 29, 2008, Miami-Dade voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machine revenues are to be subject to a 50% tax rate. In 2008, Governor Charlie Crist approved a compact with the Seminole tribe that would permit the tribe to operate certain table games and class III slot machines in return for specified revenue to the state of Florida. The compact was voided by the Florida Supreme Court, and legislators are now reviewing options to approve a new compact. As part of those discussions, legislators are evaluating the tax rate on slot machine revenues and product offerings for south Florida pari-mutuel facilities, including Calder. At this point, it is too early to determine whether any modifications to the current regulatory system will be granted.

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

The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The question of law was certified to the Florida Supreme Court, which initially accepted jurisdiction. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. The parties have agreed to a settlement of all pending claims and are preparing documents for a final order of dismissal by the court.

Illinois

Pursuant to the Illinois Horse Racing Act, Arlington Park and all other Illinois racetracks are permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the Illinois Racing Board (“IRB”) to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004, 2005 and 2009 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there would be a material, adverse impact on our business, financial condition and results of operations.

Under previously enacted legislation, the Illinois Horse Racing Equity Fund was scheduled to receive a portion (up to 15% of adjusted gross receipts) of wagering tax from the tenth riverboat casino license issued. The funds are scheduled to be utilized for purses and track discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming to operate a casino in Des Plaines, Illinois. This license may become operable as early as 2010.

During the spring of 2006 session of the Illinois General Assembly, Public Act 94-0805 was passed to create and fund the Horse Racing Equity Trust Fund. The Horse Racing Equity Trust Fund is to be funded from revenues of Illinois riverboat casinos that meet a certain threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to racetracks (30.4% of that total for Arlington Park) and is for improving, maintaining, marketing and operating Arlington Park and may be used for backstretch services and capital improvements. Public Act 94-0805 expired on May 26, 2008.

In an effort to prevent implementation of Public Act 94-0805, the four Illinois riverboat casinos that meet the threshold to contribute to the Horse Racing Equity Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% “surcharge” from the casinos, which was to be deposited in the Horse Racing Equity Trust Fund. The Court ruled in April 2007 that the law was unconstitutional as the law only affects the four suburban casinos and not the five downstate casinos. The Attorney General filed an appeal of this ruling to the Illinois Supreme Court. The riverboats have been paying the monies into a special escrow account and have demanded that the monies not be distributed. A temporary restraining order was granted to prevent distribution of these monies. The complaint alleges that Public Act 94-0805 is unconstitutional. The Illinois Supreme Court reversed the decision of the Circuit Court. However, the riverboat casinos have requested certiorari from the U.S. Supreme Court and filed a petition to stay payment until final determination is made by that court. The Illinois

Attorney General is representing Illinois on this matter, and the litigation is ongoing. As of the date of the filing of this Annual Report on Form 10-K, management does not know the impact that the ultimate outcome of this matter could have on our business, financial condition and results of operations.

During November 2008, the Illinois General Assembly passed legislation to extend Public Act 94-0805 for a period of three years beginning December 12, 2008. The casinos have resumed payment into the Horse Racing Equity Trust Fund and have initiated litigation in the Circuit Court of Will County to enjoin enforcement of the new law (Public Act 95-1008).

Arlington Park will continue to seek authority to operate gaming at the racetrack. The 2008 session of the Illinois legislature ended without enactment of legislation permitting expanded gaming at the racetrack. Legislation allowing slot machines at Illinois racetracks and clarifying the legality of advance deposit wagering was introduced as part of a capital spending plan during 2008 but did not pass.

During January, February and a portion of March when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in Illinois during January 2009 for 204 days, which is an increase of eight days compared to the same period of 2008. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated “host track” could have a material, adverse impact on our business, financial condition and results of operations.

Senate Bill 1298 has been filed in the 2009 session of the Illinois legislature which would clarify the rules of operation for ADW businesses in Illinois. Senate Bill 1298 would impose a tax of 1.5% on all ADW wagers by Illinois residents. At this point, it is too early to determine if Senate Bill 1298 will be enacted.

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

The 2009 session of the Kentucky legislature is currently underway. The Speaker of the House filed House Bill 158 (“HB 158”) which would permit the operation of video lottery terminals at Kentucky racetracks. HB 158, as amended, has passed the Licensing and Occupations Committee. HB 158 stipulates a $100 million license fee payable over the first five years of operation. HB 158 also stipulates a 28% tax rate on gross gaming revenues during the first five years of operation and a 38% tax rate for ensuing years if the facility exceeds $100 million in gross gaming revenues per year. At this time, it is too early to determine if HB 158 will be successful.

On July 24, 2008, Governor Beshear created the Task Force on the Future of Horse Racing and charged the panel to study the economic soundness of the industry, the effectiveness and quality of drug testing, the oversight role of the KHRC and the adequacy of state laws and regulations. The panel’s report included numerous recommendations pertaining to industry financial matters, proper funding and staffing for the KHRC, integrity of racing and pari-mutuel activities and potential lab facilities. HB 158 would address some of the recommendations related to the industry financial matters. Additionally, House Bill 474 (“HB 474”) and House Bill 475 (“HB 475”) were filed to address other recommendations, most notably the proper funding of the KHRC. HB 475 proposes a tax on all ADW wagers made by Kentucky residents at the rate of 3.5%. Revenue from this tax would be used to fund the KHRC, the Kentucky Thoroughbred Development Fund and the state general fund. Currently, the pari-mutuel tax on live race wagers is 3.5% for racetracks with an average daily handle exceeding $1.2 million on live racing. HB 474 proposes to increase the pari-mutuel tax on racetracks with an average daily handle of more than $1 million by 0.327%. Additionally, the takeout rate for exotic wagers would be increased by 0.245%. The revenue from both of these measures would be used to fund the KHRC. At this point, it is too early to determine whether either of the bills will be enacted.

Louisiana

Fair Grounds introduced legislation in the 2008 session of the Louisiana Legislature to amend its city tax on gross gaming revenues. Fair Grounds proposed a 2% local tax while it operated its temporary slot facility, a reduction from 4% that is currently in effect. In addition, Fair Grounds proposed a 4% tax rate on gross gaming revenues during operations of its permanent slot facility, which opened on November 12, 2008. Finally, Fair Grounds proposed to dedicate up to one-half of its city tax to cover the expenses of the Fair Grounds Enhanced Patrol, a security patrol for much of the surrounding neighborhoods of the racetrack. The legislation was ultimately withdrawn, and Fair Grounds is in discussions with local city leaders to introduce a substantially similar ordinance at the city level. At this time, it is too early to determine if those efforts will be successful.

Other States

Montana recently enacted legislation that requires an ADW business accepting wagers from Montana residents to enter into a source market fee agreement with the Montana Racing Commission. Legislators in Virginia enacted legislation that mandates a 10% statewide source market fee.

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

We evaluate our goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For goodwill and indefinite-lived intangible assets, we review the carrying values at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assign estimated useful lives to our definite-lived intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with definite lives are amortized using the straight-line method.

While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for amortization or impairment, thereby impacting our results of operations. If the estimated lives of our definite-lived intangible assets were to decrease based on the factors mentioned above, amortization expense could increase significantly.

Our business can be impacted positively and negatively by legislative and regulatory changes, by economic conditions and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and indefinite-lived intangible assets in accordance with generally accepted accounting principles.

Additional information regarding how our business can be impacted by competition and legislative changes is included in Items 1I and 1J, respectively, in this Annual Report on Form 10-K.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, removed leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” and related guidance from the scope of SFAS No. 157. FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

We adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial condition and results of operations for the year ended December 31, 2008. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

SFAS 141(R), “Business Combinations” (“SFAS No. 141(R)”) establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on transactions recorded to date.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery under such policies as specified in Financial Accounting Standards Board Interpretation No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets.” Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable. Insurance recoveries in excess of estimated losses are recognized when realizable.

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

In 2008, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our quarterly net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have fewer live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2009 and 2008 is included in Item 1H, “Licenses and Live Race Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, off-track betting facilities (“OTBs”) and advance deposit wagering (“ADW”) providers (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other pari-mutuel related revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from video poker and slot machines. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

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

Approximately 65% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our live tracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.0%.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Racing Operations:
Churchill Downs
Total handle	$765,861	$852,603	$932,980	$(86,742)	-10%	$(80,377)	-9%
Net pari-mutuel revenues	$55,143	$60,425	$64,640	$(5,282)	-9%	$(4,215)	-7%
Commission %	7.2%	7.1%	6.9%

Arlington Park
Total handle	$791,319	$820,633	$769,817	$(29,314)	-4%	$50,816	7%
Net pari-mutuel revenues	$71,953	$73,741	$69,124	$(1,788)	-2%	$4,617	7%
Commission %	9.1%	9.0%	9.0%

Calder
Total handle	$649,533	$922,492	$963,508	$(272,959)	-30%	$(41,016)	-4%
Net pari-mutuel revenues	$67,840	$90,282	$94,064	$(22,442)	-25%	$(3,782)	-4%
Commission %	10.4%	9.8%	9.8%

Fair Grounds
Total handle	$498,742	$544,733	$328,300	$(45,991)	-8%	$216,433	66%
Net pari-mutuel revenues	$44,026	$48,805	$39,454	$(4,779)	-10%	$9,351	24%
Commission %	8.8%	9.0%	12.0%

On-line Business
Total handle	$234,413	$86,598	—	$147,815	F	$86,598	NM
Net pari-mutuel revenues	$46,710	$18,267	—	$28,443	F	$18,267	NM
Commission %	19.9%	21.1%	—

Eliminations
Total handle	$(81,488)	$(89,748)	$(96,721)	$8,260	9%	$6,973	7%
Net pari-mutuel revenues	$(6,055)	$(5,669)	$(3,433)	$(386)	-7%	$(2,236)	-65%

Total
Handle	$2,858,380	$3,137,311	$2,897,884	$(278,931)	-9%	$239,427	8%
Net pari-mutuel revenues	$279,617	$285,851	$263,849	$(6,234)	-2%	$22,002	8%
Commission %	9.8%	9.1%	9.1%

NM:    Not meaningful                U:>100% unfavorable                F;>100% favorable

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
No. of live race days	416	423	379	(7)	-2%	44	12%
Net pari-mutuel revenues	$279,617	$285,851	$263,849	$(6,234)	-2%	$22,002	8%
Gaming revenues	50,102	29,115	24,242	20,987	72%	4,873	20%
Other operating revenues	100,847	95,769	88,580	5,078	5%	7,189	8%

Total net revenues	$430,566	$410,735	$376,671	$19,831	5%	$34,064	9%

Operating income	$52,779	$33,636	$49,582	$19,143	57%	$(15,946)	-32%
Operating income margin	12%	8%	13%
Net earnings from continuing operations	$29,148	$17,038	$30,217	$12,110	71%	$(13,179)	-44%
Diluted net earnings from continuing operations per common share	$2.09	$1.23	$2.22

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our total net revenues increased $19.8 million primarily as a result of the performance of TwinSpires, which enjoyed a full year of operations compared to eight months of operations during 2007. In addition, we experienced the impact of a full year of slot operations at Fair Grounds compared to a partial year of slot operations during 2007. These increases were partially offset by decreased revenues at Calder caused primarily by the fact that certain horsemen’s groups withheld their consent to import or export racing signals during a portion of the year ended December 31, 2008. In addition, Racing Operations conducted seven fewer live race days in 2008 compared to 2007. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings per common share included:

•

During the year ended December 31, 2008, we recognized a gain of $17.2 million compared to $0.8 million recognized during the same period of 2007 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 at Fair Grounds and Calder.

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

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings per common share included:

•

During the year ended December 31, 2007, we recognized a gain of $0.8 million compared to $19.2 million during the same period of 2006 related to insurance recoveries, net of losses associated with damages sustained from natural disasters that occurred during 2005 at Fair Grounds and Calder.

•	Equity in loss of unconsolidated investments increased during the year ended December 31, 2007 primarily as a result of the performance of our investments in HRTV, TrackNet and Racing World.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Purse expenses	$111,716	$121,367	$118,999	$(9,651)	-8%	$2,368	2%
Depreciation / amortization	28,847	23,284	19,164	5,563	24%	4,120	21%
Other operating expenses	203,715	181,753	163,444	21,962	12%	18,309	11%
SG&A expenses	50,709	51,479	44,713	(770)	-1%	6,766	15%
Insurance recoveries, net of losses	(17,200)	(784)	(19,231)	(16,416)	F	18,447	96%

Total expenses	$377,787	$377,099	$327,089	$688	—	$50,010	15%

Percent of revenue	88%	92%	87%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Total expenses remained constant during the year ended December 31, 2008 compared to the same period of 2007 as increased expenses associated with new ventures were largely offset by an increase in insurance recoveries, net of losses of $16.4 million related to Hurricane Katrina, as well as purse declines due to lower pari-mutuel revenues caused primarily by disputes with horsemen. Further discussion of expense variances by our reported segments is detailed below.

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during 2007. In addition, we experienced increased operating expenses related to the operation of the permanent slot facility at Fair Grounds, which opened during November 2008, replacing the temporary slot facility, which opened during September 2007.

•

Depreciation and amortization increased primarily as a result of experiencing a full year impact of expense related to the acquisition of ATAB and BRIS and increased depreciation and amortization related to the slot facility in Louisiana.

•

Purse expenses decreased in conjunction with lower pari-mutuel revenues experienced at Calder and Churchill Downs as a result of the refusal by certain horsemen’s groups to grant consents to export and import racing signals for wagering purposes. In addition, we experienced lower purse expenses at Fair Grounds generated by lower pari-mutuel revenues associated with declining business trends and business interruption resulting from Hurricane Gustav. We believe increased competition in Louisiana created by the continued reopening of various gaming operations in the region after Hurricane Katrina has negatively impacted our pari-mutuel business. Increases in purse expense driven primarily by the performance of the slot operations in Louisiana partially offset these declines.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total expenses increased 15% during the year ended December 31, 2007 primarily as a result of 48 additional live racing days at Fair Grounds as well as a reduction in insurance recoveries, net of losses of $18.4 million related to Hurricanes Katrina and Wilma.

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased due to the acquisition of ATAB and BRIS, the launch of TwinSpires and the opening of the temporary slot facility at Fair Grounds. These increases were partially offset by decreased purse and other live racing meet-related expenses at Churchill Downs primarily as a result of four fewer race days during the year ended December 31, 2007 compared to the same period of 2006.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Interest income	$612	$946	$866	$(334)	-35%	$80	9%
Interest expense	(2,198)	(3,525)	(1,869)	1,327	38%	(1,656)	-89%
Equity in loss of unconsolidated investments	(3,047)	(3,372)	(839)	325	10%	(2,533)	U
Miscellaneous, net	1,654	1,659	1,869	(5)	—	(210)	-11%

Other income (expense)	$(2,979)	$(4,292)	$27	$1,313	31%	$(4,319)	U

Income tax provision	$(20,652)	$(12,306)	$(19,392)	$(8,346)	-68%	$7,086	37%
Effective tax rate	41%	42%	39%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Interest expense decreased primarily due to the lower average outstanding debt balances and a lower average interest rate. We have made partial repayments of the $55 million borrowed to fund the acquisition of ATAB and BRIS. Our weighted average interest rate was 1.5% as of December 31, 2008 compared to 5.7% as of December 31, 2007.

•	Our effective tax rate decreased from 42% to 41% in 2008 resulting primarily from a reduction in non-deductible legislative initiative costs incurred during 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting the comparability of other income and expense and the income tax provision include:

•	Equity in loss of unconsolidated investments increased during the year ended December 31, 2007 primarily as a result of the performance of our investments in HRTV and TrackNet.

•

Interest expense increased primarily due to the fact that we borrowed $55.0 million to fund the acquisition of ATAB and BRIS during 2007, as well as a result of the recognition of a loss on extinguishment of debt in the amount of $0.4 million representing the write-off of unamortized deferred financing costs related to our previous credit facility during the year ended December 31, 2007.

•	Our effective tax rate increased from 39% to 42% in 2007 resulting primarily from the non-deductibility of legislative initiative costs recognized during 2007.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Churchill Downs	$120,018	$119,923	$123,858	$95	—	$(3,935)	-3%
Arlington Park	85,768	88,766	82,863	(2,998)	-3%	5,903	7%
Calder	70,686	93,712	97,935	(23,026)	-25%	(4,223)	-4%
Fair Grounds	53,519	58,374	46,626	(4,855)	-8%	11,748	25%

Total Racing Operations	329,991	360,775	351,282	(30,784)	-9%	9,493	3%
On-line Business	53,959	22,274	—	31,685	F	22,274	NM
Gaming	50,648	29,198	24,242	21,450	73%	4,956	20%
Other Investments	3,415	3,406	3,842	9	—	(436)	-11%
Corporate	559	2,329	2,179	(1,770)	-76%	150	7%
Eliminations	(8,006)	(7,247)	(4,874)	(759)	-10%	(2,373)	-49%

	$430,566	$410,735	$376,671	$19,831	5%	$34,064	9%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Significant items affecting comparability of our revenues by segment include:

•

On-line Business revenues increased primarily as a result of the performance of TwinSpires.com, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007. During 2008, we were successful in expanding the racing content offered through TwinSpires.com, adding the racing content of New York Racing Association, Arlington Park, Monmouth and Meadowlands.

•

Gaming revenues increased primarily due to the performance of the slot operations at Fair Grounds. The permanent slot facility opened during November 2008, replacing the temporary slot facility, which opened during September 2007. The number of slot machines in operation increased from 250 to 606 during 2008.

•

Calder revenues decreased primarily due to the fact that certain horsemen’s groups withheld their consent to import or export racing signals to or from Calder during a portion of 2008 compared to the same period of 2007. In addition, Calder conducted twelve fewer live race days during the year ended December 31, 2008 compared to the same period of 2007.

•

Fair Grounds revenues decreased primarily due to lower import simulcast pari-mutuel revenues, which we believe was caused by declining business trends overall and business interruption resulting from Hurricane Gustav. We believe increased competition in Louisiana created by the continued reopening of various gaming operations in the region after Hurricane Katrina negatively impacted our pari-mutuel business.

•

Arlington Park revenues decreased primarily as a result of lower attendance driving lower on-track and import wagering due, in part, to general economic weakness during the year ended December 31, 2008 compared to the same period of 2007.

•	Corporate revenues decreased due to the discontinuation of certain simulcast wagering settlement services historically performed for third parties.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting comparability of our revenues by segment include:

•	On-line Business revenues increased due to the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007.

•	Fair Grounds revenues increased primarily as a result of 48 additional live racing days during the year ended December 31, 2007.

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

•	Gaming revenues increased due to the opening of the temporary slot facility at Fair Grounds during September 2007.

•

Calder revenues decreased primarily as a result of lower pari-mutuel revenues earned during the fourth quarter of 2007 compared to the same period of 2006. We believe lower pari-mutuel revenues is attributable to statutory changes that occurred in the state of Florida. Effective September 21, 2007, all pari-mutuel facilities in Dade and Broward counties were permitted to enter into contractual arrangements that allow the host facility to send its live and import simulcast products to other facilities in the two counties. In addition, changes were made to card room legislation that increased competition.

•

Churchill Downs revenues decreased primarily as a result of four fewer race days during the year ended December 31, 2007 compared to the same period of 2006. In addition, Churchill Downs recognized less source market fee revenues during the year ended December 31, 2007 compared to the same period of 2006, which was attributable to the expiration of an agreement with a third-party ADW provider.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Racing Operations	$57,107	$47,578	$61,559	$9,529	20%	$(13,981)	-23%
On-line Business	6,306	(1,505)	—	7,811	F	(1,505)	NM
Gaming	18,918	11,160	10,587	7,758	70%	573	5%
Other Investments	1,647	504	1,132	1,143	F	(628)	-55%
Corporate	(3,745)	(2,586)	(3,614)	(1,159)	-45%	1,028	28%

Total EBITDA	$80,233	$55,151	$69,664	$25,082	45%	$(14,513)	-21%

Refer to Note 20 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA includes the recognition of $17.2 million of insurance recoveries during the year ended December 31, 2008 related to damages sustained at Fair Grounds from Hurricane Katrina compared to $0.8 million of insurance recoveries recognized in the prior year. The decline in Racing Operations EBITDA excluding insurance recoveries of $6.9 million was driven primarily by lost pari-mutuel wagering at Calder related to the refusal by certain horsemen’s groups to consent to export and import certain racing signals for wagering purposes. In addition, we experienced a decline in pari-mutuel business at Fair Grounds that we believe was caused by increased competition in Louisiana. Partially offsetting this decline was an increase at Churchill Downs from the performance of Kentucky Derby week.

•

On-line Business EBITDA increased as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007. During 2008, we were successful in expanding the racing content offered through TwinSpires.com, adding the content of New York Racing Association, Arlington Park, Monmouth and Meadowlands.

•

Gaming EBITDA increased primarily due to the performance of the slot operations at Fair Grounds. The permanent slot facility opened in November 2008 and replaced the temporary slot facility, which opened during September 2007. The number of slot machines in operation increased from 250 to 606 during 2008.

•	Corporate EBITDA decreased primarily due to lost revenues associated with the discontinuation of certain simulcast wagering settlement services historically performed for third parties.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA includes the recognition of $0.8 million of insurance recoveries, net of losses during the year ended December 31, 2007 related to damages sustained at Calder compared to $16.6 million of insurance recoveries, net of losses recognized in the prior year.

•	On-line Business EBITDA, which created a loss in 2007, reflects the initial expenses from the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,		‘08 vs. ‘07 Change
	2008	2007	$	%
Total assets	$637,667	$624,816	$12,851	2%
Total liabilities	$243,776	$257,258	$(13,482)	-5%
Total shareholders’ equity	$393,891	$367,558	$26,333	7%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in property and equipment, net and goodwill of $13.8 million and $7.0 million, respectively. Additions to property and equipment primarily included spending related to the permanent slot facility at Fair Grounds and technology investments in the

On-line Business since its launch in 2007. In addition, goodwill increased due to the accrual of earn-out payments related to the acquisition of ATAB and BRIS.

Partially offsetting these increases were decreases in accounts receivable, net of $5.4 million and other assets of $2.7 million. The decrease in accounts receivable was due to better collection of simulcast receivables at Churchill Downs and Calder, which was partially offset by an increase in racetrack receivables at Churchill Downs due to the timing of billings for the 2009 Kentucky Derby and spring meet. The decrease in other assets was primarily due to a decline in the value of investments used to fund a deferred compensation plan.

•

Significant changes within total liabilities include a decrease in long-term debt of $24.8 million due to payments under our bank revolver arising from cash generated by operating activities, which included collections of Kentucky Derby-related receivables and insurance recoveries.

Partially offsetting this decrease were increases in accounts payable and deferred income taxes of $8.3 million and $5.4 million, respectively. Accounts payable increased primarily as a result of growth of the On-line Business and a total increase in simulcast payables resulting from better management of such payables. Deferred income taxes increased primarily as a result of the impact of accelerated depreciation and amortization expense for income tax purposes, which is generated by recent asset acquisitions such as the slot facility in Louisiana and ATAB and BRIS.

Liquidity and Capital Resources

The following table is a summary of our cash flows (in thousands):

	Year Ended December 31,			‘08 vs. ‘07 Change		‘07 vs. ‘06 Change
	2008	2007	2006	$	%	$	%
Operating activities	$78,234	$51,225	$69,508	$27,009	53%	$(18,283)	-26%
Investing activities	$(49,195)	$(136,473)	$(47,019)	$87,278	64%	$(89,454)	U
Financing activities	$(31,726)	$72,521	$(16,905)	$(104,247)	U	$89,426	F

•

The increase in cash provided by operating activities during the year ended December 31, 2008 is primarily due to the recognition of insurance recoveries related to damages sustained at Fair Grounds from Hurricane Katrina. In addition, the performance of the On-line and Gaming operating segments contributed to higher cash generated from operating activities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

Cash flows from operating activities during 2007 decreased compared to 2006 primarily as a result of excess cash generated during the year ended December 31, 2006 by the collection of insurance proceeds related to damages sustained from natural disasters that occurred during 2005. This decrease was partially offset by cash generated by the additional 48 live race days at Fair Grounds during 2007 as well as cash generated by the operations of ATAB, BRIS and TwinSpires.

•

The decrease in cash used in investing activities during the year ended December 31, 2008 is attributable primarily to a favorable comparison to 2007 related to the acquisition of ATAB and BRIS. Additions to property and equipment during 2008 primarily included spending related to the permanent slot facility and upgrades to our On-line Business.

Cash flows used in investing activities increased during the year ended December 31, 2007 compared to the same period of 2006 primarily as a result of the acquisition of ATAB and BRIS and cash sold in connection with the sale of the remaining ownership interest of Hoosier Park. Additions to property and equipment during the year ended December 31, 2007 primarily included spending related to the new Polytrack racing surface and a new dormitory at Arlington Park as well as the construction of a temporary slot facility at Fair Grounds.

•

We made repayments in excess of our borrowings on our revolving loan facilities of $24.8 million during the year ended December 31, 2008 due to the availability of cash generated by operating activities, including the receipt of insurance proceeds. During the year ended December 31, 2007, we used borrowings on our revolving loan facility to purchase ATAB and BRIS.

Cash flows from financing activities during 2007 increased compared to 2006 as we borrowed in excess of our repayments on our revolving loan facilities primarily due to the fact that funding was needed for the acquisition of ATAB and BRIS.

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

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded net gains on the long put option and short call option in the amount of $0.8 million during each of the years ended December 31, 2008, 2007 and 2006, respectively.

Our commitments to make future payments also consist of obligations under operating lease agreements. Future payments related to the long-term debt, the convertible note payable, related party and operating lease agreements at December 31, 2008 are summarized as follows (in thousands):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$—	$43,140	$—	$—	$43,140
Convertible note payable, related party	—	—	—	16,669	16,669
Interest(1)	643	482	—	—	1,125
Operating leases	7,016	7,371	1,385	—	15,772

Total	$7,659	$50,993	$1,385	$16,669	$76,706

(1)	Interest includes the estimated contractual payments under our credit facility assuming no change in the LIBOR rate as of December 31, 2008.

As of December 31, 2008, we had approximately $1.8 million of unrecognized tax benefits. Currently we are unsure of the timing of a cash settlement with the applicable taxing authority for these unrecognized tax benefits.

In accordance with an agreement with the FHBPA with respect to the sharing of revenues from slot machines at Calder, we are required to supplement purses for thoroughbred horse races conducted at Calder at a minimum of $14.4 million during the first four years of slot operations depending on the date of the first coin drop.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. Issued in February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2, “Partial Deferral of the Effective Date of SFAS No. 157”, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis, to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position and results of operations.

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

At December 31, 2008, we had $43.1 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of net earnings and comprehensive earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Louisville, Kentucky
March 4, 2009

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,658	$15,345
Restricted cash	13,738	12,018
Accounts receivable, net of allowance for doubtful accounts of $1,187 in 2008 and $1,358 in 2007	40,909	46,335
Deferred income taxes	5,900	6,497
Income taxes receivable	16,895	13,414
Other current assets	10,362	9,673

Total current assets	100,462	103,282

Property and equipment, net	375,418	361,653
Goodwill	115,349	108,349
Other intangible assets, net	32,939	35,420
Other assets	13,499	16,112

Total assets	$637,667	$624,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,745	$32,452
Purses payable	11,301	12,816
Accrued expenses	43,386	43,788
Dividends payable	6,767	6,750
Deferred revenue	28,178	25,455

Total current liabilities	130,377	121,261

Long-term debt	43,140	67,989
Convertible note payable, related party	14,234	13,814
Other liabilities	18,223	20,452
Deferred revenue	18,296	19,680
Deferred income taxes	19,506	14,062

Total liabilities	243,776	257,258

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,689 shares and 13,672 shares issued at December 31, 2008 and 2007, respectively	142,327	137,761
Retained earnings	251,564	229,797

Total shareholders’ equity	393,891	367,558

Total liabilities and shareholders’ equity	$637,667	$624,816

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2008	2007	2006
Net revenues:
Net pari-mutuel wagering	$279,617	$285,851	$263,849
Net gaming	50,102	29,115	24,242
Other operating	100,847	95,769	88,580

	430,566	410,735	376,671
Operating expenses:
Purses	111,716	121,367	118,999
Other direct expenses	232,562	205,037	182,608
Selling, general and administrative expenses	50,709	51,479	44,713
Insurance recoveries, net of losses	(17,200)	(784)	(19,231)

Operating income	52,779	33,636	49,582
Other income (expense):
Interest income	612	946	866
Interest expense	(2,198)	(3,525)	(1,869)
Equity in loss of unconsolidated investments	(3,047)	(3,372)	(839)
Miscellaneous, net	1,654	1,659	1,869

	(2,979)	(4,292)	27

Earnings from continuing operations before provision for income taxes	49,800	29,344	49,609
Provision for income taxes	(20,652)	(12,306)	(19,392)

Net earnings from continuing operations	29,148	17,038	30,217
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(599)	55	(4,685)
(Loss) gain on sale of assets	—	(1,362)	4,279

Net earnings	$28,549	$15,731	$29,811

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$2.10	$1.24	$2.24
Discontinued operations	(0.04)	(0.09)	(0.03)

Net earnings	$2.06	$1.15	$2.21

Diluted
Net earnings from continuing operations	$2.09	$1.23	$2.22
Discontinued operations	(0.04)	(0.09)	(0.03)

Net earnings	$2.05	$1.14	$2.19

Weighted average shares outstanding:
Basic	13,541	13,458	13,159
Diluted	14,017	13,972	13,667

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(in thousands, except per common share data)

	Common Stock		Retained Earnings	Unearned Compensation	Total
	Shares	Amount
Balance, December 31, 2005	13,132	121,270	198,001	(3,040)	316,231
Net earnings			29,811		29,811
Issuance of common stock for employee benefit plans	298	7,888			7,888
Grant of restricted stock	5				—
Restricted stock forfeitures	(15)				—
Amortization of restricted stock		1,187			1,187
Adoption of SFAS No. 123(R)		(3,040)		3,040	—
Windfall tax benefit from share-based compensation		1,490			1,490
Employee stock purchase plan expense		142			142
Cash dividends, $0.50 per share			(6,670)		(6,670)

Balance, December 31, 2006	13,420	128,937	221,142	—	350,079
Net earnings			15,731		15,731
Issuance of common stock for employee benefit plans	111	3,187			3,187
Windfall tax benefit from share-based compensation		615			615
Repurchase of common stock	(16)	(838)			(838)
Grant of restricted stock	166				—
Restricted stock forfeitures	(9)				—
Amortization of restricted stock		4,033			4,033
Cash dividends, $0.50 per share			(6,750)		(6,750)
Restricted dividends, $0.50 per share			(7)		(7)
Stock option plan expense		1,827			1,827
Adoption of FIN 48			(319)		(319)

Balance, December 31, 2007	13,672	137,761	229,797	—	367,558
Net earnings			28,549		28,549
Issuance of common stock for employee benefit plans	20	448			448
Windfall tax benefit from share-based compensation		23			23
Repurchase of common stock	(3)	(151)			(151)
Grant of restricted stock	1				—
Restricted stock forfeitures	(1)				—
Amortization of restricted stock		2,681			2,681
Cash dividends, $0.50 per share			(6,767)		(6,767)
Restricted dividends, $0.50 per share			(15)		(15)
Stock option plan expense		1,565			1,565

Balance, December 31, 2008	13,689	$142,327	$251,564	$—	$393,891

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$28,549	$15,731	$29,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,847	23,284	20,919
Asset impairment loss	—	—	21,517
Gain on sale of business	—	297	3,738
Equity in loss of unconsolidated investments	3,047	3,372	839
(Gain) loss on sale of assets	(423)	(1,763)	11
Unrealized gain on derivative instruments	(817)	(817)	(817)
Share-based compensation	4,246	5,860	1,329
Deferred tax (benefit) provision	5,691	(818)	2,014
Other	611	937	21
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	1,074	3,738	(7,778)
Accounts receivable	10,970	(4,922)	721
Other current assets	(1,557)	(1,101)	(2,252)
Income taxes	(3,477)	(1,202)	(11,520)
Accounts payable	8,735	2,299	(1,468)
Purses payable	(1,515)	(2,825)	7,099
Accrued expenses	(1,898)	3,898	4,122
Deferred revenue	(4,151)	2,436	(671)
Other assets and liabilities	302	2,821	1,873

Net cash provided by operating activities	78,234	51,225	69,508

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(79,393)	—
Additions to property and equipment	(40,150)	(45,632)	(46,599)
Purchases of minority investments	(2,609)	(2,853)	—
Contingency payment for acquisition of business	(3,500)	—	—
Proceeds from sale of business, net of cash sold	(2,000)	(8,897)	(435)
Proceeds on sale of property and equipment	991	2,972	15
Change in deposit wagering asset	(1,927)	(2,670)	—

Net cash used in investing activities	(49,195)	(136,473)	(47,019)

Cash flows from financing activities:
Borrowings on bank line of credit	290,301	335,737	305,359
Repayments of bank line of credit	(315,150)	(262,598)	(320,961)
Change in deposit wagering liability	913	(313)	—
Change in book overdraft	(1,360)	3,401	(4,161)
Payments of dividends	(6,750)	(6,670)	(6,520)
Windfall tax benefit from share-based compensation	23	615	1,490
Repurchase of common stock	(151)	(838)	—
Common stock issued	448	3,187	7,888

Net cash (used in) provided by financing activities	(31,726)	72,521	(16,905)

Net (decrease) increase in cash and cash equivalents	(2,687)	(12,727)	5,584
Cash and cash equivalents, beginning of year	15,345	28,072	22,488

Cash and cash equivalents, end of year	12,658	15,345	28,072
Cash and cash equivalents included in assets held for sale	—	—	7,321

Cash and cash equivalents in continuing operations	$12,658	$15,345	$20,751

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,016	$2,323	$1,018
Income taxes	$18,762	$12,494	$19,146
Schedule of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	—	$36	$1,839
Assignment of notes receivable	—	$4,000	—
Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	—	$4,163	—
Other current assets	—	$152	—
Other non-current assets	—	$5	—
Property and equipment, net	—	$848	—
Goodwill	$7,000	$53,562	—
Accounts payable	—	$4,144	—
Accrued expenses	—	$162	—
Deferred revenue	—	$31	—

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horse racing at Calder Race Course (“Calder”), Arlington Park Racecourse, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, Inc. (“VSI”), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Churchill Downs Investment Company (“CDIC”), the owner of minority investments in HRTV, LLC (“HRTV”), TrackNet Media Group, LLC (“TrackNet”) and Churchill Downs Simulcast Productions, LLC (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

Intangible Assets

The Company determines the initial carrying value of its intangibles in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible. For definite-lived intangible assets, the

Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from 5 to 17 years using the straight-line method.

Long-lived Assets

In the event that facts and circumstances indicate that the carrying amount of tangible or definite-lived intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. The impairment loss is based on the excess, if any, of the carrying value over the fair value of the assets. Due to declines in business experienced within the Racing Operations operating segment attributable to disputes with horsemen as well as the impact of overall weakness in the U.S. economy, the Company determined that an impairment assessment of its tangible and definite-lived intangible long-lived assets was necessary during the fourth quarter of 2008. Based on the Company’s estimate of future, undiscounted cash flows as of December 31, 2008, no adjustment to the carrying values of tangible or definite-lived intangible long-lived assets was required.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2008, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required. In addition, due to declines in business experienced within the Racing Operations operating segment attributable to disputes with horsemen as well as the impact of overall weakness in the U.S. economy, the Company determined that a triggering event occurred during the fourth quarter of 2008 requiring an interim impairment assessment of goodwill and indefinite-lived intangible assets. As a result, the Company completed an interim impairment test, which indicated no adjustment to the carrying values of goodwill or indefinite-lived intangible assets was required.

Internal Use Software

The Company capitalized internal use software of approximately $2.2 million, $4.7 million, and $0.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. The estimated useful life of costs capitalized is generally five years. During the years ended December 31, 2008, 2007 and 2006, the amortization of capitalized costs totaled approximately $0.2 million, $0.4 million, and $1.6 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Loan Origination Costs

Loan origination costs on the Company’s revolving line of credit are being amortized using the straight-line method over the terms of the loan agreements, which approximates the effective interest method.

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

Approximately 65% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 16% to 21%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.0%.

Customer Loyalty Programs

Our customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for slot machine gaming in Louisiana, offer incentives to customers who wager at our racetracks or play slot machines in Louisiana. Under the programs, customers are able to accumulate points over time that they may redeem for cash, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned. The value of the cost to provide points is recorded as the points are earned and is included as a reduction of net pari-mutuel and net gaming revenues on our Consolidated Statements of Earnings. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental marginal costs of the benefits, rates and the mix of goods and services for which points will be redeemed. The Company uses historical data to assist in the determination of estimated accruals. As of December 31, 2008 and 2007, $5.4 million and $2.7 million, respectively, was recognized for the cost of anticipated point redemptions.

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

Purse Expense

The Company recognizes purse expense from the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of races run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments, which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are realized.

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

Un-Cashed Winning Tickets

The Company’s policy for un-cashed winning pari-mutuel tickets follows the requirements as set forth by each state’s pari-mutuel wagering laws. The Company will either remit un-cashed pari-mutuel ticket winnings to the state according to the state’s escheat or pari-mutuel laws or will maintain the liability during the required holding period according to state law at which time the Company will recognize it as income.

Insurance Recoveries

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one accounting period and the amounts to be recovered are collected in a subsequent accounting period, management uses estimates and judgment to determine the amounts that are probable of recovery as specified in Financial Accounting Standards Board (“FASB”) Interpretation No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets.” Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable. Insurance recoveries in excess of estimated losses are recognized when realizable.

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

Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method, beginning on January 1, 2006, and therefore began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of adopting SFAS No. 123(R). See Note 16 for further details.

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS. The Company has determined that the convertible promissory note issued to a shareholder as described in Note 13 is a participating security. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods when the Company reports net earnings, potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS. See Note 19 for further details.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to the valuation of property and equipment, income tax liabilities, allowance for doubtful accounts receivable, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the Company operates, and to the aggregate costs for self-insured liability claims.

Reclassifications

Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues or total operating expenses.

NOTE	2—CALDER RACE COURSE PURSE AGREEMENTS

In 2008, certain subsidiaries of the Company reached agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”) with respect to the sharing of revenues from pari-mutuel operations (the “Purse Agreement”) and slot machines (the “Slots Agreement”) at Calder. These agreements allowed Calder to resume distributing its signal from Calder to simulcast outlets around the country, OTBs and racetracks (but excluding national ADW companies), beginning with races on July 10, 2008. In addition, certain out-of-state horsemen’s groups that previously withheld the consents required under the Interstate Horseracing Act of 1978 (the “IHA”) to send certain racetracks’ signals to Calder for wagering have now granted those consents.

The Purse Agreement became effective on July 7, 2008. Under the terms of the Purse Agreement, the Company generally makes payments to the horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations.

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

Calder and the Florida Thoroughbred Breeders and Owners Association (“FTBOA”) reached agreement (the “Breeders Agreement”) for the sharing of slots revenue on September 10, 2008. Under the Breeders Agreement, Calder will supplement the payment of thoroughbred breeders stallion and special racing awards in an amount equal to 0.75% of slot machine revenue annually. The Breeders Agreement will be effective on the date of the First Coin Drop and will expire on the tenth anniversary of the first December 31st after the First Coin Drop subject to five-year renewal periods at the election of the FTBOA.

NOTE	3—ACQUISITIONS AND NEW VENTURES

Acquisitions Closed During the Second Quarter of 2007

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) (collectively, “ATAB and BRIS”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million based upon the financial performance of the operations of the ADW business during the five years ended June 30, 2012. During the first quarter of 2008, the Company determined that defined financial performance conditions would be achieved at some point prior to June 30, 2012 and, therefore, accrued the entire earn-out payment of $7.0 million as a current liability with a corresponding increase to goodwill. During the year ended December 31, 2008, the Company paid $3.5 million of the earn-out payment. The transaction includes the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel industry.

The acquisitions of ATAB and BRIS were accounted for under the purchase method. The Company engaged a third party to assist management in performing a valuation of the acquired assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Accounts receivable, net	$4,163
Prepaid expenses	152
Other assets	5
Property and equipment	4,848
Goodwill	60,562
Other intangible assets	21,000

Total assets acquired	90,730
Accounts payable	4,144
Accrued expenses	162
Deferred revenue	31

Total liabilities acquired	4,337

Net purchase price	$86,393

The fair value of other intangible assets consists of the following (in thousands):

Customer relationships	$7,000
Favorable contracts	11,000
Tradename	3,000

Total intangible assets	$21,000

Depreciation of property and equipment acquired is calculated using the straight-line method over their estimated remaining useful lives as follows: 4 years for equipment and 2 to 3 years for furniture and fixtures. Amortization of intangible assets acquired is calculated using the straight-line method over their estimated useful lives as follows: 5 years for customer relationships and 17 years for favorable contracts. The tradename was determined to have an indefinite life and is not being amortized.

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

	Year Ended December 31,
	2007	2006
Net revenues from continuing operations	$439,669	$425,393
Net earnings from continuing operations	$19,217	$33,670
Net earnings from continuing operations, per common share:
Basic	$1.40	$2.49
Diluted	$1.38	$2.47
Shares used in computing earnings from continuing operations per common share:
Basic	13,458	13,159
Diluted	13,972	13,667

New Ventures

On May 2, 2007, the Company launched an ADW business called TwinSpires, which offers racing fans the opportunity to wager on racing content owned by the Company and other content providers through pre-established accounts. On November 26, 2007, the Company merged the ATAB ADW business with TwinSpires thereby establishing a single brand.

The Company also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet, through which racing content of the Company and MEC will be made available to third parties, including racetracks, OTBs, casinos and ADW providers. TrackNet, in which the Company has a 50% interest, will also act as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, that owns and operates a horse racing television channel, previously wholly-owned by MEC. The Company’s audio visual signal of its races will be distributed by HRTV through certain cable or satellite providers to customers’ homes. Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC will be available for wagering through the racetracks, OTBs and ADW providers owned by each of the Company and MEC. As of December 31, 2008, the Company has made cash investments of $0.8 million and $4.3 million in TrackNet and HRTV, respectively.

NOTE	4—DISCONTINUED OPERATIONS

Sale of Hoosier Park, L.P.

On March 30, 2007, the Company completed the sale of its 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), a privately held, Indiana-based company. Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne. Centaur had owned 38% of Hoosier Park since December 2001 and held options to purchase a greater stake in the track and its OTBs.

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million eighteen months following the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2008, the Company has determined that collectibility of amounts due is not reasonably assured and therefore has not recognized the amounts due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

Sale of Stock of Racing Corporation of America (“RCA”)

On September 28, 2006, the Company completed the sale of all issued and outstanding shares of common stock of RCA, the parent company of Ellis Park Race Course (“Ellis Park”), to EP Acquisition, LLC pursuant to the Stock Purchase Agreement dated July 15, 2006.

Settlement with EP Acquisition, LLC

The Company has reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during 2008 representing a reduction to the original sales proceeds. This reduction was included in discontinued operations for the year ended December 31, 2007 as a loss on the sale of the assets of Ellis Park.

Financial Information

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sold and held for sale businesses have been accounted for as discontinued operations. Accordingly, the results of operations of the sold and held for sale businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of operations of sold and held for sale businesses for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Net revenues	—	$7,789	$49,823
Operating expenses	—	6,860	46,221
Selling, general and administrative expenses	—	612	3,935
Asset impairment loss	—	—	7,871
Insurance recoveries, net of losses	—	—	(1,367)

Operating income (loss)	—	317	(6,837)
Other income (expense):
Interest income	—	62	143
Interest expense	—	(157)	(584)
Miscellaneous, net	$(56)	815	1,527

Other (expense) income	(56)	720	1,086

(Loss) earnings before (provision) benefit for income taxes	(56)	1,037	(5,751)
(Provision) benefit for income taxes	(543)	(982)	1,066

(Loss) earnings from operations	(599)	55	(4,685)
(Loss) gain on sale of assets, net of income taxes	—	(1,362)	4,279

Net loss	$(599)	$(1,307)	$(406)

NOTE	5—NATURAL DISASTERS

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of Fair Grounds and VSI suffered damages from Hurricane Katrina. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a $0.5 million deductible related to any recoveries for damages. As of December 31, 2008, the Company has received a total of $41.5 million in insurance recoveries. During the year ended December 31, 2008, the Company received a payment of $17.2 million, which represents the final payment of all outstanding property and business interruption claims related to the damage.

Hurricane Wilma

On October 24, 2005, Hurricane Wilma caused significant damage to Miami as well as other parts of South Florida. A significant portion of the assets of Calder suffered damages from Hurricane Wilma. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a deductible equal to 2% of the total insured value on an insurable unit basis related to any recoveries for damages. The Company received a total of $4.8 million in insurance recoveries for this claim.

Financial Information

The casualty losses and related insurance recoveries have been included as components of operating income in the Company’s Consolidated Statements of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana	—	$17,200	$17,200

Total	$—	$17,200	$17,200

	Year Ended December 31, 2007
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Florida	—	784	784

Total	$—	$784	$784

	Year Ended December 31, 2006
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Louisiana	$(5,543)	$22,104	$16,561
Florida	(1,330)	4,000	2,670

Total	$(6,873)	$26,104	$19,231

NOTE	6—ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following (in thousands):

	2008	2007
Simulcast receivables	$14,179	$24,329
Trade receivables	14,268	8,270
PSL and hospitality receivables	9,830	10,892
Other receivables	3,819	4,202

	42,096	47,693
Allowance for doubtful accounts	(1,187)	(1,358)

	$40,909	$46,335

NOTE	7—PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	2008	2007
Land	$76,107	$75,962
Grandstands and buildings	299,803	276,292
Equipment	58,654	52,635
Furniture and fixtures	53,433	43,322
Tracks and other improvements	55,894	54,212
Construction in progress	3,402	5,198

	547,293	507,621
Accumulated depreciation	(171,875)	(145,968)

	$375,418	$361,653

Depreciation expense was approximately $26.4 million, $21.6 million and $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified in operating expenses.

NOTE	8—GOODWILL

Goodwill of the Company at December 31, 2008 and 2007 is comprised of the following (in thousands):

	2008	2007
Racing Operations	$50,401	$50,401
Gaming	3,127	3,127
Other Investments	1,258	1,258
On-line Business	60,563	53,563

	$115,349	$108,349

NOTE	9—OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are comprised of the following (in thousands):

	2008	2007
Louisiana slot gaming rights	$11,210	$11,210
Trademarks	3,317	3,317
Illinois Horse Racing Equity Fund	3,307	3,307

Total indefinite-lived	17,834	17,834
Favorable contracts	11,000	11,000
Customer relationships	7,000	7,000
Other	494	4,093

Total definite-lived	18,494	22,093
Accumulated amortization	(3,389)	(4,507)

	$32,939	$35,420

Amortization expense for definite-lived intangible assets was approximately $2.5 million, $1.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified in operating expenses. During the year ended December 31, 2008, the Company eliminated $3.6 million of fully amortized other intangible assets.

Indefinite-lived intangible assets consist primarily of a future right to participate in the Illinois Horse Race Equity Fund, the Louisiana slot gaming asset and trademarks. The Company will determine the estimated useful life of the Illinois Horse Racing Equity Fund upon the relocation of a license to operate a riverboat casino gaming facility in Illinois and will begin amortization of the intangible asset as necessary.

Future estimated aggregate amortization expense on definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2009	$2,077
2010	$2,077
2011	$2,077
2012	$1,260
2013	$677

NOTE	10—INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006
Current payable:
Federal	$12,354	$9,897	$13,596
State and local	2,607	1,634	3,755

	14,961	11,531	17,351

Deferred:
Federal	4,796	1,439	1,689
State and local	895	(664)	352

	5,691	775	2,041

	$20,652	$12,306	$19,392

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2008	2007	2006
Federal statutory tax on earnings before income taxes	$17,430	$10,271	$17,363
State income taxes, net of federal income tax benefit	2,620	1,287	2,351
Non-deductible lobbying and contributions	294	1,327	588
Tax credits	(842)	(156)	—
Deferred tax adjustments	677	—	—
Other permanent differences	473	(423)	(910)

	$20,652	$12,306	$19,392

During 2008, the Company identified adjustments to deferred tax assets and liabilities related to years prior to January 1, 2008. As a result, the Company increased the net deferred tax liability and increased income tax expense by $0.7 million during 2008. The increase to the net deferred tax liability should have been recorded during prior periods and relates primarily to correcting deferred tax liabilities derived from property and equipment. These adjustments were recorded during the fourth quarter of 2008 as the corrections were deemed to be immaterial to both the results of operations for the year ended December 31, 2008 and all prior periods affected.

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Property and equipment in excess of tax basis	$22,603	$18,616
Other	3,412	1,813

Deferred tax liabilities	26,015	20,429
Deferred tax assets:
Deferred compensation plans	6,266	5,111
Allowance for uncollectible receivables	388	525
Deferred liabilities	4,546	4,711
Net operating losses	966	1,269
Other	243	1,248

Deferred tax assets	12,409	12,864

Net deferred tax liability	$13,606	$7,565

Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$19,506	$14,062
Net current deferred tax asset	(5,900)	(6,497)

	$13,606	$7,565

At December 31, 2008, the Company had net operating loss carryforwards for state tax purposes of approximately $22.1 million, which expire in various amounts from 2022 through 2028.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 also requires increased disclosures.

The cumulative effect of adopting FIN 48 was an increase of $0.3 million to unrecognized tax benefits, and a corresponding decrease to retained earnings at January 1, 2007. The amount of unrecognized tax benefits at December 31, 2008 was $1.7 million, all of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increase or decreases in unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of January 1, 2007	$1,020
Additions for tax positions related to the current year	560
Additions for tax positions of prior years	214
Reductions for tax positions of prior years	(122)
Settlements	(34)

Balance as of December 31, 2007	1,638
Additions for tax positions related to the current year	590
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	(40)
Settlements	—

Balance as of December 31, 2008	$2,583

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Net Earnings and Comprehensive Earnings.

The Company’s consolidated federal income tax returns for each of the years ended December 31, 2004, 2005, 2006 and 2007 are currently being audited by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three years after filing of the respective form.

NOTE	11—SHAREHOLDERS’ EQUITY

On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right to purchase a fraction of a share of Series 1998 preferred stock at the rate of one right for each share of the Company’s common stock.

NOTE	12—EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match, at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2008, 2007 and 2006 was approximately $1.0 million, $1.0 million and $0.9 million, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for the years ended December 31, 2008, 2007 and 2006 was approximately $0.5 million, $0.5 million and $0.4 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.

NOTE	13—LONG-TERM DEBT

The following table presents our long-term debt outstanding at December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Long-term debt, due after one year:
$120 million revolving credit facility	$42,000	$63,000
Swing line of credit	1,140	4,989
Convertible note payable, related party, net of unamortized discount of $2.4 million and $2.9 million as of December 31, 2008 and 2007, respectively	14,234	13,814

Total long-term debt	$57,374	$81,803

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

Generally, borrowings made pursuant to the First Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 0.50% to 1.50% depending on certain of the Company’s financial ratios. In addition, under the First Amendment, the Company agreed to pay a commitment fee at rates that range from 0.10% to 0.25% of the available aggregate commitment, depending on the Company leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2008 and 2007 was 1.49% and 5.71%, respectively.

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

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million. A discount of $4.2 million, representing the difference between the notional amount and the fair value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded gains related to the long put option and the short call option in the amount of $0.8 million during each of the years ended December 31, 2008, 2007 and 2006.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2009	$—
2010	43,140
2011	—
2012	—
Thereafter	16,669

Total	$59,809

NOTE	14—OPERATING LEASES

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

The Company has eight operating lease agreements for Fair Grounds OTBs. Six OTB leases expire in 2009, and two OTB leases expire in 2011.

The Company also leases certain totalisator and audio/visual equipment that are partially contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalisator, audio/visual equipment, land and facilities, was approximately $5.3 million, $4.4 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $12.5 million, $9.8 million and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum operating lease payments are as follows, not including the contingent portion of totalisator and audio visual equipment (in thousands):

Year Ended December 31,
2009	$7,016
2010	4,711
2011	2,660
2012	1,382
2013	3
Thereafter	—

Total	$15,772

NOTE	15—LONG-TERM INCENTIVE PLAN

During 2008, the Board of Directors approved the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) as well as the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). The objective of the Company LTIP and the TwinSpires LTIP is to support the entrepreneurial mindset desired by management by providing an opportunity to earn significant equity in the Company for achieving significant performance targets.

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

During the first quarter subsequent to each year during the term of each of the Company LTIP and the TwinSpires LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. During the year ended December 31, 2008, the performance targets of each of the Company LTIP and the TwinSpires LTIP were not achieved and, as a result, no related compensation expense was recognized.

NOTE	16—SHARE-BASED COMPENSATION PLANS

At December 31, 2008, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards and stock options associated with an employee stock purchase plan, was $4.2 million, $5.9 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Activity for stock options granted by the Company during the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2005	525	$28.30
Granted	—	$—
Exercises	(287)	$26.25
Cancelled/forfeited	(62)	$31.21

Balance, December 31, 2006	176	$30.60
Granted	152	$38.26
Exercises	(100)	$28.14
Cancelled/forfeited	—	$—

Balance, December 31, 2007	228	$36.81
Granted	1	$49.01
Exercises	(3)	$33.89
Cancelled/forfeited	(8)	$38.62

Balance, December 31, 2008	218	$36.85

Under the employment agreement with Robert L. Evans, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006. The grant date of this award was determined to be June 28, 2007, the date on which the award was approved by the Company’s shareholders. This stock option has a contractual term of six years expiring on August 14, 2012.

The weighted average fair value of stock options granted during 2008 and 2007 was $14.40 per share and $22.39 per share, respectively. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	2.60%	4.92%
Dividend yield	1.10%	0.85%
Volatility factors of the expected market price for our common stock	32.42%	30.43%
Weighted average expected life of options	4.0 years	5.7 years

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 (in thousands, except per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2008	175	3.6	$35.77	$4.65	$814

Options outstanding and unvested at December 31, 2008	43	5.5	$41.33	$(0.91)	$(39)

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2008 of $40.42 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $1.9 million and $4.3 million, respectively. Cash received from stock option exercises totaled $0.1 million, $2.8 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2007, there were 135 thousand options exercisable with a weighted average exercise price of $34.88.

A summary of the status of the Company’s nonvested stock options as of December 31, 2008, and changes during the year ended December 31, 2008 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	93	$39.61
Granted	1	$14.40
Vested	(50)	$25.81
Cancelled/Forfeited	(1)	$25.01

Nonvested at end of year	43	$25.69

As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the year ended December 31, 2008 was $1.3 million.

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

Under the employment agreement with Robert L. Evans, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards.

For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant. The Company recorded approximately $2.7 million, $4.0 million and $1.2 million of restricted share compensation expense, included in net earnings from continuing operations, during the years ended December 31, 2008, 2007 and 2006, respectively. SFAS No. 123(R), as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the years ended December 31, 2008, 2007 and 2006 would have been $2.6 million, $3.7 million and $0.4 million, respectively.

Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	88	$39.47
Granted	70	$36.66
Vested	—	$—
Cancelled/forfeited	(15)	$39.42

Balance, December 31, 2006	143	$38.10
Granted	166	$50.51
Vested	(67)	$47.08
Cancelled/forfeited	(9)	$39.22

Balance, December 31, 2007	233	$44.32
Granted	1	$47.67
Vested	(22)	$47.16
Cancelled/forfeited	(2)	$42.32

Balance, December 31, 2008	210	$44.08

As of December 31, 2008, there was $5.1 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 3.00 years.

As of December 31, 2008, employees of the Company held 67,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares under SFAS No. 123(R)). In June 2007, 90,000 restricted performance-based shares were granted. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $49.80 per share for a total value of $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 4.6 years from the grant date. Assumptions used in this valuation included an annual votality factor of 16.8% and an annual dividend yield of 1.1%.

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

Under the Employee Stock Purchase Plan, the Company sold approximately ten thousand shares of common stock to employees pursuant to options granted on August 1, 2007 and exercised on July 31, 2008. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2008 can only be estimated because the 2008 plan year is not yet complete. The Company’s estimate of options granted in 2008 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2007 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2008. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE	17—FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. Issued in February 2008, FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2, “Partial Deferral of the Effective Date of SFAS No. 157”, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis, to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position and results of operations.

SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $0.6 million of the Company’s restricted cash at December 31, 2008, a portion of which is held in interest bearing accounts, qualifies for Level 1 in the fair value hierarchy described above. The Company currently has no other financial instruments subject to fair value measurement on a recurring basis.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

Convertible Note Payable, Related Party—The fair value of the convertible note payable, related party and the related embedded derivative instruments are estimated using pricing models similar to those used to value stock options.

NOTE	18—COMMITMENTS AND CONTINGENCIES

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

NOTE	19—EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2008	2007	2006
Numerator for basic earnings (loss) from continuing operations per common share:
Net earnings from continuing operations	$29,148	$17,038	$30,217
Net earnings from continuing operations allocated to participating securities	(724)	(335)	(788)

Numerator for basic earnings from continuing operations per common share	$28,424	$16,703	$29,429

Numerator for basic earnings (loss) per common share:
Net earnings	$28,549	$15,731	$29,811
Net earnings allocated to participating securities	(762)	(292)	(774)

Numerator for basic earnings per common share	$27,787	$15,439	$29,037

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$29,148	$17,038	$30,217
Interest expense on participating securities	138	131	140

Numerator for diluted earnings from continuing operations per common share	$29,286	$17,169	$30,357

Numerator for diluted earnings per common share:
Net earnings	$28,549	$15,731	$29,811
Interest expense on participating securities	138	128	176

Numerator for diluted earnings per common share	$28,687	$15,859	$29,987

Denominator for earnings (loss) per common share:
Basic	13,541	13,458	13,159
Plus dilutive effect of stock options and restricted stock	23	61	55
Plus dilutive effect of convertible note	453	453	453

Diluted	14,017	13,972	13,667

Earnings (loss) per common share:
Basic
Net earnings from continuing operations	$2.10	$1.24	$2.24
Discontinued operations	(0.04)	(0.09)	(0.03)

Net earnings	$2.06	$1.15	$2.21

Diluted
Net earnings from continuing operations	$2.09	$1.23	$2.22
Discontinued operations	(0.04)	(0.09)	(0.03)

Net earnings	$2.05	$1.14	$2.19

Options to purchase approximately 66 thousand shares, two thousand shares and 27 thousand shares for each of the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTE	20—SEGMENT INFORMATION

During 2008, the Company implemented a business realignment that more properly considers recent growth and changes in its businesses. As a result of this realignment, the Company redefined its business segments. All prior year segment information has been reclassified to conform to the current year’s presentation. The Company has determined that it currently operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its ten OTBs and Fair Grounds and the pari-mutuel activity generated at its ten OTBs; (2) On-line Business, which includes TwinSpires, our ADW business, and BRIS as well as the Company’s equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

EBITDA of the corporate segment includes approximately $0.2 million and $1.2 million of management fees for the years ended December 31, 2007 and 2006, respectively, related to Ellis Park and Hoosier Park, which are included in discontinued operations.

The table below presents information about reported segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenues from external customers:
Churchill Downs	$118,033	$117,011	$122,196
Arlington Park	83,928	87,827	82,358
Calder	69,698	92,604	97,294
Fair Grounds	52,277	57,664	46,463

Total Racing Operations	323,936	355,106	348,311
On-line Business	53,959	22,274	—
Gaming	50,648	29,198	24,242
Other Investments	1,464	1,780	1,953
Corporate	559	2,329	2,179

Net revenues from continuing operations	430,566	410,687	376,685
Discontinued operations	—	7,837	49,809

Net revenues	$430,566	$418,524	$426,494

Intercompany net revenues:
Churchill Downs	$1,985	$2,912	$1,662
Arlington Park	1,840	939	505
Calder	988	1,108	641
Fair Grounds	1,242	710	163

Total Racing Operations	6,055	5,669	2,971
Other Investments	1,951	1,626	1,889
Eliminations	(8,006)	(7,247)	(4,874)

Net revenues from continuing operations	—	48	(14)
Discontinued operations	—	(48)	14

	$—	$—	$—

Segment EBITDA and net earnings:
Racing Operations	$57,107	$47,578	$61,559
On-line Business	6,306	(1,505)	—
Gaming	18,918	11,160	10,587
Other Investments	1,647	504	1,132
Corporate	(3,745)	(2,586)	(3,614)

Total EBITDA	80,233	55,151	69,664
Eliminations	—	56	112
Depreciation and amortization	(28,847)	(23,284)	(19,164)
Interest income (expense), net	(1,586)	(2,579)	(1,003)
Provision for income taxes	(20,652)	(12,306)	(19,392)

Net earnings from continuing operations	29,148	17,038	30,217
Discontinued operations, net of income taxes	(599)	(1,307)	(406)

Net earnings	$28,549	$15,731	$29,811

The table below presents total asset information about reported segments as of December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Total assets:
Racing Operations	$623,849	$623,601
On-line Business	91,695	85,637
Gaming	64,795	31,831
Other Investments	170,148	154,102

	$950,487	$895,171
Eliminations	(312,820)	(270,355)

	$637,667	$624,816

	Year Ended December 31,
	2008	2007
Capital expenditures, net:
Racing Operations	$14,251	$33,456
On-line Business	3,642	1,254
Gaming	21,552	9,195
Other Investments	705	1,500
Discontinued operations	—	227

	$40,150	$45,632

NOTE	21—RELATED PARTY TRANSACTIONS

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

During 2000, Arlington Park entered into a ten-year lease with an option to purchase agreement by which Arlington Park leases from Duchossois Industries, Inc. (“DII”) approximately sixty-eight acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of the Company’s common stock. Total rent expense on the lease was approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

See Note 13 for discussion of transactions with a shareholder.

NOTE	22—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Supplementary Financial Information—Results of Continuing Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2008 and 2007 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$65,721	$179,297	$99,603	$85,945
Net earnings (loss) from continuing operations	$835	$29,431	$2,348	$(3,466)
Discontinued operations	$(93)	$(19)	$120	$(607)
Net earnings (loss)	$742	$29,412	$2,468	$(4,073)
Net earnings (loss) per common share:
Basic:
Net earnings (loss) from continuing operations	$0.06	$2.11	$0.17	$(0.26)
Discontinued operations	(0.01)	—	0.01	(0.04)

Net earnings (loss)	$0.05	$2.11	$0.18	$(0.30)

Diluted:
Net earnings (loss) from continuing operations	$0.06	$2.10	$0.17	$(0.26)
Discontinued operations	(0.01)	—	0.01	(0.04)

Net earnings (loss)	$0.05	$2.10	$0.18	$(0.30)

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$47,842	$169,933	$103,905	$89,055
Net (loss) earnings from continuing operations	$(8,430)	$29,462	$1,137	$(5,131)
Discontinued operations	$239	$(143)	$(319)	$(1,084)
Net (loss) earnings	$(8,191)	$29,319	$818	$(6,215)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.63)	$2.12	$0.08	$(0.38)
Discontinued operations	0.02	(0.01)	(0.02)	(0.08)

Net (loss) earnings	$(0.61)	$2.11	$0.06	$(0.46)

Diluted:
Net (loss) earnings from continuing operations	$(0.63)	$2.12	$0.08	$(0.38)
Discontinued operations	0.02	(0.01)	(0.02)	(0.08)

Net (loss) earnings	$(0.61)	$2.11	$0.06	$(0.46)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)	Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors—Director Compensation for the year ended December 31, 2008,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements	57
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2008, 2007 and 2006 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	57
		Consolidated Balance Sheets	58
		Consolidated Statements of Net Earnings and Comprehensive Earnings	59
		Consolidated Statements of Shareholders’ Equity	60
		Consolidated Statements of Cash Flows	61
		Notes to Consolidated Financial Statements	63

	(2)	Schedule II—Valuation and Qualifying Accounts	97
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	98

(b)		Exhibits	98
		See exhibit index

(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/ Robert L. Evans	/s/ William E. Mudd,
Carl F. Pollard March 4, 2009 (Chairman of the Board)	Robert L. Evans President and Chief Executive Officer March 4, 2009 (Director and Principal Executive Officer)	William E. Mudd, Executive Vice President and Chief Financial Officer March 4, 2009 (Principal Financial and Accounting Officer)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr. March 4, 2009 (Director)	Craig J. Duchossois March 4, 2009 (Director)	Richard L. Duchossois March 4, 2009 (Director)

/s/ Robert L. Fealy	/s/ J. David Grissom	/s/ Daniel P. Harrington
Robert L. Fealy March 4, 2009 (Director)	J. David Grissom March 4, 2009 (Director)	Daniel P. Harrington March 4, 2009 (Director)

/s/ G. Watts Humphrey, Jr.	/s/ James F. McDonald	/s/ Susan E. Packard
G. Watts Humphrey, Jr. March 4, 2009 (Director)	James F. McDonald March 4, 2009 (Director)	Susan E. Packard March 4, 2009 (Director)

/s/ R. Alex Rankin	/s/ Darrell R. Wells
R. Alex Rankin March 4, 2009 (Director)	Darrell R. Wells March 4, 2009 (Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Year ended December 31, 2008
Allowance for doubtful accounts receivable	$1,358	$—	$785	$(956)	$1,187

Year ended December 31, 2007
Allowance for doubtful accounts receivable	$757	$191	$1,074	$(664)	$1,358

Year ended December 31, 2006
Allowance for doubtful accounts receivable	$786	$—	$262	$(291)	$757

EXHIBIT INDEX

Numbers		Description	By Reference To
2	(a)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”	Exhibit 2.1 to Report on Form 8-K dated June 11, 2007

	(b)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”	Exhibit 2.2 to Report on Form 8-K dated June 11, 2007

3	(a)	Articles of Incorporation of Churchill Downs Incorporated as amended through March 19, 2008	Exhibit 3.1 to Report on Form 8-K dated March 20, 2008

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated	Exhibit 3.1 to Report on Form 8-K dated November 14, 2008

4	(a)	Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantor party thereto, the Lender party thereto and JP Morgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent and National City Bank of Kentucky as Documentation Agent, dated September 23, 2005	Exhibit 10.1 to Report on Form 8-K dated September 23, 2005

	(b)	Amendment No. 1 to the Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and National City Bank, as Documentation Agent, dated as of May 2, 2007	Exhibit 10.1 to Report on Form 8-K dated May 2, 2007

	(c)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Report on Form 8-K dated March 17, 2008

10	(a)	Underwriting agreement for 2,000,000 shares of Churchill Downs Incorporated common stock between Churchill Downs Incorporated and CIBC World Markets Corporation, Lehman Brothers, Inc., JC Bradford & Co., J.J.B. Hilliard, W.L. Lyons, Inc. on behalf of several underwriters	Exhibit 1.1 to Registration Statement on Form S-3/A filed July 15, 1999 (No. 333-79031)

	(b)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Report on Form 8-K dated September 10, 1999

	(c)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998

	(d)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(e)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Report on Form 10-K for the fiscal year ended December 31, 2003

	(f)	Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit 10(h) to Report on Form 10-K for the eleven months ended December 31, 1993

	(g)	Amendment No. 1 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 1994

	(h)	Amendment No. 2 to Churchill Downs Incorporated 1993 Stock Option Plan*	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 1997

	(i)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(j)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 1995

	(k)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(l)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(m)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Report on Form 8-K dated April 21, 1998

	(n)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 1995

	(o)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Report on Form 8-K dated January 6, 2003

(p)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003*	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003

(q)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Report on Form 8-K filed October 20, 2004

(r)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Report on Form 8-K filed November 30, 2004

(s)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(a) to Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(t)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(u)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Report on Form 8-K dated October 25, 2004

(v)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Report on Form 8-K dated March 7, 2005

(w)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Report on Form 8-K dated June 15, 2005

(x)	Employment Agreement, effective as of July 5, 2005, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.2 to Report on Form 8-K dated June 15, 2005

(y)	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Report on Form 8-K/A dated July 6, 2005

(z)	Letter Agreement dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Report on Form 8-K dated September 23, 2005

(aa)	Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005	Exhibit 10.5 to Report on Form 8-K dated September 23, 2005

(bb)	Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company	Exhibit 10.3 to Report on Form 8-K dated September 23, 2005

(cc)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Report on Form 10-Q/A dated March 8, 2006

(dd)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Report on Form 8-K dated June 2, 2006

(ee)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Report on Form 8-K dated June 15, 2006

(ff)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(gg)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(c) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(hh)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ii)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(e) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(jj)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(f) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(kk)	Offer Letter to Vernon Niven, III accepted as of September 12, 2006*	Exhibit 10(g) to Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ll)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Report on Form 8-K dated March 6, 2007

(mm)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Report on Form 8-K dated March 6, 2007

(nn)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(oo)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(pp)	Employment Agreement dated as of September 27, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.1 to Report on Form 8-K/A dated October 4, 2007

(qq)	Employee Relocation Expense Agreement dated as of October 1, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.2 to Report on Form 8-K/A dated October 4, 2007

(rr)	Settlement Agreement and Release dated as of March 10, 2008 by and among Churchill Downs Incorporated, American Alternative Insurance Corporation, Commonwealth Insurance Company and Westchester Surplus Lines Insurance Company	Exhibit 10 (vv) to Report on Form 10-K for the year ended December 31, 2007

(ss)	Transition and Separation Agreement dated as of April 7, 2008 between Churchill Downs Incorporated and C. Kenneth Dunn	Exhibit 10.1 to Report on Form 8-K dated April 9, 2008

(tt)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Report on Form 8-K dated December 19, 2008

(uu)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Report on Form 8-K dated December 19, 2008

(vv)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Report on Form 10-K for the year ended December 31, 2008

(ww)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Report on Form 10-K for the year ended December 31, 2008

(xx)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Report on Form 10-K for the year ended December 31, 2008

(yy)	First Amendment to Employment Agreement dated as of November 25, 2008 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10 (yy) to Report on Form 10-K for the year ended December 31, 2008

(zz)	First Amendment to Restricted Stock Units Agreement dated November 26, 2008 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10 (zz) to Report on Form 10-K for the year ended December 31, 2008

(aaa)	First Amendment to Employment Agreement dated as of December 19, 2008 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10 (aaa) to Report on Form 10-K for the year ended December 31, 2008

	(bbb)	First Amendment to Employment Agreement dated as of December 30, 2008 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10 (bbb) to Report on Form 10-K for the year ended December 31, 2008

	(ccc)	Offer Letter to Steven P. Sexton, accepted as of December 11, 2002, and as amended effective January 19, 2009	Exhibit 10 (ccc) to Report on Form 10-K for the year ended December 31, 2008

14		The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of the registrant	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2008

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Report on Form 10-K for the year ended December 31, 2008

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Report on Form 10-K for the year ended December 31, 2008

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Report on Form 10-K for the year ended December 31, 2008

32		Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a—14(b))	Exhibit 32 to Report on Form 10-K for the year ended December 31, 2008

*	Management contract or compensatory plan or arrangement.