Form 10-Q
period 2009-03-31
CHURCHILL DOWNS INC
filed 2009-05-06
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33998

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, Kentucky 40208

(Address of principal executive offices) (zip code)

(502) 636-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at May 1, 2009 was 13,692,899 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,822	$12,658
Restricted cash	5,505	13,738
Accounts receivable, net of allowance for doubtful accounts of $1,131 in 2009 and $1,187 in 2008	22,688	40,909
Deferred income taxes	5,900	5,900
Income taxes receivable	20,181	16,895
Other current assets	16,222	10,362

Total current assets	87,318	100,462
Property and equipment, net	372,679	375,418
Goodwill	115,349	115,349
Other intangible assets, net	32,420	32,939
Other assets	15,235	13,499

Total assets	$623,001	$637,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,347	$40,745
Purses payable	10,394	11,301
Accrued expenses	40,032	43,386
Dividends payable	—	6,767
Deferred revenue	43,083	28,178

Total current liabilities	129,856	130,377
Long-term debt	32,000	43,140
Convertible note payable, related party	14,339	14,234
Other liabilities	19,018	18,223
Deferred revenue	18,343	18,296
Deferred income taxes	19,506	19,506

Total liabilities	233,062	243,776
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,693 shares issued March 31, 2009 and 13,689 shares issued December 31, 2008	143,201	142,327
Retained earnings	246,738	251,564

Total shareholders’ equity	389,939	393,891

Total liabilities and shareholders’ equity	$623,001	$637,667

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS

for the three months ended March 31,

(Unaudited)

(in thousands, except per common share data)

	2009	2008
Net revenues	$73,737	$65,721
Operating expenses	70,283	68,184
Selling, general and administrative expenses	12,449	12,157
Insurance recoveries, net of losses	—	(17,200)

Operating (loss) income	(8,995)	2,580
Other income (expense):
Interest income	123	177
Interest expense	(316)	(901)
Equity in earnings (loss) of unconsolidated investments	322	(830)
Miscellaneous, net	320	372

	449	(1,182)

(Loss) earnings from continuing operations before benefit (provision) for income taxes	(8,546)	1,398
Income tax benefit (provision)	3,479	(563)

Net (loss) earnings from continuing operations	(5,067)	835
Discontinued operations, net of income taxes:
Earnings (loss) from operations	241	(93)

Net (loss) earnings	$(4,826)	$742

Net (loss) earnings per common share data:
Basic
Net (loss) earnings from continuing operations	$(0.37)	$0.06
Discontinued operations	0.01	(0.01)

Net (loss) earnings	$(0.36)	$0.05

Diluted
Net (loss) earnings from continuing operations	$(0.37)	$0.06
Discontinued operations	0.01	(0.01)

Net (loss) earnings	$(0.36)	$0.05

Weighted average shares outstanding
Basic	13,573	13,522
Diluted	13,573	14,010

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(4,826)	$742
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	7,417	7,155
Equity in (gain) loss of unconsolidated investments	(322)	830
Unrealized gain on derivative instruments	(204)	(204)
Share-based compensation	841	1,331
Gain on asset disposition	(8)	—
Other	153	154
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	8,268	7,607
Accounts receivable	6,757	6,324
Other current assets	(5,861)	(7,027)
Accounts payable	(2,658)	2,341
Purses payable	(906)	(3,896)
Accrued expenses	(3,354)	(2,722)
Deferred revenue	26,416	30,698
Income taxes receivable and payable	(3,286)	678
Other assets and liabilities	(430)	498

Net cash provided by operating activities	27,997	44,509

Cash flows from investing activities:
Additions to property and equipment	(4,160)	(8,647)
Purchases of minority investments	—	(602)
Proceeds on sale of property and equipment	8	—
Change in deposit wagering asset	(35)	(819)

Net cash used in investing activities	(4,187)	(10,068)

Cash flows from financing activities;
Borrowings on bank line of credit	62,429	56,438
Repayments on bank line of credit	(73,569)	(74,427)
Change in book overdraft	(2,041)	(3,401)
Windfall tax benefit from share-based compensation	—	13
Payment of dividends	(6,767)	(6,750)
Common stock issued	—	36
Change in deposit wagering liability	302	433

Net cash used in financing activities	(19,646)	(27,658)

Net increase in cash and cash equivalents	4,164	6,783
Cash and cash equivalents, beginning of period	12,658	15,345

Cash and cash equivalents, end of period	$16,822	$22,128

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$160	$886
Income taxes	$65	$35
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$229
Issuance of common stock with deferred compensation plan	$34	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar.  Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year.  The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income.  The Company conducted 61 live racing days during the first quarter of 2009, which compares to 57 live racing days conducted during the first quarter of 2008.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — RECEIPT OF SOURCE MARKET FEES

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecast and accepted advance deposit wagers on Arlington Park’s races.  As part of the consideration for the rights under the agreement, TVG paid a source market fee to the NTRA as a matter of practice.  The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois.  On February 4, 2009, the NTRA paid the Company the source market fees of $4.3 million.  On February 25, 2009, the Company reached an agreement with the Illinois Thoroughbred Horsemen’s Association (“ITHA”) that stipulated that fifty percent of such source market fees will be paid as purses.  The Company recorded the source market fees as revenues along with the related purse expense during the three months ended March 31, 2009.

NOTE 3 — HOOSIER PARK CONTINGENT CONSIDERATION

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of the Company’s interest in Hoosier Park includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million once slot machines are operational at Hoosier Park.  During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision.  As of March 31, 2009, management has determined that collectibility of amounts due is not reasonably assured and therefore has not recognized the amount due under the agreement as of that date.  Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — LONG-TERM INCENTIVE PLAN

During the three months ended March 31, 2009, the Board of Directors terminated the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”).  In accordance with this termination, the participants of the TwinSpires LTIP were granted participation in the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) upon execution of a waiver and award agreement by each such TwinSpires LTIP participant that included a waiver of any rights or benefits due such participant under the TwinSpires LTIP.  As of April 3, 2009, all TwinSpires LTIP participants executed waiver and award agreements.  These participants have the opportunity to earn performance share awards substantially equal to the total value of such awards as defined under the TwinSpires LTIP.  During the three months ended March 31, 2009, the Company recognized $0.9 million of compensation expense related to both the 2008 and 2009 performance targets defined by the Company LTIP.

NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess.  The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination.  The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2009, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 6 — FAIR VALUE

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements.  The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities.  The Company adopted SFAS No. 157 as of January 1, 2009 for nonfinancial assets and nonfinancial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the three months ended March 31, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  Approximately $0.7 million of the Company’s cash equivalents and restricted cash as of March 31, 2009, a portion of which is held in interest bearing accounts, qualifies for Level 1 in the fair value hierarchy described above.  The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTE 7 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator for basic net (loss) earnings from continuing operations per common share:
Net (loss) earnings from continuing operations	$(5,067)	$835
Net (loss) earnings from continuing operations allocated to participating securities	—	(27)

Numerator for basic net (loss) earnings from continuing operations per common share	$(5,067)	$808

Numerator for basic net (loss) earnings per common share:
Net (loss) earnings	$(4,826)	$742
Net (loss) earnings allocated to participating securities	—	(24)

Numerator for basic net (loss) earnings per common share	$(4,826)	$718

Numerator for diluted net (loss) earnings per common share:
Net (loss) earnings from continuing operations	$(5,067)	$835
Discontinued operations, net of income taxes	241	(93)

Net (loss) earnings	$(4,826)	$742

Denominator for net (loss) earnings per common share:
Basic	13,573	13,522
Plus dilutive effect of stock options	—	35
Plus dilutive effect of convertible note	—	453

Diluted	13,573	14,010

(Loss) earnings per common share:
Basic
Net (loss) earnings from continuing operations	$(0.37)	$0.06
Discontinued operations	0.01	(0.01)

Net (loss) earnings	$(0.36)	$0.05

Diluted
Net (loss) earnings from continuing operations	$(0.37)	$0.06
Discontinued operations	0.01	(0.01)

Net (loss) earnings	$(0.36)	$0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase approximately five thousand shares for the three months ended March 31, 2009 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of the net loss from continuing operations for the period.  Options to purchase approximately 17 thousand shares for the three months ended March 31, 2008 were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater that the average market price of the common shares.

NOTE 8 — SEGMENT INFORMATION

During the second quarter of 2008, the Company implemented a business realignment that more properly considers recent growth and changes in its businesses.  As a result of this realignment, the Company redefined its business segments.  All prior period segment information has been reclassified to conform to the current period’s presentation.  The Company has determined that it currently operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack (“Churchill Downs”), Calder Race Course (“Calder”), Arlington Park Race Course (“Arlington Park”) and its ten OTBs and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its ten OTBs; (2) On-line Business, which includes TwinSpires, our ADW business, and Bloodstock Research Information Services (“BRIS”) as well as the Company’s equity investment in HRTV; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, including Churchill Downs Simulcast Productions and the Company’s other minor investments.  Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally.  Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.  Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company’s liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues from external customers:
Churchill Downs	$2,071	$2,469
Arlington Park	16,041	13,013
Calder	2,184	2,917
Fair Grounds	18,688	20,436

Total Racing Operations	38,984	38,835
On-line Business	16,650	14,144
Gaming	17,875	12,474
Other Investments	101	114
Corporate	127	154

Net revenues from external customers	$73,737	$65,721

Intercompany net revenues:
Churchill Downs	—	$173
Arlington Park	$242	210
Calder	20	21
Fair Grounds	580	837

Total Racing Operations	842	1,241
On-line Business	124	—
Other Investments	375	355
Eliminations	(1,341)	(1,596)

Intercompany net revenues	$—	$—

Segment EBITDA and net (loss) earnings:
Racing Operations	$(10,749)	$4,604
On-line Business	3,738	741
Gaming	6,692	4,712
Other Investments	378	187
Corporate	(995)	(967)

Total EBITDA	(936)	9,277
Depreciation and amortization	(7,417)	(7,155)
Interest income (expense), net	(193)	(724)
Benefit (provision) for income taxes	3,479	(563)

Net (loss) earnings from continuing operations	(5,067)	835
Discontinued operations, net of income taxes	241	(93)

Net (loss) earnings	$(4,826)	$742

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings and losses of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
On-line Business	$226	$(591)
Other Investments	96	(239)

	$322	$(830)

The table below presents total asset information for reported segments (in thousands):

	March 31, 2009	December 31, 2008
Total assets:
Racing Operations	$611,409	$623,849
On-line Business	90,054	91,695
Gaming	39,344	64,795
Other Investments	175,023	170,148

	915,830	950,487
Eliminations	(292,829)	(312,820)

	$623,001	$637,667

The table below presents total goodwill information for reported segments (in thousands):

	March 31, 2009	December 31, 2008
Goodwill:
Racing Operations	$50,401	$50,401
On-line Business	60,563	60,563
Gaming	3,127	3,127
Other Investments	1,258	1,258

	$115,349	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Three Months Ended March 31,
	2009	2008
Capital expenditures, net:
Racing Operations	$1,724	$3,950
On-line Business	349	1,920
Gaming	2,007	2,643
Other Investments	80	134

	$4,160	$8,647

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009.  FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements.  The Company will provide the additional disclosures required by FSP 107-1 in its Quarterly Report on Form 10-Q for the period ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our permanent slot facility in Florida; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation, including the outcome of any counter-suits or claims arising in connection with a pending lawsuit in federal court in the Western District of Kentucky styled Churchill Downs Incorporated, et al v. Thoroughbred Horsemen’s Group, LLC, Case #08-CV-225-S; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses.  Additionally, we offer gaming products through our slot and video poker operations in Louisiana.

During 2008, we implemented a business realignment that more properly considers recent growth and changes in our business and redefined our four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida;

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with ten OTBs in Louisiana.

2.	On-Line Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry;

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•	Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana;

•	Fair Grounds Slots, a slot facility in Louisiana which operates approximately 600 slot machines.

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry;

•	Our other minor investments.

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

During the fourth quarter of 2008, we opened our permanent slot facility at Fair Grounds and closed the temporary slot facility, which had been in use since September 2007.  The new facility initially includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

During the first quarter, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending.  As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken during the first quarter and contributed to a decline in our pari-mutuel handle of 6% during the three months ended March 31, 2009 compared to the same period of 2008.  Total handle for the pari-mutuel industry, as published by Equibase, declined 9% during the three months ended March 31, 2009 compared to the same period of 2008.  We anticipate that discretionary spending will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets.  We believe that, despite uncertain economic conditions, we are in a strong financial position.  As of March 31, 2009, there is $81 million of borrowing capacity under our revolving credit facility, which matures in September 2010.  To date, we have not experienced any limitations in our ability to access these sources of liquidity.  We expect to be able to extend, refinance, renew or replace a substantial portion of our revolving credit facility prior to its maturity in September 2010, but we cannot give any assurances as to whether we will be able to extend, refinance, renew or replace any portion of our revolving credit facility or as to the timing or terms of any such extension, refinancing, renewal or replacement.

Recent Developments

Calder Slot Suitability

On April 21, 2009, Calder submitted an application to the Division of Pari-Mutuel Wagering for the state of Florida for approval to operate 1,225 slot machines.  In accordance with the legislation, we expect to submit a payment of $3.0 million for the 2009 license fee and $0.3 million for the Problem Gaming Fund.  The license fee will be amortized as expense on a straight line basis over its legal life, which is twelve months.  Submission of the application marks the start of a three month process for the license approval.  At this point, it is too early to determine whether any additional information or modifications to the application will be required to secure the gaming license, which would extend the three month process.

Receipt of Source Market Fees

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecast and accepted advance deposit wagers on Arlington Park’s races.  As part of the consideration for the rights under the agreement, TVG paid a source market fee to the NTRA as a matter of practice.  The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois.  On February 4, 2009, the NTRA paid Arlington Park the source market fees of $4.3 million.  On February 25, 2009, we reached an agreement with the Illinois Thoroughbred Horsemen’s Association (“ITHA”) that stipulated that fifty percent of such source market fees will be paid as purses.  We recorded the source market fees as revenues, along with the related purse expense during the three months ended March 31, 2009.

Legislative and Regulatory Changes

Florida

On January 29, 2008, Miami-Dade voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location.  Under current state law, slot machine revenues are to be subject to a 50% excise tax rate.  In 2008, Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and class III slot machines in return for specified revenue to the state of Florida.  The compact was voided by the Florida Supreme Court, and legislators are now reviewing options to approve a new compact.  As part of those discussions, legislators are evaluating the tax rate on slot machine revenues and product offerings for south Florida pari-mutuel facilities, including Calder.  Both the Florida house and the Florida senate have introduced bills that would reduce the effective tax rate for slot facilities at Calder if a compact is approved with the Seminole tribe.  At this point, it is too early to determine whether any modifications to the current regulatory system will be granted.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al.  FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.  The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld.  The question of law was certified to the Florida Supreme Court, which initially accepted jurisdiction.  However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  The parties have agreed to a settlement of all pending claims, and a final order of dismissal was entered by the court on March 23, 2009.

Kentucky

The 2009 session of the Kentucky legislature concluded on March 27, 2009.  The Speaker of the House filed House Bill 158 (“HB 158”), which would have permitted the operation of video lottery terminals at Kentucky racetracks.  HB 158, as amended, passed the Licensing and Occupations Committee of the House.  HB 158 stipulated a $100 million license fee for Churchill Downs payable over the first five years of operation.  HB 158 also stipulated a 28% tax rate on gross gaming revenues during the first five years of operation and a 38% excise tax rate for ensuing years if the facility exceeds $100 million in gross gaming revenues per year.  HB 158 was heard by the Appropriations and Revenue committee of the House but was not voted on by the committee.  The Speaker of the House subsequently stated that the issue of expanded gaming should be considered in a special session in the summer of 2009 as part of the state’s efforts to balance the 2010 budget.  At this time, it is too early to determine if the governor will call a special session or whether gaming legislation will be a part of the call for such a session.

On July 24, 2008, Governor Beshear created the Task Force on the Future of Horse Racing and charged the panel to study the economic soundness of the industry, the effectiveness and quality of drug testing, the oversight role of the Kentucky Horse Racing Commission (“KHRC”) and the adequacy of state laws and regulations.  The panel’s report included numerous recommendations pertaining to industry financial matters, proper funding and staffing for the KHRC, integrity of racing and pari-mutuel activities and potential lab facilities.  During the 2009 session of the Kentucky legislature, the Speaker pro term introduced several bills to address the committee recommendations.  Legislation granting the KHRC the right to license and regulate ADWs, tote companies and other industry participants was enacted into law.  Legislation that would have increased taxes on ADWs and licensed racetracks was introduced in the House but did not receive a vote in committee.

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle

The table below presents pari-mutuel financial handle data for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Racing Operations:
Churchill Downs
Total handle	$17,135	$19,552	$(2,417)	-12%
Net pari-mutuel revenues	$1,681	$2,152	$(471)	-22%
Commission %	9.8%	11.0%

Arlington Park
Total handle	$92,989	$102,632	$(9,643)	-9%
Net pari-mutuel revenues	$15,843	$12,644	$3,199	25%
Commission %	17.0%	12.3%

Calder
Total handle	$30,349	$38,168	$(7,819)	-20%
Net pari-mutuel revenues	$1,865	$2,580	$(715)	-28%
Commission %	6.1%	6.8%

Fair Grounds
Total handle	$257,057	$280,854	$(23,797)	-8%
Net pari-mutuel revenues	$16,894	$18,801	$(1,907)	-10%
Commission %	6.6%	6.7%

On-line Business
Total handle	$76,746	$61,621	$15,125	25%
Net pari-mutuel revenues	$15,013	$12,281	$2,732	22%
Commission %	19.6%	19.9%

Eliminations
Total handle	$(13,381)	$(11,493)	$(1,888)	-16%
Net pari-mutuel revenues	$(842)	$(1,239)	$397	32%

Total
Handle	$460,895	$491,334	$(30,439)	-6%
Net pari-mutuel revenues	$50,454	$47,219	$3,235	7%
Commission %	10.9%	9.6%

NM: Not meaningful                                U: > 100% unfavorable                                F: >100% favorable

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Number of thoroughbred live race days	61	57	4	7%
Net pari-mutuel revenues	$50,454	$47,219	$3,235	7%
Gaming revenues	17,510	12,349	5,161	42%
Other operating revenues	5,773	6,153	(380)	-6%

Total net revenues from continuing operations	$73,737	$65,721	$8,016	12%

Operating (loss) income	$(8,995)	$2,580	(11,575)	U
Operating (loss) profit margin	-12%	4%
Net (loss) earnings from continuing operations	$(5,067)	$835	(5,902)	U
Diluted net (loss) earnings from continuing operations per common share	$(0.37)	$0.06

Our total net revenues increased $8.0 million primarily as a result of increased revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008.  In addition, Arlington Park recorded the receipt of $4.3 million in source market fees from the NTRA during the three months ended March 31, 2009.  Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Purse expenses	$20,478	$17,959	$2,519	14%
Depreciation and amortization	7,417	7,155	262	4%
Other operating expenses	42,388	43,070	(682)	-2%
SG&A expenses	12,449	12,157	292	2%
Insurance recoveries	—	(17,200)	17,200	U

Total	$82,732	$63,141	$19,591	31%

Percent of revenue	112%	96%

Significant items affecting the comparability of our expenses include:

•

Insurance recoveries reflect the receipt of $17.2 million of insurance payments during the three months ended March 31, 2008 related to damages incurred at Fair Grounds as a result of Hurricane Katrina.

•

Purse expenses increased during the three months ended March 31, 2009 at Arlington Park primarily as a result of $2.1 million of purse expense associated with the receipt of $4.3 million of source market fees from the NTRA.  In addition, purse expense associated with the Gaming operating segment increased $1.1 million consistent with the growth in revenues at the slot facility.  We believe the offsetting decline in purse expense is attributable to a continuing downward trend in the pari-mutuel business of the Racing Operations caused by the general weakness in the U.S. economy.

•

Other operating expenses decreased partially as a result of certain promotional expenses related to the 2008 Kentucky Derby, which were incurred during the three months ended March 31, 2008 and not incurred during the same period of 2009.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax benefit (provision) (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Interest income	$123	$177	$(54)	-31%
Interest expense	(316)	(901)	585	65%
Equity in earnings (loss) of unconsolidated investments	322	(830)	1,152	F
Miscellaneous, net	320	372	(52)	-14%

Other income (expense)	$449	$(1,182)	$1,631	F

Income tax benefit (provision)	$3,479	$(563)	$4,042	F
Effective tax rate	41%	40%

Significant items affecting the comparability of other income (expense) and income tax benefit (provision) include:

•

Equity in earnings (loss) of unconsolidated investments increased primarily as a result of a $0.2 million equity gain related to our investment in HRTV during the three months ended March 31, 2009 compared to a $0.6 million equity loss during the three months ended March 31, 2008.  Revenues related to increased distribution through ADW businesses and lower distribution costs contributed to the improvement.

•

Interest expense decreased during the three months ended March 31, 2009 due to lower average outstanding debt balances and lower interest rates under our revolving credit facility.  We continued to repay amounts borrowed in 2007 to fund the acquisition of AmericaTab (“ATAB”) and BRIS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Churchill Downs	$2,071	$2,642	$(571)	-22%
Arlington Park	16,283	13,223	3,060	23%
Calder	2,204	2,938	(734)	-25%
Fair Grounds	19,268	21,273	(2,005)	-9%

Total Racing Operations	$39,826	$40,076	$(250)	-1%
On-line Business	16,774	14,144	2,630	19%
Gaming	17,875	12,474	5,401	43%
Other Investments	476	469	7	1%
Corporate Revenues	127	154	(27)	-18%
Eliminations	(1,341)	(1,596)	255	16%

	$73,737	$65,721	$8,016	12%

Significant items affecting comparability of our revenues by segment include:

•

Gaming revenues increased primarily as a result of increased revenues related to the permanent slot facility at Fair Grounds, which opened during November 2008 and now includes over 600 slot machines compared to approximately 245 slot machines during the three months ended March 31, 2008.

•

Arlington Park revenues increased due to the receipt of $4.3 million in source market fees from the NTRA related to an agreement with TVG.  This increase was partially offset by lower pari-mutuel revenues that we believe is attributable to continued general weakness in the U.S. economy.

•

On-line Business revenues increased due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and active users during the three months ended March 31, 2009.  This improvement was due in part to expansion into additional states during late 2008 as well as enhancements to the TwinSpires.com platform, including TwinSpires.tv and membership based marketing promotions.

•

Fair Grounds experienced lower revenues despite conducting four additional live race days during the first quarter of 2009 compared to the first quarter of 2008.  We believe continued U.S. economic weakness hindered results.

•	Calder revenues decreased primarily due to increased regional competition related to simulcast operations combined with continued general weakness in the U.S. economy.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Racing Operations	$(10,749)	$4,604	$(15,353)	U
On-line Business	3,738	741	2,997	F
Gaming	6,692	4,712	1,980	42%
Other Investments	378	187	191	F
Corporate	(995)	(967)	(28)	-3%

Total EBITDA	$(936)	$9,277	$(10,213)	U

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a reduction in EBITDA during the three months ended March 31, 2009 compared to the same period of 2008 include:

•

Racing Operations EBITDA decreased primarily due to the recognition of insurance recoveries related to damages sustained at Fair Grounds by Hurricane Katrina during the three months ended March 31, 2008.

•	On-line Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased active users due in part to expansion and marketing promotions.

•

Gaming EBITDA increased primarily due to increased revenues related to the permanent slot facility at Fair Grounds, which opened in November 2008 and currently includes over 600 slot machines compared to approximately 245 slot machines during the three months ended March 31, 2008.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008	Change
			$	%
Total assets	$623,001	$637,667	$(14,666)	-2%
Total liabilities	$233,062	$243,776	$(10,714)	-4%
Total shareholders’ equity	$389,939	$393,891	$(3,952)	-1%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in accounts receivable and restricted cash of $18.2 million and $8.2 million, respectively.  Accounts receivable balances decreased primarily due to the collection of Churchill Downs receivables related to the spring meet, Kentucky Derby and Kentucky Oaks.  In addition, simulcast receivables decreased due to the collection of receivable balances outstanding at December 31, 2008, which were generated during the fall 2008 racing season.  Restricted cash decreased reflecting the payment of purses related to the winter meet at Fair Grounds.  Partially offsetting these decreases was an increase in other current assets of $5.9 million related to the prepayment of annual insurance premiums and spending related to the 2009 Kentucky Derby.

•

Significant changes within total liabilities include decreases in long-term debt, accounts payable and accrued expenses and dividends payable of $11.1 million, $7.8 million and $6.8 million, respectively.  Long-term debt decreased due to payments under our bank revolver arising from cash generated by operating activities, which included collections of Kentucky Derby-related receivables.  Accounts payable and accrued expenses decreased primarily due to the completion of the fall and winter meets at Churchill Downs and Calder and the payment of 2008 annual bonuses.  Dividends payable decreased due to the payment of the Company’s annual dividend during the three months ended March 31, 2009.  Partially offsetting these decreases was an increase in deferred revenue of $15.0 million from advance billings related to the 2009 Kentucky Derby and spring meet at Churchill Downs.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Operating activities	$27,997	$44,509	$(16,512)	-37%
Investing activities	$(4,187)	$(10,068)	$5,881	58%
Financing activities	$(19,646)	$(27,658)	$8,012	29%

Significant items affecting comparability of our liquidity and capital resources include:

•

The decrease in cash provided by operating activities is primarily due to the recovery of $17.2 million of insurance proceeds related to damages sustained by Hurricane Katrina at Fair Grounds during the three months ended March 31, 2008.  We anticipate that cash flows from operations will be adequate to fund our business operations and capital expenditures for at least the next twelve months.

•

The decrease in cash used in investing activities is attributable primarily to a favorable comparison to 2008 spending related to the permanent slot facility and dormitory at Fair Grounds along with enhancements to the On-line Business, partially offset by 2009 spending related to the permanent slot facility at Calder.  During the three months ended March 31, 2009, additions to property and equipment primarily included spending related to the slot facility at Calder.

•

We made repayments in excess of our borrowings on our revolving credit facilities of $11.1 million during the three months ended March 31, 2009, compared to $18.0 million during the three months ended March 31, 2008, due to the availability of cash generated by operating activities.  Our ability to access the credit market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions.  To date, we have not experienced any limitations in our ability to access these sources of liquidity.  As of March 31, 2009, there is $81 million of borrowing capacity under our revolving credit facility, which matures September 2010.  Our revolving credit facility does not limit our ability to pay dividends.

During the three months ended March 31, 2009, there were no material changes in our commitments to make future payments or in our contractual obligations.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009.  FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements.  We will provide the additional disclosures required by FSP 107-1 in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we had $32.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates.  We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate.  Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair values and cash flows by $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2009.  There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs.  Thoroughbred Horsemen’s Group, LLC, et. al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) alleging that the THG, the FHBPA and various other state horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”).  On May 14, 2008, the Company amended the complaint to add the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (“KHBPA”), the Kentucky Thoroughbred Association (“KTA”) and certain other individuals to the THG Lawsuit.  On July 28, 2008, the THG, the KTA and the KHBPA filed separated motions to dismiss on behalf of themselves and certain individual defendants.  The KHBPA also filed an answer and a counterclaim.  The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the Interstate Horseracing Act of 1978 when the Company reduced purses by 20% at Churchill Downs.  Specifically, the counterclaim alleges that, as required by an agreement, wagers place through TwinSpires.com on live races conducted at Churchill Downs were not included in the calculation of purses to be paid into the purse account of Churchill Downs, and wagers placed by customers through TwinSpires.com on races conducted at other racetracks simulcast by Churchill Downs must be deemed to have been made at Churchill Downs, but no portion of the wagers made through TwinSpires.com on races simulcast at Churchill Downs was paid into the purse account of Churchill Downs.  On February 5, 2009, the Company agreed to dismiss with prejudice the KTA and its individual defendants from the THG lawsuit.  On February 19, 2009, a hearing was held on the motion to dismiss the THG lawsuit.  On March 20, 2009, the court denied the motion with respect to the majority of the claims.  The defendants filed a motion to appeal on April 9, 2009.  On April 27, 2009, the Company filed a motion in opposition to the defendants motion to appeal.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations at Calder (the “Purse Agreement”).  The Purse Agreement became effective on July 7, 2008 through January 2, 2009.  Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally made payments to the horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations.  In the event that the Company refiled the claims underlying the THG Lawsuit against the FHBPA Defendants, the Purse Agreement would become null and void.  On April 15, 2009, the Company and the Florida Breeders and Owners Association (“FTBOA”) entered into a purse agreement for the period from April 24, 2009 through January 2, 2010 (“New Purse Agreement”).  Under the New Purse Agreement, the Company generally will make payments to horsemen in an amount equal to fifty percent (50%) of all revenue from pari-mutuel operations.

The outcome of the THG Lawsuit cannot be determined at this time.  There can be no assurance that the Company will be successful in causing the activities by the THG and the Horsemen’s Groups which are described in the THG Lawsuit to be terminated or that the THG Lawsuit will result in money damages in favor of the Company sufficient to compensate the Company for losses it suffers or whether the Company will be able to collect awarded damages if it is successful.  There also can be no assurance that the Company will not be subject to damages in connection with the counterclaim brought by the KHBPA.  In the event these matters cannot be resolved in a satisfactory manner, the Company may suffer loss, and its business, financial condition and results of operations could be materially and adversely impacted.

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is the subject, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

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

General Economic Trends are Unfavorable

There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance.  The recent, severe economic downturn and adverse conditions in local, regional, national and global markets has negatively impacted our operations and will likely continue to do so in the near future.  During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline.  Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities.  For example, one major horseracing company, Magna Entertainment Corp. (“MEC”), filed bankruptcy in the United States Bankruptcy Court for the District of Delaware on March 5, 2009.  MEC owns several racetracks, including, among others, Santa Anita, Gulfstream Park, Lone Star Park, Laurel and Pimlico.  It also owns Xpressbet, an ADW business.  As such, it provides racing signals for wagering at our racetracks and through TwinSpires.com for import simulcast purposes and markets for export simulcast purposes.  In addition, it is the co-owner with the Company of TrackNet and HRTV.  MEC also owns Amtote International, Inc. (“Amtote”), a totalisator company that provides totalisator services to Arlington Park, Calder, Fair Grounds and TwinSpires.  We cannot predict at this time what the effect will be of such bankruptcy on our business, financial condition or results of operations.  We are closely monitoring the bankruptcy proceedings for potential development opportunities and the bankruptcy’s potential impact on our business, financial condition or results of operations.

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

CHURCHILL DOWNS INCORPORATED

May 6, 2009	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2009	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10	Retention Bonus Agreement with Vernon D. Niven III, accepted as of March 10, 2009	Exhibit 10 to Report on Form 10-Q for the fiscal quarter ended March 31, 2009

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2009

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Report on Form 10-Q for the fiscal quarter ended March 31, 2009

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Report on Form 10-Q for the fiscal quarter ended March 31, 2009