Form 10-Q
period 2009-06-30
CHURCHILL DOWNS INC
filed 2009-07-29
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock at July 24, 2009 was 13,697,793 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14,818	$12,658
Restricted cash	11,169	13,738
Accounts receivable, net of allowance for doubtful accounts of $1,105 in 2009 and $1,187 in 2008	36,719	40,909
Deferred income taxes	5,900	5,900
Income taxes receivable	923	16,895
Other current assets	17,147	10,362

Total current assets	86,676	100,462
Property and equipment, net	372,549	375,418
Goodwill	115,349	115,349
Other intangible assets, net	32,118	32,939
Other assets	10,513	13,499

Total assets	$617,205	$637,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,534	$40,745
Purses payable	17,583	11,301
Accrued expenses	46,566	43,386
Dividends payable	—	6,767
Deferred revenue	7,454	28,178

Total current liabilities	125,137	130,377
Long-term debt	—	43,140
Convertible note payable, related party	14,444	14,234
Other liabilities	19,605	18,223
Deferred revenue	16,912	18,296
Deferred income taxes	19,506	19,506

Total liabilities	195,604	243,776
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,696 shares issued June 30, 2009 and 13,689 shares issued December 31, 2008	144,002	142,327
Retained earnings	277,599	251,564

Total shareholders’ equity	421,601	393,891

Total liabilities and shareholders’ equity	$617,205	$637,667

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and six months ended June 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$180,037	$179,297	$253,774	$245,018
Operating expenses	116,929	114,669	187,212	182,853
Selling, general and administrative expenses	11,986	13,545	24,435	25,702
Insurance recoveries, net of losses	—	—	—	(17,200)

Operating income	51,122	51,083	42,127	53,663
Other income (expense):
Interest income	264	157	387	334
Interest expense	(211)	(276)	(527)	(1,177)
Equity in loss of unconsolidated investments	(395)	(1,140)	(73)	(1,970)
Miscellaneous, net	400	461	720	833

	58	(798)	507	(1,980)

Earnings from continuing operations before provision for income taxes	51,180	50,285	42,634	51,683
Income tax provision	(20,324)	(20,854)	(16,845)	(21,417)

Net earnings from continuing operations	30,856	29,431	25,789	30,266
Discontinued operations, net of income taxes:
Earnings (loss) from operations	5	(19)	246	(112)

Net earnings	$30,861	$29,412	$26,035	$30,154

Net earnings per common share data:
Basic
Net earnings from continuing operations	$2.20	$2.11	$1.84	$2.17
Discontinued operations	—	—	0.02	(0.01)

Net earnings	$2.20	$2.11	$1.86	$2.16

Diluted
Net earnings from continuing operations	$2.20	$2.10	$1.84	$2.16
Discontinued operations	—	—	0.02	(0.01)

Net earnings	$2.20	$2.10	$1.86	$2.15

Weighted average shares outstanding
Basic	13,573	13,529	13,573	13,525
Diluted	14,031	13,998	14,031	14,010

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2009	2008
Cash flows from operating activities:
Net earnings	$26,035	$30,154
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,876	14,275
Equity in loss of unconsolidated investments	73	1,970
Share-based compensation	1,684	2,364
Other	(110)	(103)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	2,749	736
Accounts receivable	(14,529)	(5,141)
Other current assets	(2,097)	(3,149)
Accounts payable	13,371	25,552
Purses payable	6,283	3,129
Accrued expenses	3,181	636
Deferred revenue	(3,389)	(7,392)
Income taxes receivable and payable	15,972	19,045
Other assets and liabilities	1,070	2,893

Net cash provided by operating activities	65,169	84,969

Cash flows from investing activities:
Additions to property and equipment	(10,968)	(16,495)
Purchases of minority investments	(1,338)	(1,863)
Proceeds on sale of property and equipment	8	—
Change in deposit wagering asset	(180)	(957)

Net cash used in investing activities	(12,478)	(19,315)

Cash flows from financing activities;
Borrowings on bank line of credit	133,366	151,977
Repayments on bank line of credit	(176,506)	(209,966)
Change in book overdraft	(1,318)	1,563
Repurchase of common stock	(42)	—
Windfall tax benefit from share-based compensation	—	13
Payment of dividends	(6,767)	(6,750)
Common stock issued	—	36
Change in deposit wagering liability	736	759

Net cash used in financing activities	(50,531)	(62,368)

Net increase in cash and cash equivalents	2,160	3,286
Cash and cash equivalents, beginning of period	12,658	15,345

Cash and cash equivalents, end of period	$14,818	$18,631

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$220	$1,163
Income taxes	$1,150	$2,521
Schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$243
Issuance of common stock with restricted stock plan	$—	$30

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 118 live racing days during the second quarter of 2009, which compares to 126 live racing days conducted during the second quarter of 2008. For the six months ended June 30, 2009, the Company conducted 179 live racing days, which compares to 183 live racing days conducted during the six months ended June 30, 2008.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — RECEIPT OF SOURCE MARKET FEES

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecasted and accepted advance deposit wagers on Arlington Park’s races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the National Thoroughbred Racing Association (“NTRA”) as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid the Company the source market fees of $4.3 million. On February 25, 2009, the Company reached an agreement with the Illinois Thoroughbred Horsemen’s Association that stipulated that fifty percent of such source market fees will be paid as purses. The Company recorded the source market fees as revenues along with the related purse expense during the six months ended June 30, 2009.

NOTE 3 — HOOSIER PARK CONTINGENT CONSIDERATION

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of the Company’s interest in Hoosier Park includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million once slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of June 30, 2009, management has determined that collectibility of amounts due is not reasonably assured and therefore has not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectibility is reasonably assured.

NOTE 4 — LONG-TERM INCENTIVE PLAN

During the six months ended June 30, 2009, the Board of Directors terminated the Churchill Downs Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). In accordance with this termination, the participants of the TwinSpires LTIP were granted participation in the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) upon execution of a waiver and award agreement by each such TwinSpires LTIP participant that included a waiver of any rights or benefits due such participant under the TwinSpires LTIP. All TwinSpires LTIP participants executed waiver and award agreements. These participants have the opportunity to earn performance share awards substantially equal to the total value of such awards as defined under the TwinSpires LTIP. During the three and six months ended June 30, 2009, the Company recognized $(0.1) million and $0.8 million of compensation expense, respectively, related to the Company LTIP. During the three months ended June 30, 2009, management determined that the objectives of the Company LTIP effective for the 2009 plan year would not be achieved and, therefore, reversed the related compensation expense previously recorded.

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

NOTE 6 — FAIR VALUE

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities. The Company adopted SFAS No. 157 as of January 1, 2009 for nonfinancial assets and nonfinancial liabilities, and there was no impact on the Company’s consolidated financial position and results of operations for the six months ended June 30, 2009. In addition, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires certain disclosures regarding the fair value of financial instruments in interim financial statements. The Company determined it was not practicable to estimate the fair value of the Convertible Note Payable, related party, as a quoted market price is not available and the cost of obtaining an independent valuation is excessive. The principal amount of the Convertible Note Payable, related party, is $16.7 million, and it matures on October 18, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately $0.9 million of the Company’s cash equivalents and restricted cash as of June 30, 2009, a portion of which is held in interest bearing accounts, qualifies for Level 1 in the fair value hierarchy described above. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTE 7 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic net earnings from continuing operations per common share:
Net earnings from continuing operations	$30,856	$29,431	$25,789	$30,266
Net earnings from continuing operations allocated to participating securities	(996)	(953)	(832)	(980)

Numerator for basic net earnings from continuing operations per common share	$29,860	$28,478	$24,957	$29,286

Numerator for basic net earnings per common share:
Net earnings	$30,861	$29,412	$26,035	$30,154
Net earnings allocated to participating securities	(996)	(952)	(840)	(976)

Numerator for basic net earnings per common share	$29,865	$28,460	$25,195	$29,178

Numerator for diluted net earnings per common share:
Net earnings from continuing operations	$30,856	$29,431	$25,789	$30,266
Discontinued operations, net of income taxes	5	(19)	246	(112)

Net earnings	$30,861	$29,412	$26,035	$30,154

Denominator for net earnings per common share:
Basic	13,573	13,529	13,573	13,525
Plus dilutive effect of stock options	5	16	5	32
Plus dilutive effect of convertible note	453	453	453	453

Diluted	14,031	13,998	14,031	14,010

Earnings per common share:
Basic
Net earnings from continuing operations	$2.20	$2.11	$1.84	$2.17
Discontinued operations	—	—	0.02	(0.01)

Net earnings	$2.20	$2.11	$1.86	$2.16

Diluted
Net earnings from continuing operations	$2.20	$2.10	$1.84	$2.16
Discontinued operations	—	—	0.02	(0.01)

Net earnings	$2.20	$2.10	$1.86	$2.15

Options to purchase approximately 94 thousand shares and 122 thousand shares for the three months and six months ended June 30, 2009, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater that the average market price of the common shares. Options to purchase approximately 24 thousand shares and 20 thousand shares for the three and six months ended June 30, 2008, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack (“Churchill Downs”), Calder Race Course (“Calder”), Arlington Park Race Course (“Arlington Park”) and its ten OTBs and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its ten OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering business, and Bloodstock Research Information Services as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, which includes Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company’s liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues from external customers:
Churchill Downs	$88,421	$93,661	$90,492	$96,130
Arlington Park	25,361	27,756	41,402	40,769
Calder	19,448	18,501	21,632	21,418
Fair Grounds	10,040	11,814	28,728	32,250

Total Racing Operations	143,270	151,732	182,254	190,567
Online Business	20,794	15,587	37,444	29,731
Gaming	15,389	11,770	33,264	24,244
Other Investments	256	168	357	282
Corporate	328	40	455	194

Net revenues from external customers	$180,037	$179,297	$253,774	$245,018

Intercompany net revenues:
Churchill Downs	$2,205	$1,253	$2,205	$1,426
Arlington Park	595	652	837	862
Calder	342	179	362	200
Fair Grounds	—	47	580	884

Total Racing Operations	3,142	2,131	3,984	3,372
Online Business	174	—	298	—
Other Investments	525	555	900	910
Eliminations	(3,841)	(2,686)	(5,182)	(4,282)

Intercompany net revenues	$—	$—	$—	$—

Segment EBITDA and net earnings:
Racing Operations	$48,495	$51,858	$37,746	$56,462
Online Business	5,227	1,549	8,965	2,290
Gaming	4,825	4,739	11,517	9,451
Other Investments	442	336	820	523
Corporate	(403)	(958)	(1,398)	(1,925)

Total EBITDA	58,586	57,524	57,650	66,801
Depreciation and amortization	(7,459)	(7,120)	(14,876)	(14,275)
Interest income (expense), net	53	(119)	(140)	(843)
Income tax expense	(20,324)	(20,854)	(16,845)	(21,417)

Net earnings from continuing operations	30,856	29,431	25,789	30,266
Discontinued operations, net of income taxes	5	(19)	246	(112)

Net earnings	$30,861	$29,412	$26,035	$30,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings and losses of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Online Business	$(272)	$(916)	$(46)	$(1,507)
Other Investments	(123)	(224)	(27)	(463)

	$(395)	$(1,140)	$(73)	$(1,970)

The table below presents total asset information for reported segments (in thousands):

	June 30, 2009	December 31, 2008
Total assets:
Racing Operations	$603,940	$623,849
Online Business	89,640	91,695
Gaming	40,840	64,795
Other Investments	176,951	170,148

	911,371	950,487
Eliminations	(294,166)	(312,820)

	$617,205	$637,667

The table below presents total goodwill information for reported segments (in thousands):

	June 30, 2009	December 31, 2008
Goodwill:
Racing Operations	$50,401	$50,401
Online Business	60,563	60,563
Gaming	3,127	3,127
Other Investments	1,258	1,258

	$115,349	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Six Months Ended June 30,
	2009	2008
Capital expenditures, net:
Racing Operations	$4,008	$6,942
Online Business	813	2,849
Gaming	5,989	6,561
Other Investments	158	143

	$10,968	$16,495

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for the Company for the quarterly period beginning April 1, 2009. SFAS No. 165 requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted SFAS No. 165 during the second quarter of 2009 and there was no impact on the Company’s consolidated financial position and results of operations for the three months ended June 30, 2009. The Company has evaluated all potential subsequent events through July 29, 2009, the filing date for this Quarterly Report on Form 10-Q.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which replaces SFAS No. 162. SFAS No. 168 launches the FASB Accounting Standard Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry specific to general financial statement matters. The standard is effective for interim and annual periods ending after September 15, 2009. The Company intends to adopt the standard on the effective date. The issuance of the Codification will change the way the Company references accounting standards in its disclosures.

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

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A, “Risk Factors” of this Quarterly Report on

Form 10-Q.

Overview

We are a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with ten OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•	Video Services, Inc. (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana;

•	Fair Grounds Slots, a slot facility in Louisiana which operates approximately 600 slot machines; and

•

Calder Casino, a slot facility under construction in Florida, which is expected to open in early 2010, with approximately 1,200 slot machines. Additionally, a poker room operation currently under construction is expected to open in late 2009.

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA as key performance measures of the results of operations. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we are required by accounting principles generally accepted in the United States of America to provide the information concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of

America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

During the fourth quarter of 2008, we opened our permanent slot facility at Fair Grounds and closed the temporary slot facility, which had been in use since September 2007. The new facility includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

During the six months ended June 30, 2009, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our pari-mutuel handle of 4% during the six months ended June 30, 2009 compared to the same period of 2008. Total handle for the pari-mutuel industry, as published by Equibase, declined 10% during the six months ended June 30, 2009 compared to the same period of 2008 and declined 11% during the three months ended June 30, 2009 compared to the same period of 2008. In addition, total handle for the month of June 2009 declined 17% compared to the month of June 2008, as disclosed by Equibase, which was the largest monthly decline in 2009. We anticipate that discretionary spending will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2009, there was $113 million of borrowing capacity under our revolving credit facility, which matures in September 2010. To date, we have not experienced any limitations in our ability to access these sources of liquidity. We expect to be able to extend, refinance, renew or replace a substantial portion of our revolving credit facility prior to its maturity in September 2010, but we cannot give any assurances as to whether we will be able to extend, refinance, renew or replace any portion of our revolving credit facility or as to the timing or terms of any such extension, refinancing, renewal or replacement.

Recent Developments

Ohio Legislation

During its 2009 session, the Ohio legislature indicated that the governor has the authority to authorize the installation of video lottery terminals at each of Ohio’s seven racetracks. If the governor is ultimately determined to have this authority and elects to exercise it, then it is anticipated that video lottery terminals at one or more of Ohio’s racetracks may be operational during 2010. We believe that video lottery terminals at Ohio racetracks will provide a competitive advantage to those racetracks and may enable them to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle. A group has filed a writ of mandamus in the Ohio Supreme Court, challenging the governor’s authority to authorize video lottery terminals. It can not be predicted at this time whether the Ohio legislature’s indication will be upheld, whether the governor will elect to exercise the authority, and which, if any, Ohio racetracks may elect to install video poker terminals.

Calder Casino

On June 3, 2009, construction began on a 108,000 square-foot facility adjacent to Calder, which will feature over 1,200 slot machines and is scheduled to open in early 2010. On July 10, 2009, Calder received licensing approval from the state of Florida to operate 1,225 slot machines. In accordance with the relevant legislation, during the third quarter of 2009, we submitted payments of $3.0 million for the annual license fee for 2009 and $0.3 million for the annual Problem Gaming Fund fee for 2009. The fees will be amortized as expense on a straight line basis over their legal life, which is twelve months.

Receipt of Source Market Fees

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecasted and accepted advance deposit wagers on Arlington Park’s races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the National Thoroughbred Racing Association (“NTRA”) as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid Arlington Park the source market fees of $4.3 million. On February 25, 2009, we reached an agreement with the Illinois Thoroughbred Horsemen’s Association stipulating that fifty percent of such source market fees will be paid as purses. We recorded the source market fees as revenues, along with the related purse expense during the six months ended June 30, 2009.

Legislative and Regulatory Changes

Florida

On January 29, 2008, Miami-Dade County voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machine revenues are to be subject to a fifty percent tax rate. In 2008, Florida Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and Class III slot machines in return for specified revenue to the State of Florida. The compact was voided by the Florida Supreme Court. The Florida legislature subsequently enacted legislation permitting Governor Crist to enter into a compact with the tribe. The governor has until August 31, 2009 to negotiate the compact, which must then be ratified by the Florida legislature. Pending legislation provides for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from fifty percent to thirty-five percent as well as a reduction in the annual license fee from $3 million to $2 million upon final ratification of the tribal compact. The legislation also permits the operation of slot machines at facilities that operate quarter horse meets, including those licensed but not yet operating. This provision would permit Hialeah Racecourse, which is approximately twelve miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of racing. It is unclear whether it would apply to other quarter horse facilities not yet licensed. At this time, it is too early to determine whether the compact will be finalized and the resulting tax reduction achieved.

Kentucky

The 2009 session of the Kentucky legislature concluded on March 27, 2009. The Speaker of the House filed House Bill 158 (“HB 158”), which would have permitted the operation of video lottery terminals (“VLTs”) at Kentucky racetracks. HB 158, as amended, passed the Licensing and Occupations Committee of the House. HB 158 stipulated a $100 million license fee for Churchill Downs payable over the first five years of operation. HB 158 also stipulated a 28% tax rate on gross gaming revenues during the first five years of operation and a 38% tax rate for ensuing years if the facility exceeds $100 million in gross gaming revenues per year. HB 158 was heard by the Appropriations and Revenue Committee of the House but was not voted on by the committee. The Speaker of the House subsequently stated that the issue of expanded gaming should be considered in a special session in the summer of 2009 as part of the state’s efforts to balance the 2010 budget.

Kentucky’s governor called a special session of the legislature on June 15, 2009 to consider a number of issues including the operation of VLTs at Kentucky racetracks. House Bill 2 was considered and passed by the House of Representatives. This marked the first time a bill allowing expanded gaming passed either chamber of the Kentucky legislature. The bill was heard by the Senate Appropriations and Revenue committee and defeated. The issue will remain the focal point of Kentucky’s legislative priorities entering 2010.

Illinois

Illinois State Bills

During the spring 2009 legislative session, the Illinois General Assembly passed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax on wagers made through an ADW business by Illinois residents. SB 1298 becomes effective on the date the governor signs it, and the Illinois Racing Board has emergency rule-making authority to implement it. The governor has until August 25, 2009 to approve or veto SB 1298 or it will become law automatically.

In addition, during the spring 2009 legislative session, the Illinois General Assembly passed, and the governor signed, HB 255, which increases sales taxes on candy, grooming products, certain beverages, liquor, beer, license plates and driver’s license fees for the purpose of funding state capital spending initiatives In addition, HB 255 allows retail liquor establishments, truck stops and fraternal organizations to operate up to five video poker machines, for which tax monies generated from this gambling would also be used for the state capital spending initiatives. Racetracks and OTBs are excluded from the operation of these machines. HB 255 also authorizes a pilot internet lottery program. The expansion of video poker throughout Illinois may have a negative impact on other current forms of legalized gaming, including pari-mutuel wagering on horseracing.

Horse Racing Equity Trust Fund

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive up to 15% of adjusted gross receipts earned on an annual basis from the tenth riverboat casino license granted in Illinois. The funds will be disbursed to racetracks in Illinois and may be utilized for purses and track discretionary spending. In December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This license may become operable as early as 2010. Arlington Park will be entitled to receive fifteen percent of the total funds paid annually by Midwest Gaming LLC into this fund. It is currently not expected that any such amounts would be available for payment to Arlington Park prior to 2011. Moreover, the amount of such payments, if any, cannot be determined at this time.

During the spring of 2006 session, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). The HRE Trust Fund is to be funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. Sixty percent of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to Illinois organizational licensees pursuant to percentage allocations set forth in the legislation and is for improving, maintaining, marketing and operating, their tracks. Such amounts also may be used for backstretch services and capital improvements. Public Act 94-804 expired after two years.

In an effort to prevent implementation of Public Act 94-804, the four Illinois riverboat casinos that met the revenue threshold and therefore were required to contribute to the HRE Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint alleged that Public Act 94-804 is unconstitutional. The complaint was filed against the State Treasurer and the Illinois Racing Board to enjoin the imposition and collection of the 3% surcharge from the casinos. The trial court ruled in April 2007 that the law was unconstitutional. The Attorney General appealed to the Illinois Supreme Court, which reversed (Empress Casino Joliet Corp. v. Giannoulias, 231 Ill.2d 62 (2008)). The riverboat casinos requested certiorari from the U.S. Supreme Court, and filed a petition to stay payment until final determination is made by that court. On June 8, 2009, the U.S. Supreme Court denied certiorari. On June 17, 2009, the riverboat casinos filed a petition with the Circuit Court of Will County, requesting that the judgment be re-opened and that Public Act 94-804 be held unconstitutional on new grounds (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 20751). Arlington Park intervened in this lawsuit on June 26, 2009. The riverboats have been paying the monies required to be paid under Public Act 94-804 into a special protest fund account, which the trial court has retained in place via a temporary restraining order, thereby preventing the monies from being transferred to the HRE Trust Fund.

During November 2008, the Illinois General Assembly passed legislation (Public Act 95-1008) to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos initiated litigation in the Circuit Court of Will County on January 8, 2009, to challenge and enjoin enforcement of Public Act 95-1008 (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 0112). The riverboats have been paying the required monies into a special protest fund account, which the trial court has retained in place via a temporary restraining order, thereby preventing the monies from being transferred to the HRE Trust Fund. Arlington Park intervened in this lawsuit on June 26, 2009.

Other Illinois Litigation

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was named in the RICO charges, but rather was named solely in the counts requesting that the monies held in the special protest fund accounts be held in a constructive trust for the benefit of the riverboat casinos.

On June 25, 2009, the riverboat casinos filed a lawsuit in the Cook County Circuit Court, Chancery Division, against the Treasurer of the State of Illinois, requesting the court to enjoin the Treasurer from disbursing the monies in the special protest fund accounts pending final resolution of the Federal Lawsuit. Arlington Park intervened in this lawsuit on July 16, 2009.

As of June 30, 2009, approximately $76.5 million has been paid by the riverboat casinos into the HRE Trust Fund pursuant to Public Law 94-804. The State of Illinois has adopted the position that the organizational licensees are not entitled to payment of interest. On July 14, 2009, the Illinois Racing Board (“IRB”) voted to determine eligibility to receive a distribution under Public Act 94-804 and to approve a percentage allocation among eligible organizational licensees of the $30.6 million, excluding interest, that has been paid into the special protest fund account during the two-year statutory period. The IRB allocated 33.8% ($10.3 million) to Arlington Park. The IRB determination is subject to challenge by current and former organizational licensees. To date, no amounts have been paid out of the HRE Trust Fund or the special protest funds. However, if the riverboat casinos’ legal challenges are ultimately unsuccessful, all of these funds likely will be required to be disbursed in accordance with the statutes and the IRB determination. We have not recorded any of the amounts which we may be entitled to receive under Public Acts 94-804 and 95-1008 as revenue, nor do we have an asset reflected on our balance sheet in respect of any such amounts. In light of the pending litigation and significant uncertainty surrounding it, there can be no assurance that we will receive any of these funds or, if it does, the timing of such receipt.

As of the date of the filing of this Quarterly Report on Form 10-Q, we do not know the impact that the ultimate outcome of these matters could have on our business, financial condition and results of operations.

Other States

Effective July 1, 2009, new Virginia legislation established an 11.5% source market fee to be paid by ADW businesses on wagers made by Virginia residents. However, TwinSpires currently is required to pay a 7.2% source market fee on wagers made by Virginia residents as mandated by the Virginia Racing Commission. This rate is in effect until December 31, 2009.

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle

The table below presents pari-mutuel financial handle data for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
Racing Operations:
Churchill Downs
Total handle	$444,371	$512,823	$(68,452)	-13%	$461,506	$532,375	$(70,869)	-13%
Net pari-mutuel revenues	$35,747	$37,403	$(1,656)	-4%	$37,428	$39,555	$(2,127)	-5%
Commission %	8.0%	7.3%			8.1%	7.4%

Arlington Park
Total handle	$252,405	$276,656	$(24,251)	-9%	$345,394	$379,288	$(33,894)	-9%
Net pari-mutuel revenues	$22,191	$24,446	$(2,255)	-9%	$38,034	$37,090	$944	3%
Commission %	8.8%	8.8%			11.0%	9.8%

Calder
Total handle	$195,034	$131,412	$63,622	48%	$225,383	$169,580	$55,803	33%
Net pari-mutuel revenues	$19,130	$18,036	$1,094	6%	$20,995	$20,616	$379	2%
Commission %	9.8%	13.7%			9.3%	12.2%

Fair Grounds
Total handle	$31,118	$41,564	$(10,446)	-25%	$288,175	$322,418	$(34,243)	-11%
Net pari-mutuel revenues	$5,516	$7,553	$(2,037)	-27%	$22,410	$26,354	$(3,944)	-15%
Commission %	17.7%	18.2%			7.8%	8.2%

Online Business
Total handle	$98,358	$68,799	$29,559	43%	$175,104	$130,420	$44,684	34%
Net pari-mutuel revenues	$18,966	$13,649	$5,317	39%	$33,979	$25,930	$8,049	31%
Commission %	19.3%	19.8%			19.4%	19.9%

Eliminations
Total handle	$(42,772)	$(27,603)	$(15,169)	-55%	$(56,153)	$(39,096)	$(17,057)	-44%
Net pari-mutuel revenues	$(3,142)	$(2,133)	$(1,009)	-47%	$(3,984)	$(3,372)	$(612)	-18%

Total
Handle	$978,514	$1,003,651	$(25,137)	-3%	$1,439,409	$1,494,985	$(55,576)	-4%
Net pari-mutuel revenues	$98,408	$98,954	$(546)	-1%	$148,862	$146,173	$2,689	2%
Commission %	10.1%	9.9%			10.3%	9.8%

NM: Not meaningful                                U: > 100% unfavorable                                F: >100% favorable

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Number of thoroughbred live race days	118	126	(8)	-6%
Net pari-mutuel revenues	$98,408	$98,954	$(546)	-1%
Gaming revenues	15,142	11,663	3,479	30%
Other operating revenues	66,487	68,680	(2,193)	-3%

Total net revenues from continuing operations	$180,037	$179,297	$740	—

Operating income	$51,122	$51,083	$39	—
Operating income margin	28%	28%
Net earnings from continuing operations	$30,856	$29,431	$1,425	5%
Diluted net earnings from continuing operations per common share	$2.20	$2.10

Our total net revenues increased $0.7 million primarily as a result of increased Gaming revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. Partially offsetting the Gaming increase was a decline in non-pari-mutuel revenues generated by Kentucky Derby week. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Purse expenses	$40,922	$40,995	$(73)	—
Depreciation and amortization	7,459	7,120	339	5%
Other operating expenses	68,548	66,554	1,994	3%
SG&A expenses	11,986	13,545	(1,559)	-12%

Total	$128,915	$128,214	$701	1%

Percent of revenue	72%	72%

Significant items affecting the comparability of our expenses include:

•

Other operating expenses increased by $2.0 million within the Gaming segment, reflecting primarily additional advertising and salary expenses consistent with the expansion of slot operations in Louisiana. Online Business expenses increased by $0.9 million, reflecting primarily the additional cost of racing content generated by revenue growth within the operating segment. Racing Operations other operating expenses decreased by $1.0 million, reflecting primarily the decline in pari-mutuel revenues.

•

SG&A expenses decreased during the three months ended June 30, 2009 as we incurred $0.9 million less in compensation expense related to a long-term incentive plan compared to the three months ended June 30, 2008. We determined it was unlikely that objectives for the 2009 plan year would be achieved and reversed the related compensation expense recorded during the three months ended March 31, 2009. In addition, employee-related expenses decreased by $0.6 million within Racing Operations as we realigned our operating segments during the prior year.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Interest income	$264	$157	$107	68%
Interest expense	(211)	(276)	65	24%
Equity in loss of unconsolidated investments	(395)	(1,140)	745	65%
Miscellaneous, net	400	461	(61)	-13%

Other income (expense)	$58	$(798)	$856	F

Income tax provision	$(20,324)	$(20,854)	$530	3%
Effective tax rate	40%	41%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.3 million equity loss related to our investment in HRTV during the three months ended June 30, 2009 compared to a $0.9 million equity loss during the three months ended June 30, 2008. Revenues related to increased distribution through ADW businesses and lower distribution costs contributed to the improvement.

•

Interest income increased during the second quarter of 2009 as we completed the repayment of all amounts borrowed in 2007 to fund the acquisition of ATAB and BRIS and generated additional interest income from the investment of excess cash flows. Interest expense decreased during the three months ended June 30, 2009 due to lower average outstanding debt balances and lower interest rates under our revolving credit facility.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Churchill Downs	$90,626	$94,914	$(4,288)	-5%
Arlington Park	25,956	28,408	(2,452)	-9%
Calder	19,790	18,680	1,110	6%
Fair Grounds	10,040	11,861	(1,821)	-15%

Total Racing Operations	$146,412	$153,863	$(7,451)	-5%
Online Business	20,968	15,587	5,381	35%
Gaming	15,389	11,770	3,619	31%
Other Investments	781	723	58	8%
Corporate Revenues	328	40	288	F
Eliminations	(3,841)	(2,686)	(1,155)	-43%

Net Revenues	$180,037	$179,297	$740	—

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and average daily active users during the three months ended June 30, 2009. This improvement was due to additional racing content gained during the quarter, such as races at Keeneland and Churchill Downs as well as expansion into additional states during late 2008.

•

Gaming revenues increased primarily as a result of increased revenues related to the permanent slot facility at Fair Grounds, which opened during November 2008 and now includes over 600 slot machines compared to approximately 245 slot machines included in the temporary facility during the three months ended June 30, 2008.

•	Calder revenues increased primarily due to the resolution of a dispute with horsemen during 2008, which negatively impacted pari-mutuel revenues during the three months ended June 30, 2008.

•

Churchill Downs revenues decreased as we experienced lower corporate hospitality, admissions and other operational revenues related to Kentucky Derby week that we believe is attributable to continued general weakness in the U.S economy. In addition, we conducted six fewer live race days at Churchill Downs during the second quarter of 2009 compared to the second quarter of 2008 as the racetrack eliminated these days from its spring meet due to a reduced number of entries and a decline in purses earned from all wagering sources. Churchill Downs incurred a one-time reduction in pari-mutuel taxes of $1.7 million during the three months ended June 30, 2009 compared to the same period of 2008 due to not achieving average daily handle levels that trigger the payment of pari-mutuel taxes at the maximum rate of 3.5%, as has occurred historically. Such reduction in pari-mutuel taxes resulted in approximately $0.9 million in additional purse expense during the three months ended June 30, 2009.

•	Arlington Park and Fair Grounds revenues decreased due to lower pari-mutuel revenues that we believe is attributable to continued general weakness in the U.S. economy.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Racing Operations	$48,495	$51,858	$(3,363)	-6%
Online Business	5,227	1,549	3,678	F
Gaming	4,825	4,739	86	2%
Other Investments	442	336	106	32%
Corporate	(403)	(958)	555	58%

Total EBITDA	$58,586	$57,524	$1,062	2%

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating an increase in EBITDA during the three months ended June 30, 2009 compared to the same period of 2008 include:

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of additional racing content as well as the expansion into additional states during late 2008. In addition, our investment in HRTV generated a $0.3 million equity loss during the three months ended June 30, 2009 compared to a $0.9 million equity loss during the same period of 2008 due to increased distribution through ADW businesses and lower distribution costs.

•	Corporate EBITDA increased due to the favorable settlement of a dispute regarding consideration due in accordance with a simulcast services contract that contributed $0.7 million.

•

Gaming EBITDA increased primarily due to increased revenues related to the permanent slot facility at Fair Grounds, which opened in November 2008. This increase was partially offset by $0.4 million in additional expenses associated with the commencement of operations at Calder Casino. Additionally, the video poker business experienced a decline of $0.4 million, which we believe was the result of weakness in the U.S. economy as well as construction that was being performed near one of our most popular OTBs.

•

Racing Operations EBITDA decreased primarily due to lower corporate hospitality and admissions revenues during Kentucky Derby week that we believe are attributable to continued general weakness in the U.S. economy.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Number of thoroughbred live race days	179	183	(4)	-2%
Net pari-mutuel revenues	$148,862	$146,173	$2,689	2%
Gaming revenues	32,652	24,012	8,640	36%
Other operating revenues	72,260	74,833	(2,573)	-3%

Total net revenues from continuing operations	$253,774	$245,018	$8,756	4%

Operating income	$42,127	$53,663	$(11,536)	-21%
Operating income margin	17%	22%
Net earnings from continuing operations	$25,789	$30,266	$(4,477)	-15%
Diluted net earnings from continuing operations per common share	$1.84	$2.16

Our total net revenues increased $8.8 million primarily as a result of increased revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. Pari-mutuel revenues increased from the expansion of the Online Business, which more than offset the decline in racetrack pari-mutuel revenues. Other operating revenues decreased primarily due to a decline in corporate hospitality and admissions revenues generated by Kentucky Derby week. Further discussion of net revenue variances by our reported segments is detailed below. Operating income declined as we recognized $17.2 million of insurance recoveries during the six months ended June 30, 2008 related to damages sustained by Hurricane Katrina.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Purse expenses	$61,400	$58,954	$2,446	4%
Depreciation and amortization	14,876	14,275	601	4%
Other operating expenses	110,936	109,624	1,312	1%
SG&A expenses	24,435	25,702	(1,267)	-5%
Insurance recoveries	—	(17,200)	17,200	U

Total	$211,647	$191,355	$20,292	11%

Percent of revenue	83%	78%

Significant items affecting the comparability of our expenses include:

•

Insurance recoveries reflect the receipt of $17.2 million of insurance recoveries during the six months ended June 30, 2008 related to damages sustained at Fair Grounds as a result of Hurricane Katrina.

•

Purse expenses increased during the six months ended June 30, 2009 as a result of Arlington Park’s increase of $2.1 million of purse expense associated with the receipt of $4.3 million of source market fees from the NTRA. In addition, purse expense attributable to the Gaming operating segment increased $1.8 million, reflecting the growth of gaming revenues. Finally, purse expense at Calder increased $1.2 million due to the resolution of a dispute with horsemen during 2008, which negatively impacted pari-mutuel revenues during the six months ended June 30, 2008. Partially offsetting these increases was a decline in purse expense at Churchill Downs, Fair Grounds and Arlington Park that we believe is associated with the continuing downward trend in the pari-mutuel business of the Racing Operations operating segment caused by the general weakness in the U.S. economy as well as four fewer live race days during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

•

Other operating expenses increased $3.9 million within the Gaming operating segment, which were generated by the expansion of slot operations in Louisiana. Partially offsetting this increase was lower expenses of $2.6 million in Racing Operations reflecting the decline in pari-mutuel revenues.

•	SG&A expenses decreased primarily due to cost reductions made within the Racing Operations segment as we realigned our operating segments during 2008.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Interest income	$387	$334	$53	16%
Interest expense	(527)	(1,177)	650	55%
Equity in loss of unconsolidated investments	(73)	(1,970)	1,897	96%
Miscellaneous, net	720	833	(113)	-14%

Other income (expense)	$507	$(1,980)	$2,487	F

Income tax provision	$(16,845)	$(21,417)	$4,572	21%
Effective tax rate	40%	41%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.1 million equity loss related to our investment in HRTV during the six months ended June 30, 2009 compared to a $1.5 million equity loss during the six months ended June 30, 2008. Revenues related to increased distribution through ADW businesses and lower distribution costs contributed to the improvement.

•

Interest expense decreased during the six months ended June 30, 2009 due to lower average outstanding debt balances and lower interest rates under our revolving credit facility. During the second quarter of 2009, we completed the repayment of all amounts borrowed in 2007 to fund the acquisition of ATAB and BRIS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Churchill Downs	$92,697	$97,556	$(4,859)	-5%
Arlington Park	42,239	41,631	608	1%
Calder	21,994	21,618	376	2%
Fair Grounds	29,308	33,134	(3,826)	-12%

Total Racing Operations	$186,238	$193,939	$(7,701)	-4%
Online Business	37,742	29,731	8,011	27%
Gaming	33,264	24,244	9,020	37%
Other Investments	1,257	1,192	65	5%
Corporate Revenues	455	194	261	F
Eliminations	(5,182)	(4,282)	(900)	-21%

Net Revenues	$253,774	$245,018	$8,756	4%

Significant items affecting comparability of our revenues by segment include:

•

Gaming revenues increased primarily as a result of increased revenues related to the permanent slot facility at Fair Grounds, which opened during November 2008 and now includes over 600 slot machines compared to approximately 245 slot machines included in the temporary facility during the six months ended June 30, 2008.

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and average daily active users during the six months ended June 30, 2009. This improvement was due to additional racing content gained during the six months ended June 30, 2009, such as races at Keeneland and Churchill Downs as well as expansion into additional states during late 2008.

•

Churchill Downs revenues decreased due to a decline in corporate hospitality and admissions revenues from Kentucky Derby week. In addition, revenues decreased due to six fewer live race days during the six months ended June 30, 2009 compared to the same period of 2008 as the racetrack eliminated these days from its spring meet due to a reduced number of entries and a decline in purses earned from all wagering sources.

•

Fair Grounds experienced lower revenues despite conducting four additional live race days during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We believe continued general weakness in the U.S. economy hindered results.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Racing Operations	$37,746	$56,462	$(18,716)	-33%
Online Business	8,965	2,290	6,675	F
Gaming	11,517	9,451	2,066	22%
Other Investments	820	523	297	57%
Corporate	(1,398)	(1,925)	527	27%

Total EBITDA	$57,650	$66,801	$(9,151)	-14%

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a reduction in EBITDA during the six months ended June 30, 2009 compared to the same period of 2008 include:

•

Racing Operations EBITDA decreased primarily due to the recognition of insurance recoveries of $17.2 million related to damages sustained at Fair Grounds by Hurricane Katrina during the six months ended June 30, 2008. The receipt of $2.1 million in net source market fee income at Arlington Park was more than offset by lower profitability of $3.2 million from Kentucky Derby week and weaker performance at Churchill Downs from fewer live race days.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of racing content as well as expansion into additional states during late 2008. In addition, our investment in HRTV generated a $0.1 million equity loss during the six months ended June 30, 2009 compared to a $1.5 million equity loss during the same period of 2008 due to increased distribution through ADW businesses and lower distribution costs.

•

Gaming EBITDA increased primarily due to increased revenues related to the permanent slot facility at Fair Grounds, which opened in November 2008 and currently includes over 600 slot machines compared to approximately 245 slot machines included in the temporary facility during the six months ended June 30, 2008.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2009 and December 31, 2008 (in thousands):

			Change
	June 30, 2009	December 31, 2008	$	%
Total assets	$617,205	$637,667	$(20,462)	-3%
Total liabilities	$195,604	$243,776	$(48,172)	-20%
Total shareholders’ equity	$421,601	$393,891	$27,710	7%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in income taxes receivable and accounts receivable of $16.0 million and $4.2 million, respectively. Income taxes receivable decreased reflecting the tax expense generated by net earnings for the six months ended June 30, 2009. Accounts receivable balances decreased primarily due to the collection of Churchill Downs receivables related to the spring meet and Kentucky Derby week.

•

Significant changes within total liabilities include decreases in long-term debt and deferred revenue of $43.1 million and $22.1 million, respectively. Long-term debt decreased due to payments under our bank revolver arising from cash generated by operating activities, which included collections of Kentucky Derby-related receivables. Deferred revenue decreased due to the recognition of advance billings related to the 2009 Kentucky Derby and spring meet at Churchill Downs. Partially offsetting these decreases were increases in accounts payable and accrued expenses of $12.8 million and $3.2 million, respectively, primarily driven by the commencement of the spring meets at Churchill Downs, Arlington Park and Calder.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Operating activities	$65,169	$84,969	$(19,800)	-23%
Investing activities	$(12,478)	$(19,315)	$6,837	35%
Financing activities	$(50,531)	$(62,368)	$11,837	19%

Significant items affecting comparability of our liquidity and capital resources include:

•

The decrease in cash provided by operating activities is primarily due to the recovery of $17.2 million of insurance proceeds related to damages sustained by Hurricane Katrina at Fair Grounds during the six months ended June 30, 2008. We anticipate that cash flows from operations as well as borrowings on our revolving credit facilities will be adequate to fund our business operations and capital expenditures for at least the next twelve months.

•

The decrease in cash used in investing activities is attributable primarily to a favorable comparison to 2008 spending related to the permanent slot facility and dormitory at Fair Grounds along with enhancements to the Online Business, partially offset by 2009 spending related to Calder Casino.

•

We made repayments in excess of our borrowings on our revolving credit facilities of $43.1 million during the six months ended June 30, 2009, compared to $58.0 million during the six months ended June 30, 2008. We completed the repayment of all amounts borrowed in 2007 to fund the acquisition of ATAB and BRIS. Our ability to access the credit market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. To date, we have not experienced any limitations in our ability to access these sources of liquidity. As of June 30, 2009, there is $113 million of borrowing capacity under our revolving credit facility, which matures September 2010. Our revolving credit facility does not limit our ability to pay dividends.

During the six months ended June 30, 2009, there were no material changes in our commitments to make future payments or in our contractual obligations. During the third quarter of 2009, we paid the final $3.5 million earn-out payment related to our acquisition of ATAB and BRIS. In addition, we paid $3.3 million of 2009 licensing fees for Calder Casino during the third quarter of 2009.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for the Company for the quarterly period beginning April 1, 2009. SFAS No. 165 requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. We adopted SFAS No. 165 during the second quarter of 2009 and there was no impact on our consolidated financial position and results of operations for the three months ended June 30, 2009. We have evaluated all potential subsequent events through July 29, 2009, the issuance date for this Quarterly Report on Form 10-Q.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which replaces SFAS No. 162. SFAS No. 168 launches the FASB Accounting Standard Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry specific to general financial statement matters. The standard is effective for interim and annual periods ending after September 15, 2009. We intend to adopt the standard on the effective date. The issuance of the Codification will change the way we reference accounting standards in our disclosures.

We adopted FASB Staff Position (“FSP”) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires certain disclosures regarding the fair value of financial instruments in interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, we had no amounts outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) alleging that the THG, the FHBPA and various other state horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the

Kentucky Horsemen’s Benevolent and Protective Association, Inc. (“KHBPA”), the Kentucky Thoroughbred Association (“KTA”) and certain other individuals to the THG Lawsuit. On July 28, 2008, the THG, the KTA and the KHBPA filed separated motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim. The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the Interstate Horseracing Act of 1978 when the Company reduced purses by 20% at Churchill Downs. Specifically, the counterclaim alleges that, as required by an agreement, wagers placed through TwinSpires.com on live races conducted at Churchill Downs were not included in the calculation of purses to be paid into the purse account of Churchill Downs, and wagers placed by customers through TwinSpires.com on races conducted at other racetracks simulcast by Churchill Downs must be deemed to have been made at Churchill Downs, but no portion of the wagers made through TwinSpires.com on races simulcast at Churchill Downs was paid into the purse account of Churchill Downs. On February 5, 2009, the Company agreed to dismiss with prejudice the KTA and its individual defendants from the THG lawsuit. On February 19, 2009, a hearing was held on the motion to dismiss the THG lawsuit. On March 20, 2009, the court denied the motion with respect to the majority of the claims. The defendants filed a motion to appeal on April 9, 2009. On April 27, 2009, the Company filed a motion in opposition to the defendants’ motion to appeal. The Court denied the defendants’ motion to appeal on May 27, 2009.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations at Calder (the “Purse Agreement”). The Purse Agreement became effective on July 7, 2008 through January 2, 2009. Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally made payments to the horsemen in an amount equal to fifty percent of all revenue from pari-mutuel operations. In the event that the Company refiled the claims underlying the THG Lawsuit against the FHBPA Defendants, the Purse Agreement would become null and void. On April 15, 2009, the Company and the Florida Breeders and Owners Association (“FTBOA”) entered into a purse agreement for the period from April 24, 2009 through January 2, 2010 (“New Purse Agreement”). Under the New Purse Agreement, the Company generally will make payments to horsemen in an amount equal to fifty percent of all revenue from pari-mutuel operations.

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

On July 7, 2009, Cloverleaf Enterprises, Inc. (d/b/a Rosecroft Raceway) (“Cloverleaf”) filed a lawsuit styled Cloverleaf Enterprises, Inc. vs. Maryland Thoroughbred Horsemen’s Association, Inc., et. al., (Case No. 09-2056 PM) in the United States Bankruptcy Court, District of Maryland, Greenbelt Division. The lawsuit names the Company, Arlington Park and Calder (the “Named CDI Entities”) and alleges the Named CDI Entities breached their agreement to send audio-visual signals of their live horse races to Rosecroft so that Rosecroft’s patrons could place wagers on those races (the “Simulcast Agreements”). Cloverleaf has alleged $10 million of damages caused by the alleged breach of contract. The lawsuit further names TrackNet as a defendant, alleges TrackNet tortiously interfered with the Simulcast Agreements and alleges $10 million of damages caused by the tortuous interference. Cloverleaf further requests an injunction to compel the Named CDI Entities to resume sending the audio-visual signals to Rosecroft. On July 15, 2009, the court denied Cloverleaf’s motion for a temporary restraining order. A hearing on Colverleaf’s motion for a preliminary injunction is scheduled for August 20, 2009. The Company is vigorously defending against this lawsuit.

During 2008, the Company discovered that an employee at Calder had committed theft by falsifying invoices for supplies that were not delivered. On May 5, 2008, the Company filed an employee theft claim with its insurance carrier for $2.8 million. On August 8, 2008, the Company filed an action against the employee for recovery. There is no guarantee that the Company will recover any amounts from the employee or the insurance carrier or, if there is recovery, what that amount will be.

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

General Economic Trends are Unfavorable

There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. The recent, severe economic downturn and adverse conditions in local, regional, national and global markets has negatively impacted our operations and will likely continue to do so in the near future. During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline. Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. For example, one major horseracing company, Magna Entertainment Corp. (“MEC”), filed bankruptcy in the United States Bankruptcy Court for the District of Delaware on March 5, 2009. MEC owns several racetracks, including, among others, Santa Anita, Gulfstream Park, Lone Star Park, Laurel and Pimlico. It also owns Xpressbet, an ADW business. As such, it provides racing signals for wagering at our racetracks and through TwinSpires.com for import simulcast purposes and markets for export simulcast purposes. In addition, it is the co-owner with the Company of TrackNet and HRTV. MEC also owns Amtote International, Inc., a totalisator company that provides totalisator services to Arlington Park, Calder, Fair Grounds and TwinSpires. We cannot predict at this time what the effect will be of such bankruptcy on our business, financial condition or results of operations. We are closely monitoring the bankruptcy proceedings for potential development opportunities and the bankruptcy’s potential impact on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2009.

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	4/1/09 - 4/30/09	1,394	(1)	$30.06	—	—
Period 2	5/1/09- 5/31/09	—		—	—	—
Period 3	6/1/09- 6/30/09	—		—	—	—

		1,394		$30.06	—	—

(1)	Shares of common stock were repurchased from grantee of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant’s 2009 Annual Meeting of Shareholders (“Annual Meeting”) was held on June 18, 2009. Proxies were solicited by the registrant’s Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition of the Board’s nominees in the proxy statement, and all nominees were elected by the shareholders. Voting results for each nominee were as follows:

Class I Directors	Votes For	Votes Withheld
Leonard S. Coleman, Jr.	10,829,937	556,004
Craig J. Duchossois	10,764,859	621,082
Robert L. Evans	10,727,846	658,096
G. Watts Humphrey, Jr.	10,753,547	632,394

The terms of office of each of Richard L. Duchossois, J. David Grissom, James F. McDonald, Susan Elizabeth Packard, R. Alex Rankin, Robert L. Fealy, Daniel P. Harrington, Carl F. Pollard and Darrell R. Wells continued after the Annual Meeting.

At the Annual Meeting, shareholders approved a proposal to ratify the appointment of James F. McDonald and R. Alex Rankin as Class II directors, serving terms expiring at the Company’s 2010 Annual Meeting of Shareholders. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
11,218,477	148,671	18,792	0

At the Annual Meeting, shareholders approved a proposal to ratify the appointment of Pricewaterhouse Coopers LLP as the Company’s independent registered public accounting firm for fiscal year 2009. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
11,135,033	242,239	8,669	0

At the Annual Meeting, shareholders approved a proposal to approve material terms of the performance goals and maximum awards payable as established by the special Subcommittee of the Compensation Committee of the Board of Directors for the payment of compensation to Robert L. Evans, William C. Carstanjen, William E. Mudd and Steven P. Sexton under the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997). The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions	Broker Non-Votes
10,942,469	380,386	63,107	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 29, 2009	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2009	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009