Form 10-Q
period 2009-09-30
CHURCHILL DOWNS INC
filed 2009-10-28
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock at October 23, 2009 was 13,711,337 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,552	$12,658
Restricted cash	13,453	13,738
Accounts receivable, net of allowance for doubtful accounts of $985 in 2009 and $1,187 in 2008	23,401	40,909
Deferred income taxes	6,180	5,900
Income taxes receivable	—	16,895
Other current assets	15,443	10,362

Total current assets	75,029	100,462
Property and equipment, net	386,876	375,418
Goodwill	115,349	115,349
Other intangible assets, net	34,847	32,939
Other assets	10,854	13,499

Total assets	$622,955	$637,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,742	$40,745
Purses payable	15,472	11,301
Accrued expenses	44,734	43,386
Income taxes payable	6,378	—
Dividends payable	—	6,767
Deferred revenue	6,145	28,178
Current portion of long-term debt	33,000	—

Total current liabilities	138,471	130,377
Long-term debt	—	43,140
Convertible note payable, related party	14,550	14,234
Other liabilities	21,141	18,223
Deferred revenue	16,912	18,296
Deferred income taxes	11,570	19,506

Total liabilities	202,644	243,776
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,712 shares issued September 30, 2009 and 13,689 shares issued December 31, 2008	145,037	142,327
Retained earnings	275,274	251,564

Total shareholders’ equity	420,311	393,891

Total liabilities and shareholders’ equity	$622,955	$637,667

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS

for the three and nine months ended September 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$100,896	$99,603	$354,670	$344,621
Operating expenses	85,344	83,302	272,556	266,155
Selling, general and administrative expenses	13,092	12,006	37,527	37,708
Insurance recoveries, net of losses	—	—	—	(17,200)

Operating income	2,460	4,295	44,587	57,958
Other income (expense):
Interest income	393	144	780	478
Interest expense	(245)	(362)	(772)	(1,539)
Equity in loss of unconsolidated investments	(568)	(670)	(641)	(2,640)
Miscellaneous, net	322	292	1,042	1,125

	(98)	(596)	409	(2,576)

Earnings from continuing operations before provision for income taxes	2,362	3,699	44,996	55,382
Income tax provision	(3,578)	(1,351)	(20,423)	(22,768)

Net (loss) earnings from continuing operations	(1,216)	2,348	24,573	32,614
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(1,109)	120	(863)	8

Net (loss) earnings	$(2,325)	$2,468	$23,710	$32,622

Net (loss) earnings per common share data:
Basic
Net (loss) earnings from continuing operations	$(0.09)	$0.17	$1.75	$2.33
Discontinued operations	(0.08)	0.01	(0.06)	—

Net (loss) earnings	$(0.17)	$0.18	$1.69	$2.33

Diluted
Net (loss) earnings from continuing operations	$(0.09)	$0.17	$1.75	$2.33
Discontinued operations	(0.08)	0.01	(0.06)	—

Net (loss) earnings	$(0.17)	$0.18	$1.69	$2.33

Weighted average shares outstanding
Basic	13,587	13,549	13,578	13,534
Diluted	13,587	14,025	14,040	14,016

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2009	2008
Cash flows from operating activities:
Net earnings	$23,710	$32,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,399	21,446
Equity in loss of unconsolidated investments	641	2,640
Share-based compensation	2,338	3,344
Other	(154)	(91)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(22)	(1,962)
Accounts receivable	(2,657)	5,716
Other current assets	(394)	(2,065)
Accounts payable	(6,231)	5,071
Purses payable	4,172	60
Accrued expenses	4,848	(938)
Deferred revenue	(3,253)	(4,767)
Income taxes receivable and payable	23,273	11,049
Other assets and liabilities	(5,801)	2,517

Net cash provided by operating activities	62,869	74,642

Cash flows from investing activities:
Additions to property and equipment	(32,305)	(28,562)
Contingency payment for acquisition of business	(3,500)	(3,500)
Purchases of minority investments	(1,894)	(2,609)
Acquisition of gaming license	(3,250)	—
Proceeds on sale of property and equipment	8	—
Change in deposit wagering asset	307	(690)

Net cash used in investing activities	(40,634)	(35,361)

Cash flows from financing activities;
Borrowings on bank line of credit	253,314	235,853
Repayments on bank line of credit	(263,454)	(267,843)
Change in book overdraft	(2,041)	(3,401)
Repurchase of common stock	(89)	(82)
Windfall tax benefit from share-based compensation	—	19
Payment of dividends	(6,767)	(6,750)
Common stock issued	427	448
Change in deposit wagering liability	269	444

Net cash used in financing activities	(18,341)	(41,312)

Net increase (decrease) in cash and cash equivalents	3,894	(2,031)
Cash and cash equivalents, beginning of period	12,658	15,345

Cash and cash equivalents, end of period	$16,552	$13,314

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$302	$1,674
Income taxes	$6,829	$11,645
Schedule of non-cash investing and financing activities:
Issuance of common stock with restricted stock plan	$—	$30
Assets acquired and liabilities assumed in acquisitions of businesses:
Property and equipment	$—	$3,500
Accrued expenses	$—	$3,500

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 118 live racing days during the third quarter of 2009, which compares to 119 live racing days conducted during the third quarter of 2008. For the nine months ended September 30, 2009, the Company conducted 297 live racing days, which compares to 302 live racing days conducted during the nine months ended September 30, 2008.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net (Loss) Earnings.

NOTE 2 — INCOME TAXES

The Company is currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, the Company received approximately $22.9 million of proceeds related to the sale of personal seat licenses sold in connection with the renovation of Churchill Downs Racetrack (“Churchill Downs”). The personal seat licenses that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, the Company deferred the income for the personal seat licenses over the respective terms of the licenses.

During the three months ended September 30, 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the personal seat licenses is taxable during the period the proceeds are received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of income taxes due for each of the tax years 2005 and 2006. The Company intends to defend its position of deferring income related to the sale of personal seat licenses using a fast track mediation process offered by the IRS. However, it is uncertain at this time whether the fast track mediation process will be made available to the Company by the IRS. If the Proposed Audit Adjustment is upheld, the Company estimates it could have a potential total negative cash impact of up to $7.9 million plus accrued interest through September 30, 2009 of approximately $2.3 million, which represents amounts due at both state and federal levels.

If the Company is unable to resolve this matter through the fast track mediation process, or if the fast track mediation process is not available, the Company would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, the Company would have the following options:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

File a written protest and a request for an appeals conference with the IRS within 90 days. In this case, payments would not be required until a decision is made in the appeals conference. The Company may choose to skip this option in favor of option 2.

2.

File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision. This option would still be available if option 1 was chosen first and the Company was not satisfied with the result.

3.	Wait to receive a statement of amount due from the IRS and pay the amount due.

4.

Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, the Company can attempt to reach a settlement with the IRS.

If the Company is unable to resolve this matter through the fast track mediation process, a decision would be made at that time as to which of the above options would be pursued. In any case, the Company continues to believe that its position is well supported and will vigorously contest the Proposed Audit Adjustment. However, based on current circumstances, during the three months ended September 30, 2009, the Company recorded a deferred tax asset and income taxes payable of $7.9 million. In addition, the Company recognized $2.3 million of income tax expense associated with accrued interest on the Proposed Audit Adjustment.

Additionally, the IRS proposed an adjustment to reduce the amount of a capital loss carryback claim related to the sale of Ellis Park during 2006. The Company has agreed to this adjustment. As a result, approximately $1.1 million of income tax expense related to the adjustment was recognized during the three months ended September 30, 2009 and is included in discontinued operations. As of September 30, 2009, total outstanding capital loss carryback claims to be received by the Company totaled $8.2 million.

NOTE 3 — INSURANCE RECOVERY

During 2008, the Company discovered that an employee at Calder Race Course (“Calder”), during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered and filed an employee theft claim with its insurance carrier for $2.7 million. During the three months ended September 30, 2009, the Company reached a settlement with Calder’s insurance carrier and received payment of $2.5 million, which represents the full payment of claims related to the losses, net of a $0.2 million deductible. The Company recorded this recovery as a reduction of operating expenses during the three months ended September 30, 2009.

NOTE 4 — RECEIPT OF REAL ESTATE TAX REFUND

During the three months ended September 30, 2009, the Company received a payment of $2.4 million from the State of Illinois related to a successful challenge by Arlington Park that real estate tax payments made for the years 2001 through 2006 were excessive. The Company recorded the real estate tax refund as a reduction of operating expenses during the three months ended September 30, 2009. Additionally, the Company received $0.3 million of interest related to the real estate tax refund, which was recorded as interest income during the three months ended September 30, 2009.

NOTE 5 — RECEIPT OF SOURCE MARKET FEES

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecasted and accepted advance deposit wagers on Arlington Park’s races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the National Thoroughbred Racing Association (“NTRA”) as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid the Company these previously withheld source market fees, which totaled $4.3 million. On February 25, 2009, the Company reached an agreement with the Illinois Thoroughbred Horsemen’s Association that stipulated that 50% of such source market fees will be paid as purses. The Company recorded the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

source market fees as revenues along with the related purse expense during the nine months ended September 30, 2009.

NOTE 6 — HOOSIER PARK CONTINGENT CONSIDERATION

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of the Company’s interest in Hoosier Park includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million once slot machines are operational at Hoosier Park, to be paid 18 months following the commencement of slot operations. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of September 30, 2009, management has determined that collectability of amounts due is not reasonably assured and therefore has not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

NOTE 7 — LONG-TERM INCENTIVE PLAN

During the nine months ended September 30, 2009, the Board of Directors terminated the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). In accordance with this termination, the participants of the TwinSpires LTIP were granted participation in the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) upon execution of a waiver and award agreement by each such TwinSpires LTIP participant that included a waiver of any rights or benefits due such participant under the TwinSpires LTIP. All TwinSpires LTIP participants executed such waiver and award agreements. These participants have the opportunity to earn performance share awards under the Company LTIP substantially equal to the total value of such awards as defined under the TwinSpires LTIP. During the three and nine months ended September 30, 2009, the Company recognized $0.4 million and $1.2 million of compensation expense, respectively, related to the Company LTIP. During the nine months ended September 30, 2009, management determined that the objectives of the Company LTIP effective for the 2009 plan year would not be achieved and, therefore, did not record any related compensation expense.

NOTE 8 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2009, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 9 — FAIR VALUE

On January 1, 2008, the Company adopted a newly issued accounting standard for its financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. The new standard establishes a common definition for fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. On January 1, 2009, the Company adopted the same accounting standard for its nonfinancial assets and nonfinancial liabilities, and there was no material impact on the Company’s consolidated financial position and results of operations for the three and nine month periods ended September 30, 2009. The Company determined it was not practicable to estimate the fair value of the Convertible Note Payable, related party, as a quoted market price is not available and the cost of obtaining an independent valuation is excessive. The principal amount of the Convertible Note Payable, related party, is $16.7 million, and it matures on October 18, 2014.

The accounting standard establishes a hierarchy for ranking the quality and reliability of the information used to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

determine fair values and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $0.9 million of the Company’s cash equivalents and restricted cash as of September 30, 2009, which is held in interest bearing accounts, qualifies for Level 1 in the fair value hierarchy described above. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings from continuing operations per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic net (loss) earnings from continuing operations per common share:
Net (loss) earnings from continuing operations	$(1,216)	$2,348	$24,573	$32,614
Net (loss) earnings from continuing operations allocated to participating securities	—	(76)	(793)	(1,055)

Numerator for basic net (loss) earnings from continuing operations per common share	$(1,216)	$2,272	$23,780	$31,559

Numerator for basic net (loss) earnings per common share:
Net (loss) earnings	$(2,325)	$2,468	$23,710	$32,622
Net (loss) earnings allocated to participating securities	—	(79)	(765)	(1,055)

Numerator for basic net (loss) earnings per common share	$(2,325)	$2,389	$22,945	$31,567

Numerator for diluted net (loss) earnings per common share:
Net (loss) earnings from continuing operations	$(1,216)	$2,348	$24,573	$32,614
Discontinued operations, net of income taxes	(1,109)	120	(863)	8

Net (loss) earnings	$(2,325)	$2,468	$23,710	$32,622

Denominator for net (loss) earnings per common share:
Basic	13,587	13,549	13,578	13,534
Plus dilutive effect of stock options	—	23	9	29
Plus dilutive effect of convertible note	—	453	453	453

Diluted	13,587	14,025	14,040	14,016

(Loss) earnings per common share:
Basic
Net (loss) earnings from continuing operations	$(0.09)	$0.17	$1.75	$2.33
Discontinued operations	(0.08)	0.01	(0.06)	—

Net (loss) earnings	$(0.17)	$0.18	$1.69	$2.33

Diluted
Net (loss) earnings from continuing operations	$(0.09)	$0.17	$1.75	$2.33
Discontinued operations	(0.08)	0.01	(0.06)	—

Net (loss) earnings	$(0.17)	$0.18	$1.69	$2.33

Options to purchase approximately 112 thousand shares for the nine months ended September 30, 2009 were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately eight thousand shares for the three months ended September 30, 2009 are excluded from the computation of diluted net loss per common share since their effect is antidilutive because of the net loss from continuing operations for the period. Also, 453 thousand shares issuable upon conversion of notes payable for the three months ended September 30, 2009 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of net losses for this period. Options to purchase approximately 80 thousand shares and 40 thousand shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares into which they can be converted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park Race Course (“Arlington Park”) and its ten off-track betting facilities (“OTBs”) and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its ten OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering business, and Bloodstock Research Information Services as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and slot operations; and (4) Other Investments, which includes Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of its results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide certain information concerning the calculation of EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company’s liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues from external customers:
Churchill Downs	$5,226	$5,620	$95,718	$101,750
Arlington Park	33,935	36,681	75,337	77,450
Calder	22,663	24,500	44,295	45,918
Fair Grounds	6,534	7,049	35,262	39,299

Total Racing Operations	68,358	73,850	250,612	264,417
Online Business	17,386	13,065	54,830	42,796
Gaming	14,104	11,551	47,368	35,795
Other Investments	963	808	1,320	1,090
Corporate	85	329	540	523

Net revenues from external customers	$100,896	$99,603	$354,670	$344,621

Intercompany net revenues:
Churchill Downs	$233	$197	$2,438	$1,623
Arlington Park	800	782	1,637	1,644
Calder	381	393	743	593
Fair Grounds	11	49	591	933

Total Racing Operations	1,425	1,421	5,409	4,793
Online Business	150	—	448	—
Other Investments	386	360	1,286	1,270
Eliminations	(1,961)	(1,781)	(7,143)	(6,063)

Intercompany net revenues	$—	$—	$—	$—

Segment EBITDA and net (loss) earnings:
Racing Operations	$3,428	$4,686	$41,174	$61,148
Online Business	2,802	2,136	11,767	4,426
Gaming	3,884	4,377	15,401	13,828
Other Investments	831	550	1,651	1,073
Corporate	(1,208)	(661)	(2,606)	(2,586)

Total EBITDA	9,737	11,088	67,387	77,889
Depreciation and amortization	(7,523)	(7,171)	(22,399)	(21,446)
Interest income (expense), net	148	(218)	8	(1,061)
Income tax expense	(3,578)	(1,351)	(20,423)	(22,768)

Net (loss) earnings from continuing operations	(1,216)	2,348	24,573	32,614
Discontinued operations, net of income taxes	(1,109)	120	(863)	8

Net (loss) earnings	$(2,325)	$2,468	$23,710	$32,622

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in losses of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Online Business	$(490)	$(605)	$(536)	$(2,112)
Other Investments	(78)	(65)	(105)	(528)

	$(568)	$(670)	$(641)	$(2,640)

The table below presents total asset information for reported segments (in thousands):

	September 30, 2009	December 31, 2008
Total assets:
Racing Operations	$587,943	$623,849
Online Business	88,945	91,695
Gaming	61,984	64,795
Other Investments	178,806	170,148

	917,678	950,487
Eliminations	(294,723)	(312,820)

	$622,955	$637,667

The table below presents total goodwill information for reported segments (in thousands):

	September 30, 2009	December 31, 2008
Goodwill:
Racing Operations	$50,400	$50,400
Online Business	60,563	60,563
Gaming	3,127	3,127
Other Investments	1,259	1,259

	$115,349	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Nine Months Ended September 30,
	2009	2008
Capital expenditures, net:
Racing Operations	$6,497	$8,570
Online Business	1,578	3,244
Gaming	23,102	16,606
Other Investments	1,128	142

	$32,305	$28,562

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2009, the Company adopted a newly issued accounting standard for subsequent events which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption. The Company has evaluated all potential subsequent events through October 28, 2009, the filing date for this Quarterly Report on Form 10-Q.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification simplified the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. The Company adopted the standard during the third quarter of 2009, and it did not change GAAP or have an impact on the Company’s business, financial position or results of operations.

NOTE 13 — SUBSEQUENT EVENT

On October 22, 2009, the Company and the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) entered into a settlement agreement related to a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC (the “THG Lawsuit”). The Company agreed to dismiss its claims in the THG Lawsuit against the KHBPA, with prejudice, and also agreed to provide a $1.5 million supplement to the purse account of Churchill Downs to be paid evenly over the next three years. The Company is authorized to distribute a greater share of the supplement early in the three year period should purses at Churchill Downs fall below anticipated levels. The KHBPA agreed to dismiss its counterclaims against the Company, with prejudice. The Company recorded $1.5 million of purse expense during the three months ended September 30, 2009 as a result of the settlement with the KHBPA.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s top horses and trainers necessary to field high-quality horse racing; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our permanent slot facility in Louisiana and permanent slot facility in Florida; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation, including the outcome of claims arising in connection with a pending lawsuit in federal court in the Western District of Kentucky styled Churchill Downs Incorporated, et al v. Thoroughbred Horsemen’s Group, LLC, Case #08-CV-225-S; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

•

Calder Casino, a slot facility under construction in Florida, which is expected to open in early 2010, with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 under the name “Studz Poker Club.”

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA as key performance measures of our results of operations. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we are required by accounting principles generally accepted in the United States of America to provide certain information concerning the calculation of EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of our liquidity.

During the fourth quarter of 2008, we opened our permanent slot facility at Fair Grounds and closed the temporary slot facility, which had been in use since September 2007. The new facility includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

During the nine months ended September 30, 2009, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our pari-mutuel handle of 4% during the nine months ended September 30, 2009 compared to the same period of 2008. Total handle for the pari-mutuel industry, according to figures published by Equibase, declined 10% during each of the three and the nine months ended September 30, 2009 compared to the same periods of 2008. We anticipate that discretionary spending will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets. As of September 30, 2009, there was $80.0 million of borrowing capacity under our revolving credit facility, which matures in September 2010. To date, we have not experienced any limitations in our ability to access these sources of liquidity. While we believe we will be able to extend, refinance, renew or replace a substantial portion of our revolving credit facility prior to its maturity in September 2010, we cannot give any assurances as to whether we will be able to extend, refinance, renew or replace any portion of our revolving credit facility or as to the timing or terms of any such extension, refinancing, renewal or replacement.

Recent Developments

KHBPA Settlement

On October 22, 2009, we entered into a settlement agreement with the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) related to a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC (the “THG Lawsuit”). We agreed to dismiss our claims in the THG Lawsuit against the KHBPA, with prejudice, and also agreed to provide a $1.5 million supplement to the purse account of Churchill Downs to be paid evenly over the next three years. We are authorized to distribute a greater share of the supplement early in the three year period should purses at Churchill Downs fall below anticipated levels. The KHBPA agreed to dismiss its counterclaims against us, with prejudice. We recorded $1.5 million of purse expense during the three months ended September 30, 2009 as a result of the settlement with the KHBPA.

Income Taxes

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, we received approximately $22.9 million of proceeds related to the sale of personal seat licenses sold in connection with the renovation of Churchill Downs. The personal seat licenses that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, we deferred the income for the personal seat licenses over the respective terms of the licenses.

During the three months ended September 30, 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the personal seat licenses is taxable during the period we received the proceeds (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of the income taxes due for each of the years 2005 and 2006. We intend to defend our position of deferring income related to the sale of personal seat licenses using a fast track mediation process offered by the IRS. However, it is uncertain at this time whether the fast track mediation process will be made available to us by the IRS. If the Proposed Audit Adjustment is upheld, we estimate it could have a potential total negative cash impact of up to $7.9 million plus accrued interest through September 30, 2009 of approximately $2.3 million, which represents amounts due at both the state and federal levels.

If we are unable to resolve this matter through the fast track mediation process, or if the fast track mediation process is not available, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.

File a written protest and request for an appeals conference with the IRS within 90 days. In this case, payments would not be required until a decision is made in the appeals conference. We may choose to skip this option in favor of option 2.

2.

File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision. This option would still be available if option 1 was chosen first and we were not satisfied with the result.

3.	Wait to receive a statement of amount due from the IRS and pay the amount due.

4.

Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, we can attempt to reach a settlement with the IRS.

If we are unable to resolve this matter through the fast track mediation process, a decision would be made at that time as to which of the above options would be pursued. In any case, we continue to believe that our position is well supported and will vigorously contest the Proposed Audit Adjustment. However, based on current circumstances, during the three months ended September 30, 2009, we recorded a deferred tax asset and income taxes payable of $7.9 million. In addition, we recognized $2.3 million of income tax expense associated with accrued interest on the Proposed Audit Adjustment.

Additionally, the IRS proposed an adjustment to reduce the amount of a capital loss carryback claim related to the sale of Ellis Park during 2006. We have agreed to this adjustment. As a result, approximately $1.1 million of income tax expense related to the adjustment was recognized during the three months ended September 30, 2009 and is included in discontinued operations. As of September 30, 2009, total outstanding capital loss carryback claims to be received by us totaled $8.2 million.

Insurance Recovery

During 2008, we discovered that an employee at Calder, during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered and filed an employee theft claim with its insurance carrier for $2.7 million. During the three months ended September 30, 2009, we reached a settlement with its insurance carrier and received payment of $2.5 million, which represents the full payment of claims related to the losses, net of a $0.2 million deductible. We recorded this recovery as a reduction to operating expenses during the three months ended September 30, 2009.

Real Estate Tax Refund

During the three months ended September 30, 2009, we received a payment of $2.4 million from the State of Illinois related to a successful challenge by Arlington Park that real estate tax payments made for the years 2001 through 2006 were excessive. We recorded the real estate tax refund as a reduction to operating expenses during the three months ended September 30, 2009. Additionally, we received $0.3 million of interest related to the real estate tax refund, which was recorded as interest income during the three months ended September 30, 2009.

Ohio Legislation

During its 2009 session, the Ohio legislature included language in its budget bill that stated that the Ohio Lottery Commission had existing authority to implement video lottery terminals at each of Ohio’s seven racetracks. At the same time, the governor issued an executive order to the Ohio Lottery Commission instructing it to promulgate rules for the implementation of video lottery terminals at Ohio’s racetracks. Subsequently, several lawsuits were filed (1) seeking a court ruling that the legislation was subject to Ohio’s voter referendum process or (2) challenging the Ohio legislature’s authority to implement video lottery terminals. The Ohio Supreme Court subsequently ruled that the legislation is subject to Ohio’s voter referendum process and one group has announced its intention to gather signatures to a petition to place the legislation on the ballot for a referendum. In addition, we understand that the governor may seek a declaratory judgment that the Ohio Lottery Commission already has the authority to implement video lottery terminals. We cannot predict at this time the outcome of the litigation in Ohio, whether video lottery terminals will ultimately be allowed, and which, if any, Ohio racetracks will elect to install them.

If video lottery terminals are implemented at Ohio racetracks, we believe they will provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle.

Calder Casino

On June 3, 2009, construction began on a 108,000 square-foot facility adjacent to Calder, which will feature over 1,200 slot machines and is scheduled to open in early 2010. On July 10, 2009, Calder received licensing approval from the state of Florida to operate 1,225 slot machines. In accordance with the relevant legislation, during the third quarter of 2009, we submitted payments of $3.0 million for the annual license fee for 2009 and $0.3 million for the annual Problem Gaming Fund fee for 2009. The fees, which have been capitalized as intangible assets, will be amortized as expense on a straight line basis from the date of the opening of the slot facility until June 30, 2010.

Receipt of Source Market Fees

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecasted and accepted advance deposit wagers on Arlington Park’s races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the National Thoroughbred Racing Association (“NTRA”) as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid Arlington Park these previously withheld source market fees, which totaled $4.3 million. On February 25, 2009, we reached an agreement with the Illinois Thoroughbred Horsemen’s Association stipulating that fifty percent of such source market fees will be paid as purses. We recorded the source market fees as revenues, along with the related purse expense during the nine months ended September 30, 2009.

Legislative and Regulatory Changes

Florida

On January 29, 2008, Miami-Dade County voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machine revenues are to be subject to a fifty percent tax rate. In 2008, Florida Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and Class III slot machines in return for specified revenue to the State of Florida. The compact was voided by the Florida Supreme Court. The Florida legislature subsequently enacted legislation permitting Governor Crist to enter into a compact (the “Compact”) with the tribe. The legislation provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from fifty percent to thirty-five percent as well as a reduction in the annual license fee from $3 million to $2 million effective upon the Florida legislature’s final ratification of the tribal compact. The Governor negotiated a compact, but the Florida legislature did not ratify it, and it does not appear likely that that Florida legislature will hold a special session to consider ratification during 2009. As a result, we do not believe that the tax reduction will be achieved prior to the opening of the Calder slot facility. Further, we can not determine whether a tax reduction will be achieved in the future. Other portions of the legislation, effective regardless of whether the Florida legislature ratified the Compact, also permitted the operation of slot machines at facilities that operate quarter horse meets, including those licensed but not yet operating. These provisions would permit Hialeah Racecourse, which is approximately twelve miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of racing. In addition, the Miami-Dade County Airport Authority has applied for a quarter horse permit to be operated at the Miami Airport, the stated purpose of which is to operate slot machines in the secure concourses. It is unclear whether it would apply to other quarter horse facilities not yet licensed.

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

Kentucky’s governor called a special session of the legislature on June 15, 2009 to consider a number of issues including the operation of VLTs at Kentucky racetracks. House Bill 2 was considered and passed by the House of Representatives. This marked the first time a bill allowing expanded gaming passed either chamber of the Kentucky legislature. The bill was heard by the Senate Appropriations and Revenue committee and defeated. We believe the issue will remain a focal point of Kentucky’s legislative priorities entering 2010.

During October 2009, members of the Kentucky legislation indicated their intention to file two separate constitutional amendments which would either ban any expansion of gaming without a constitutional amendment or would allow a statewide referendum on VLTs at the state’s existing racetracks. The two amendments, which would be considered separately, would require a two-thirds majority in both houses of the General Assembly.

Illinois

Illinois State Bills

On August 25, 2009, Governor Quinn signed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax on wagers made through an ADW business by Illinois residents, with an additional 0.25% pari-mutuel tax capped at $250,000 for all ADW wagering in the aggregate. On October 13, 2009, the Illinois Racing Board officially issued a license to Churchill Downs Technology Initiatives Company to conduct advanced deposit wagering in Illinois, in accordance with this new law.

In addition, during the spring 2009 legislative session, the Illinois General Assembly passed, and the governor signed, HB 255, which increases sales taxes on candy, grooming products, certain beverages, liquor, beer, license plates and driver’s license fees for the purpose of funding state capital spending initiatives. In addition, HB 255 allows retail liquor establishments, truck stops and fraternal organizations to operate up to five video poker machines, for which tax monies generated from this gaming would also be used for the state capital spending initiatives. Racetracks and OTBs are excluded from the operation of these machines. While the expansion of video poker throughout Illinois may have a negative impact on other current forms of legalized gaming, including pari-mutuel wagering on horseracing, over 200 local governments in Illinois have recently taken action to ban video poker in their communities.

Horse Racing Equity Trust Fund

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive up to 15% of adjusted gross receipts earned on an annual basis from the tenth riverboat casino license granted in Illinois. The funds will be disbursed to racetracks in Illinois and may be utilized for purses and track discretionary spending. In December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This license may become operable as early as 2010. Arlington Park will be entitled to receive 15% of the total funds paid annually by Midwest Gaming LLC into this fund. It is currently not expected that any such amounts would be available for payment to Arlington Park prior to 2011. Moreover, the amount of such payments, if any, cannot be determined at this time.

During the spring of 2006 legislative session, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). The HRE Trust Fund is to be funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. 60% of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% is to be distributed to Illinois organizational licensees pursuant to percentage allocations set forth in the legislation and is for improving, maintaining, marketing and operating, their tracks. Such amounts also may be used for backstretch services and capital improvements. Public Act 94-804 expired after two years.

In an effort to prevent implementation of Public Act 94-804, the four Illinois riverboat casinos that met the revenue threshold and therefore were required to contribute to the HRE Trust Fund filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois. The complaint alleged that Public Act 94-804 is unconstitutional. The complaint was filed against the State Treasurer and the Illinois Racing Board to enjoin the imposition and collection of the 3% surcharge from the casinos. The trial court ruled in April 2007 that the law was unconstitutional. The Attorney General appealed to the Illinois Supreme Court, which reversed (Empress Casino Joliet Corp. v. Giannoulias, 231 Ill.2d 62 (2008)). The riverboat casinos requested certiorari from the U.S. Supreme Court, and filed a petition to stay payment until final determination is made by that court. On June 8, 2009, the U.S. Supreme Court denied certiorari. On June 10, 2009, the riverboat casinos filed a petition with the Circuit Court of Will County, requesting that the judgment be re-opened and that Public Act 94-804 be held unconstitutional on new grounds (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 20751). Arlington Park intervened in this lawsuit on June 26, 2009. The Circuit Court denied the petition, and the casinos appealed to the Appellate Court of Illinois, Third District. That appeal is pending. The riverboats paid all monies required under Public Act 94-804 into a special protest fund account, which the trial court had retained in place via a preliminary injunction, thereby preventing the monies from being transferred to the HRE Trust Fund. The trial court ordered the Treasurer to move the funds to the HRE Trust Fund, but before doing so, the Treasurer is awaiting the Appellate Court’s ruling on the casino’s motion to stay the trial court’s order pending appeal.

During November 2008, the Illinois General Assembly passed legislation (Public Act 95-1008) to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos initiated litigation in the Circuit Court of Will County on January 8, 2009, to challenge and enjoin enforcement of Public Act 95-1008 (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 0112). The riverboats have been paying the required monies into a special protest fund account, which the trial court has retained in place via a temporary restraining order, thereby preventing the monies from being transferred to the HRE Trust Fund. Arlington Park intervened in this lawsuit on June 26, 2009. Motions to dismiss are scheduled to be heard on November 19, 2009.

Other Illinois Litigation

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies held in the special protest fund accounts be held in a constructive trust for the benefit of the riverboat casinos. Motions to dismiss are pending before the federal court.

On June 25, 2009, the riverboat casinos filed a lawsuit in the Cook County Circuit Court, Chancery Division, against the Treasurer of the State of Illinois, requesting the court to enjoin the Treasurer from disbursing the monies in the special protest fund accounts pending final resolution of the Federal Lawsuit (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 20751). Arlington Park intervened in this lawsuit on July 16, 2009. The trial court dismissed the suit, and the riverboat casinos appealed but will soon move to dismiss that appeal.

As of September 30, 2009, approximately $98.5 million has been paid by the riverboat casinos into the HRE Trust Fund pursuant to Public Acts 94-804 and 95-1008. The State of Illinois has adopted the position that the organizational licensees are not entitled to payment of interest. We have asked the Will County trial court to require the State to pay interest. The court heard argument on October 15, 2009 and took the matter under advisement.

Other racetracks have asked the Will County court to award them attorney fees out of the $98.5 million paid by the riverboat casinos into the HRE Trust Fund pursuant to Public Acts 94-804 and 95-1008. Arlington Park is opposing this request. The court heard argument on October 15, 2009 and took the matter under advisement.

On July 14, 2009, the Illinois Racing Board (“IRB”) voted to determine eligibility to receive a distribution under Public Act 94-804 and to approve a percentage allocation among eligible organizational licenses of the $30.6 million, excluding interest, that has been paid into the special protest fund account during the two-year statutory period. The IRB allocated 33.8% ($10.3 million) to Arlington Park. Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging part of the IRB’s ruling on the basis that it is not consistent with the pro rata allocation specified in Public Act 94-804. The right to payment of interest is also the subject of separate motion practice in the Will County litigation (Empress Casino Joliet Corp. v. Giannoulias, 06 CH 1294). To date, no amounts have been paid out of the HRE Trust Fund or the special protest funds. However, if the riverboat casinos’ legal challenges are ultimately unsuccessful, all of these funds likely will be required to be disbursed in accordance with the statutes and the IRB determination. We have not recorded any of the amounts which we may be entitled to receive under Public Acts 94-804 and 95-1008 as revenue, nor do we have an asset reflected on our balance sheet in respect of any such amounts. In light of the pending litigation and significant uncertainty surrounding it, there can be no assurance that we will receive any of these funds or, if we do, the timing of such receipt.

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

RESULTS OF CONTINUING OPERATIONS

Pari-Mutuel Handle

The table below presents pari-mutuel financial handle data for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Racing Operations:
Churchill Downs
Total handle	$42,505	$54,569	$(12,064)	-22%	$504,011	$586,944	$(82,933)	-14%
Net pari-mutuel revenues	$3,702	$3,918	$(216)	-6%	$41,130	$43,473	$(2,343)	-5%
Commission %	8.7%	7.2%			8.2%	7.4%

Arlington Park
Total handle	$341,383	$360,861	$(19,478)	-5%	$686,777	$740,149	$(53,372)	-7%
Net pari-mutuel revenues	$29,369	$30,329	$(960)	-3%	$67,403	$67,419	$(16)	—
Commission %	8.6%	8.4%			9.8%	9.1%

Calder
Total handle	$217,006	$227,910	$(10,904)	-5%	$442,389	$397,490	$44,899	11%
Net pari-mutuel revenues	$21,940	$23,970	$(2,030)	-8%	$42,935	$44,586	$(1,651)	-4%
Commission %	10.1%	10.5%			9.7%	11.2%

Fair Grounds
Total handle	$32,186	$34,202	$(2,016)	-6%	$320,361	$376,610	$(56,249)	-15%
Net pari-mutuel revenues	$5,504	$6,044	$(540)	-9%	$27,914	$32,398	$(4,484)	-14%
Commission %	17.1%	17.7%			8.7%	8.6%

Online Business
Total handle	$80,427	$56,098	$24,329	43%	$255,531	$186,518	$69,013	37%
Net pari-mutuel revenues	$15,844	$11,198	$4,646	41%	$49,823	$37,128	$12,695	34%
Commission %	19.7%	20.0%			19.5%	19.9%

Eliminations
Total handle	$(21,498)	$(21,347)	$(151)	-1%	$(77,651)	$(60,443)	$(17,208)	-28%
Net pari-mutuel revenues	$(1,425)	$(1,419)	$(6)	—	$(5,409)	$(4,791)	$(618)	-13%

Total
Handle	$692,009	$712,293	$(20,284)	-3%	$2,131,418	$2,227,268	$(95,850)	-4%
Net pari-mutuel revenues	$74,934	$74,040	$894	1%	$223,796	$220,213	$3,583	2%
Commission %	10.8%	10.4%			10.5%	9.9%

NM: Not meaningful                                 U: > 100% unfavorable                                 F: >100% favorable

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Number of thoroughbred live race days	118	119	(1)	-1%
Net pari-mutuel revenues	$74,934	$74,040	$894	1%
Gaming revenues	13,841	11,427	2,414	21%
Other operating revenues	12,121	14,136	(2,015)	-14%

Total net revenues from continuing operations	$100,896	$99,603	$1,293	1%

Operating income	$2,460	$4,295	$(1,835)	-43%
Operating income margin	2%	4%
Net (loss) earnings from continuing operations	$(1,216)	$2,348	$(3,564)	U
Diluted net (loss) earnings from continuing operations per common share	$(0.09)	$0.17

Our total net revenues increased $1.3 million as a result of increased wagering through the Online Business and increased gaming revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. Partially offsetting these increases was a decline in other operating revenues generated by weakness in sponsorship, group and concession revenues that we believe was caused by continuing weakness in the U.S. economy.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Purse expenses	$29,336	$27,277	$2,059	8%
Depreciation and amortization	7,523	7,170	353	5%
Other operating expenses	48,485	48,855	(370)	-1%
SG&A expenses	13,092	12,006	1,086	9%

Total	$98,436	$95,308	$3,128	3%

Percent of revenue	98%	96%

Significant items affecting the comparability of our expenses include:

•

Purse expense increased due to the recovery of $1.0 million in purse overpayments by Arlington Park during the three months ended September 30, 2008. In addition, Churchill Downs incurred $1.5 million in purse expense due to the settlement of a dispute with the KHBPA. Finally, Gaming purse expense increased by $0.6 million, reflecting the growth of gaming revenues. Partially offsetting these increases was a decrease in purse expense at Calder as a result of declining handle, which we believe was caused by continuing weakness in the U.S. economy.

•

SG&A expenses increased as we incurred $0.8 million more in legal expenses associated with our ongoing process to evaluate potential development opportunities and other ongoing proceedings, including those related to the bankruptcy filing of Magna Entertainment Corporation (“MEC”) and lawsuits with other industry participants, including racetracks and horsemen’s groups. In addition, we incurred $1.4 million more in compensation expense related to a long-term incentive plan compared to the three months ended September 30, 2008 during which we determined it was unlikely that objectives for the 2008 plan year would be achieved and reversed the related compensation expense previously recorded. Partially offsetting these increases was a decrease in salaries and other compensation expense of $1.0 million primarily due to cost reductions made within Racing Operations as we realigned our operating segments during 2008.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Interest income	$393	$144	$249	F
Interest expense	(245)	(362)	117	32%
Equity in loss of unconsolidated investments	(568)	(670)	102	15%
Miscellaneous, net	322	292	30	10%

Other income (expense)	$(98)	$(596)	$498	84%

Income tax provision	$(3,578)	$(1,351)	$(2,227)	U
Effective tax rate	151%	37%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Interest income increased during the three months ended September 30, 2009 due to the recognition of $0.3 million in interest income associated with the receipt of a $2.4 million refund from the state of Illinois related to prior years’ real estate tax payments. Interest expense decreased during the three months ended September 30, 2009 due to lower average outstanding debt balances as we completed the repayment of all amounts borrowed in 2007 to fund the acquisition of Americatab, an ADW business, and BRIS late in the second quarter of 2009.

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.5 million equity loss related to our investment in HRTV during the three months ended September 30, 2009 compared to a $0.6 million equity loss during the three months ended September 30, 2008. Revenues related to increased distribution through ADW businesses and lower distribution costs contributed to the improvement.

•

The effective tax rate increased as we recognized $2.3 million of income tax expense during the three months ended September 30, 2009 related to proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Churchill Downs	$5,459	$5,817	$(358)	-6%
Arlington Park	34,735	37,463	(2,728)	-7%
Calder	23,044	24,893	(1,849)	-7%
Fair Grounds	6,545	7,098	(553)	-8%

Total Racing Operations	$69,783	$75,271	$(5,488)	-7%
Online Business	17,536	13,065	4,471	34%
Gaming	14,104	11,551	2,553	22%
Other Investments	1,349	1,168	181	15%
Corporate Revenues	85	329	(244)	-74%
Eliminations	(1,961)	(1,781)	(180)	-10%

Net Revenues	$100,896	$99,603	$1,293	1%

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and average daily active users during the three months ended September 30, 2009. This improvement was due to additional racing content gained during the quarter, such as races at Del Mar, as well as expansion into additional states during late 2008.

•

Gaming revenues increased primarily as a result of increased revenues related to the permanent slot facility at Fair Grounds, which opened during November 2008 and now includes over 600 slot machines compared to approximately 250 slot machines included in the temporary facility during the three months ended September 30, 2008.

•

Arlington Park and Calder revenues decreased due to lower pari-mutuel revenues combined with weakness in sponsorship, group and concession revenues, that we believe is, in part, due to continued general weakness in the U.S. economy.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Racing Operations	$3,428	$4,686	$(1,258)	-27%
Online Business	2,802	2,136	666	31%
Gaming	3,884	4,377	(493)	-11%
Other Investments	831	550	281	51%
Corporate	(1,208)	(661)	(547)	-83%

Total EBITDA	$9,737	$11,088	$(1,351)	-12%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating an increase in EBITDA during the three months ended September 30, 2009 compared to the same period of 2008 include:

•

Racing EBITDA decreased due to the recognition of $1.5 million in purse expense associated with the settlement of a dispute with the KHBPA. The receipt of $2.5 million in insurance recoveries at Calder and $2.4 million of real estate tax refunds at Arlington Park was almost completely offset by higher purse expense at Arlington Park due to the recovery of $1.0 million in purse overpayments in the prior year as well as deteriorating pari-mutuel business experienced by the Racing Operations that we believe was caused by weakness in the U.S. economy.

•

Corporate EBITDA decreased due to an increase in legal expenses associated with our ongoing process to evaluate potential development opportunities and other ongoing proceedings, including those related to the bankruptcy filing of MEC and lawsuits with industry participants such as racetracks and horsemen’s groups.

•

Gaming EBITDA decreased primarily due to the recognition of $0.5 million in preopening expenses associated with the planned commencement of slot operations at Calder. Additionally, a decline in video poker business of $0.6 million, which was caused primarily by higher marketing costs incurred for the purpose of protecting market share as competition has increased in Louisiana, was completely offset by increased business related to the permanent slot facility at Fair Grounds, which opened in November 2008.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of additional racing content as well as the expansion into additional states during late 2008. Partially offsetting this increase was higher compensation expense of $0.7 million related to a long-term incentive plan during the three months ended September 30, 2009 compared to the same period of 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain operating data (in thousands, except per common share data and live race days):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Number of thoroughbred live race days	297	302	(5)	-2%
Net pari-mutuel revenues	$223,796	$220,213	$3,583	2%
Gaming revenues	46,493	35,439	11,054	31%
Other operating revenues	84,381	88,969	(4,588)	-5%

Total net revenues from continuing operations	$354,670	$344,621	$10,049	3%

Operating income	$44,587	$57,958	$(13,371)	-23%
Operating income margin	13%	17%
Net earnings from continuing operations	$24,573	$32,614	$(8,041)	-25%
Diluted net earnings from continuing operations per common share	$1.75	$2.33

Our total net revenues increased $10.0 million primarily as a result of increased gaming revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. Pari-mutuel revenues increased from the expansion of the Online Business, which more than offset the decline in racetrack pari-mutuel revenues. Other operating revenues decreased primarily due to a decline in corporate hospitality and admissions revenues generated by Kentucky Derby week. Further discussion of net revenue variances by our reported segments is detailed below. Operating income declined, reflecting the recognition of $17.2 million of insurance recoveries during the nine months ended September 30, 2008 related to damages sustained by Hurricane Katrina.

Consolidated Expenses

The following table is a summary of our consolidated expenses (in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Purse expenses	$90,736	$86,231	$4,505	5%
Depreciation and amortization	22,399	21,446	953	4%
Other operating expenses	159,421	158,478	943	1%
SG&A expenses	37,527	37,708	(181)	—
Insurance recoveries	—	(17,200)	17,200	U

Total	$310,083	$286,663	$23,420	8%

Percent of revenue	87%	83%

Significant items affecting the comparability of our expenses include:

•

Insurance recoveries reflect the receipt of $17.2 million of insurance recoveries during the nine months ended September 30, 2008 related to damages sustained at Fair Grounds as a result of Hurricane Katrina.

•

Purse expenses increased during the nine months ended September 30, 2009 as a result of the increase of $2.1 million of purse expense at Arlington Park associated with the receipt of $4.3 million of source market fees from the NTRA. In addition, Churchill Downs incurred $1.5 million in purse expense due to the settlement of a dispute with the KHBPA. Churchill Downs incurred a one-time reduction in pari-mutuel taxes of $1.7 million during the nine months ended September 30, 2009 compared to the same period of 2008 due to not achieving average daily handle levels that trigger the payment of pari-mutuel taxes at the maximum rate of 3.5%, as has occurred historically. Such reduction in pari-mutuel taxes resulted in approximately $0.9 million in additional purse expense during the nine months ended September 30, 2009.

•	Depreciation and amortization expense increased by $1.0 million, primarily reflecting capital expenditures incurred for the permanent slot facility in Louisiana.

•

Other operating expenses increased $0.9 million due to the recognition of $4.5 million in additional distribution expenses associated with the growth of the Online Business and $1.0 million in increased marketing and advertising expenditures, primarily attributable to Gaming initiatives. These increases were partially offset by the receipt of $2.5 million in insurance recoveries at Calder and $2.4 million of real estate tax refunds at Arlington Park.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Interest income	$780	$478	$302	63%
Interest expense	(772)	(1,539)	767	50%
Equity in loss of unconsolidated investments	(641)	(2,640)	1,999	76%
Miscellaneous, net	1,042	1,125	(83)	-7%

Other income (expense)	$409	$(2,576)	$2,985	F

Income tax provision	$(20,423)	$(22,768)	$2,345	10%
Effective tax rate	45%	41%

Significant items affecting the comparability of other income (expense) and income tax provision include:

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.5 million equity loss related to our investment in HRTV during the nine months ended September 30, 2009 compared to a $2.1 million equity loss during the nine months ended September 30, 2008. Revenues related to increased distribution through ADW businesses and lower distribution costs contributed to the improvement.

•

Interest income increased during the nine months ended September 30, 2009 due to the recognition of $0.3 million in interest income associated with the receipt of a $2.4 million refund from the state of Illinois related to prior years’ real estate tax payments. Interest expense decreased during the nine months ended September 30, 2009 due to lower average outstanding debt balances and lower interest rates under our revolving credit facility. During the second quarter of 2009, we completed the repayment of all amounts borrowed in 2007 to fund the acquisition of ATAB and BRIS.

•

The effective tax rate increased as we recognized $2.3 million of income tax expense during the nine months ended September 30, 2009 related to proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Churchill Downs	$98,156	$103,373	$(5,217)	-5%
Arlington Park	76,974	79,094	(2,120)	-3%
Calder	45,038	46,511	(1,473)	-3%
Fair Grounds	35,853	40,232	(4,379)	-11%

Total Racing Operations	$256,021	$269,210	$(13,189)	-5%
Online Business	55,278	42,796	12,482	29%
Gaming	47,368	35,795	11,573	32%
Other Investments	2,606	2,360	246	10%
Corporate Revenues	540	523	17	3%
Eliminations	(7,143)	(6,063)	(1,080)	-18%

Net Revenues	$354,670	$344,621	$10,049	3%

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and average daily active users during the nine months ended September 30, 2009. This improvement was due to additional racing content gained during the nine months ended September 30, 2009, including that of Keeneland and Del Mar, as well as expansion into additional states during late 2008.

•

Gaming revenues increased primarily as a result of increased revenues related to the permanent slot facility at Fair Grounds, which opened during November 2008 and now includes over 600 slot machines compared to approximately 250 slot machines included in the temporary facility during the nine months ended September 30, 2008.

•

Churchill Downs revenues decreased due to a decline in corporate hospitality and admissions revenues from Kentucky Derby week. In addition, revenues decreased due to seven fewer live race days during the nine months ended September 30, 2009 compared to the same period of 2008 as the racetrack eliminated these days from its spring meet due to a reduced number of entries and a decline in purses earned from all wagering sources.

•

Fair Grounds experienced lower revenues despite conducting four additional live race days during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We believe continued general weakness in the U.S. economy hindered results.

•

Arlington Park revenues decreased due to a reduction in sponsorship, group and concession revenues of approximately $2.0 million and lower pari-mutuel revenues of approximately $4.0 million, which more than offset the impact of the receipt of $4.3 million in source market fee revenues from the NTRA during the nine months ended September 30, 2009.

•	Calder revenues decreased due to a deterioration in the pari-mutuel business, consistent with the decline in overall industry wagering as well as increasing regional competition.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Racing Operations	$41,174	$61,148	$(19,974)	-33%
Online Business	11,767	4,426	7,341	F
Gaming	15,401	13,828	1,573	11%
Other Investments	1,651	1,073	578	54%
Corporate	(2,606)	(2,586)	(20)	-1%

Total EBITDA	$67,387	$77,889	$(10,502)	-13%

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations. Significant items generating a reduction in EBITDA during the nine months ended September 30, 2009 compared to the same period of 2008 include:

•

Racing Operations EBITDA decreased primarily due to the recognition of insurance recoveries of $17.2 million during the nine months ended September 30, 2008 related to damages sustained at Fair Grounds by Hurricane Katrina. The receipt of $2.1 million in source market fee income, net of purses, at Arlington Park was more than offset by lower profitability of $3.2 million from Kentucky Derby week and weaker performance at Churchill Downs resulting from seven fewer live race days.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of racing content as well as expansion into additional states during late 2008. In addition, our investment in HRTV generated a $0.5 million equity loss during the nine months ended September 30, 2009 compared to a $2.1 million equity loss during the same period of 2008 due to increased distribution through ADW businesses and lower distribution costs.

•

Gaming EBITDA increased despite $1.2 million in additional preopening expenses associated with the planned commencement of slot operations at Calder and a decline in video poker business, which was driven by higher marketing costs incurred for the purpose of protecting market share as competition has increased in Louisiana. These declines were more than offset by increased revenues related to the permanent slot facility at Fair Grounds, which opened in November 2008 and currently includes over 600 slot machines compared to approximately 250 slot machines included in the temporary facility during the nine months ended September 30, 2008.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2009 and December 31, 2008 (in thousands):

			Change
	September 30, 2009	December 31, 2008	$	%
Total assets	$622,955	$637,667	$(14,712)	-2%
Total liabilities	$202,644	$243,776	$(41,132)	-17%
Total shareholders’ equity	$420,311	$393,891	$26,420	7%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in income taxes receivable and accounts receivable of $16.9 million and $17.5 million, respectively, which were partially offset by an increase in property and equipment of $11.5 million. Income taxes receivable decreased reflecting the tax expense generated by net earnings for the nine months ended September 30, 2009. Accounts receivable balances decreased primarily due to the collection of Churchill Downs receivables related to the spring meet and Kentucky Derby week. Property and equipment increased as a result of capital spending for Calder Casino.

•

Significant changes within total liabilities include decreases in deferred revenue, long-term debt and dividends payable of $23.4 million, $10.1 million and $6.8 million, respectively. Deferred revenue decreased due to the recognition of advance billings related to the 2009 Kentucky Derby and spring meet at Churchill Downs. Total debt outstanding under our revolving credit facility decreased due to payments under our bank revolver arising from cash generated by operations, which included collections of Kentucky Derby-related receivables. Dividends payable decreased due to the payment of the Company’s annual dividend during the nine months ended September 30, 2009.

Liquidity and Capital Resources

The following table is a summary of our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Operating activities	$62,869	$74,642	$(11,773)	-16%
Investing activities	$(40,634)	$(35,361)	$(5,273)	-15%
Financing activities	$(18,341)	$(41,312)	$22,971	56%

Significant items affecting comparability of our liquidity and capital resources include:

•

The decrease in cash provided by operating activities is primarily due to the recovery of $17.2 million of insurance proceeds related to damages sustained by Hurricane Katrina at Fair Grounds during the nine months ended September 30, 2008. We anticipate that cash flows from operations as well as borrowings on our revolving credit facilities will be adequate to fund our business operations and capital expenditures for at least the next twelve months.

•

The increase in cash used in investing activities is attributable primarily to 2009 spending related to Calder Casino being higher than spending related to the permanent slot facility and dormitory at Fair Grounds as well as enhancements to the Online Business during 2008.

•

We made repayments in excess of our borrowings on our revolving credit facilities of $10.1 million during the nine months ended September 30, 2009, compared to $32.0 million during the nine months ended September 30, 2008. During the second quarter of 2009, we completed the repayment of all amounts borrowed in 2007 to fund the acquisition of ATAB and BRIS. Our ability to access the credit market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. To date, we have not experienced any limitations in our ability to access these sources of liquidity. As of September 30, 2009, there is $80.0 million of borrowing capacity under our revolving credit facility, which matures September 2010. Our revolving credit facility does not limit our ability to pay dividends.

During the nine months ended September 30, 2009, there were no material changes in our commitments to make future payments or in our contractual obligations. During the third quarter of 2009, we paid the final $3.5 million earn-out payment related to our acquisition of ATAB and BRIS. In addition, we paid $3.3 million of licensing fees for Calder Casino during the third quarter of 2009. As of September 30, 2009, we have incurred $21.8 million of capital expenditures related to construction of Calder Casino and anticipate incurring additional capital expenditures of $63.2 million as we complete construction of Calder Casino during the fourth quarter of 2009 and the first quarter of 2010. In September 2010, our $120 million revolving credit facility matures. While we believe we will be able to extend, refinance, renew or replace a substantial portion of our revolving credit facility prior to its maturity, we cannot give any assurances as to whether we will be able to extend, refinance, renew or replace any portion of our revolving credit facility or as to the timing or terms of any such extension, refinancing, renewal or replacement.

Recently Issued Accounting Pronouncements

During the second quarter of 2009, we adopted a newly issued accounting standard for subsequent events which required an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. There was no impact on our consolidated financial position and results of operations for the three months ended June 30, 2009 as a result of the adoption. We have evaluated all potential subsequent events through October 28, 2009, the filing date for this Quarterly Report on Form 10-Q.

In July 2009, the Financial Accounting Standards Board issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification simplified the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry specific to general financial statement matters. We adopted the standard during the third quarter of 2009, and it did not change GAAP or have an impact on our business, financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, we had $33.0 million outstanding under our revolving credit facility, which bears interest at LIBOR-based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in the LIBOR rate. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair values and cash flows by $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc.,

Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG and the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) alleging that the THG, the FHBPA and various other state horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including advance deposit wagering (“ADW”) companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the KHBPA, the Kentucky Thoroughbred Association (“KTA”) and certain other individuals to the THG Lawsuit. On July 28, 2008, the THG, the KTA and the KHBPA filed separated motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim. The counterclaim alleges that the Company did not pay the contractually required amounts from its ADW business into the purse account of Churchill Downs and that the Company was retaliating against the KHBPA for exercising its consent right under the Interstate Horseracing Act of 1978 when the Company reduced purses by 20% at Churchill Downs. Specifically, the counterclaim alleges that, as required by an agreement, wagers placed through TwinSpires.com on live races conducted at Churchill Downs were not included in the calculation of purses to be paid into the purse account of Churchill Downs, and wagers placed by customers through TwinSpires.com on races conducted at other racetracks simulcast by Churchill Downs must be deemed to have been made at Churchill Downs, but no portion of the wagers made through TwinSpires.com on races simulcast at Churchill Downs was paid into the purse account of Churchill Downs. On February 5, 2009, the Company agreed to dismiss with prejudice the KTA and its individual defendants from the THG lawsuit. On February 19, 2009, a hearing was held on the motion to dismiss the THG lawsuit. On March 20, 2009, the court denied the motion with respect to the majority of the claims. The defendants filed a motion to appeal on April 9, 2009, which the Court denied on May 27, 2009.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations at Calder (the “Purse Agreement”). In connection with the execution of the Purse Agreement, the Company dismissed its claims in the THG Lawsuit against the FHBPA and certain individuals (“FHBPA Defendants”). The Purse Agreement became effective on July 7, 2008 through January 2, 2009. Under the terms of the Purse Agreement, for thoroughbred horse racing meetings at Calder through January 2, 2009, the Company generally made payments to the horsemen in an amount equal to 50% of all revenue from pari-mutuel operations. In the event that the Company refilled the claims underlying the THG Lawsuit against the FHBPA Defendants, the Purse Agreement would become null and void. On April 15, 2009, the Company and the Florida Breeders and Owners Association entered into a purse agreement for the period from April 24, 2009 through January 2, 2010 (“New Purse Agreement”). Under the New Purse Agreement, the Company generally will make payments to horsemen in an amount equal to 50% of all revenue from pari-mutuel operations.

On October 22, 2009, the Company and the KHBPA entered into a settlement agreement related to the THG Lawsuit and the KHBPA’s counterclaim. The Company agreed to dismiss its claims in the THG Lawsuit against the KHBPA, with prejudice, and also agreed to provide a $1.5 million supplement to the purse account of Churchill Downs to be divided evenly over three years. The Company is authorized to distribute a greater share of the supplement early in the three year period should purses at Churchill Downs fall below anticipated levels. The KHBPA agreed to dismiss its counterclaims against the Company, with prejudice.

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

On July 7, 2009, Cloverleaf Enterprises, Inc. (d/b/a Rosecroft Raceway) (“Cloverleaf”) filed a lawsuit styled Cloverleaf Enterprises, Inc. vs. Maryland Thoroughbred Horsemen’s Association, Inc., et. al., (Case No. 09-00459 PM) in the United States Bankruptcy Court, District of Maryland, Greenbelt Division. This adversary proceeding was filed in Cloverleaf’s main Chapter 11 bankruptcy case (Case No. 09-20056 PM) and names the Company, Arlington Park and Calder (the “Named CDI Entities”) as defendants, along with TrackNet, certain Maryland thoroughbred entities and other racetracks outside of Maryland.

The complaint alleges the Named CDI Entities, TrackNet and the other non-Maryland racetrack defendants breached simulcast agreements to send audio-visual signals of their live thoroughbred horse races to Cloverleaf so that Rosecroft Raceway’s patrons could place wagers on those races. Cloverleaf has alleged $10 million of damages caused by the alleged breach of contract. The lawsuit further alleges that TrackNet and the Maryland thoroughbred entity defendants tortuously interfered with simulcast agreements Cloverleaf entered into with other racetracks, and alleges $10 million of damages caused by the tortuous interference. Cloverleaf further requested a temporary restraining order to compel the Named CDI Entities, TrackNet and the other non-Maryland racetrack defendants to resume sending the audio-visual signals to Rosecroft. On July 15, 2009, the court denied Cloverleaf’s motion for a temporary restraining order. Cloverleaf also had filed a motion for a preliminary injunction but withdrew it on August 7, 2009. The Company is vigorously defending against this lawsuit.

During 2008, the Company discovered that an employee at Calder, during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered. In September, 2009, the Company reached a settlement with its insurance carrier and received payment of $2.5 million which represents the full payment of claims related to the losses, net of a deductible of $0.2 million.

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is the subject, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could materially impact our future performance and results. The factors described below and in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-k are the most significant risks that could materially impact our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also impair our business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition and results of operations.

General Economic Trends are Unfavorable

There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. The recent, severe economic downturn and adverse conditions in local, regional, national and global markets has negatively impacted our operations and will likely continue to do so in the near future. During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline. Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. For example, one major horseracing company, Magna Entertainment Corp. (“MEC”), filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware on March 5, 2009. MEC owns several racetracks, including, among others, Santa Anita, Gulfstream Park, Lone Star Park, Laurel and Pimlico. It also owns Xpressbet, an ADW business. As such, it provides racing signals for wagering at our racetracks and through TwinSpires.com for import simulcast purposes and markets for export simulcast purposes. In addition, it is the co-owner with the Company of TrackNet and HRTV. MEC also owns Amtote International, Inc., a totalisator company that provides totalisator services to Arlington Park, Calder, Fair Grounds and TwinSpires. We cannot predict at this time what the effect will be of such bankruptcy on our business, financial condition or results of operations. However, as of the date of the filing of this Quarterly Report on Form 10-Q, all amounts due to us from MEC related to activity prior to the date MEC filed for bankruptcy have been collected in full. We will continue to closely monitor the bankruptcy proceedings for potential development opportunities and the bankruptcy’s potential impact on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2009.

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	7/1/09-7/31/09	1,394	(1)	$33.66	—	—
Period 2	8/1/09-8/31/09	—		—	—	—
Period 3	9/1/09-9/30/09	—		—	—	—

		1,394		$33.66	—	—

(1)	Shares of common stock were repurchased from grantee of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 28, 2009	/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer (Principal Executive Officer)

October 28, 2009	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

3(ii)	Amended and Restated By-Laws of Churchill Downs Incorporated, effective September 24, 2009	Exhibit 3.1 to Report on Form 8-K dated September 24, 2009

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009