Form 10-K
period 2009-12-31
CHURCHILL DOWNS INC
filed 2010-03-02
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of February 17, 2010, 13,682,712 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2009, (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $316,426,384.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 2010 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 100-105.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS

A.	Introduction

Churchill Downs Incorporated (the “Company”) is a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana and our slot operations in Florida. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We manage our operations through four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Racecourse (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•

Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 under the name “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana which operates approximately 600 slot machines; and

•	Video Services, Inc. (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana.

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

During November 2009, we announced that we had entered into a merger agreement with Youbet.com, Inc. (“Youbet”), under which we plan to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of our common stock on February 12, 2010. Under the terms of the transaction, Youbet shareholders will receive a fixed ratio of 0.0598 shares of the

Company plus $0.97 in cash for each share of Youbet common stock, subject to possible future adjustment to the exchange ratio to increase the cash consideration and correspondingly decrease the stock consideration in order to ensure that the transaction does not require us to issue more than 19.6% of our outstanding common stock prior to the transaction. The transaction is expected to qualify as tax-deferred under Section 368 of the Internal Revenue Code. After completion of the transaction, which currently is expected to occur during the first half of 2010, based on the closing price of our common stock on February 12, 2010, Youbet shareholders are expected to own approximately 16.4% of the outstanding common stock of the Company. However, we cannot predict the actual timing of the completion of the merger or whether the merger will actually be completed.

During 2009, we formed a new wholly-owned subsidiary, Churchill Downs Entertainment Group, LLC (“CDE”), an entity that conceives, develops, produces and manages large-scale entertainment events. Our first major event, scheduled in July 2010, is the HullabaLOU Music Festival, which will feature more than 65 entertainers over a three day period at Churchill Downs.

On January 22, 2010, we opened our second slot facility, Calder Casino, which is adjacent to Calder Race Course, offers over 1,200 slot machines in a single-level 104,000 square foot facility and includes three dining facilities. During November 2008, we opened our permanent slot facility at Fair Grounds in Louisiana and closed the temporary slot facility, which had been in use since September 2007. The permanent facility includes approximately 600 slot machines and three restaurants, further enhancing the entertainment and gaming experience at Fair Grounds.

On March 4, 2007, together with Magna Entertainment Corporation (“MEC”), we formed a venture, TrackNet Media Group, LLC (“TrackNet”), through which wagering and video rights of the Company and MEC are made available to third parties, including racetracks, OTBs, casinos and ADW businesses. TrackNet, in which we have a 50% interest, also acts as an agent on behalf of the Company and MEC to purchase wagering and video rights that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, we also acquired a 50% interest in HRTV, which operates a horse racing television channel previously wholly-owned by MEC. The audio visual signal of our races is distributed by HRTV through certain cable and satellite providers to our customers’ homes.

During 2007, we commenced a diversification initiative when we launched our ADW business called TwinSpires and completed the acquisition of certain assets of AmericaTab (“ATAB”), BRIS and the Thoroughbred Sports Network, Inc. (“TSN”). On November 26, 2007, we merged the ATAB ADW business with TwinSpires thereby establishing a single ADW brand. BRIS and TSN are two data service companies which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players, and racing-related publications. TSN was merged into BRIS on November 17, 2009.

Churchill Downs Investment Company (“CDIC”), a wholly-owned subsidiary of the Company, oversees our other industry related investments. CDIC holds a 30% interest in NASRIN Services (“NASRIN”), a telecommunications service provider for the pari-mutuel and simulcasting industries. CDIC also holds a 5% interest in Kentucky Downs, LLC, a Franklin, Kentucky racetrack that conducts a limited thoroughbred racing meet in September as well as year-round simulcasting. Our investments in NASRIN and Kentucky Downs are not material to the Company’s financial position or results of operations.

We wholly own CDSP, which provides television production and integration of computer graphic software to the racing industry. The audio visual signal produced by CDSP displays odds, statistical data and other racing information on television in real-time for patrons at racetracks and OTBs. Our ownership of CDSP is not material to our financial position or results of operations.

During the past several years, we have completed the sale of several assets that we believed to be underperforming, which also provided us the opportunity to strengthen our balance sheet and focus on future growth and potential diversification opportunities. On March 30, 2007, we completed the final of these dispositions, the sale of our 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC, a privately held, Indiana-based company. Hoosier Park owns the Anderson, Indiana racetrack and its three OTBs located in Indianapolis, Merrillville and Fort Wayne.

B.	Live Racing

We conduct live horse racing at Churchill Downs, Calder, Fair Grounds and Arlington Park. The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The 2010 Kentucky Derby will offer a minimum $2.0 million in purse money, and the Kentucky Oaks will offer a minimum $0.5 million in purse money. The Kentucky Derby is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.3 million in total purse money. Arlington Park’s meet is highlighted by the Arlington Million, which is run during the International Festival of Racing at Arlington Park, and offers a purse of $1.0 million. Fair Grounds’ Winter Meet during 2009/2010 is highlighted by Louisiana Derby Day, the richest day in Louisiana racing, which is headlined by the $0.8 million Louisiana Derby, a major prep race for the Kentucky Derby.

Churchill Downs will host the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2010 for a record seventh time. The Breeders’ Cup races will feature total purses of no less than $20 million in 2010 and will be broadcast to a worldwide audience of more than 120 countries. These races are held annually for the purpose of determining thoroughbred champions in fourteen different events.

Churchill Downs

The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths ( 7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. Our facility accommodates approximately 52,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites. The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 1,500 persons, a general admissions area, and food and beverage facilities ranging from fast food to full-service restaurants. The site also has a saddling paddock, accommodations for groups and special events, parking areas for the public and our racetrack and corporate office facilities. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. Additionally, the Company’s corporate and administrative offices are located at the Churchill facility.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter ( 3/4) mile dirt track, which is used for training thoroughbreds, at a local training facility also located in Louisville. Referred to as Trackside Louisville, this facility provides a year-round base of operation for many horsemen and enables us to attract new horsemen to race at Churchill Downs.

As part of financing improvements to the Churchill facility, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder

The Calder racetrack and improvements (the “Calder facility”) are located in Miami-Dade County, Florida. The Calder facility is adjacent to Sun Life Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 220 acres of land with a one-mile dirt track, a seven-eighths ( 7/8) mile turf track, a training area with a five-eighths ( 5 /8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admissions area and food and beverage facilities ranging from concessions to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds

The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven-eighths ( 7/8 ) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities. During 2008, we completed construction on a new dormitory in the stable area that accommodates 132 persons and will be utilized by stable area employees for temporary housing during live racing meets.

Arlington Park

The Arlington Park racetrack, located in Arlington Heights, Illinois, was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths ( 5/8) mile training track. The facility includes a permanent clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities ranging from fast food to full-service restaurants. The stable area has 34 barns able to accommodate approximately 2,200 horses and a temporary housing unit that accommodates 288 persons. The Arlington Park facility also features a saddling paddock, parking areas and office facilities. During 2007, Arlington Park converted its dirt track to a synthetic racing surface known as Polytrack. The total cost for the new racing surface was approximately $10.8 million and was completed prior to the beginning of the racing meet in May 2007.

C.	Simulcast Operations

We generate a significant portion of our revenues by sending signals of races from our racetracks to other facilities and businesses (“export”) and receiving signals from other racetracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

Arlington Park conducts on-site simulcast wagering only during live racing meets, while Churchill Downs, Calder and Fair Grounds offer year-round simulcast wagering at the racetracks. The OTBs located in Illinois and Louisiana conduct simulcast wagering year-round.

Effective January 2008, as a result of a Florida court ruling, Calder recommenced conducting pari-mutuel wagering on import simulcast signals of other racetracks on a year-round basis. Prior to that time, Calder only conducted import simulcast wagering during its live racing meet.

TrackNet

Under a series of March 2007 agreements with MEC, we own a 50% interest in TrackNet, the content management company formed for acquiring and distributing our horseracing wagering and video rights. The TrackNet arrangement involves the exchange by the Company and MEC of our respective horseracing wagering and video rights such that MEC wagering and video rights are available for wagering through our owned racetracks and OTBs, including our ADW business, TwinSpires.com, and our wagering and video rights are similarly available for wagering through MEC racetracks and its OTBs, including MEC-owned ADW businesses.

TrackNet distributes all of the horseracing wagering and video rights of MEC and the Company to third parties such as racetracks, OTBs and ADW businesses. TrackNet also acquires horseracing wagering and video rights for use at the wagering outlets of MEC and the Company.

Off-Track Betting Facilities

Eleven of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville, which is open for simulcast wagering only on big event days, such as the Kentucky Derby and the Kentucky Oaks, and during days the Churchill facility is being prepared for special events, is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex that has audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, offices and related facilities for simulcasting races.

Arlington Park operates ten Trackside OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property and another is located in East Moline, Illinois on approximately 122 acres. Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 19,700 square feet. Arlington Park operates six OTBs within existing non-owned Illinois restaurants under license agreements, including the Rockford OTB, which was relocated from its previous location in December 2009. These six OTBs are located in Rockford, South Elgin, McHenry, South Beloit, Lockport and Hodgkins and opened in December 2009, December 2002, June 2003, February 2004, February 2007 and December 2007, respectively.

Fair Grounds operates eleven OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. One OTB is located on the Fair Grounds property. Another is located in Kenner, Louisiana consisting of approximately 4.3 acres. Fair Grounds also leases nine OTBs located in these southeast Louisiana communities: Chalmette, which opened in December 2009, consisting of approximately 8,000 square feet of space; Covington, which consists of approximately 7,000 square feet of space; Elmwood, which consists of approximately 15,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; LaPlace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; Boutte, which consists of approximately 10,000 square feet of space and Thibodaux, which consists of approximately 5,000 square feet of space. Video poker is offered at Chalmette, Kenner, Elmwood, Gretna, Houma, LaPlace, Boutte, Metairie and Thibodaux.

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

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2009 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

D.	Advance Deposit Wagering

We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires. TwinSpires operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, the Twin Spires Club. TwinSpires’ headquarters is located in Mountain View, California. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and we believe that TwinSpires is a key component for the growth of our company.

Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires.

E.	Gaming Operations

On January 22, 2010, we opened a slot facility, Calder Casino, which is adjacent to Calder Race Course and offers over 1,200 slot machines in a single-level 104,000 square foot facility. Calder Casino is the sole thoroughbred racetrack in Miami-Dade County, Florida to offer both live and import simulcast pari-mutuel wagering in addition to a casino facility. The facility offers three dining options including a buffet dining area, a centrally located bar with a separate casual dining area and a “grab and go” option.

During November 2008, we opened our 33,000-square-foot slot facility at Fair Grounds, which operates approximately 600 slot machines. The facility includes a 180-seat buffet dining area, two additional eateries, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.

VSI is the operator of more than 800 video poker machines at nine OTBs operated by Fair Grounds.

We intend to continue to pursue expanded gaming opportunities, where available, with the goal of broadening our market, thereby increasing attendance, gaming revenues and pari-mutuel handle.

F.	Information Services

We own and maintain one of the world’s largest computerized databases of pedigree and racing information for the thoroughbred horse industry. We provide special reports, statistical information, handicapping information, pedigrees, and other data to organizations, publications and individuals within the thoroughbred industry. This service is accessible through the internet at www.brisnet.com. In addition, many of the handicapping products are available at our ADW site, www.twinspires.com.

G.	Sources of Revenue

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, TwinSpires and OTBs (net of state pari-mutuel taxes), plus simulcast host fees earned from other wagering sites and source market fees generated from contracts with ADW businesses. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering at our facilities. These other revenues are primarily derived from statutory and/or regulatory requirements in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from a poker card room, video poker and slot machines. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information services and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

H.	Licenses and Live Race Dates

Horseracing and Pari-Mutuel Wagering

Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the KHRC, the Louisiana State Racing Commission (“LSRC”) and the Oregon Racing Commission (“ORC”).

In the United States, interstate pari-mutuel wagering on horse racing is also subject to the federal Interstate Horseracing Act of 1978 (“IHA”) and the federal Interstate Wire Act of 1961 (the “Wire Act”). As a result of these two statutes, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

The following table is a summary of our expected 2010 and actual 2009 live thoroughbred racing dates and the number of live racing days for each of our four racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2010		2009
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 24 - July 4	42	April 25 - July 5	45
Fall Meet	Oct. 31 - Nov. 27	20	Nov. 1 - Nov. 28	21

		62		66

Calder Race Course
Calder Meet	April 24 - Oct. 20	103	April 24 - Oct. 21	105
Tropical Meet 08/09			Jan. 1 - Jan. 2	2
Tropical Meet 09/10	Jan. 1 - Jan. 2	2	Oct. 22 - Dec. 31	45
Tropical Meet 10/11	Oct. 21 - Dec. 31	45

		150		152

Arlington Park	April 29 - Sept. 26	91	May 1 - Sept. 27	98

Fair Grounds
Winter Meet 08/09			Jan. 1 - March 29	59
Winter Meet 09/10	Jan. 1 - March 28	53	Nov. 6 - Dec. 31	32
Winter Meet 10/11	Nov. 5 - Dec. 31	32

		85		91

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

In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races, but does not approve the specific live race days.

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. During 2010, Calder may again consider a change in the number of live race days to improve the quality of the racing product.

In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the IRB. Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack.

In Louisiana, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the LSRC. The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred horseracing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing at a licensed racetrack for at least 80 days over a 20 week period each year to maintain the license and to conduct gaming.

Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horse racing to be conducted at the racetrack. We conducted ten days of quarter horse racing in 2009 and plan to offer ten days of quarter horse racing during 2010.

TwinSpires accepts wagers in the state of Oregon where it operates under a multi-jurisdictional simulcasting and interactive wagering totalizator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states such as California, Illinois, Idaho, Maryland, Virginia, and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.

The total number of days on which each racetrack conducts live thoroughbred racing fluctuates annually according to each calendar year and the determination of applicable regulatory activities. A substantial change in the allocation of live racing days at any of our four racetracks could significantly impact our operations and earnings in future years.

Gaming

On January 29, 2008, residents of Miami-Dade County passed a referendum allowing Calder to operate up to 2,000 slot machines. The enabling legislation required the DPW to promulgate regulations regarding the licensure and regulation of slot machine operators. The DPW adopted these rules on June 25, 2006. On January 22, 2010, a 104,000 square-foot facility adjacent to Calder featuring over 1,200 slot machines commenced operations.

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

All of our racetracks face competition in the simulcast market. Approximately 50,000 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 4,100 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetrack, OTBs and via our ADW business.

Louisville, Kentucky

Churchill Downs faces competition from casinos and racinos in neighboring states. Currently, three Indiana riverboat casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. In addition, due to the passage during 2007 of gaming legislation permitting Indiana racetracks to operate slot machines, Hoosier Park operates 2,000 slot machines, and Indiana Downs operates 1,900 slot machines. This has resulted in increased purses at those Indiana racetracks.

During 2009, the Ohio legislature and governor took actions moving toward the implementation of video lottery terminals at Ohio’s racetracks, and Ohio voters passed a referendum to legalize land-based, free-standing casinos in Cincinnati, Columbus, Cleveland and Toledo. We believe that the potential expansion of gaming at Ohio racetracks could provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle. In addition, we believe the opening of four land-based, free-standing casinos in Ohio may likewise have a material, adverse effect on our business, financial condition, and results of operations.

Miami, Florida

Calder is surrounded by competitors for consumers’ discretionary income. Calder competes with Gulfstream Park for thoroughbred race fans in the Miami area. This direct competition may adversely and materially affect our business, results of operations and financial condition.

On January 22, 2010, Calder Casino commenced operations and features over 1,200 slot machines. This gaming operation competes with three established casinos in Broward County just to the north of Miami-Dade County. We also face competition from Native American casinos, such as the Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for pari-mutuel gaming facilities, Native American casinos, which are not taxed at the same rates, are generally able to spend more money marketing their facilities to consumers.

Chicago, Illinois

Arlington Park competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are ten riverboat casino operations that draw from the Chicago market. The closest of these casinos is the Grand Victoria Casino in Elgin, Illinois, which has the highest wagering activity of all the casinos that compete in the Chicago market. Additionally, Native American gaming operations in Wisconsin may affect Arlington Park.

New Orleans, Louisiana

Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. Our slot facility houses approximately 600 slot machines. Harrah’s land-based casino is the largest and closest competitor to Fair Grounds. Fair Grounds also faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.

Advance Deposit Wagering

We launched TwinSpires in May 2007 and purchased ATAB and BRIS in June 2007 to develop a full service ADW business. This service competes with other service providers such as Youbet, TVG, and Xpressbet, as well as several regional ADW providers for both customers and racing content. TwinSpires also competes with online gaming sites such as PokerStars and other non-U.S.-based gaming websites. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.

During November 2009, we announced that we had entered into a merger agreement with Youbet under which we plan to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of our common stock on February 12, 2010. After completion of the transaction, which is currently expected to occur during the first half of 2010, based on the closing price of our common stock on February 12, 2010, Youbet shareholders are expected to own approximately 16.4% of the outstanding common stock of the Company. However, we cannot predict the actual timing of the completion of the merger or whether the merger will actually be completed.

In response to increased competition from other gaming options, we continue to search for new sources of revenue. Several recent developments are anticipated to be key contributors to overall growth within the industry. The repeal of a Federal withholding tax on foreign wagers removes an impediment for U.S. racetracks seeking to penetrate international markets. Other developments focus on increasing the core customer base and developing new fans through new technology, including the development of new ADW businesses, to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources. Finally, we continue to seek additional ways to draw new and existing customers to live racing venues. Each of the developments is highly dependent on the regulatory environment and legal developments within federal and individual state jurisdictions.

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

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” The UIGEA prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. The UIGEA also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of the UIGEA within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009. Unfortunately, these rules and regulations did not prevent financial firms from blocking all internet gambling transactions even if such activity was legal and, in fact, at least one financial institution issued an initial policy that blocked all internet gambling transactions On November 28, 2009, the effective date of such rules and regulations were delayed until June 1, 2010. Representatives on behalf of our interests and the horse racing industry are working to distinguish the ADW segment and the IHA from “unlawful internet gambling,” We continue to work along with the horse racing industry on numerous fronts to distinguish the ADW segment and the IHA from being treated the same as “unlawful internet gambling.”

Four major bills have been introduced during the 111 th Congress to legalize, license, regulate, and tax internet gambling in the United States. These bills could have a significant impact on the ADW segment and the interpretation of the IHA.

During May 2009, Representative Barney Frank (D-Mass.) introduced the Internet Gambling Regulation Consumer Protection & Enforcement Act of 2009 (“HR 2267”). HR 2267 is similar to legislation introduced by Representative Frank during the 110th Congress and would establish a federal regulatory and enforcement framework under which internet gambling operators could obtain licenses authorizing them to accept bets and wagers from individuals in the United States. Currently, HR 2267 has 65 cosponsors. HR 2267 has been referred to the House Financial Services, Energy and Commerce, and Judiciary Committees for further review. The House Financial Services Committee held hearings on HR 2267 on December 3, 2009.

A second piece of legislation introduced by Representative Frank during May 2009 is the Reasonable Prudence in Regulation Act (“HR 2266”), which calls for a one-year delay in the date for compliance with regulations pursuant to the UIGEA, which was passed during 2006. Currently, HR 2266 has 54 cosponsors. HR 2266 has been referred to the House Financial Services Committee for further review.

The Internet Gambling Regulation and Tax Enforcement Act of 2009 (“HR 2268”), was introduced by Representative Jim McDermott (D-Wash.) as a companion measure to HR 2267 that would license and regulate internet gambling. Under HR 2268, any establishment licensed under HR 2267 would be required to pay a two percent federal tax on all deposits. In addition, HR 2268 would increase the protection against tax cheating. Currently, HR 2268 has five cosponsors. HR 2268 has been referred to the House Committee on Ways and Means for further review.

On August 6, 2009, Senator Robert Menendez (D-N.J.) introduced the Internet Poker and Games of Skill Regulation, Consumer Protection, Enforcement Act of 2009 (“S. 1597”). The intent of S. 1597 is to legalize and regulate games of skill on the internet. S. 1597 would create a federally-managed licensing program for internet poker operators, with state and tribal regulators able to qualify to perform regulation, and states and tribal jurisdictions able to “opt out” of allowing legalized internet poker. S. 1597 currently has no cosponsors in addition to Senator Menendez and was referred to the Senate Finance Committee for further review.

Florida

On January 29, 2008, Miami-Dade County voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machine revenues are to be subject to a fifty percent tax rate. In 2008, Florida Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and Class III slot machines in return for specified revenue to the State of Florida. The compact was voided by the Florida Supreme Court. The Florida legislature subsequently enacted legislation permitting Governor Crist to enter into a compact (the “Compact”) with the tribe. The legislation provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from fifty percent to thirty-five percent as well as a reduction in the annual license fee from $3 million to $2 million effective upon the Florida legislature’s final ratification of the tribal compact. The Governor negotiated a compact, but the Florida legislature did not ratify it. As a result, there was no tax reduction prior to the opening of the Calder slot facility. The House Select Committee introduced a Proposed Committee Bill (“PCB”) and passed it out of committee on January 14, 2010. The purpose of the PCB was to make effective the slot machine tax reduction and license fee reduction, along with other provisions affecting pari-mutuel wagering. We cannot predict if or when the PCB will pass the Legislature. There are other portions of the legislation, which will also become effective, which purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. This provision purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horse racing. It is unclear whether this provision will apply to other quarter horse facilities not yet licensed. In addition, the Miami-Dade County Airport Authority applied for a quarter horse permit to be operated at the Miami Airport, the stated purpose of which is to operate slot machines in the secure concourses. This permit was denied by the Division of Pari-Mutuel Wagering, and the Miami-Dade Airport Authority has voted not to pursue the permit.

Kentucky

The 2009 session of the Kentucky legislature concluded on March 27, 2009. The Speaker of the House (the “Speaker”) filed House Bill 158 (“HB 158”), which would have permitted the operation of video lottery terminals (“VLTs”) at Kentucky racetracks. HB 158, as amended, passed the Licensing and Occupations Committee of the House. HB 158 stipulated a $100 million license fee for Churchill Downs payable over the first five years of operation. HB 158 also stipulated a 28% tax rate on gross gaming revenues during the first five years of operation and a 38% tax rate for ensuing years if the facility exceeds $100 million in gross gaming revenues per year. HB 158 was heard by the Appropriations and Revenue Committee of the House but was not voted on by the committee. The Speaker of the House subsequently stated that the issue of expanded gaming should be considered in a special session in the summer of 2009 as part of the state’s efforts to balance the 2010 budget.

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

The 2010 session of the Kentucky legislature began on January 5, 2010 and is expected to conclude on April 13, 2010. Several bills have been filed that impact gaming in Kentucky. A bill was filed in the Kentucky Senate that would require a constitutional amendment to approve expanded gaming in any form. The bill was defeated on the senate floor. An additional bill was filed in the Kentucky Senate that would allow gaming in counties that conduct thoroughbred racing, with a portion of the proceeds going to purses. The bill would require both a statewide and local referendum to be effective and would not reserve any license for Kentucky racetracks. It is too early to determine if this bill will pass either chamber of the legislature. In the House, the Speaker filed a bill permitting VLTs at Kentucky racetracks which is substantially similar to the bills filed in both the regular and special sessions of 2009. However, the Speaker stated the bill likely would not be heard by the House unless the Senate leadership agreed to a full vote of the Senate. Finally, the Governor included revenue from gaming in the budget submitted to the legislature. Both the House and Senate leadership have indicated that such revenue would be removed unless enabling legislation was authorized. At this point it is too early to determine what, if anything, will occur.

House Bill 368 was filed which would place an excise tax of 0.5% on ADW wagers made by Kentucky residents. Two-thirds of the tax collected would be returned to Kentucky tracks to be shared equally by horsemen, in the form of purses, and the racetracks. At this point, it is too early to determine what, if anything, will occur.

Illinois

Illinois State Bills

On August 25, 2009, Governor Quinn signed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax on wagers made through an ADW business by Illinois residents, with an additional 0.25% pari-mutuel tax capped at $250,000 for all ADW wagering in the aggregate. On October 13, 2009, in accordance with SB 1298, the IRB issued a license to Churchill Downs Technology Initiatives Company to conduct advanced deposit wagering in Illinois. On January 26, 2010, the IRB approved the initiation of rule making to limit the interstate host fee charged to an Illinois-licensed ADW business to no more than 5%.

In addition, during the spring 2009 legislative session, the Illinois General Assembly passed, and the governor signed, HB 255, which increases sales taxes on candy, grooming products, certain beverages, liquor, beer, license plates and driver’s license fees for the purpose of funding state capital spending initiatives. HB 255 also allows retail liquor establishments, truck stops and fraternal organizations to operate up to five video poker machines, for which tax monies generated from this gaming would also be used for the state capital spending initiatives. Racetracks and OTBs are excluded from the operation of these video poker machines. While the expansion of video poker throughout Illinois may have a negative impact on other current forms of legalized gaming, including pari-mutuel wagering on horseracing, over 60 local governments in Illinois have recently taken action to ban video poker in their communities.

During 2010, two bills were introduced (one proposed by the House of Representatives and one proposed by the Senate), which would authorize electronic gaming (slot machines and video poker). At this time, it is uncertain whether these bills will passed into law.

Horse Racing Equity Trust Fund

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive up to 15% of adjusted gross receipts earned on an annual basis from the tenth riverboat casino license granted in Illinois. The funds will be distributed to racetracks in Illinois and may be utilized for purses as well as racetrack discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This license may become operable as early as 2010. Arlington Park will be entitled to receive 15% of the total funds paid annually by Midwest Gaming LLC into this fund. It is currently not expected that any such amounts would be available for payment to Arlington Park prior to 2011. Moreover, the amount of such payments, if any, cannot be determined at this time.

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). The HRE Trust Fund is to be funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. Approximately 60% of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% of monies paid to the HRE Trust Fund are to be distributed to Illinois organizational licensees, pursuant to percentage allocations set forth in Public Act 94-804, for the purpose of improving, maintaining, marketing and operating their racetracks. Such amounts also may be used for backstretch services and capital improvements. Public Act 94-804 expired after two years.

In an effort to prevent implementation of Public Act 94-804, the four Illinois riverboat casinos that met the revenue threshold, and therefore were required to contribute to the HRE Trust Fund, filed a complaint on May 30, 2006 in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 06 CH 1294). The complaint alleged that Public Act 94-804 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court ruled in April 2007 that Public Act 94-804 was unconstitutional. The Attorney General appealed to the Illinois Supreme Court, which reversed the ruling of the trial court (Empress Casino Joliet Corp. v. Giannoulias, 231 Ill.2d 62 (2008)). The riverboat casinos requested certiorari from the U.S. Supreme Court and filed a petition to stay payment until final determination was made by that court. On June 8, 2009, the U.S. Supreme Court denied certiorari.

On June 10, 2009, the riverboat casinos filed a petition with the Circuit Court of Will County, requesting that the judgment be re-opened and that Public Act 94-804 be held unconstitutional on new grounds (Empress Casino Joliet Corp. v. Giannoulias, 06 CH 1294). Arlington Park intervened on June 26, 2009. The trial court denied the petition, and the riverboat casinos appealed to the Appellate Court of Illinois, Third District. The riverboat casinos subsequently moved to voluntarily dismiss that appeal.

The riverboats had paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboat paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed that order, and briefing on that appeal is scheduled to conclude in May 2010.

Pursuant to the IRB’s determination of how the funds were to be allocated, Arlington Park received $24.0 million, of which $10.4 million is to be retained by Arlington Park, and $13.6 million is to be paid into Arlington Park’s purse account. Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB’s allocation of funds paid out of the HRE Trust Fund based upon handle generated by certain prior licensees contrary to the language of the statute. This administrative appeal is currently pending. Additionally, as described below in connection with the Federal Lawsuit, the monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the Federal Lawsuit.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos initiated litigation in the Circuit Court of Will County on January 8, 2009 to challenge and enjoin enforcement of Public Act 95-1008 (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 0112). The riverboat casinos have been paying the required monies into a special protest fund account, which the trial court has retained in place via a temporary restraining order, thereby preventing the monies from being transferred to the HRE Trust Fund. Arlington Park intervened in this lawsuit on June 26, 2009. The trial court dismissed the complaint on November 19, 2009. The riverboat casinos appealed to the Appellate Court of Illinois, Third District. Briefing in that appeal is currently scheduled to conclude in May 2010. As of the date of the filing of this Annual Report on Form 10-K, approximately $28.3 million has been paid into the special protest fund account pursuant to Public Act 95-1008. We anticipate that, based upon the IRB’s current allocation of funds to be paid out of the HRE Trust Fund, Arlington Park’s share of these monies is approximately $8.8 million, of which $3.8 million would be retained by Arlington Park. To date, no amounts have been paid out of the HRE Trust Fund or the special protest funds pursuant to Public Act 95-1008.

The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos have moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court is scheduled to hear an argument on that motion on March 3, 2010.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. Plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. The parties will soon complete briefing on the appeal, and oral arguments were scheduled for February 23, 2010.

On June 25, 2009, the riverboat casinos filed a lawsuit in the Cook County Circuit Court, Chancery Division, against the Treasurer of the State of Illinois, requesting the court to enjoin the Treasurer from disbursing the monies in the special protest fund accounts pending final resolution of the Federal Lawsuit (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 20751). Arlington Park intervened in this lawsuit on July 16, 2009. The trial court dismissed the suit, and the riverboat casinos’ appeal has been dismissed.

Purse Recapture

Pursuant to the Illinois Horse Racing Act, Arlington Park and all other Illinois racetracks are permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington Park is less than 75% of wagering both in Illinois and at Arlington Park on Illinois horse races in 1994, Arlington Park is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington Park purse account. Under the Illinois Horse Racing Act, the Arlington Park purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the IRB to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington Park and the other Illinois racetracks. Several bills were filed in the 2003, 2004, 2005 and 2009 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington Park and the other Illinois racetracks to continue to receive this payment. None of these bills passed. Since the statute remains in effect, Arlington Park continues to receive the recapture payment from the purse account. If Arlington Park loses the statutory right to receive this payment, there could be a material, adverse impact on our business, financial condition and results of operations.

Host Days

During January, February and a portion of March when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in Illinois during January, February and March of 2010 for 40 days, which is a decrease of 11 days compared to the same period of 2009. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated host track could have a material, adverse impact on our business, financial condition and results of operations.

Other States

New Virginia legislation that established an 11.0% source market fee to be paid by ADW businesses on wagers made by Virginia residents instead of these fees being negotiated with the racetrack and horsemen went into effect as of January 1, 2010.

As of the date of the filing of this Annual Report on Form 10-K, we do not know the impact that the ultimate outcome of these matters could have on our business, financial condition and results of operations.

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

As of December 31, 2009, we employed approximately 1,300 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2009, average full-time and seasonal employment per pay period was approximately 2,600 individuals Company-wide.

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

General Economic Trends are Unfavorable

The recent disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally have all contributed to a reduction in consumer spending and a contraction in global economic growth. Although initially impacting the housing, financial and insurance sectors, this deterioration further expanded into a significant recession affecting the general economy. Although there is a growing confidence that the global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our businesses, or the downturn may resume. There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. The recent, severe economic downturn and adverse conditions in local, regional, national and global markets has negatively impacted our operations and will likely continue to do so in the near future. During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline.

Economic Trends Specific to the Horse Racing Industry are Unfavorable

Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. For example, MEC filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware on March 5, 2009. MEC owns several racetracks, including, among others, Santa Anita, Gulfstream Park, Lone Star Park, Laurel and Pimlico. It also owns Xpressbet, an ADW business. As such, it provides racing signals for wagering at our racetracks and through TwinSpires.com for import simulcast purposes and markets for export simulcast purposes. In addition, it is our co-owner of TrackNet and HRTV. MEC also owns AmTote International, Inc., a totalizator company that provides totalizator services to Arlington Park, Calder, Fair Grounds and TwinSpires. We cannot predict at this time what the effect will be of such bankruptcy on our business, financial condition or results of operations. However, as of the date of the filing of this Annual Report on Form 10-K, all amounts due to us from MEC related to activity prior to the date MEC filed for bankruptcy have been collected in full. We will continue to closely monitor the bankruptcy proceedings for potential development opportunities and the bankruptcy’s potential impact on our business, financial condition or results of operations.

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries as well as some other non-racetrack competitors, which may adversely affect our ability to compete effectively with them. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry.

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

All of our racetracks face competition in the simulcast market. Approximately 50,000 horse races are conducted annually in the U.S. Of these races, we host approximately 4,100 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our races for horses. In recent years, this competition has increased as more states legalize gaming allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or via the internet. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs and via our ADW business.

Calder faces direct competition from another thoroughbred racetrack in Miami, Florida. The two racetracks are located approximately 6.5 miles apart. Under Florida law, racetracks are permitted to race throughout the year, subject to an annual notification filed with the state of Florida on March 31 of each year. As a result, Calder and the other racetrack, respectively, may independently elect to host live races on the same days. We believe that hosting live races on the same days could materially and adversely impact our business, financial condition and results of operations.

Web-based businesses may offer consumers a wide variety of events to wager on, including other racetracks and other sporting events. Unlike most online and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both their continued operations and expansion. We could also face significantly greater costs in operating our business compared to these gaming companies. We cannot offer the same number of gaming options as online and Internet-based gaming companies, and we may face significantly greater costs in operating our businesses. Many online and web-based gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material, adverse impact on our business, financial condition, and results of operations.

The ADW business is sensitive to changes and improvements to technology and new products. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW businesses. In addition, we believe that new competitors may enter the ADW business with relative ease because of the low cost of entry. As a result, we anticipate increased competition in our ADW business. It is difficult to predict the impact of increased competition on our ADW business.

The Popularity of Horse Racing is Declining

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above and unwillingness of customers to travel a significant distance to racetracks. According to The Jockey Club, pari-mutuel handle in the U.S. declined 7.3% between 2008 and 2007. According to Equibase, pari-mutuel handle in the U.S. declined 9.9% during 2009 compared to the same period in 2008. In addition, racetracks and other outlets may be unable to pay amounts owed to us as a result of business difficulties. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering could materially, adversely impact our business, financial condition, and results of operations.

We Face Extensive Regulation from Various Authorities

The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation. We depend on continued state approval of legalized gaming in states where we operates. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana and Florida. Our ADW business must meet the licensing requirements of the Oregon Racing Commission as well as those of certain states in which it operates. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks and gaming facilities. However, we may be unable to maintain our existing licenses. The failure to attain, loss of or material change in our licenses, registrations, permits or approvals may materially limit the number of races we conducts as well as our ability to operate slot machines, and/or video poker devices, and could have a material, adverse impact on our business, financial condition and results of operations. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy. Our expansion into ADW operations will likely require, in some cases, amendments to current laws governing such activities.

Changes in Legislation and Regulation of Our Operations Could Affect Our Racing Business

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

These statutory or regulatory established revenue sources are subject to change every legislative session. The reduction or elimination of any one of them could have a material, adverse impact on our business, financial condition and results of operations. In addition, certain revenue sources are dedicated by legislation or regulation and may be subject to change. State legislators may also decide to legislate the amounts of certain sources of revenue. For example, certain states mandate a fixed source market fee or require a negotiated source market fee as a condition to obtain a license. The Virginia legislature recently mandated that 11.5% of all wagers from Virginia residents be paid to various interests in Virginia. While the legality of such statutes are questionable and may be challenged, legislative and regulatory changes to sources of revenue could have a material, adverse impact on our business, financial condition and results of operations. In addition, on January 26, 2010, the IRB approved the initiation of rulemaking to limit the interstate host fee charged to an Illinois-licensed ADW business to no more than 5%.

The KHRC is considering adoption of a rule that would require Kentucky racetracks, including Churchill Downs, to cease accepting wagers when the horses are beginning to be loaded into the starting gate (commonly referred to as “zero minutes to post”). Current practice is to cease accepting wagers at the actual start of the race (commonly referred to as when the horses “break from the starting gate”). This change, if adopted by the KHRC, would reduce the time available to wager on each race, and could result in reduced handle, including for live wagering at Churchill Downs races and through OTBs that accept wagers on races at Churchill Downs. We cannot predict whether the KHRC will adopt this rule, or whether the adoption of this rule will have an effect on the handle for races at Churchill Downs.

Changes in Legislation and Regulation Could Affect Our Gaming Business

Our gaming operations exist at the discretion of the states where we conduct business. Certain aspects of our gaming operations are also subject to federal statutes or regulations. All of our pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on our business, financial condition and results of operations. In addition, any expansion of our gaming operations into gaming, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, will likely require various additional licenses, registrations, permits and approvals. We have and continue to seek legal authority to offer gaming at our racetracks where gaming is not currently permitted. The approval process can be time-consuming and costly, and there is no assurance of success. In addition, the passage of legislation permitting gaming at racetracks can be a long and uncertain process. As a result, there can be no assurance that (i) jurisdictions in which we own or operate racetracks will pass legislation permitting gaming, (ii) if jurisdictions pass such legislation, it will be permitted at our racetracks, and (iii) if gaming is permitted at our racetracks, it will be on economically viable terms. If gaming legislation is enacted in any jurisdiction where we own or operate a racetrack and we proceed to conduct gaming, there may be significant costs and other resources to be expended, and there will be significant risks involved, including the risk of changes in the enabling legislation (such as a decision to prohibit, delay or remove gaming rights at racetracks by legislation, regulatory act of the citizens, or other act) that could have a material, adverse impact on our business, financial condition and results of operations.

We are Vulnerable to Additional or Increased Taxes and Fees

We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes, and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. For instance, U.S. legislators have proposed the imposition of a U.S. federal tax on gross gaming revenues. It is not possible to determine with certainty the likelihood of any such changes in tax laws or their administration; however, if enacted, such changes could have a material adverse effect on our business.

The World Trade Organization’s Ruling on U.S. Internet Gambling Policy Could Adversely Affect Us

In the spring of 2005, the World Trade Organization Appellate Body (“WTO Appellate Body”) ruled that a claim from the island country of Antigua regarding U.S. Federal policy on international gambling may have merit due to an apparent inconsistency in how the U.S. treats interstate pari-mutuel wagers under the IHA, and all other sports wagers, both on an interstate and international basis. The WTO Appellate Body ruled that the IHA raised questions regarding whether the U.S. has taken a consistently negative position regarding Internet wagering across state and international boundaries. As a part of its ruling, the WTO Appellate Body ordered the U.S. to clarify its position on interstate pari-mutuel wagering on or before April 3, 2006. The Federal government elected to file no response, preferring to rely, instead on its historical position that interstate account wagering violates the U.S. Federal Wire Act. The U.S. has subsequently pursued eliminating gambling from the list of permitted services that are among the permitted services contained in the treaty that was the subject of Antigua’s complaint to the WTO. However, there are no assurances that such approach will ultimately result in establishing a consensus. If a consensus is not established, or if Congress prohibits or restricts substantially the conduct of interstate wagering or ADW wagering, the extent to which Federal authorities successfully prosecute account wagering operators based in the United States or that take wagers from United States residents could have a material adverse effect on our revenues, business, financial condition, operating results and financial performance. Alternatively, if, as a result of the U.S.’s position, offshore wagering is permitted into the United States, that also could have a material adverse effect on our revenues and financial performance by increasing the competition we face from offshore ADW companies.

Future Expansion of Our ADW Operations May Require Additional Governmental Approvals

During 2007, we launched TwinSpires, an ADW business that accepts advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at TwinSpires.com. The ADW business is heavily regulated, and laws governing advance deposit wagering vary from state to state. We may accept advance deposit wagers from residents of states where the law does not expressly address advance deposit wagering. Some states have expressly authorized advance deposit wagering by their own residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through advance deposit wagering hubs located in different states. We believe that an ADW business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering. In December 2000, legislation was enacted in the United States that amends the IHA. We believe that this amendment clarifies that inter-track simulcast wagering, off-track betting and advance deposit wagering, as currently conducted by the U.S. horse racing industry, are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material, adverse impact on our business, financial condition and results of operations, including the licenses we holds to conduct horse racing and pari-mutuel wagering in the United States.

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

On October 13, 2006, President Bush signed into law the UIGEA. The UIGEA prohibits those involved in the business of betting or wagering from knowingly accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA also required the Department of Treasury and the Federal Reserve Board to develop a joint rule that would require U.S. financial firms participating in designated payment systems to establish policies and procedures reasonably designed to prevent payments being made to gambling businesses in connection with “unlawful internet gambling.”

On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009. Unfortunately, these rules and regulations did not prevent financial firms from blocking all internet gambling transactions even if such activity was legal and, in fact, at least one financial institution issued a policy that blocked all internet gambling transactions. On November 28, 2009, the effective date of such rules and regulations were delayed until June 1, 2010. Representatives on behalf of our interests and the horse racing industry are working to distinguish the ADW segment and the IHA from “unlawful internet gambling,” however, the UIGEA could have a material, adverse impact on our business.

Furthermore, many states have considered and are considering interactive and Internet gaming legislation and regulations, which may inhibit our ability to do business in such states. Anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material, adverse impact on our business, financial condition and results of operations. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to the success of our advance deposit wagering operation.

Third Party Processing Companies Supporting our Operations Process a Significant Number of our Transactions

Credit card companies, banks and third party processing companies may in the future become hesitant to process deposits, fees and online transactions by our customers as a result of perceived legal uncertainty, including perceived uncertainty under the UIGEA, which prohibit the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses, even though the UIGEA contains a specific exemption for activities that are permitted under the IHA. The refusal by credit card companies, banks and third party processing companies to process such transactions would limit the methods of payment available to our subscribers, reducing the convenience of our services, and may make competitive services more attractive. This may adversely affect our business.

Compliance with New Regulatory Requirements Can Represent a Significant Cost

From time to time, we are required to make changes to our facilities, business practices and operations by legal or regulatory changes or by mandate of regulators. Compliance with these changes can represent a significant cost to us, and, in the event that these changes must be implemented quickly, could lead to difficulties or interruptions in our operations, which could have an adverse effect on our businesses.

We May Experience Resistance to Certain of Our Business Strategies

We have entered into a reciprocal content swap agreement with MEC to exchange our respective horseracing signals with each other. MEC and the Company have also formed a venture, TrackNet, which serves as agent to us to sell our wagering and video rights to third parties, including racetracks, OTBs, casinos and other ADW providers. TrackNet also acts as agent to MEC and the Company to purchase horseracing wagering and video rights from third parties to make available through our respective outlets including our ADW platform. Other industry participants may not agree to sell to and/or decline to purchase our wagering and video rights from the venture and/or to sell their wagering and video rights to us through the venture. This resistance may reduce the distribution of our wagering and video rights and/or our ability to purchase wagering and video rights for our outlets, including our ADW platform, potentially having a material, adverse impact on our business, financial condition and results of operations. In addition, in the event that TVG, a major competitor of TwinSpires, is able to sign other horseracing wagering and video rights owners to exclusive agreements as has been its past business practices, those wagering and video rights owners will not be able to make available their wagering and video rights to TwinSpires.com through TrackNet, which could, in turn, negatively impact our ability to retain and attract customers. TVG was recently acquired by Betfair Group, Ltd., an e-gaming betting platform based in Great Britain. The effect of this acquisition on our business is not known at this time.

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

We Experience Significant Seasonal Fluctuations in Operating Results

We experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we are able to offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races could have a material, adverse impact on our business, financial condition and results of operations. Our live racing schedule dictates that we earn a substantial portion of our net earnings in the second quarter of each year when the Kentucky Derby and the Kentucky Oaks races are run during the first weekend in May. Business interruption, such as weather conditions, could affect our ability to conduct our most popular races. Any adverse impact on our races, including the Kentucky Derby, the Kentucky Oaks and key races at our other racetracks could have a material, adverse impact on our business, financial condition and results of operations.

Our Business Depends on Providers of Totalizator Services

In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by United Tote Company and AmTote International, Inc. These totalizator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. There are only three major vendors that provide this service in North America. The loss of any one of these vendors as a provider of this critical service would decrease competition and could result in an increase in the cost to obtain these services. Because of the highly specialized nature of these services, replicating these totalizator services would be expensive. United Tote Company is wholly owned by Youbet, and, as part of the Youbet merger, which currently is anticipated to be completed during the first half of 2010, we expect to acquire the operations of United Tote Company.

In addition, we rely upon the totalizator companies’ computer systems to ensure the integrity of our wagering process. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. The failure of totalizator companies to keep their technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product.

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

We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder to have an agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), governing the contribution of a portion of revenues from slot machine gaming to purses on live thoroughbred races conducted at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association (the “FTBOA”) governing the contribution of a portion of revenues from slot machines gaming to breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming.

It is not certain that we will be able to maintain agreements with, or to obtain required consent from, our Horsemen’s Groups. We are in the process of negotiating formal agreements with the applicable horsemen’s groups at Fair Grounds, Calder and Arlington Park, but are currently operating without formal agreements in place. The agreements with horsemen’s groups at Fair Grounds, Calder and Arlington Park expired on November 5, 2009, January 2, 2010 and September 27, 2009, respectively. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.

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

We Depend on Key Personnel

Our future success will depend largely on the skills, efforts and motivation of Robert L. Evans, our President and Chief Executive Officer, and other executive officers and key personnel, on whom we are highly dependent. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

We May Not be Able to Adequately Insure Our Properties

Our property insurance coverage is predicated on the ability to obtain adequate and affordable coverage for all of our properties. The property insurance market and its pricing models are impacted by their global claims experience which may impact the pricing we obtain on our property coverage. The significant damage and resulting insurance claims in 2005 caused by Hurricane Katrina to the New Orleans, Louisiana area and our Fair Grounds facility and OTBs and Hurricane Wilma to South Florida and our Calder facility are significant factors in the increased costs of obtaining property coverage for our facilities and significantly impacted our ability to obtain and maintain adequate property coverage at its facilities. Our inability to obtain and maintain adequate property coverage at reasonable prices could have a material, adverse impact on our business, financial condition and results of operations.

Ownership and Development of Real Estate Requires Significant Expenditures and is Subject to Risk

All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. The real estate industry is also capital intensive and sensitive to interest rates. Further, significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property, which expenditures may negatively impact our operating results.

We May Be Held Responsible for Contamination Caused by Hazardous Materials

Our business is subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. In addition, environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we owns or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions.

We May Experience Difficulty in Integrating Recent or Future Acquisitions into Our Operations

We may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses into our operations will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate these businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “B. Live Racing,” “C. Simulcast Operations” and “E. Gaming Operations in Item 1. “Business” of this Report.

Our real and personal property (but not including the property of TrackNet, HRTV, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $275 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.	LEGAL PROCEEDINGS

YOUBET MERGER

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits, which we refer to collectively as the Los Angeles litigation, are putative class actions brought on behalf of Youbet’s stockholders. Plaintiffs in the Los Angeles litigation have since moved to consolidate the Los Angeles litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles litigation all allege that Youbet’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the proposed merger transaction. In that regard, the various complaints include, among other things, allegations that the proposed transaction is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet shareholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the proposed merger, is to “lock up” the proposed merger transaction, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the proposed merger, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information has not been provided in connection with the proposed transaction and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the proposed merger transaction, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC. The initial Balch complaint contained allegations similar to those made in the Los Angeles litigation, including a claim that the Company aided and abetted alleged breaches of fiduciary duty by Youbet’s directors. On January 8, 2010, an amended complaint was filed in Balch, adding a claim against Youbet’s directors for an alleged breach of the fiduciary duty of disclosure, and adding allegations that the draft Registration Statement filed by the Company with the Securities and Exchange Commission in connection with the proposed merger transaction omits material information and is materially misleading in various respects. Among the relief sought by the Balch amended complaint is an enjoining of the proposed merger transaction, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On March 2, 2010, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include in the Company’s and Youbet’s proxy statement/prospectus certain additional disclosures relating to the proposed merger transaction. Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation, completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed merger transaction by the Outside Date (as such term is defined in the merger agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.

If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of all claims relating to the proposed merger transaction, the merger agreement and the transactions contemplated therein, disclosures made relating to the proposed merger transaction, and any compensation or other payments made to the defendants in connection with the proposed merger transaction; except that the settlement will not include a release of claims by current and former Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG, the FHBPA and certain individuals alleging that the THG, the FHBPA and various other horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including ADW companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (“KHBPA”), the Kentucky Thoroughbred Association (“KTA”) and certain other individuals as defendants to the THG Lawsuit.

On July 7, 2008, certain subsidiaries of the Company reached agreement with the FHBPA with respect to the sharing of revenues from pari-mutuel operations at Calder (the “Purse Agreement”). In connection with the execution of the Purse Agreement, the Company dismissed its claims in the THG Lawsuit against the FHBPA and certain individuals affiliated with the FHBPA.

On July 28, 2008, the THG, the KTA and the KHBPA filed separate motions to dismiss on behalf of themselves and certain individual defendants. The KHBPA also filed an answer and a counterclaim alleging that the Company did not pay contractually required amounts into the purse account of Churchill Downs. On February 5, 2009, the Company agreed to dismiss with prejudice the KTA and its individual defendants from the THG lawsuit. On March 20, 2009, the court denied the defendants’ motions to dismiss with respect to the majority of the claims. The defendants filed a motion to appeal on April 9, 2009, which the Court denied on May 27, 2009.

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

The outcome of the THG Lawsuit against the remaining defendants cannot be determined at this time. There can be no assurance that the Company will be successful in causing the activities of the THG and the Horsemen’s Groups which are described in the THG Lawsuit to be terminated or that the THG Lawsuit will result in money damages in favor of the Company sufficient to compensate the Company for losses it has suffered or whether the Company will be able to collect awarded damages if it is successful. In the event these matters cannot be resolved in a satisfactory manner, the Company may suffer loss, and its business, financial condition and results of operations could be materially and adversely impacted.

CLOVERLEAF

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

The complaint alleges the Named CDI Entities, TrackNet and the other non-Maryland racetrack defendants breached simulcast agreements to send audio-visual signals of their live thoroughbred horse races to Cloverleaf so that Rosecroft Raceway’s patrons could place wagers on those races. Cloverleaf has alleged $10 million of damages caused by the alleged breach of contract. The lawsuit further alleges that TrackNet and the Maryland thoroughbred entity defendants tortiously interfered with simulcast agreements Cloverleaf entered into with other racetracks, and alleges $10 million of damages caused by the tortious interference. Cloverleaf further requested a temporary restraining order to compel the Named CDI Entities, TrackNet and the other non-Maryland racetrack defendants to resume sending the audio-visual signals to Rosecroft. On July 15, 2009, the court denied Cloverleaf’s motion for a temporary restraining order. Cloverleaf also had filed a motion for a preliminary injunction but withdrew it on August 7, 2009.

On November 18, 2009, Cloverleaf filed an Amended Complaint which added as defendants The Maryland Jockey Club of Baltimore City, Inc., Laurel Racing Association, LP and certain individuals associated with the Maryland racing defendants. The Amended Complaint incorporated federal antitrust and state unfair competition claims against these Maryland racing defendants, but not the Company or TrackNet. On December 23, 2009, Cloverleaf dismissed the tortious interference claim against TrackNet. As a result, the only remaining claim against TrackNet and the Company is for breach of contract.

The Company is vigorously defending against this lawsuit. The Company and TrackNet answered the Amended Complaint on January 12, 2010, denying the allegations about a breach of contract. On January 15, 2010, the Maryland racing defendants moved to dismiss the Amended Complaint. On January 22, 2010, the Maryland racing defendants moved to withdraw the reference to the bankruptcy court, which if granted would have the effect of transferring the adversary proceeding from bankruptcy court to federal district court. Discovery has not yet begun in the adversary proceeding and will not occur until either the bankruptcy or federal district court (if the case is transferred) decides the Maryland racing defendants’ motion to dismiss the Amended Complaint.

OTHER MATTERS

During 2008, the Company discovered that an employee at Calder, during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered. During September 2009, the Company reached a settlement with its insurance carrier and received payment of $2.5 million, which represents the full payment of claims related to the losses, net of a deductible of $0.2 million.

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is the subject, and no such proceedings are known to be contemplated by governmental authorities.

PART II

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 17, 2010 there were approximately 3,747 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2009 - By Quarter				2008 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$41.84	$40.68	$39.92	$38.88	$55.21	$52.98	$51.85	$49.67
Low Sale	$20.71	$28.20	$30.94	$30.00	$40.22	$34.85	$32.35	$24.11
Dividends per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2009:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/09-
	10/31/09	1,394	(1)	$38.50	—	—

Period 2	11/1/09-
	11/30/09	2,729	(1)	$37.00	—	—

Period 3	12/1/09-
	12/31/09	—		—	—	—

		4,123		$37.51	—	—

(1)	Shares of common stock were acquired from grantees of restricted stock in payment of income taxes on the related compensation.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a peer group index and the Nasdaq Market Index for the period of approximately five fiscal years commencing January 1, 2005 and ending December 31, 2009. The peer group index used by the Company is the Media General Leisure Industry Group index, which is a published industry peer index of companies engaged in the leisure industry. As its broad equity market index, we use the Nasdaq Market Index, which measures the performance of stocks listed on the Nasdaq Global Market and the Nasdaq Capital Market. The graph depicts the result of an investment of $100 in the Company, the Nasdaq Market Index and the Media General Leisure Industry Group index. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	Dec. ‘04	Dec. ‘05	Dec. ‘06	Dec. ‘07	Dec. ‘08	Dec. ‘09
Churchill Downs Inc.	$100.00	$83.29	$98.05	$124.96	$94.75	$88.72
NASDAQ Market Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
Leisure	$100.00	$101.26	$128.07	$127.53	$72.77	$76.11

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2009(1)	2008(2)	2007(3)	2006(4)(5)	2005(6)
Operations:

Net revenues	$439,701	$430,566	$410,735	$376,671	$356,342

Operating income	$34,733	$52,779	$33,636	$49,582	$23,950

Net earnings from continuing operations	$17,681	$29,148	$17,038	$30,217	$13,848

Discontinued operations, net of income taxes	$(853)	$(599)	$(1,307)	$(406)	$65,060

Net earnings	$16,828	$28,549	$15,731	$29,811	$78,908

Basic net earnings from continuing operations per common share	$1.28	$2.10	$1.24	$2.24	$1.05

Basic net earnings per common share	$1.22	$2.06	$1.15	$2.21	$5.92

Diluted net earnings from continuing operations per common share	$1.27	$2.09	$1.23	$2.22	$1.04

Diluted net earnings per common share	$1.21	$2.05	$1.14	$2.19	$5.86

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance sheet data at Period End:

Total assets	$725,402	$637,667	$624,816	$546,328	$517,844

Working capital (deficiency) surplus	$(80,361)	$(29,915)	$(17,979)	$1,650	$(15,269)

Long-term debt	$71,132	$43,140	$67,989	—	$15,602

Convertible note payable, related party	$14,655	$14,234	$13,814	$13,393	$12,973

Real estate note payable, related party	$24,043	—	—	—	—

Other Data:

Shareholders’ equity	$407,022	$393,891	$367,558	$350,079	$316,231

Shareholders’ equity per common share	$29.74	$28.77	$26.88	$26.09	$24.08

Additions to property and equipment, exclusive of business acquisitions, net	$81,940	$40,150	$45,632	$46,599	$43,238

The selected financial data presented above is subject to the following information:

(1)	During 2009, we recognized incremental income tax expense from continuing operations of $2.3 million as well as income tax expense from discontinued operations of $1.1 million related to proposed adjustments resulting from an audit of prior year income tax returns by the Internal Revenue Service. In addition, during 2009, we acquired land from a related party for $27.5 million financed partially with a short-term note payable of $24.0 million. Finally, during 2009, we received $24.0 million related to Illinois riverboat subsidies, which has been recorded in restricted cash and deferred revenues pending the outcome of a challenge of these subsidies by Illinois riverboats.
(2)	During 2008, we recognized a gain of $17.2 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds from Hurricane Katrina.
(3)

On January 1, 2007, we adopted a newly issued accounting standard under which we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The cumulative effect of adopting this accounting standard was an increase of $0.3 million to unrecognized tax benefits and a corresponding decrease to retained earnings. In addition, during 2007, we recognized a gain of $0.8 million from insurance recoveries, net of losses, related to damages from Hurricane Wilma.

(4)	During 2006, we recognized a gain of $20.6 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds, Calder and Ellis Park, from Hurricane Katrina, Hurricane Wilma and a tornado, respectively ($1.4 million is included in discontinued operations). Also, during 2006, the Company recognized an asset impairment of $7.9 million to write down the long-lived assets of Hoosier Park to their estimated fair value. Finally, during 2006, we recognized a gain of $4.3 million, net of income taxes, on the sale of Ellis Park.
(5)	On January 1, 2006, we adopted a newly issued accounting standard and began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of a related standard.
(6)	During 2005, we recognized a gain of $69.9 million, net of income taxes, on the sale of the assets of Hollywood Park.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Reform Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

You should read this discussion with the financial statements and other financial information included in this report. Our significant accounting polices are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana and Florida.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with over 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 under the name “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana which operates approximately 600 slot machines; and

•	Video Services, Inc. (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana;

4.	Other Investments, which includes:

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

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

During 2009, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our pari-mutuel handle of 5% during the year ended December 31, 2009 compared to the same period of 2008. Total handle for the pari-mutuel industry, according to figures published by Equibase, declined 9.9% during the year ended December 31, 2009 compared to the same period of 2008. Although there is a growing confidence that the global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the downturn may resume. There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position. During December 2009, we entered into a Second Amended and Restated Credit Agreement (the “Second Amendment”), which amended and restated our previous credit agreement and increased the maximum aggregate commitment from $120 million to $275 million with an option to increase the aggregate commitment up to $375 million. As of December 31, 2009, there was $197 million of borrowing capacity under our amended and restated revolving credit facility, which matures in December 2013. To date, we have not experienced any limitations in our ability to access these sources of liquidity.

During 2007, we sold our ownership interest in Hoosier Park. We made the decision to sell Hoosier Park in order to dispose of an asset which we considered to be underperforming in order to strengthen our balance sheet and focus on future growth and potential diversification opportunities. As of the date of the filing of this Annual Report on Form 10-K, we do not anticipate further dispositions of our operations in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The sold business discussed has been accounted for as discontinued operations in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Please refer to further sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Item 7 as well as our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this disposition.

Recent Developments

Calder Casino

On January 22, 2010, we commenced operations at our 104,000 square-foot facility adjacent to Calder, which features over 1,200 slot machines. Capital spending incurred to construct this facility as of December 31, 2009 totaled $62.1 million and is anticipated to approximate $85.0 million when complete. In accordance with the relevant legislation, during the year ended December 31, 2009, we submitted payments of $3.0 million for an annual license fee and $0.3 million for an annual Problem Gaming Fund fee. The fees, which have been capitalized as intangible assets, will be amortized as expense on a straight line basis from the date of the opening of the slot facility until June 30, 2010. During the year ended December 31, 2009, we incurred $3.1 million of costs associated with preparing the Calder Casino to commence operations.

Second Amended and Restated Credit Facility

During December 2009, we entered into the Second Amendment, which amended and restated our credit agreement dated September 23, 2005, as amended May 2, 2007. The Second Amendment primarily serves to increase the maximum aggregate commitment under the credit facility from $120 million to $275 million. Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $375 million. We incurred loan origination costs of $2.7 million in connection with our entry into the Second Amendment, which have been capitalized and will be amortized as interest expense over the term of the Second Amendment. The facility terminates on December 22, 2013 and contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum required levels of net worth. The covenants permit us to use proceeds of the credit extended under the Second Amendment for general corporate purposes and acquisition needs.

YouBet.com Merger

During November 2009, we announced that we had entered into a merger agreement with Youbet.com, Inc. (“Youbet”) under which we plan to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of our common stock on February 12, 2010. Under the terms of the transaction, Youbet shareholders will receive a fixed ratio of 0.0598 shares of the Company plus $0.97 in cash for each share of Youbet common stock, subject to possible future adjustment to the exchange ratio to increase the cash consideration and correspondingly decrease the stock consideration in order to ensure that the transaction does not require us to issue more than 19.6% of our outstanding common stock prior to the transaction. This transaction is expected to qualify as tax-deferred under Section 368 of the Internal Revenue Code. After completion of the transaction, which is currently expected to occur during the first half of 2010, based on the closing price of our common stock on February 12, 2010, Youbet shareholders are expected to own approximately 16.4% of the outstanding common stock of the Company. However, we cannot predict the actual timing of the completion of the merger or whether the merger will actually be completed.

Receipt of Illinois Riverboat Subsidy

During December 2009, we received a payment of $24.0 million from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds are to be distributed with 60% of the total to be used for horsemen’s purses and the remaining 40% of the total to be distributed to Illinois racetracks. The monies received have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies are being deferred as of December 31, 2009, as challenges regarding the constitutionality of Public Act 94-804 are still being made by certain Illinois riverboat casinos.

Acquisition of Land from a Related Party

During November 2009, we entered into an agreement with Duchossois Industries, Inc. (“DII”) to purchase approximately sixty-seven acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of our common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and the issuance of an unsecured promissory note of $24.0 million, payable to DII, which will mature on May 15, 2010 and does not bear interest. The agreement was executed pursuant to Arlington Park’s exercise of a purchase option granted under the original lease of the land with DII.

KHBPA Settlement

On October 22, 2009, we entered into a settlement agreement with the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) related to a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC (the “THG Lawsuit”). We agreed to dismiss our claims in the THG Lawsuit against the KHBPA, with prejudice, and also agreed to provide a $1.5 million supplement to the purse account of Churchill Downs to be paid evenly over the next three years. We are authorized to distribute a greater share of the supplement early in the three year period should purses at Churchill Downs fall below anticipated levels. The KHBPA agreed to dismiss its counterclaims against us, with prejudice. We recorded $1.5 million of purse expense during the year ended December 31, 2009 as a result of the settlement with the KHBPA.

Income Taxes

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, we received approximately $22.9 million of proceeds related to the sale of personal seat licenses sold in connection with the renovation of Churchill Downs. The personal seat licenses that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and any Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, we deferred the income for the personal seat licenses over the respective terms of the licenses.

During the year ended December 31, 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the personal seat licenses is taxable during the period we received the proceeds (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of the income taxes due for each of the years 2005 and 2006. We intend to defend our position of deferring income related to the sale of personal seat licenses using a fast track mediation process offered by the IRS. However, it is uncertain at this time whether the fast track mediation process will be made available to us by the IRS. If the Proposed Audit Adjustment is upheld, we estimate it could have a potential total negative cash impact of up to $7.9 million plus accrued interest through December 31, 2009 of approximately $2.3 million, which represents amounts due at both the state and federal levels.

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

If we are unable to resolve this matter through the fast track mediation process, a decision would be made at that time as to which of the above options would be pursued. In any case, we continue to believe that our position is well supported and will vigorously contest the Proposed Audit Adjustment. However, based on current circumstances, during the year ended December 31, 2009, we recorded a deferred tax asset and income taxes payable of $7.9 million. In addition, we recognized $2.3 million of income tax expense associated with accrued interest on the Proposed Audit Adjustment.

Additionally, the IRS proposed an adjustment to reduce the amount of a capital loss carryback claim related to the sale of Ellis Park during 2006. We have agreed to this adjustment. As a result, approximately $1.1 million of income tax expense related to the adjustment was recognized during the year ended December 31, 2009 and is included in discontinued operations. As of December 31, 2009, total outstanding capital loss carryback claims to be received by us totaled $8.2 million.

Insurance Recovery

During 2008, we discovered that an employee at Calder, during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered and we filed an employee theft claim with our insurance carrier for $2.7 million. During the year ended December 31, 2009, we reached a settlement with our insurance carrier and received payment of $2.5 million, which represents the full payment of claims related to the losses, net of a $0.2 million deductible. We recorded this recovery as a reduction to operating expenses during the year ended December 31, 2009.

Real Estate Tax Refund

During the year ended December 31, 2009, we received a payment of $2.4 million from the State of Illinois related to a successful challenge by Arlington Park that real estate tax payments made for the years 2001 through 2006 were excessive. We recorded the real estate tax refund as a reduction to operating expenses during the year ended December 31, 2009, in addition to $0.3 million of interest related to the real estate tax refund, which was recorded as interest income during the same period.

Receipt of Source Market Fees

From August 7, 1997 through August 6, 2007, Arlington Park and ODS Technologies, L.P. (d/b/a TVG) were parties to an agreement whereby TVG telecasted and accepted advance deposit wagers on Arlington Park’s races. As part of the consideration for the rights under the agreement, TVG paid a source market fee to the National Thoroughbred Racing Association (“NTRA”) as a matter of practice. The NTRA held those source market fees on behalf of Arlington Park because of regulatory uncertainty concerning the receipt of source market fees in Illinois. On February 4, 2009, the NTRA paid Arlington Park these previously withheld source market fees, which totaled $4.3 million. On February 25, 2009, we reached an agreement with the Illinois Thoroughbred Horsemen’s Association stipulating that fifty percent of such source market fees will be paid as purses. We recorded the source market fees as revenues, along with the related purse expense during the year ended December 31, 2009.

Hoosier Park Contingent Consideration

The Partnership Interest Purchase Agreement with Centaur Racing LLC for the sale of our interest in Hoosier Park includes a contingent consideration provision whereby we are entitled to payments of $15 million eighteen months following the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2009, we have determined that collectability of amounts due is not reasonably assured, and therefore, we have not recognized the amount due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

Ohio Legislation

During its 2009 session, the Ohio legislature included language in its budget bill that stated that the Ohio Lottery Commission had existing authority to implement video lottery terminals at each of Ohio’s seven racetracks. At the same time, the governor issued an executive order to the Ohio Lottery Commission instructing it to promulgate rules for the implementation of video lottery terminals at Ohio’s racetracks. Subsequently, several lawsuits were filed (i) seeking a court ruling that the legislation was subject to Ohio’s voter referendum process or (ii) challenging the Ohio legislature’s authority to implement video lottery terminals. The Ohio Supreme Court subsequently ruled that the legislation is subject to Ohio’s voter referendum process and one group announced its intention to gather signatures to a petition to place the legislation on the ballot for a referendum. The group submitted its petition in December of 2009.

In addition, in November of 2009, the voters of Ohio approved a constitutional amendment to allow casinos in Cincinnati, Cleveland, Columbus and Toledo. The timing for the development of the casinos is uncertain at this time. The development of four land-based casinos in Ohio could have a material, adverse effect on our business, financial condition and results of operations. While the governor of Ohio is not actively pursuing the initiative, if video lottery terminals are implemented at Ohio racetracks, we believe they would provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle.

Legislative and Regulatory Changes

Please refer to subheading “J. Legislative Changes” in Item 1. “Business” of this Annual Report on Form 10-K for information regarding legislative and regulatory changes.

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

We review the carrying values of goodwill and indefinite-lived intangible assets at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination. We assign estimated useful lives to our definite-lived intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory, competition and other economic factors. Intangible assets with definite lives are amortized using the straight-line method.

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

Additional information regarding how our business can be impacted by competition and legislative changes is included in subsection I and subsection J, respectively, to Item 1 in this Annual Report on Form 10-K.

A business combinations accounting standard establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. The accounting standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on transactions recorded to date.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery under such policies. Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable. Insurance recoveries in excess of estimated losses are recognized when realizable.

We also use estimates and judgments for financial reporting to determine our current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

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

In 2009, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have fewer live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2010 and 2009 is included in subsection H to Item 1, “Licenses and Live Race Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, OTBs and ADW providers (net of state pari-mutuel taxes), plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other pari-mutuel related revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from video poker and slot machines. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

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

Approximately 64% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at our various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.4%.

Certain key operating statistics specific to the gaming industry are included in our discussion of performance of the gaming segment. Our slot facilities and video poker operations report gross win per unit which is calculated as gross gaming revenues, before taxes and promotional deductions, per machine and per day of operations. Finally, we report an actual hold percentage, which reflects our gaming revenues as a percentage of the total amount wagered by customers.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs ‘07 Change
	2009	2008	2007	$	%	$	%
Racing Operations:
Churchill Downs
Total handle	$648,805	$765,861	$852,603	$(117,056)	-15%	$(86,742)	-10%
Net pari-mutuel revenues	$51,630	$55,143	$60,425	$(3,513)	-6%	$(5,282)	-9%
Commission %	8.0%	7.2%	7.1%

Arlington Park
Total handle	$733,107	$791,319	$820,633	$(58,212)	-7%	$(29,314)	-4%
Net pari-mutuel revenues	$71,868	$71,953	$73,741	$(85)	—	$(1,788)	-2%
Commission %	9.8%	9.1%	9.0%

Calder
Total handle	$672,625	$649,533	$922,492	$23,092	4%	$(272,959)	-30%
Net pari-mutuel revenues	$64,146	$67,840	$90,282	$(3,694)	-5%	$(22,442)	-25%
Commission %	9.5%	10.4%	9.8%

Fair Grounds
Total handle	$432,511	$498,742	$544,733	$(66,231)	-13%	$(45,991)	-8%
Net pari-mutuel revenues	$37,315	$44,026	$48,805	$(6,711)	-15%	$(4,779)	-10%
Commission %	8.6%	8.8%	9.0%

Online Business
Total handle	$329,653	$234,413	$86,598	$95,240	41%	$147,815	F
Net pari-mutuel revenues	$64,316	$46,710	$18,267	$17,606	38%	$28,443	F
Commission %	19.5%	19.9%	21.1%

Eliminations
Total handle	$(99,639)	$(81,488)	$(89,748)	$(18,151)	-22%	$8,260	9%
Net pari-mutuel revenues	$(7,115)	$(6,055)	$(5,669)	$(1,060)	-18%	$(386)	-7%

Total
Handle	$2,717,062	$2,858,380	$3,137,311	$(141,318)	-5%	$(278,931)	-9%
Net pari-mutuel revenues	$282,160	$279,617	$285,851	$2,543	1%	$(6,234)	-2%
Commission %	10.4%	9.8%	9.1%

NM:    Not meaningful                U: > 100% unfavorable                F: >100% favorable

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
No. of live race days	407	416	423	(9)	-2%	(7)	-2%
Net pari-mutuel revenues	$282,160	$279,617	$285,851	$2,543	1%	$(6,234)	-2%
Gaming revenues	61,227	50,102	29,115	11,125	22%	20,987	72%
Other operating revenues	96,314	100,847	95,769	(4,533)	-4%	5,078	5%

Total net revenues	$439,701	$430,566	$410,735	$9,135	2%	$19,831	5%

Operating income	$34,733	$52,779	$33,636	$(18,046)	-34%	$19,143	57%
Operating income margin	8%	12%	8%
Net earnings from continuing operations	$17,681	$29,148	$17,038	$(11,467)	-39%	$12,110	71%
Diluted net earnings from continuing operations per common share	$1.27	$2.09	$1.23

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our total net revenues increased $9.1 million primarily as a result of increased wagering through the Online Business and the full year’s effect of gaming revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. These increases were partially offset by declines in racetrack pari-mutuel revenues and other operating revenues derived from corporate hospitality and admissions revenues generated by Kentucky Derby week. In addition, Racing Operations conducted nine fewer live race days in 2009 compared to 2008. Further discussion of net revenue variances by our reported segments is detailed below.

Significant items affecting comparability of operating income, net earnings from continuing operations and diluted net earnings from continuing operations per common share included:

•	Operating income declined, reflecting the recognition of $17.2 million of insurance recoveries during the year ended December 31, 2008 related to damages sustained by Hurricane Katrina.

•

Our effective tax rate increased from 41% in 2008 to 49% in 2009 as we recognized $2.3 million of income tax expense during the year ended December 31, 2009 related to proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

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

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
Purse expenses	$113,383	$111,716	$121,367	$1,667	1%	$(9,651)	-8%
Depreciation / amortization	30,256	28,847	23,284	1,409	5%	5,563	24%
Other operating expenses	210,375	203,715	181,753	6,660	3%	21,962	12%
SG&A expenses	50,954	50,709	51,479	245	0%	(770)	-1%
Insurance recoveries, net of losses	—	(17,200)	(784)	17,200	U	(16,416)	F

Total expenses	$404,968	$377,787	$377,099	$27,181	7%	$688	—

Percent of revenue	92%	88%	92%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Total expenses increased $27.2 million primarily due to insurance recoveries, net of losses of $17.2 million received during the year ended December 31, 2008 related to damages sustained at Fair Grounds from Hurricane Katrina. Other operating expenses increased due to expansion of the Online Business as well as expansion of our gaming operations at Fair Grounds and Calder Casino. Further discussion of expense variances by our reported segments is detailed below.

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily due to higher distribution expenses of $5.8 million related to racing content associated with the growth of the Online Business. In addition, salaries & benefits increased $2.7 million primarily as a result of expansion of the slot operations at Fair Grounds and the hiring of additional employees in anticipation of the opening of Calder Casino during January 2010. Finally, marketing costs increased due to additional expenditures related to the Fair Grounds slot facility of $2.2 million in response to increased market competition. These increases were partially offset by the receipt of $2.5 million in insurance recoveries at Calder and $2.4 million of real estate tax refunds at Arlington Park.

•

Purse expenses increased during the year ended December 31, 2009 as a result of the increase of $2.1 million of purse expense at Arlington Park associated with the receipt of $4.3 million of source market fees from the NTRA. In addition, during 2009, Churchill Downs incurred $1.5 million in purse expense due to the settlement of a dispute with the KHBPA. Purse expense also increased $0.9 million at Churchill Downs as a result of lower pari-mutuel taxes incurred during 2009 compared to 2008. Such an increase was a result of the fact that Churchill Downs incurred a one-time reduction in pari-mutuel taxes of $1.7 million during the year ended December 31, 2009 due to not achieving average daily handle levels that trigger the payment of pari-mutuel taxes at the maximum rate of 3.5%, as has occurred historically. Partially offsetting these increases was lower purse expenses at Fair Grounds, Calder and Churchill Downs in conjunction with lower pari-mutuel revenues driven by what we believe was weakness in the U.S. economy.

•	Depreciation and amortization expense increased by $1.4 million, primarily reflecting capital expenditures incurred for the permanent slot facility at Fair Grounds.

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

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
Interest income	$896	$612	$946	$284	46%	$(334)	-35%
Interest expense	(1,657)	(2,198)	(3,525)	541	25%	1,327	38%
Equity in loss of unconsolidated investments	(960)	(3,047)	(3,372)	2,087	68%	325	10%
Miscellaneous, net	1,504	1,654	1,659	(150)	-9%	(5)	—

Other income (expense)	$(217)	$(2,979)	$(4,292)	$2,762	93%	$1,313	31%

Income tax provision	$(16,835)	$(20,652)	$(12,306)	$3,817	18%	$(8,346)	-68%
Effective tax rate	49%	41%	42%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.9 million equity loss related to our investment in HRTV during the year ended December 31, 2009 compared to a $2.4 million equity loss experienced during the year ended December 31, 2008. Higher revenues related to increased distribution to ADW businesses and lower distribution costs contributed to the improvement.

•

Interest expense decreased during the year ended December 31, 2009 primarily as a result of lower average outstanding debt balances and lower interest rates under our revolving credit facility. Interest income increased during the year ended December 31, 2009 due to the recognition of $0.3 million in interest income associated with the receipt of a $2.4 million refund from the state of Illinois related to prior years’ real estate tax payments.

•

The effective tax rate increased as we recognized $2.3 million of income tax expense during the year ended December 31, 2009 related to proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

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

•	Our effective tax rate decreased from 42% to 41% in 2008 resulting primarily from a reduction in non-deductible legislative initiative costs incurred during 2008.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
Churchill Downs	$113,182	$120,018	$119,923	$(6,836)	-6%	$95	—
Arlington Park	84,109	85,768	88,766	(1,659)	-2%	(2,998)	-3%
Calder	67,495	70,686	93,712	(3,191)	-5%	(23,026)	-25%
Fair Grounds	46,771	53,519	58,374	(6,748)	-13%	(4,855)	-8%

Total Racing Operations	311,557	329,991	360,775	(18,434)	-6%	(30,784)	-9%
Online Business	71,480	53,959	22,274	17,521	32%	31,685	F
Gaming	62,296	50,648	29,198	11,648	23%	21,450	73%
Other Investments	3,477	3,415	3,406	62	2%	9	—
Corporate	556	559	2,329	(3)	-1%	(1,770)	-76%
Eliminations	(9,665)	(8,006)	(7,247)	(1,659)	-21%	(759)	-10%

	$439,701	$430,566	$410,735	$9,135	2%	$19,831	5%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering and average daily active users during the year ended December 31, 2009. This improvement was due, in part, to additional racing content gained during the year ended December 31, 2009, including that from Keeneland, Del Mar and Oak Tree, as well as full access to six additional racetracks for which TVG had previously had exclusive rights to the racing content.

•

Gaming revenues increased primarily as a result of increased revenues related to the full year effect of the permanent Fair Grounds slot facility, which opened during November 2008 and now includes over 600 slot machines compared to approximately 250 slot machines during 2008. During the year ended December 31, 2009, gross gaming revenues, calculated as total customer wagering activity less customer winnings before taxes and other deductions, attributable to the Fair Grounds slot facility increased by $15.5 million or 53% compared to the same period of 2008, due to the full year effect of the permanent slot facility. Our gross win per unit, calculated as gross daily gaming revenues per slot machine, was $207 per machine per day during the year ended December 31, 2009 compared to $270 per machine per day during the same period of 2008. The decline was driven by the fact that we doubled our slot machines placed in service during 2009. Finally, our normal hold percentage, calculated as gross gaming revenues as a percentage of total amounts wagered was within the expected range of 9% to 11% of slots handle during the year ended December 31, 2009.

•

Churchill Downs revenues decreased due to a decline in corporate hospitality and admissions revenues from Kentucky Derby week. In addition, revenues decreased due to conducting twelve fewer live race days during the year ended December 31, 2009 compared to the same period of 2008 as the racetrack eliminated these days from its spring meet due to a reduced number of entries and a decline in purses earned from all wagering sources.

•

Fair Grounds experienced lower revenues despite conducting six additional live race days during the year ended December 31, 2009 compared to the same period of 2008. We believe continued general weakness in the U.S. economy hindered results.

•	Calder revenues decreased due to deterioration in the pari-mutuel business, consistent with the decline in overall industry wagering, as well as increasing regional competition.

•

Arlington Park revenues decreased due to a reduction in sponsorship, group and concession revenues of approximately $2.0 million and lower pari-mutuel revenues of approximately $4.0 million, which was partially offset by the impact of the receipt of $4.3 million in source market fee revenues from the NTRA during the year ended December 31, 2009.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased primarily as a result of the performance of TwinSpires.com, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007. During 2008, we were successful in expanding the racing content offered through TwinSpires.com, adding the racing content of New York Racing Association, Arlington Park, Monmouth and Meadowlands.

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

•	Corporate revenues decreased due to the discontinuation of certain simulcast wagering settlement services historically performed for third parties.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
Racing Operations	$35,019	$57,107	$47,578	$(22,088)	-39%	$9,529	20%
Online Business	13,949	6,306	(1,505)	7,643	F	7,811	F
Gaming	18,287	18,918	11,160	(631)	-3%	7,758	70%
Other Investments	2,098	1,647	504	451	27%	1,143	F
Corporate	(3,820)	(3,745)	(2,586)	(75)	-2%	(1,159)	-45%

Total EBITDA	$65,533	$80,233	$55,151	$(14,700)	-18%	$25,082	45%

Refer to Note 20 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our reported segments, including a reconciliation of EBITDA to net earnings from continuing operations.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA includes the recognition of $17.2 million of insurance recoveries during the year ended December 31, 2008 related to damages sustained at Fair Grounds from Hurricane Katrina. Racing Operations EBITDA declined further by $4.9 million driven by lower profitability of $3.2 million from Kentucky Derby week and weaker performance at Churchill Downs resulting from conducting twelve fewer live race days. In addition, EBITDA deteriorated at our other racetracks reflecting the decline in pari-mutuel activity across the entire industry. Partially offsetting these declines was the receipt of $2.1 million in source market fee income, net of purse expense, at Arlington Park and the receipt of $2.5 million in insurance recoveries at Calder.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of racing content as well as expansion into additional states during 2009. In addition, our investment in HRTV generated a $0.9 million equity loss during the year ended December 31, 2009 compared to a $2.4 million equity loss during the same period of 2008 due to increased distribution and lower distribution costs.

•

Gaming EBITDA experienced little change despite incurring $3.1 million of preopening expenses associated with the opening of Calder Casino. This decline was more than offset by an increase of $4.4 million, or 70%, in EBITDA attributable to the permanent slot facility at Fair Grounds. The permanent slot facility reported a full year of operations during the year ended December 31, 2009 and an increase to over 600 slot machines compared to approximately 250 slot machines included in the temporary facility during the year ended December 31, 2008. Finally, VSI EBITDA decreased by $2.0 million due primarily to increased regional competition and continuing general economic weakness.

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

•

Online Business EBITDA increased as a result of the performance of TwinSpires, which was created by the acquisition of ATAB and BRIS and the launch of TwinSpires.com during the second quarter of 2007. During 2008, we were successful in expanding the racing content offered through TwinSpires.com, adding the content of New York Racing Association, Arlington Park, Monmouth and Meadowlands.

•

Gaming EBITDA increased primarily due to the full year performance of the slot operations at Fair Grounds. The permanent slot facility opened in November 2008 and replaced the temporary slot facility, which opened during September 2007. The number of slot machines in operation increased from 250 to 606 during 2008.

•	Corporate EBITDA decreased primarily due to lost revenues associated with the discontinuation of certain simulcast wagering settlement services historically performed for third parties.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,		‘09 vs. ‘08 Change
	2009	2008	$	%
Total assets	$725,402	$637,667	$87,735	14%
Total liabilities	$318,380	$243,776	$74,604	31%
Total shareholders’ equity	$407,022	$393,891	$13,131	3%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in property and equipment, net and restricted cash of $82.8 million and $21.4 million, respectively. Additions to property and equipment primarily included additions related to the Calder Casino of $67.1 million and the acquisition of land at Arlington Park. In addition, restricted cash increased due to the receipt of $24.0 million held in escrow related to Illinois riverboat subsidies.

Partially offsetting these increases was a decrease in income taxes receivable of $16.9 million. The decrease in income taxes receivable reflect the current year tax expense in excess of payments and the recognition of proposed IRS audit adjustments.

•

Significant changes within total liabilities include an increase in long-term debt of $28.0 million due to borrowings under our bank revolver required for capital expenditures incurred at Calder Casino. In addition, a related party short-term note payable of $24.0 million was issued to finance the acquisition of land at Arlington Park and is expected to be repaid during the second quarter of 2010. Finally, deferred revenue increased $24.0 million due to the receipt of Illinois riverboat subsidies.

Partially offsetting these increases was a decrease in deferred income taxes of $7.8 million primarily due to adjustments to deferred income taxes associated with proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

Liquidity and Capital Resources

The following table is a summary of our cash flows (in thousands):

	Year Ended December 31,			‘09 vs. ‘08 Change		‘08 vs. ‘07 Change
	2009	2008	2007	$	%	$	%
Operating activities	$71,047	$78,234	$51,225	$(7,187)	-9%	$27,009	53%
Investing activities	$(91,178)	$(49,195)	$(136,473)	$(41,983)	-85%	$87,278	-64%
Financing activities	$21,116	$(31,726)	$72,521	$52,842	F	$(104,247)	U

•

The decrease in cash provided by operating activities during the year ended December 31, 2009 is primarily due to the recognition of insurance recoveries during the same period of 2008. Higher cash generated by the Online Business and Gaming operations partially offset this decrease. We anticipate that cash flows from operations, including those associated with our anticipated merger with Youbet, over the next twelve months will be adequate to fund our business operations and capital expenditures.

Cash flows from operating activities during 2008 increased compared to 2007 primarily due to the recognition of insurance recoveries related to damages sustained at Fair Grounds from Hurricane Katrina. In addition, the performance of the Online and Gaming operating segments contributed to higher cash generated from operating activities.

•

The increase in cash used in investing activities during the year ended December 31, 2009 is primarily attributable to higher capital expenditures associated with the opening of Calder Casino in addition to the acquisition of a Florida gaming license.

Cash flows used in investing activities decreased during the year ended December 31, 2008 compared to the same period of 2007 primarily due to a favorable comparison to 2007 related to the acquisition of ATAB and BRIS. Additions to property and equipment during 2008 primarily included spending related to the permanent slot facility and upgrades to our Online Business.

•

Cash flows from financing activities increased as we borrowed in excess of our repayments on our revolving loan facilities by $28.0 million during the year ended December 31, 2009, primarily to fund the expansion of our gaming operations. During the year ended December 31, 2008, we used borrowings on our revolving loan facility to partially repay amounts borrowed to acquire ATAB and BRIS.

Credit Facilities and Indebtedness

Second Amended and Restated Credit Agreement

On December 22, 2009, the Company entered into the Second Amendment, which supersedes and restates in its entirety the previous Amended and Restated Credit Agreement dated as of September 23, 2005, as amended

May 2, 2007. The guarantors under the Second Amendment continue to be a majority of our wholly-owned subsidiaries. The Second Amendment primarily serves to increase the maximum aggregate commitment under the credit facility from $120 million to $275 million. We incurred loan origination costs of $2.7 million in connection with the Second Amendment which have been capitalized and will be amortized as interest expense over the term of the Second Amendment. Remaining unamortized loan origination costs of $0.2 million related to the previous credit facility will also be amortized as interest expense over the term of the Second Amendment. The facility terminates on December 22, 2013. Subject to certain conditions, we may at any time increase the aggregate commitment up to an amount not to exceed $375 million. As of December 31, 2009, there was $197 million of borrowing capacity under our amended and restated credit facility.

Generally, borrowings made pursuant to the Second Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.0% to 3.5% depending on certain of the Company’s financial ratios. In addition, under the Second Amendment, we agreed to pay a commitment fee at rates that range from 0.3% to 0.5% of the available aggregate commitment, depending on our leverage ratio.

The Second Amendment contains customary financial and other covenant requirements, including specific interest coverage and leverage ratios, as well as minimum levels of net worth. Substantially all of the Company’s assets continue to be pledged as collateral under the Second Amendment. The covenants permit the Company to use proceeds of the credit extended under the Second Amendment for general corporate purposes and acquisition needs. We believe that cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our cash requirements for the next year.

We plan to make borrowings under our recently amended and restated revolving credit facility to finance the cash portion of the consideration to be paid in connection with the Youbet merger, which we estimate to be approximately $43.6 million based on the closing price of our common stock on February 12, 2010. Additionally, we plan to make borrowings of $24 million under our amended and restated revolving credit facility to pay down the note payable to DII to purchase land at Arlington Park.

Convertible Note Payable, Related Party

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”) to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded net gains on the long put option and short call option in the amount of $0.8 million during each of the years ended December 31, 2009, 2008 and 2007, respectively.

Contractual Obligations

Our commitments to make future payments also consist of obligations under operating lease agreements. Future payments related to the long-term debt, the convertible note payable, related party, real estate note payable, related party and operating lease agreements at December 31, 2009 are summarized as follows (in thousands):

	In 2010	2011-2012	2013-2014	After 2014	Total
Long-term debt	$—	$—	$71,132	$—	$71,132
Real estate note payable, related party	24,043	—	—	—	24,043
Convertible note payable, related party	—	—	16,669	—	16,669
Interest(1)	1,921	3,842	1,921	—	7,684
Guaranteed purses,
Calder Casino	4,216	9,625	5,000	—	18,841
Operating leases	5,655	5,594	725	497	12,471

Total	$35,835	$19,061	$95,447	$497	$150,840

(1)	Interest includes the estimated contractual payments under our revolving credit facility assuming no change in the borrowing rate as of December 31, 2009.

As of December 31, 2009, we had approximately $2.3 million of unrecognized tax benefits. Currently, we are unsure of the timing of a cash settlement with the applicable taxing authority for these unrecognized tax benefits. Additionally, as of December 31, 2009, we had approximately $4.4 million of liabilities related to an indemnity agreement with the purchaser of Hollywood Park Racetrack, which we sold during 2005, under which we agreed to indemnify the purchaser for any withdrawal liability incurred in connection with a complete or partial withdrawal from various noncontributory defined benefit multi-employer retirement plans. Currently, we are unsure of the timing of a cash payment to satisfy this indemnity or whether such a cash payment will be required to satisfy this indemnity.

Recently Issued Accounting Pronouncements

During 2009, we adopted a newly issued accounting standard for subsequent events which required an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. There was no impact on our consolidated financial position and results of operations for the year ended December 31, 2009 as a result of the adoption.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, we had $71.1 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of net earnings and comprehensive earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Louisville, Kentucky

March 2, 2010

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,643	$12,658
Restricted cash	35,125	13,738
Accounts receivable, net of allowance for doubtful accounts of $1,024 in 2009 and $1,187 in 2008	33,446	40,909
Deferred income taxes	6,408	5,900
Income taxes receivable	—	16,895
Other current assets	16,003	10,362

Total current assets	104,625	100,462

Property and equipment, net	458,222	375,418
Goodwill	115,349	115,349
Other intangible assets, net	34,329	32,939
Other assets	12,877	13,499

Total assets	$725,402	$637,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,772	$40,745
Purses payable	11,857	11,301
Accrued expenses	46,603	43,386
Dividends payable	6,777	6,767
Deferred revenue	30,972	28,178
Income taxes payable	1,997	—
Deferred riverboat subsidy	23,965	—
Note payable, related party	24,043	—

Total current liabilities	184,986	130,377

Long-term debt	71,132	43,140
Convertible note payable, related party	14,655	14,234
Other liabilities	19,137	18,223
Deferred revenue	16,720	18,296
Deferred income taxes	11,750	19,506

Total liabilities	318,380	243,776

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,684 shares and 13,689 shares issued at December 31, 2009 and 2008, respectively	145,423	142,327
Retained earnings	261,599	251,564

Total shareholders’ equity	407,022	393,891

Total liabilities and shareholders’ equity	$725,402	$637,667

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2009	2008	2007
Net revenues:
Net pari-mutuel wagering	$282,160	$279,617	$285,851
Net gaming	61,227	50,102	29,115
Other operating	96,314	100,847	95,769

	439,701	430,566	410,735
Operating expenses:
Purses	113,383	111,716	121,367
Other direct expenses	240,631	232,562	205,037
Selling, general and administrative expenses	50,954	50,709	51,479
Insurance recoveries, net of losses	—	(17,200)	(784)

Operating income	34,733	52,779	33,636
Other income (expense):
Interest income	896	612	946
Interest expense	(1,657)	(2,198)	(3,525)
Equity in loss of unconsolidated investments	(960)	(3,047)	(3,372)
Miscellaneous, net	1,504	1,654	1,659

	(217)	(2,979)	(4,292)

Earnings from continuing operations before provision for income taxes	34,516	49,800	29,344
Provision for income taxes	(16,835)	(20,652)	(12,306)

Net earnings from continuing operations	17,681	29,148	17,038
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(853)	(599)	55
Loss on sale of assets	—	—	(1,362)

Net earnings	$16,828	$28,549	$15,731

Net earnings (loss) per common share data:
Basic
Net earnings from continuing operations	$1.28	$2.10	$1.24
Discontinued operations	(0.06)	(0.04)	(0.09)

Net earnings	$1.22	$2.06	$1.15

Diluted
Net earnings from continuing operations	$1.27	$2.09	$1.23
Discontinued operations	(0.06)	(0.04)	(0.09)

Net earnings	$1.21	$2.05	$1.14

Weighted average shares outstanding:
Basic	13,582	13,541	13,458
Diluted	14,040	14,017	13,972

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

(in thousands, except per common share data)

	Common Stock		Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2006	13,420	128,937	221,142	350,079
Net earnings			15,731	15,731
Issuance of common stock for employee benefit plans	111	3,187		3,187
Windfall tax benefit from share-based compensation		615		615
Repurchase of common stock	(16)	(838)		(838)
Grant of restricted stock	166			—
Restricted stock forfeitures	(9)			—
Amortization of restricted stock		4,033		4,033
Cash dividends, $0.50 per share			(6,750)	(6,750)
Restricted dividends, $0.50 per share			(7)	(7)
Stock option plan expense		1,827		1,827
Adoption of FIN 48			(319)	(319)

Balance, December 31, 2007	13,672	137,761	229,797	367,558
Net earnings			28,549	28,549
Issuance of common stock for employee benefit plans	20	448		448
Windfall tax benefit from share-based compensation		23		23
Repurchase of common stock	(3)	(151)		(151)
Grant of restricted stock	1			—
Restricted stock forfeitures	(1)			—
Amortization of restricted stock		2,681		2,681
Cash dividends, $0.50 per share			(6,767)	(6,767)
Restricted dividends, $0.50 per share			(15)	(15)
Stock option plan expense		1,565		1,565

Balance, December 31, 2008	13,689	142,327	251,564	393,891
Net earnings			16,828	16,828
Issuance of common stock for employee benefit plans	4	488		488
Windfall tax benefit from share-based compensation		4		4
Repurchase of common stock	(7)	(235)		(235)
Restricted stock forfeitures	(2)			—
Amortization of restricted stock		1,946		1,946
Cash dividends, $0.50 per share			(6,777)	(6,777)
Restricted dividends, $0.50 per share			(16)	(16)
Stock option plan expense		893		893

Balance, December 31, 2009	13,684	$145,423	$261,599	$407,022

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$16,828	$28,549	$15,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,256	28,847	23,284
Gain on sale of business	—	—	297
Equity in loss of unconsolidated investments	960	3,047	3,372
Loss (gain) on sale of assets	120	(423)	(1,763)
Unrealized gain on derivative instruments	(817)	(817)	(817)
Share-based compensation	2,838	4,246	5,860
Deferred tax provision (benefit)	(168)	5,691	(818)
Other	612	611	937
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	(21,091)	1,074	3,738
Accounts receivable	1,721	10,970	(4,922)
Other current assets	(955)	(1,557)	(1,101)
Income taxes	18,892	(3,477)	(1,202)
Accounts payable	(4,361)	8,735	2,299
Purses payable	556	(1,515)	(2,825)
Accrued expenses	1,591	(1,898)	3,898
Deferred revenue	30,924	(4,151)	2,436
Other assets and liabilities	(6,859)	302	2,821

Net cash provided by operating activities	71,047	78,234	51,225

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(79,393)
Additions to property and equipment	(81,940)	(40,150)	(45,632)
Purchases of minority investments	(2,201)	(2,609)	(2,853)
Acquisition of gaming license	(3,250)	—	—
Contingency payment for acquisition of business	(3,500)	(3,500)	—
Proceeds from sale of business, net of cash sold	—	(2,000)	(8,897)
Proceeds on sale of property and equipment	8	991	2,972
Change in deposit wagering asset	(295)	(1,927)	(2,670)

Net cash used in investing activities	(91,178)	(49,195)	(136,473)

Cash flows from financing activities:
Borrowings on bank line of credit	313,452	290,301	335,737
Repayments of bank line of credit	(285,460)	(315,150)	(262,598)
Change in deposit wagering liability	691	913	(313)
Change in book overdraft	1,697	(1,360)	3,401
Payments of dividends	(6,767)	(6,750)	(6,670)
Windfall tax benefit from share-based compensation	4	23	615
Loan origination fees	(2,721)	—	—
Repurchase of common stock	(235)	(151)	(838)
Common stock issued	455	448	3,187

Net cash provided by (used in) financing activities	21,116	(31,726)	72,521

Net increase (decrease) in cash and cash equivalents	985	(2,687)	(12,727)
Cash and cash equivalents, beginning of year	12,658	15,345	28,072

Cash and cash equivalents, end of year	$13,643	$12,658	$15,345

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$478	$2,016	$2,323
Income taxes	$8,043	$18,762	$12,494
Schedule of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$5,126	—	$36
Note payable issued to acquire land	$24,043
Assignment of notes receivable	—	—	$4,000
Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	—	—	$4,163
Other current assets	—	—	$152
Other non-current assets	—	—	$5
Property and equipment, net	—	—	$848
Goodwill	—	$7,000	$53,562
Accounts payable	—	—	$4,144
Accrued expenses	—	—	$162
Deferred revenue	—	—	$31

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Churchill Downs Incorporated (the “Company”) is a multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. The Company conducts live racing meets at its racetracks in Kentucky, Florida, Illinois and Louisiana. All of the Company’s pari-mutuel operations are subject to regulation by the racing commissions of the respective states. Additionally, the Company offers gaming products through its slot operations in Florida and Louisiana and its video poker operations in Louisiana.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horse racing at Calder Race Course (“Calder”), Arlington Park Racecourse, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, Inc. (“VSI”), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Churchill Downs Entertainment Group, LLC (“CDE”), Churchill Downs Investment Company (“CDIC”), the owner of minority investments in HRTV, LLC (“HRTV”), TrackNet Media Group, LLC (“TrackNet”) and Churchill Downs Simulcast Productions, LLC (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2009, restricted cash included $24.0 million of funds in escrow related to riverboat subsidies in Illinois, as further described in Note 18.

Allowance for Doubtful Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectability. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

Intangible Assets

The Company determines the initial carrying value of its intangibles in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible. For definite-lived intangible assets, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from one to 17 years using the straight-line method.

Long-lived Assets/Impairments

In the event that facts and circumstances indicate that the carrying amount of tangible or definite-lived intangible long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the assets’ carrying amount to determine if an impairment loss should be recorded. The impairment loss is based on the excess, if any, of the carrying value over the fair value of the assets. Due to declines in business experienced within the Racing Operations operating segment attributable to disputes with horsemen as well as the impact of overall weakness in the U.S. economy, the Company determined that an impairment assessment of its tangible and definite-lived intangible long-lived assets was necessary during the fourth quarter of 2008. Based on the Company’s estimate of future, undiscounted cash flows as of December 31, 2008, no adjustment to the carrying values of tangible or definite-lived intangible long-lived assets was required. An impairment assessment of tangible and definite-lived intangible assets was not deemed necessary during the year ended December 31, 2009.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with current accounting standards. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination. Due to declines in business experienced within the Racing Operations operating segment attributable to disputes with horsemen as well as the impact of overall weakness in the U.S. economy, the Company determined that a triggering event occurred during the fourth quarter of 2008 requiring an interim impairment assessment of goodwill and indefinite-lived intangible assets. As a result, the Company completed an interim impairment test in 2008, which indicated no adjustment to the carrying values of goodwill or indefinite-lived intangible assets was required. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2009, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted a newly issued accounting standard for its financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. The new standard establishes a common definition for fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. On January 1, 2009, the Company adopted the same accounting standard for its nonfinancial assets and nonfinancial liabilities, and there was no material impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2009.

Internal Use Software

The Company capitalized internal use software of approximately $4.2 million, $2.2 million, and $4.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2009, 2008 and 2007, the amortization of capitalized costs totaled approximately $2.5 million, $1.8 million, and $0.4 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.

Loan Origination Costs

During the year ended December 31, 2009, the Company incurred $2.7 million in loan origination costs associated with the Company’s second amended and restated credit agreement. These costs, in addition to remaining unamortized loan origination costs of $0.2 million related to the previous facility, are being amortized using the straight-line method over the terms of the loan agreements.

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

Approximately 64% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages retained on live racing and import simulcasting at the Company’s various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.4%.

Customer Loyalty Programs

Our customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for slot machine gaming in Louisiana, offer incentives to customers who wager at our racetracks or play slot machines in Louisiana. Under the programs, customers are able to accumulate points over time that they may redeem for cash, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned. The value of the cost to provide points is recorded as the points are earned and is included as a reduction of net pari-mutuel and net gaming revenues in our Consolidated Statements of Net Earnings. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental marginal costs of the benefits, rates and the mix of goods and services for which points will be redeemed. The Company uses historical data to assist in the determination of estimated accruals. During the years ended December 31, 2009, 2008 and 2007, the cost of anticipated point redemptions was $7.2 million, $5.4 million and $2.7 million, respectively.

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Kentucky Oaks races in Kentucky and other advance billings on racing events. Revenues from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses (“PSLs”) and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races in Kentucky and have a contractual life of either one, three, five or thirty years. Revenue from PSLs is recognized when the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a pre-determined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.

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

Income Taxes

Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes, the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.

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

Insurance Recoveries

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one accounting period and the amounts to be recovered are collected in a subsequent accounting period, management uses estimates and judgment to determine the amounts that are probable of recovery. Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable. Insurance recoveries in excess of estimated losses are recognized when realizable.

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

Share-Based Compensation

The Company accounts for share-based employee compensation in accordance with an accounting standard that requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized as compensation expense over the service period based on their fair value on the date of grant. Compensation expense is recognized over the service period on a straight-line basis for the fair value of the awards that actually vest.

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

Subsequent Events

During the year ended December 31, 2009, the Company adopted a newly issued accounting standard for subsequent events which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption.

FASB Codification

In July, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification simplified the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. The Company adopted the standard during the third quarter of 2009, and it did not change GAAP or have an impact on the Company’s business, financial position or results of operations.

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

Reclassifications

Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, total operating expenses or cash flows.

NOTE 2—ACQUISITIONS AND NEW VENTURES

YouBet.com Merger

During November 2009, the Company announced that it had entered into a merger agreement with Youbet.com, Inc. (“Youbet”) under which it plans to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of the Company’s stock on February 12, 2010. Under the terms of the transactions, Youbet shareholders will receive a fixed ratio of 0.0598 shares of the Company plus $0.97 in cash for each share of Youbet common stock, subject to possible future adjustment to the exchange ratio to increase the cash consideration and correspondingly decrease the stock consideration in order to ensure that the transaction does not require the Company to issue more than 19.6% of its outstanding common stock prior to the transaction. The transaction is expected to qualify as tax-deferred under Section 368 of the Internal Revenue Code. After completion of the transaction, which is currently expected to occur during the first half of 2010, based on the closing price of the Company’s common stock on February 12, 2010, Youbet shareholders are expected to own approximately 16.4% of the outstanding common stock of the Company. However, we cannot predict the actual timing of the completion of the merger or whether the merger will actually be completed.

Acquisitions Closed During the Second Quarter of 2007

On June 11, 2007, the Company completed its acquisition of certain assets of AmericaTab (“ATAB”), Bloodstock Research Information Services, Inc. (“BRIS”) and the Thoroughbred Sports Network, Inc. (“TSN”) for an aggregate purchase price of $80 million, plus potential earn-out payments of up to $7 million based upon the financial performance of the operations of the ADW business during the five years ended June 30, 2012. During the first quarter of 2008, the Company determined that defined financial performance conditions would be achieved at some point prior to June 30, 2012 and, therefore, accrued the entire earn-out payment of $7.0 million as a current liability with a corresponding increase to goodwill. The Company paid $3.5 million of the earn-out payment during 2008 and the remaining $3.5 million during 2009. The transaction included the acquisition of the following ADW platforms: winticket.com, BrisBet.com and TsnBet.com. Through these transactions, the Company also acquired the operations of two industry-leading data services companies, BRIS and TSN, which produce handicapping and pedigree reports that are sold to racetracks, horse owners and breeders, horse players and racing-related publications. The primary reason for these acquisitions was to invest in assets with an expected yield on investment, as well as to enter one of the fastest growing segments of the pari-mutuel industry.

Pro Forma

The following table illustrates the effect on net revenues from continuing operations, net earnings from continuing operations, and net earnings from continuing operations per common share as if the Company had consummated the acquisitions of ATAB and BRIS as of January 1, 2007. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of ATAB and BRIS been consummated on January 1, 2007.

Year Ended December 31, 2007
Net revenues from continuing operations	$439,669
Net earnings from continuing operations	$19,217
Net earnings from continuing operations, per common share:
Basic	$1.40
Diluted	$1.38
Shares used in computing earnings from continuing operations per common share:
Basic	13,458
Diluted	13,972

New Ventures

On May 2, 2007, the Company launched an ADW business called TwinSpires, which offers racing fans the opportunity to wager on racing content owned by the Company and other content providers through pre-established accounts. On November 26, 2007, the Company merged the ATAB ADW business with TwinSpires, thereby establishing a single brand.

The Company also entered into a definitive agreement on March 4, 2007 with Magna Entertainment Corporation (“MEC”) to form a venture, TrackNet, through which racing content of the Company and MEC is made available to third parties, including racetracks, OTBs, casinos and ADW providers. TrackNet, in which the Company has a 50% interest, also acts as agent on behalf of the Company and MEC to purchase racing content that can be made available at the outlets of the Company and MEC for wagering purposes. On March 4, 2007, the Company also acquired a 50% interest in a venture, HRTV, that owns and operates a horse racing television channel, previously wholly-owned by MEC. The Company’s audio visual signal of its races is distributed by HRTV through certain cable or satellite providers to customers’ homes. Finally, on March 4, 2007, the Company and MEC entered into a reciprocal content swap agreement to exchange racing content between each other. As a result of this agreement, the content of the Company and MEC is available for wagering through the racetracks, OTBs and ADW providers owned by each of the Company and MEC. As of December 31, 2009, the Company has made cash investments of $1.7 million and $5.5 million in TrackNet and HRTV, respectively.

NOTE 3—CALDER RACE COURSE PURSE AGREEMENTS

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

The Slots Agreement became effective on the day the slot machine facility at Calder opened to the general public for slot machine wagering (the date of “First Coin Drop”) and expires on the tenth anniversary of the first December 31st after the date of First Coin Drop, subject to automatic five-year renewal periods. Under the Slots Agreement, Calder will contribute certain sums of slot machine revenue to supplement thoroughbred racing purses at Calder. During the first four years of the Slots Agreement, the Company will supplement purses for thoroughbred horse races conducted at Calder at a minimum of $18.8 million. Thereafter, Calder will supplement purses by 6.75% of slot machine revenue annually for the remainder of the initial term of the Slots Agreement.

Calder and the Florida Thoroughbred Breeders and Owners Association (“FTBOA”) reached agreement (the “Breeders Agreement”) for the sharing of slots revenue during 2008. Under the Breeders Agreement, Calder will supplement the payment of thoroughbred breeders stallion and special racing awards in an amount equal to 0.75% of slot machine revenue annually. The Breeders Agreement became effective on the date of the First Coin Drop and will expire on the tenth anniversary of the first December 31st after the First Coin Drop subject to five-year renewal periods at the election of the FTBOA.

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

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million eighteen months following the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2009, the Company has determined that collectability of amounts due is not reasonably assured and therefore has not recognized the amounts due under the agreement as of that date. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

Settlement with EP Acquisition, LLC

The Company reached an agreement with EP Acquisition, LLC to settle certain disputes arising out of the sale of Ellis Park pursuant to the Stock Purchase Agreement, which resulted in a payment of $2.0 million to EP Acquisition, LLC during 2008 representing a reduction to the original sales proceeds. This reduction was included in discontinued operations for the year ended December 31, 2007 as a loss on the sale of the assets of Ellis Park.

Financial Information

The sold and held for sale businesses have been accounted for as discontinued operations. Accordingly, the results of operations of the sold and held for sale businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of operations of sold and held for sale businesses for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Net revenues	—	—	$7,789
Operating expenses	—	—	6,860
Selling, general and administrative expenses	—	—	612

Operating income	—	—	317
Other income (expense):
Interest income	—	—	62
Interest expense	—	—	(157)
Miscellaneous, net	$365	$(56)	815

Other income (expense)	365	(56)	720

Earnings (loss) before provision for income taxes	365	(56)	1,037
Provision for income taxes	(1,218)	(543)	(982)

(Loss) earnings from operations	(853)	(599)	55
(Loss) gain on sale of assets, net of income taxes	—	—	(1,362)

Net loss	$(853)	$(599)	$(1,307)

NOTE 5—NATURAL DISASTERS

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of Fair Grounds and VSI suffered damages from Hurricane Katrina. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a $0.5 million deductible related to any recoveries for damages. As of December 31, 2009, the Company has received a total of $41.5 million in insurance recoveries. During the year ended December 31, 2008, the Company received a payment of $17.2 million, which represented the final payment of all outstanding property and business interruption claims related to the damage.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following (in thousands):

	2009	2008
Simulcast receivables	$14,134	$14,179
Trade receivables	9,931	14,268
PSL and hospitality receivables	7,871	9,830
Other receivables	2,534	3,819

	34,470	42,096
Allowance for doubtful accounts	(1,024)	(1,187)

	$33,446	$40,909

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	2009	2008
Land	$103,855	$76,107
Grandstands and buildings	303,334	299,803
Equipment	62,804	58,654
Furniture and fixtures	50,993	53,433
Tracks and other improvements	59,815	55,894
Construction in progress	69,269	3,402

	650,070	547,293
Accumulated depreciation	(191,848)	(171,875)

	$458,222	$375,418

Depreciation expense was approximately $28.2 million, $26.4 million and $21.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified in operating expenses.

NOTE 8—GOODWILL

Goodwill of the Company at December 31, 2009 and 2008 is comprised of the following (in thousands):

	2009	2008
Racing Operations	$50,401	$50,401
Gaming	3,127	3,127
Other Investments	1,258	1,258
On-line Business	60,563	60,563

	$115,349	$115,349

NOTE 9—OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are comprised of the following (in thousands):

	2009	2008
Louisiana slots gaming rights	$11,210	$11,210
Trademarks	3,317	3,317
Illinois Horse Racing Equity Fund	3,307	3,307
Other	217	—

Total indefinite-lived	18,051	17,834
Favorable contracts	11,000	11,000
Customer relationships	7,000	7,000
Florida slots gaming license	3,250	—
Other	494	494

Total definite-lived	21,744	18,494
Accumulated amortization	(5,466)	(3,389)

	$34,329	$32,939

Amortization expense for definite-lived intangible assets was approximately $2.1 million, $2.5 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified in operating expenses. During the year ended December 31, 2009, the Company submitted payments of $3.3 million for the annual license fees for Calder Casino. The fees will be amortized to expense from the date of the opening of the slot facility until June 30, 2010. During the year ended December 31, 2008, the Company eliminated $3.6 million of fully amortized other intangible assets.

Indefinite-lived intangible assets consist primarily of a future right to participate in the Horse Racing Equity Fund, the Louisiana slot gaming asset and trademarks.

Future estimated amortization expense does not include additional payments of $1.6 million in 2010 and $3.3 million in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or funded. Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2010	$5,327
2011	$2,077
2012	$1,260
2013	$677
2014	$677

NOTE 10—INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007
Current provision:
Federal	$13,568	$12,354	$9,897
State and local	3,435	2,607	1,634

	17,003	14,961	11,531
Deferred:
Federal	(171)	4,796	1,439
State and local	3	895	(664)

	(168)	5,691	775

	$16,835	$20,652	$12,306

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2009	2008	2007
Federal statutory tax on earnings before income taxes	$12,081	$17,430	$10,271
State income taxes, net of federal income tax benefit	2,406	2,620	1,287
Non-deductible lobbying and contributions	349	294	1,327
Tax credits	58	(842)	(156)
Deferred tax adjustments	—	677	—
Proposed IRS audit adjustment	1,725	—	—
Other permanent differences	216	473	(423)

	$16,835	$20,652	$12,306

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

During 2005 and 2006, the Company received approximately $22.9 million of proceeds related to the sale of PSLs sold in connection with the renovation of Churchill Downs. The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, the Company deferred the income for the PSLs over the respective terms of the licenses.

During the twelve months ended December 31, 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period the proceeds are received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of income taxes due for each of the tax years 2005 and 2006. The Company intends to defend its position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. However, it is uncertain at this time whether the fast track mediation process will be made available to the Company by the IRS. If the Proposed Audit Adjustment is upheld, the Company estimates it could have a potential total negative cash impact of up to $7.9 million plus accrued interest through December 31, 2009 of approximately $2.3 million, which represents amounts due at both state and federal levels.

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

If the Company is unable to resolve this matter through the fast track mediation process, a decision would be made at that time as to which of the above options would be pursued. In any case, the Company continues to believe that its position is well supported and will vigorously contest the Proposed Audit Adjustment. However, based on current circumstances, during the year ended December 31, 2009, the Company recorded a deferred tax asset and income taxes payable of $7.9 million. In addition, the Company recognized $2.3 million of income tax expense associated with accrued interest on the Proposed Audit Adjustment.

Additionally, the IRS proposed an adjustment to reduce the amount of a capital loss carryback claim related to the sale of Ellis Park during 2006. The Company has agreed to this adjustment. As a result, approximately $1.1 million of income tax expense related to the adjustment was recognized during the year ended December 31, 2009 and is included in discontinued operations. As of December 31, 2009, total outstanding capital loss carryback claims to be received by the Company totaled $8.2 million.

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Property and equipment in excess of tax basis	$21,817	$22,603
Other	5,119	3,412

Deferred tax liabilities	26,936	26,015
Deferred tax assets:
Deferred compensation plans	7,287	6,266
Deferred income	7,117	—
Allowance for uncollectible receivables	325	388
Deferred liabilities	4,943	4,546
Net operating losses	1,310	966
Other	612	243

Deferred tax assets	21,594	12,409

Net deferred tax liability	$5,342	$13,606

Income taxes are classified in the balance sheet as follows:
Net non-current deferred tax liability	$11,750	$19,506
Net current deferred tax asset	(6,408)	(5,900)

	$5,342	$13,606

At December 31, 2009, the Company had net operating loss carryforwards for state tax purposes of approximately $30.3 million, which expire in various amounts from 2026 through 2029.

The Company adopted the provisions of an accounting standard which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this standard, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The standard also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of January 1, 2008	$1,638
Additions for tax positions related to the current year	590
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	(40)

Balance as of December 31, 2008	2,583
Additions for tax positions related to the current year	572
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(188)

Balance as of December 31, 2009	$2,967

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Earnings and Comprehensive Earnings.

NOTE 11—SHAREHOLDERS’ EQUITY

On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right to purchase a fraction of a share of A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms (a “Qualifying Offer”)), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a Right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the Right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding common stock, the Board may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match, at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2009, 2008 and 2007 was approximately $0.9 million, $1.0 million and $1.0 million, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2009, 2008 and 2007 was approximately $0.5 million. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

NOTE 13—LONG-TERM DEBT

The following table presents our long-term debt outstanding at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Long-term debt, due after one year:
$275 million revolving credit facility	$68,000	—
$120 million revolving credit facility	—	$42,000
Swing line of credit	3,132	1,140
Convertible note payable, related party	16,669	16,669
Discount on convertible note payable, related party	(2,014)	(2,435)

Total long-term debt	$85,787	$57,374

On December 22, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amendment”), which supersedes and restates in its entirety the previous Amended and Restated Agreement dated as of September 23, 2005, as amended May 2, 2007. The guarantors under the Second Amendment continue to be a majority of the Company’s wholly-owned subsidiaries. The Second Amendment primarily serves to increase the maximum aggregate commitment under the credit facility from $120 million to $275 million. The Company incurred loan origination costs of $2.7 million in connection with the Second Amendment, which have been capitalized and will be amortized as interest expense over the term of the Second Amendment. Remaining unamortized loan origination costs of $0.2 million related to the previous credit facility will also be amortized as interest expense over the term of the Second Amendment. The facility terminates on December 22, 2013. Subject to certain conditions, the Company may at any time increase the aggregate commitment up to an amount not to exceed $375 million.

Generally, borrowings made pursuant to the Second Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.0% to 3.5% depending on certain of the Company’s financial ratios. In addition, under the Second Amendment, the Company agreed to pay a commitment fee at rates that range from 0.3% to 0.5% of the available aggregate commitment, depending on the Company’s leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2009 and 2008 was 2.70% and 1.49%, respectively.

The Second Amendment contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the Second Amendment for general corporate purposes and acquisition needs. The Second Amendment also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ending December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. Substantially all of the Company’s assets continue to be pledged as collateral under the Second Amendment.

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

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded gains related to the long put option and the short call option in the amount of $0.8 million during each of the years ended December 31, 2009, 2008 and 2007.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2010	—
2011	—
2012	—
2013	$71,132
Thereafter	16,669

Total	$87,801

NOTE 14—OPERATING LEASES

The Company has two operating lease agreements for Arlington Park OTBs, one of which expires in 2011 and the other which expires in 2011 with an option to purchase. The Company has nine operating lease agreements for Fair Grounds OTBs, which expire in various years from 2010 through 2019.

The Company also leases certain totalizator and audio/visual equipment that are partially contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalizator, audio/visual equipment, land and facilities, was approximately $5.7 million, $5.3 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $13.4 million, $12.5 million and $9.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum operating lease payments are as follows, not including the contingent portion of totalizator and audio visual equipment (in thousands):

Year Ended December 31,
2010	$5,655
2011	3,501
2012	2,093
2013	589
2014	136
Thereafter	497

Total	$12,471

NOTE 15—LONG-TERM INCENTIVE PLAN

During the year ended December 31, 2008, the Board of Directors approved the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) as well as the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). The objective of the Company LTIP and the TwinSpires LTIP is to support the entrepreneurial mindset desired by management by providing an opportunity to earn significant equity in the Company for achieving significant performance targets.

During the year ended December 31, 2009, the Board of Directors terminated the TwinSpires LTIP. In accordance with this termination, the participants of the TwinSpires LTIP were granted participation in the Company LTIP upon execution of a waiver and award agreement by each such TwinSpires LTIP participant that included a waiver of any rights or benefits due such participant under the TwinSpires LTIP. All TwinSpires LTIP participants executed such waiver and award agreements. These participants have the opportunity to earn performance share awards under the Company LTIP substantially equal to the total value of such awards as defined under the TwinSpires LTIP.

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

During the first quarter subsequent to each plan year during the term of the Company LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. During the year ended December 31, 2009, the performance targets of the Company LTIP were achieved for the 2008 plan year and, as a result, the Company recognized $1.4 million of compensation expense. During the year ended December 31, 2009, the performance targets of the Company LTIP were not achieved for the 2009 plan year and, as a result, no related compensation expense was recognized. During the year ended December 31, 2008, the performance targets were not achieved, and no compensation expense was recognized.

NOTE 16—SHARE-BASED COMPENSATION PLANS

As of December 31, 2009, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards and stock options associated with an employee stock purchase plan, was $2.8 million, $4.2 million and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Activity for stock options granted by the Company during the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2006	176	$30.60
Granted	152	$38.26
Exercises	(100)	$28.14
Cancelled/forfeited	—	$—

Balance, December 31, 2007	228	$36.81
Granted	1	$49.01
Exercises	(3)	$33.89
Cancelled/forfeited	(8)	$38.62

Balance, December 31, 2008	218	$36.85
Granted	—	$—
Exercises	(1)	$22.63
Cancelled/forfeited	(8)	$42.54

Balance, December 31, 2009	209	$36.39

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

During the year ended December 31, 2009, no stock options were granted. The weighted average fair value of stock options granted during 2008 and 2007 was $14.40 per share and $22.39 per share, respectively. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009 (in thousands, except per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2009	202	3.4	$35.94	$1.41	$285

Options outstanding and unvested at December 31, 2009	7	7.8	$50.41	$(13.06)	$(91)

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2009 of $37.35 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $11 thousand, $0.1 million and $1.9 million, respectively. Cash received from stock option exercises totaled $38 thousand, $0.1 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2008, there were 175 thousand options exercisable with a weighted average exercise price of $35.77.

A summary of the status of the Company’s nonvested stock options as of December 31, 2009, and changes during the year ended December 31, 2009 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	43	$25.69
Granted	—	$—
Vested	(34)	$25.77
Cancelled/Forfeited	(2)	$25.01

Nonvested at end of year	7	$26.26

As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the year ended December 31, 2009 was $1.0 million.

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

For grants made prior to January 1, 2006, the fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years. For nonvested restricted shares granted prior to January 1, 2006, the unrecognized compensation expense was recognized immediately in current earnings using the nominal vesting approach upon retirement at or after age 60 of a participant. The Company recorded approximately $1.9 million, $2.7 million and $4.0 million of restricted share compensation expense, included in net earnings from continuing operations, during the years ended December 31, 2009, 2008 and 2007, respectively. Existing accounting literature, as described above, requires the use of the non-substantive vesting period approach for new grants. That is, compensation expense must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. If the Company had used the non-substantive vesting approach for awards existing prior to January 1, 2006, compensation expense included in net earnings from continuing operations during the years ended December 31, 2009, 2008 and 2007 would have been $1.9 million, $2.6 million and $3.7 million, respectively.

Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	143	$38.10
Granted	166	$50.51
Vested	(67)	$47.08
Cancelled/forfeited	(9)	$39.22

Balance, December 31, 2007	233	$44.32
Granted	1	$47.67
Vested	(22)	$47.16
Cancelled/forfeited	(2)	$42.32

Balance, December 31, 2008	210	$44.08
Granted	—	$—
Vested	(22)	$48.49
Cancelled/forfeited	(2)	$48.69

Balance, December 31, 2009	186	$43.52

As of December 31, 2009, there was $3.1 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 3.7 years.

As of December 31, 2009, employees of the Company held 67,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares). In June 2007, 90,000 restricted performance-based shares were granted. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $49.80 per share for a total value of $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 4.6 years from the grant date. Assumptions used in this valuation included an annual votality factor of 16.8% and an annual dividend yield of 1.1%.

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

Under the Employee Stock Purchase Plan, the Company sold approximately fourteen thousand shares of common stock to employees pursuant to options granted on August 1, 2008 and exercised on July 31, 2009. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2009 can only be estimated because the 2009 plan year is not yet complete. The Company’s estimate of options granted in 2009 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2008 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2009. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adheres to a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $0.2 million of the Company’s cash equivalents and restricted cash as of December 31, 2009, which is held in interest bearing accounts, qualifies for Level 1 in the fair value hierarchy described above. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Youbet Merger

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits, which we refer to collectively as the Los Angeles litigation, are putative class actions brought on behalf of Youbet’s stockholders. Plaintiffs in the Los Angeles litigation have since moved to consolidate the Los Angeles litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles litigation all allege that Youbet’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the proposed merger transaction. In that regard, the various complaints include, among other things, allegations that the proposed transaction is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet shareholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the proposed merger, is to “lock up” the proposed merger transaction, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the proposed merger, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information has not been provided in connection with the proposed transaction and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the proposed merger transaction, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC. The initial Balch complaint contained allegations similar to those made in the Los Angeles litigation, including a claim that the Company aided and abetted alleged breaches of fiduciary duty by Youbet’s directors. On January 8, 2010, an amended complaint was filed in Balch, adding a claim against Youbet’s directors for an alleged breach of the fiduciary duty of disclosure, and adding allegations that the draft Registration Statement filed by the Company with the Securities and Exchange Commission in connection with the proposed merger transaction omits material information and is materially misleading in various respects. Among the relief sought by the Balch amended complaint is an enjoining of the proposed merger transaction, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

The plaintiffs in the Los Angeles litigation have filed a motion for expedited discovery. The Youbet defendants have filed for a stay of the Los Angeles litigation while the Delaware litigation proceeds. Both motions bill be heard on March 1, 2010.

Receipt of Illinois Riverboat Subsidy

During December 2009, the Company received a payment of $24.0 million from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds are to be distributed with 60% of the total to be used for horsemen’s purses and the remaining 40% of the total to be distributed to Illinois racetracks. The monies received have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies are being deferred as of December 31, 2009, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

KHBPA Settlement

On October 22, 2009, the Company entered into a settlement agreement with the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (the “KHBPA”) related to a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC (the “THG Lawsuit”). The Company agreed to dismiss its claims in the THG Lawsuit against the KHBPA, with prejudice, and also agreed to provide a $1.5 million supplement to the purse account of Churchill Downs to be paid evenly over the next three years. The Company is authorized to distribute a greater share of the supplement early in the three year period should purses at Churchill Downs fall below anticipated levels. The KHBPA agreed to dismiss its counterclaims against the Company, with prejudice. The Company recorded $1.5 million of purse expense during the year ended December 31, 2009 as a result of the settlement with the KHBPA.

Insurance Recovery

During 2008, the Company discovered that an employee at Calder, during the period from 2001 through 2008, had committed theft by falsifying invoices for supplies that were not delivered and filed an employee theft claim with its insurance carrier for $2.7 million. During the year ended December 31, 2009, the Company reached a settlement with its insurance carrier and received payment of $2.5 million, which represents the full payment of claims related to the losses, net of a $0.2 million deductible. The Company recorded this recovery as a reduction to operating expenses during the year ended December 31, 2009.

The Company is a party to various other legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 19—EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	2009	2008	2007
Numerator for basic earnings from continuing operations per common share:
Net earnings from continuing operations	$17,681	$29,148	$17,038
Net earnings from continuing operations allocated to participating securities	(352)	(724)	(335)

Numerator for basic earnings from continuing operations per common share	$17,329	$28,424	$16,703

Numerator for basic earnings per common share:
Net earnings	$16,828	$28,549	$15,731
Net earnings allocated to participating securities	(324)	(762)	(292)

Numerator for basic earnings per common share	$16,504	$27,787	$15,439

Numerator for diluted earnings from continuing operations per common share:
Net earnings from continuing operations	$17,681	$29,148	$17,038
Interest expense on participating securities	136	138	131

Numerator for diluted earnings from continuing operations per common share	$17,817	$29,286	$17,169

Numerator for diluted earnings per common share:
Net earnings	$16,828	$28,549	$15,731
Interest expense on participating securities	136	138	128

Numerator for diluted earnings per common share	$16,964	$28,687	$15,859

Denominator for earnings (loss) per common share:
Basic	13,582	13,541	13,458
Plus dilutive effect of stock options and restricted stock	5	23	61
Plus dilutive effect of convertible note	453	453	453

Diluted	14,040	14,017	13,972

Earnings (loss) per common share:
Basic
Net earnings from continuing operations	$1.28	$2.10	$1.24
Discontinued operations	(0.06)	(0.04)	(0.09)

Net earnings	$1.22	$2.06	$1.15

Diluted
Net earnings from continuing operations	$1.27	$2.09	$1.23
Discontinued operations	(0.06)	(0.04)	(0.09)

Net earnings	$1.21	$2.05	$1.14

Options to purchase approximately 120 thousand shares, 66 thousand shares and two thousand shares for each of the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 20—SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park Race Course (“Arlington Park”) and its ten OTBs and Fair Grounds Race Course (“Fair Grounds”) and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our ADW business, and Bloodstock Research Information Services as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots and Calder Casino; and (4) Other Investments, which includes CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

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

EBITDA of the corporate segment includes approximately $0.2 million of management fees for the year ended December 31, 2007 related to Hoosier Park, which is included in discontinued operations.

The table below presents information about reported segments for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues from external customers:
Churchill Downs	$110,045	$118,033	$117,011
Arlington Park	82,148	83,928	87,827
Calder	66,347	69,698	92,604
Fair Grounds	45,902	52,277	57,664

Total Racing Operations	304,442	323,936	355,106
Online Business	70,891	53,959	22,274
Gaming	62,296	50,648	29,198
Other Investments	1,516	1,464	1,780
Corporate	556	559	2,329

Net revenues from continuing operations	439,701	430,566	410,687
Discontinued operations	—	—	7,837

Net revenues	$439,701	$430,566	$418,524

Intercompany net revenues:
Churchill Downs	$3,137	$1,985	$2,912
Arlington Park	1,961	1,840	939
Calder	1,148	988	1,108
Fair Grounds	869	1,242	710

Total Racing Operations	7,115	6,055	5,669
Online Business	589	—	—
Other Investments	1,961	1,951	1,626
Eliminations	(9,665)	(8,006)	(7,247)

Net revenues from continuing operations	—	—	48
Discontinued operations	—	—	(48)

	$—	$—	$—

Segment EBITDA and net earnings:
Racing Operations	$35,019	$57,107	$47,578
Online Business	13,949	6,306	(1,505)
Gaming	18,287	18,918	11,160
Other Investments	2,098	1,647	504
Corporate	(3,820)	(3,745)	(2,586)

Total EBITDA	65,533	80,233	55,151
Eliminations	—	—	56
Depreciation and amortization	(30,256)	(28,847)	(23,284)
Interest income (expense), net	(761)	(1,586)	(2,579)
Provision for income taxes	(16,835)	(20,652)	(12,306)

Net earnings from continuing operations	17,681	29,148	17,038
Discontinued operations, net of income taxes	(853)	(599)	(1,307)

Net earnings	$16,828	$28,549	$15,731

The table below presents total asset information about reported segments as of December 31, 2009, 2008 and 2007 (in thousands):

	As of December 31,
	2009	2008
Total assets:
Racing Operations	$645,933	$623,849
Online Business	88,664	91,695
Gaming	107,128	64,795
Other Investments	178,707	170,148

	$1,020,432	$950,487
Eliminations	(295,030)	(312,820)

	$725,402	$637,667

	Year Ended December 31,
	2009	2008	2007
Capital expenditures, net:
Racing Operations	$13,432	$14,251	$33,456
On-line Business	2,394	3,642	1,254
Gaming	63,455	21,552	9,195
Other Investments	2,659	705	1,500
Discontinued operations	—	—	227

	$81,940	$40,150	$45,632

Capital expenditures, net for the year ended December 31, 2009 do not include the non-cash note payable of $24.0 million for the acquisition of land from Duchossois Industries, Inc. (“DII”), a related party, which was primarily financed through the issuance of a short-term note payable. See Note 21 for further discussion of the transaction.

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

During November 2009, the Company entered into an agreement with DII for the purchase of approximately sixty-seven acres of real estate adjacent to Arlington Park for use in backside operations. DII beneficially owns more than 5% of the Company’s common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and the issuance of an unsecured promissory note of $24.0 million, payable to DII, which will mature on May 15, 2010 and does not bear interest. The agreement was executed pursuant to Arlington Park’s exercise of a purchase option granted under the original lease of the land from DII. Total rent expense on the lease was approximately $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

See Note 13 for a discussion of a transaction with a shareholder.

Supplementary Financial Information—Results of Continuing Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2009 and 2008 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$73,737	$180,037	$100,896	$85,031
Net (loss) earnings from continuing operations	$(5,067)	$30,856	$(1,216)	$(6,892)
Discontinued operations	$241	$5	$(1,109)	$10
Net (loss) earnings	$(4,826)	$30,861	$(2,325)	$(6,882)
Net (loss) earnings per common share:
Basic:
Net (loss) earnings from continuing operations	$(0.37)	$2.20	$(0.09)	$(0.51)
Discontinued operations	0.01	—	(0.08)	—

Net (loss) earnings	$(0.36)	$2.20	$(0.17)	$(0.51)

Diluted:
Net (loss) earnings from continuing operations	$(0.37)	$2.20	$(0.09)	$(0.51)
Discontinued operations	0.01	—	(0.08)	—

Net (loss) earnings	$(0.36)	$2.20	$(0.17)	$(0.51)

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$65,721	$179,297	$99,603	$85,945
Net earnings (loss) from continuing operations	$835	$29,431	$2,348	$(3,466)
Discontinued operations	$(93)	$(19)	$120	$(607)
Net earnings (loss)	$742	$29,412	$2,468	$(4,073)
Net earnings (loss) per common share:
Basic:
Net earnings (loss) from continuing operations	$0.06	$2.11	$0.17	$(0.26)
Discontinued operations	(0.01)	—	0.01	(0.04)

Net earnings (loss)	$0.05	$2.11	$0.18	$(0.30)

Diluted:
Net earnings (loss) from continuing operations	$0.06	$2.10	$0.17	$(0.26)
Discontinued operations	(0.01)	—	0.01	(0.04)

Net earnings (loss)	$0.05	$2.10	$0.18	$(0.30)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which appears under Item 8.

(c) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2009. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors—Director Compensation for the year ended December 31, 2009,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements	59
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2009, 2008 and 2007 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets	60
		Consolidated Statements of Net Earnings and Comprehensive Earnings	61
		Consolidated Statements of Shareholders’ Equity	62
		Consolidated Statements of Cash Flows	63
		Notes to Consolidated Financial Statements	65

	(2)	Schedule II—Valuation and Qualifying Accounts	99
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	100

(b)		Exhibits	100
		See exhibit index.

(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/ Robert L. Evans	/s/ William E. Mudd
Carl F. Pollard March 2, 2010 (Chairman of the Board)	Robert L. Evans President and Chief Executive Officer March 2, 2010 (Director and Principal Executive Officer)	William E. Mudd, Executive Vice President and Chief Financial Officer March 2, 2010 (Principal Financial and Accounting Officer)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr. March 2, 2010 (Director)	Craig J. Duchossois March 2, 2010 (Director)	Richard L. Duchossois March 2, 2010 (Director)

/s/ Robert L. Fealy	/s/ J. David Grissom	/s/ Daniel P. Harrington
Robert L. Fealy March 2, 2010 (Director)	J. David Grissom March 2, 2010 (Director)	Daniel P. Harrington March 2, 2010 (Director)

/s/ G. Watts Humphrey, Jr.	/s/ James F. McDonald	/s/ Susan E. Packard
G. Watts Humphrey, Jr. March 2, 2010 (Director)	James F. McDonald March 2, 2010 (Director)	Susan E. Packard March 2, 2010 (Director)

/s/ R. Alex Rankin	/s/ Darrell R. Wells
R. Alex Rankin March 2, 2010 (Director)	Darrell R. Wells March 2, 2010 (Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Year ended December 31, 2009
Allowance for doubtful accounts receivable	$1,187	$—	$1,214	$(1,377)	$1,024

Year ended December 31, 2008
Allowance for doubtful accounts receivable	$1,358	$—	$785	$(956)	$1,187

Year ended December 31, 2007
Allowance for doubtful accounts receivable	$757	$191	$1,074	$(664)	$1,358

EXHIBIT INDEX

Numbers		Description	By Reference To
2	(a)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”	Exhibit 2.1 to Current Report on Form 8-K filed June 12, 2007

	(b)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”	Exhibit 2.2 to Current Report on Form 8-K filed June 12, 2007

	(c)	Agreement and Plan of Merger, dated as of November 11, 2009, among Churchill Downs Incorporated, Youbet.com, Inc., Tomahawk Merger Corp. and Tomahawk Merger LLC	Exhibit 2.1 to Current Report on Form 8-K filed November 13, 2009

3	(a)	Amendment to Articles of Incorporation of Churchill Downs Incorporated	Exhibit 3.1 to Current Report on Form 8-K filed March 19, 2008

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended September 24, 2009	Exhibit 3.1 to Current Report on Form 8-K filed September 24, 2009

4	(a)	Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantor party thereto, the Lender party thereto and JP Morgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent and National City Bank of Kentucky as Documentation Agent, dated September 23, 2005	Exhibit 10.1 to Current Report on Form 8-K/A filed September 15, 2009

	(b)	Amendment No. 1 to the Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and National City Bank, as Documentation Agent, dated as of May 2, 2007	Exhibit 10.1 to Current Report on Form 8-K/A filed July 21, 2009

	(c)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

	(d)	Second Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, as Documentation Agents, dated December 22, 2009	Exhibit 10.1 to Current Report on Form 8-K filed December 29, 2009

10	(a)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated September 10, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Current Report on Form 10-K for the year ended December 31, 1998

	(c)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(d)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

	(e)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(f)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 1995

	(g)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(h)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(i)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K filed April 21, 1998

	(j)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1995

	(k)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(l)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003*	Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2003

(m)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Current Report on Form 8-K filed October 20, 2004

(n)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

(o)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(p)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(q)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

(r)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

(s)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(t)	Employment Agreement, effective as of July 5, 2005, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.2 to Current Report on Form 8-K filed June 21, 2005

(u)	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Current Report on Form 8-K/A filed July 12, 2005

(v)	Letter Agreement dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Current Report on Form 8-K filed September 29, 2005

(w)	Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005	Exhibit 10.5 to Current Report on Form 8-K filed September 29, 2005

(x)	Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company	Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(y)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Quarterly Report on Form 10-Q/A filed March 9, 2006

(z)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(aa)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2006

(bb)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(cc)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(c) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(dd)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ee)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(e) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ff)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(f) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(gg)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

(hh)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Current Report on Form 8-K filed March 7, 2007

(ii)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(jj)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(kk)	Employment Agreement dated as of September 27, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K/A filed November 6, 2007

(ll)	Employee Relocation Expense Agreement dated as of October 1, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K/A filed November 6, 2007

(mm)	Settlement Agreement and Release dated as of March 10, 2008 by and among Churchill Downs Incorporated, American Alternative Insurance Corporation, Commonwealth Insurance Company and Westchester Surplus Lines Insurance Company	Exhibit 10 (vv) to Annual Report on Form 10-K for the year ended December 31, 2007

(nn)	Transition and Separation Agreement dated as of April 7, 2008 between Churchill Downs Incorporated and C. Kenneth Dunn	Exhibit 10.1 to Current Report on Form 8-K filed April 9, 2008

(oo)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(pp)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(qq)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the year ended December 31, 2008

(rr)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the year ended December 31, 2008

(ss)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the year ended December 31, 2008

(tt)	First Amendment to Employment Agreement dated as of November 25, 2008 by and between Churchill Downs Incorporated and Robert L. Evans *	Exhibit 10 (yy) to Annual Report on Form 10-K for the year ended December 31, 2008

(uu)	First Amendment to Restricted Stock Units Agreement dated November 26, 2008 by and between Robert L. Evans and Churchill Downs Incorporated *	Exhibit 10 (zz) to Annual Report on Form 10-K for the year ended December 31, 2008

(vv)	First Amendment to Employment Agreement dated as of December 19, 2008 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10 (aaa) to Annual Report on Form 10-K for the year ended December 31, 2008

(ww)	First Amendment to Employment Agreement dated as of December 30, 2008 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10 (bbb) to Annual Report on Form 10-K for the year ended December 31, 2008

	(xx)	Offer Letter to Steven P. Sexton, accepted as of December 11, 2002, and as amended effective January 19, 2009	Exhibit 10 (ccc) to Annual Report on Form 10-K for the year ended December 31, 2008

	(yy)	Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and Lloyd I. Miller III	Exhibit 10.1 to Current Report on Form 8-K filed November 13, 2009

	(zz)	Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and New World Opportunity Partners I., L.P.	Exhibit 10.2 to Current Report on Form 8-K filed November 13, 2009

	(aaa)	Form of Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and each director of Youbet.com, Inc.	Exhibit 10.3 to Current Report on Form 8-K filed November 13, 2009

	(bbb)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

	(ccc)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC, to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

14		The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2009

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the year ended December 31, 2009

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the year ended December 31, 2009

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the year ended December 31, 2009

32		Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a—14(b))	Exhibit 32 to Annual Report on Form 10-K for the year ended December 31, 2009

*	Management contract or compensatory plan or arrangement.