Form 10-Q
period 2010-03-31
CHURCHILL DOWNS INC
filed 2010-05-05
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33998

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Central Avenue, Louisville, Kentucky 40208	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
(Title of each class registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at April 30, 2010 was 13,773,781 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,360	$13,643
Restricted cash	30,687	35,125
Accounts receivable, net of allowance for doubtful accounts of $1,340 in 2010 and $1,024 in 2009	16,666	33,446
Deferred income taxes	6,408	6,408
Income taxes receivable	7,818	—
Other current assets	25,019	16,003

Total current assets	103,958	104,625
Property and equipment, net	463,482	458,222
Goodwill	115,349	115,349
Other intangible assets, net	32,388	34,329
Other assets	13,278	12,877

Total assets	$728,455	$725,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,167	$38,772
Purses payable	10,224	11,857
Accrued expenses	41,823	46,603
Dividends payable	—	6,777
Deferred revenue	50,140	30,972
Income taxes payable	—	1,997
Deferred riverboat subsidy	23,987	23,965
Note payable, related party	24,043	24,043

Total current liabilities	186,384	184,986
Long-term debt	80,328	71,132
Convertible note payable, related party	14,670	14,655
Other liabilities	19,403	19,137
Deferred revenue	16,720	16,720
Deferred income taxes	10,542	11,750

Total liabilities	328,047	318,380
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 13,774 shares issued March 31, 2010 and 13,684 shares issued December 31, 2009	147,477	145,423
Retained earnings	252,931	261,599

Total shareholders’ equity	400,408	407,022

Total liabilities and shareholders’ equity	$728,455	$725,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

for the three months ended March 31,

(Unaudited)

(in thousands, except per common share data)

	2010	2009
Net revenues	$75,050	$73,737
Operating expenses	77,905	70,283
Selling, general and administrative expenses	13,371	12,449

Operating loss	(16,226)	(8,995)
Other income (expense):
Interest income	111	123
Interest expense	(1,258)	(316)
Equity in earnings of unconsolidated investments	443	322
Miscellaneous, net	294	320

	(410)	449

Loss from continuing operations before benefit for income taxes	(16,636)	(8,546)
Income tax benefit	8,227	3,479

Loss from continuing operations	(8,409)	(5,067)
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(259)	241

Net loss	$(8,668)	$(4,826)

Net loss per common share data:
Basic
Loss from continuing operations	$(0.62)	$(0.37)
Discontinued operations	(0.02)	0.01

Net loss	$(0.64)	$(0.36)

Diluted
Loss from continuing operations	$(0.62)	$(0.37)
Discontinued operations	(0.02)	0.01

Net loss	$(0.64)	$(0.36)

Weighted average shares outstanding:
Basic	13,609	13,573
Diluted	13,609	13,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(8,668)	$(4,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,025	7,417
Asset impairment loss	298	—
Equity in gain of unconsolidated investments	(443)	(322)
Unrealized gain on derivative instruments	(204)	(204)
Share-based compensation	801	841
Other	511	145
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	4,995	8,268
Accounts receivable	5,529	6,757
Other current assets	(9,016)	(5,861)
Accounts payable	(882)	(2,658)
Purses payable	(1,633)	(906)
Accrued expenses	210	(3,354)
Deferred revenue	30,442	26,416
Income taxes receivable and payable	(9,815)	(3,286)
Other assets and liabilities	(877)	(430)

Net cash provided by operating activities	21,273	27,997

Cash flows from investing activities:
Additions to property and equipment	(18,963)	(4,160)
Proceeds on sale of property and equipment	13	8
Change in deposit wagering asset	(557)	(35)

Net cash used in investing activities	(19,507)	(4,187)

Cash flows from financing activities:
Borrowings on bank line of credit	50,112	62,429
Repayments on bank line of credit	(40,915)	(73,569)
Change in book overdraft	(475)	(2,041)
Payment of dividends	(6,777)	(6,767)
Repurchase of common stock	(48)	—
Change in deposit wagering liability	54	302

Net cash provided by (used in) financing activities	1,951	(19,646)

Net increase in cash and cash equivalents	3,717	4,164
Cash and cash equivalents, beginning of period	13,643	12,658

Cash and cash equivalents, end of period	$17,360	$16,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$557	$160
Income taxes	$3,123	$65
Schedule of non-cash investing and financing activities:
Issuance of common stock with deferred compensation plan	$—	$34

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 55 live racing days during the first quarter of 2010, which compares to 61 live racing days conducted during the first quarter of 2009.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Loss.

NOTE 2 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note, which was March 30, 2010. Additionally, unpaid interest was capitalized annually each year during the term of the Note. The Note was issued, jointly and severally, by three individual investors of Centaur. As of March 31, 2010, approximately $5.1 million of principal and interest is outstanding in accordance with the Note. The Company has determined that the amount outstanding is collectible and that no allowance is deemed necessary as of March 31, 2010.

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of March 31, 2010, the Company has determined that collectability of amounts due is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

NOTE 3 — YOUBET.COM MERGER

During November 2009, the Company announced that it had entered into a merger agreement with Youbet.com, Inc. (“Youbet”) under which it plans to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of the Company’s stock on February 12, 2010 of $34.81. The Company expects to finance the cash portion of the merger with borrowings under its amended and restated credit facility. Under the terms of the merger agreement, Youbet stockholders will receive a fixed ratio of 0.0598 shares of the Company’s common stock plus $0.97 in cash for each share of Youbet common stock, subject to possible future adjustment to the exchange ratio to increase the cash consideration and correspondingly decrease the stock consideration in order to ensure that the transaction does not require the Company to issue more than 19.6% of its outstanding common stock prior to the closing of the transaction. The transaction is expected to qualify as tax-deferred under Section 368 of the Internal Revenue Code.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

After completion of the transaction, which is currently expected to occur during the second quarter of 2010, and based on the closing price of the Company’s common stock on February 12, 2010, Youbet stockholders are expected to own approximately 16.4% of the outstanding common stock of the Company. The final transaction value will be calculated based on the price of the Company’s stock as of the date of the closing of the merger. However, we cannot predict the actual timing of the completion of the transaction or whether the transaction or the merger will actually be completed.

On April 6, 2010, Youbet held a special meeting of its stockholders, who approved the proposal to adopt the merger agreement. The closing of the merger is subject to customary closing conditions. On January 25, 2010, the United States Department of Justice issued the Company and Youbet formal requests for additional information with respect to the merger. These requests had the effect of extending the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, until 30 days after both parties have substantially complied with the requests. On April 19, 2010, each party certified to the Department of Justice that it had substantially complied with the request issued to it. The Company and Youbet continue to work with the Department of Justice as it reviews their respective submissions.

NOTE 4 — INCOME TAXES

The Company is currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, the Company received approximately $23.5 million of proceeds related to the sale of Personal Seat Licenses (“PSLs”) sold in connection with the renovation of Churchill Downs Racetrack (“Churchill Downs”). The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, the Company deferred the income for the PSLs over the respective terms of the licenses.

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period the proceeds are received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment served to increase the amount of income taxes due for each of the tax years 2005 and 2006. During the three months ended March 31, 2010, the Company and the IRS discussed potential settlement alternatives related to the Proposed Audit Adjustment. As a result, the Company recognized an income tax benefit from continuing operations of $1.6 million during the three months ended March 31, 2010 reflecting a reduction of interest expense previously estimated to be incurred as a result of the Proposed Audit Adjustment.

On April 14, 2010, the Company defended its position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, the Company agreed to change its method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, the Company’s taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments.

NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2010, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adheres to a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s condensed consolidated financial statements. The Company adopted this guidance during the first quarter of 2010. There was no significant impact to the Company’s disclosures upon adoption.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $0.4 million of the Company’s cash equivalents and restricted cash as of March 31, 2010, which is held in interest bearing accounts, are recorded based on Level 1 inputs. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator for basic loss from continuing operations per common share:
Loss from continuing operations	$(8,409)	$(5,067)
Loss from continuing operations allocated to participating securities	—	—

Numerator for basic loss from continuing operations per common share	$(8,409)	$(5,067)

Numerator for basic net loss per common share:
Net loss	$(8,668)	$(4,826)
Net loss allocated to participating securities	—	—

Numerator for basic net loss per common share	$(8,668)	$(4,826)

Numerator for diluted net loss per common share:
Loss from continuing operations	$(8,409)	$(5,067)
Discontinued operations, net of income taxes	(259)	241

Net loss	$(8,668)	$(4,826)

Denominator for net loss per common share:
Basic	13,609	13,573
Plus dilutive effect of stock options	—	—
Plus dilutive effect of convertible note	—	—

Diluted	13,609	13,573

Loss per common share:
Basic
Loss from continuing operations	$(0.62)	$(0.37)
Discontinued operations	(0.02)	0.01

Net loss	$(0.64)	$(0.36)

Diluted
Loss from continuing operations	$(0.62)	$(0.37)
Discontinued operations	(0.02)	0.01

Net loss	$(0.64)	$(0.36)

Options to purchase approximately seven thousand shares and five thousand shares for each of the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of the net loss from continuing operations for the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder Race Course, Arlington Park Race Course and its ten off-track betting facilities (“OTBs”) and Fair Grounds Race Course and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, and Bloodstock Research Information Services as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots and Calder Casino; and (4) Other Investments, which includes Churchill Downs Entertainment Group, Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company is required by accounting principles generally accepted in the United States of America to provide a reconciliation of its calculation of EBITDA to net earnings. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues from external customers:
Churchill Downs	$2,140	$2,071
Arlington Park	9,038	16,041
Calder	2,950	2,184
Fair Grounds	16,527	18,688

Total Racing Operations	30,655	38,984
Online Business	17,957	16,650
Gaming	26,332	17,875
Other Investments	99	101
Corporate	7	127

Net revenues	$75,050	$73,737

Intercompany net revenues:
Churchill Downs	$108	$—
Arlington Park	424	242
Calder	24	20
Fair Grounds	539	580

Total Racing Operations	1,095	842
Online Business	164	124
Other Investments	373	375
Eliminations	(1,632)	(1,341)

Net revenues	$—	$—

Segment EBITDA and net loss:
Racing Operations	$(12,863)	$(10,749)
Online Business	3,995	3,738
Gaming	4,939	6,692
Other Investments	(223)	378
Corporate	(1,312)	(995)

Total EBITDA	(5,464)	(936)
Depreciation and amortization	(10,025)	(7,417)
Interest income (expense), net	(1,147)	(193)
Income tax benefit	8,227	3,479

Loss from continuing operations	(8,409)	(5,067)
Discontinued operations, net of income taxes	(259)	241

Net loss	$(8,668)	$(4,826)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Online Business	$452	$226
Other Investments	(9)	96

	$443	$322

The table below presents total asset information for reported segments (in thousands):

	March 31, 2010	December 31, 2009
Total assets:
Racing Operations	$642,402	$645,933
Online Business	88,611	88,664
Gaming	110,234	107,128
Other Investments	182,238	178,707

	1,023,485	1,020,432
Eliminations	(295,030)	(295,030)

	$728,455	$725,402

The table below presents total goodwill information for reported segments (in thousands):

	March 31, 2010	December 31, 2009
Goodwill:
Racing Operations	$50,401	$50,401
Online Business	60,563	60,563
Gaming	3,127	3,127
Other Investments	1,258	1,258

	$115,349	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Three Months Ended March 31,
	2010	2009
Capital expenditures, net:
Racing Operations	$4,743	$1,724
Online Business	1,222	349
Gaming	11,906	2,007
Other Investments	1,092	80

	$18,963	$4,160

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Youbet Merger

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC alleging claims similar to the Los Angeles litigation. On March 2, 2010, Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include in this proxy statement/prospectus certain additional disclosures relating to the proposed merger transaction. Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed merger transaction by the Outside Date (as such term is defined in the merger agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.

If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of all claims relating to the proposed merger transaction, the merger agreement and the transactions contemplated therein, disclosures made relating to the proposed merger transaction, and any compensation or other payments made to the defendants in connection with the Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles will be schedule regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”). Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities. ASC 810 is effective for calendar year-end companies beginning on January 1, 2010. The Company adopted the standard for the three months ended March 31, 2010. There was no impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida and Louisiana racetracks within those respective markets; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Illinois law that impact revenues of racing operations in Illinois; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; our ability to execute on our permanent slot facility in Louisiana and permanent slot facility in Florida; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; any business disruption associated with a natural disaster and/or its aftermath; our ability to integrate businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a leading multi-jurisdictional owner and operator of pari-mutuel wagering properties and businesses. Additionally, we offer gaming products through our slot and video poker operations in Louisiana and Florida.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering, an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010 with over 1,200 slot machines. Additionally, a poker room operation opened within the Calder grandstand on October 23, 2009 under the name “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana which operates over 600 slot machines; and

•	Video Services, Inc. (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana;

4.	Other Investments, which includes:

•	Churchill Downs Entertainment Group, LLC (“CDE”), an entity that conceives, develops, produces and manages large-scale entertainment events;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA as key performance measures of the results of operations. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we are required by accounting principles generally accepted in the United States of America to provide a reconciliation of EBITDA to net earnings. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our liquidity.

During the three months ended March 31, 2010, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our pari-mutuel handle of 14% during the three months ended March 31, 2010 compared to the same period of 2009. Total handle for the pari-mutuel industry, according to figures published by Equibase, declined 10% during the three months ended March 31, 2010 compared to the same period of 2009. Although there is a growing confidence that global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the general economic downturn may resume. There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2010, there was $187 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Youbet.com Merger

During November 2009, we announced that we had entered into a merger agreement with Youbet.com, Inc. (“Youbet”) under which we plan to acquire all of the outstanding common stock of Youbet in a transaction valued at approximately $137.0 million based on the closing price of our common stock on February 12, 2010 of $34.81. We expect to finance the cash portion of the merger with borrowings under its amended and restated credit facility. Under the terms of the merger agreement, Youbet stockholders will receive a fixed ratio of 0.0598 shares of the Company’s common stock plus $0.97 in cash for each share of Youbet common stock, subject to possible future adjustment to the exchange ratio to increase the cash consideration and correspondingly decrease the stock consideration in order to ensure that the transaction does not require us to issue more than 19.6% of our outstanding common stock prior to the closing of the transaction. This transaction is expected to qualify as tax-deferred under Section 368 of the Internal Revenue Code. After completion of the transaction, which is currently expected to occur during the first half of 2010, and based on the closing price of our common stock on February 12, 2010, Youbet stockholders are expected to own approximately 16.4% of the outstanding common stock of the Company. The final transaction value will be calculated based on the price of the Company’s stock as of the date of the closing of the merger. However, we cannot predict the actual timing of the completion of the transaction or whether the transaction or the merger will actually be completed.

On April 6, 2010, Youbet held a special meeting of its stockholders, who approved the proposal to adopt the merger agreement. The closing of the merger is subject to customary closing conditions. On January 25, 2010, the United States Department of Justice issued the Company and Youbet formal requests for additional information with respect to the merger. These requests had the effect of extending the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, until 30 days after both parties have substantially complied with the requests. On April 19, 2010, each party certified to the Department of Justice that it had substantially complied with the request issued to it. The Company and Youbet continue to work with the Department of Justice as it reviews their respective submissions.

Income Taxes

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, we received approximately $23.5 million of proceeds related to the sale of Personal Seat Licenses (“PSLs”) sold in connection with the renovation of Churchill Downs Racetrack (“Churchill Downs”). The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and any Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, we deferred the income for the personal seat licenses over the respective terms of the licenses.

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period we received the proceeds (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment served to increase the amount of the income taxes due for each of the years 2005 and 2006. During the three months ended March 31, 2010, the Company and the IRS discussed potential settlement alternatives related to the Proposed Audit Adjustment. As a result, we recognized an income tax benefit from continuing operations of $1.6 million during the three months ended March 31, 2010 reflecting a reduction of interest expense previously estimated to be incurred as a result of the Proposed Audit Adjustment.

On April 14, 2010, we defended our position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, we agreed to change our method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, our taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively.

Legislative and Regulatory Changes

Federal

On October 13, 2006, President George W. Bush signed into law The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The UIGEA prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA declares that nothing in the act may be construed to prohibit any activity allowed by the federal Interstate Horseracing Act of 1978 (the “IHA”). The UIGEA also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of the UIGEA within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009.

On November 28, 2009, the effective date of UIGEA regulations was delayed until June 1, 2010. We are working in coordination with the National Thoroughbred Racing Association and other interested parties including Visa, MasterCard, and the banking industry, to distinguish ADW businesses from unlawful internet gaming. In preparation for the June 1, 2010 deadline, Visa and MasterCard have issued separate bulletins that provide a framework for legal internet gambling transactions. Consistent with the intent of the UIGEA regulations, the legal internet gaming exception includes horseracing, lottery, and dog racing transactions. Our advocacy is occurring on numerous fronts, with the end goal of ensuring that all interested parties distinguish ADW businesses and the IHA from “unlawful internet gambling.”

Florida

On January 29, 2008, Miami-Dade County voters approved a referendum permitting pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under current state law, slot machines are subject to a 50% tax rate. The Florida legislature subsequently enacted legislation which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35% as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period and removes wagering limits for poker. There are other portions of Senate Bill 622 (“SB 622”) which purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. This provision purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horse racing. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines. On April 15, 2010, the Florida Senate passed SB 622 and on April 19, 2010, the House of Representatives passed SB 622. On April 28, 2010 the Governor of Florida signed SB 622, which will become effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee will be reduced to $2.5 million on July 1, 2010 and $2.0 million on July 1, 2011.

Kentucky

The 2010 session of the Kentucky legislature concluded on April 15, 2010 and several bills impacting gaming in Kentucky were filed. A bill was filed in the Kentucky Senate requiring a constitutional amendment to approve expanded gaming in any form and was defeated on the Senate floor. An additional bill was filed in the Kentucky Senate that would have allowed gaming in counties that conduct thoroughbred racing, with a portion of the proceeds going to purses. The bill would have required both a statewide and local referendum to be effective and would not have reserved any license for Kentucky racetracks. In the House, the Speaker filed a bill permitting video lottery terminals at Kentucky racetracks which was substantially similar to the bills filed in both the regular and special sessions of 2009. House Bill 368 was filed which would have placed an excise tax on ADW wagers made by Kentucky residents. None of these bills were passed.

Since the Kentucky legislature adjourned without passing a two-year spending plan, it is anticipated the Governor of Kentucky will call a special session to address the budget. It is unknown whether additional gaming legislation will be introduced during a special session.

Illinois

Horse Racing Equity Trust Fund

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

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. We expect that the funds soon will be moved to the HRE Trust Fund and distributed to the racetracks, including $11.6 million to Arlington Park. Of the total monies we expect to receive, we anticipate $4.8 million will be retained by Arlington Park and $6.8 million will be paid into Arlington Park’s purse account. However, as with the funds distributed pursuant to Public Act 94-804, the injunction entered in the Federal Lawsuit will require the funds distributed pursuant to Public Act 95-1008 to be place into escrow.

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction which denied on December 7, 2009. The plaintiffs appealed, and the court of appeals stayed the dissolution of the temporary restraining order pending the appeal. The parties completed briefing on the appeal, and an oral argument was held on February 23, 2010. The appeal remains pending. The court of appeals has modified the injunction to require that funds received by the racetrack defendants pursuant to Public Act 95-1008 be placed into the same special interest-bearing escrow holding account as the funds received pursuant to Public Act 94-804.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Racing Operations:
Churchill Downs
Total handle	$14,843	$17,135	$(2,292)	-13%
Net pari-mutuel revenues	$1,725	$1,681	$44	3%
Commission %	11.6%	9.8%
Arlington Park
Total handle	$72,409	$92,989	$(20,580)	-22%
Net pari-mutuel revenues	$9,026	$15,843	$(6,817)	-43%
Commission %	12.5%	17.0%
Calder
Total handle	$28,644	$30,349	$(1,705)	-6%
Net pari-mutuel revenues	$1,870	$1,865	$5	—
Commission %	6.5%	6.1%
Fair Grounds
Total handle	$204,060	$249,543	$(45,483)	-18%
Net pari-mutuel revenues	$14,539	$16,894	$(2,355)	-14%
Commission %	7.1%	6.8%
Online Business
Total handle	$83,048	$76,746	$6,302	8%
Net pari-mutuel revenues	$16,539	$15,013	$1,526	10%
Commission %	19.9%	19.6%
Eliminations
Total handle	$(11,559)	$(13,381)	$1,822	14%
Net pari-mutuel revenues	$(1,095)	$(842)	$(253)	-30%
Total
Handle	$391,445	$453,381	$(61,936)	-14%
Net pari-mutuel revenues	$42,604	$50,454	$(7,850)	-16%
Commission %	10.9%	11.1%

NM: Not meaningful	U: > 100% unfavorable		F: >100% favorable

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Number of thoroughbred live race days	55	61	(6)	-10%
Net pari-mutuel revenues	$42,604	$50,454	$(7,850)	-16%
Gaming revenues	25,156	17,510	7,646	44%
Other operating revenues	7,290	5,773	1,517	26%

Total net revenues from continuing operations	$75,050	$73,737	$1,313	2%

Operating loss	$(16,226)	$(8,995)	$(7,231)	-80%
Operating loss margin	-22%	-12%
Loss from continuing operations	$(8,409)	$(5,067)	$(3,342)	-66%
Diluted loss from continuing operations per common share	$(0.62)	$(0.37)

Our total net revenues increased $1.3 million primarily as a result of the opening of Calder Casino on January 22, 2010, which generated gaming revenues of $8.1 million during the three months ended March 31, 2010. Other operating revenues increased primarily due to food and beverage revenues of $0.7 million generated at Calder Casino. These increases were partially offset by a decrease in pari-mutuel revenues driven primarily by the receipt of $4.3 million in source market fee revenues at Arlington Park during the three months ended March 31, 2009. In addition, Racing Operations conducted six fewer live race days at Fair Grounds during the first three months of 2010 compared to the same period of 2009. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Purse expenses	$16,266	$20,478	$(4,212)	-21%
Depreciation and amortization	10,025	7,417	2,608	35%
Other operating expenses	51,614	42,388	9,226	22%
SG&A expenses	13,371	12,449	922	7%

Total	$91,276	$82,732	$8,544	10%

Percent of revenue	122%	112%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily due to expenses of $7.1 million related to the opening of Calder Casino in January 2010, which includes promotional expenditures of $3.4 million, $2.2 million of employee-related costs and $1.0 million of rent expense for slot machines. In addition, we experienced increased expenses related to racing content within the Online Business of $1.4 million as a result of regulations passed in several states during late 2009.

•	Depreciation and amortization expense increased by $2.6 million, primarily reflecting capital expenditures incurred for Calder Casino and the amortization of its annual gaming license.

•

SG&A expenses increased primarily due to $1.1 million of legal expenses associated with our pending merger with Youbet, $1.0 million to realign corporate management and $0.6 million in employee-related costs at Calder Casino. Partially offsetting these increases were lower equity and LTIP compensation incurred during the three months ended March 31, 2010 of $1.0 million and lower incentive compensation earned during the prior year of $0.7 million.

•

Purse expenses decreased as a result of the $2.1 million of purse expense associated with the receipt of $4.3 million of source market fees recognized at Arlington Park during the three months ended March 31, 2009. We believe the remaining decline in purse expense is attributable to the downward trend in the pari-mutuel business of the Racing Operations segment.

Other Income (Expense) and Income Tax Benefit

The following table is a summary of our other income (expense) and income tax benefit (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Interest income	$111	$123	$(12)	-10%
Interest expense	(1,258)	(316)	(942)	U
Equity in earnings of unconsolidated investments	443	322	121	38%
Miscellaneous, net	294	320	(26)	-8%

Other income (expense)	$(410)	$449	$(859)	U

Income tax benefit	$8,227	$3,479	$4,748	F
Effective tax rate	49%	41%

Significant items affecting the comparability of other income and expense and the income tax benefit include:

•

Interest expense increased during the three months ended March 31, 2010 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for capital expenditures incurred at Calder Casino.

•

Equity in earnings of unconsolidated investments increased primarily as a result of $0.5 million of equity earnings related to our investment in HRTV during the three months ended March 31, 2010 compared to $0.2 million of equity earnings experienced during the three months ended March 31, 2009. Improved performance of HRTV related to increased distribution to ADW businesses and lower distribution costs.

•

The income tax benefit increased during the three months ended March 31, 2010 compared to the same period of the prior year as a result of the recognition, during the three months ended March 31, 2010, of an income tax benefit of $1.6 million reflecting a reduction of interest expense previously estimated to be incurred as a result of the Proposed Audit Adjustment.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Churchill Downs	$2,248	$2,071	$177	9%
Arlington Park	9,462	16,283	(6,821)	-42%
Calder	2,974	2,204	770	35%
Fair Grounds	17,066	19,268	(2,202)	-11%

Total Racing Operations	$31,750	$39,826	$(8,076)	-20%
Online Business	18,121	16,774	1,347	8%
Gaming	26,332	17,875	8,457	47%
Other Investments	472	476	(4)	-1%
Corporate Revenues	7	127	(120)	-94%
Eliminations	(1,632)	(1,341)	(291)	-22%

	$75,050	$73,737	$1,313	2%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily as a result of the opening of Calder Casino in January 2010, which operates over 1,200 slot machines. During the three months ended March 31, 2010, Calder Casino recognized total net revenues of $9.0 million. The Fair Grounds slot facility reported total net revenues of $10.5 million during the three months ended March 31, 2010, which was comparable to total net revenues recognized during the same period of the prior year.

During the three months ended March 31, 2010, gross gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming revenues before taxes and promotional deductions but after customer payouts, decreased $0.4 million due to continued weakness in the U.S. economy. Our gross win per unit at Fair Grounds was $236 per machine per day during the three months ended March 31, 2010 compared to $243 per machine per day during the same period of 2009. Finally, our normal hold percentage was within the expected range of 9% to 11% of slots handle. At Calder Casino, gross gaming revenues were $14.9 million and our gross win per unit was $167 per machine per day during the three months ended March 31, 2010.

•

Online Business revenues increased primarily due to the continuing growth of TwinSpires, which experienced expansion in average daily wagering during the three months ended March 31, 2010 compared to the same period of the prior year. This improvement was due, in part, to additional racing content acquired during the three months ended March 31, 2010, including that from six additional racetracks for which ODS Technologies, L.P. (d/b/a TVG), a major competitor of TwinSpires, had previously had exclusive rights to the racing content.

•

Arlington Park revenues decreased due to the impact of the receipt of $4.3 million in source market fee revenues recognized during the three months ended March 31, 2009. In addition, the Illinois Racing Board, which designates a host track when there is no live racing in Illinois, granted Arlington Park eleven fewer days as host track in Illinois during the three months ended March 31, 2010 compared to the same period of the prior year, which contributed to a reduction in pari-mutuel revenues of $1.7 million.

•

Fair Grounds experienced lower revenues due to conducting six fewer live race days during the three months ended March 31, 2010 compared to the same period of 2009. We believe poor weather and continued general weakness in the U.S. economy further hindered results.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Racing Operations	$(12,863)	$(10,749)	$(2,114)	-20%
Online Business	3,995	3,738	257	7%
Gaming	4,939	6,692	(1,753)	-26%
Other Investments	(223)	378	(601)	U
Corporate	(1,312)	(995)	(317)	-32%

Total EBITDA	$(5,464)	$(936)	$(4,528)	U

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to net loss from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA declined $2.1 million and was primarily driven by the receipt of $2.1 million in source market fee revenues, net of purse expense, at Arlington Park during the three months ended March 31, 2009.

•

Gaming EBITDA declined $1.8 million reflecting a $1.5 million EBITDA loss from Calder Casino related to preopening expenses of $1.1 million, a corporate overhead allocation of $0.7 million and a partial period of operations during the three months ended March 31, 2010. EBITDA at the Fair Grounds slot facility contributed favorably to results increasing by $0.2 million to $3.6 million during the three months ended March 31, 2010. VSI EBITDA decreased by $0.4 million to $2.8 million, primarily due to increased local competition.

•

Other Investments EBITDA decreased primarily due to expenses of $0.4 million associated with CDE, which will present its initial event, the HullabaLOU Music Festival featuring more than 65 entertainers at Churchill Downs, during the third quarter of 2010.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate due to the acquisition of racing content. In addition, our investment in HRTV generated $0.5 million of equity earnings during the three months ended March 31, 2010 compared to $0.2 million of equity earnings during the same period of 2009 due to increased distribution revenues and lower distribution costs.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2010 and December 31, 2009 (in thousands):

			Change
	March 31, 2010	December 31, 2009	$	%
Total assets	$728,455	$725,402	$3,053	—
Total liabilities	$328,047	$318,380	$9,667	3%
Total shareholders’ equity	$400,408	$407,022	$(6,614)	-2%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in other current assets, income taxes receivable and property and equipment, net of $9.0 million, $7.8 million and $5.3 million, respectively. Additions to other current assets reflect prepayments associated with the 2010 Kentucky Derby and HullabaLOU Music Festival as well as annual insurance prepayments. Higher income taxes receivable reflect the benefit of net losses generated during the three months ended March 31, 2010. Finally, property and equipment increased primarily due to spending related to Calder Casino of $5.8 million.

Partially offsetting these increases was a decrease in accounts receivable of $16.8 million, which includes collections of Kentucky Derby-related receivables.

•

Significant changes within total liabilities include an increase in deferred revenue of $19.2 million from advance billings related to the 2010 Kentucky Derby. In addition, long-term debt increased $9.2 million due to borrowings under our bank revolver required for capital expenditures incurred at Calder Casino.

Partially offsetting these increases were decreases in accounts payable of $2.6 million and accrued expenses of $4.8 million primarily due to the completion of the fall and winter meets at Churchill Downs and Fair Grounds and the payment of 2009 annual bonuses. Dividends payable decreased due to the payment of the Company’s annual dividend during the three months ended March 31, 2010.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Operating activities	$21,273	$27,997	$(6,724)	-24%
Investing activities	$(19,507)	$(4,187)	$(15,320)	U
Financing activities	$1,951	$(19,646)	$21,597	F

•

The decrease in cash provided by operating activities is primarily due to the net impact of $2.1 million related to source market fees at Arlington Park during the three months ended March 31, 2009 and preopening expenditures incurred at Calder Casino during the three months ended March 31, 2010. We anticipate that cash flows from operations, including those associated with our anticipated merger with Youbet, over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The increase in cash used in investing activities during the three months ended March 31, 2010 is primarily attributable to higher capital expenditures associated with the opening of Calder Casino and the installation of permanent lighting to support night horseracing events at Churchill Downs. As of March 31, 2010, we have spent a total of $75.3 million to build Calder Casino.

•

Cash flows from financing activities increased as we borrowed in excess of our repayments on our revolving loan facilities by $9.2 million during the three months ended March 31, 2010, primarily to fund the expansion of our gaming operations.

During the three months ended March 31, 2010, there were no material changes in our commitments to make future payments or in our contractual obligations. During the second quarter of 2010, we plan to make borrowings under our revolving credit facility to finance the cash portion of the consideration to be paid in connection with the Youbet merger, which we estimate to be approximately $43.6 million based on the closing price of our common stock on February 12, 2010. In addition, we plan to make borrowings of $24 million under our revolving credit facility to pay down the note payable to Duchossois Industries, a related party, which financed the purchase of land at Arlington Park. Finally, we expect to fund approximately $2.5 million of annual licensing fees for Calder Casino during the second quarter of 2010.

Recently Issued Accounting Pronouncements

In June 2009, FASB issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”). Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities. ASC 810 is effective for calendar year-end companies beginning on January 1, 2010. We adopted the standard for the three months ended March 31, 2010. There was no impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, we had $80.3 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 2, 2010, Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include in this proxy statement/prospectus certain additional disclosures relating to the proposed merger transaction. Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, CDI, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed merger transaction by the Outside Date (as such term is defined in the merger agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.

If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of all claims relating to the proposed merger transaction, the merger agreement and the transactions contemplated therein, disclosures made relating to the proposed merger transaction, and any compensation or other payments made to the defendants in connection with the Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles will be schedule regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

THG

On April 24, 2008, the Company filed a lawsuit styled Churchill Downs Incorporated, Calder Race Course, Inc., Churchill Downs Technology Initiatives Company vs. Thoroughbred Horsemen’s Group, LLC, et al., Civil Action No. 3:08-CV-225-(H) (the “THG Lawsuit”) in the United States District Court for the Western District of Kentucky against the THG, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”), and certain individuals alleging that the THG, the FHBPA and various other horsemen associations (collectively with the FHBPA, the “Horsemen’s Groups”) and certain individuals, violated Federal antitrust laws in connection with the interstate distribution of simulcast signals containing race content to off-track betting systems, including ADW companies (collectively “OTB Systems”). On May 14, 2008, the Company amended the complaint to add the Kentucky Horsemen’s Benevolent and Protective Association, Inc. (“KHBPA”), the Kentucky Thoroughbred Association (“KTA”) and certain other individuals as defendants to the THG Lawsuit.

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

On April 26, 2010, the Company and the remaining defendants entered into a consent judgment that received court approval on the same date (the “Consent Judgment”), pursuant to which the remaining defendants in the THG Lawsuit agreed to be bound by the provisions of the Consent Judgment regarding their involvement in the signal negotiations among horseracing associations, OTB establishments or ADW operators, and agreed to an alternative future dispute resolution process and to specified minimum damages should they violate the Consent Judgment.

CLOVERLEAF

On July 7, 2009, Cloverleaf Enterprises, Inc. (d/b/a Rosecroft Raceway) (“Cloverleaf”) filed a lawsuit styled Cloverleaf Enterprises, Inc. vs. Maryland Thoroughbred Horsemen’s Association, Inc., et. al., (Case No. 09-00459 PM) in the United States Bankruptcy Court, District of Maryland, Greenbelt Division. This adversary proceeding names the Company, Arlington Park and Calder (the “Named CDI Entities”) as defendants, along with TrackNet, certain Maryland thoroughbred entities and other racetracks outside of Maryland, alleging that the defendants breached simulcast agreements to send audio-visual signals of their live thoroughbred horse races and tortiously interfered with simulcast agreements Cloverleaf entered into with other racetracks.

The Company is vigorously defending against this lawsuit. The Company and TrackNet answered the Amended Complaint on January 12, 2010, denying the allegations about a breach of contract. On January 15, 2010, the Maryland racing defendants moved to dismiss the Amended Complaint. On January 22, 2010, the Maryland racing defendants moved to withdraw the reference to the bankruptcy court. On February 23, 2010, after the motion went unopposed, the adversary proceeding was transferred to the United States District Court, District of Maryland, and assigned Case No. 10-0407 (RDB). Discovery has not yet begun in the District Court and the Maryland racing defendants’ motion to dismiss the Amended Complaint remains pending.

OTHER MATTERS

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is the subject, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could materially impact our future performance and results. The factors described in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K are the most significant risks that could materially impact our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also impair our business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2010:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	1/1/10-1/31/10	—		—	—	—
Period 2	2/1/10-2/28/10	—		—	—	—
Period 3	3/1/10-3/31/10	3,373	(1)	$37.51	—	—

		3,373		$37.51	—	—

(1)	Shares of common stock were repurchased from grantees of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 5, 2010	/s/ Robert L. Evans
Robert L. Evans President and Chief Executive Officer (Principal Executive Officer)

May 5, 2010	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

3(ii)	Amended and Restated By-Laws of Churchill Downs Incorporated, effective March 11, 2010	Exhibit 3.1 to Current Report on Form 8-K dated March 15, 2010

10.1	Offer Letter to Rohit Thukral effective May 19, 2009	Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010