Form 10-Q
period 2010-06-30
CHURCHILL DOWNS INC
filed 2010-08-04
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of registrant’s common stock at July 30, 2010 was 16,440,890 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,251	$13,643
Restricted cash	57,376	35,125
Accounts receivable, net of allowance for doubtful accounts of $2,609 in 2010 and $1,024 in 2009	28,469	33,446
Deferred income taxes	7,617	6,408
Other current assets	24,684	16,003

Total current assets	142,397	104,625
Property and equipment, net	471,254	458,222
Goodwill	183,394	115,349
Deferred income taxes	6,233	—
Other intangible assets, net	56,830	34,329
Other assets	12,877	12,877

Total assets	$872,985	$725,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,719	$38,772
Purses payable	17,895	11,857
Accrued expenses	52,869	46,603
Dividends payable	—	6,777
Deferred revenue	17,668	30,972
Income taxes payable	7,745	1,997
Deferred riverboat subsidy	36,487	23,965
Note payable, related party	—	24,043

Total current liabilities	194,383	184,986
Long-term debt	113,512	71,132
Convertible note payable, related party	14,865	14,655
Other liabilities	20,508	19,137
Deferred revenue	15,560	16,720
Deferred income taxes	—	11,750

Total liabilities	358,828	318,380
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 16,443 shares issued June 30, 2010 and 13,684 shares issued December 31, 2009	233,621	145,423
Retained earnings	280,536	261,599

Total shareholders’ equity	514,157	407,022

Total liabilities and shareholders’ equity	$872,985	$725,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and six months ended June 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$200,512	$180,037	$275,562	$253,774
Operating expenses	137,332	116,929	215,237	187,212
Selling, general and administrative expenses	15,956	11,986	29,327	24,435

Operating income	47,224	51,122	30,998	42,127
Other income (expense):
Interest income	17	264	128	387
Interest expense	(1,420)	(211)	(2,678)	(527)
Equity in (loss) earnings of unconsolidated investments	(290)	(395)	153	(73)
Miscellaneous, net	359	400	653	720

	(1,334)	58	(1,744)	507

Earnings from continuing operations before provision for income taxes	45,890	51,180	29,254	42,634
Income tax provision	(18,285)	(20,324)	(10,058)	(16,845)

Earnings from continuing operations	27,605	30,856	19,196	25,789
Discontinued operations, net of income taxes:
Earnings (loss) from operations	—	5	(259)	246

Net earnings	$27,605	$30,861	$18,937	$26,035

Net earnings per common share data:
Basic
Earnings from continuing operations	$1.85	$2.20	$1.33	$1.84
Discontinued operations	—	—	(0.02)	0.02

Net earnings	$1.85	$2.20	$1.31	$1.86

Diluted
Earnings from continuing operations	$1.85	$2.20	$1.33	$1.84
Discontinued operations	—	—	(0.02)	0.02

Net earnings	$1.85	$2.20	$1.31	$1.86

Weighted average shares outstanding
Basic	14,440	13,573	14,027	13,573
Diluted	14,895	14,031	14,490	14,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$18,937	$26,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,015	14,876
Asset impairment loss	1,598	—
Equity in (earnings) loss of unconsolidated investments	(153)	73
Unrealized gain on derivative instruments	(408)	(408)
Share-based compensation	1,586	1,684
Other	889	298
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(15,834)	2,749
Accounts receivable	(4,943)	(14,529)
Other current assets	(6,677)	(2,097)
Accounts payable	9,448	13,371
Purses payable	6,039	6,283
Accrued expenses	6,646	3,181
Deferred revenue	10,441	(3,389)
Income taxes payable	6,690	15,972
Other assets and liabilities	1,612	1,070

Net cash provided by operating activities	57,886	65,169

Cash flows from investing activities:
Additions to property and equipment	(52,148)	(10,968)
Acquisition of business, net of cash acquired	(32,408)	—
Purchases of minority investments	—	(1,338)
Proceeds on sale of property and equipment	13	8
Change in deposit wagering asset	(873)	(180)

Net cash used in investing activities	(85,416)	(12,478)

Cash flows from financing activities:
Borrowings on bank line of credit	132,498	133,366
Repayments on bank line of credit	(66,075)	(176,506)
Repayment of note payable, related party	(24,043)	—
Change in book overdraft	3,390	(1,318)
Payment of dividends	(6,777)	(6,767)
Repurchase of common stock	(1,187)	(42)
Change in deposit wagering liability	332	736

Net cash provided by (used in) financing activities	38,138	(50,531)

Net increase in cash and cash equivalents	10,608	2,160
Cash and cash equivalents, beginning of period	13,643	12,658

Cash and cash equivalents, end of period	$24,251	$14,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,392	$220
Income taxes	$3,123	$1,150
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$86,497	$—
Issuance of common stock in connection with LTIP and restricted stock plans	$2,214	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 112 live racing days during the second quarter of 2010, which compares to 118 live racing days conducted during the second quarter of 2009. For the six months ended June 30, 2010, the Company conducted 167 live racing days, which compares to 179 live racing days conducted during the six months ended June 30, 2009.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note on March 30, 2010. As of June 30, 2010, approximately $5.1 million of principal and interest is outstanding in accordance with the Note terms. The Company has determined that the amount outstanding is collectible and that no allowance is deemed necessary as of June 30, 2010.

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of June 30, 2010, the Company has determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

NOTE 3 — YOUBET.COM ACQUISITION

On June 2, 2010, the Company completed its acquisition of Youbet.com, Inc. (“Youbet”) pursuant to an Agreement and Plan of Merger dated as of November 11, 2009 for an aggregate purchase price of $131.8 million, which consisted of $45.3 million of cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04. The transaction includes the acquisition of the account wagering platform of Youbet and the operations of United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, off-track betting facilities (“OTBs”) and other pari-mutuel wagering businesses. The primary reason for the acquisition was to invest in assets with an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expected yield on investment and continue the Company’s growth in one of the fastest growing segments of the pari-mutuel industry.

The acquisition of Youbet was accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Such estimates are subject to refinement as additional valuation information is received.

Total
Restricted cash	$5,544
Accounts receivable, net	2,761
Prepaid expenses	984
Inventory	1,020
Other assets	103
Property and equipment	9,063
Deferred income taxes	30,663
Goodwill	68,045
Other intangible assets	27,300

Total assets acquired	145,483
Accounts payable	11,140
Accrued expenses	4,609
Deferred revenue	299
Income taxes payable	(941)
Deferred income taxes	11,471

Total liabilities acquired	26,578

Purchase price, net of cash acquired	$118,905

Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 3 to 5 years for computer hardware and software, 5 to 10 years for equipment, 7 years for furniture and fixtures and 1 to 7 years for leasehold improvements. Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Other intangible assets primarily consist of three segments of customer relationships valued at $15.1 million, $4.6 million and $7.0 million with lives of 7 years, 6 years and 5 years, respectively. The entire balance of goodwill, which includes expected synergies from combining the operations of Youbet and the Company, has been allocated to the Online Business segment. The Company does not expect to deduct any portion of goodwill for income tax purposes.

During the three months ended June 30, 2010, the Company recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. The Company determined such software would not be utilized as a result of a reassessment of the use of certain technology in connection with its acquisition of Youbet.

On July 2, 2010, the Company and Youbet entered into an agreement with ODS Technologies, LP (d/b/a TVG) (“ODS”), settling a dispute arising under the License and Content Agreement dated as of May 18, 2001, as subsequently amended and modified, between TVG and ODS (the “Agreement”). As part of the settlement, the Agreement was terminated and the Company received a one-time, non-recurring payment of $1.3 million, which will be recognized as miscellaneous income during the third quarter of 2010.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the merger with Youbet as of the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger with Youbet been consummated at the beginning of the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$221,063	$210,221	$322,078	$312,383
Earnings from continuing operations	26,348	30,792	16,572	26,258
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$1.57	$1.84	$0.99	$1.57
Diluted:
Earnings from continuing operations	$1.57	$1.84	$0.99	$1.57
Shares used in computing earnings from continuing operations per common share:
Basic	16,309	16,273	16,309	16,273
Diluted	16,764	16,731	16,772	16,731

During the three and six months ended June 30, 2010, Youbet and United Tote contributed $8.8 million of total revenues and $0.1 million of total earnings to the Company’s reported results included in the Condensed Consolidated Statement of Net Earnings.

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

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period the proceeds were received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment served to increase the amount of income taxes due for each of the tax years 2005 and 2006.

On April 14, 2010, the Company defended its position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, the Company agreed to change its method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, the Company’s taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, the Company recognized an income tax benefit from continuing operations of $1.6 million during the six months ended June 30, 2010 reflecting a reduction of interest expense previously estimated and recognized during 2009 as a result of the Proposed Audit Adjustment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $3.0 million of the Company’s cash equivalents and restricted cash as of June 30, 2010, which are held in interest bearing accounts, are recorded based on Level 1 inputs. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$27,605	$30,856	$19,196	$25,789
Earnings from continuing operations allocated to participating securities	(839)	(996)	(600)	(832)

Numerator for basic earnings from continuing operations per common share	$26,766	$29,860	$18,596	$24,957

Numerator for basic net earnings per common share:
Net earnings	$27,605	$30,861	$18,937	$26,035
Net earnings allocated to participating securities	(839)	(996)	(592)	(840)

Numerator for basic net earnings per common share	$26,766	$29,865	$18,345	$25,195

Numerator for diluted net earnings per common share:
Earnings from continuing operations	$27,605	$30,856	$19,196	$25,789
Discontinued operations, net of income taxes	—	5	(259)	246

Net earnings	$27,605	$30,861	$18,937	$26,035

Denominator for net earnings per common share:
Basic	14,440	13,573	14,027	13,573
Plus dilutive effect of stock options	2	5	10	5
Plus dilutive effect of convertible note	453	453	453	453

Diluted	14,895	14,031	14,490	14,031

Earnings per common share:
Basic
Earnings from continuing operations	$1.85	$2.20	$1.33	$1.84
Discontinued operations	—	—	(0.02)	0.02

Net earnings	$1.85	$2.20	$1.31	$1.86

Diluted
Earnings from continuing operations	$1.85	$2.20	$1.33	$1.84
Discontinued operations	—	—	(0.02)	0.02

Net earnings	$1.85	$2.20	$1.31	$1.86

Options to purchase approximately 130 thousand shares and 111 thousand shares for each of the three months and six months ended June 30, 2010, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately 94 thousand shares and 122 thousand shares for each of the three and six months ended June 30, 2009, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder Race Course, Arlington Park Race Course and its ten OTBs and Fair Grounds Race Course and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Youbet.com, LLC, our ADW business acquired on June 2, 2010, and Bloodstock Research Information Services, as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots and Calder Casino and Video Services, Inc., an owner and operator of more than 800 video poker machines in Louisiana; and (4) Other Investments, which includes Churchill Downs Entertainment Group, United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues from external customers:
Churchill Downs	$89,390	$88,421	$91,530	$90,492
Arlington Park	23,050	25,361	32,088	41,402
Calder	18,294	19,448	21,244	21,632
Fair Grounds	9,898	10,040	26,425	28,728

Total Racing Operations	140,632	143,270	171,287	182,254
Online Business	29,393	20,794	47,350	37,444
Gaming	28,186	15,389	54,518	33,264
Other Investments	2,305	256	2,404	357
Corporate	(4)	328	3	455

Net revenues	$200,512	$180,037	$275,562	$253,774

Intercompany net revenues:
Churchill Downs	$2,428	$2,205	$2,536	$2,205
Arlington Park	919	595	1,343	837
Calder	351	342	375	362
Fair Grounds	8	—	547	580

Total Racing Operations	3,706	3,142	4,801	3,984
Online Business	257	174	421	298
Other Investments	602	525	975	900
Eliminations	(4,565)	(3,841)	(6,197)	(5,182)

Net revenues	$—	$—	$—	$—

Reconciliation of Segment EBITDA to net earnings:
Racing Operations	$49,428	$48,495	$36,565	$37,746
Online Business	4,654	5,227	8,649	8,965
Gaming	6,706	4,825	11,645	11,517
Other Investments	(194)	442	(417)	820
Corporate	(1,311)	(403)	(2,623)	(1,398)

Total EBITDA	59,283	58,586	53,819	57,650
Depreciation and amortization	(11,990)	(7,459)	(22,015)	(14,876)
Interest (expense) income, net	(1,403)	53	(2,550)	(140)
Income tax expense	(18,285)	(20,324)	(10,058)	(16,845)

Earnings from continuing operations	27,605	30,856	19,196	25,789
Discontinued operations, net of income taxes	—	5	(259)	246

Net earnings	$27,605	$30,861	$18,937	$26,035

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings and losses of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Online Business	$(254)	$(272)	$198	$(46)
Other Investments	(36)	(123)	(45)	(27)

	$(290)	$(395)	$153	$(73)

The table below presents total asset information for reported segments (in thousands):

	June 30, 2010	December 31, 2009
Total assets:
Racing Operations	$793,666	$645,933
Online Business	202,159	88,664
Gaming	112,845	107,128
Other Investments	191,105	178,707

	1,299,775	1,020,432
Eliminations	(426,790)	(295,030)

	$872,985	$725,402

The table below presents total goodwill information for reported segments (in thousands):

	June 30, 2010	December 31, 2009
Goodwill:
Racing Operations	$50,401	$50,401
Online Business	128,608	60,563
Gaming	3,127	3,127
Other Investments	1,258	1,258

	$183,394	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Six Months Ended June 30,
	2010	2009
Capital expenditures, net:
Racing Operations	$32,026	$4,008
Online Business	2,550	813
Gaming	15,810	5,989
Other Investments	1,762	158

	$52,148	$10,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RELATED PARTY TRANSACTIONS

During 2009, the Company entered into an agreement with Duchossois Industries, Inc. (“DII”), a related party, for the purchase of real estate adjacent to Arlington Park. DII beneficially owns more than 5% of the Company’s common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and a non-interest bearing promissory note of $24.0 million. During the three months ended June 30, 2010, the Company fully repaid the promissory note balance of $24.0 million in accordance with the original terms of the promissory note.

NOTE 10 – DISSOLUTION OF TRACKNET MEDIA GROUP LLC

During 2007, together with Magna Entertainment Corporation (“MEC”), the Company formed a venture, TrackNet Media Group LLC (“TrackNet”) through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. TrackNet ceased operations during the three months ended June 30, 2010, and each party will now be responsible for buying and selling its own horseracing content. All existing third-party content agreements involving TrackNet were entered into by TrackNet as an agent for each Company-owned and MEC-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, will continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on the Company’s consolidated financial position or results of operations for the three and six months ended June 30, 2010 as a result of ceasing operations.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Acquisition of Youbet

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits (collectively, the “Los Angeles Litigation”), are putative class actions brought on behalf of Youbet’s stockholders. Plaintiffs in the Los Angeles Litigation moved to consolidate the Los Angeles Litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles Litigation all allege that Youbet’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the sale of Youbet. In that regard, the various complaints include, among other things, allegations that the sale of Youbet is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet stockholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the sale of Youbet, was to “lock up” the sale of Youbet, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the sale of Youbet, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the sale of Youbet and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the sale of Youbet, or unspecified damages, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC alleging claims similar to the Los Angeles Litigation. On January 8, 2010, Mr. Balch amended his complaint to add counts asserting that Youbet’s directors breached their fiduciary duties to Youbet stockholders by allegedly failing to disclose material information regarding the sale of Youbet in a preliminary registration statement filed with the Securities and Exchange Commission on December 24, 2009 and that Youbet and the Company aided and abetted such alleged breaches.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 2, 2010, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles Litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on, among other things, defendants’ agreement to include in an amended registration statement certain additional disclosures relating to the sale of Youbet. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation and completion of confirmatory discovery. Pursuant to the memorandum of understanding, an amended registration statement was filed containing the additional agreed disclosures.

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provides, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court. The settlement agreement is subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding and settlement to eliminate the burden and expense of further litigation. On July 14, 2010, plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On July 23, 2010, a hearing regarding preliminary approval of the settlement was held by the court presiding over the Los Angeles Litigation. A further hearing on preliminary approval has been scheduled for August 19, 2010, with any revised preliminary approval papers to be filed on August 19, 2010.

If the settlement is consummated, the Los Angeles Litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of, among other things, all claims relating to the sale of Youbet, the merger agreement and the transactions contemplated therein, disclosures made relating to the sale of Youbet, and any compensation or other payments made to the defendants in connection with the sale of Youbet. The release does not apply to the right of any Youbet stockholder or former Youbet stockholder who has taken the steps required by Delaware law to seek appraisal of his or her Youbet shares from pursuing an appraisal in accordance with Delaware law. Plaintiffs will also receive a release from the defendants with respect to all claims arising out of, relating to, or in connection with the institution, prosecution, assertion or resolution of the lawsuits. The Company will not incur any significant loss or expense as a result of this settlement.

Receipt of Illinois Riverboat Subsidy

During 2009, the Company received a payment of $24.0 million from the Horse Racing Equity Trust Fund (“HRTE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. During the three months ended June 30, 2010, the Company received an additional $12.5 million from the HRTE Trust Fund. The monies have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies continue to be deferred as of June 30, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”). Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities. ASC 810 is effective for calendar year-end companies beginning on January 1, 2010. The Company adopted ASC 810 during the first quarter of 2010 and there was no impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, on-line gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks, costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Florida, Illinois or Louisiana law that impact revenues of racing operations in those states; the presence of wagering facilities of Indiana racetracks near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemens’ groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; our ability to integrate Youbet and other businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010 that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering, an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010 with over 1,200 slot machines. Additionally, a poker room operation opened within the Calder grandstand on October 23, 2009 under the name “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds which operates over 600 slot machines; and

•	Video Services, Inc. (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana;

4.	Other Investments, which includes:

•

United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, OTBs and other pari-mutuel wagering businesses;

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

During the six months ended June 30, 2010, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and, we believe, contributed to a decline in our pari-mutuel handle of 8% during the six months ended June 30, 2010 compared to the same period of 2009 and a decline in our pari-mutuel handle of 5% during the three months ended June 30, 2010 compared to the same period of 2009. During the three and six months ended June 30, 2010, Youbet contributed $35.9 million of handle during its one month of operation. During the three months ended June 30, 2010, Youbet reported a decline in handle of 3% and during the six months ended June 30, 2010, Youbet would have reported a decline in handle of 5%. On a combined, pro forma basis, TwinSpires and Youbet handle would have increased 3% and increased 1%, respectively, for the same periods. Total handle on U.S. thoroughbred racing, according to figures published by Equibase, declined 8% during the six months ended June 30, 2010 compared to the same period of 2009 and declined 6% during the three months ended June 30, 2010 compared to the same period of 2009.

Although there is a growing confidence that global economies, including the U.S. economy, have resumed growth, we believe there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or that the general economic downturn may resume. We believe there is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2010, there was $154.4 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

HullabaLOU Music Festival

On July 23-25, 2010, CDE presented its inaugural event, the HullabaLOU Music Festival (“HullabaLOU”) at Churchill Downs, which featured over 65 entertainers and reported total attendance of more than 78,000 guests. During the six months ended June 30, 2010, CDE recognized expenses of $1.5 million, which were primarily related to HullabaLOU. During the third quarter of 2010, we will report financial results for HullabaLOU, which we estimate will be an EBITDA loss of approximately $5.0 million, which includes expenses recognized during the six months ended June 30, 2010.

Ohio Legislation

On July 19, 2010, the Ohio Lottery Commission voted unanimously to seek a declaratory judgment that it has the authority to authorize the installation of video lottery terminals at each of Ohio’s seven racetracks. It is anticipated that video lottery terminals at one or more of Ohio’s racetracks may be operational during 2011. We believe that video lottery terminals at Ohio racetracks will provide a competitive advantage to those racetracks and may enable them to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle.

Repayment of Related Party Short-Term Borrowing for Land Acquisition

During 2009, we entered into an agreement with Duchossois Industries, Inc. (“DII”), a related party, for the purchase of real estate adjacent to Arlington Park. DII beneficially owns more than 5% of our common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and a non-interest bearing promissory note of $24.0 million. During the three months ended June 30, 2010, we fully repaid the promissory note balance of $24.0 million in accordance with the original terms of the promissory note.

Dissolution of TrackNet Media Group LLC Venture

During 2007, together with Magna Entertainment Corporation (“MEC”), we formed a venture, TrackNet Media Group LLC (“TrackNet”) through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. TrackNet ceased operations during the three months ended June 30, 2010, and each party will now be responsible for buying and selling its own horseracing content. All existing third-party content agreements involving TrackNet were entered into by TrackNet as an agent for each Company-owned and MEC-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, will continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on our consolidated financial position or results of operations for the three and six months ended June 30, 2010 as a result of ceasing operations.

Receipt of Illinois Riverboat Subsidy

During 2009, we received a payment of $24.0 million from the Horse Racing Equity Trust Fund (“HRTE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. During the three months ended June 30, 2010, we received an additional $12.5 million from the HRTE Trust Fund. The monies have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies continue to be deferred as of June 30, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

Youbet.com Merger

On June 2, 2010, we completed our acquisition of Youbet.com, Inc. pursuant to an Agreement and Plan of Merger dated as of November 11, 2009 for an aggregate purchase price of $131.8 million, which consisted of $45.3 million in cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04. The transaction includes the acquisition of the account wagering platform of Youbet and the operations of United Tote, which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, OTBs and other pari-mutuel wagering businesses. The primary reason for the merger was to invest in assets with an expected yield on investment and continue our growth in one of the fastest growing segments of the pari-mutuel industry.

On July 2, 2010, the Company and Youbet entered into an agreement with ODS Technologies, LP (d/b/a TVG) (“ODS”), settling a dispute arising under the License and Content Agreement dated as of May 18, 2001, as subsequently amended and modified, between TVG and ODS (the “Agreement”). As part of the settlement, the Agreement was terminated and the Company received a one-time, non-recurring payment of $1.3 million, which will be recognized as miscellaneous income during the third quarter of 2010.

Impairment of Software

During the three months ended June 30, 2010, we recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. We determined such software would not be utilized as a result of a reassessment of the use of owned technology in connection with our acquisition of Youbet.

Income Taxes

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2007.

During 2005 and 2006, we received approximately $23.5 million of proceeds related to the sale of Personal Seat Licenses (“PSLs”) sold in connection with the renovation of Churchill Downs. The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, we deferred the income for the personal seat licenses over the respective terms of the licenses.

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period we received the proceeds (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment served to increase the amount of the income taxes due for each of the years 2005 and 2006.

On April 14, 2010, we defended our position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, we agreed to change our method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, our taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, we recognized an income tax benefit from continuing operations of $1.6 million during the six months ended June 30, 2010 reflecting a reduction of interest expense previously estimated and recognized during 2009 as a result of the Proposed Audit Adjustment.

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

On November 28, 2009, the effective date of UIGEA regulations was delayed until June 1, 2010. We worked diligently with the National Thoroughbred Racing Association and other interested parties including Visa, MasterCard, and the banking industry, to distinguish ADW businesses from unlawful internet gaming. In preparation for the June 1, 2010 deadline, Visa and MasterCard issued separate bulletins that provided a framework for legal internet gambling transactions. Consistent with the intent of the UIGEA regulations, the legal internet gaming exception included horseracing, lottery, and dog racing transactions. TwinSpires was able to meet the stringent requirements for legal internet gambling certifications by both MasterCard and Visa by the June 1, 2010 deadline. Subsequent to the closing of the Youbet acquisition, we began working to harmonize the certifications for Youbet and TwinSpires, and we are continuing to work with MasterCard, Visa and the banking industry to minimize the impact of UIGEA on our ADW businesses. Although TwinSpires and Youbet have been approved to offer internet gambling transactions under UIGEA by multiple credit card companies and financial institutions, the willingness of issuing banks to accept these transactions is uncertain. We believe that issuing banks’ unwillingness to accept these transactions could have a material, adverse impact on our business, financial condition and results of operations.

Florida

Pursuant to Article X, Section 23 of the Florida Constitution, on January 28, 2008, Miami-Dade County voters approved a local referendum approving existing, licensed, permitted pari-mutuel facilities, including Calder, to operate up to 2,000 slot machines at each location. Under the then-current state law, slot machines were subject to a 50% tax rate. In 2009, the Florida legislature subsequently enacted House Bill 788 (“HB 788”), which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35%, as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period. HB 788 removed wagering limits for poker, and its effective date was contingent upon legislative approval of the Seminole Tribe Compact in Florida. The 2009 Tribal Compact was not approved by the legislature, therefore leaving the tax rate and licensing fees at their original levels.

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact. A provision of SB 622 made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. As a result, the annual license fee was reduced to $2.5 million on July 1, 2010, with an additional reduction to $2.0 million on July 1, 2011. Pursuant to the new Tribal Compact, which was approved by the Florida legislature and the Governor of Florida, the Seminole tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two other casinos in Immokalee and Tampa. All seven tribal casinos are able to continue operating Las Vegas-style slot machines. Other portions of Chapter 2009-170, Laws of Florida, purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, Calder filed a constitutional challenge as to the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23, of the Florida Constitution, is a prohibited act of the Florida legislature and expands the limits set in the constitution for slot machine licenses. The suit is pending in Leon County, Florida.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. filed a suit against the state of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc. (“Tropical Park”), alleging that the Florida statute authorizing the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution and the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statue. The case is pending in Leon County, Florida.

Kentucky

The 2010 session of the Kentucky legislature concluded on April 15, 2010, and several bills impacting gaming in Kentucky were filed. A bill was filed in the Kentucky Senate requiring a constitutional amendment to approve expanded gaming in any form and was defeated on the Senate floor. An additional bill was filed in the Kentucky Senate that would have allowed gaming in counties that conduct thoroughbred racing, with a portion of the proceeds going to purses. The bill would have required both a statewide and local referendum to be effective and would not have reserved any license for Kentucky racetracks. In the House, the Speaker filed a bill permitting video lottery terminals at Kentucky racetracks which was substantially similar to the bills filed in both the regular and special sessions of 2009. House Bill 368 was filed which would have placed an excise tax on ADW wagers made by Kentucky residents. None of these bills became law.

On July 20, 2010, the Kentucky Horseracing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel “Historical Racing” machines (“HRM”). HRMs base their payouts on the results of previously-run races at racetracks across North America. Portions of previously run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals that convert the corresponding wager to “slot like” games. Despite the positive vote from the KHRC, there are questions with regard to the viability of the HRMs in a mature wagering market such as Louisville and the legality of regulations enacted. No decisions will be made on whether to pursue HRMs until both of these questions are answered. A declaratory judgment has been filed in Franklin Circuit Court on behalf of the Commonwealth and all Kentucky racetracks to ensure proper legal authority. Currently, only Oaklawn Park Racetrack and Southland Greyhound Park, both in Arkansas, offer the HRMs.

Illinois

Senate Bill 3146

The state of Illinois is facing a budget shortfall, and legislation supported by Illinois horsemen and racetracks, Senate Bill 3146 (“SB 3146”), would allow electronic gaming at the six Illinois racetracks. This plan could generate up to $400 million in one-time licensing fees and annual tax revenues between $150 million and $300 million for the state of Illinois.

SB 3146 would authorize Arlington Park to operate up to 1,200 gaming positions (slots or video poker) for a license fee of $25,000 per position. SB 3146 would also authorize Quad City Downs, owned by Arlington Park, to operate up to 900 gaming positions (slots or video poker) at an initial licensing fee of $12,500 per position. Gaming taxes would be established at the same rate as riverboat casinos, which currently is a graduated rate that varies from 15% of gross gaming revenues to 50% of gross gaming revenues depending on the level of gross gaming revenues. The next opportunity for passage of SB 3146 will be during the Fall Veto Session of the Illinois legislature, which will be held from November 16 through December 1, 2010.

Horse Racing Equity Trust Fund

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the HRE Trust Fund which is funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. Approximately 60% of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining 40% of monies paid to the HRE Trust Fund are to be distributed to Illinois organizational licensees, pursuant to percentage allocations set forth in Public Act 94-804, for the purpose of improving, maintaining, marketing and operating their racetracks.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. During the three months ended June 30, 2010, we received $12.5 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park. Of the total monies we received, we anticipate $5.2 million will be retained by Arlington Park and $7.3 million will be paid into Arlington Park’s purse account. Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”) allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. Defendant Hawthorne Racecourse LLC moved for dismissal of the administrative appeal while challenging subject matter jurisdiction, and this challenge was rejected by the Circuit Court on April 16, 2010. Briefing on Arlington’s administrative appeal will continue through the end of July 2010, and on August 3, 2010, the matter will be set for oral argument. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 which the IRB had already construed in making its July 14, 2009 decision. The monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the federal lawsuit.

Other Items

On July 12, 2010, the IRB issued Rule 325.60, which limits the amount of host fees paid by ADW businesses to racetracks outside of Illinois to 5% of handle. As a result, TwinSpires and Youbet are not offering certain racetracks’ content to Illinois residents through their wagering platforms.

Louisiana

A resolution calling for a study of the horseracing industry, Senate Concurrent Resolution 130, sponsored by Senator Nick Gautreaux, passed the Louisiana Senate. The resolution urges and requests a joint committee of the Senate and House to meet during the interim “to study and determine whether the Louisiana State Racing Commission is properly regulating the horse racing industry in Louisiana, whether the commission is meeting the stated legislative intent, policy, and purposes as prescribed by Louisiana law, and whether the commission is utilizing the best practices in performing its function.” The resolution mandates that the joint committee submit a written report of its findings to the legislature prior to March 1, 2011.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Racing Operations:
Churchill Downs
Total handle	$431,502	$444,371	$(12,869)	-3%	$446,345	$461,506	$(15,161)	-3%
Net pari-mutuel revenues	$34,189	$35,747	$(1,558)	-4%	$35,914	$37,428	$(1,514)	-4%
Commission %	7.9%	8.0%			8.0%	8.1%
Arlington Park
Total handle	$205,287	$252,405	$(47,118)	-19%	$277,696	$345,394	$(67,698)	-20%
Net pari-mutuel revenues	$20,099	$22,191	$(2,092)	-9%	$29,125	$38,034	$(8,909)	-23%
Commission %	9.8%	8.8%			10.5%	11.0%
Calder
Total handle	$165,883	$195,034	$(29,151)	-15%	$194,527	$225,383	$(30,856)	-14%
Net pari-mutuel revenues	$17,158	$19,130	$(1,972)	-10%	$19,028	$20,995	$(1,967)	-9%
Commission %	10.3%	9.8%			9.8%	9.3%
Fair Grounds
Total handle	$29,935	$31,118	$(1,183)	-4%	$233,995	$288,175	$(54,180)	-19%
Net pari-mutuel revenues	$5,486	$5,516	$(30)	-1%	$20,025	$22,410	$(2,385)	-11%
Commission %	18.3%	17.7%			8.6%	7.8%
Online Business
Total handle	$144,574	$98,358	$46,216	47%	$227,622	$175,104	$52,518	30%
Net pari-mutuel revenues	$27,810	$18,966	$8,844	47%	$44,349	$33,979	$10,370	31%
Commission %	19.2%	19.3%			19.5%	19.4%
Eliminations
Total handle	$(44,051)	$(42,772)	$(1,279)	-3%	$(55,610)	$(56,153)	$543	1%
Net pari-mutuel revenues	$(3,706)	$(3,142)	$(564)	-18%	$(4,801)	$(3,984)	$(817)	-21%
Total
Handle	$933,130	$978,514	$(45,384)	-5%	$1,324,575	$1,439,409	$(114,834)	-8%
Net pari-mutuel revenues	$101,036	$98,408	$2,628	3%	$143,640	$148,862	$(5,222)	-4%
Commission %	10.8%	10.1%			10.8%	10.3%

NM: Not meaningful		U: > 100% unfavorable		F: >100% favorable

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended June 30,		Change
	2010	2009	$	%
Number of thoroughbred live race days	112	118	(6)	-5%
Net pari-mutuel revenues	$101,036	$98,408	$2,628	3%
Gaming revenues	26,905	15,142	11,763	78%
Other operating revenues	72,571	66,487	6,084	9%

Total net revenues from continuing operations	$200,512	$180,037	$20,475	11%

Operating income	$47,224	$51,122	$(3,898)	-8%
Operating income margin	24%	28%
Earnings from continuing operations	$27,605	$30,856	$(3,251)	-11%
Diluted earnings from continuing operations per common share	$1.85	$2.20

Our total net revenues increased $20.5 million primarily as a result of the opening of Calder Casino on January 22, 2010, which generated gaming revenues of $11.7 million during the three months ended June 30, 2010. Other operating revenues increased $6.1 million due primarily to an increase of $2.3 million in admissions and sponsorship revenues from Kentucky Derby week and higher food and beverage revenues of $1.4 million generated at Calder. In addition, other operating revenues increased due to the addition of United Tote revenues, which contributed $2.1 million during its one month of operation during the second quarter of 2010. Net pari-mutuel revenues increased $2.6 million due to the addition of Youbet revenues of $6.6 million for its one month of operation during the second quarter of 2010. In addition, pari-mutuel revenues generated by the continuing growth of TwinSpires increased $2.4 million during the three months ended June 30, 2010. Net pari-mutuel revenues for the Racing Operations segment declined $5.7 million due in part to conducting six fewer live race days during the second quarter of 2010 compared to the same period of 2009. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended June 30,		Change
	2010	2009	$	%
Purse expenses	$39,041	$40,922	$(1,881)	-5%
Depreciation and amortization	11,990	7,459	4,531	61%
Other operating expenses	86,301	68,548	17,753	26%
SG&A expenses	15,956	11,986	3,970	33%

Total	$153,288	$128,915	$24,373	19%

Percent of revenue	76%	72%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily due to expenses of $9.0 million related to the opening of Calder Casino in January 2010, which includes promotional expenditures of $4.3 million, $2.1 million of employee-related costs and $1.2 million of rent expense for slot machines. In addition, we incurred other operating expenses of $6.4 million for the one month of operation of Youbet and United Tote, primarily related to expenditures for racing content.

•

Depreciation and amortization expense increased $4.5 million, primarily reflecting $3.6 million related to capital expenditures incurred for Calder Casino and the amortization of its annual gaming license. Additionally, we incurred depreciation and amortization expense of $0.9 million for the one month of operation of Youbet and United Tote.

•

SG&A expenses increased primarily due to $2.1 million of expenses incurred associated with our acquisition of Youbet. Additionally, we incurred total employee-related costs of $1.6 million at Calder Casino, Youbet and United Tote during the three months ended June 30, 2010.

•

Purse expenses decreased $2.9 million within the Racing Operations segment primarily as a result of lower pari-mutuel revenues, which was partially offset by $1.2 million of purse expense generated by Calder Casino during the three months ended June 30, 2010.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended June 30,		Change
	2010	2009	$	%
Interest income	$17	$264	$(247)	-94%
Interest expense	(1,420)	(211)	(1,209)	U
Equity in loss of unconsolidated investments	(290)	(395)	105	27%
Miscellaneous, net	359	400	(41)	-10%

Other income (expense)	$(1,334)	$58	$(1,392)	U

Income tax provision	$(18,285)	$(20,324)	$2,039	10%
Effective tax rate	40%	40%

Significant items affecting the comparability of other income and expense and income tax provision include:

•

Interest expense increased during the three months ended June 30, 2010 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for the acquisition of Youbet, capital expenditures incurred at Calder Casino and the repayment of the Arlington Park land note.

•

Interest income decreased during the three months ended June 30, 2010 as a result of lower average cash balances due to borrowings made to finance the construction of Calder Casino and the acquisition of Youbet.

•

Equity in losses of unconsolidated investments decreased as a result of $0.1 million of equity losses related to our investment in TrackNet during the three months ended June 30, 2010 compared to $0.2 million of equity losses experienced during the three months ended June 30, 2009. TrackNet ceased operations during the second quarter of 2010.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2010	2009	$	%
Churchill Downs	$91,818	$90,626	$1,192	1%
Arlington Park	23,969	25,956	(1,987)	-8%
Calder	18,645	19,790	(1,145)	-6%
Fair Grounds	9,906	10,040	(134)	-1%

Total Racing Operations	$144,338	$146,412	$(2,074)	-1%
Online Business	29,650	20,968	8,682	41%
Gaming	28,186	15,389	12,797	83%
Other Investments	2,907	781	2,126	F
Corporate Revenues	(4)	328	(332)	U
Eliminations	(4,565)	(3,841)	(724)	-19%

Net Revenues	$200,512	$180,037	$20,475	11%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily as a result of the opening of Calder Casino in January 2010, which operates over 1,200 slot machines. During the three months ended June 30, 2010, Calder Casino recognized total net revenues of $12.8 million. The Fair Grounds slot facility reported total net revenues of $8.6 million during the three months ended June 30, 2010, which was comparable to total net revenues recognized during the same period of the prior year.

During the three months ended June 30, 2010, gross gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming revenues before taxes and promotional deductions but after customer payouts, were $10.7 million, which was comparable to gross gaming revenues of the same period of the prior year. Gross win per unit at Fair Grounds was $194 per machine per day during the three months ended June 30, 2010 which equaled the amount reported per machine per day during the same period of 2009. Calder Casino gross slots gaming revenues were $20.3 million, and gross win per unit was $178 per machine per day during the three months ended June 30, 2010.

•

Online Business revenues increased $8.7 million primarily due to the addition of Youbet revenues of $6.6 million for its one month of operation during the quarter ended June 30, 2010. In addition, revenues increased $2.4 million, or 13%, at TwinSpires, which experienced 14% higher wagering during the three months ended June 30, 2010 compared to the same period of the prior year. This increase was due, in part, to additional racing content acquired during the three months ended June 30, 2010, including that from six racetracks for which ODS Technologies, L.P. (d/b/a TVG), a third-party ADW business, had previously had exclusive rights to the racing content.

•	Other Investments’ revenues increased $2.1 million primarily due to the addition of United Tote revenues of $2.1 million for its one month of operation during the quarter ended June 30, 2010.

•

Racing Operations revenues decreased $2.1 million primarily due to a decline in pari-mutuel revenues at Arlington Park and Calder. Calder revenues declined due to conducting four fewer race days during the three months ended June 30, 2010 compared to the same period of 2009. We believe Arlington Park revenues, particularly those related to export wagering, declined due to competitive pressures, including New Jersey state-subsidized daily purses of $1 million at Monmouth Racetrack. Partially offsetting these declines was an increase in revenues at Churchill Downs due to a strong performance from Kentucky Derby week, despite a one-time reduction in pari-mutuel taxes of $1.7 million recognized during the three months ended June 30, 2009.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Racing Operations	$49,428	$48,495	$933	2%
Online Business	4,654	5,227	(573)	-11%
Gaming	6,706	4,825	1,881	39%
Other Investments	(194)	442	(636)	U
Corporate	(1,311)	(403)	(908)	U

Total EBITDA	$59,283	$58,586	$697	1%

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $1.9 million primarily reflecting $0.9 million of positive EBITDA from Calder Casino during the three months ended June 30, 2010 compared to an EBITDA loss of $0.8 million generated by preopening expenses incurred during the three months ended June 30, 2009. EBITDA at the Fair Grounds slot facility remained consistent at $2.7 million during the three months ended June 30, 2010 compared to the same period of the prior year. VSI EBITDA increased by $0.2 million to $3.1 million contributing favorably to results, despite increased local competition.

•

Racing Operations EBITDA increased $0.9 million and was primarily driven by increased profitability of $3.4 million from Kentucky Derby week as a result of higher pari-mutuel wagering, admissions and sponsorships. Partially offsetting this increase was continued weakness in the pari-mutuel business at Calder and Arlington Park.

•

Online Business EBITDA decreased $0.6 million due to the recognition of a $1.3 million impairment loss at TwinSpires related to a reassessment of the use of certain software in connection with the acquisition of Youbet Partially offsetting this expense was $0.5 million of positive EBITDA contributed by Youbet during its one month of operation during the quarter ended June 30, 2010 and included $0.4 million of costs related to discontinuing certain positions at Youbet.

•

Corporate EBITDA decreased primarily due to the effect of a favorable settlement, which contributed $0.7 million during the quarter ended June 30, 2009, from a dispute regarding consideration due in accordance with a simulcast services contract.

•

Other Investments EBITDA decreased primarily due to expenses of $1.1 million associated with CDE, which will present its initial event, the HullabaLOU Music Festival featuring more than 65 entertainers at Churchill Downs, during the third quarter of 2010. Partially offsetting this decline was a contribution of $0.5 million of positive EBITDA by United Tote during its one month of operation during the quarter ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Number of thoroughbred live race days	167	179	(12)	-7%
Net pari-mutuel revenues	$143,640	$148,862	$(5,222)	-4%
Gaming revenues	52,061	32,652	19,409	59%
Other operating revenues	79,861	72,260	7,601	11%

Total net revenues from continuing operations	$275,562	$253,774	$21,788	9%

Operating income	$30,998	$42,127	$(11,129)	-26%
Operating income margin	11%	17%
Earnings from continuing operations	$19,196	$25,789	$(6,593)	-26%
Diluted earnings from continuing operations per common share	$1.33	$1.84

Our total net revenues increased $21.8 million primarily as a result of the opening of Calder Casino on January 22, 2010, which generated gaming revenues of $19.9 million during the six months ended June 30, 2010. Other operating revenues increased $7.6 million due primarily to an increase of $2.3 million in admissions and sponsorship revenues from Kentucky Derby week and $1.5 million of food and beverage revenues generated at Calder Casino. In addition, other operating revenues increased due to the addition of United Tote revenues of $2.1 million during its one month of operation during the six months ended June 30, 2010. These increases were partially offset by a decrease in pari-mutuel revenues driven primarily by the receipt of $4.3 million in source market fee revenues at Arlington Park during the six months ended June 30, 2009. In addition, Racing Operations conducted twelve fewer live race days during the first six months of 2010 compared to the same period of 2009. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Purse expenses	$55,307	$61,400	$(6,093)	-10%
Depreciation and amortization	22,015	14,876	7,139	48%
Other operating expenses	137,915	110,936	26,979	24%
SG&A expenses	29,327	24,435	4,892	20%

Total	$244,564	$211,647	$32,917	16%

Percent of revenue	89%	83%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $27.0 million primarily due to an increase of $16.7 million related to the opening of Calder Casino in January 2010, which includes promotional expenditures of $7.8 million, $4.3 million of employee-related costs and $2.2 million of rent expense for slot machines. In addition, we incurred other operating expenses of $6.4 million for the one month of operation of Youbet and United Tote, primarily related to expenditures for racing content. Finally, we experienced increased expenses related to racing content within TwinSpires of $3.1 million as a result of regulations passed in several states during late 2009.

•

Depreciation and amortization expense increased $7.1 million, primarily reflecting $6.2 million related to capital expenditures incurred for Calder Casino and the amortization expense of its annual gaming license.

•

SG&A expenses increased $4.9 million primarily due to $3.2 million of expenses incurred that were associated with our acquisition of Youbet. Additionally, we incurred an increase in employee-related costs of $1.6 million at Calder Casino and $0.9 million of employee-related costs at Youbet and United Tote.

•

Purse expenses decreased $6.1 million as a result of the $2.1 million of purse expense associated with the receipt of $4.3 million of source market fees recognized at Arlington Park during the six months ended June 30, 2009. In addition, purse expense further decreased $5.7 million within the Racing Operations segment primarily as a result of lower pari-mutuel revenues. Partially offsetting this decline was $2.0 million of purse expense generated by Calder Casino during the six months ended June 30, 2010.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Interest income	$128	$387	$(259)	-67%
Interest expense	(2,678)	(527)	(2,151)	U
Equity in earnings (loss) of unconsolidated investments	153	(73)	226	F
Miscellaneous, net	653	720	(67)	-9%

Other (expense) income	$(1,744)	$507	$(2,251)	U

Income tax provision	$(10,058)	$(16,845)	$6,787	40%
Effective tax rate	34%	40%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Interest expense increased during the six months ended June 30, 2010 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for capital expenditures at Calder Casino, financing the repayment of a related party note payable and the financing of the acquisition of Youbet.

•

Interest income decreased during the six months ended June 30, 2010 as a result of lower average cash balances due to borrowings made to finance the construction of Calder Casino and the acquisition of Youbet.

•

Equity in earnings (loss) of unconsolidated investments increased primarily as a result of $0.2 million of equity earnings related to our investment in HRTV during the six months ended June 30, 2010 compared to $0.1 million of equity losses experienced during the six months ended June 30, 2009. The improved performance of HRTV related to increased distribution to ADW businesses and lower distribution costs.

•

The income tax provision decreased during the six months ended June 30, 2010 compared to the same period of the prior year as a result of an income tax benefit of $1.6 million reflecting a reduction of interest expense previously estimated to be incurred as a result of the Proposed Audit Adjustment.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Churchill Downs	$94,066	$92,697	$1,369	1%
Arlington Park	33,431	42,239	(8,808)	-21%
Calder	21,619	21,994	(375)	-2%
Fair Grounds	26,972	29,308	(2,336)	-8%

Total Racing Operations	$176,088	$186,238	$(10,150)	-5%
Online Business	47,771	37,742	10,029	27%
Gaming	54,518	33,264	21,254	64%
Other Investments	3,379	1,257	2,122	F
Corporate Revenues	3	455	(452)	-99%
Eliminations	(6,197)	(5,182)	(1,015)	-20%

Net Revenues	$275,562	$253,774	$21,788	9%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily as a result of the opening of Calder Casino in January 2010, which operates over 1,200 slot machines. During the six months ended June 30, 2010, Calder Casino generated total net revenues of $21.7 million. The Fair Grounds slot facility reported total net revenues of $19.1 million during the six months ended June 30, 2010, which was comparable to total net revenues recognized during the same period of the prior year.

During the six months ended June 30, 2010, gross gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming revenues before taxes and promotional deductions but after customer payouts, were $23.6 million, which was comparable to the same period of the prior year. Gross win per unit at Fair Grounds was $215 per machine per day during the six months ended June 30, 2010 compared to $218 per machine per day during the same period of 2009. At Calder Casino, gross gaming revenues were $34.8 million, and gross win per unit was $174 per machine per day during the six months ended June 30, 2010.

•

Online Business revenues increased primarily due to the contribution by Youbet of $6.6 million during its one month of operation during the six months ended June 30, 2010. In addition, revenues increased at TwinSpires by $3.9 million, which experienced expansion in average daily wagering during the six months ended June 30, 2010 compared to the same period of the prior year. This improvement was due, in part, to additional racing content acquired during the six months ended June 30, 2010, including that from six additional racetracks for which ODS Technologies, L.P. (d/b/a TVG), a major competitor of TwinSpires, had previously had exclusive rights to the racing content.

•	Other Investments’ revenues increased $2.1 million primarily due to the addition of United Tote revenues of $2.1 million during its one month of operation during the six months ended June 30, 2010.

•

Racing Operations revenues decreased primarily due to a decline in pari-mutuel revenues at Arlington Park and Fair Grounds. Arlington Park revenues, particularly those related to export wagering, decreased due to the impact of the receipt of $4.3 million in source market fee revenues recognized during the six months ended June 30, 2009 in addition to competitive pressures, including New Jersey state-subsidized daily purses of $1 million at Monmouth Racetrack, which we believe contributed to fuller fields and contributed to less wagering on Arlington Park racing content. Fair Grounds revenues declined due to conducting six fewer race days during the six months ended June 30, 2010 compared to the same period of 2009 and continued economic weakness in the U.S. economy. Partially offsetting these declines was an increase in revenues at Churchill Downs due to a strong performance from Kentucky Derby week, despite a one-time reduction in pari-mutuel taxes of $1.7 million during the six months ended June 30, 2009.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Racing Operations	$36,565	$37,746	$(1,181)	-3%
Online Business	8,649	8,965	(316)	-4%
Gaming	11,645	11,517	128	1%
Other Investments	(417)	820	(1,237)	U
Corporate	(2,623)	(1,398)	(1,225)	-88%

Total EBITDA	$53,819	$57,650	$(3,831)	-7%

Refer to Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Corporate EBITDA declined $1.2 million, which was primarily driven by the effect of a favorable settlement of $0.7 million during the quarter ended June 30, 2009, from a dispute regarding consideration due in accordance with a simulcast services contract.

•

Racing Operations EBITDA declined $1.2 million, which was primarily driven by the receipt of $2.1 million in source market fee revenues, net of purse expense, at Arlington Park during the six months ended June 30, 2009.

•

Other Investments EBITDA decreased $1.2 million primarily due to expenses of $1.5 million associated with CDE, which will present its initial event, the HullabaLOU Music Festival featuring more than 65 entertainers at Churchill Downs, during the third quarter of 2010.

•

Online Business EBITDA decreased $0.3 million due primarily to the recognition of a $1.3 million impairment loss at TwinSpires upon reassessment of the use of certain software in connection with the acquisition of Youbet. Partially offsetting this decline was an increase in EBITDA from continuing growth within TwinSpires and the addition of one month of operation from Youbet.

•

Gaming EBITDA remained consistent reflecting $0.5 million of EBITDA loss from Calder Casino during the six months ended June 30, 2010. Calder Casino experienced higher corporate overhead of $0.9 million during the six months ended June 30, 2010 compared to the same period of the prior year.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,	Change
	2010	2009	$	%
Total assets	$872,985	$725,402	$147,583	20%
Total liabilities	$358,828	$318,380	$40,448	13%
Total shareholders’ equity	$514,157	$407,022	$107,135	26%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in goodwill of $68.0 million and other intangible assets of $22.5 million which are primarily driven by assets acquired in connection with our acquisition of Youbet.

Excluding other assets of $32.3 million acquired in connection with the Youbet acquisition, other significant changes within total assets include increases in cash, restricted cash and other current assets of $6.4 million, $17.4 million and $7.6 million, respectively. The increase in cash balances reflects collections related to 2010 Kentucky Derby billings. Higher restricted cash reflects the receipt of $12.5 million related to the Illinois riverboat subsidy. Finally, other assets increased primarily due to prepayments related to the upcoming HullabaLOU Music Festival, as well as prepayments related to March insurance renewals.

Partially offsetting these increases was a decrease in accounts receivable of $7.4 million, which includes collections of Kentucky Derby-related receivables.

•	Significant changes within total liabilities include decreases in deferred income tax liabilities of $11.8 million in related to reclassifications driven by the acquisition of Youbet.

Excluding other liabilities of $15.9 million assumed in connection with the Youbet acquisition, other significant changes within total liabilities include increases in long-term debt, the deferred riverboat subsidy and accounts payable of $42.4 million, $12.5 million and $12.0 million, respectively. Long-term debt increased reflecting additional borrowings of $45.3 million for the Youbet acquisition and repayment of the Arlington Park land note. The deferred riverboat subsidy increased reflecting the receipt of $12.5 million related to the Illinois riverboat subsidy. Finally, accounts payable increased due to the commencement of the spring meets at Churchill Downs, Arlington Park and Calder.

Partially offsetting these increases was a decrease in deferred revenue of $14.5 million due to the recognition of advance billings related to the 2010 Kentucky Derby and spring meet at Churchill Downs.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
	2010	2009	$	%
Operating activities	$57,886	$65,169	$(7,283)	-11%
Investing activities	$(85,416)	$(12,478)	$(72,938)	U
Financing activities	$38,138	$(50,531)	$88,669	F

•

The decrease in cash provided by operating activities is primarily due to the net impact of $2.1 million related to source market fees at Arlington Park during the six months ended June 30, 2009 and $3.3 million of expenditures incurred related to the acquisition of Youbet during the six months ended June 30 2010. We anticipate that cash flows from operations, including those associated with the acquisition of Youbet, over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The increase in cash used in investing activities during the six months ended June 30, 2010 is primarily attributable to capital expenditures related to the opening of Calder Casino and the purchase of Arlington Park land in addition to the acquisition of Youbet. As of June 30, 2010, we have spent a total of $79.1 million to build Calder Casino.

•

Cash flows from financing activities increased as we borrowed in excess of our repayments on our revolving loan facilities by $42.4 million during the six months ended June 30, 2010, primarily to fund the expansion of our gaming operations and the acquisition of Youbet.

During the six months ended June 30, 2010, there were no material changes in our commitments to make future payments or in our contractual obligations. During the second quarter of 2010, we borrowed under our revolving credit facility to finance the cash portion of the consideration paid in connection with the acquisition of Youbet, which was $45.3 million. In addition, we borrowed $24.0 million under our revolving credit facility to pay the note payable to Duchossois Industries, a related party, which financed the purchase of land at Arlington Park. During the third quarter of 2010, we will fund $2.5 million of annual licensing fees for Calder Casino, as well as make estimated income tax payments. As of June 30, 2010, we were in compliance with the debt covenants of our revolving credit facility.

Recently Issued Accounting Pronouncements

In June 2009, FASB issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”). Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities. ASC 810 is effective for calendar year-end companies beginning on January 1, 2010. We adopted the standard for the six months ended June 30, 2010. There was no impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2010, we had $113.5 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

YOUBET ACQUISITION

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits (collectively, the “Los Angeles Litigation”), are putative class actions brought on behalf of Youbet’s stockholders. Plaintiffs in the Los Angeles litigation moved to consolidate the Los Angeles Litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles Litigation all allege that Youbet’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the sale of Youbet. In that regard, the various complaints include, among other things, allegations that the sale of Youbet is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet stockholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the proposed sale of Youbet, was to “lock up” the sale of Youbet, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the sale of Youbet, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the sale of Youbet and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the sale of Youbet, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC alleging claims similar to the Los Angeles Litigation. On January 8, 2010, Mr. Balch amended his complaint to add counts asserting that Youbet’s directors breached their fiduciary duties to Youbet stockholders by allegedly failing to disclose material information regarding the sale of Youbet in a preliminary registration statement filed with the Securities and Exchange Commission on December 24, 2009 and that Youbet and the Company aided and abetted such alleged breaches.

On March 2, 2010, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles Litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on, among other things, defendants’ agreement to include in an amended registration statement certain additional disclosures relating to the sale of Youbet. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation and completion of confirmatory discovery. Pursuant to the memorandum of understanding, an amended registration statement was filed containing the additional agreed disclosures.

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provides, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court. The settlement agreement is subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. On July 14, 2010, plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On July 23, 2010, a hearing regarding preliminary approval of the settlement was held by the court presiding over the Los Angeles Litigation. A further hearing on preliminary approval has been scheduled for August 19, 2010, with any revised preliminary approval papers to be filed on August 19, 2010.

If the settlement is consummated, the Los Angeles Litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of, among other things, all claims relating to the sale of Youbet, the merger agreement and the transactions contemplated therein, disclosures made relating to the sale of Youbet, and any compensation or other payments made to the defendants in connection with the sale of Youbet. The release does not apply to the right of any Youbet stockholder or former Youbet stockholder who has taken the steps required by Delaware law to seek appraisal of his or her Youbet shares from pursuing an appraisal in accordance with Delaware law. Plaintiffs will also receive a release from the defendants with respect to all claims arising out of, relating to, or in connection with the institution, prosecution, assertion or resolution of the lawsuits. We will not incur any significant loss or expense as a result of this settlement.

CLOVERLEAF

On July 7, 2009, Cloverleaf Enterprises, Inc. (d/b/a Rosecroft Raceway) (“Cloverleaf”) filed a lawsuit styled Cloverleaf Enterprises, Inc. vs. Maryland Thoroughbred Horsemen’s Association, Inc., et. al., (Case No. 09-00459 PM) in the United States Bankruptcy Court, District of Maryland, Greenbelt Division. This adversary proceeding named the Company, Arlington Park and Calder (the “Named CDI Entities”) as defendants, along with TrackNet, certain Maryland thoroughbred entities and other racetracks outside of Maryland. Cloverleaf alleged that the defendants breached simulcast agreements to send audio-visual signals of their live thoroughbred horse races and that certain defendants, including TrackNet, tortiously interfered with simulcast agreements in which Cloverleaf entered. On November 16, 2009, Cloverleaf filed an amended complaint (the “Amended Complaint”) which asserted antitrust claims against certain of the defendants, but not the Company or TrackNet. On December 23, 2009, Cloverleaf dismissed the tortious interference claim against TrackNet, which left only breach of contract claims against TrackNet and the Company. The Company and TrackNet answered the Amended Complaint on January 12, 2010, denying the breach of contract claims.

The Maryland racing defendants subsequently moved to dismiss the Amended Complaint and to withdraw the reference to the bankruptcy court. On February 23, 2010, after the motion to withdraw the reference went unopposed, the adversary proceeding was transferred to the United States District Court, District of Maryland, and assigned Case No. 10-0407 (“RDB”). The Company is vigorously defending against this lawsuit. On May 14, 2010, the Company and TrackNet jointly moved for summary judgment on Cloverleaf’s breach of contract claims against them. Briefing on the motion for summary judgment is complete, and a motions hearing was held on July 29, 2010. The motions hearing also included the Maryland racing defendants’ motion to dismiss. Discovery has not yet begun in the District Court case and no scheduling order has been issued.

FLORIDA QUARTER HORSE TRACK ASSOCIATION, INC.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statues. The case is pending in Leon County, Florida.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2010:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	4/1/10- 4/30/10	—		—	—	—
Period 2	5/1/10- 5/31/10	—		—	—	—
Period 3	6/1/10- 6/30/10	3,550	(1)	$32.80	—	—

		3,550		$32.80	—	—

(1)	Shares of common stock were repurchased from grantee of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 4, 2010	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2010	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

3(ii)	Amended and Restated Bylaws of Churchill Downs Incorporated, effective June 2, 2010	Exhibit 3.1 to Current Report on Form 8-K dated June 2, 2010

10	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010.	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010