Form 10-Q
period 2010-09-30
CHURCHILL DOWNS INC
filed 2010-11-03
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of registrant’s common stock at October 28, 2010 was 16,577,599 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,533	$13,643
Restricted cash	61,101	35,125
Accounts receivable, net of allowance for doubtful accounts of $3,195 in 2010 and $1,024 in 2009	22,472	33,446
Deferred income taxes	8,231	6,408
Other current assets	19,555	16,003

Total current assets	125,892	104,625
Property and equipment, net	465,922	458,222
Goodwill	183,394	115,349
Deferred income taxes	5,373	—
Other intangible assets, net	56,842	34,329
Other assets	12,508	12,877

Total assets	$849,931	$725,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,149	$35,034
Bank overdraft	10,667	3,738
Purses payable	16,223	11,857
Accrued expenses	52,384	46,603
Liabilities associated with assets held for dissolution	1,089	—
Dividends payable	—	6,777
Deferred revenue	17,597	30,972
Income taxes payable	501	1,997
Deferred riverboat subsidy	38,613	23,965
Note payable, related party	—	24,043

Total current liabilities	175,223	184,986
Long-term debt	109,500	71,132
Convertible note payable, related party	14,970	14,655
Other liabilities	20,147	19,137
Deferred revenue	15,532	16,720
Deferred income taxes	—	11,750

Total liabilities	335,372	318,380
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 16,577 shares issued September 30, 2010 and 13,684 shares issued December 31, 2009	234,712	145,423
Retained earnings	279,847	261,599

Total shareholders’ equity	514,559	407,022

Total liabilities and shareholders’ equity	$849,931	$725,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS

for the three and nine months ended September 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$135,744	$100,896	$411,306	$354,670
Operating expenses	117,168	85,344	331,533	272,556
Selling, general and administrative expenses	15,281	13,092	43,937	37,527

Operating income	3,295	2,460	35,836	44,587
Other income (expense):
Interest income	30	393	158	780
Interest expense	(1,625)	(245)	(4,303)	(772)
Equity in loss of unconsolidated investments	(470)	(568)	(317)	(641)
Miscellaneous, net	1,832	322	2,485	1,042

	(233)	(98)	(1,977)	409

Earnings from continuing operations before provision for income taxes	3,062	2,362	33,859	44,996
Income tax benefit (provision)	638	(3,578)	(10,034)	(20,423)

Earnings (loss) from continuing operations	3,700	(1,216)	23,825	24,573
Discontinued operations, net of income taxes:
Loss from operations	(4,389)	(1,109)	(5,577)	(863)

Net (loss) earnings	$(689)	$(2,325)	$18,248	$23,710

Net (loss) earnings per common share data:
Basic
Earnings (loss) from continuing operations	$0.22	$(0.09)	$1.56	$1.75
Discontinued operations	(0.26)	(0.08)	(0.36)	(0.06)

Net earnings (loss)	$(0.04)	$(0.17)	$1.20	$1.69

Diluted
Earnings (loss) from continuing operations	$0.22	$(0.09)	$1.56	$1.75
Discontinued operations	(0.26)	(0.08)	(0.36)	(0.06)

Net earnings (loss)	$(0.04)	$(0.17)	$1.20	$1.69

Weighted average shares outstanding
Basic	16,311	13,587	14,796	13,578
Diluted	16,768	13,587	15,257	14,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$18,248	$23,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,410	22,399
Asset impairment loss	1,598	—
Equity in loss of unconsolidated investments	317	641
Unrealized gain on derivative instruments	(612)	(612)
Share-based compensation	2,388	2,338
Other	1,192	458
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(20,395)	(22)
Accounts receivable	2,099	(2,657)
Other current assets	(1,549)	(394)
Accounts payable	(6,656)	(6,231)
Purses payable	4,367	4,172
Accrued expenses	7,250	4,848
Deferred revenue	11,423	(3,253)
Income taxes payable	(554)	23,273
Other assets and liabilities	1,815	(5,801)

Net cash provided by operating activities	55,341	62,869

Cash flows from investing activities:
Additions to property and equipment	(56,493)	(32,305)
Contingency payment for acquisition of business	—	(3,500)
Acquisition of business, net of cash acquired	(32,408)	—
Purchases of minority investments	(400)	(1,894)
Acquisition of gaming license	(2,750)	(3,250)
Proceeds on sale of property and equipment	16	8
Change in deposit wagering asset	(37)	307

Net cash used in investing activities	(92,072)	(40,634)

Cash flows from financing activities:
Borrowings on bank line of credit	204,260	253,314
Repayments on bank line of credit	(141,849)	(263,454)
Repayment of note payable, related party	(24,043)	—
Change in book overdraft	6,929	(2,041)
Payment of dividends	(6,777)	(6,767)
Repurchase of common stock	(1,354)	(89)
Common stock issued	459	427
Change in deposit wagering liability	(4)	269

Net cash provided by (used in) financing activities	37,621	(18,341)

Net increase in cash and cash equivalents	890	3,894
Cash and cash equivalents, beginning of period	13,643	12,658

Cash and cash equivalents, end of period	$14,533	$16,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,706	$302
Income taxes	$7,014	$6,829
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$86,497	$—
Issuance of common stock in connection with LTIP and restricted stock plans	$2,525	$—

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 111 live racing days during the third quarter of 2010, which compares to 118 live racing days conducted during the third quarter of 2009. For the nine months ended September 30, 2010, the Company conducted 278 live racing days, which compares to 297 live racing days conducted during the nine months ended September 30, 2009.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

During September 2010, the Company committed to a plan to dissolve Churchill Downs Entertainment Group, (“CDE”), an entity created to conceive and produce large-scale entertainment events. The decision was made to dissolve the group because of our belief that achieving financial success conducting large-scale entertainment events is very difficult in the current economy.

Financial Information

CDE, Ellis Park and Hollywood Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net (Loss) Earnings. Set forth below is a summary of the results of operations of the dissolved and sold businesses for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$6,303	$—	$6,303	$—
Operating expenses	11,921	—	12,793	—
Selling, general and administrative expenses	1,389	—	2,060	—

Operating loss	(7,007)	—	(8,550)	—
Other income (expense):
Miscellaneous, net	—	(46)	69	362

	—	(46)	69	362

(Loss) earnings from continuing operations before income tax benefit (provision)	(7,007)	(46)	(8,481)	362
Income tax benefit (provision)	2,618	(1,063)	2,904	(1,225)

Net loss	$(4,389)	$(1,109)	$(5,577)	$(863)

Set forth below is a summary of the net assets held for dissolution, which relate to CDE, as of September 30, 2010 (in thousands):

September 30, 2010
Assets held for dissolution	$—
Current liabilities:
Accrued severance expense	760
Other accrued expenses	329

Liabilities associated with assets held for dissolution	$1,089

NOTE 3 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note on March 30, 2010. As of September 30, 2010, approximately $5.1 million of principal and interest is outstanding in accordance with the Note terms. The Company has determined that the amount outstanding is collectible and that no allowance is deemed necessary as of September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of September 30, 2010, the Company has determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement. Amounts due will be recorded as a gain on the sale of Hoosier Park once collectability is reasonably assured.

NOTE 4 — ACQUISITIONS

Harlow’s Casino Resort & Hotel Acquisition

During September 2010, the Company announced that it had entered into a definitive purchase agreement to acquire Harlow’s Casino Resort & Hotel in Greenville, Mississippi in a transaction valued at approximately $138.0 million. The Company expects to finance the purchase price with borrowings under its revolving credit facility. The transaction is subject to receipt of all required regulatory approvals, including securing a gaming license in Mississippi, obtaining approval from its lenders under the revolving credit facility and other customary closing conditions. Closing is expected to occur during the fourth quarter of 2010 or the first quarter of 2011.

Youbet Acquisition

On June 2, 2010, the Company completed its acquisition of Youbet.com, Inc. (“Youbet”) pursuant to an Agreement and Plan of Merger dated as of November 11, 2009 for an aggregate purchase price of $131.8 million, which consisted of $45.3 million of cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04. The transaction included the acquisition of the account wagering platform of Youbet and the operations of United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, off-track betting facilities (“OTBs”) and other pari-mutuel wagering businesses. The primary reason for the acquisition was to invest in assets with an expected yield on investment and continue the Company’s growth in one of the fastest growing segments of the pari-mutuel industry.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the nine months ended September 30, 2010, the Company recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. The Company determined such software would not be utilized as a result of a reassessment of the use of certain technology in connection with its acquisition of Youbet.

On September 28 and 29, 2010, the Company provided notices to 36 employees that their employment will likely be terminated effective on or around December 3, 2010. The Company also informed 23 other employees that their employment will likely be terminated between December 31, 2010 and January 31, 2011, and informed 5 employees that their employment will likely be terminated during the period of 3 to 12 months after December 31, 2010. Certain of these employees have already received or may receive offers to relocate to another division of the Company at one of the Company’s other facilities.

These employee separations were prompted by the identification of redundancies in the Company’s Online Business as a result of the Company’s merger with Youbet, which was completed on June 2, 2010, and this action is one of the Company’s undertakings to achieve the $12 million in anticipated annualized cost synergies in connection with the Company’s acquisition and integration of Youbet, as previously disclosed. During the three months ended September 30, 2010, in accordance with the terms of a historic, ongoing benefit arrangement, the Company recognized $1.2 million of severance and other benefits costs, which are included within selling, general and administrative expenses in the Condensed Consolidated Statement of Net (Loss) Earnings.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2010	2009
Net revenues	$128,772	$457,724	$440,777
Earnings from continuing operations	(627)	22,362	27,787
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$(0.04)	$1.33	$1.66
Diluted:
Earnings from continuing operations	$(0.04)	$1.33	$1.66
Shares used in computing earnings from continuing operations per common share:
Basic	16,287	16,309	16,278
Diluted	16,287	16,770	16,740

During the three months ended September 30, 2010, Youbet and United Tote contributed total revenues of $25.3 million and earnings before income tax provision of $0.4 million, to the Company’s reported results included in the Condensed Consolidated Statement of Net Earnings. During the nine months ended September 30, 2010, Youbet and United Tote contributed total revenues of $34.0 million and earnings before income tax provision of $0.4 million, to the Company’s reported results included in the Condensed Consolidated Statement of Net Earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — SETTLEMENT WITH ODS

On July 2, 2010, the Company entered into an agreement with ODS Technologies, LP (d/b/a TVG) (“ODS”), settling a dispute arising under the License and Content Agreement dated as of May 18, 2001, as subsequently amended and modified, between TVG and ODS (the “Agreement”). As part of the settlement, the Agreement was terminated and the Company received a one-time, payment of $1.3 million, which was recognized as miscellaneous income during the third quarter of 2010.

NOTE 6 — INCOME TAXES

The Company recently underwent a federal income tax audit for calendar years 2004 through 2008.

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

On April 14, 2010, the Company defended its position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, the Company agreed to change its method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, the Company’s taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, the Company recognized an income tax benefit from continuing operations of $1.6 million during the nine months ended September 30, 2010 reflecting a reduction of interest expense previously estimated and recognized during 2009 as a result of the Proposed Audit Adjustment.

As of September 30, 2010, the Company had gross unrecognized income tax benefits of $2.3 million. Additionally, the Company recognized income tax benefits related to uncertain tax positions of $0.2 million for each of the three and nine months ended September 30, 2010. The Company anticipates a decrease in its unrecognized income tax benefits of approximately $0.5 million over the next twelve months. The anticipated decrease is primarily due to the expiration of statutes in various jurisdictions.

The Company recognizes accrued interest related to unrecognized income tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net (Loss) Earnings. As of September 30, 2010, the Company had accrued $0.2 million of interest related to unrecognized income tax benefits.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments.

NOTE 7 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

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

(Unaudited)

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $2.5 million of the Company’s cash equivalents and restricted cash as of September 30, 2010, which are held in interest bearing accounts, are recorded based on Level 1 inputs. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

(Unaudited)

NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic earnings (loss) from continuing operations per common share:
Earnings (loss) from continuing operations	$3,700	$(1,216)	$23,825	$24,573
Earnings (loss) from continuing operations allocated to participating securities	(100)	—	(707)	(793)

Numerator for basic earnings (loss) from continuing operations per common share	$3,600	$(1,216)	$23,118	$23,780

Numerator for basic net (loss) earnings per common share:
Net (loss) earnings	$(689)	$(2,325)	$18,248	$23,710
Net loss allocated to participating securities	—	—	(542)	(765)

Numerator for basic net (loss) earnings per common share	$(689)	$(2,325)	$17,706	$22,945

Numerator for diluted net (loss) earnings per common share:
Earnings (loss) from continuing operations	$3,700	$(1,216)	$23,825	$24,573
Discontinued operations, net of income taxes	(4,389)	(1,109)	(5,577)	(863)

Net (loss) earnings	$(689)	$(2,325)	$18,248	$23,710

Denominator for net (loss) earnings per common share:
Basic	16,311	13,587	14,796	13,578
Plus dilutive effect of stock options	4	—	8	9
Plus dilutive effect of convertible note	453	—	453	453

Diluted	16,768	13,587	15,257	14,040

(Loss) earnings per common share:
Basic
Earnings (loss) from continuing operations	$0.22	$(0.09)	$1.56	$1.75
Discontinued operations	(0.26)	(0.08)	(0.36)	(0.06)

Net (loss) earnings	$(0.04)	$(0.17)	$1.20	$1.69

Diluted
Earnings (loss) from continuing operations	$0.22	$(0.09)	$1.56	$1.75
Discontinued operations	(0.26)	(0.08)	(0.36)	(0.06)

Net (loss) earnings	$(0.04)	$(0.17)	$1.20	$1.69

Options to purchase approximately 191 thousand shares and 137 thousand shares for the three and nine months ended September 30, 2010 are excluded from the computation of earnings from continuing operations per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase approximately 112 thousand shares for the nine months ended September 30, 2009 are excluded from the computation of earnings from continuing operations per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately eight thousand shares for the three months ended September 30, 2009 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of the net loss from continuing operations for the period. Also, 453 thousand shares issuable upon conversion of notes payable for the three months ended September 30, 2009 are excluded from the computation of diluted net loss from continuing operations per common share since their effect is antidilutive because of the net loss for the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder Race Course, Arlington Park Race Course and its ten OTBs and Fair Grounds Race Course and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Youbet.com, LLC, an ADW business acquired on June 2, 2010, and Bloodstock Research Information Services, as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots and Calder Casino and Video Services, Inc., an owner and operator of more than 800 video poker machines in Louisiana; and (4) Other Investments, which includes United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, Churchill Downs Simulcast Productions and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Furthermore, management believes that the use of these measures enables management and investors to evaluate and compare from period to period the Company’s operating performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key performance measure of financial performance, the Company provides a reconciliation of its calculation of EBITDA to net earnings. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company’s liquidity.

EBITDA of the corporate segment includes approximately $0.5 million of management fees for the three and nine months ended September 30, 2010 related to the dissolution of CDE which is included in discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues from external customers:
Churchill Downs	$5,449	$5,226	$96,979	$95,718
Arlington Park	29,445	33,935	61,533	75,337
Calder	21,604	22,663	42,848	44,295
Fair Grounds	5,942	6,534	32,367	35,262

Total Racing Operations	62,440	68,358	233,727	250,612
Online Business	38,739	17,386	86,089	54,830
Gaming	28,306	14,104	82,824	47,368
Other Investments	6,195	963	8,599	1,320
Corporate	64	85	67	540

Net revenues from external customers	$135,744	$100,896	$411,306	$354,670

Intercompany net revenues:
Churchill Downs	$336	$233	$2,872	$2,438
Arlington Park	1,199	800	2,542	1,637
Calder	557	381	932	743
Fair Grounds	39	11	586	591

Total Racing Operations	2,131	1,425	6,932	5,409
Online Business	112	150	533	448
Other Investments	629	386	1,604	1,286
Eliminations	(2,872)	(1,961)	(9,069)	(7,143)

Net revenues	$—	$—	$—	$—

Reconciliation of Segment EBITDA to net (loss) earnings:
Racing Operations	$1,254	$3,428	$37,819	$41,174
Online Business	5,818	2,802	14,467	11,767
Gaming	7,892	3,884	19,537	15,401
Other Investments	1,792	831	2,918	1,651
Corporate	296	(1,208)	(2,327)	(2,606)

Total EBITDA	17,052	9,737	72,414	67,387
Depreciation and amortization	(12,395)	(7,523)	(34,410)	(22,399)
Interest (expense) income, net	(1,595)	148	(4,145)	8
Income tax benefit (provision)	638	(3,578)	(10,034)	(20,423)

Earnings (loss) from continuing operations	3,700	(1,216)	23,825	24,573
Discontinued operations, net of income taxes	(4,389)	(1,109)	(5,577)	(863)

Net (loss) earnings	$(689)	$(2,325)	$18,248	$23,710

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings and losses of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Online Business	$(543)	$(490)	$(345)	$(536)
Other Investments	73	(78)	28	(105)

	$(470)	$(568)	$(317)	$(641)

The table below presents total asset information for reported segments (in thousands):

	September 30, 2010	December 31, 2009
Total assets:
Racing Operations	$779,390	$645,933
Online Business	197,291	88,664
Gaming	110,316	107,128
Other Investments	190,124	178,707

	1,277,121	1,020,432
Eliminations	(427,190)	(295,030)

	$849,931	$725,402

The table below presents total goodwill information for reported segments (in thousands):

	September 30, 2010	December 31, 2009
Goodwill:
Racing Operations	$50,401	$50,401
Online Business	128,608	60,563
Gaming	3,127	3,127
Other Investments	1,258	1,258

	$183,394	$115,349

The table below presents total capital expenditure information for reported segments (in thousands):

	Nine Months Ended September 30,
	2010	2009
Capital expenditures, net:
Racing Operations	$33,825	$6,497
Online Business	3,842	1,578
Gaming	16,667	23,102
Other Investments	2,159	1,128

	$56,493	$32,305

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS

During 2009, the Company entered into an agreement with The Duchossois Group (“TDG”), a related party, for the purchase of real estate adjacent to Arlington Park. TDG beneficially owns more than 5% of the Company’s common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and a non-interest bearing promissory note of $24.0 million. During the nine months ended September 30, 2010, the Company fully repaid the promissory note balance of $24.0 million in accordance with the original terms of the promissory note.

NOTE 12 – DISSOLUTION OF TRACKNET MEDIA GROUP LLC

During 2007, together with Magna Entertainment Corporation (“MEC”), the Company formed a venture, TrackNet Media Group LLC (“TrackNet”) through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. TrackNet ceased operations during the nine months ended September 30, 2010, and each party will now be responsible for buying and selling its own horseracing content. All existing third-party content agreements involving TrackNet were entered into by TrackNet as an agent for each Company-owned and MEC-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, will continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on the Company’s consolidated financial position or results of operations for the three and nine months ended September 30, 2010 as a result of ceasing operations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The complaints in the Los Angeles Litigation all allege that Youbet’s directors breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the sale of Youbet. In that regard, the various complaints include, among other things, allegations that the sale of Youbet is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet stockholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the sale of Youbet, was to “lock up” the sale of Youbet, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the sale of Youbet, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the sale of Youbet and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the sale of Youbet, or unspecified damages, together with payment of attorneys’ fees and costs.

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

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provides, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court. The settlement agreement is subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding and settlement to eliminate the burden and expense of further litigation. On July 14, 2010, plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On August 19, 2010, the court presiding over the Los Angeles litigation granted preliminary approval to the proposed settlement and scheduled a final approval hearing dated December 20, 2010.

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

Receipt of Illinois Riverboat Subsidy

During 2009, the Company received a payment of $24.0 million from the Horse Racing Equity Trust Fund (“HRTE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. During the nine months ended September 30, 2010, the Company received an additional $14.6 million from the HRTE Trust Fund. The monies have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies continue to be deferred as of September 30, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

NOTE 14 — AMENDMENT OF REVOLVING CREDIT FACILITY

On November 1, 2010, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amends certain provisions of the credit agreement and provides for the exercise of the accordion feature whereby the maximum aggregate commitment will be increased from $275 million to $375 million. Additionally, the Amendment reduces the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. The Company incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which will be capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Generally, borrowings made pursuant to the Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Amendment, the Company agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, on-line gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in those markets in which we operate; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those relevant markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at Indiana and other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the loss of our totalisator companies or their inability to provide us assurance of the reliability of their internal control processes through Statement on Auditing Standards No. 70 audits or to keep their technology current; the need for various alternative gaming approvals in Florida and Louisiana; our accountability for environmental contamination; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; our ability to integrate Youbet and other businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights, Illinois along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans, Louisiana along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010 that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

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

During September 2010, we committed to the dissolution of Churchill Downs Entertainment Group, LLC (“CDE”), which was established in 2009 to conceive and produce large-scale entertainment events. We made the decision to dissolve this group primarily because of our belief that achieving financial success conducting large-scale entertainment events is very difficult in the current economy. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not anticipate further dissolutions of any of our other businesses. The results of operations of CDE have been accounted for as discontinued operations in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Please refer to further sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 as well as our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this dissolution.

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA as key performance measures of the results of operations. Furthermore, we believe that the use of these measures enables us and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Because we use EBITDA as a key performance measure of financial performance, we provide a reconciliation of EBITDA to net earnings. However, these measures should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our liquidity.

During the nine months ended September 30, 2010, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on discretionary spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and, we believe, contributed to a decline in our pari-mutuel handle of 5% during the nine months ended September 30, 2010 compared to the same period of 2009 despite the generation of $139.5 million of handle by Youbet, which was acquired during June 2010. During the three months ended September 30, 2010, our pari-mutuel handle remained consistent compared to the same period of 2009 but reflected the impact of $103.7 million of handle generated by Youbet. During the three months ended September 30, 2010, Youbet reported a decline in handle of 14.5%, and during the nine months ended September 30, 2010, Youbet would have reported a decline in handle of 8.0%. On a combined basis, TwinSpires and Youbet handle would have decreased 4.1% and 0.6%, respectively, for the same periods. Total handle on U.S. thoroughbred racing, according to figures published by Equibase, declined 6% during the three months ended September 30, 2010 compared to the same period of 2009 and declined 7% during the nine months ended September 30, 2010 compared to the same period of 2009.

Although there is a growing confidence that global economies, including the U.S. economy, have resumed growth, we believe there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or that the general economic downturn may resume. We believe there is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2010, there was $157.6 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Amendment of Revolving Credit Facility

On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amends certain provisions of the credit agreement and provides for the exercise of the accordion feature whereby the maximum aggregate commitment will be increased from $275 million to $375 million. Additionally, the Amendment reduces the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. We incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which will be capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013.

Generally, borrowings made pursuant to the Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Amendment, the Company agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio.

Acquisition of Harlow’s Casino Resort & Hotel

During September 2010, we announced that we entered into a definitive purchase agreement to acquire Harlow’s Casino Resort & Hotel in Greenville, Mississippi in a transaction valued at approximately $138.0 million. We expect to finance the purchase price with borrowings under our revolving credit facility. The transaction is subject to receipt of all required regulatory approvals, including securing a gaming license in Mississippi, obtaining approvals from our lenders under the revolving credit facility and other usual and customary closing conditions. Closing is expected to occur during the fourth quarter of 2010 or first quarter of 2011.

Dissolution of CDE

During September 2010, we committed to a plan to dissolve CDE, an entity created to develop and produce large-scale entertainment events. We made the decision to dissolve this group primarily because of our belief that achieving financial success conducting large-scale entertainment events is very difficult in the current economy. During the three and nine months ended September 30, 2010, CDE recognized an operating loss of $7.0 million and $8.5 million, respectively, which includes $0.8 million of severance and other benefits costs related to the dissolution of the entity.

Ohio Legislation

On July 19, 2010, the Ohio Lottery Commission voted unanimously to seek a declaratory judgment that it has the authority to authorize the installation of video lottery terminals at each of Ohio’s seven racetracks and promulgated new rules for the operation of video lottery poker machines at racetracks. It is anticipated that video lottery terminals at one or more of Ohio’s racetracks may be operational during 2011. We believe that video lottery terminals at Ohio racetracks will provide a competitive advantage to those racetracks and may enable them to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size. We believe that fewer starters and lower purses, in turn, may have a negative effect on handle.

Repayment of Related Party Short-Term Borrowing for Land Acquisition

During 2009, we entered into an agreement with The Duchossois Group (“TDG”), a related party, for the purchase of real estate adjacent to Arlington Park. TDG beneficially owns more than 5% of our common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and a non-interest bearing promissory note of $24.0 million. During the nine months ended September 30, 2010, we fully repaid the promissory note balance of $24.0 million in accordance with the original terms of the promissory note.

Dissolution of TrackNet Media Group LLC Venture

During 2007, together with Magna Entertainment Corporation (“MEC”), we formed a venture, TrackNet Media Group LLC (“TrackNet”) through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. TrackNet ceased operations during the nine months ended September 30, 2010, and each party will now be responsible for buying and selling its own horseracing content. All existing third-party content agreements involving TrackNet were entered into by TrackNet as an agent for each Company-owned and MEC-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, will continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on our consolidated financial position or results of operations for the three and nine months ended September 30, 2010 as a result of ceasing operations.

Receipt of Illinois Riverboat Subsidy

During 2009, we received a payment of $24.0 million from the Horse Racing Equity Trust Fund (“HRTE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. During the nine months ended September 30, 2010, we received an additional $14.6 million from the HRTE Trust Fund. The monies have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies continue to be deferred as of September 30, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

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

Settlement with ODS

On July 2, 2010, we entered into an agreement with ODS Technologies, LP (d/b/a TVG) (“ODS”), settling a dispute arising under the License and Content Agreement dated as of May 18, 2001, as subsequently amended and modified, between TVG and ODS (the “ODS Agreement”). As part of the settlement, the ODS Agreement was terminated and the Company received a one-time payment of $1.3 million, which was recognized as miscellaneous income during the three months ended September 30, 2010.

Impairment of Software

During the second quarter of 2010, we recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. We determined such software would not be utilized as a result of a reassessment of the use of owned technology in connection with our acquisition of Youbet.

Income Taxes

We recently underwent federal income tax audits for calendar years 2004 through 2008. During 2005 and 2006, we received approximately $23.5 million of proceeds related to the sale of Personal Seat Licenses (“PSLs”) sold in connection with the renovation of Churchill Downs. The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, we deferred the income for the personal seat licenses over the respective terms of the licenses.

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period we received the proceeds (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment served to increase the amount of the income taxes due for each of the years 2005 and 2006.

On April 14, 2010, we defended our position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, we agreed to change our method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, our taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, we recognized an income tax benefit from continuing operations of $1.6 million during the nine months ended September 30, 2010 reflecting a reduction of interest expense previously estimated and recognized during 2009 as a result of the Proposed Audit Adjustment.

Legislative and Regulatory Changes

Federal

On October 13, 2006, President George W. Bush signed into law The Unlawful Internet Gambling Enforcement Act of 2006 (the “UIGEA”). The UIGEA prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA declares that nothing in the act may be construed to prohibit any activity allowed by the federal Interstate Horseracing Act of 1978 (the “IHA”). The UIGEA also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of the UIGEA within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful Internet gambling, including those activities legal under the IHA. On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009.

On November 28, 2009, the effective date of the UIGEA regulations was delayed until June 1, 2010. We worked diligently with the National Thoroughbred Racing Association and other interested parties including Visa, MasterCard, and the banking industry, to distinguish ADW businesses from unlawful internet gaming. In preparation for the June 1, 2010 deadline, Visa and MasterCard issued separate bulletins that provided a framework for legal internet gambling transactions. Consistent with the intent of the UIGEA regulations, the legal internet gaming exception included horseracing, lottery, and dog racing transactions. TwinSpires was able to meet the stringent requirements for legal internet gambling certifications by both MasterCard and Visa by the June 1, 2010 deadline. Subsequent to the closing of the Youbet acquisition, we began working to harmonize the certifications for Youbet and TwinSpires, and we are continuing to work with MasterCard, Visa and the banking industry to minimize the impact of UIGEA on our ADW businesses. Although TwinSpires and Youbet have been approved to offer internet gambling transactions under UIGEA by multiple credit card companies and financial institutions, the willingness of issuing banks to accept these transactions is uncertain. We believe that issuing banks’ unwillingness to accept these transactions could have a material, adverse impact on our business, financial condition and results of operations.

Florida

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact. A provision of SB 622 made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. As a result, the annual license fee was reduced to $2.5 million on July 1, 2010, and an additional reduction to $2.0 million was established that will be due July 1, 2011. Pursuant to the new Tribal Compact, which was approved by the Florida legislature and the Governor of Florida, the Seminole tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two other casinos in Immokalee and Tampa. All seven tribal casinos are able to continue operating Las Vegas-style slot machines. Other portions of Chapter 2009-170, Laws of Florida, purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, Calder filed a constitutional challenge as to the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23, of the Florida Constitution, is a prohibited act of the Florida legislature and expands the limits set in the constitution for slot machine licenses. The suit is pending in Leon County, Florida.

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

On July 20, 2010, the Kentucky Horseracing Commission (the “KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel “Historical Racing” machines (“HRM”). HRMs base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals that convert the corresponding wager to “slot like” games. Despite the positive vote from the KHRC, there are questions with regard to the viability of the HRMs in a competitive wagering market such as Louisville and the legality of regulations enacted. No decisions will be made on whether to pursue HRMs until both of these questions are answered. A declaratory judgment has been filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. Currently, only Oaklawn Park Racetrack and Southland Greyhound Park, both in Arkansas, offer the HRMs.

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

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. During the three months ended September 30, 2010, we received $14.6 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park. Of the total monies we received, we anticipate $6.1 million will be retained by Arlington Park and $8.5 million will be paid into Arlington Park’s purse account. Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”) allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. Defendant Hawthorne Racecourse LLC moved for dismissal of the administrative appeal while challenging subject matter jurisdiction and this challenge was rejected by the Circuit Court on April 16, 2010. Briefing on Arlington’s administrative appeal was completed in July 2010, and oral argument proceeded on October 19, 2010. The Court set the date of November 10, 2010 to rule on Arlington Park’s administrative appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 which the IRB had already construed in making its July 14, 2009 decision. The IRB and Arlington Park have moved to dismiss Hawthorne’s appeal on subject matter jurisdiction grounds. The motions have been fully briefed and oral argument on the motions to dismiss Hawthorne’s separate appeal is set for December 8, 2010. The monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the federal lawsuit.

Other Items

On July 12, 2010, the IRB issued Rule 325.60, which limits the amount of host fees paid by ADW businesses to racetracks outside of Illinois to 5% of handle. On August 31, 2010, the IRB amended Rule 325.60 to set the maximum host fees paid by ADW businesses to racetracks outside of Illinois to 9% of handle. From July 12, to September 1, 2010 TwinSpires and Youbet did not offer certain racetracks’ content to Illinois residents through their wagering platforms. TwinSpires and Youbet are currently offering all their racetracks’ content to Illinois residents.

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

California

On September 23, 2010, the governor of California signed a bill that approved exchange betting on horseracing by California residents and on California racetracks. The bill does not allow exchange wagering before May 2012 but makes California the first state to approve this type of wagering. Exchange wagering strays from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, which may be accepted by a second customer. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle by Segment

The following table sets forth, for the periods indicated, pari-mutuel financial handle data by our reported segments (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
Racing Operations:
Churchill Downs
Total handle	$40,801	$42,505	$(1,704)	-4%	$487,146	$504,011	$(16,865)	-3%
Net pari-mutuel revenues	$3,557	$3,702	$(145)	-4%	$39,471	$41,130	$(1,659)	-4%
Commission %	8.7%	8.7%			8.1%	8.2%
Arlington Park
Total handle	$251,062	$341,383	$(90,321)	-26%	$528,758	$686,777	$(158,019)	-23%
Net pari-mutuel revenues	$24,359	$29,369	$(5,010)	-17%	$53,484	$67,403	$(13,919)	-21%
Commission %	9.7%	8.6%			10.1%	9.8%
Calder
Total handle	$200,276	$217,006	$(16,730)	-8%	$394,803	$442,389	$(47,586)	-11%
Net pari-mutuel revenues	$20,703	$21,940	$(1,237)	-6%	$39,731	$42,935	$(3,204)	-7%
Commission %	10.3%	10.1%			10.1%	9.7%
Fair Grounds
Total handle	$28,420	$32,186	$(3,766)	-12%	$262,415	$320,361	$(57,946)	-18%
Net pari-mutuel revenues	$5,032	$5,504	$(472)	-9%	$25,057	$27,914	$(2,857)	-10%
Commission %	17.7%	17.1%			9.5%	8.7%
Online Business
Total handle	$193,415	$80,427	$112,988	F	$421,037	$255,531	$165,506	65%
Net pari-mutuel revenues	$36,820	$15,844	$20,976	F	$81,169	$49,823	$31,346	63%
Commission %	19.0%	19.7%			19.3%	19.5%
Eliminations
Total handle	$(22,808)	$(21,498)	$(1,310)	-6%	$(78,418)	$(77,651)	$(767)	-1%
Net pari-mutuel revenues	$(2,130)	$(1,425)	$(705)	-49%	$(6,931)	$(5,409)	$(1,522)	-28%
Total
Handle	$691,166	$692,009	$(843)	—	$2,015,741	$2,131,418	$(115,677)	-5%
Net pari-mutuel revenues	$88,341	$74,934	$13,407	18%	$231,981	$223,796	$8,185	4%
Commission %	12.8%	10.8%			11.5%	10.5%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Number of thoroughbred live race days	111	118	(7)	-6%
Net pari-mutuel revenues	$88,341	$74,934	$13,407	18%
Gaming revenues	27,152	13,841	13,311	96%
Other operating revenues	20,251	12,121	8,130	67%

Total net revenues from continuing operations	$135,744	$100,896	$34,848	35%

Operating income	$3,295	$2,460	$835	34%
Operating income margin	2%	2%
Earnings (loss) from continuing operations	$3,700	$(1,216)	$4,916	F
Diluted earnings (loss) from continuing operations per common share	$0.22	$(0.09)

Our total net revenues increased $34.8 million primarily due to the addition of Youbet, which contributed $19.1 million in net pari-mutuel revenues during the three months ended September 30, 2010. Gaming revenues increased as we opened Calder Casino on January 22, 2010, which generated gaming revenues of $12.2 million during the three months ended September 30, 2010. Other operating revenues increased $8.1 million primarily due to the addition of United Tote, which contributed $5.7 million of revenues during the three months ended September 30, 2010. Partially offsetting these increases was a decline in net pari-mutuel revenues within the Racing Operations segment of $6.9 million during the three months ended September 30, 2010. Arlington Park pari-mutuel revenues, particularly those related to export wagering, decreased due to eight fewer race days conducted during the three months ended September 30, 2010 compared to the same period of the prior year. In addition, we believe competitive pressures, including those resulting from New Jersey gaming-subsidized purses contributed to fuller fields at Monmouth Park and less wagering on Arlington Park and Calder racing content. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating and SG&A expenses (in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Purse expenses	$26,357	$29,336	$(2,979)	-10%
Depreciation and amortization	12,394	7,523	4,871	65%
Other operating expenses	78,417	48,485	29,932	62%
SG&A expenses	15,281	13,092	2,189	17%

Total	$132,449	$98,436	$34,013	35%

Percent of revenue	98%	98%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily due to expenses of $18.2 million incurred by Youbet and United Tote during the three months ended September 30, 2010, which includes simulcasting and tote expenses of $11.0 million and employee-related costs of $4.5 million. In addition, we incurred $7.0 million related to the operation of Calder Casino, which opened during January 2010. These costs include promotional expenditures of $2.8 million, employee-related costs of $2.1 million and $1.0 million of rent expense for slot machines. Finally, we were unfavorably impacted by a prior year insurance recovery of $2.5 million within our Racing Operations at Calder and a prior year real estate tax refund of $2.4 million at Arlington Park during the three months ended September 30, 2009.

•

Depreciation and amortization expense increased $4.9 million, primarily reflecting $2.8 million related to capital expenditures incurred for the construction of Calder Casino. Additionally, we incurred depreciation and amortization expense of $2.4 million related to the operation of Youbet and United Tote during the three months ended September 30, 2010.

•

SG&A expenses increased primarily due to employee-related costs of $3.5 million at Calder Casino, Youbet and United Tote during the three months ended September 30, 2010. Such costs include $1.7 million of one-time charges related to our reorganization of Youbet. Partially offsetting this increase was lower legal expenses of $0.6 million as we incurred costs related to the bankruptcy filing of Magna Entertainment Corporation (“MEC”) and the Illinois riverboat subsidy during the three months ended September 30, 2009. Additionally, we incurred $0.5 million of lower employee-related costs at corporate for the three months ended September 30, 2010.

•

Purse expenses decreased $5.1 million within the Racing Operations segment primarily as a result of lower pari-mutuel revenues as well as a $1.5 million purse supplement made in the prior year to the Kentucky Horsemen’s Benevolent and Protective Association (“KHBPA”). These declines were partially offset by $2.0 million of purse expense generated by Calder Casino during the three months ended September 30, 2010.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Interest income	$30	$393	$(363)	-92%
Interest expense	(1,625)	(245)	(1,380)	U
Equity in loss of unconsolidated investments	(470)	(568)	98	17%
Miscellaneous, net	1,832	322	1,510	F

Other income (expense)	$(233)	$(98)	$(135)	U

Income tax provision	$638	$(3,578)	$4,216	118%
Effective tax rate	-21%	151%

Significant items affecting the comparability of other income and expense and income tax provision include:

•

Interest expense increased during the three months ended September 30, 2010 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for the acquisition of Youbet and capital expenditures incurred at Calder Casino.

•

Interest income decreased during the three months September 30, 2010 as a result of lower average cash balances due to borrowings made to finance the construction of Calder Casino and the acquisition of Youbet.

•

Miscellaneous income increased during the three months ended September 30, 2010 primarily due to the recognition of income related to a settlement with ODS. As part of the settlement, a simulcast service agreement was terminated, and the Company received a one-time payment of $1.3 million.

•

The effective tax rate for the three months ended September 30, 2010 was affected by the recognition of approximately $1.0 million of income tax benefits recorded during the third quarter of 2010 primarily related to the adjustment of permanent differences to reflect positions taken on federal income tax returns. Additionally, during the three months ended September 30, 2009, we recognized $2.3 million of income tax expense related to the Proposed Audit Adjustment of prior year income tax returns by the IRS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Churchill Downs	$5,785	$5,459	$326	6%
Arlington Park	30,644	34,735	(4,091)	-12%
Calder	22,161	23,044	(883)	-4%
Fair Grounds	5,981	6,545	(564)	-9%

Total Racing Operations	$64,571	$69,783	$(5,212)	-7%
Online Business	38,851	17,536	21,315	F
Gaming	28,306	14,104	14,202	F
Other Investments	6,824	1,349	5,475	F
Corporate Revenues	64	85	(21)	-25%
Eliminations	(2,872)	(1,961)	(911)	-46%

Net Revenues	$135,744	$100,896	$34,848	35%

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased $21.3 million primarily due to the addition of Youbet revenues of $19.5 million during the quarter ended September 30, 2010. In addition, net revenues increased $1.8 million, or 10%, at TwinSpires and FAW, which experienced 12% higher wagering during the three months ended September 30, 2010 compared to the same period of the prior year. We believe this increase was in part due to higher wagering on Monmouth Park driven by New Jersey gaming-subsidized purses, which contributed to fuller fields.

•

Gaming segment revenues increased primarily as a result of the commencement of operations of Calder Casino, which operates over 1,200 slot machines, during 2010. During the three months ended September 30, 2010, Calder Casino recognized total net revenues of $13.2 million. The Fair Grounds slot facility reported total net revenues of $8.6 million during the three months ended September 30, 2010, which was $0.6 million higher than total net revenues recognized during the same period of the prior year.

During the three months ended September 30, 2010, gross gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming revenues before taxes and promotional deductions but after customer payouts, were $10.5 million, which was comparable to gross gaming revenues of the same period of the prior year. Gross win per unit at Fair Grounds was $190 per machine per day during the three months ended September 30, 2010 compared to $180 per machine per day during the same period of 2009. Calder Casino gross gaming revenues were $17.9 million, and gross win per unit was $161 per machine per day during the three months ended September 30, 2010.

•	Other Investments’ revenues increased $5.5 million primarily due to the addition of United Tote revenues of $5.7 million during the quarter ended September 30, 2010.

•

Racing Operations revenues decreased $5.2 million primarily due to a decline in pari-mutuel revenues at Arlington Park as we conducted eight fewer race days there. Additionally, we believe Arlington Park and Calder revenues, particularly those related to export wagering, declined due to competitive pressures, including those resulting from New Jersey gaming-subsidized purses at Monmouth Park.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Racing Operations	$1,254	$3,428	$(2,174)	-63%
Online Business	5,818	2,802	3,016	F
Gaming	7,892	3,884	4,008	F
Other Investments	1,792	831	961	F
Corporate	296	(1,208)	1,504	F

Total EBITDA	$17,052	$9,737	$7,315	75%

Refer to Note 10 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $4.0 million primarily reflecting $2.4 million of positive EBITDA generated by Calder Casino during the three months ended September 30, 2010 compared to an EBITDA loss of $0.4 million related to preopening expenses incurred during the three months ended September 30, 2009. EBITDA at the Fair Grounds slot facility was $2.7 million during the three months ended September 30, 2010 and improved $0.6 million over the same period of the prior year driven primarily by higher gaming revenues. VSI EBITDA increased $0.6 million to $2.8 million, which was due, in part, to the operating performance of an OTB that opened during the fourth quarter of 2009.

•

Online Business EBITDA increased $3.0 million primarily due to $1.6 million of positive EBITDA contributed by Youbet during the three months ended September 30, 2010, which included $1.7 million of one-time charges related to the reorganization of Youbet. Youbet’s EBITDA for the three months ended September 30, 2010 included allocated corporate overhead of $0.7 million. In addition, TwinSpires and FAW EBITDA increased $1.4 million in part due to higher wagering on Monmouth Park that we believe was driven by New Jersey gaming-subsidized purses, which contributed to fuller fields.

•	Corporate EBITDA increased primarily due to the effect of a favorable settlement with ODS, which contributed $1.3 million during the quarter ended September 30, 2010.

•	Other Investments EBITDA increased primarily due to the contribution of $1.2 million of positive EBITDA by United Tote during the three months ended September 30, 2010.

•

Racing Operations EBITDA decreased $2.2 million and was primarily driven by $2.5 million in insurance recoveries recognized at Calder and $2.4 million of real estate tax refunds at Arlington Park during the three months ended September 30, 2009. Partially offsetting these decreases was a decrease in purse expense of $1.5 million from a purse supplement made to the KHBPA during the three months ended September 30, 2009 by Churchill Downs. We experienced a decline in Racing Operations EBITDA of $1.0 million related to the deterioration in pari-mutuel business that we believe was caused by a shift in wagering to Monmouth Park as previously mentioned. Lower corporate overhead of $2.2 million was allocated to the Racing Operations during the three months ended September 30, 2010 compared to the same period of the prior year and partially offset these declines.

Discontinued Operations

The following table presents losses from discontinued operations, which includes the results of operations of CDE, Hollywood Park and Ellis Park for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Net revenues	$6,303	$—	$6,303	NM
Operating expenses	11,921	—	11,921	NM
Selling, general and administrative expenses	1,389	—	1,389	NM

Operating loss	(7,007)	—	(7,007)	U
Other income (expense):
Miscellaneous, net	—	(46)	46	F

	—	(46)	46	F

Loss from continuing operations before income tax benefit	(7,007)	(46)	(6,961)	U
Income tax benefit (provision)	2,618	(1,063)	3,681	F

Net loss	$(4,389)	$(1,109)	$(3,280)	U

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Number of thoroughbred live race days	278	297	(19)	-6%
Net pari-mutuel revenues	$231,981	$223,796	$8,185	4%
Gaming revenues	79,213	46,493	32,720	70%
Other operating revenues	100,112	84,381	15,731	19%

Total net revenues from continuing operations	$411,306	$354,670	$56,636	16%

Operating income	$35,836	$44,587	$(8,751)	-20%
Operating income margin	9%	13%
Earnings from continuing operations	$23,825	$24,573	$(748)	-3%
Diluted earnings from continuing operations per common share	$1.56	$1.75

Our total net revenues increased $56.6 million primarily as a result of the operation of Calder Casino, which opened on January 22, 2010 and generated gaming revenues of $32.1 million during the nine months ended September 30, 2010. In addition, net revenues increased due to the addition of Youbet and United Tote of $34.0 million for its four months of operation during the nine months ended September 30, 2010. Pari-mutuel revenues generated by the continuing growth of TwinSpires and FAW increased $5.7 million during the nine months ended September 30, 2010. These increases in net revenues were offset by a decline in Racing Operations revenues driven primarily by the fact that we conducted nineteen fewer live race days during the first nine months of 2010 compared to the same period of 2009. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating and SG&A expenses (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Purse expenses	$81,664	$90,736	$(9,072)	-10%
Depreciation and amortization	34,409	22,399	12,010	54%
Other operating expenses	215,460	159,421	56,039	35%
SG&A expenses	43,937	37,527	6,410	17%

Total	$375,470	$310,083	$65,387	21%

Percent of revenue	91%	87%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $56.0 million primarily due to the recognition of $24.6 million of expenses related to the four months of operation of Youbet and United Tote, which include expenditures incurred to acquire racing content. In addition, we incurred $23.9 million related to the operation of Calder Casino, which includes promotional expenditures of $10.5 million, employee-related costs of $6.4 million and $3.2 million of rent expense for slot machines. Finally, we experienced increased expenses related to acquiring racing content within TwinSpires and FAW of $4.0 million as a result of regulations passed in several states during late 2009.

•

Depreciation and amortization expense increased $12.0 million, primarily reflecting $9.0 million related to capital expenditures incurred to construct Calder Casino. Additionally, we incurred $3.3 million in depreciation and amortization expense related to Youbet and United Tote during its four months of operations during the nine months ended September 30, 2010.

•

SG&A expenses increased $6.4 million primarily due to $3.1 million of expenses incurred that were associated with our acquisition of Youbet. Additionally, we incurred an increase in employee-related costs of $2.3 million at Calder Casino and $3.5 million at Youbet and United Tote. Such costs include $2.1 million of one-time charges related to the reorganization of Youbet. Partially offsetting this increase was lower legal expenses of $0.5 million as we incurred costs related to the bankruptcy filings of MEC and the Illinois riverboat subsidy during the nine months ended September 30, 2009. Finally, there was a decrease of $1.2 million of compensation expense related to our equity compensation and long-term incentive plans for the nine months ended September 30, 2010 compared to the same period of 2009.

•

Purse expenses decreased $9.1 million primarily as a result of a decline of $10.8 million within Racing Operations caused by lower pari-mutuel revenues for the nine months ended September 30, 2010. In addition, purse expense further decreased by $2.1 million due to $4.3 million of source market fees recognized at Arlington Park during the nine months ended September 30, 2009. Partially offsetting this decline was $4.0 million of purse expense generated by Calder Casino during the nine months ended September 30, 2010

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Interest income	$158	$780	$(622)	-80%
Interest expense	(4,303)	(772)	(3,531)	U
Equity in loss of unconsolidated investments	(317)	(641)	324	51%
Miscellaneous, net	2,485	1,042	1,443	F

Other (expense) income	$(1,977)	$409	$(2,386)	U

Income tax provision	$(10,034)	$(20,423)	$10,389	51%
Effective tax rate	30%	45%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Interest expense increased during the nine months ended September 30, 2010 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for capital expenditures at Calder Casino, financing the repayment of a related party note payable and financing of the acquisition of Youbet.

•

Interest income decreased during the nine months ended September 30, 2010 as a result of lower average cash balances due to borrowings made to finance the construction of Calder Casino and the acquisition of Youbet.

•

Miscellaneous income increased primarily due to a settlement with ODS. As part of the settlement, a simulcast services agreement was terminated, and the Company received a one-time payment of $1.3 million.

•

Equity in loss of unconsolidated investments decreased primarily as a result of $0.3 million of equity losses related to our investment in HRTV during the nine months ended September 30, 2010 compared to $0.5 million of equity losses experienced during the nine months ended September 30, 2009. The improved performance of HRTV is primarily due to increased distribution to ADW businesses and lower distribution costs.

•

The effective tax rate decreased during the nine months ended September 30, 2010 compared to the same period of the prior year as a result of an income tax benefit recognized of $1.6 million reflecting a reduction of interest expense previously estimated to be incurred as a result of the Proposed Audit Adjustment. Additionally, we recognized income tax benefits of $1.0 million related to the adjustment of permanent differences to reflect positions taken on federal income tax returns. We also recognized $2.3 million of income tax expense during the nine months ended September 30, 2009 related to the Proposed Audit Adjustment of prior year income tax returns by the IRS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Churchill Downs	$99,851	$98,156	$1,695	2%
Arlington Park	64,075	76,974	(12,899)	-17%
Calder	43,780	45,038	(1,258)	-3%
Fair Grounds	32,953	35,853	(2,900)	-8%

Total Racing Operations	$240,659	$256,021	$(15,362)	-6%
Online Business	86,622	55,278	31,344	57%
Gaming	82,824	47,368	35,456	75%
Other Investments	10,203	2,606	7,597	F
Corporate Revenues	67	540	(473)	-88%
Eliminations	(9,069)	(7,143)	(1,926)	-27%

Net Revenues	$411,306	$354,670	$56,636	16%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily as a result of the operation of Calder Casino, which operates over 1,200 slot machines and opened during January 2010. During the nine months ended September 30, 2010, Calder Casino generated total net revenues of $34.9 million. The Fair Grounds slot facility recognized total net revenues of $27.7 million during the nine months ended September 30, 2010, which was $0.5 million higher than total net revenues recognized during the same period of the prior year.

During the nine months ended September 30, 2010, gross gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming revenues before taxes and promotional deductions but after customer payouts, were $34.0 million, which was comparable to the same period of the prior year. Gross win per unit at Fair Grounds was $207 per machine per day during the nine months ended September 30, 2010 compared to $243 per machine per day during the same period of 2009. At Calder Casino, gross gaming revenues were $52.6 million, and gross win per unit was $169 per machine per day during the nine months ended September 30, 2010.

•

Online Business revenues increased primarily due to the contribution by Youbet of $26.2 million of revenues during its four months of operation during the nine months ended September 30, 2010. In addition, revenues increased at TwinSpires and FAW by $5.2 million, which experienced expansion in average daily wagering during the nine months ended September 30, 2010 compared to the same period of the prior year. This improvement was due, in part, to additional racing content acquired during the nine months ended September 30, 2010, including that from six additional racetracks for which ODS, a major competitor of TwinSpires, previously had exclusive rights. Additionally, we experienced higher wagering on Monmouth Park that we believe was driven by New Jersey gaming-subsidized purses, which contributed to fuller fields.

•

Other Investments’ revenues increased $7.6 million primarily due to the addition of United Tote revenues of $7.8 million during its four months of operation during the nine months ended September 30, 2010.

•

Racing Operations revenues decreased primarily due to a decline in pari-mutuel revenues at Arlington Park and Fair Grounds. Arlington Park revenues, particularly those related to export wagering, decreased due to seven fewer race days conducted during the nine months ended September 30, 2010 compared to the same period of the prior year. In addition, we believe competitive pressures, including those resulting from New Jersey gaming-subsidized purses, contributed to fuller fields at Monmouth Park and less wagering on Arlington Park and Calder racing content. Additionally, Arlington Park, during the nine months ended September 30, 2009, recognized $4.3 million of source market fee revenues related to amounts received from ODS. Fair Grounds revenues declined due to conducting six fewer race days during the nine months ended September 30, 2010 compared to the same period of 2009 and the continued economic weakness in the U.S. economy. Partially offsetting these declines was an increase in revenues at Churchill Downs due to a strong performance from Kentucky Derby week, which more than offset a one-time reduction in pari-mutuel taxes of $1.7 million during the nine months ended September 30, 2009.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Racing Operations	$37,819	$41,174	$(3,355)	-8%
Online Business	14,467	11,767	2,700	23%
Gaming	19,537	15,401	4,136	27%
Other Investments	2,918	1,651	1,267	77%
Corporate	(2,327)	(2,606)	279	11%

Total EBITDA	$72,414	$67,387	$5,027	7%

Refer to Note 10 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $4.1 million, reflecting positive EBITDA of $1.8 million from Calder Casino during the nine months ended September 30, 2010 compared to an EBITDA loss of $1.2 million generated by preopening expenses incurred during the nine months ended September 30, 2009. Calder Casino’s current year EBITDA included allocated corporate overhead of $1.3 million.

•

Online Business EBITDA increased $2.7 million, which is primarily attributable to the generation of $2.1 million by Youbet during its four months of operations during the nine months ended September 30, 2010.

•	Other Investments EBITDA increased $1.3 million primarily due to $1.6 million of EBITDA generated by United Tote during its four months of operations during the nine months ended September 30, 2010.

•

Corporate EBITDA increased $0.3 million and partially reflected a settlement with ODS. As part of the settlement, an underlying simulcast service agreement was terminated, and the Company received a one-time payment of $1.3 million during the nine months ended September 30, 2010. In addition, legal fees decreased $1.1 million during the nine months ended September 30, 2010 as we incurred costs related to the bankruptcy filing of MEC and the Illinois riverboat subsidy during the nine months ended September 30, 2009. Finally, there was a decrease of $1.2 million of compensation expense related to our equity compensation and long-term incentive plans during the nine months ended September 30, 2010 compared to the same period of the prior year. Partially offsetting these increases were additional expenses of $3.1 million related to the Youbet acquisition.

•

Racing Operations EBITDA declined $3.4 million, which was partially driven by the receipt of $2.1 million in source market fee revenues, net of purse expense, at Arlington Park during the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, we recognized $2.5 million in insurance recoveries at Calder and $2.4 million of real estate tax refunds at Arlington Park. Finally, we experienced a decline in Racing Operations of $2.9 million related to the deterioration of pari-mutuel business that we believe is caused by 19 fewer race days and a shift in wagering to Monmouth Park. Partially offsetting these declines was a decrease in purse expense of $1.5 million related to a purse supplement made to the KHBPA during the nine months ended September 30, 2009, a lower allocation of corporate overhead of $2.2 million and higher EBITDA of $3.4 million at Churchill Downs from a strong Derby week performance during the nine months ended September 30, 2010.

Discontinued Operations

The following table presents losses from discontinued operations, which includes the result of operations of CDE, Hollywood Park and Ellis Park for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Net revenues	$6,303	$—	$6,303	NM
Operating expenses	12,793	—	12,793	NM
Selling, general and administrative expenses	2,060	—	2,060	NM

Operating loss	(8,550)	—	(8,550)	NM
Other income (expense):
Miscellaneous, net	69	362	(293)	U

	69	362	(293)	U

(Loss) earnings from continuing operations before income tax benefit (provision)	(8,481)	362	(8,843)	U
Income tax benefit (provision)	2,904	(1,225)	4,129	F

Net loss	$(5,577)	$(863)	$(4,714)	U

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009	Change
			$	%
Total assets	$849,931	$725,402	$124,529	17%
Total liabilities	$335,372	$318,380	$16,992	5%
Total shareholders’ equity	$514,559	$407,022	$107,537	26%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in goodwill of $68.0 million and other intangible assets of $22.5 million, which are primarily driven by assets acquired in connection with our acquisition of Youbet.

Additionally, we acquired other assets totaling $32.3 million in connection with the Youbet acquisition. Other significant changes within total assets include an increase in restricted cash of $20.4 million. The increase in restricted cash reflects the receipt of $14.6 million related to the Illinois riverboat subsidy.

Partially offsetting these increases was a decrease in accounts receivable of $13.7 million, which includes collections of Kentucky Derby-related receivables.

•

We assumed $16.0 million of other liabilities in connection with the Youbet acquisition. Other significant changes within total liabilities include increases in long-term debt and the deferred riverboat subsidy of $38.4 million and $14.6 million, respectively. Long-term debt increased due to borrowings of $45.3 million for the Youbet acquisition and $24.0 million used to repay the Arlington Park land note, partially offset by $31.0 million in repayments funded by cash flows provided by operations. The deferred riverboat subsidy increased, reflecting the receipt of additional monies related to the Illinois riverboat subsidy.

Partially offsetting these increases was a decrease in deferred revenue of $14.5 million due to the recognition of advance billings related to the 2010 Kentucky Derby and the 2010 spring meet at Churchill Downs.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Cash Provided by (used) in:
Operating activities	$55,341	$62,869	$(7,528)	-12%
Investing activities	$(92,072)	$(40,634)	$(51,438)	U
Financing activities	$37,621	$(18,341)	$55,962	F

•

The decrease in cash provided by operating activities is primarily due to operating losses incurred by CDE during the nine months ended September 30, 2010. We anticipate that cash flows from operations, including those associated with the acquisition of Youbet, over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The increase in cash used in investing activities during the nine months ended September 30, 2010 is primarily attributable to capital expenditures related to the construction of Calder Casino and the purchase of Arlington Park land in addition to the acquisition of Youbet. As of September 30, 2010, we have spent a total of $79.3 million to build Calder Casino.

•

Cash flows from financing activities increased as we borrowed in excess of our repayments on our revolving loan facilities by $38.4 million during the nine months ended September 30, 2010, primarily to fund the expansion of our gaming operations and the acquisition of Youbet.

During the nine months ended September 30, 2010, there were several material changes in our commitments to make future payments. During the second quarter of 2010, we borrowed under our revolving credit facility to finance the cash portion of the consideration paid in connection with the acquisition of Youbet, which was $45.3 million. In addition, we borrowed $24.0 million under our revolving credit facility to pay the note payable to Duchossois Industries, a related party, which financed the purchase of land at Arlington Park. During the third quarter of 2010, we funded $2.8 million of annual licensing fees for Calder Casino. We anticipate borrowing $138.0 million during the fourth quarter of 2010 to finance the acquisition of Harlow’s Casino Resort and Hotel. As of September 30, 2010, we were in compliance with the debt covenants of our revolving credit facility.

Credit Facilities and Indebtedness

Second Amended and Restated Credit Agreement

On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amends certain provisions of the credit agreement and provides for the exercise of the accordion feature whereby the maximum aggregate commitment will be increased from $275 million to $375 million. Additionally, the Amendment reduces the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. We also incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which will be capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013.

Generally, borrowings made pursuant to the Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Amendment, we agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes and acquisition needs. The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ending December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2010, we had $110.3 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings, recorded fair value and cash flows by $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The complaints in the Los Angeles Litigation all allege that Youbet’s directors breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the sale of Youbet. In that regard, the various complaints include, among other things, allegations that the sale of Youbet is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by Youbet stockholders is unfair and inadequate; that the merger agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the sale of Youbet, was to “lock up” the sale of Youbet, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the sale of Youbet, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the sale of Youbet and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company has aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is an enjoining of the sale of Youbet, together with payment of attorneys’ fees and costs.

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

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provides, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court. The settlement agreement is subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding and settlement to eliminate the burden and expense of further litigation. On July 14, 2010, plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On August 19, 2010, the court presiding over the Los Angeles litigation granted preliminary approval to the proposed settlement and scheduled a final approval hearing date of December 20, 2010.

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

The Maryland racing defendants subsequently moved to dismiss the Amended Complaint and to withdraw the reference to the bankruptcy court. On February 23, 2010, after the motion to withdraw the reference went unopposed, the adversary proceeding was transferred to the United States District Court, District of Maryland, and assigned Case No. 10-0407 (“RDB”). The Company is vigorously defending against this lawsuit. On May 14, 2010, the Company and TrackNet jointly moved for summary judgment on Cloverleaf’s breach of contract claims against them. Briefing on the motion for summary judgment is complete, and a motions hearing was held on July 29, 2010. The motions hearing also included the Maryland racing defendants’ motion to dismiss. On August 25, 2010, the court granted our motion for summary judgment. On September 20, 2010, Cloverleaf filed a motion to reconsider. We have filed our response opposing this motion. The court has not yet ruled on Cloverleaf’s motion to reconsider.

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

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2010:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	7/1/10- 7/31/10	—		—	—	—
Period 2	8/1/10- 8/31/10	—		—	—	—
Period 3	9/1/10- 9/30/10	11,665	(1)	$34.98	—	—

		11,665		$34.98	—	—

(1)	Shares of common stock were repurchased from grantee of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 3, 2010	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2010	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans. *	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

*	Portions of this agreement have been redacted pursuant to a confidential treatment request filed with the Securities Exchange Commission. Such redacted portions have been marked with an asterisk.