Form 10-K
period 2010-12-31
CHURCHILL DOWNS INC
filed 2011-03-14
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of March 4, 2011, 16,694,869 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2010, (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $400,400,227.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 16, 2011 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 111-116.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

PART I

ITEM 1.	BUSINESS

A.	Introduction

Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing content and technology for consumers and businesses through multiple platforms. We offer gaming products through our casino in Mississippi, our slot and video poker operations in Louisiana and our slot operations in Florida. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

We manage our operations through four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Racecourse (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010 On November 16, 2010, the Youbet customer wagering platform was integrated into the TwinSpire’s platform;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 21 table games and a poker room, a five story, 105-room attached hotel, a 2,600-seat entertainment center, and dining facilities;

•

Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010, with approximately 1,200 slot machines and which includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana.

4.	Other Investments, which includes:

•

United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for North American racetracks, OTBs and other pari-mutuel wagering businesses;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

B.	Acquisition and Development Activity

On December 16, 2010, we completed the acquisition of Harlow’s, a Greenville, Mississippi casino and hotel, for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room hotel, a 2,600-seat entertainment center and three dining facilities.

During 2010, we ceased operations of Churchill Downs Entertainment Group, LLC (“CDE”), which was established in 2009 to conceive and produce large-scale entertainment events. We made the decision to dissolve this group primarily because of our belief that achieving financial success conducting large-scale entertainment events was very difficult in the current economy. The results of operations of CDE have been accounted for as discontinued operations in our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On June 2, 2010, we completed our acquisition of Youbet.com, Inc. pursuant to an Agreement and Plan of Merger dated as of November 11, 2009 for an aggregate purchase price of $131.2 million, which consisted of $45.3 million in cash and approximately 2.7 million shares of the Company’s common stock, which was valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04. The transaction included the acquisition of the account wagering platform of Youbet and the operations of United Tote, which is a leading supplier of equipment and technology that processes pari-mutuel wagers and payouts.

On January 22, 2010, we opened our second slot facility, Calder Casino, which is adjacent to Calder Race Course. This facility offers over 1,200 slot machines in a single-level, 104,000 square foot facility and includes three dining facilities. During November 2008, we opened our permanent slot facility at Fair Grounds in Louisiana.

On May 14, 2010, we ceased operating TrackNet Media Group LLC (“TrackNet”), a joint venture formed with Magna Entertainment Group, LLC (“Magna”), through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. MI Developments (“MID”) is the successor in interest to Magna’s ownership interests. The Company and MID are now responsible for buying and selling its own horseracing content. All existing third-party content agreements involving TrackNet had been entered into by TrackNet as an agent for each Company-owned and MID-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on our financial position or results of operations as a result of TrackNet operations ceasing during 2010.

C.	Live Racing

We conduct live horseracing at Churchill Downs, Calder, Fair Grounds and Arlington Park. The following is a summary of our significant live racing events and a description of our properties.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events. The 2011 Kentucky Derby will offer a minimum $2.0 million in purse money, and the 2011 Kentucky

Oaks will offer a minimum $1.0 million in purse money for the first time, an increase of $0.5 million over the 2010 running of the Kentucky Oaks. The Kentucky Derby is the first race of the annual series of races for 3-year-old thoroughbreds known as the Triple Crown. Calder is home to The Festival of the Sun and the nationally prominent Summit of Speed, offering approximately $1.1 million in total purse money. Arlington Park’s racing meet is highlighted by the Arlington Million, which is run during the International Festival of Racing at Arlington Park, and offers a purse of $1.0 million. Fair Grounds’ Winter Meet during 2010/2011 is highlighted by Louisiana Derby Day, the richest day in Louisiana racing, which is headlined by the $1.0 million Louisiana Derby, a major prep race for the Kentucky Derby.

Churchill Downs will host the Breeders’ Cup World Thoroughbred Championship (“Breeders’ Cup”) in 2011 for a record eighth time. The Breeders’ Cup races will feature total purses of no less than $25.5 million in 2011 and will be broadcast to a worldwide audience in more than 130 countries. These races are held annually for the purpose of determining thoroughbred champions in fourteen different events.

Churchill Downs

The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths ( 7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. Our facility accommodates approximately 52,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites. The facility also includes a state-of-the-art simulcast wagering facility designed to accommodate 1,500 persons, a general admissions area, and food and beverage facilities ranging from concessions to full-service restaurants. The site also has a saddling paddock, accommodations for groups and special events, parking areas for the public and our racetrack and corporate office facilities. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. Additionally, during 2010, the facility added permanent lighting in order to accommodate night racing events.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter ( 3/4) mile dirt track, which is used for training thoroughbreds, at a training facility also located in Louisville. Referred to as Trackside Louisville, this facility provides a base of operation for many horsemen between the Spring and Fall meets and enables us to attract new horsemen to race at Churchill Downs. Trackside Louisville will no longer be available during the winter months due to low usage by the horsemen during those months.

As part of financing improvements to the Churchill facility, in 2002 we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder

The Calder racetrack and improvements (the “Calder facility”) are located in Miami-Dade County, Florida. The Calder facility is adjacent to Sun Life Stadium, home of the Florida Marlins and Miami Dolphins, and consists of approximately 231 acres of land with a one-mile dirt track, a seven-eighths ( 7/8) mile turf track, a training area with a five-eighths ( 5/8) mile training track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admissions area and food and beverage facilities ranging from concessions to full-service restaurants. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder facility also features a saddling paddock, parking areas for the public and office facilities.

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

D.	Simulcast Operations

We generate a significant portion of our pari-mutuel wagering revenues by sending signals of races from our racetracks to other facilities and businesses (“export”) and receiving signals from other racetracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.

Arlington Park conducts on-site simulcast wagering only during live racing meets, while Churchill Downs, Calder and Fair Grounds offer year-round simulcast wagering at the racetracks. The OTBs located in Illinois and Louisiana conduct simulcast wagering year-round.

Effective January 2008, as a result of a Florida court ruling and an agreement with Gulfstream Park, Calder recommenced conducting pari-mutuel wagering on import simulcast signals of other racetracks on a year-round basis. Prior to that time, Calder only conducted import simulcast wagering during its live racing meet.

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

Kentucky Off-Track Betting, LLC

We are a 25% owner of Kentucky Off-Track Betting, LLC (“KOTB”). KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles to an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Commission (“KHRC”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville and Jamestown, Kentucky that conduct simulcast wagering year-round. The OTB located in Pineville, Kentucky closed during the year ended December 31, 2010.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2010 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

E.	Advance Deposit Wagering

We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires. TwinSpires operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, the Twin Spires Club. TwinSpires’ headquarters is located in Mountain View, California. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and we believe that TwinSpires is a key component to the growth of the Company.

On June 2, 2010, we completed our acquisition of Youbet, an ADW business. Initially, Youbet and TwinSpires wagering platforms were operated independently, with separate internet websites and customer wagering support operations. On November 16, 2010, the Youbet customer wagering platform was integrated into TwinSpires which provided customers with the ability to utilize features from both operations at a single, enhanced platform at Twinspires.com.

Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires.

F.	Gaming Operations

On December 16, 2010, we completed the acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room hotel, a 2,600-seat entertainment center and three dining facilities. Harlow’s is located on approximately 78 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi. The property is visible from the highway and is the first gaming facility encountered when crossing the newly constructed Greenville Bridge into Mississippi from Arkansas along U.S. Highway 82.

On January 22, 2010, we opened a slot facility, Calder Casino, which is adjacent to Calder and offers over 1,200 slot machines in a single-level, 104,000 square foot facility and a poker room operation branded “Studz Poker Club”. Calder is the sole thoroughbred racetrack in Miami-Dade County, Florida to offer both live and import simulcast pari-mutuel wagering in addition to a casino facility. The facility offers three dining options, including a buffet dining area, a centrally located bar with a separate casual dining area and a “grab and go” dining option.

During November 2008, we opened our 33,000-square-foot slot facility at Fair Grounds, which operates over 600 slot machines. The facility includes a 180-seat buffet dining area, two additional eateries, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.

VSI is the operator of more than 800 video poker machines at nine OTBs operated by Fair Grounds.

We intend to continue to pursue expanded gaming opportunities with the goal of broadening our market, thereby increasing attendance, gaming revenues and pari-mutuel handle.

G.	Information Services

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

H.	Sources of Revenue

Gaming revenues are primarily generated from slot machines, video poker, poker card room and table games. Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, TwinSpires and OTBs, plus simulcast host fees earned from other wagering sites and source market fees generated from contracts with ADW businesses. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering at our facilities. These other revenues are primarily derived from statutory and/or regulatory requirements in some of the states where our facilities are located and can fluctuate materially year-to-year. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information services and other sources.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

I.	Licenses and Live Race Dates

Horseracing and Pari-Mutuel Wagering

Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Commission (“KHRC”), the Louisiana State Racing Commission (“LSRC”) and the Oregon Racing Commission (“ORC”).

In the United States, interstate pari-mutuel wagering on horseracing is subject to the federal Interstate Horseracing Act of 1978 (“IHA”) and its amendment in 2000. As a result of this statute, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horseracing events to other licensed establishments.

The following table is a summary of our expected 2011 and actual 2010 live thoroughbred racing dates and the number of live racing days for each of our four racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2011			2010
Racetrack	Racing Dates	# of Days		Racing Dates	# of Days
Churchill Downs
Spring Meet	April 30 - July 4	39		April 24 - July 4	42
Fall Meet	Oct. 30 - Nov. 27	21	(1)	Oct. 31 - Nov. 28	21	(1)

		60			63

Calder Race Course
Calder Meet	April 25 - Sept. 30	101		April 24 - Oct. 20	101
Tropical Meet 09/10				Jan. 1 - Jan. 2	2
Tropical Meet 10/11	Jan. 1 - Jan. 4	4		Oct. 21 - Dec. 31	48
Tropical Meet	Oct. 1 - Dec. 2	45

		150			151

Arlington Park	May 6 - Sept. 25	86		April 29 - Sept. 26	91

Fair Grounds
Winter Meet 09/10				Jan. 1 - March 28	53
Winter Meet 10/11	Jan. 1 - March 27	59		Nov. 25 - Dec. 31	26
Winter Meet 11/12	Nov. 24 - Dec. 31	26

		85			79

(1)	2011 and 2010 racing dates of Churchill Downs includes two days related to hosting the Breeders’ Cup.

Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRC. The KHRC is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets and to participate in simulcasting are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. Generally, there is no substantial change from year to year in the racing dates awarded to each racetrack.

In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horseraces but does not approve the specific live race days.

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. On February 28, 2011, Calder filed its race dates request for the 2011-2012 racing season as part of its final dates submission to the Florida DPW. Upon completion of the 2010-2011 racing season, with live horseracing from April 25, 2011 through June 30, 2011, Calder’s 2011-2012 request calls for live racing from July 1, 2011 through December 2, 2011, and from April 9, 2012 through June 30, 2012. Despite one less month of horseracing, Calder plans to conduct approximately the same number race dates in 2011, as compared to 2010.

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

Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted ten days of quarter horseracing in 2010 and plan to offer ten days of quarter horseracing during 2011.

TwinSpires accepts wagers in the state of Oregon where it operates under a multi-jurisdictional simulcasting and interactive wagering totalizator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states such as California, Illinois, Idaho, Maryland, Virginia and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.

The total number of days on which each racetrack conducts live thoroughbred racing fluctuates annually according to each calendar year and the determination of applicable regulatory activities. A substantial change in the allocation of live racing days at any of our four racetracks could significantly impact our operations and earnings in future years.

Gaming

On January 29, 2008, residents of Miami-Dade County passed a referendum allowing Calder to operate up to 2,000 slot machines. The enabling legislation required the DPW to promulgate regulations regarding the licensure and regulation of slot machine operators. The DPW adopted these rules on June 25, 2006. On January 22, 2010, a 104,000 square-foot gaming facility adjacent to Calder featuring over 1,200 slot machines commenced operations.

The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines are maintained by a single gaming control board for the regulation of gaming in Louisiana. This board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs.

The Mississippi Gaming Control Act and regulations issued under such authority govern the conduct of casino gaming in Mississippi. The Mississippi Gaming Commission (“MGC”) is charged with the enforcement of the Mississippi Gaming Control Act and supervises and licenses gaming operators located in Mississippi, including Harlow’s.

J.	Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, web-based interactive gaming and wagering, both legal and illegal, is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

Legalized gaming is currently permitted in various forms in many U.S. states and Canada. Other jurisdictions could legalize gaming in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming opportunities could have a material, adverse impact on our business, financial condition and results of operations.

All of our racetracks face competition in the simulcast market. Approximately 46,000 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 3,800 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. In recent years, this competition has increased as more states legalize gaming, allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs and via our ADW business.

Louisville, Kentucky

Churchill Downs faces competition from freestanding casinos and racetracks which are combined with casinos (“racinos”) in neighboring states. Currently, three Indiana riverboat casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. Additionally, Hoosier Park operates 2,000 slot machines, and Indiana Downs operates 1,900 slot machines. This has resulted in increased purses at those Indiana racetracks.

During 2009, the Ohio legislature and governor took actions toward the implementation of video lottery terminals at Ohio’s racetracks, and Ohio voters passed a referendum to legalize land-based, free-standing casinos in Cincinnati, Columbus, Cleveland and Toledo. We believe that the potential expansion of gaming at Ohio racetracks could provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses. On January 17, 2011, the Mahoning Valley Development Group (“Mahoning Valley”) announced plans for a $300 million project in the Youngstown, Ohio area. The proposal calls for a thoroughbred racetrack, hotel, golf course, retail and entertainment facilities.

Given the proximity of Ohio to Kentucky, these developments may result in Ohio racetracks attracting horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size which, in turn, may have a negative effect on handle. In addition, we believe the opening of four land-based, free-standing casinos in Ohio may likewise have a material, adverse impact on our business, financial condition and results of operations.

Miami, Florida

Calder is surrounded by competitors for consumers’ discretionary income. Calder competes with Gulfstream Park for thoroughbred race fans in the Miami area. This direct competition may adversely and materially impact our business, financial condition and results of operations.

On January 22, 2010, Calder Casino commenced operations and features approximately 1,200 slot machines. This gaming operation competes with three established casinos in Broward County just to the north of Miami-Dade County. We also face competition from Native American casinos, such as the Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for pari-mutuel gaming facilities, Native American casinos, which are not taxed at the same rates, are generally able to spend more money marketing their facilities to consumers.

Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current pari-mutuel taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations.

Chicago, Illinois

Arlington Park competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are ten riverboat casino operations that draw from the Chicago market. The closest of these casinos is the Grand Victoria Casino in Elgin, Illinois, which has the highest wagering activity of all the casinos that compete in the Chicago market. Additionally, Native American gaming operations in Wisconsin may affect Arlington Park. A new casino, closer to Arlington Park, is expected to open in mid-2011 in Des Plaines, Illinois.

New Orleans, Louisiana

Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. Our slot facility houses over 600 slot machines. Harrah’s land-based casino is the largest and closest competitor to Fair Grounds. Fair Grounds also faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.

Greenville, Mississippi

Harlow’s competes in Mississippi with a variety of riverboat and land-based casinos. Our principal local competitors are Lighthouse and Jubilee casinos in Greenville. Harlow’s also faces regional competition from a casino in Lula, Mississippi and from two locations in Arkansas. Both Arkansas locations offer pari-mutuel wagering on live and simulcast racing and other electronic games of skill such as blackjack, video poker, and electronic roulette. In addition, “Historical Racing” machines (“HRM”) are offered at one of the Arkansas locations.

From time to time, potential competitors have proposed the development of additional casinos. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted, and there are a number of additional sites located in the Gulf Coast region that are in various stages of development. Any significant licensure could have a material, adverse impact on our business, financial condition and results of operations.

Advance Deposit Wagering

TwinSpires competes with other ADW businesses for both customers and racing content, and TwinSpires also competes with online gaming sites. Our competitors include, but are not limited to, Betfair Limited d/b/a TVG, MI Development d/b/a XpressBet, Premier Turf Club, Lien Games, AmWest Entertainment, The New York Racing Association, Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.

On June 2, 2010, we completed our acquisition of Youbet, an ADW business. Initially, Youbet and TwinSpires wagering platforms were operated independently, with separate internet websites and customer wagering support operations. On November 16, 2010, the Youbet customer wagering platform was integrated into TwinSpires which provided customers with the ability to utilize features from both operations at a single enhanced platform at Twinspires.com.

In response to increased competition from other gaming options, we continue to search for new sources of revenue. We are focused on increasing the core customer base and developing new customers through new technology, including the development of new ADW businesses, to increase the distribution of racing content, and through developing better identification of existing customers to increase revenues from existing sources. Finally, we continue to seek additional ways to draw new and existing customers to live racing venues. Each of the developments is highly dependent on the regulatory environment and legal developments within federal and individual state jurisdictions.

Totalizator Business

We acquired United Tote through our acquisition of Youbet on June 2, 2010. United Tote provides totalizator services which accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner to patrons who wager on our horseraces. Our competitors are primarily Sportech and AmTote International, Inc. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies. United Tote competes primarily on the basis of the design, performance, reliability and pricing of its products and contract services.

In addition, United Tote has contracts to provide totalizator services to a significant number of North American racetracks, OTBs and other pari-mutuel wagering businesses. Its totalizator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalizator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.

K.	Legislative Changes

Federal

WTO

In 2003, the country of Antigua filed a formal complaint against the United States with the World Trade Organization (“WTO”), challenging the United States’ ability to enforce certain Federal gaming laws (Sections 1084, 1952 and 1955 of Title 18 of the United States Code known as the Wire Act, the Travel Act and the Illegal Gambling Business Act, respectively, and collectively the “Acts”) against foreign companies that were accepting Internet wagers from United States residents. At issue was whether the United States’ enforcement of the Acts against foreign companies violated the General Agreement on Trade in Services (“GATS”). In November 2004, a WTO panel ruled that the United States, as a signatory of GATS, could not enforce the Acts against foreign companies that were accepting Internet wagers from United States residents. The United States appealed the ruling and, in April 2005, the WTO’s appellate body ruled that the United States had demonstrated that the Acts were measures necessary to protect public morals or maintain public order, but that the United States did not enforce the Acts consistently between domestic companies and foreign companies as required by GATS. The WTO’s appellate body specifically referenced the Interstate Horseracing Act of 1978 (the “IHA”), which appeared to authorize domestic companies to accept Internet wagers on horseracing, as being inconsistent with the United States’ stated policy against Internet wagering. In arguments and briefs before the WTO’s appellate body, the United States argued that the Acts, specifically the Wire Act, apply equally to domestic companies and foreign companies and the IHA does not create an exception for domestic companies to accept Internet wagering on horseracing. The WTO’s appellate body did not rule on whether an exception for domestic U.S. companies was created under the IHA, but recommended that the WTO’s Dispute Settlement Body request the United States to bring measures found to be inconsistent with GATS into conformity with its obligations under GATS. The United States was given until April 3, 2006, to bring its policies in line with the ruling, assuming it believed any changes were necessary. On April 10, 2006, the United States delegation to the WTO submitted a brief report to the Chairman of the Dispute Settlement Body (“U.S. Report”) stating that no changes are necessary to bring U.S. policies in line with the ruling. In support of its position, the United States delegation informed the Dispute Settlement Body that on April 5, 2006, the United States Department of Justice confirmed the United States Government position regarding remote wagering on horseracing in testimony before a subcommittee of the United States House of Representatives. According to the U.S. Report, in that testimony, the Department of Justice stated its view that regardless of the IHA, existing criminal statutes prohibit the interstate transmission of bets or wagers, including wagers on horseracing, and informed the subcommittee that it is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. On January 25, 2007, the WTO compliance panel issued its interim finding in response to the U.S. Report and found that the United States has failed to comply with previous WTO rulings regarding restrictions on access to the U.S. Internet gaming market. On March 30, 2007, the final report was issued upholding all lower panel decisions. On May 4, 2007, the United States Trade Representative (the “USTR”) announced that it had initiated the formal process by the United States of withdrawing its GATS commitment to clarify an error that it had made in 1994 by including gambling services in its schedule of commitments. The USTR stated that the United States will use the WTO procedures for clarifying its commitments under the GATS. The USTR also stated that the United States intends to modify its services schedule by clearly defining gambling as an excluded commitment under the GATS. The result of withdrawal would be that the United States would not be obligated to provide foreign providers of gambling services access to the United States market. Under GATS, countries seeking to alter their service trade commitments must compensate trading partners that may potentially be negatively impacted by the change. The U.S. has announced that it compensated certain countries. At this time, the only remaining issue before the WTO appears to be appropriate compensation to affected members of the treaty. The U.S. Government has made offers of compensation to WTO members affected by the decision of the U.S. to rule out any market access commitments regarding cross-border gambling services. In December 2007, the WTO arbitrators awarded Antigua the right to impose sanctions against United States’ intellectual property, including copyrights, trademarks and patents, up to an annual amount of $21.0 million. The arbitrators’ award is not subject to appeal under WTO rules. The USTR has made no specific statement regarding how this will impact interstate gambling in horseracing. One of the options available to Congress and the White House is to prohibit or restrict substantially the conduct of interstate simulcast wagering or advance deposit wagering. If the U.S. government elects to take such an approach (including through any action by the Department of Justice), it will have a material, adverse impact on our business, financial condition and results of operations.

Other Federal Legislation/Regulation

On October 13, 2006, President Bush signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” The UIGEA prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA declares that nothing in the act may be construed to prohibit any activity allowed by the IHA. The UIGEA also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of the UIGEA within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful internet gambling, including those activities legal under the IHA. On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009. Unfortunately, these rules and regulations did not prevent financial firms from blocking all internet gambling transactions even if such activity was legal and, in fact, at least one financial institution issued an initial policy that blocked all internet gambling transactions.

On November 28, 2009, the effective date of the UIGEA regulations was delayed until June 1, 2010. We worked diligently with the National Thoroughbred Racing Association and other interested parties including Visa, MasterCard, and the banking industry, to distinguish ADW businesses from unlawful internet gaming. In preparation for the June 1, 2010, deadline, Visa and MasterCard issued separate bulletins that provided a framework for legal internet gambling transactions. Consistent with the intent of the UIGEA regulations, the legal internet gaming exception included horseracing, lottery, and dog racing transactions. TwinSpires was able to meet the stringent requirements for legal internet gambling certifications by both MasterCard and Visa by the June 1, 2010, deadline. Subsequent to the closing of the Youbet acquisition, we worked to harmonize the certifications for Youbet and TwinSpires, and we are continuing to work with MasterCard, Visa and the banking industry to minimize the impact of UIGEA on our ADW businesses. Although TwinSpires and Youbet have been approved to offer internet gambling transactions under UIGEA by multiple credit card companies and financial institutions, the willingness of issuing banks to accept these transactions is uncertain. While we have not seen a significant increase in credit card declinations, we believe that issuing banks’ unwillingness to accept these transactions could have a material, adverse impact on our business, financial condition and results of operations.

The 111th Congress ended without significant action on internet gambling legislation. Proponents of legalized internet gambling have stated their intention to re-introduce legislation in the 112th Congress to license, regulate, and tax this activity. Representatives John Campbell (R-CA) and Barney Frank (D-MA) are expected to craft a bi-partisan bill that will face significant hurdles in a Republican-controlled House of Representatives. Several state legislatures such as New Jersey, California, Florida, and Iowa are debating proposals that would legalize intrastate internet poker. Should any of these proposals be signed into law, they could have a significant impact on the operations of our existing ADW business.

During May 2009, Representative Barney Frank (D-Mass.) introduced the Internet Gambling Regulation Consumer Protection & Enforcement Act of 2009 (“HR 2267”). HR 2267 is similar to legislation introduced by Representative Frank during the 110th Congress and would establish a federal regulatory and enforcement framework under which internet gambling operators could obtain licenses authorizing them to accept bets and wagers from individuals in the United States. Currently, HR 2267 has 65 co-sponsors. HR 2267 has been referred to the House Financial Services, Energy and Commerce, and Judiciary Committees for further review. The House Financial Services Committee held hearings on HR 2267 on December 3, 2009.

A second piece of legislation introduced by Representative Frank during May 2009 is the Reasonable Prudence in Regulation Act (“HR 2266”), which calls for a one-year delay in the date for compliance with regulations pursuant to the UIGEA, which was passed during 2006. Currently, HR 2266 has 54 co-sponsors. HR 2266 has been referred to the House Financial Services Committee for further review.

Florida

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact. A provision of SB 622 made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. As a result, the annual slots license fee was reduced to $2.5 million on July 1, 2010, and an additional reduction to $2.0 million was established that will be due July 1, 2011. Pursuant to the new Tribal Compact, which was approved by the Florida legislature and the Governor of Florida, the Seminole Tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two other casinos in Immokalee and Tampa. All seven tribal casinos are able to continue operating Las Vegas-style slot machines. Other portions of Chapter 2009-170, Laws of Florida, purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, in a lawsuit styled Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC, (Case No. 2010-CA-2132), Calder challenged the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23, of the Florida Constitution when it expands the limits set in the constitution for slot machine licenses. The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of Appeal.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statues. The case is pending in Leon County, Florida. On March 2, 2011, our Motion to Dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted.

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida slots amendment to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under a constitutional amendment on slot machines and instituting litigation challenging the validity of eligible facilities legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have demanded unspecified damages. We filed a motion to dismiss on March 14, 2011.

Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current pari-mutuel taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations.

Kentucky

On July 20, 2010, the KHRC approved a change in state regulations that would allow racetracks to offer pari-mutuel HRMs, which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Despite the positive vote from the KHRC, there are questions with regard to the viability of the HRMs in a competitive wagering market such as Louisville and the legality of regulations enacted. We will not make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks have filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. Currently, only Oaklawn Park Racetrack, in Arkansas, offers the HRMs.

The KHRC is also considering various ways they believe will improve the safety and integrity of racing. For example, the KHRC in the past has considered adopting a rule that would require Kentucky racetracks, including Churchill Downs, to cease accepting wagers when the horses are beginning to be loaded in the starting gate (commonly referred to as “zero minutes to post”). Furthermore, alternative ideas have been introduced to require ADWs and OTBs to cease accepting wagers at a designated post time and allow continued wagering at the racetracks until the starting gate opens and the race begins. Either change, if adopted by the KHRC, would reduce the time available to wager on each race and could reduce handle. We cannot predict whether the KHRC will adopt either rule; however, adoption of either rule could have a material, adverse impact on our business, financial condition and results of operations.

The Kentucky General Assembly convened for the “short” 2011 session, and the Kentucky House passed legislation that will allow the state to join an interstate horseracing compact. The bill will be sent to the Governor of Kentucky who has indicated that he supports the legislation. The legislation proposes that the interstate horseracing compact would be empowered to pass regulations that would become law in the Commonwealth of Kentucky if ratified/adopted by the KHRC. At this point, we do not know how this legislation, if enacted, would affect our racing business; however, we continue to monitor this bill as it moves through the legislative process.

Legislation was introduced on February 8, 2011, to clarify state regulatory authority over ADW companies. The legislation seeks to provide jurisdiction over wagering made within the Commonwealth of Kentucky. Prior legislation purported to provide jurisdiction over wagers made on Kentucky product regardless of which jurisdiction the wager was located. We anticipate there will be discussion regarding the appropriate tax level for ADW wagering as well.

Illinois

Illinois State Bills

On August 25, 2009, Governor Quinn signed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax on wagers made through an ADW business by Illinois residents, with an additional 0.25% pari-mutuel tax capped at $250,000 for all ADW wagering in the aggregate. On October 13, 2009, in accordance with SB 1298, the IRB issued a license to Churchill Downs Technology Initiatives Company to conduct advanced deposit wagering in Illinois. On January 26, 2010, the IRB approved the initiation of rule making to limit the interstate host fee charged to an Illinois-licensed ADW business to no more than 5%. On July 12, 2010, the IRB issued Rule 325.60, which limits the amount of host fees paid by ADW businesses to racetracks outside of Illinois to 5% of handle. On August 31, 2010, the IRB amended Rule 325.60 to set the maximum host fees paid by ADW businesses to racetracks outside of Illinois to 9% of handle. From July 12 to September 1, 2010 TwinSpires and Youbet did not offer certain racetracks’ content to Illinois residents through their wagering platforms. TwinSpires and Youbet are currently offering all their racetracks’ content to Illinois residents.

In addition, during the spring 2009 legislative session, the Illinois General Assembly passed, and the governor signed, HB 255, which increases sales taxes on candy, grooming products, certain beverages, liquor, beer, license plates and driver’s license fees for the purpose of funding state capital spending initiatives. HB 255 also allows retail liquor establishments, truck stops and fraternal organizations to operate up to five video poker machines, for which tax monies generated from this gaming would also be used for the state capital spending initiatives. Racetracks and OTBs are excluded from the operation of these video poker machines. While the expansion of video poker throughout Illinois may have a negative impact on other current forms of legalized gaming, including pari-mutuel wagering on horseracing, over 60 local governments in Illinois have recently taken action to ban video poker in their communities. On January 26, 2011, a state appellate court ruled that the law was unconstitutional in that it violated the “single subject rule” in the state constitution. The Attorney General is seeking the reversal of the Appellate Court in a filing with the state Supreme Court.

On February 23, 2011, House Bill 3107 was introduced which would authorize Arlington Park to operate up to 1,200 slot or video poker machines and would also authorize Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos would be eligible to increase the number of slot and video poker machines from the current limit of 1,200 machines to 2,000 machines. Under House Bill 3107, gaming taxes would be established at a graduated rate that varies from 10% of gross gaming revenues to 40% of gross gaming revenues depending on the level of gross gaming revenues. At this point, we do not know how this legislation, if enacted, would affect our racing and gaming operations.

Horse Racing Equity Trust Fund

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive up to 15% of adjusted gross receipts earned on an annual basis from the tenth riverboat casino license granted in Illinois. The funds will be distributed to racetracks in Illinois and may be utilized for purses as well as racetrack discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This license may become operable as early as mid-2011. Arlington Park will be entitled to receive 15% of the total funds paid annually by Midwest Gaming LLC into this fund. It is currently not expected that any such amounts would be available for payment to Arlington Park prior to 2011. Moreover, the amount of such payments, if any, cannot be determined at this time.

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). The HRE Trust Fund is to be funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. Approximately 60% of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining monies paid to the HRE Trust Fund are to be distributed to Illinois organizational licensees, pursuant to percentage allocations set forth in Public Act 94-804, for the purpose of improving, maintaining, marketing and operating their racetracks. Such amounts also may be used for backstretch services and capital improvements. Public Act 94-804 expired after two years.

In an effort to prevent implementation of Public Act 94-804, the four Illinois riverboat casinos that met the revenue threshold, and therefore were required to contribute to the HRE Trust Fund, filed a complaint on May 30, 2006, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 06 CH 1294). The complaint alleged that Public Act 94-804 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court ruled in April 2007 that Public Act 94-804 was unconstitutional. The Attorney General appealed to the Illinois Supreme Court, which reversed the ruling of the trial court (Empress Casino Joliet Corp. v. Giannoulias, 231 Ill.2d 62 (2008)). The riverboat casinos requested certiorari from the U.S. Supreme Court and filed a petition to stay payment until final determination was made by that court. On June 8, 2009, the U.S. Supreme Court denied certiorari.

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

The riverboats had paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboat paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed the trial court’s order and on January 21, 2011, the Illinois Appellate Court, Third District, reversed that order, and found that the State was not required to pay such interest. On February 10, 2011, the Illinois racetracks filed a petition for rehearing in the Third District which was denied on February 23, 2011. The racetracks have until March 30, 2011 to petition the Illinois Supreme Court for review.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, et al., 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27, 2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Annual Report on Form 10-K, we received $40.5 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park. Of the total monies we received, we anticipate $17.0 million will be retained by Arlington Park and $23.5 million will be paid into Arlington Park’s purse account.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”)

allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. Defendant Hawthorne Racecourse LLC moved for dismissal of the administrative appeal while challenging subject matter jurisdiction and this challenge was rejected by the Circuit Court on April 16, 2010. The Circuit Court affirmed the decision of the Illinois Racing Board on November 10, 2010, and Arlington has appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. Hawthorne filed its opening brief in this appeal on January 28, 2011. The monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the federal lawsuit.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. Plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal.

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

Host Days

During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB appointed Arlington Park the host track in Illinois during January and February of 2011 for 41 days, which is an increase of 1 day compared to the same period of 2010. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated host track could have a material, adverse impact on our business, financial condition and results of operations.

Louisiana

A resolution calling for a study of the horseracing industry, Senate Concurrent Resolution 130, sponsored by Senator Nick Gautreaux, passed the Louisiana Senate. The resolution urges and requests a joint committee of the Senate and House to meet during the interim “to study and determine whether the Louisiana State Racing Commission is properly regulating the horseracing industry in Louisiana, whether the commission is meeting the stated legislative intent, policy, and purposes as prescribed by Louisiana law, and whether the commission is utilizing the best practices in performing its function.” The resolution mandates that the joint committee submit a written report of its findings to the legislature prior to March 1, 2011.

Mississippi

Legislation was introduced to prohibit smoking in all enclosed facilities, including buildings and vehicles that are owned, leased or operated by the State of Mississippi or any agency or political subdivision therein. The legislation also prohibited smoking in all enclosed public places and places of employment, including casinos, restaurants and hotel rooms. The legislation set forth the procedure to report violators and established the penalty for each violation. On February 9, 2011, the Mississippi Senate passed a significantly limited version of the legislation that only prohibited smoking in government buildings, which is currently not permitted by existing state statute. The legislation is now in the House Public Welfare Committee where it awaits to be called upon by the Committee Chairman for vote.

California

On September 23, 2010, the governor of California signed a bill that approved exchange wagering on horseracing by California residents and on California racetracks. The bill does not allow exchange wagering before May 2012 but makes California the first state to approve this type of wagering. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, including betting that a horse may lose, which may be accepted by a second customer. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

New Jersey

On January 31, 2011, the governor of New Jersey signed a bill that approved exchange betting on horseracing by New Jersey residents on New Jersey racetracks. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, which may be accepted by a second customer. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. In addition, the governor approved a second bill that would allow for single pool wagering. This wager combines all wagers of all bet types into one pool, but payouts are still determined by the amount of money bet on the winning horse or combination of horses.

As of the date of the filing of this Annual Report on Form 10-K, we do not know the impact that the ultimate outcome of these matters could have on our business, financial condition and results of operations.

L.	Environmental Matters

It is not anticipated that we will have any material liability as a result of non-compliance with environmental laws with respect to any of our properties. Compliance with environmental laws has not materially affected our ability to develop and operate our properties, and we are not otherwise subject to any material compliance costs in connection with federal or state environmental laws.

M.	Service Marks and Internet Properties

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter, housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

N.	Employees

As of December 31, 2010, we employed approximately 2,000 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2010, average full-time and seasonal employment per pay period was approximately 3,800 individuals Company-wide.

O.	Internet Access

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the materials with the SEC and are also available at the SEC’s website at www.sec.gov.

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

General economic trends are unfavorable

The recent, severe economic downturn and adverse conditions in local, regional, national and global markets have negatively impacted our operations and will likely continue to do so in the near future. Although there is a growing confidence that the global economies have resumed growth following the recent economic crises, there remains risk that the recovery will be short-lived, that the recovery may not include the industries or markets in which we operate, or the downturn may resume. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.

Our business is sensitive to reductions in consumers’ discretionary spending, which may result from the recent economic conditions, unemployment levels and other changes we cannot accurately predict

Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which have been adversely affected by recent economic conditions and the persistence of elevated levels of unemployment. Further declines in the residential real estate market, higher energy and transportation costs, changes in consumer confidence, increases in individual tax rates, and other factors that we cannot accurately predict may reduce disposable income of our customers. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities and online wagering sites, and may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles. Decreases in consumer discretionary spending could affect us even if it occurs in other markets. For example, reduced wagering levels and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers. Accordingly, any significant loss of customers or decline in wagering could have a material adverse impact on our business, financial condition and results of operations.

We are vulnerable to additional or increased taxes and fees

We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes, and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Moreover, many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. It is not possible to determine with certainty the likelihood of any such changes in tax laws or fee increases, or their administration; however, if enacted, such changes could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to identify and complete acquisition, expansion or divestiture projects on time, on budget or as planned

We expect to pursue expansion, acquisition and divestiture opportunities, and we regularly evaluate opportunities for development, including acquisitions or other strategic corporate transactions which may expand our business operations.

We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition or divestiture candidates and/or development partners, finding buyers, negotiating projects on acceptable terms, and managing and integrating the acquisition or development projects. The integration of new operations and any other properties we may acquire or develop will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating new properties or projects may also interrupt the activities of those businesses, which could have a material, adverse impact on our business, financial condition and results of operations. We cannot assure that any new properties or developments will be completed or integrated successfully.

Management of new properties or business operations, especially those in new lines of business or different geographic areas, may require that we increase our managerial resources. We cannot assure that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or developments.

We may experience difficulty in integrating recent or future acquisitions into our operations

We have completed acquisition transactions in the past and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses, including our recent acquisitions of Youbet and Harlow’s, into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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

Although we perform financial, operational and legal diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses and our ability to continue to operate them successfully and integrate them into our existing operations. In any acquisition we make, we face risks which include:

•	the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;

•	the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers;

•	costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;

•	the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers;

•	the possibility that we may be unable to retain or recruit managers with the necessary skills to manage the acquired businesses; and

•	changes to legal and regulatory guidelines, which may negatively affect acquisitions.

If we are unsuccessful in overcoming these risks, it could have a material adverse impact on our business, financial condition and results of operations.

Any infringement by us on intellectual property rights of others could adversely affect our business, financial condition and results of operations or result in litigation

In the course of our business, we may become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products and services.

Our results may be affected by the outcome of litigation within our industry and the protection and validity of our intellectual property rights. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation surrounding it has the effect of increasing the risks associated with certain of our product offerings, particularly in the area of advance deposit wagering, or ADW. There can be no assurance that we would not become a party to litigation surrounding our ADW business or that such litigation would not cause us to suffer losses or disruption in our business strategy.

We depend on key personnel

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other thinks, the skills and efforts of our senior executives and management team including Robert L. Evans, our President and Chief Executive Officer. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other gaming companies. In addition, certain of our key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find a key employee unsuitable for licensing, we may be required to sever the employee relationship. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

Natural disasters could cause a significant and continued disruption to our operations

Natural disasters could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, Harlow’s, Fair Grounds and its related OTBs and Calder could all be adversely affected by flooding or hurricanes. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, our coverage is subject to deductibles, exclusions and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if their operations are disrupted or faced prolonged closure as a result of natural disasters in the future, or if natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, the disruption could have a material, adverse impact on our business, financial condition and results of operations.

Risks Related to Our Racing Operations

Our racing operations are highly regulated, and changes in the regulatory environment could adversely affect our business

Our racing business is subject to extensive state and local regulation, and we depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana and Florida. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks. However, we may be unable to maintain our existing licenses. The failure to attain, loss of or material change in our racing business licenses, registrations, permits or approvals may materially limit the number of races we conduct, and could have an adverse impact on our business, financial condition and results of operations.

In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. For example, in Illinois the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Failure to designate Arlington Park as “host track” during this period could have an adverse impact on our business, financial condition and results of operations. In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business, financial condition and results of operations.

We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

Economic trends specific to the horse racing industry are unfavorable

Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. These economic trends can impact the financial viability of other industry constituents, making collection of amounts owed to us uncertain For example, during the year ended December 31, 2010, we recognized $1.1 million of bad debt expense, net of purses, resulting from the bankruptcy filing of New York City Off-Track Betting Corporation (“NYCOTB”). During 2009, NYCOTB filed for Chapter 9 bankruptcy and on January 25, 2011, its Chapter 9 bankruptcy case was dismissed by the United States Bankruptcy Court for the Southern District of New York, and NYCOTB ceased operations. We will continue to closely monitor participants’ operational viability within the industry and any related collection issues which could potentially have a material, adverse impact on our business, financial condition or results of operations.

Our racing business faces significant competition, and we expect competition levels to increase

All of our racetracks face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions, and we expect the number of competitors to increase. In addition, as a content provider we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. See Section J, Competition, for further discussion of racing industry competition.

All of our racetracks face competition in the simulcast market. Approximately 46,000 thoroughbred horse races are conducted annually in the United States. Of these races, we host approximately 3,800 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines, at racetracks with mandatory purse contributions.

Calder Race Course faces direct competition from another thoroughbred racetrack in Miami, Florida. The two racetracks are located approximately 6.5 miles apart. Under Florida law, racetracks are permitted to race throughout the year, subject to an annual notification filed with the State of Florida on February 28th of each year. As a result, Calder and the other racetrack, respectively, may independently elect to host live races on the same days. Historically, hosting live races on the same day as the other track has had a material, adverse impact on our business, financial condition and results of operations. On February 28, 2011, Calder filed its race dates request for the 2011-2012 racing season as part of its final dates submission to the Florida DPW. Upon completion of the 2010-2011 racing season, with live horseracing from April 25, 2011 through June 30, 2011, Calder’s 2011-2012 request calls for live racing from July 1, 2011 through December 2, 2011, and from April 9, 2012 through June 30, 2012. Despite one less month of horseracing, Calder plans to conduct approximately the same number of race dates in 2011, as compared to 2010. The impact of the change in our race calendar cannot be predicted at this time, but could have a material, adverse impact on our business, financial condition and results of operations.

Competition from web-based businesses presents additional challenges for our racing business. Unlike most online and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both their continued operations and expansion. Our racing business also faces significantly greater costs in operating our racing business compared to costs borne by these gaming companies. Our racing business cannot offer the same number of gaming options as online and Internet-based gaming companies. Many online and web-based gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material, adverse impact on our business, financial condition and results of operations.

The popularity of horse racing is declining

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above and unwillingness of customers to travel a significant distance to racetracks. According to Equibase, pari-mutuel handle in the U.S. declined 9.9% between 2009 and 2008 and declined 7.3% during 2010 compared to the same period in 2009. We believe lower interest in racing may have a negative impact on revenues and profitability in our racing business, as well as our ADW business, which is dependent on racing content provided by our racing business and other track operators. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material, adverse impact on our business, financial condition and results of operations.

Our racing business is geographically concentrated and experiences significant seasonal fluctuations in operating results

We conduct our racing business at four racetracks: Churchill Downs, Calder, Fair Grounds and Arlington Park. A significant portion of our racing revenues are generated by two events, the Kentucky Derby and the Kentucky Oaks. If a business interruption were to occur and continue for a significant length of time at any of our four racetracks, particularly one occurring at Churchill Downs at a time that would affect the Kentucky Derby or Kentucky Oaks, it could have a material, adverse impact on our business, financial condition and results of operations.

In addition, we experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we are able to offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races, including the Kentucky Derby and Kentucky Oaks, could have a material, adverse impact on our business, financial condition and results of operations.

We may not be able to attract a sufficient number of horses and trainers to achieve full field horseraces

We believe that patrons prefer to wager on races with a sufficient number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horseraces. Our ability to attract full fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases such as the neurologic form of Equine Herpes Virus-I and Strangles. If any of our racetracks is faced with a sustained outbreak of a contagious equine disease, it would have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks and a competitive purse structure, our profitability could also decrease.

We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. For example, Churchill Downs and Arlington Park are experiencing heightened competition from racinos in Indiana, Pennsylvania, Delaware and West Virginia whose purses are supplemented by gaming revenues. In addition, New York has passed legislation authorizing video lottery terminals at New York racetracks. Ohio has authorized four land-based casinos by voter referendum and video lottery terminals at Ohio racetracks through executive order.

Our failure to attract full fields could have a material, adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing

Since horseracing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, storms, tornadoes and hurricanes, could cause events to be cancelled and/or attendance to be lower, resulting in reduced wagering. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur and continue for a significant length of time, at any of our racetracks, it could have a material, adverse impact on our business, financial condition and results of operations.

We depend on agreements with industry constituents including horsemen and other racetracks

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the “Horsemen’s Groups”). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their Horsemen’s Groups typically provide that those racetracks must receive consent from the Horsemen’s Groups before we can accept wagers on their races. For example, from time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, and the Kentucky Horsemen’s

Benevolent and Protective Association (“KHBPA”) have withheld their consent to send or receive racing signals among racetracks. Further, the IHA and various state laws, require that we have written agreements with Horsemen’s Groups at our racetracks in order to simulcast races on an export basis. In addition, our simulcasting agreements are generally subject to the consent of these Horsemen’s Groups. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material, adverse impact on our business, financial condition and results of operations.

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

It is not certain that we will be able to maintain agreements with, or to obtain required consent from, Horsemen’s Groups. We are in the process of negotiating formal agreements with the applicable Horsemen’s Groups at Fair Grounds, Calder and Arlington Park, but are currently operating without formal agreements in place. The agreements with Horsemen’s Groups at Fair Grounds, Calder and Arlington Park expired on November 5, 2009, January 4, 2011 and September 26, 2010, respectively. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.

In addition, we have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities. From time to time, we are unable to reach agreements. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our locations. The inability to distribute our racing content could have a material, adverse impact on our business, financial condition and results of operations.

Ownership and development of real estate requires significant expenditures and is subject to risk

Our racing operations require us to own extensive real estate holdings. All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local and national real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. The real estate industry is also capital intensive and sensitive to interest rates. Further, significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property, which expenditures negatively impact our operating results.

In addition, we are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Environmental laws and regulations could hold us responsible for the cost of cleaning up hazardous materials contaminating real property that we own or operate (or previously owned or operated) or properties at which we have disposed of hazardous materials, even if we did not cause the contamination. If we fail to comply with environmental laws or if contamination is discovered, a court or government agency could impose severe penalties or restrictions on our operations or assess us with the costs of taking remedial actions.

Our business depends on utilizing and providing totalizator services

Our customers utilize information provided by United Tote which accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horseraces. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horseracing.

In addition, United Tote has contracts to provide totalizator services to a significant number of North American racetracks, OTBs and other pari-mutuel wagering businesses. Its totalizator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalizator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.

Risks Related to Our Gaming Business

Our gaming business is highly regulated

Our gaming operations exist at the discretion of the states where we conduct business, and are subject to extensive state and local regulation. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. While we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our gaming facilities, we cannot assure you that we will be able to obtain such renewals or approvals, or that we will be able to obtain future approvals that would allow us to continue to operate or to expand our gaming operations.

Regulatory authorities also have input into important aspects of our operations, including hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have an adverse effect on our business, financial condition and results of operations. The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy.

The gaming industry is highly competitive

Our gaming operations operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Our gaming operations also face competition from Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors, which may adversely affect our ability to compete effectively with them. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry. In addition, Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations. See Section J, Competition, for further discussion of gaming industry competition.

Our gaming business is concentrated

We conduct our gaming business at three principal locations: Harlow’s in Greenville, Mississippi, Calder Casino in Miami Florida, and Fair Grounds Slots in New Orleans, Louisiana. We also operate video poker machines throughout Louisiana through our subsidiary, VSI. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in the regions in which they operate, it could have a material, adverse impact on our business, financial condition and results of operations.

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us

The majority of our gaming revenues are attributable to slot and video poker machines operated by us at our casinos and wagering facilities. It is important for competitive reasons that we offer the most popular and up-to-date machine games with the latest technology to our guests. In recent years, the prices of new machines have escalated faster than the rate of inflation. In recent years, for example, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. We rely on a limited number of vendors to provide video poker machines and any loss of our equipment suppliers could impact our operations. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

Risks Related to Our ADW Business

Our ADW business is highly regulated

TwinSpires, our ADW business, accepts advance deposit wagers from customers of certain states who set up and fund an account from which they may place wagers via telephone, mobile device or through the internet at TwinSpires.com. The ADW business is heavily regulated, and laws governing advance deposit wagering vary from state to state. Some states have expressly authorized advance deposit wagering by their own residents, some states have expressly prohibited pari-mutuel wagering and/or advance deposit wagering and other states have expressly authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through advance deposit wagering hubs located in different states. We believe that an ADW business may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to ADW businesses in other states is not expressly prohibited by statute, regulations, or other governmental restrictions. However, state attorneys general, regulators, and other law enforcement officials may interpret state gaming laws, federal statutes, constitutional principles, and doctrines, and the related regulations in a different manner than we do. In the past, certain state attorneys general and other law enforcement officials have expressed concern over the legality of interstate advance deposit wagering.

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

Our ADW business faces strong competition, and we expect competition levels to increase

Our ADW business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW businesses. In addition, we face competition from a new wagering product called exchange wagering, a variation of pari-mutuel wagering in which bettors wager directly against one another, establishing their own odds on a horserace. Both California and New Jersey legislatures have approved exchange wagering. Some of our competitors may have greater resources than we do. In addition, we believe that new competitors may enter the ADW business with relative ease because of the low cost of entry. As a result, we anticipate increased competition in our ADW business. It is difficult to predict the impact of increased competition on our ADW business. See Section J, Competition, for further discussion of ADW industry competition.

The World Trade Organization’s ruling on U.S. internet gambling policy could adversely affect us

In the spring of 2005, the World Trade Organization Appellate Body (“WTO Appellate Body”) ruled that a claim from the island country of Antigua regarding U.S. Federal policy on international gambling may have merit due to an apparent inconsistency in how the U.S. treats interstate pari-mutuel wagers under the IHA, and all other sports wagers, both on an interstate and international basis. The WTO Appellate Body ruled that the IHA raised questions regarding whether the U.S. has taken a consistently negative position regarding Internet wagering across state and international boundaries. As a part of its ruling, the WTO Appellate Body ordered the U.S. to clarify its position on interstate pari-mutuel wagering on or before April 3, 2006. The Federal government elected to file no response, preferring to rely, instead, on its historical position that interstate account wagering violates the U.S. Federal Wire Act. The U.S. has subsequently pursued eliminating gambling from the list of permitted services that are contained in the treaty that was the subject of Antigua’s complaint to the WTO. However, there are no assurances that such approach will ultimately result in establishing a consensus. If a consensus is not established, or if Congress prohibits or restricts substantially the conduct of interstate wagering or ADW wagering, the extent to which Federal authorities successfully prosecute account wagering operators based in the United States or that take wagers from United States residents could have a material adverse effect on our revenues, business, financial condition, operating results and financial performance. Alternatively, if, as a result of the U.S.’s position, offshore wagering is permitted into the United States, that also could have a material adverse effect on our revenues and financial performance by increasing the competition we face from offshore ADW companies.

Our inability to retain our core customer base or our failure to attract new customers would have a material adverse effect on our business

Our data mining software generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences, which allows us to personalize our product offerings through targeted special offers tailored to specific customer segments. We believe that these techniques help us to retain our best customers. In addition, our marketing relationships help us attract new customers. If we are unable to retain our core customer base through robust content offerings and other popular features, if we lose customers to our competitors, or if we fail to attract new customers, our businesses would fail to grow or would be adversely affected.

System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, break-ins or other unforeseen events could harm our business

Our ADW business depends upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, certain risks still exist. Thus, our systems remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Frequent or persistent interruptions in our services or a breach of customers’ secure data could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.

We may not be able to respond to rapid technological changes in a timely manner or without service interruptions, which may cause customer dissatisfaction

The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “C. Live Racing,” “D. Simulcast Operations” and “F. Gaming Operations” in Item 1. “Business” of this Annual Report on Form 10-K.

Our real and personal property (but not including the property of HRTV, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $375 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.

The Kentucky Derby Museum is located on property that is adjacent to, but not owned by, Churchill Downs. The Museum is owned and operated by the Kentucky Derby Museum Corporation, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986.

ITEM 3.	LEGAL PROCEEDINGS

HORSERACING EQUITY TRUST FUND

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). The HRE Trust Fund is to be funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a certain revenue threshold. Approximately 60% of the funds are to be used for horsemen’s purses (57% for thoroughbred meets and 43% for standardbred meets). The remaining monies paid to the HRE Trust Fund are to be distributed to Illinois organizational licensees, pursuant to percentage allocations set forth in Public Act 94-804, for the purpose of improving, maintaining, marketing and operating their racetracks. Such amounts also may be used for backstretch services and capital improvements. Public Act 94-804 expired after two years.

In an effort to prevent implementation of Public Act 94-804, the four Illinois riverboat casinos that met the revenue threshold, and therefore were required to contribute to the HRE Trust Fund, filed a complaint on May 30, 2006, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 06 CH 1294). The complaint alleged that Public Act 94-804 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court ruled in April 2007 that Public Act 94-804 was unconstitutional. The Attorney General appealed to the Illinois Supreme Court, which reversed the ruling of the trial court (Empress Casino Joliet Corp. v. Giannoulias, 231 Ill.2d 62 (2008)). The riverboat casinos requested certiorari from the U.S. Supreme Court and filed a petition to stay payment until final determination was made by that court. On June 8, 2009, the U.S. Supreme Court denied certiorari.

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

The riverboats had paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboat paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed the trial court’s order and on January 21, 2011, the Illinois Appellate Court, Third District, reversed that order, and found that the State was not required to pay such interest. On February 10, 2011, the Illinois racetracks filed a petition for rehearing in the Third District which was denied on February 23, 2011. The racetracks have until March 30, 2011 to petition the Illinois Supreme Court for review.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27,2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Annual Report on Form 10-K, we received $40.5 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park.

YOUBET MERGER

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, several of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits, which we refer to collectively as the Los Angeles litigation, are putative class actions brought on behalf of Youbet’s stockholders. Plaintiffs in the Los Angeles litigation have since moved to consolidate the Los Angeles litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles litigation all allege that Youbet’s directors breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the merger transaction. In that regard, the various complaints include, among other things, allegations that the transaction is the result of an inadequate sales process which was designed to maximize stockholder value; that the consideration to be received by Youbet shareholders was unfair and inadequate; that the merger agreement included inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by defendants and certain others pursuant to which they agreed to vote in favor of the merger, was to “lock up” the merger transaction, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the merger, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the transaction and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is unspecified damages, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of its directors, the Company, Merger Sub and Merger LLC alleging claims similar to the Los Angeles Litigation. On January 8, 2010, Mr. Balch amended his complaint to add counts asserting that Youbet’s directors breached their fiduciary duties to Youbet stockholders by allegedly failing to disclose material information regarding the sale of Youbet in a preliminary registration statement filed with the Securities and Exchange Commission on December 24, 2009, and that Youbet and the Company aided and abetted such alleged breaches.

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

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provided, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court, with the settlement agreement being subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each denied that they committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintained that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believed the lawsuits were without merit, they entered into the memorandum of understanding and settlement to eliminate the burden and expense of further litigation. On July 14, 2010, plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On August 19, 2010, the court presiding over the Los Angeles litigation granted preliminary approval to the proposed settlement. On December 20, 2010, the Los Angeles court granted final approval of the settlement and entered an order and final judgment, which, among other things, dismissed the Los Angeles Litigation with prejudice and approved a release to defendants from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009, through the date of the consummation of the merger. The deadline for an appeal from the order and final judgment in Los Angeles Litigation expired on February 18, 2011, with no appeal having been filed. Under the settlement agreement, the parties are to submit an agreed order to dismiss the Balch litigation with prejudice within 10 business days after the expiration of the time to file an appeal from the order and final judgment in the Los Angeles Litigation, which expired on March 7, 2011. We will not incur any material loss or expense as a result of this settlement.

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

The Maryland racing defendants subsequently moved to dismiss the Amended Complaint and to withdraw the reference to the bankruptcy court. On February 23, 2010, after the motion to withdraw the reference went unopposed, the adversary proceeding was transferred to the United States District Court, District of Maryland, and assigned Case No. 10-0407 (“RDB”). On May 14, 2010, the Company and TrackNet jointly moved for summary judgment on Cloverleaf’s breach of contract claims against them. A motions hearing was held on July 29, 2010, and included the Maryland racing defendants’ motion to dismiss. On August 25, 2010, the court granted the joint motion for summary judgment. On September 20, 2010, Cloverleaf filed a motion to reconsider, which the Company and TrackNet opposed. On November 1, 2010, the court denied Cloverleaf’s motion for reconsideration. Cloverleaf had until December 1, 2010, to appeal the court’s decision to the Fourth Circuit Court of Appeals, but did not appeal the decision. As a result, the litigation has concluded with respect to the claims against the Company and TrackNet.

FLORIDA QUARTER HORSE TRACK ASSOCIATION, INC.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statues. The case is pending in Leon County, Florida. On March 2, 2011, our Motion to Dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted.

HIALEAH RACE COURSE

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. We filed a motion to dismiss on March 14, 2011.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern district of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) with plaintiffs by an unauthorized assignment of the Agreement to TwinSpires.com. The plaintiffs further allege that Youbet.com and TwinSpires have violated the Illinois Trade Secrets Act by misappropriating trade secrets. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. In addition, the plaintiffs have asked for certain injunctive relief.

OTHER MATTERS

There are no other pending legal proceedings, other than litigation arising in the ordinary course of our business.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 25, 2011, there were approximately 3,815 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2010 - By Quarter				2009 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$38.68	$40.92	$37.44	$44.50	$41.84	$40.68	$39.92	$38.88
Low Sale	$33.61	$30.33	$31.84	$35.03	$20.71	$28.20	$30.94	$30.00
Dividends per share:				$0.50				$0.50

We presently expect that comparable annual cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the future.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2010:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/10-
	10/31/10	4,709	(1)	$35.72	—	—

Period 2	11/1/10-
	11/30/10	3,597	(1)	$37.51	—	—

Period 3	12/1/10-
	12/31/10	1,389	(1)	$37.51	—	—

		9,695		$36.70	—	—

(1)	Shares of common stock were acquired from grantees of restricted stock in payment of income taxes on the related compensation.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return, including reinvested dividends, on our common stock against the cumulative total return of two market indices, the Russell 2000 Index and the Nasdaq Market Index, and two peer group indices, the Hemscott Leisure Index and the Morningstar Gambling Index, for the period of five fiscal years commencing December 31, 2005 and ending December 31, 2010. The peer group indices used by the Company are the Hemscott Leisure Index and the Morningstar Gambling Index which are published industry peer indices of companies engaged in the leisure and gaming industries. The broad equity market indices used by the Company are the Russell 2000 Index, which measures the performance of small and middle capitalization companies, and the Nasdaq Market Index, which measures the performance of stocks listed on the Nasdaq Global Market and the Nasdaq Capital Market. The graph depicts the result of an investment on December 31, 2005 of $100 in these indices. We believe the Russell 2000 Index and the Morningstar Gambling Index are more indicative of our operations and will be used to replace the Nasdaq Market Index and the Hemscott Leisure Index in future performance comparisons. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	Dec. ‘05	Dec. ‘06	Dec. ‘07	Dec. ‘08	Dec. ‘09	Dec. ‘10
Churchill Downs Inc.	$100.00	$117.72	$149.98	$113.87	$106.61	$125.28
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.10	$124.46
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
Morningstar Gambling	$100.00	$140.10	$135.21	$49.82	$67.98	$70.59
Hemscott Leisure	$100.00	$126.48	$125.94	$71.86	$75.16	$136.42

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)(6)
Operations:

Net revenues	$585,345	$470,503	$466,194	$449,296	$414,619

Operating income	$31,566	$34,733	$52,779	$33,636	$49,582

Earnings from continuing operations	$19,557	$17,681	$29,148	$17,038	$30,217

Discontinued operations, net of income taxes
Loss from operations	$(5,827)	$(853)	$(599)	$55	$(4,685)
Gain (loss) on sale of assets	$2,623	$—	$—	$(1,362)	$4,279

Net earnings	$16,353	$16,828	$28,549	$15,731	$29,811

Basic net earnings from continuing operations per common share	$1.27	$1.28	$2.10	$1.24	$2.24

Basic net earnings per common share	$1.06	$1.22	$2.06	$1.15	$2.21

Diluted net earnings from continuing operations per common share	$1.26	$1.27	$2.09	$1.23	$2.22

Diluted net earnings per common share	$1.05	$1.21	$2.05	$1.14	$2.19

Dividends paid per common share	$0.50	$0.50	$0.50	$0.50	$0.50

Balance sheet data at period end:

Total assets	$1,017,719	$725,402	$637,667	$624,816	$546,328

Working capital (deficiency) surplus	$(18,556)	$(80,361)	$(29,915)	$(17,979)	$1,650

Long-term debt	$265,117	$71,132	$43,140	$67,989	—

Convertible note payable, related party	$15,075	$14,655	$14,234	$13,814	$13,393

Real estate note payable, related party	$—	$24,043	—	—	—

Other Data:

Shareholders’ equity	$506,214	$407,022	$393,891	$367,558	$350,079

Shareholders’ equity per common share	$30.55	$29.74	$28.77	$26.88	$26.09

Additions to property and equipment, exclusive of business acquisitions, net	$61,952	$81,940	$40,150	$45,632	$46,599

Cash flow data at period end:

Net cash provided by operating activities	$59,857	$71,047	$78,234	$51,225	$69,508

Maintenance-related capital expenditures	$14,709	$12,276	$14,704	$21,440	$16,742

Free cash flow(7)	$45,148	$58,771	$63,530	$29,785	$52,766

The selected financial data presented above is subject to the following information:

(1)	During 2010, we revised our Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009, 2008, 2007 and 2006 to reflect the classification of pari-mutuel and gaming taxes as operating expenses and free play reward programs administered at our gaming facilities as a reduction to revenues. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues. Conversely, free play costs were presented as an operating expense. For the years ended December 31, 2009, 2008, 2007 and 2006, the net impact of the revision was an increase in net revenue of $30.8 million, $35.6 million, $38.6 million and $37.9 million, respectively. The revision, which the Company determined is not material, had no impact on operating income, results of operations, or cash flows. Also during 2010, CDE ceased operations and recorded a loss from operations before income tax benefit of $9.1 million ($5.8 million, net of income taxes) in discontinued operations. Finally, during 2010, we recognized a gain of $2.6 million, net of income taxes, on the sale of Hollywood Park, upon the expiration of an indemnity of certain contractual obligations related to the sale.
(2)	During 2009, we recognized incremental income tax expense from continuing operations of $2.3 million as well as income tax expense from discontinued operations of $1.1 million related to proposed adjustments resulting from an audit of prior year income tax returns by the Internal Revenue Service. In addition, during 2009, we acquired land from a related party for $27.5 million, which was financed partially with a short-term note payable of $24.0 million. Finally, during 2009, we received $24.0 million related to Illinois riverboat subsidies, which has been recorded in restricted cash and deferred revenues pending the outcome of a challenge of these subsidies by Illinois riverboats.
(3)	During 2008, we recognized a gain of $17.2 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds from Hurricane Katrina.
(4)	On January 1, 2007, we adopted a newly issued accounting standard under which we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The cumulative effect of adopting this accounting standard was an increase of $0.3 million to unrecognized tax benefits and a corresponding decrease to retained earnings. In addition, during 2007, we recognized a gain of $0.8 million from insurance recoveries, net of losses, related to damages from Hurricane Wilma. Finally, during 2007, we recognized a loss of $1.4 million, net of income tax benefit, related to the sale of Hoosier Park., L.P.
(5)	During 2006, we recognized a gain of $20.6 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds, Calder and Ellis Park, from Hurricane Katrina, Hurricane Wilma and a tornado, respectively ($1.4 million is included in discontinued operations). Also, during 2006, the Company recognized an asset impairment of $7.9 million in discontinued operations to write down the long-lived assets of Hoosier Park to their estimated fair value. Finally, during 2006, we recognized a gain of $2.6 million, net of income taxes, on the sale of Ellis Park, which was included in results from discontinued operations.
(6)	On January 1, 2006, we adopted a newly issued accounting standard and began to expense the fair value of all outstanding options related to an employee stock purchase plan over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. During the year ended December 31, 2006, the Company recorded $0.1 million of additional share-based compensation expense as a result of the new standard.
(7)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less maintenance-related (replacement) capital expenditures. Please refer to subheading “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for description of free cash flow and a reconciliation to the most closely related GAAP measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Reform Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

You should read this discussion with the financial statements and other financial information included in this report. Our significant accounting polices are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We are a diversified provider of pari-mutuel horseracing content and technology for consumers and businesses through multiple platforms. We offer gaming products through our casino operations in Mississippi, our slot and video poker operations in Louisiana and our slot operations in Florida.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010. On November 16, 2010, the Youbet customer wagering platform was integrated into the TwinSpire’s platform;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 21 table games and a poker room, a five story, 105-room attached hotel, a 2,600-seat entertainment center, and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010, with over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana;

4.	Other Investments, which includes:

•

United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for North American racetracks, OTBs and other pari-mutuel wagering businesses;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations. We believe that the use of EBITDA enables us and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results. See Note 20 to the Consolidated Financial Statements for a reconciliation of EBITDA to net income.

During 2010, the continuing overall weakness in the U.S. economy has resulted in considerable negative pressure on consumer spending. As a result, pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our pari-mutuel handle of 3.0% during the year ended December 31, 2010 compared to the same period of 2009 despite the generation of $192.4 million of handle by Youbet, which was acquired during June 2010. Total handle for the pari-mutuel industry, according to figures published by Equibase, declined 7.3% during the year ended December 31, 2010 compared to the same period of 2009. Although there is a growing confidence that the global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business or the downturn may resume. There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position.

Recent Developments

Hoosier Park Consideration

In accordance with the sale of our 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, we received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note on March 30, 2010. As of December 31, 2010, approximately $5.1 million of principal and interest is outstanding in accordance with the Note terms and recorded in other current assets on the Consolidated Balance Sheet.

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby we are entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2010, we determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, have not recognized the amounts due under the Partnership Interest Purchase Agreement. On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware.

On February 18, 2011, the U.S. Bankruptcy Court (“Court”) in Delaware approved Centaur’s reorganization plan. The Court also approved our settlement agreement whereby, subject to the conditions contained in Centaur’s reorganization plan being met, we will receive a cash payment of $8.5 million. This payment will satisfy the promissory note issued and contingent consideration provision of the Partnership Interest Partnership Agreement. Amounts received in excess of the Note balance and accrued interest will be recorded as a gain on the sale of Hoosier Park once collectability is assured.

Harlow’s Casino Resort & Hotel Acquisition

On December 16, 2010 we completed the purchase of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a five-story, 105-room hotel, a 2,600-seat entertainment center and three dining areas. The primary reason for the acquisition was to continue the Company’s diversification and growth strategies and invest in assets with an expected yield on investment to enhance shareholder value.

New York City Off-Track Betting Corporation Bankruptcy

During the year ended December 31, 2010, we recognized $1.1 million of bad debt expense, net of purses, in our Racing Operations and Other Investment segments resulting from the bankruptcy filing of New York City Off-Track Betting Corporation (“NYCOTB”). During 2009, NYCOTB filed for Chapter 9 bankruptcy, and on January 25, 2011, its Chapter 9 bankruptcy case was dismissed by the United States Bankruptcy Court for the Southern District of New York, and NYCOTB ceased operations.

Amendment of Revolving Credit Facility

On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amended certain provisions of our credit agreement and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Amendment reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. We incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which will be capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013.

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

During the three months ended December 31, 2010, we utilized our increased borrowing capacity to fund the acquisition of Harlow’s.

Long-Term Incentive Plan

During the three months ended December 31, 2010, we recognized $1.9 million of compensation expense based on the assessment that the performance targets associated with the 2009 plan year under the Company’s Long-Term Incentive Plan were achieved. See Note 15 to the Consolidated Financial Statements or further discussion of the Company’s Long-Term Incentive Plan.

Youbet.com Merger

On June 2, 2010, we completed our acquisition of Youbet.com, Inc. pursuant to an Agreement and Plan of Merger dated as of November 11, 2009, for an aggregate purchase price of $131.2 million, which consisted of $45.3 million in cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010, of $32.04. The transaction includes the acquisition of the account wagering platform of Youbet and the operations of United Tote, which manufactures and operates pari-mutuel wagering systems for North American racetracks, OTBs and other pari-mutuel wagering businesses. The primary reason for the merger was to invest in assets with an expected yield on investment and continue our growth in one of the fastest growing segments of the pari-mutuel industry.

Dissolution of CDE

During 2010, we ceased operations of CDE, an entity created to develop and produce large-scale entertainment events. We made the decision to dissolve this group primarily because of our belief that achieving financial success conducting large-scale entertainment events is very difficult in the current economy. During the year ended December 31, 2010, CDE recognized a loss from operations before income tax benefit of $9.1 million which included $0.8 million of severance and other benefits costs related to the dissolution of the entity.

Ohio Legislation

On July 19, 2010, the Ohio Lottery Commission voted unanimously to seek a declaratory judgment that it has the authority to authorize the installation of video lottery terminals at each of Ohio’s seven racetracks and promulgated new rules for the operation of video lottery poker machines at racetracks. It is anticipated that video lottery terminals at one or more of Ohio’s racetracks may be operational during 2011. We believe that video lottery terminals at Ohio racetracks will provide a competitive advantage to those racetracks and may enable them to increase their purses. Given the proximity of Ohio to Kentucky, the Ohio racetracks may attract horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size, which, in turn, may have a negative effect on handle.

Repayment of Related Party Short-Term Borrowing for Land Acquisition

During 2009, we entered into an agreement with The Duchossois Group (“TDG”), a related party, for the purchase of real estate adjacent to Arlington Park. TDG beneficially owns more than 5% of our common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and a non-interest bearing promissory note of $24.0 million. During the year ended December 31, 2010, we fully repaid the promissory note balance of $24.0 million in accordance with the original terms of the promissory note.

Dissolution of TrackNet Media Group LLC Venture

During 2007, together with Magna Entertainment Group, LLC, we formed a venture, TrackNet Media Group LLC (“TrackNet”) through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. TrackNet ceased operations during the year ended December 31, 2010, and each party will now be responsible for buying and selling its own horseracing content. MI Developments (“MID”) is the successor in interest to Magna’s ownership interests. All existing third-party content agreements involving TrackNet were entered into by TrackNet as an agent for each Company-owned and MID-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, will continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on our consolidated financial position or results of operations for the year ended December 31, 2010, as a result of TrackNet ceasing operations during 2010.

Receipt of Illinois Riverboat Subsidy

During 2009, we received a payment of $24.0 million from the Horse Racing Equity Trust Fund (“HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. During the year ended December 31, 2010, we received an additional $16.5 million from the HRE Trust Fund. The monies have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies continue to be deferred as of December 31, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

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

On April 14, 2010, we defended our position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, we agreed to change our method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, our taxable income for each of the years ended December 31, 2007 and 2008 increased by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, we recognized an income tax benefit from continuing operations of $0.7 million during the year ended December 31, 2010 reflecting a reduction of interest expense previously estimated, partially offset by higher income tax due then previously estimated.

During 2003, we entered into a Tax Increment Financing Agreement (“TIF”) with the Commonwealth of Kentucky. Pursuant to this agreement, we are entitled to receive reimbursement for 80% of the increase in

Kentucky income and sales tax resulting from our 2005 renovation of the Churchill facility. Due to uncertainties related to the computation of the tax increase, we are uncertain how much, if any, of a benefit we are currently entitled to receive. The benefit, if received, will be recorded as a reduction of other direct expenses and reduction to income tax expense.

Legislative and Regulatory Changes

Please refer to subheading “K. Legislative Changes” in Item 1. “Business” of this Annual Report on Form 10-K for information regarding legislative and regulatory changes.

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

Additional information regarding how our business can be impacted by competition and legislative changes is included in subsection J and subsection K, respectively, to Item 1. “Business” in this Annual Report on Form 10-K.

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

In 2010, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have fewer live racing days during the first quarter of each year, with a majority of our live racing occurring in the second, third and fourth quarters, including the running of the Kentucky Derby and Kentucky Oaks in the second quarter. Information regarding racing dates at our facilities for 2011 and 2010 is included in subsection I to Item 1. “Licenses and Live Race Dates” of this Annual Report on Form 10-K.

Our pari-mutuel revenues include commissions on pari-mutuel wagering at our racetracks, OTBs and ADW providers, plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, we earn pari-mutuel related streams of revenues from sources that are not related to wagering. These other pari-mutuel related revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from slot machines, table games and video poker. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Gaming revenues represent net gaming wins, which is the difference between gaming wins and losses. Other operating revenues such as admissions, programs and concession revenues are recognized as delivery of the product or service has occurred.

Our customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for our gaming locations offer incentives to customers who wager at our racetracks or wager at our gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned. The estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. The retail value of the points-based cash awards or complementary goods and services is netted against revenue as a promotional allowance. At December 31, 2010 and 2009, the reward point liability was $2.7 million and $1.6 million, respectively.

We have revised our Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009 and 2008 to appropriately reflect the classification of pari-mutuel taxes, gaming taxes and free play reward programs administered at our racing and gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. Conversely, costs to provide free play were presented as an operating expense whereas they more properly should have been presented as a reduction to revenues. For the years ended December 31, 2009 and 2008, the net impact of the revision was an increase in net pari-mutuel wagering revenue of $21.2 million and $25.4 million, respectively, with a corresponding increase in purses and pari-mutuel taxes. In addition, gaming revenues increased by $15.0 million and $13.4 million, respectively, with a corresponding increase in gaming taxes. Finally, the impact of the free play revision was a reduction in net gaming revenues of $5.4 million and $3.2 million, respectively, with a corresponding decrease in other direct expenses. The revision, which the Company determined is not material, had no impact on operating income or cash flows.

Approximately 56% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned on live racing and import simulcasting at our various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.8%.

Certain key operating statistics specific to the gaming industry are included in our discussion of performance of the gaming segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or coins placed into slot machines in aggregate for the period cited. In addition, our slot facilities and video poker operations report net win per unit, which is calculated as gross gaming revenues, less customer payouts and free play, per machine and per day of operations.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle

The following table sets forth, for the periods indicated, pari-mutuel financial handle data for our Racing Operations segment (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs ‘08 Change
	2010	2009	2008	$	%	$	%
Racing Operations:
Churchill Downs
Total handle	$622,651	$648,805	$765,861	$(26,154)	-4%	$(117,056)	-15%
Net pari-mutuel revenues	$53,516	$54,812	$60,913	$(1,296)	-2%	$(6,101)	-10%
Commission %	8.6%	8.4%	8.0%

Arlington Park
Total handle	$576,012	$733,107	$791,319	$(157,095)	-21%	$(58,212)	-7%
Net pari-mutuel revenues	$61,826	$75,795	$76,317	$(13,969)	-18%	$(522)	-1%
Commission %	10.7%	10.3%	9.6%

Calder
Total handle	$600,038	$672,625	$649,533	$(72,587)	-11%	$23,092	4%
Net pari-mutuel revenues	$67,828	$73,025	$77,653	$(5,197)	-7%	$(4,628)	-6%
Commission %	11.3%	10.9%	12.0%

Fair Grounds
Total handle	$365,466	$432,511	$498,742	$(67,045)	-16%	$(66,231)	-13%
Net pari-mutuel revenues	$37,474	$41,454	$49,001	$(3,980)	-10%	$(7,547)	-15%
Commission %	10.3%	9.6%	9.8%

Online Business
Total handle	$588,135	$329,653	$234,413	$258,482	78%	$95,240	41%
Net pari-mutuel revenues	$114,951	$65,412	$47,210	$49,539	76%	$18,202	39%
Commission %	19.5%	19.8%	20.1%

Eliminations
Total handle	$(105,968)	$(99,639)	$(81,488)	$(6,329)	-6%	$(18,151)	-22%
Net pari-mutuel revenues	$(9,349)	$(7,115)	$(6,055)	$(2,234)	-31%	$(1,060)	-18%

Total
Handle	$2,646,334	$2,717,062	$2,858,380	$(70,728)	-3%	$(141,318)	-5%
Net pari-mutuel revenues	$326,246	$303,383	$305,039	$22,863	8%	$(1,656)	-1%
Commission %	12.3%	11.2%	10.7%

NM:    Not meaningful                U: > 100% unfavorable                F: >100% favorable

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Calder Casino
Net gaming revenues	$63,035	$227	$—	$62,808	F	$227	NM
Slot handle	$782,630	$—	$—	$782,630	NM	$—	NM
Net slot revenues	$60,238	$—	$—	$60,238	NM	$—	NM
Average daily net win per slot machine	$144	$—	$—	$144	NM	$—	NM
Average daily number of slot machines	1,213	—	—	1,213	NM	—	NM
Average daily poker revenue	$7,664	$3,393	$—	$4,271	F	$3,393	NM

Fairgrounds Slots and video poker
Net gaming revenues	$73,224	$70,579	$60,308	$2,645	4%	$10,271	17%
Slot handle	$418,691	$430,042	$280,305	$(11,351)	-3%	$149,737	53%
Net slot revenues	$39,253	$37,885	$25,135	$1,368	4%	$12,750	51%
Average daily net win per slot machine	$178	$171	$223	$7	4%	$(52)	-23%
Average daily number of slot machines	605	606	309	(1)	NM	297	96%
Average daily video poker revenue	$93,070	$89,571	$96,364	$3,499	4%	$(6,793)	-7%
Average daily net win per video poker machine	$126	$121	$145	$5	3%	$(24)	-17%
Average daily number of video poker machines	741	740	665	1	NM	75	11%

Harlow’s Casino(1)
Net gaming revenues	$2,614	$—	$—	$2,614	NM	$—	NM
Slot handle	$30,730	$—	$—	$30,730	NM	$—	NM
Net slot revenues	$2,370	$—	$—	$2,370	NM	$—	NM
Average daily net win per slot machine	$182	$—	$—	$182	NM	$—	NM
Average daily number of slot machines	850	—	—	850	NM	—	NM
Average daily poker revenue	$956	$—	$—	$956	NM	$—	NM
Average daily net win per table	$798	$—	$—	$798	NM	$—	NM
Average daily number of tables	15	—	—	15	NM	—	NM

Total
Net gaming revenues	$138,873	$70,806	$60,308	$68,067	96%	$10,498	17%

NM:    Not meaningful                U: > 100% unfavorable                F: >100% favorable

(1)	Reflects results from acquisition date of December 16, 2010.

The following table sets forth, for the periods indicated, certain financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
No. of live race days	382	407	416	(25)	-6%	(9)	-2%
Net pari-mutuel revenues	$326,246	$303,383	$305,039	$22,863	8%	$(1,656)	-1%
Net gaming revenues	138,873	70,806	60,308	68,067	96%	10,498	17%
Other operating revenues	120,226	96,314	100,847	23,912	25%	(4,533)	-4%

Total net revenues	$585,345	$470,503	$466,194	$114,842	24%	$4,309	1%

Operating income	$31,566	$34,733	$52,779	$(3,167)	-9%	$(18,046)	-34%
Operating income margin	5%	7%	11%
Earnings from continuing operations	$19,557	$17,681	$29,148	$1,876	11%	$(11,467)	-39%
Diluted net earnings from continuing operations per common share	$1.26	$1.27	$2.09

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Our total net revenues increased $114.8 million primarily as a result of the operation of Calder Casino, which opened on January 22, 2010, and generated gaming revenues of $65.2 million during 2010. Pari-mutuel revenues generated from the acquisition of Youbet and the continuing growth of TwinSpires and FAW resulted in an increase of $49.5 million during the year ended December 31, 2010. In addition, net revenues increased $13.4 million due to the addition of United Tote as part of the Youbet acquisition during the year ended December 31, 2010. These increases in net revenues were offset by a decline in Racing Operations revenues of $14.4 million, driven primarily by the fact that we conducted twenty-five fewer live race days during the year ended December 31, 2010, compared to 2009. Further discussion of net revenue variances by our reported segments is detailed below.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

Our total net revenues increased $4.3 million primarily as a result of increased wagering through the Online Business and the full year’s effect of gaming revenues from the slot operations at Fair Grounds, which opened its permanent facility during November 2008. These increases were partially offset by declines in racetrack pari-mutuel revenues and other operating revenues derived from corporate hospitality and admissions revenues generated by Kentucky Derby week. In addition, Racing Operations conducted nine fewer live race days in 2009 compared to 2008. Further discussion of net revenue variances by our reported segments is detailed below. The decline in operating income reflects the recognition of $17.2 million of insurance recoveries during the year ended December 31, 2008, related to damages sustained by Hurricane Katrina.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Purses & pari-mutuel taxes	$127,600	$134,606	$137,138	$(7,006)	-5%	$(2,532)	-2%
Gaming taxes	44,131	14,992	13,404	29,139	U	1,588	12%
Depreciation / amortization	46,524	30,256	28,847	16,268	54%	1,409	5%
Other operating expenses	273,090	204,962	200,517	68,128	33%	4,445	2%
SG&A expenses	62,434	50,954	50,709	11,480	23%	245	NM
Insurance recoveries, net of losses	—	—	(17,200)	—	NM	17,200	U

Total expenses	$553,779	$435,770	$413,415	$118,009	27%	$22,355	5%

Percent of revenue	95%	93%	89%

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $68.1 million primarily as a result of an increase within the Online Business of $38.8 million, which primarily reflects expenses incurred by Youbet since it was acquired and the impact of acquiring additional racing content as a result of regulations passed in several states during late 2009. In addition, we incurred $20.1 million related to the operations of Calder Casino, which included employee-related costs of $8.4 million, $4.0 million of rent expense for slot machines and $2.6 million in advertising. Finally, we incurred expenses of $9.8 million related to the seven months of operations at United Tote during the year ended December 31, 2010.

•	Gaming taxes increased $29.1 million, reflecting the first year of operations of Calder Casino, which incurred $28.4 million in gaming taxes during the year ended December 31, 2010.

•

Depreciation and amortization expense increased $16.3 million, primarily reflecting $11.6 million related to capital expenditures incurred to construct Calder Casino. Additionally, we incurred $5.2 million in depreciation and amortization expense at Youbet and United Tote during their seven months of operations during the year ended December 31, 2010.

•

SG&A expenses increased $11.5 million primarily due to $4.0 million of expenses incurred in our acquisitions of Youbet and Harlow’s. Additionally, we incurred employee-related costs of $2.8 million and $4.4 million at Calder Casino and Youbet and United Tote, respectively, which includes $2.9 million of charges related to the reorganization of Youbet. Additionally, there was an increase of $2.4 million of compensation expense related to our equity compensation and long-term incentive plans during the year ended December 31, 2010 compared to the same period of 2009. Partially offsetting these increases was lower employee-related costs of $0.7 million within our Racing Operations for the year ended December 31, 2010.

•

Purses and pari-mutuel taxes decreased $7.0 million primarily as a result of a decline of $9.6 million within Racing Operations caused by lower pari-mutuel revenues recognized during the year ended December 31, 2010. In addition, purse expense decreased $2.1 million driven by $4.3 million of source market fees recognized at Arlington Park during the year ended December 31, 2009. Purse expense decreased at Churchill Downs by $1.5 million due to a settlement of a dispute with the Kentucky Horsemen’s Benevolent and Protective Association (“KHBPA”) and by $0.9 million as a result of lower pari-mutuel taxes for the year ended December 31, 2009. Partially offsetting this decline was $5.9 million of purse expense generated by Calder Casino and increased pari-mutuel taxes of $0.8 million incurred within Online Business during the year ended December 31, 2010.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

Total expenses increased $22.4 million primarily due to insurance recoveries, net of losses of $17.2 million received during the year ended December 31, 2008 related to damages sustained at Fair Grounds from Hurricane Katrina. Other operating expenses increased due to expansion of the Online Business as well as expansion of our gaming operations at Fair Grounds and Calder Casino. Further discussion of expense variances by our reported segments is detailed below.

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased primarily due to higher distribution expenses of $6.3 million related to racing content associated with the growth of the Online Business. In addition, salaries and benefits increased $2.7 million primarily as a result of expansion of the slot operations at Fair Grounds and the hiring of additional employees in anticipation of the opening of Calder Casino during January 2010. Finally, marketing costs increased due to additional expenditures related to the Fair Grounds slot facility of $2.2 million in response to increased market competition. These increases were partially offset by the receipt of $2.5 million in insurance recoveries at Calder and $2.4 million of real estate tax refunds at Arlington Park.

•

Purses and pari-mutuel taxes decreased during the year ended December 31, 2009 primarily as a result of a decline of $7.4 million within Racing Operations caused by lower pari-mutuel wagers during the year ended December 31, 2009. In addition, purses and pari-mutuel taxes further decreased by $0.8 million at Churchill Downs, which was due to not achieving average daily handle levels that trigger the payment of pari-mutuel taxes at the maximum rate of 3.5%, as has occurred historically. Partially offsetting these decreases was an increase of $2.1 million of purse expense at Arlington Park associated with the receipt of $4.3 million of source market fees. In addition, during 2009, Churchill Downs incurred $1.5 million in purse expense due to the settlement of a dispute with the KHBPA. Furthermore, offsetting the decline was an increase of $2.2 million in purse expenses generated by our Gaming Operations for the year ended December 31, 2009.

•	Depreciation and amortization expense increased by $1.4 million, primarily reflecting capital expenditures incurred for the permanent slot facility at Fair Grounds.

•	Gaming tax expense increased by $1.6 million primarily driven by the performance of the slot operations in Louisiana for the year ended December 31, 2009.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Interest income	$185	$896	$612	$(711)	-79%	$284	46%
Interest expense	(6,179)	(1,657)	(2,198)	(4,522)	U	541	25%
Equity in loss of unconsolidated investments	(571)	(960)	(3,047)	389	41%	2,087	68%
Miscellaneous, net	2,897	1,504	1,654	1,393	93%	(150)	-9%

Other income (expense)	$(3,668)	$(217)	$(2,979)	$(3,451)	U	$2,762	93%

Income tax provision	$(8,341)	$(16,835)	$(20,652)	$8,494	50%	$3,817	18%
Effective tax rate	30%	49%	41%

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Interest expense increased during the year ended December 31, 2010, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisitions of Youbet and Harlow’s, building the Calder Casino and financing the repayment of a related party note payable for the purchase of land by Arlington Park from TDG.

•

Interest income decreased during the year ended December 31, 2010, as a result of lower average cash balances due to borrowings made to finance the acquisitions of Youbet and Harlow’s as well as the construction of Calder Casino.

•

Miscellaneous income increased primarily due to a settlement of a dispute with a third party. As part of the settlement, a simulcast services agreement was terminated and the Company received a one-time payment of $1.3 million.

•

Equity in loss of unconsolidated investments decreased primarily as a result of $0.7 million of equity losses recognized related to our investment in HRTV during 2010 compared to $0.9 million of equity losses experienced during 2009. The improved performance of HRTV is primarily due to increased distribution to ADW businesses and lower distribution costs.

•

The effective tax rate decreased during the year ended December 31, 2010 compared to the same period of the prior year as a result of an income tax benefit recognized of $1.9 million relating primarily to the adjustment of prior year permanent differences related to local, lobbying spending. Furthermore, we experienced a decrease of $3.0 million of income tax expense related to IRS audit adjustments during 2010, as compared to 2009.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Equity in loss of unconsolidated investments decreased primarily as a result of a $0.9 million equity loss related to our investment in HRTV during the year ended December 31, 2009, compared to a $2.4 million equity loss experienced during the year ended December 31, 2008. Higher revenues related to increased distribution to ADW businesses and lower distribution costs contributed to the improvement.

•

Interest expense decreased during the year ended December 31, 2009, primarily as a result of lower average outstanding debt balances and lower interest rates under our revolving credit facility. Interest income increased during the year ended December 31, 2009 due to the recognition of $0.3 million in interest income associated with the receipt of a $2.4 million refund from the state of Illinois related to prior years’ real estate tax payments.

•

Our effective tax rate increased from 41% in 2008 to 49% in 2009 as we recognized $2.3 million of income tax expense during the year ended December 31, 2009, related to proposed adjustments resulting from an audit of prior year income tax returns by the IRS.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by location within our Racing Operations and by our reported segments (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Churchill Downs	$122,216	$116,364	$125,789	$5,852	5%	$(9,425)	-7%
Arlington Park	74,860	88,037	90,132	(13,177)	-15%	(2,095)	-2%
Calder	73,177	76,374	80,499	(3,197)	-4%	(4,125)	-5%
Fair Grounds	46,993	50,910	58,493	(3,917)	-8%	(7,583)	-13%

Total Racing Operations	317,246	331,685	354,913	(14,439)	-4%	(23,228)	-7%
On-line Business	122,083	72,575	54,460	49,508	68%	18,115	33%
Gaming	142,273	71,875	60,853	70,398	98%	11,022	18%
Other Investments	16,602	3,477	3,415	13,125	F	62	2%
Corporate	141	556	559	(415)	-75%	(3)	-1%
Eliminations	(13,000)	(9,665)	(8,006)	(3,335)	-35%	(1,659)	-21%

	$585,345	$470,503	$466,194	$114,842	24%	$4,309	1%

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily as a result of nearly a full year effect of operating Calder Casino, which opened during January 2010. During the year ended December 31, 2010, Calder Casino generated total net revenues of $65.2 million. The Fair Grounds slot facility recognized total net revenues of $40.4 million during the year ended December 31, 2010, which was $1.4 million higher than total net revenues recognized during the same period of the prior year. In addition, revenues increased by $2.7 million as we benefitted from two weeks of operations at Harlow’s during the year ended December 31, 2010.

During the year ended December 31, 2010, net gaming revenues of the Fair Grounds slot facility, which is calculated as gross gaming slot revenues net of customer payouts and free play, were $39.3 million, an increase of $1.4 million, as compared to the prior year. Net win per unit at Fair Grounds was $178 per machine per day during the year ended December 31, 2010, compared to $171 per machine per day during the same period of 2009. At Calder Casino, net gaming slot revenues was $60.2 million and net win per unit was $144 per machine per day during the year ended December 31, 2010.

•

Online Business revenues increased $49.5 million, on a combined basis, primarily due to the acquisition of Youbet and the continued growth at TwinSpires and FAW, which experienced expansion in average daily wagering during the year ended December 31, 2010, compared to the same period of the prior year. This improvement was due, in part, to additional racing content acquired during the year ended December 31, 2010, including that from six additional racetracks for which a major competitor of TwinSpires previously had exclusive rights. Additionally, we experienced higher wagering on Monmouth Park that we believe was driven by New Jersey gaming-subsidized purses, which contributed to fuller fields.

•	Other Investments’ revenues increased $13.1 million primarily due to the addition of United Tote revenues of $13.3 million as part of the Youbet acquisition during the year ended December 31, 2010.

•

Racing Operations revenues decreased primarily due to a decline in pari-mutuel revenues at Arlington Park and Fair Grounds. Arlington Park revenues, particularly those related to export wagering, decreased due to seven fewer race days conducted during the year ended December 31, 2010, compared to the same period of 2009. In addition, we believe competitive pressures, including those resulting from New Jersey gaming-subsidized purses, contributed to fuller fields at Monmouth Park and less wagering on Arlington Park and Calder racing content. Additionally, Arlington Park, during 2009, recognized $4.3 million of source market fee revenues. Fair Grounds revenues declined due to conducting seven fewer race days during the year ended December 31, 2010 compared to the same period of 2009 and the continued economic weakness in the U.S. economy. Partially offsetting these declines was an increase in revenues at Churchill Downs due to a strong performance from Kentucky Derby week as well as the impact of hosting the 2010 Breeders’ Cup during its fall meet.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

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

•

Gaming revenues increased primarily as a result of increased revenues related to the full year effect of the permanent Fair Grounds slot facility, which opened during November 2008 and now includes over 600 slot machines compared to approximately 250 slot machines during 2008. During the year ended December 31, 2009, net gaming revenues, calculated as gross gaming revenues net of customer payouts and free play, attributable to the Fair Grounds slot facility increased by $12.8 million or 51% compared to the same period of 2008, due to the full year effect of the permanent slot facility. Our net win per unit, calculated as net daily gaming revenues per slot machine, was $171 per machine per day during the year ended December 31, 2009, compared to $223 per machine per day during the same period of 2008. The decline was driven by the fact that we doubled our slot machines placed in service during 2009.

•

Churchill Downs revenues decreased due to a decline in corporate hospitality and admissions revenues from Kentucky Derby week. In addition, revenues decreased due to conducting twelve fewer live race days during the year ended December 31, 2009, compared to the same period of 2008 as the racetrack eliminated these days from its spring meet due to a reduced number of entries and a decline in purses earned from all wagering sources.

•

Fair Grounds experienced lower revenues despite conducting six additional live race days during the year ended December 31, 2009, compared to the same period of 2008. We believe continued general weakness in the U.S. economy hindered results.

•	Calder revenues decreased due to deterioration in the pari-mutuel business, consistent with the decline in overall industry wagering, as well as increasing regional competition.

•

Arlington Park revenues decreased due to a reduction in sponsorship, group and concession revenues of approximately $2.0 million and lower pari-mutuel revenues of approximately $4.0 million, which was partially offset by the impact of the receipt of $4.3 million in source market fee revenues during the year ended December 31, 2009.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Racing Operations	$35,131	$35,019	$57,107	$112	NM	$(22,088)	-39%
Online Business	17,226	13,949	6,306	3,277	23%	7,643	F
Gaming	28,462	18,287	18,918	10,175	56%	(631)	-3%
Other Investments	3,920	2,098	1,647	1,822	87%	451	27%
Corporate	(4,323)	(3,820)	(3,745)	(503)	-13%	(75)	-2%

Total EBITDA	$80,416	$65,533	$80,233	$14,883	23%	$(14,700)	-18%

The table below presents management fees (expense) income included in the EBITDA of each of the operating segments for the years ended December 31, 2010, 2009 and 2008, respectively. EBITDA of the corporate segment includes approximately $0.5 million of management fees for the year ended December 31, 2010 related to CDE, which is included in discontinued operations.

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Racing Operations	$(12,490)	$(15,037)	$(14,454)	$(2,547)	-17%	$583	4%
Online Business	(4,984)	(3,448)	(2,371)	1,536	45%	1,077	45%
Gaming	(4,767)	(2,999)	(2,205)	1,768	59%	794	36%
Other Investments	(686)	(168)	(150)	518	U	18	12%
Corporate	22,927	21,652	19,180	(1,275)	-6%	(2,472)	-13%

Total management fees	$—	$—	$—	$—	—	$—	—

Refer to Note 20 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our reported segments, including a reconciliation of EBITDA to net earnings.

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $10.2 million, reflecting positive EBITDA of $3.7 million, which included $2.0 million of allocated management fees, generated by Calder Casino during the year ended December 31, 2010, compared to an EBITDA loss of $3.1 million related to preopening expenses incurred during the year ended December 31, 2009. The Fair Grounds slot facility generated $12.2 million of EBITDA during the year ended December 31, 2010, which is an improvement of $1.4 million over the year ended December 31, 2009, and was driven primarily by a $0.8 million increase in gross gaming revenues and a $0.5 million reduction in promotional allowances. VSI generated $11.4 million of EBITDA during the year ended December 31, 2010 compared to $10.6 million of EBITDA during the same period of the prior year primarily due to an increase in gaming revenues. Harlow’s contributed $1.2 million of EBITDA during its two weeks of operation during the year ended December 31, 2010.

•

Online Business EBITDA increased $3.3 million, as we benefitted from the acquisition of Youbet, which merged operationally with TwinSpires on November 16, 2010. On a combined basis, Youbet and TwinSpires generated EBITDA of $17.9 million, which included an increase of $1.5 million of allocated management fees, for the year ended December 31, 2010 compared to EBITDA of $14.8 million generated by TwinSpires during the year ended December 31, 2009. During the year ended

December 31, 2010, the Online Business incurred costs of $2.9 million in charges related to the reorganization of Youbet. Additionally, TwinSpires incurred $1.3 million of software impairment costs related to a reassessment of the use of certain software in connection with the acquisition of Youbet.

•

Other Investments EBITDA increased $1.8 million primarily due to $2.2 million of EBITDA generated by United Tote, which included $0.6 million of allocated management fees, during its seven months of operations during the year ended December 31, 2010.

•

Racing Operations EBITDA increased $0.1 million, and reflected higher EBITDA at Churchill Downs of $5.8 million from a strong Derby week performance and the positive impact of hosting a successful Breeders’ Cup during the year ended December 31, 2010. Additionally, there was a decrease in purse expenses of $1.5 million related to a purse supplement made to the KHBPA during the year ended December 31, 2009. In addition, lower corporate overhead of $2.6 million was allocated to Racing Operations during the year ended December 31, 2010, compared to the same period of last year.

Partially offsetting the increases was a decline in Racing Operations EBITDA resulting from the receipt of $2.1 million in source market fee revenues, net of purse expense during the year ended December 31, 2009, the receipt of $2.4 million of real estate tax refunds at Arlington Park during the year ended December 31, 2009, and the recognition of $2.5 million in insurance recoveries at Calder during the year ended December 31, 2009. In addition, EBITDA declined by $3.0 million related to the deterioration of pari-mutuel business that we believe was caused primarily by a shift in wagering to Monmouth Park, as previously mentioned, for the year ended December 31, 2010, compared to the same period of 2009.

•

Corporate EBITDA decreased $0.5 million primarily due to expenses of $2.1 million related to Youbet and Harlow’s acquisitions during the year ended December 31, 2010. Additionally, there was an increase of $1.1 million related to our equity compensation, long-term incentive plans and other employee-related costs. Partially offsetting the increases in expense was a settlement with a third party. As part of the settlement, an underlying simulcast service agreement was terminated and the Company received a one-time payment of $1.3 million during the year ended December 31, 2010. In addition, legal fees decreased $1.0 million during the year ended December 31, 2010, as we incurred costs related to the bankruptcy filing of MID and the Illinois riverboat subsidy during the year ended December 31, 2009.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA includes the recognition of $17.2 million of insurance recoveries during the year ended December 31, 2008, related to damages sustained at Fair Grounds from Hurricane Katrina. Racing Operations EBITDA declined further by $4.9 million driven by lower profitability of $3.2 million from Kentucky Derby week and weaker performance at Churchill Downs resulting from conducting twelve fewer live race days. In addition, EBITDA deteriorated at our other racetracks reflecting the decline in pari-mutuel activity across the entire industry. Partially offsetting these declines was the receipt of $2.1 million in source market fee income, net of purse expense, at Arlington Park and the receipt of $2.5 million in insurance recoveries at Calder.

•

Online Business EBITDA increased as TwinSpires experienced a higher average daily wagering rate and increased average daily active users due to the acquisition of racing content as well as expansion into additional states during 2009. In addition, our investment in HRTV generated a $0.9 million equity loss during the year ended December 31, 2009, compared to a $2.4 million equity loss during the same period of 2008 due to increased distribution and lower distribution costs.

•

Gaming EBITDA experienced little change despite incurring $3.1 million of preopening expenses associated with the opening of Calder Casino. This decline was more than offset by an increase of $4.4 million, or 70%, in EBITDA attributable to the permanent slot facility at Fair Grounds. The permanent slot facility reported a full year of operations during the year ended December 31, 2009, and an increase to over 600 slot machines compared to approximately 250 slot machines included in the temporary facility during the year ended December 31, 2008. Finally, VSI EBITDA decreased by $2.0 million due primarily to increased regional competition and continuing general economic weakness.

Discontinued Operations

The following table presents losses from discontinued operations, which includes the result of operations of CDE, Hollywood Park Racetrack and Ellis Park for the years ended December, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Net revenues	$6,375	$—	$—	$6,375	NM	$—	NM
Operating expenses	13,081	—	—	13,081	NM	—	NM
Selling, general and administrative expenses	2,372	—	—	2,372	NM	—	NM

Operating loss	(9,078)	—	—	(9,078)	NM	—	NM
Other (expense) income	(79)	365	(56)	(444)	U	421	F

(Loss) earnings from operations before benefit (provision) for income taxes	(9,157)	365	(56)	(9,522)	U	421	F
Income tax benefit (provision)	3,330	(1,218)	(543)	4,548	F	(675)	F

Loss from operations	(5,827)	(853)	(599)	(4,974)	U	(254)	U
Gain on sale of assets, net of income taxes	2,623	—	—	2,623	F	—	U

Net loss	$(3,204)	$(853)	$(599)	$(2,351)	U	$(254)	U

On December 31, 2010, we recognized a gain on sale of $4.4 million upon the expiration of an indemnity entered into in accordance with the sale of Hollywood Park Racetrack during 2005, under which we agreed to indemnify the purchaser for any withdrawal liability incurred in connection with a complete or partial withdrawal from various noncontributory defined benefit multi-employer retirement plans.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,		‘10 vs. ‘09 Change
	2010	2009	$	%
Total assets	$1,017,719	$725,402	$292,317	40%
Total liabilities	$511,505	$318,380	$193,125	61%
Total shareholders’ equity	$506,214	$407,022	$99,192	24%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include increases in goodwill of $99.1 million and other intangible assets of $79.1 million, which are primarily driven by assets acquired in connection with our acquisitions of Youbet and Harlow’s.

Excluding other assets of $79.8 million acquired in connection with the Youbet and Harlow’s acquisitions, other significant changes within total assets include increases in cash and restricted cash of $4.6 million and $26.5 million, respectively. The increase in cash balances reflects the bankroll for the slots at Calder Casino for the year ended December 31, 2010 as compared to the same period last year. Higher restricted cash reflects the receipt of $16.5 million related to the Illinois riverboat subsidy.

•

Significant changes within total liabilities include an increase of $194.0 million in long-term debt, which was due to borrowing of $140.4 million for the Harlow’s acquisition, $45.3 million for the Youbet acquisition and $24.0 million used to repay the Arlington Park land note and $38 million to fund other capital expenditures including the installation of lights at Churchill Downs and the completion of Calder Casio, partially offset by $51.0 million in repayments funded by cash flows provided by operations.

Other significant changes within total liabilities include increases in deferred riverboat subsidy of $16.5 million, reflecting the receipt of additional monies related to the Illinois riverboat subsidy. Partially offsetting these increases was a decrease in note payable of $24.0 million reflecting the repayment of the Arlington Park land note. In addition, deferred revenue decreased by $6.5 million related to the timing of advance collections for the 2011 Kentucky Derby.

Liquidity and Capital Resources

The following table is a summary of our cash flows (in thousands):

	Year Ended December 31,			‘10 vs. ‘09 Change		‘09 vs. ‘08 Change
	2010	2009	2008	$	%	$	%
Operating activities	$59,857	$71,047	$78,234	$(11,190)	-16%	$(7,187)	-9%
Investing activities	$(234,941)	$(91,178)	$(49,195)	$(143,763)	U	$(41,983)	-85%
Financing activities	$188,342	$21,116	$(31,726)	$167,226	F	$52,842	F

•

The decrease in cash provided by operating activities is primarily due to an increase in income taxes receivable due to lower than anticipated current year income tax expense due, in part, to losses incurred by CDE. We anticipate that cash flows from operations, including those associated with the acquisitions of Youbet and Harlow’s, over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The increase in cash used in investing activities during the year ended December 31, 2010, is primarily attributable to the acquisitions of Youbet and Harlow’s, the construction of Calder Casino and the purchase of Arlington Park land. As of December 31, 2010, we have spent a total of $79.5 million to build Calder Casino, of which $11.0 million was spent during the year ended December 31, 2010.

•

Cash flows from financing activities increased as we borrowed in excess of our repayments on our revolving loan facilities by $194.0 million during the year ended December 31, 2010, primarily to fund the expansion of our gaming operations and the acquisitions of Youbet and Harlow’s.

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out, or no longer cost effective to repair. We use free cash flow to evaluate our business because, although it is similar to cash flow from operations, we believe it will typically present a more conservative measure of cash flows, as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure and our definition may differ from other companies’ definitions of this measure.

Free cash flow does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments for business acquisitions or capital project expenditures for fixed asset additions that expand on existing facilities or create a new facility. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Maintenance-related capital expenditures	$14,709	$12,276	$14,704
Capital project expenditures	47,243	69,664	25,446

Additions to property and equipment	61,952	81,940	40,150

Net cash provided by operating activities	$59,857	$71,047	$78,234
Maintenance-related capital expenditures	(14,709)	(12,276)	(14,704)

Free cash flow	$45,148	$58,771	$63,530

Credit Facilities and Indebtedness

Second Amended and Restated Credit Agreement

On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amends certain provisions of the credit agreement and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Amendment reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. We also incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which were capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013, and we cannot be assured that we will be able to refinance our debt on favorable terms, if at all. As of December 31, 2010, we had $102.8 million in credit available for borrowings.

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

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes and acquisition needs. The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ending December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility. The Company is in compliance with all covenants related to the Credit Facility.

Convertible Note Payable, Related Party

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”), to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair market value on March 7, 2005, against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded net gains on the amortization of the long put option and short call option in the amount of $0.8 million during each of the years ended December 31, 2010, 2009 and 2008, respectively.

Contractual Obligations

Our commitments to make future payments as of December 31, 2010 are summarized as follows (in thousands):

	After
	In 2011	2012-2013	2014-2015	2015	Total
Long-term debt	$—	$265,117	$—	$—	$265,117
Convertible note payable, related party	—	—	16,669	—	16,669
Interest(1)	7,688	15,376	—	—	23,064
Guaranteed purses,
Calder Casino	4,750	9,875	—	—	14,625
Operating leases	5,423	8,207	2,705	1,677	18,012

Total	$17,861	$298,575	$19,374	$1,677	$337,487

(1)	Interest includes the estimated contractual payments under our revolving credit facility assuming no change in the borrowing rate of 2.9%, which was the rate in place as of December 31, 2010.

As of December 31, 2010, we had approximately $2.9 million of unrecognized tax benefits. Currently, we are unsure of the timing of a settlement with the applicable taxing authority for these unrecognized tax benefits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, we had $265.1 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows from operating activities by $2.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Harlow’s Casino and Resort Hotel from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Harlow’s Casino and Resort Hotel from our audit of internal control over financial reporting. Harlow’s Casino and Resort Hotel is a wholly-owned subsidiary whose total assets and total revenues represent 14.4% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

March 14, 2011

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,901	$13,643
Restricted cash	61,891	35,125
Accounts receivable, net of allowance for doubtful accounts of $4,098 in 2010 and $1,024 in 2009	33,307	33,446
Deferred income taxes	16,136	6,408
Income taxes receivable	11,674	—
Other current assets	20,086	16,003

Total current assets	169,995	104,625

Property and equipment, net	507,476	458,222
Goodwill	214,528	115,349
Other intangible assets, net	113,436	34,329
Other assets	12,284	12,877

Total assets	$1,017,719	$725,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,703	$35,034
Bank overdraft	5,660	3,738
Purses payable	12,265	11,857
Accrued expenses	49,754	46,603
Dividends payable	8,165	6,777
Deferred revenue	24,512	30,972
Income taxes payable	—	1,997
Deferred riverboat subsidy	40,492	23,965
Note payable, related party	—	24,043

Total current liabilities	188,551	184,986
Long-term debt	265,117	71,132
Convertible note payable, related party	15,075	14,655
Other liabilities	17,775	19,137
Deferred revenue	15,556	16,720
Deferred income taxes	9,431	11,750

Total liabilities	511,505	318,380
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 16,571 shares and 13,684 shares issued at December 31, 2010 and 2009, respectively	236,503	145,423
Retained earnings	269,711	261,599

Total shareholders’ equity	506,214	407,022

Total liabilities and shareholders’ equity	$1,017,719	$725,402

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2010	2009	2008
Net revenues:
Pari-mutuel wagering	$326,246	$303,383	$305,039
Gaming	138,873	70,806	60,308
Other operating	120,226	96,314	100,847

	585,345	470,503	466,194
Operating expenses:
Purses and pari-mutuel taxes	127,600	134,606	137,138
Gaming taxes	44,131	14,992	13,404
Other direct expenses	319,614	235,218	229,364
Selling, general and administrative expenses	62,434	50,954	50,709
Insurance recoveries, net of losses	—	—	(17,200)

Operating income	31,566	34,733	52,779
Other income (expense):
Interest income	185	896	612
Interest expense	(6,179)	(1,657)	(2,198)
Equity in loss of unconsolidated investments	(571)	(960)	(3,047)
Miscellaneous, net	2,897	1,504	1,654

	(3,668)	(217)	(2,979)

Earnings from continuing operations before provision for income taxes	27,898	34,516	49,800
Provision for income taxes	(8,341)	(16,835)	(20,652)

Earnings from continuing operations	19,557	17,681	29,148
Discontinued operations, net of income taxes:
Loss from operations	(5,827)	(853)	(599)
Gain on sale of assets	2,623	—	—

Net earnings	$16,353	$16,828	$28,549

Net earnings (loss) per common share data:
Basic
Earnings from continuing operations	$1.27	$1.28	$2.10
Discontinued operations	(0.21)	(0.06)	(0.04)

Net earnings	$1.06	$1.22	$2.06

Diluted
Earnings from continuing operations	$1.26	$1.27	$2.09
Discontinued operations	(0.21)	(0.06)	(0.04)

Net earnings	$1.05	$1.21	$2.05

Weighted average shares outstanding:
Basic	15,186	13,582	13,541
Diluted	15,666	14,040	14,017

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

(in thousands, except per common share data)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance, December 31, 2007	13,672	$137,761	$229,797	$367,558
Net earnings			28,549	28,549
Issuance of common stock for employee benefit plans	20	448		448
Windfall tax benefit from share-based compensation		23		23
Repurchase of common stock	(3)	(151)		(151)
Grant of restricted stock	1			—
Restricted stock forfeitures	(1)			—
Amortization of restricted stock		2,681		2,681
Cash dividends, $0.50 per share			(6,767)	(6,767)
Restricted dividends, $0.50 per share			(15)	(15)
Stock option plan expense		1,565		1,565

Balance, December 31, 2008	13,689	142,327	251,564	393,891
Net earnings			16,828	16,828
Issuance of common stock for employee benefit plans	4	488		488
Windfall tax benefit from share-based compensation		4		4
Repurchase of common stock	(7)	(235)		(235)
Restricted stock forfeitures	(2)			—
Amortization of restricted stock		1,946		1,946
Cash dividends, $0.50 per share			(6,777)	(6,777)
Restricted dividends, $0.50 per share			(16)	(16)
Stock option plan expense		893		893

Balance, December 31, 2009	13,684	145,423	261,599	407,022
Net earnings			16,353	16,353
Issuance of common stock for employee benefit plans	19	564		564
Issuance of common stock for long-term incentive plan	33	1,302		1,302
Issuance of common stock for acquisition	2,733	85,482		85,482
Tax shortfall from share-based compensation		(126)		(126)
Repurchase of common stock	(89)	(944)		(944)
Grant of restricted stock	191			—
Amortization of restricted stock		4,154		4,154
Cash dividends, $0.50 per share			(8,165)	(8,165)
Restricted dividends, $0.50 per share			(76)	(76)
Stock option plan expense		648		648

Balance, December 31, 2010	16,571	$236,503	$269,711	$506,214

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$16,353	$16,828	$28,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,524	30,256	28,847
Asset impairment loss	1,598	—	—
Gain on sale of business	(4,175)	—	—
Equity in loss of unconsolidated investments	571	960	3,047
Loss (gain) on sale of assets	371	120	(423)
Unrealized gain on derivative instruments	(817)	(817)	(817)
Share-based compensation	4,802	2,838	4,246
Deferred tax provision (benefit)	8,634	(168)	5,691
Other	1,473	612	611
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	(20,338)	(21,091)	1,074
Accounts receivable	290	1,721	10,970
Other current assets	112	(955)	(1,557)
Income taxes	(12,729)	18,892	(3,477)
Accounts payable	2,390	(4,361)	8,735
Purses payable	(92)	556	(1,515)
Accrued expenses	4,407	1,591	(1,898)
Deferred revenue	11,379	30,924	(4,151)
Other assets and liabilities	(896)	(6,859)	302

Net cash provided by operating activities	59,857	71,047	78,234

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(169,665)	—	—
Additions to property and equipment	(61,952)	(81,940)	(40,150)
Purchases of minority investments	(450)	(2,201)	(2,609)
Acquisition of gaming license	(2,750)	(3,250)	—
Contingency payment for acquisition of business	—	(3,500)	(3,500)
Proceeds from sale of business, net of cash sold	—	—	(2,000)
Proceeds on sale of property and equipment	57	8	991
Change in deposit wagering asset	(181)	(295)	(1,927)

Net cash used in investing activities	(234,941)	(91,178)	(49,195)

Cash flows from financing activities:
Borrowings on bank line of credit	442,758	313,452	290,301
Repayments of bank line of credit	(248,773)	(285,460)	(315,150)
Change in deposit wagering liability	139	691	913
Change in book overdraft	1,922	1,697	(1,360)
Payments of dividends	(6,777)	(6,767)	(6,750)
(Shortfall) windfall tax provision from share-based compensation	(126)	4	23
Loan origination fees	(421)	(2,721)	—
Repurchase of common stock	(944)	(235)	(151)
Common stock issued	564	455	448

Net cash provided by (used in) financing activities	188,342	21,116	(31,726)

Net increase (decrease) in cash and cash equivalents	13,258	985	(2,687)
Cash and cash equivalents, beginning of year	13,643	12,658	15,345

Cash and cash equivalents, end of year	$26,901	$13,643	$12,658

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,746	$478	$2,016
Income taxes	11,778	8,043	18,762
Schedule of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$47	$5,126	$—
Note payable issued to acquire land	—	24,043	—
Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$2,925	$—	$—
Other current assets	2,813	—	—
Income tax receivable	941	—	—
Other non-current assets	20,233	—	—
Property and equipment, net	56,183	—	—
Goodwill	99,179	—	7,000
Other intangible assets	86,305	—	—
Accounts payable	(11,605)	—	—
Accrued expenses	(7,713)	—	—
Other liabilities	(62)	—	—
Deferred revenue	(299)	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing content and technology for consumers and businesses through multiple platforms. The Company conducts live racing meets at its racetracks in Kentucky, Florida, Illinois and Louisiana. All of the Company’s pari-mutuel operations are subject to regulation by the racing commissions of the respective states. The Company offers gaming products through its casino in Mississippi, its slot and video poker operations in Louisiana and its slots operations in Florida.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horseracing at Calder Race Course (“Calder”), Arlington Park Racecourse, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, LLC (“VSI”), SW Gaming (“Harlow’s”), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Youbet.com, LLC (“Youbet”) and its wholly-owed subsidiary, United Tote Company, Inc. (“United Tote”), Churchill Downs Investment Company (“CDIC”), the owner of minority investments in HRTV, LLC (“HRTV”) and Churchill Downs Simulcast Productions, LLC (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Year Revision

During the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009 and 2008 to appropriately reflect the classification of pari-mutuel taxes, gaming taxes and free play administered at our gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play were presented as an operating expense whereas they more properly should have been presented as a reduction to revenues.

For the years ended December 31, 2009 and 2008, the net impact of the pari-mutuel and gaming tax revision was an increase in net pari-mutuel wagering revenue of $21.2 million and $25.4 million, respectively, with a corresponding increase in purses and pari-mutuel taxes. In addition, gaming revenue increased by $15.0 million and $13.4 million, respectively, with a corresponding increase in gaming taxes. Finally, the impact of the free play revision was a reduction in net gaming revenue of $5.4 million and $3.2 million respectively, with a corresponding decrease in other direct expenses.

This revision, which the Company determined is not material, had no impact on operating income, results of operations, or cash flows.

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

Restricted Cash

Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2010, restricted cash included $40.5 million of funds in escrow related to riverboat subsidies in Illinois, as further described in Note 18.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 3 to 18 years for equipment, 2 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.

Intangible Assets

The Company determines the initial carrying value of its intangible assets in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible asset. For definite-lived intangible assets, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from one to 30 years using the straight-line method.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or between annual tests if events occur or circumstances indicate there may be impairment. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2010, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

Long-lived Assets/Impairments

In the event that facts and circumstances indicate that the carrying amount of tangible or definite-lived intangible assets and other long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the assets’ carrying amount to determine if an impairment loss should be recorded. The impairment loss is based on the excess, if any, of the carrying value over the fair value of the assets.

Fair Value of Assets and Liabilities

The Company adheres to a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories: Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities; Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3: Unobservable inputs for the asset or liability. The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Internal Use Software

The Company capitalized internal use software of approximately $4.4 million, $4.2 million and $2.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2010, 2009 and 2008, the amortization of capitalized costs totaled approximately $1.5 million, $2.5 million and $1.8 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.

Loan Origination Costs

During the years ended December 31, 2010 and 2009, the Company incurred $0.4 million and $2.7 million, respectively, in loan origination costs associated with the second amended and restated credit agreement, which were capitalized and will be amortized as interest expense over the remaining terms of the credit agreement.

Revenue Recognition

The Company’s pari-mutuel revenues include commissions on pari-mutuel wagering at its racetracks, off-track betting facilities (“OTBs”) and advance deposit wagering (“ADW”) providers, plus simulcast host fees from other wagering sites and source market fees generated from contracts with ADW providers. In addition to the commissions earned on pari-mutuel wagering, the Company earns pari-mutuel related streams of revenues from sources that are not related to wagering. These other pari-mutuel related revenues are primarily derived from statutory racing regulations in some of the states where our facilities are located and can fluctuate materially year-to-year. Gaming revenues are primarily generated from slot machines, video poker and table games. Other operating revenues are primarily generated from admissions, sponsorships, licensing rights and broadcast fees, fees for alternative uses of our facilities, concessions, lease income, information sales and other sources.

Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Gaming revenues represent net gaming wins, which is the difference between gaming wins and losses. Other operating revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred.

Approximately 56% of the Company’s annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned on live racing and import simulcasting at the Company’s various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 4.8%. The Company is subject to pari-mutuel and gaming taxes based on pari-mutuel and gaming revenues in the jurisdictions in which it operates. These taxes are recorded as an operating expense in the Consolidated Statements of Net Earnings and Comprehensive Earnings.

Promotional allowances primarily consist of the retail value of complementary food and beverage provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue. During the years ended December 31, 2010, 2009 and 2008, the retail value of the promotional allowances was $4.9 million, $2.5 million and $1.5 millions, respectively. The estimated cost of providing food and beverage promotional allowances is included in other direct expenses for the years ended December 31, 2010, 2009 and 2008 and totaled $2.0 million, $1.3 million and $0.9 million, respectively.

The Company’s guests may be awarded free play through our customer loyalty programs or through direct mail offers. Free play is deducted to arrive at net revenues. During the years ended December 31, 2010, 2009 and 2008, free play totaled $14.6 million, $6.4 million and $3.8 million, respectively.

Customer Loyalty Programs

The Company’s customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for gaming locations offer incentives to customers who wager at the Company’s racetracks or wager at our gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned. The estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. The retail value of the points-based cash awards or complementary goods and services is netted against revenue as a promotional allowance. At December 31, 2010 and 2009, the outstanding reward point liability was $2.7 million and $1.6 million, respectively.

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

Pari-mutuel and Gaming Taxes

The Company recognizes pari-mutuel and gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states in which wagering occurs. Individual states and local jurisdictions set pari-mutuel tax rates which range from 0.25% to 3.5% of the total handle wagered by patrons. Gaming tax rates range from 1.5% to 35% of net gaming revenue.

Purse Expense

The Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments, which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are realized.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock, is recognized as compensation expense over the service period based on the fair value on the date of grant.

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS. The Company has determined that the convertible promissory note issued to a shareholder as described in Note 13 is a participating security. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods when the Company reports net earnings, potential common shares with exercise prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS. See Note19 for further details.

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

Reclassifications

Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income or cash flows.

NOTE 2—ACQUISITIONS AND NEW VENTURES

Harlow’s Casino Resort & Hotel Acquisition

On December 16, 2010, the Company completed its acquisition of Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room hotel, a 2,600-seat entertainment center and dining facilities. The primary reason for the acquisition was to continue the Company’s diversification and growth strategies and invest in assets with an expected yield on investment to enhance shareholder value.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Such estimates are subject to refinement as additional valuation information is received. The purchase agreement contains provisions under which there may be future consideration paid or received related to the subsequent determination of working capital that existed at the acquisition date. Any payments or receipts for provisional amounts for working capital will be recorded as an adjustment to goodwill when paid or received.

Total
Restricted cash	$703
Accounts receivable	164
Prepaid expenses	696
Inventory	95
Other assets	17
Property and equipment	47,120
Deferred income taxes	118
Goodwill	31,955
Other intangible assets	59,005

Total assets acquired	139,873

Accounts payable	465
Accrued expenses	3,104
Other liabilities	62

Total liabilities acquired	3,631

Purchase price, net of cash acquired	$136,242

The fair value of other intangible assets consists of the following (in thousands):

Slot gaming rights	$33,880
Customer relationships	13,580
Tradename	7,980
Other intangible assets	3,565

Total intangible assets	$59,005

Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated remaining useful lives of the related assets as follows: 3 to 5 years for computer hardware and software, 5 to 10 years for equipment, 7 years for furniture and fixtures, 35 years for buildings and 22 years for building improvements. Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Intangible assets include two segments of customer relationships valued at $10.8 million and $2.8 million with lives of 6 years and 3 years, respectively. Other intangible assets consist of a non-compete agreement valued at $0.4 million and leasehold interests valued at $3.2 million, with lives of 3 years and 30 years, respectively. Slot gaming rights and tradename are determined to have indefinite lives and are not being amortized.

Goodwill of $31.9 million was recognized given the expected contribution of the Harlow’s acquisition to the Company’s overall business strategy. The entire balance of goodwill has been allocated to the Gaming Business segment. The Company expects to deduct goodwill for income tax purposes.

YouBet.com Merger

On June 2, 2010, the Company completed its acquisition of Youbet.com, Inc. (“Youbet”) pursuant to an Agreement and Plan of Merger dated as of November 11, 2009, for an aggregate purchase price of $131.2 million, which consisted of $45.3 million of cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04. The transaction included the acquisition of the account wagering platform of Youbet and the operations of United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, off-track betting facilities (“OTBs”) and other pari-mutuel wagering businesses. The primary reason for the acquisition was to invest in assets with an expected yield on investment and continue the Company’s growth in one of the fastest growing segments of the pari-mutuel industry.

The acquisition of Youbet was accounted for under the purchase method. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Total
Restricted cash	$5,544
Accounts receivable	2,761
Prepaid expenses	984
Inventory	1,020
Other assets	103
Property and equipment	9,063
Deferred income taxes	31,667
Goodwill	67,224
Other intangible assets	27,300

Total assets acquired	145,666

Accounts payable	11,140
Accrued expenses	4,609
Deferred revenue	299
Income taxes payable	(941)
Deferred income taxes	11,654

Total liabilities acquired	26,761

Purchase price, net of cash acquired	$118,905

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

During 2010, the Company terminated 36 employees. The Company also informed 23 other employees that their employment will likely be terminated between December 31, 2010, and January 31, 2011, and informed 5 employees that their employment will likely be terminated during the period of 3 to 12 months after December 31, 2010. Certain of these employees have already received or may receive offers to relocate to another division of the Company at one of the Company’s other facilities.

These employee separations were prompted by the identification of redundancies in the Company’s Online Business as a result of the Company’s merger with Youbet. During the year ended December 31, 2010, in accordance with the terms of a historic, ongoing benefit arrangement, the Company recognized $2.9 million of severance and other benefits costs, which are included within selling, general and administrative expenses in the Consolidated Statement of Net Earnings and Comprehensive Earnings.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the merger with Harlow’s and Youbet as of the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger with Harlow and Youbet consummated at the beginning of the respective periods.

	Year Ended December 31,
	2010	2009
Net revenues	$688,440	$638,560
Earnings from continuing operations	$22,060	$22,795
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$1.32	$1.36
Diluted:
Earnings from continuing operations	$1.31	$1.36
Shares used in computing earnings from continuing operations per common share:
Basic	16,318	16,282
Diluted	16,796	16,740

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

The Slots Agreement became effective on January 22, 2010, which was the day the slot machine facility at Calder opened to the general public for slot machine wagering (the date of “First Coin Drop”) and expires on the tenth anniversary of the first December 31st after the date of First Coin Drop, subject to automatic five-year renewal periods. Under the Slots Agreement, Calder will contribute certain sums of slot machine revenue to supplement thoroughbred racing purses at Calder. During the first four years of the Slots Agreement, the Company will supplement purses for thoroughbred horse races conducted at Calder at a minimum of $18.8 million. Thereafter, Calder will supplement purses by 6.75% of slot machine revenue annually for the remainder of the initial term of the Slots Agreement.

Calder and the Florida Thoroughbred Breeders and Owners Association (“FTBOA”) reached agreement in 2008 (the “Breeders Agreement”) for the sharing of slots revenue. Under the Breeders Agreement, Calder will supplement the payment of thoroughbred breeder’s stallion and special racing awards in an amount equal to 0.75% of slot machine revenue annually. The Breeders Agreement became effective on the date of the First Coin Drop and will expire on the tenth anniversary of the first December 31st after the First Coin Drop subject to five-year renewal periods at the election of the FTBOA.

NOTE 4—DISCONTINUED OPERATIONS

Dissolution of Churchill Downs Entertainment Group

During the year ended December 31, 2010, the Company ceased operations of CDE, an entity created to conceive and produce large-scale entertainment events. The decision was made to dissolve the group because of the belief that achieving financial success conducting large-scale entertainment events was very difficult in the current economy. The loss from operations before income tax benefit for CDE for the year ended December 31, 2010 was $9.1 million which included $0.8 million of severance and other benefits costs related to the dissolution of the entity.

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

In accordance with the sale, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note on March 30, 2010. As of December 31, 2010, approximately $5.1 million of principal and interest is outstanding in accordance with the Note terms and recorded in other current assets on the Consolidated Balance Sheet.

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. As of December 31, 2010, the Company had not received the contingent payment, and has determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement. On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware.

On February 18, 2011, the U.S. Bankruptcy Court (“Court”) in Delaware approved Centaur’s reorganization plan. The Court also approved the Company’s settlement agreement whereby subject to the conditions contained in Centaur’s reorganization plan being met, the Company will receive a cash payment of $8.5 million. This payment will satisfy the promissory note issued and contingent consideration provision of the Partnership Interest Partnership Agreement. Amounts received in excess of the Note balance and accrued interest will be recorded as a gain on the sale of Hoosier Park once collectability is assured.

Release of Hollywood Park Retirement Plan Liabilities

On September 23, 2005, Churchill Downs California Company (“CDCC”), a wholly-owned subsidiary of the Company, completed the disposition of the Hollywood Park Racetrack horseracing facility and the Hollywood Park Casino facility located in Inglewood, California (“Hollywood Park”) to Hollywood Park Land Company,

LLC (the “Purchaser”) pursuant to the Asset Purchase Agreement (the “Purchase Agreement”) dated July 6, 2005. In connection with the sale of the assets, the Company transferred its obligations as a member in various noncontributory defined benefit multi-employer retirements plans, which are administered primarily by unions, to the Purchaser. Under the terms of an indemnity agreement included in the Purchase Agreement, in the event the Purchaser withdraws in a complete or partial withdrawal from any of the multi-employer retirement plans due to a cessation of the Hollywood Park Racetrack business on or before the last day of the fifth plan year beginning immediately after the close of the sale of the assets, the Company agreed to indemnify and hold the Purchaser harmless from and against any withdrawal liability incurred by the Purchaser in connection with such complete or partial withdrawal, provided that the aggregate amount of such withdrawal liability shall not exceed the amount of the withdrawal liability that would have been incurred by the Company if the Company had completely withdrawn from the applicable plans on the date of the closing of the sale of the Assets.

On December 31, 2010, the Company recognized a gain on sale of Hollywood Park of $4.4 million upon the expiration of an indemnity of certain contractual obligations related to the sale. The Company maintains a liability of $0.2 million for the remainder of the retirement plans, which will expire in 2011.

Financial Information

CDE, Hollywood Park, Ellis Park and Hoosier Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Net revenues	$6,375	—	—
Operating expenses	13,081	—	—
Selling, general and administrative expenses	2,372	—	—

Operating loss	(9,078)	—	—
Other (expense) income	(79)	$365	$(56)

(Loss) earnings from operations before benefit (provision) for income taxes	(9,157)	365	(56)
Income tax benefit (provision)	3,330	(1,218)	(543)

Loss from operations	(5,827)	(853)	(599)
Gain on sale of assets, net of income taxes	2,623	—	—

Net loss	$(3,204)	$(853)	$(599)

NOTE 5—NATURAL DISASTERS

On August 29, 2005, Hurricane Katrina caused significant damage to the metropolitan New Orleans, Louisiana area. A significant portion of the assets of Fair Grounds and VSI suffered damages from Hurricane Katrina. The Company carries property and casualty insurance as well as business interruption insurance. In accordance with existing policies, the Company paid a $0.5 million deductible related to any recoveries for damages. As of December 31, 2010, the Company has received a total of $41.5 million in insurance recoveries. During the year ended December 31, 2008, the Company received a payment of $17.2 million, which represented the final payment of all outstanding property and business interruption claims related to the damage.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following (in thousands):

	2010	2009
Simulcast receivables	$14,792	$14,134
Trade receivables	11,711	9,931
PSL and hospitality receivables	7,451	7,871
Other receivables	3,451	2,534

	37,405	34,470
Allowance for doubtful accounts	(4,098)	(1,024)

	$33,307	$33,446

During the three months ended December 31, 2010, the Company recognized $0.9 million of bad debt expense, net of purses, in its Racing Operations and Other Investment segments resulting from the bankruptcy filing of New York City Off-Track Betting Corporation (“NYCOTB”). During 2009, NYCOTB filed for Chapter 9 bankruptcy and on January 25, 2011, its Chapter 9 bankruptcy case was dismissed by the United States Bankruptcy Court for the Southern District of New York, and NYCOTB ceased operations.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	2010	2009
Land	$103,921	$103,855
Grandstands and buildings	370,383	303,334
Equipment	118,647	62,804
Furniture and fixtures	64,077	50,993
Tracks and other improvements	75,572	59,815
Construction in progress	2,483	69,269

	735,083	650,070
Accumulated depreciation	(227,607)	(191,848)

	$507,476	$458,222

Depreciation expense was approximately $36.6 million, $28.2 million and $26.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified in other direct expenses in the Statements of Net Earnings and Comprehensive Earnings.

NOTE 8—GOODWILL

Goodwill of the Company at December 31, 2010 and 2009 is comprised of the following (in thousands):

	Racing Operations	Gaming	Other Investments	On-line Business	Total
Balance as of December 31, 2008	$50,401	$3,127	$1,258	$60,563	$115,349
Additions	—	—	—	—	—

Balance as of December 31, 2009	50,401	3,127	1,258	60,563	115,349
Additions	—	31,955	—	67,224	99,179

Balance as of December 31, 2010	$50,401	$35,082	$1,258	$127,787	$214,528

NOTE 9—OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are comprised of the following (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definited-lived intangible assets
Favorable contracts	$11,000	$(2,319)	$8,681	$11,000	$(1,671)	$9,329
Customer relationships	47,280	(7,662)	39,618	7,000	(3,617)	3,383
Slots gaming license	2,750	(1,375)	1,375	3,250	—	3,250
Other	4,059	(207)	3,852	494	(178)	316

	$65,089	$(11,563)	$53,526	$21,744	$(5,466)	$16,278

Indefinite-lived intangible assets
Slots gaimng rights			45,089			11,210
Trademarks			11,297			3,317
Illinois Horseracing
Equity Trust			3,307			3,307
Other			217			217

Total intangible assets			$113,436			$34,329

Amortization expense for definite-lived intangible assets was approximately $9.9 million, $2.1 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified in other direct expenses. The Company submitted payments of $2.8 million and $3.3 million for the years ended December 31, 2010 and December 31, 2009, respectively, for annual license fees for Calder Casino. The initial payment was amortized to expense from the date of the opening of the slot facility until June 30, 2010, for the year ended December 31, 2010. Thereafter, payments will be amortized to expense over the annual license period.

Indefinite-lived intangible assets consist primarily of state gaming licenses in Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.

Future estimated amortization expense does not include additional payments of $1.4 million in 2011 and $2.8 million in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid. Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2011	$10,734
2012	$8,542
2013	$7,915
2014	$6,902
2015	$6,086

NOTE 10—INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2010	2009	2008
Current provision:
Federal	$(1,620)	$13,568	$12,354
State and local	1,211	3,435	2,607
Foreign	116	—	—

	(293)	17,003	14,961
Deferred:
Federal	9,464	(171)	4,796
State and local	(830)	3	895

	8,634	(168)	5,691

	$8,341	$16,835	$20,652

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2010	2009	2008
Federal statutory tax on earnings before income taxes	$9,765	$12,081	$17,430
State income taxes, net of federal income tax benefit	299	2,406	2,620
Non-deductible lobbying and contributions	439	349	294
Tax credits	(36)	58	(842)
Non-deductible transaction costs	531	—	—
Tax adjustments	(1,928)	—	677
IRS audit settlement	(712)	1,725	—
Other permanent differences	(17)	216	473

	$8,341	$16,835	$20,652

During 2010, the Company identified adjustments to permanent tax differences related to years prior to January 1, 2008. As a result, the Company increased income taxes receivable and reduced income tax expense by $1.9 million during 2010. The adjustment relates to incorrectly treating deductible, local lobbying expenses incurred during 2005 and 2007 as non-deductible. These adjustments were recorded during the year ended December 31 2010, as the corrections were deemed immaterial to both the results of operations for the year ended December 31, 2010, and all prior periods affected.

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

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period the proceeds are received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of income taxes due for each of the tax years 2005 and 2006. On April 14, 2010, the Company defended its position of deferring income related to the sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, the Company agreed to change its method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, the taxable income for each of the years ended December 31, 2007 and 2008 will increase by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, the Company recognized an income tax benefit from continuing operations of $0.7 million during the year ended December 31, 2010, reflecting a reduction of interest expense previously estimated, partially offset by higher income tax due then previously estimated.

During 2003, the Company entered into a Tax Increment Financing Agreement (“TIF”) with the Commonwealth of Kentucky. Pursuant to this agreement, the Company is entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from its 2005 renovation of the Churchill facility. Due to uncertainties related to the computation of the tax increase, it’s uncertain how much, if any, of a benefit the Company is currently entitled to receive. The benefit, if received, will be recorded as a reduction of other direct expenses and a reduction to income tax expense.

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2010	2009
Deferred tax assets:
Deferred compensation plans	$7,578	$7,287
Deferred income	6,497	7,117
Allowance for uncollectible receivables	978	325
Deferred liabilities	4,057	4,943
Net operating losses and credit carryforward	33,264	1,310
Other	56	612

Deferred tax assets	52,430	21,594
Valuation allowance	(1,381)	—

Net deferred tax asset	51,049	21,594

Deferred tax liabilities:
Intangible assets in excess of tax basis	18,870	—
Property and equipment in excess of tax basis	25,166	21,817
Other	308	5,119

Deferred tax liabilities	44,344	26,936

Net deferred tax asset (liability)	$6,705	$(5,342)

Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$16,136	$6,408
Net non-current deferred tax liability	(9,431)	(11,750)

	$6,705	$(5,342)

As of December 31, 2010, the Company had federal net operating losses of $25.7 million, which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses is limited on an annual basis pursuant to IRC § 382. However, the Company believes that it will be able to fully utilize all of these losses. In addition, the Company has $7.0 million of state net operating losses; $3.5 million of this loss carryforward was acquired in conjunction with the acquisition of Youbet.com. These losses may be subject to the limitations similar to IRC § 382. The Company has recorded a valuation allowance of $1.4 million against the state net operating losses due to the fact that it is unlikely that it will generate income in certain states, which is necessary to utilize the assets.

The changes in the valuation allowance for deferred tax assets for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance at beginning of the year	$—	$—
Charged to costs and expenses	—	—
Charged to comprehensive income	—	—
Charged to other accounts	1,381	—
Deductions	—	—

Balance at end of the year	$1,381	$—

The Company adopted the provisions of an accounting standard, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this standard, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The standard also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of January 1, 2008	$1,638
Additions for tax positions related to the current year	590
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	(40)

Balance as of December 31, 2008	2,583
Additions for tax positions related to the current year	572
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(188)

Balance as of December 31, 2009	2,967
Additions for tax positions related to the current year	585
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(626)

Balance as of December 31, 2010	$2,926

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Earnings and Comprehensive Earnings. The Company accrued approximately $0.2 million of interest for each of the years ended December 31, 2010 and 2009, respectively.

NOTE 11—SHAREHOLDERS’ EQUITY

On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms (a “ Qualifying Offer”) ), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding common stock, the Board may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing plan that covers all employees with one year or more of service and one thousand or more worked hours. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match, at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2010, 2009 and 2008 was approximately $1.3 million, $1.1 million and $1.1 million, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2010, 2009 and 2008 was approximately $0.5 million. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 13—LONG-TERM DEBT

The following table presents our long-term debt outstanding at December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009
Long-term debt, due after one year:
$375 million revolving credit facility	$259,000	$—
$275 million revolving credit facility	—	68,000
Swing line of credit	6,117	3,132

	265,117	71,132
Convertible note payable, related party	16,669	16,669
Discount on convertible note payable, related party	(1,594)	(2,014)

	15,075	14,655

Total long-term debt	$280,192	$85,787

On November 1, 2010, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”), which amends certain provisions of the credit agreement and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Amendment reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the credit agreement continue to be a majority of the Company’s wholly-owned subsidiaries. The Company also incurred loan origination costs of approximately $0.4 million in connection with the Amendment, which were capitalized and amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013.

Generally, borrowings made pursuant to the Amendment will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Amendment, we agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2010 and 2009 was 2.90% and 2.70%, respectively.

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

On October 19, 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million, due October 18, 2014. The convertible note was amended and restated on March 7, 2005 (as so amended and restated the “Note”), to eliminate the Company’s ability to pay the Note at maturity with shares of its common stock. The Company will pay interest on the principal amount of the Note on an annual basis in an amount equal to what the shareholder would have received as a dividend on the shares that were redeemed. The Note is immediately convertible, at the option of the shareholder, into shares of the Company’s common stock at a conversion price of $36.83. The Note may not be prepaid without the shareholder’s consent. Upon maturity, the Company must pay the principal balance and unpaid accrued interest in cash. Prior to the amendment, the Note was deemed a short forward contract on common stock of the Company that included each of a short call option with a strike price of $36.83, a long put option with an equivalent strike price and a debt obligation consisting of interest amounts equal to the future dividends with respect to the underlying shares and a principal amount equal to the notional amount of $16.7 million. A discount of $4.2 million, representing the difference between the notional amount and the fair value of $12.5 million of the debt obligation on the date of issuance, was recorded and is being amortized against interest expense over the term of the Note using the effective interest method.

Effective on the date of the amendment, the Note was deemed a conventional convertible debt instrument. As such, the Note was adjusted to fair value on March 7, 2005 against current earnings. The long put option and short call option are included in other assets and other liabilities, respectively, and are both being amortized into earnings on a straight-line basis over the remaining term of the Note. The Company recorded gains related to the long put option and the short call option in the amount of $0.8 million during each of the years ended December 31, 2010, 2009 and 2008.

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2011	$—
2012	—
2013	265,117
2014	16,669
Thereafter	—

Total	$281,786

NOTE 14—OPERATING LEASES

The Company has two operating lease agreements for Arlington Park OTBs, both of which expire in 2011 with an option to purchase relating to one of the leases. The Company has nine operating lease agreements for Fair Grounds OTBs, which expire in various years from 2011 through 2019.

Future minimum operating lease payments are as follows, not including the contingent portion of totalizator and audio visual equipment (in thousands):

Year Ended December 31,
2011	$5,423
2012	4,775
2013	3,432
2014	1,425
2015	1,280
Thereafter	1,677

Total	$18,012

The Company also leases certain totalizator and audio/visual equipment that are partially contingent on handle and race days, respectively. Total annual rent expense for contingent lease payments, including totalizator, audio/visual equipment, land and facilities, was approximately $6.8 million, $5.7 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments and slot machine lease payments, was approximately $19.0 million, $13.4 million and $12.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

During the first quarter subsequent to each plan year during the term of the Company LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. During the year ended December 31, 2010, the performance target of the Company LTIP was achieved for the 2009 plan year. Compensation expense of $1.9 million was recognized for the 2009 plan which has not yet been awarded. Compensation expense of $1.1 million was recognized for the 2008 plan which was awarded through a restricted stock grant made during the year ended December 31, 2010. During the year ended December 31, 2009, the performance target of the 2008 plan year was achieved and compensation of $1.4 million was recognized. During the year ended December 31, 2008, the performance target was not achieved, and no compensation expense was recognized.

NOTE 16—SHARE-BASED COMPENSATION PLANS

As of December 31, 2010, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards and stock options associated with an employee stock purchase plan, was $3.7 million, $2.8 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, the Company identified adjustments to restricted stock compensation expense related to years prior to January 1, 2010. As a result, the Company increased restricted stock compensation expense and reduced unearned compensation by $1.5 million during 2010. The increase in compensation expense should have been recorded during prior periods and relates primarily to incorrect valuation assumptions used for 90,000 restricted shares issued under a previous employment agreement with Robert L. Evans, the Company’s President and Chief Executive Officer. These adjustments were recorded during the three months ended December 31 2010, as the corrections were deemed immaterial to both the results of operations for the year ended December 31, 2010, and all prior periods affected.

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

Activity for stock options granted by the Company during the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2007	228	$36.81
Granted	1	$49.01
Exercises	(3)	$33.89
Cancelled/forfeited	(8)	$38.62

Balance, December 31, 2008	218	$36.85
Granted	—	$—
Exercises	(1)	$22.63
Cancelled/forfeited	(8)	$42.54

Balance, December 31, 2009	209	$36.39
Granted	188	$35.22
Exercises	(4)	$27.75
Cancelled/forfeited	(33)	$33.31

Balance, December 31, 2010	360	$36.36

During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans, the Company’s President and Chief Executive Officer. Mr. Evans received a stock option, vesting quarterly over approximately three years to purchase an aggregate of 180,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on September, 27, 2010, the date on which the award was granted. This stock option has a contractual term of six years expiring on November 14, 2016.

Under Mr. Evan’s previous employment agreement, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006. The grant date of this award was determined to be June 28, 2007, the date on which the award was approved by the Company’s shareholders. This stock option has a contractual term of six years expiring on August 14, 2012.

The weighted average fair value of stock options granted during 2010 was $13.65 per share. During the year ended December 31, 2009, no stock options were granted. The weighted average fair value of stock options granted during 2008 was $14.40 per share. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	2010	2008
Risk-free interest rate	1.57%	2.60%
Dividend yield	1.42%	1.10%
Volatility factors of the expected market price for common stock	44.35%	32.42%
Weighted average expected life of options	6.3 years	4.0 years

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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010 (in thousands, except per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2010	194	3.2	$37.32	$6.08	$1,180

Options outstanding and unvested at December 31, 2010	166	6.0	$35.24	$8.16	$1,357

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2010 of $43.40 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $38 thousand, $11 thousand and $0.1 million, respectively. Cash received from stock option exercises totaled $0.1 million, $38 thousand and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2009, there were 202 thousand options exercisable with a weighted average exercise price of $35.94

A summary of the status of the Company’s nonvested stock options as of December 31, 2010, and changes during the year ended December 31, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	7	$26.26
Granted	189	$13.65
Vested	(29)	$16.43
Cancelled/Forfeited	(1)	$25.01

Nonvested at end of year	166	$13.66

As of December 31, 2010, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2010, was $0.5 million.

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

Restricted shares granted under the 04 Plan generally vest in full five years from the date of grant or upon retirement at or after age 60. Restricted shares granted under the 07 Incentive Plan generally vest in full three years from the date of grant or upon retirement at or after age 60. The fair value of restricted shares under both the 04 Plan and the 07 Incentive Plan is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock, discounted to consider the fact that dividends are not paid on these shares.

During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans. Mr. Evans received (i) 45,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, and (ii) 81,250 restricted stock shares, vesting quarterly over six years.

Under a previous employment agreement with Robert L. Evans, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards.

Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2007	233	$44.32
Granted	1	$47.67
Vested	(22)	$47.16
Cancelled/forfeited	(2)	$42.32

Balance, December 31, 2008	210	$44.08
Granted	—	$—
Vested	(22)	$48.49
Cancelled/forfeited	(2)	$48.69

Balance, December 31, 2009	186	$43.52
Granted	222	$36.02
Vested	(73)	$41.51
Cancelled/forfeited	(1)	$45.35

Balance, December 31, 2010	334	$38.96

As of December 31, 2010, there was $5.6 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 3.6 years.

As of December 31, 2010, employees of the Company held 112,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares). In September 2010 and June 2007, 45,000 and 90,000 restricted performance-based shares were granted, respectively. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $35.19 and $49.80, respectively, per share for a total value of $1.6 million and $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 2.3 years from the grant date. Assumptions used in this valuation included an annual votality factor of 40.2% and an annual dividend yield of 1.1%.

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

Under the Employee Stock Purchase Plan, the Company sold approximately fifteen thousand shares of common stock to employees pursuant to options granted on August 1, 2009, and exercised on July 31, 2010. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2010, can only be estimated because the 2010 plan year is not yet complete. The Company’s estimate of options granted in 2010 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2009 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2010. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 17—FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $1.7 million of the Company’s cash equivalents and restricted cash as of December 31, 2010, which are held in interest bearing accounts, qualify for Level 1 in the fair value hierarchy. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

The following table presents the Company’s assets that were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
					Total Losses
Description	Fair Value Measurements During the Year Ended December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	For the Year Ended December 31, 2010
Software	$—	$—	$—	$—	$(1,300)

	$—	$—	$—	$—	$(1,300)

During the year ended December 31, 2010, the Company recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. The Company determined such software would not be utilized as a result of a reassessment of the use of certain technology in connection with its acquisition of Youbet.

During the year ended December 31, 2009, the Company did not measure any assets at fair value on a non-recurring basis.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Florida Quarter Horse Track Association, Inc.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statues. The case is pending in Leon County, Florida. On March 2, 2011, our Motion to Dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted.

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. We filed a motion to discuss on March 14, 2011.

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern district of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) with plaintiffs by an unauthorized assignment of the Agreement to TwinSpires.com. The plaintiffs further allege that Youbet.com and TwinSpires have violated the Illinois Trade Secrets Act by misappropriating trade secrets. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. In addition, the plaintiffs have asked for certain injunctive relief.

Receipt of Illinois Riverboat Subsidy

During 2010 and 2009, the Company received payments totaling $40.5 million from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Act 94-804. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds are to be distributed with approximately 60% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies are being deferred as of December 31, 2010, as challenges regarding the constitutionality of Public Act 94-804 are still being made by the Illinois riverboat casinos.

NOTE 19—EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$19,557	$17,681	$29,148
Earnings from continuing operations allocated to participating securities	(330)	(352)	(724)

Numerator for basic earnings from continuing operations per common share	$19,227	$17,329	$28,424

Numerator for basic earnings per common share:
Net earnings	$16,353	$16,828	$28,549
Net earnings allocated to participating securities	(237)	(324)	(762)

Numerator for basic net earnings per common share	$16,116	$16,504	$27,787

Numerator for diluted net earnings from continuing operations per common share:
Earnings from continuing operations	$19,557	$17,681	$29,148
Interest expense on participating securities	136	136	138

Numerator for diluted net earnings from continuing operations per common share	$19,693	$17,817	$29,286

Numerator for diluted earnings per common share:
Net earnings	$16,353	$16,828	$28,549
Interest expense on participating securities	136	136	138

Numerator for diluted earnings per common share	$16,489	$16,964	$28,687

Denominator for net earnings (loss) per common share:
Basic	15,186	13,582	13,541
Plus dilutive effect of stock options and restricted stock	27	5	23
Plus dilutive effect of convertible note	453	453	453

Diluted	15,666	14,040	14,017

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.27	$1.28	$2.10
Discontinued operations	(0.21)	(0.06)	(0.04)

Net earnings	$1.06	$1.22	$2.06

Diluted
Earnings from continuing operations	$1.26	$1.27	$2.09
Discontinued operations	(0.21)	(0.06)	(0.04)

Net earnings	$1.05	$1.21	$2.05

Options to purchase approximately 112 thousand shares, 120 thousand shares and 66 thousand shares for each of the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 20—SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its ten OTBs and Fair Grounds and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our ADW business, Youbet.com, LLC, an ADW business acquired on June 2, 2010, FAW, and BRIS as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots, Calder Casino, Harlow’s, a casino and hotel acquired on December 16, 2010 and VSI, an owner and operator of more than 800 video poker machines in Louisiana; and (4) Other Investments, which includes United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1. The Company uses revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for purposes of evaluating performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results.

EBITDA of the corporate segment includes approximately $0.5 million of management fees for the year ended December 31, 2010 related to CDE, which is included in discontinued operations.

The table below presents information about reported segments for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues from external customers:
Churchill Downs	$118,366	$113,227	$123,804
Arlington Park	71,851	86,076	88,292
Calder	71,302	75,226	79,511
Fair Grounds	46,025	50,041	57,251

Total Racing Operations	307,544	324,570	348,858
Online Business	121,407	71,986	54,460
Gaming	142,273	71,875	60,853
Other Investments	13,980	1,516	1,464
Corporate	141	556	559

Net revenues from external customers	$585,345	$470,503	$466,194

Intercompany net revenues:
Churchill Downs	$3,850	$3,137	$1,985
Arlington Park	3,009	1,961	1,840
Calder	1,875	1,148	988
Fair Grounds	968	869	1,242

Total Racing Operations	9,702	7,115	6,055
Online Business	676	589	—
Other Investments	2,622	1,961	1,951
Eliminations	(13,000)	(9,665)	(8,006)

Net revenues	$—	$—	$—

Reconciliation of Segment EBITDA to net earnings:
Racing Operations	$35,131	$35,019	$57,107
Online Business	17,226	13,949	6,306
Gaming	28,462	18,287	18,918
Other Investments	3,920	2,098	1,647
Corporate	(4,323)	(3,820)	(3,745)

Total EBITDA	80,416	65,533	80,233
Depreciation and amortization	(46,524)	(30,256)	(28,847)
Interest (expense) income, net	(5,994)	(761)	(1,586)
Provision for income taxes	(8,341)	(16,835)	(20,652)

Earnings from continuing operations	19,557	17,681	29,148
Discontinued operations, net of income taxes	(3,204)	(853)	(599)

Net earnings	$16,353	$16,828	$28,549

During the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009 and 2008 to appropriately reflect the classification of pari-mutuel and gaming taxes and free play administered at our gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play was presented as an operating expense whereas it more properly should have been presented as a reduction to revenues. For the years ended December 31, 2009 and 2008, the net impact of the revision on the Company’s net revenues from external customers is presented below. The revision, which the Company determined is not material, had no impact on intercompany net revenues or segment EBITDA.

	Year ended December 31, 2009
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$110,045	$113,227	$3,182
Arlington Park	82,148	86,076	3,928
Calder	66,347	75,226	8,879
Fair Grounds	45,902	50,041	4,139

Total Racing Operations	304,442	324,570	20,128
Online Business	70,891	71,986	1,095
Gaming	62,296	71,875	9,579
Other Investments	1,516	1,516	—
Corporate	556	556	—

Net revenues from external customers	$439,701	$470,503	$30,802

	Year Ended December 31, 2008
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$118,033	$123,804	$5,771
Arlington Park	83,928	88,292	4,364
Calder	69,698	79,511	9,813
Fair Grounds	52,277	57,251	4,974

Total Racing Operations	323,936	348,858	24,922
Online Business	53,959	54,460	501
Gaming	50,648	60,853	10,205
Other Investments	1,464	1,464	—
Corporate	559	559	—

Net revenues from external customers	$430,566	$466,194	$35,628

The table below presents total asset information about reported segments as of December 31, 2010 and 2009 and capital expenditures as of December 31, 2010, 2009, and 2008 (in thousands):

	As of December 31,
	2010	2009
Total assets:
Racing Operations	$951,062	$645,933
Online Business	189,962	88,664
Gaming	254,237	107,128
Other Investments	191,160	178,707

	$1,586,421	$1,020,432
Eliminations	(568,702)	(295,030)

	$1,017,719	$725,402

	Year Ended December 31,
	2010	2009	2008
Capital expenditures, net:
Racing Operations	$35,295	$13,432	$14,251
On-line Business	5,995	2,394	3,642
Gaming	17,978	63,455	21,552
Other Investments	2,684	2,659	705

	$61,952	$81,940	$40,150

Capital expenditures, net for the year ended December 31, 2009 do not include the non-cash note payable of $24.0 million for the acquisition of land from The Duchossois Group (“TDG”), a related party, which was primarily financed through the issuance of a short-term note payable. See Note 21 for further discussion of the transaction.

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

During November 2009, the Company entered into an agreement with TDG for the purchase of approximately sixty-seven acres of real estate adjacent to Arlington Park for use in backside operations. TDG beneficially owns more than 5% of the Company’s common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and the issuance of an unsecured promissory note of $24.0 million, payable to DII, which matured on May 15, 2010, and did not bear interest. The agreement was executed pursuant to Arlington Park’s exercise of a purchase option granted under the original lease of the land from TDG. Total rent expense on the lease was approximately $0.5 million for each of the years ended December 31, 2009 and 2008.

See Note 13 for a discussion of a transaction with a shareholder.

Supplementary Financial Information—Results of Continuing Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2010 and 2009 is provided below (in thousands, except per common share data). During the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009 and 2008 to appropriately reflect the classification of pari-mutuel taxes, gaming taxes, and free play administered at our gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play were presented as an operating expense whereas it more properly should have been presented as a reduction to revenue. The net impact of the revision on the Company’s net revenues is presented in the quarterly information below. The revision, which the Company determined is not material, had no impact on the other items presented below.

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues as previously reported	$75,050	$200,512	$135,744	$137,241
Revision	10,113	14,883	11,802	—

Net revenues as revised	$85,163	$215,395	$147,546	$137,241
(Loss) earnings from continuing operations	$(8,144)	$28,269	$3,700	$(4,268)
Discontinued operations, net of income taxes:
Loss from operations	$(673)	$(664)	$(4,389)	$(101)
Gain on sale of assets	$149	$—	$(1)	$2,475
Net (loss) earnings	$(8,668)	$27,605	$(690)	$(1,894)
Net (loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(0.62)	$1.85	$0.22	$(0.26)
Discontinued operations	(0.02)	—	(0.26)	0.14

Net (loss) earnings	$(0.64)	$1.85	$(0.04)	$(0.12)

Diluted:
(Loss) earnings from continuing operations	$(0.62)	$1.85	$0.22	$(0.26)
Discontinued operations	(0.02)	—	(0.26)	0.14

Net (loss) earnings	$(0.64)	$1.85	$(0.04)	$(0.12)

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues as previously reported	$73,737	$180,037	$100,896	$85,031
Revision	5,957	8,243	7,999	8,603

Net revenues as revised	$79,694	$188,280	$108,895	$93,634
(Loss) earnings from continuing operations	$(5,067)	$30,856	$(1,216)	$(6,892)
Discontinued operations	$241	$5	$(1,109)	$10
Net (loss) earnings	$(4,826)	$30,861	$(2,325)	$(6,882)
Net (loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(0.37)	$2.20	$(0.09)	$(0.51)
Discontinued operations	0.01	—	(0.08)	—

Net (loss) earnings	$(0.36)	$2.20	$(0.17)	$(0.51)

Diluted:
(Loss) earnings from continuing operations	$(0.37)	$2.20	$(0.09)	$(0.51)
Discontinued operations	0.01	—	(0.08)	—

Net (loss) earnings	$(0.36)	$2.20	$(0.17)	$(0.51)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

We have excluded Harlow’s Casino, Resort and Hotel (“Harlow’s”) from our assessment of internal controls over financial reporting as of December 31, 2010, because it was acquired by us in a business combination during 2010. Harlow’s is a wholly-owned subsidiary whose total assets were 14.4% and total revenues were less then 1% of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2010.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

(c) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2010. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors—Director Compensation for the year ended December 31, 2010,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements	64
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2010, 2009 and 2008 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	64
		Consolidated Balance Sheets	66
		Consolidated Statements of Net Earnings and Comprehensive Earnings	67
		Consolidated Statements of Shareholders’ Equity	68
		Consolidated Statements of Cash Flows	69
		Notes to Consolidated Financial Statements	71

	(2)	Schedule II—Valuation and Qualifying Accounts	110
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	111

(b)		Exhibits	111
		See exhibit index.

(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl F. Pollard	/s/ Robert L. Evans	/s/ William E. Mudd
Carl F. Pollard March 14, 2011 (Chairman of the Board)	Robert L. Evans President and Chief Executive Officer March 14, 2011 (Director and Principal Executive Officer)	William E. Mudd Executive Vice President and Chief Financial Officer March 14, 2011 (Principal Financial and Accounting Officer)

/s/ Michael T. Brodsky	/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois
Michael T. Brodsky March 14, 2011 (Director)	Leonard S. Coleman, Jr. March 14, 2011 (Director)	Craig J. Duchossois March 14, 2011 (Director)

/s/ Richard L. Duchossois	/s/ Robert L. Fealy	/s/ Daniel P. Harrington
Richard L. Duchossois March 14, 2011 (Director)	Robert L. Fealy March 14, 2011 (Director)	Daniel P. Harrington March 14, 2011 (Director)

/s/ G. Watts Humphrey, Jr.	/s/ James F. McDonald	/s/ R. Alex Rankin
G. Watts Humphrey, Jr. March 14, 2011 (Director)	James F. McDonald March 14, 2011 (Director)	R. Alex Rankin March 14, 2011 (Director)

/s/ Darrell R. Wells
Darrell R. Wells March 14, 2011 (Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Allowance for doubtful accounts:
2010	$1,024	$1,221	$3,266	$(1,413)	$4,098

2009	$1,187	$—	$1,214	$(1,377)	$1,024

2008	$1,358	$—	$785	$(956)	$1,187

Description	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2010	$—	$1,381	$—	$1,381

2009	$—	$—	$—	$—

2008	$—	$—	$—	$—

EXHIBIT INDEX

Numbers		Description	By Reference To
2	(a)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”	Exhibit 2.1 to Current Report on Form 8-K filed June 12, 2007

	(b)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”	Exhibit 2.2 to Current Report on Form 8-K filed June 12, 2007

	(c)	Agreement and Plan of Merger, dated as of April 6,2010, among Churchill Downs Incorporated, Youbet.com, Inc., Tomahawk Merger Corp. and Tomahawk Merger LLC	Exhibit 2.1 to Current Report on Form 8-K filed April 6,2010

	(d)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

3	(a)	Amendment to Articles of Incorporation of Churchill Downs Incorporated	Exhibit 3.1 to Current Report on Form 8-K filed March 19, 2008

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended June 2, 2010	Exhibit 3.1 to Current Report on Form 8-K filed June 2, 2010

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

	(b)	Second Amended and Restated Credit Agreement among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, as Documentation Agents, dated December 22, 2009	Exhibit 10.1 to Current Report on Form 8-K filed December 29, 2009

Numbers		Description	By Reference To
	(c)	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated November 1, 2010 among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, Documentation Agents	Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2010

10	(a)	Casino Lease Agreement dated as of September 10, 1999 by and between Churchill Downs California Company and Hollywood Park, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated September 10, 1999

	(b)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Current Report on Form 10-K for the year ended December 31, 1998

	(c)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(d)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

	(e)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(f)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 1995

	(g)	Churchill Downs Incorporated, Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(h)	Form of Stockholder’s Agreement dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(i)	Agreement and Plan of Merger dated as of April 17, 1998 by and among TVI Corp., Racing Corporation of America, Churchill Downs Incorporated and RCA Acquisition Company	Exhibit 2.2 to Current Report on Form 8-K filed April 21, 1998

	(j)	Partnership Interest Purchase Agreement dated December 20, 1995 among Anderson Park, Inc., Conseco HPLP, LLC, Pegasus Group, Inc. and Hoosier Park, L.P.	Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1995

	(k)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(l)	Churchill Downs Incorporated Executive Severance Policy dated November 13, 2003*	Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2003

Numbers	Description	By Reference To
(m)	Purchase Agreement dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Current Report on Form 8-K filed October 20, 2004

(n)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

(o)	Agreement Regarding Participation Agreement between Churchill Downs Management Company and Centaur Racing, LLC dated May 6, 2004	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(p)	Letter agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(q)	Stock Redemption Agreement dated as of October 19, 2004 between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

(r)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

(s)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(t)	Employment Agreement, effective as of July 5, 2005, by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10.2 to Current Report on Form 8-K filed June 21, 2005

(u)	Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated as of July 6, 2005	Exhibit 10.1 to Current Report on Form 8-K/A filed July 12, 2005

(v)	Letter Agreement dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Current Report on Form 8-K filed September 29, 2005

(w)	Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005	Exhibit 10.5 to Current Report on Form 8-K filed September 29, 2005

(x)	Reinvestment Agreement dated as of September 23, 2005 among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company	Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

Numbers	Description	By Reference To
(y)	Summary of the Company’s Performance Goals and Bonus Awards for the Named Executive Officers*	Quarterly Report on Form 10-Q/A filed March 9, 2006

(z)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(aa)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2006

(bb)	Employment Agreement dated as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(cc)	Churchill Downs Incorporated Restricted Stock Agreement for 65,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(c) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(dd)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ee)	Churchill Downs Incorporated Restricted Stock Units Agreement for 65,000 Units made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(e) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(ff)	Churchill Downs Incorporated Stock Option Agreement for 130,000 Options made as of July 18, 2006 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(f) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(gg)	Limited Liability Company Operating Agreement of HRTV, LLC, dated as of March 4, 2007	Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

(hh)	Limited Liability Company Operating Agreement of Tracknet Media Group, LLC, dated as of March 4, 2007	Exhibit 10.2 to Current Report on Form 8-K filed March 7, 2007

(ii)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(jj)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(kk)	Employment Agreement dated as of September 27, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.1 to Current Report on Form 8-K/A filed November 6, 2007

(ll)	Employee Relocation Expense Agreement dated as of October 1, 2007 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10.2 to Current Report on Form 8-K/A filed November 6, 2007

Numbers	Description	By Reference To
(mm)	Settlement Agreement and Release dated as of March 10, 2008 by and among Churchill Downs Incorporated, American Alternative Insurance Corporation, Commonwealth Insurance Company and Westchester Surplus Lines Insurance Company	Exhibit 10 (vv) to Annual Report on Form 10-K for the year ended December 31, 2007

(nn)	Transition and Separation Agreement dated as of April 7, 2008 between Churchill Downs Incorporated and C. Kenneth Dunn	Exhibit 10.1 to Current Report on Form 8-K filed April 9, 2008

(oo)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(pp)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(qq)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the year ended December 31, 2008

(rr)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the year ended December 31, 2008

(ss)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the year ended December 31, 2008

(tt)	First Amendment to Employment Agreement dated as of November 25, 2008 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10 (yy) to Annual Report on Form 10-K for the year ended December 31, 2008

(uu)	First Amendment to Restricted Stock Units Agreement dated November 26, 2008 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10 (zz) to Annual Report on Form 10-K for the year ended December 31, 2008

(vv)	First Amendment to Employment Agreement dated as of December 19, 2008 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10 (aaa) to Annual Report on Form 10-K for the year ended December 31, 2008

(ww)	First Amendment to Employment Agreement dated as of December 30, 2008 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10 (bbb) to Annual Report on Form 10-K for the year ended December 31, 2008

(xx)	Offer Letter to Steven P. Sexton, accepted as of December 11, 2002, and as amended effective January 19, 2009	Exhibit 10 (ccc) to Annual Report on Form 10-K for the year ended December 31, 2008

Numbers		Description	By Reference To
	(yy)	Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and Lloyd I. Miller III	Exhibit 10.1 to Current Report on Form 8-K filed November 13, 2009

	(zz)	Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and New World Opportunity Partners I., L.P.	Exhibit 10.2 to Current Report on Form 8-K filed November 13, 2009

	(aaa)	Form of Voting Agreement, dated as of November 11, 2009, between Churchill Downs Incorporated and each director of Youbet.com, Inc.	Exhibit 10.3 to Current Report on Form 8-K filed November 13, 2009

	(bbb)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

	(ccc)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC, to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

	(ddd)	Offer letter to Rohit Thurkal effective May 19, 2009	Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

	(eee)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

	(fff)	Amended and Restated Employment Agreement dated as of September 27, 2010 by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

14		The Company’s Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2010

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the year ended December 31, 2010

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the year ended December 31, 2010

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the year ended December 31, 2010

32		Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a—14(b))	Exhibit 32 to Annual Report on Form 10-K for the year ended December 31, 2010

*	Management contract or compensatory plan or arrangement.