Form 10-Q/A
period 2010-09-30
CHURCHILL DOWNS INC
filed 2011-05-02
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]    No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer  [  ]                                                           Accelerated filer  [X]

        Non-accelerated filer  [  ]                                                            Smaller reporting company  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

The number of shares outstanding of registrant's common stock at October 28, 2010 was 16,577,599 shares.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 only to refile Exhibit 10(a) in response to comments we received from the staff of the Securities and Exchange Commission on a confidential treatment request we made for certain portions of the exhibit in our original Form 10-Q.

This Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2010 does not reflect events occurring after the filing of our original Form 10-Q.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No other modifications or changes have been made to the disclosures or information contained in our Form 10-Q for the quarter ended September 30, 2010, as originally filed.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2011	CHURCHILL DOWNS INCORPORATED

/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans.	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010