Form 10-Q
period 2011-03-31
CHURCHILL DOWNS INC
filed 2011-05-09
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of registrant’s common stock at April 29, 2011 was 16,703,419 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,348	$26,901
Restricted cash	54,956	61,891
Accounts receivable, net of allowance for doubtful accounts of $4,318 in 2011 and $4,098 in 2010	15,143	33,307
Deferred income taxes	16,136	16,136
Income taxes receivable	6,504	11,674
Other current assets	25,215	20,086

Total current assets	145,302	169,995
Property and equipment, net	501,977	507,476
Goodwill	214,318	214,528
Other intangible assets, net	110,409	113,436
Other assets	11,864	12,284

Total assets	$983,870	$1,017,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,240	$47,703
Bank overdraft	1,597	5,660
Purses payable	9,075	12,265
Accrued expenses	45,050	49,754
Dividends payable	—	8,165
Deferred revenue	50,127	24,512
Deferred riverboat subsidy	42,395	40,492

Total current liabilities	194,484	188,551
Long-term debt	222,871	265,117
Convertible note payable, related party	15,180	15,075
Other liabilities	18,887	17,775
Deferred revenue	16,679	15,556
Deferred income taxes	9,431	9,431

Total liabilities	477,532	511,505
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 16,703 shares issued at March 31, 2011 and 16,571 shares issued at December 31, 2010	239,812	236,503
Retained earnings	266,526	269,711

Total shareholders’ equity	506,338	506,214

Total liabilities and shareholders’ equity	$983,870	$1,017,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

for the three months ended March 31,

(Unaudited)

(in thousands, except per common share data)

	2011	2010
Net revenues
Pari-mutuel wagering	$62,363	$45,355
Gaming	57,754	32,783
Other operating	11,437	7,026

	131,554	85,164
Operating expenses
Purses and pari-mutuel taxes	20,456	19,016
Gaming taxes	13,935	10,915
Other direct expenses	84,012	57,979
Selling, general and administrative expenses	16,004	13,039

Operating income (loss)	(2,853)	(15,785)
Other income (expense):
Interest income	68	111
Interest expense	(2,460)	(1,258)
Equity in (loss) earnings of unconsolidated investments	(416)	443
Miscellaneous, net	457	294

	(2,351)	(410)

Loss from continuing operations before benefit for income taxes	(5,204)	(16,195)
Income tax benefit	2,018	8,051

Loss from continuing operations	(3,186)	(8,144)
Discontinued operations, net of income taxes:
Earnings (loss) from operations	1	(524)

Net loss	$(3,185)	$(8,668)

Net loss per common share data:
Basic
Loss from continuing operations	$(0.19)	$(0.60)
Discontinued operations	—	(0.04)

Net loss	$(0.19)	$(0.64)

Diluted
Loss from continuing operations	$(0.19)	$(0.60)
Discontinued operations	—	(0.04)

Net loss	$(0.19)	$(0.64)

Weighted average shares outstanding:
Basic	16,358	13,609
Diluted	16,358	13,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(3,185)	$(8,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,986	10,025
Asset impairment loss	60	298
Equity in loss (gain) of unconsolidated investments	416	(443)
Unrealized gain on derivative instruments	(204)	(204)
Share-based compensation	1,531	801
Other	271	511
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	6,547	4,995
Accounts receivable	10,451	5,529
Other current assets	(5,129)	(9,016)
Accounts payable	(420)	(882)
Purses payable	(3,189)	(1,633)
Accrued expenses	(4,703)	210
Deferred revenue	37,774	30,442
Income taxes receivable and payable	5,163	(9,815)
Other assets and liabilities	1,106	(877)

Net cash provided by operating activities	60,475	21,273

Cash flows from investing activities:
Additions to property and equipment	(5,517)	(18,963)
Proceeds on sale of property and equipment	46	13
Change in deposit wagering asset	388	(557)

Net cash used in investing activities	(5,083)	(19,507)

Cash flows from financing activities:
Borrowings on bank line of credit	72,436	50,112
Repayments on bank line of credit	(114,683)	(40,915)
Change in book overdraft	(4,064)	(475)
Payment of dividends	(8,165)	(6,777)
Repurchase of common stock	(151)	(48)
Change in deposit wagering liability	(318)	54

Net cash (used in) provided by financing activities	(54,945)	1,951

Net increase in cash and cash equivalents	447	3,717
Cash and cash equivalents, beginning of period	26,901	13,643

Cash and cash equivalents, end of period	$27,348	$17,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,978	$557
Income taxes	$1,203	$3,123

Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with LTIP and other restricted stock plans	$4,069	$2,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 62 live racing days during the first quarter of 2011, which compares to 55 live racing days conducted during the first quarter of 2010.

During the year ended December 31, 2010, the Company ceased operations of Churchill Downs Entertainment Group, and its results of operations for the three months ended March 31, 2010 have been reclassified to discontinued operations.

Prior Year Revision

During the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings and Comprehensive Earnings for the periods ended December 31, 2009 and 2008 to appropriately reflect the classification of pari-mutuel and gaming taxes, in addition to free play that is administered at our gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play were presented as an operating expense whereas they more properly should have been presented as a reduction to revenues.

For the three months ended March 31, 2010, the net impact of the pari-mutuel and gaming tax revision was an increase in net pari-mutuel wagering revenue of $2.7 million, with a corresponding increase in purses and pari-mutuel taxes. In addition, gaming revenue increased by $10.9 million, respectively, with a corresponding increase in gaming taxes. Finally, the impact of the free play revision was a reduction in net gaming revenue of $3.5 million, with a corresponding decrease in other direct expenses. This revision, which the Company determined is not material, had no impact on operating income, results of operations, or cash flows.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Loss.

NOTE 2 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note, which was March 30, 2010. As of March 31, 2011, approximately $5.1 million of principal and interest is outstanding in accordance with the Note. The Company has determined that the amount outstanding is collectible and that no allowance is deemed necessary as of March 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership Interest Purchase Agreement with Centaur includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware. As of March 31, 2011, the Company had not received the contingent payment, and has determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement.

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

NOTE 3 — NATURAL DISASTERS

On May 3, 2011, the Board of Mississippi Levee Commissioners (the “Commissioners”) notified the Company that as a result of the Mississippi River flooding, the Mainline Mississippi River Levee would close on May 7, 2011, and the Commissioners directed the Company to cease operations at Harlow’s Casino Resort & Hotel (“Harlow’s”). As such, Harlow’s temporarily closed on May 6, 2011, and it is not yet known when it will reopen or if it will incur any property damage due to such flooding. The Company has not yet determined the ultimate impact that the flooding will have on its business, financial condition and results of operations.

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The facility sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel has subsequently been closed for renovations and is expected to reopen during the second quarter of 2011; however, the casino remains fully operational. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of March 31, 2011, the Company has incurred $0.5 million in capital and repair expenditures which is recorded as an insurance recovery asset on the Condensed Consolidated Financial Statements at March 31, 2011. The Company has filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011.

NOTE 4 — ACQUISITIONS AND NEW VENTURES

On December 16, 2010, the Company completed its acquisition of Harlow’s for cash consideration of approximately $140.4 million. The purchase agreement contained provisions under which there may be future consideration received or paid related to the subsequent determination of working capital that existed at the acquisition date. During the three months ended March 31, 2011, the Company reduced goodwill by $0.2 million related to the resolution of the working capital calculation.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the mergers with Harlow’s and Youbet, as of January 1, 2010. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the mergers with Harlow’s and Youbet been consummated at the beginning of the period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2010
Net revenues	$127,563
Loss from continuing operations	$(7,471)
Loss from continuing operations per common share
Basic: Loss from continuing operations	$(0.46)
Diluted: Loss from continuing operations	$(0.46)
Shares used in computing loss from continuing operations per common share:
Basic	16,309
Diluted	16,309

NOTE 5 — INCOME TAXES

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 39% and 50%, respectively. The decrease in the effective tax rate is primarily due to the recognition of a benefit during the three months ended March 31, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs.

During the three months ended March 31, 2011, the Company received a refund of $8.5 million from the overpayment of its 2010 federal income taxes.

Certain tax authorities may periodically audit the Company, and it may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its tax provision related to unrecognized income tax benefits, while penalties are accrued in general and administrative expenses. As of March 31, 2011 the Company had accrued $0.3 million of interest expense related to unrecognized income tax benefits and had gross unrecognized tax benefits of $3.4 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million.

NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2011, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $2.5 million of the Company’s cash equivalents and restricted cash as of March 31, 2011, which are held in interest bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash Equivalents — The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.

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

(Unaudited)

NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator for basic loss from continuing operations per common share:
Loss from continuing operations	$(3,186)	$(8,144)
Loss from continuing operations allocated to participating securities	—	—

Numerator for basic loss from continuing operations per common share	$(3,186)	$(8,144)

Numerator for basic net loss per common share:
Net loss	$(3,185)	$(8,668)
Net loss allocated to participating securities	—	—

Numerator for basic net loss per common share	$(3,185)	$(8,668)

Numerator for diluted net loss per common share:
Loss from continuing operations	$(3,186)	$(8,144)
Discontinued operations, net of income taxes	1	(524)

Net loss	$(3,185)	$(8,668)

Denominator for net loss per common share:
Basic	16,358	13,609
Plus dilutive effect of stock options	—	—
Plus dilutive effect of convertible note	—	—

Diluted	16,358	13,609

Loss per common share:
Basic
Loss from continuing operations	$(0.19)	$(0.60)
Discontinued operations	—	(0.04)

Net loss	$(0.19)	$(0.64)

Diluted
Loss from continuing operations	$(0.19)	$(0.60)
Discontinued operations	—	(0.04)

Net loss	$(0.19)	$(0.64)

Options to purchase approximately eighteen thousand shares, seven thousand shares and 453 thousand shares related to the participating security for each of the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted loss per common share since their effect is antidilutive because of the net loss from continuing operations for the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its ten OTBs and Fair Grounds and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Youbet.com, LLC, an ADW business acquired on June 2, 2010, FAW and BRIS as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots, Calder Casino, Harlow’s, a casino and hotel acquired on December 16, 2010 and VSI, an owner and operator of more than 800 video poker machines in Louisiana; and (4) Other Investments, which includes United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company uses EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues from external customers:
Churchill Downs	$2,322	$2,585
Arlington Park	9,348	9,836
Calder	2,668	2,973
Fair Grounds	17,290	17,620

Total Racing Operations	31,628	33,014
Online Business	36,803	18,295
Gaming	59,087	33,748
Other Investments	3,965	100
Corporate	71	7

Net revenues from external customers	$131,554	$85,164

Intercompany net revenues:
Churchill Downs	$148	$108
Arlington Park	533	424
Calder	61	24
Fair Grounds	778	539

Total Racing Operations	1,520	1,095
Online Business	196	164
Other Investments	599	373
Eliminations	(2,315)	(1,632)

Net revenues	$—	$—

Reconciliation of Segment EBITDA to net loss:
Racing Operations	$(12,638)	$(12,863)
Online Business	7,545	3,995
Gaming	17,533	4,939
Other Investments	(92)	218
Corporate	(1,174)	(1,312)

Total EBITDA	11,174	(5,023)
Depreciation and amortization	(13,986)	(10,025)
Interest income (expense), net	(2,392)	(1,147)
Income tax benefit	2,018	8,051

Loss from continuing operations	(3,186)	(8,144)
Discontinued operations, net of income taxes	1	(524)

Net loss	$(3,185)	$(8,668)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As further discussed in Note 1, during the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings to appropriately reflect the classification of pari-mutuel and gaming taxes, in addition to free play that is administered at its gaming facilities. For the three months ended March 31, 2010, the net impact of the revision on the Company’s net revenues from external customers is presented below. The revision, which the Company determined is not material, had no impact on intercompany net revenues or segment EBITDA.

	Three Months Ended March 31, 2010
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$2,140	$2,585	$445
Arlington Park	9,038	9,836	798
Calder	2,950	2,973	23
Fair Grounds	16,527	17,620	1,093

Total Racing Operations	30,655	33,014	2,359
Online Business	17,957	18,295	338
Gaming	26,332	33,748	7,416
Other Investments	99	100	1
Corporate	7	7	—

Net revenues from external customers	$75,050	$85,164	$10,114

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Online Business	$(446)	$452
Other Investments	30	(9)

	$(416)	$443

The table below presents total asset information for reported segments (in thousands):

	March 31, 2011	December 31, 2010
Total assets:
Racing Operations	$925,664	$951,062
Online Business	185,819	189,962
Gaming	251,390	254,237
Other Investments	189,699	191,160

	1,552,572	1,586,421
Eliminations	(568,702)	(568,702)

	$983,870	$1,017,719

The table below presents total goodwill information for reported segments (in thousands):

	March 31, 2011	December 31, 2010
Goodwill:
Racing Operations	$50,401	$50,401
Online Business	127,787	127,787
Gaming	34,872	35,082
Other Investments	1,258	1,258

	$214,318	$214,528

The table below presents total capital expenditure information for reported segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Capital expenditures, net:
Racing Operations	$1,802	$4,743
Online Business	492	1,222
Gaming	2,793	11,906
Other Investments	430	1,092

	$5,517	$18,963

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Florida Quarter Horse Track Association, Inc.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statutes. On March 28, 2011, the motion to dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted, dismissing the lawsuit, with prejudice. The plaintiff’s opportunity to appeal to the First District Court of Appeals has expired.

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011 and March 21, 2011, respectively. It is anticipated that these motions will be heard by the court in the second quarter of 2011.

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 14, 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over a list of Illinois ADW customers and prohibiting TwinSpires.com from using that list of customers. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that the plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010.

Other Matters

There are no other pending legal proceedings, other than litigation arising in the ordinary course of business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Receipt of Illinois Riverboat Subsidy

Beginning in 2009, the Company has received payments totaling $42.4 million from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Acts 94-804 and 95-1008. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds are to be distributed with approximately 60% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from both Acts have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies are being deferred as of March 31, 2011, as challenges regarding the legality of Public Acts 94-804 and 95-1008 are still being made by the Illinois riverboat casinos.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for calendar year-end companies beginning on or after December 15, 2010. The Company adopted the standard for the three months ended March 31, 2011, and there was no impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at Indiana and other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full fields horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately or keep its technology current; our accountability for environmental contamination; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to adjust the casualty losses through our property and business interruption insurance coverage; our ability to integrate Youbet, Harlow’s and any other businesses we acquire, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a diversified provider of pari-mutuel horseracing content and technology for consumers and businesses through multiple platforms. We offer gaming products through our casino operations in Mississippi, our slot and video poker operations in Louisiana and our slot operations in Florida.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010. On November 16, 2010, the Youbet customer wagering platform was integrated into the TwinSpire’s platform;

•	Fair Grounds Account Wagering (“FAW), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 21 table games and a poker room, a five story, 105-room attached hotel, a 2,600-seat entertainment center, and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010 with over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, Inc. (“VSI”), the owner and operator of more than 800 video poker machines in Louisiana;

4.	Other Investments, which includes:

•

United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for North American racetracks, OTBs and other pari-mutuel wagering business;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measure of the results of operations. We believe that the use of EBITDA enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of EBITDA to net loss.

During the three months ended March 31, 2011, the overall weakness in the U.S. economy continued to result in negative pressure on consumer spending. As a result, pari-mutuel wagering, which is driven, in part, by discretionary spending and industry competition, continued to decline. Total handle on U.S. thoroughbred races, according to figures published by Equibase, declined 8.5% during the three months ended March 31, 2011 compared to the same period of 2010. In addition, a 1.8% reduction in U.S. thoroughbred race days, according to Equibase, and weather-related racing cancellations further negatively impacted our business and contributed to a decline in our pari-mutuel handle from our Racing Operations of 6.3% during the three months ended March 31, 2011 compared to the same period of 2010. Total handle for the Company increased by 18.2%, for the three months ended March 31, 2011, as our Online Business benefitted from our acquisition of Youbet during 2010. On a combined basis, total handle for TwinSpires and Youbet declined approximately 10.1% for the three months ended March 31, 2011 compared to the same period of 2010.

During the three months ended March 31, 2011, our net gaming revenues increased 76%. Harlow’s, which was acquired in December 2010, constituted the majority of the net gaming revenue increase, and Calder Casino, which opened on January 20, 2010, increased its net gaming revenues by 55% compared to the same period of 2010, primarily due to a full three months of operation during the quarter ended March 31, 2011.

Although there is a growing confidence that global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the general economic downturn may resume. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2011, there was $145 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Natural Disasters

On May 3, 2011, the Board of Mississippi Levee Commissioners (the “Commissioners”) notified the Company that as a result of the Mississippi River flooding, the Mainline Mississippi River Levee would close on May 7, 2011, and the Commissioners directed us to cease operations at Harlow’s. As such, Harlow’s temporarily closed on May 6, 2011, and it is not yet known when it will reopen or if it will incur any property damage due to such flooding. We have not yet determined the ultimate impact that the flooding will have on its business, financial condition and results of operations.

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The facility sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel has subsequently been closed for renovations and is expected to reopen during the second quarter of 2011; however, the casino remains fully operational. We carry property and casualty insurance as well as business interruption insurance, subject to a $0.1 million deductible for damages. As of March 31, 2011, we have incurred $0.5 million in capital and repair expenditures which is recorded as an insurance recovery asset on the Condensed Consolidated Financial Statements at March 31, 2011. We have filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011.

Income Taxes

During the three months ended March 31, 2011, the Company received a refund of $8.5 million from the overpayment of 2010 federal income taxes.

Legislative and Regulatory Changes

Federal

During 2011, the District of Columbia (“D.C.”) announced that it will become the first U.S jurisdiction to allow Internet non-pari-mutuel gaming. Permitting the online games was part of D.C.’s 2011 federal budget, and a 30-day period for Congress to object expired in April, 2011. The Internet gaming will be available only to gamblers operating within the borders of D.C. At this point, we do not know how this legislation could affect our racing and gaming operations.

Florida

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at

Calder is not authorized by the Florida statutes. On March 28, 2011, the motion to dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted, dismissing the lawsuit, with prejudice. The plaintiff’s opportunity to appeal to the First District Court of Appeals has expired.

Kentucky

On July 20, 2010, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Currently, only Oaklawn Park Racetrack, in Arkansas, offers the HRMs. Despite the positive vote from the KHRC, there are questions with regard to the viability of the HRMs in a competitive wagering market such as Louisville and the legality of regulations enacted. We will not make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals.

The Kentucky General Assembly convened for the “short” 2011 session, and passed legislation allowing the state to join an interstate horse racing compact. The Governor of Kentucky signed the legislation into law. Under the new legislation, the regulations adopted by the interstate horseracing compact would be valid in the Commonwealth of Kentucky if Kentucky representatives to the compact board vote in favor of the regulation. At this point, we do not know how this legislation may affect our racing business.

Illinois

Illinois State Bills

On February 23, 2011, House Bill 3107 was introduced which would authorize Arlington Park to operate up to 1,200 slot or video poker machines and would also authorize Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos would be eligible to increase the number of slot and video poker machines from the current limit of 1,200 machines to 2,000 machines. Under House Bill 3107, gaming taxes would be established at a graduated rate that varies from 10% of gross gaming revenues to 40% of gross gaming revenues depending on the level of gross gaming revenues. At this point, we do not know how this legislation, if enacted, would affect our operations.

Horse Racing Equity Trust Fund

The riverboats paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboat paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed the trial court’s order and on January 21, 2011, the Illinois Appellate Court, Third District, reversed that order, and found that the State was not required to pay such interest. On February 10, 2011, the Illinois racetracks filed a petition for rehearing in the Third District, which was denied on February 23, 2011. The racetracks petitioned the Illinois Supreme Court for review on March 30, 2011.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, et al., 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27, 2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Quarterly Report on Form 10-Q, we received $42.4 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park. Of the total monies we received, we anticipate $17.8 million will be retained by Arlington Park and $24.6 million will be paid into Arlington Park’s purse account.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing is scheduled for May 10, 2011.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”) allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. Defendant Hawthorne Racecourse LLC moved for dismissal of the administrative appeal while challenging subject matter jurisdiction and this challenge was rejected by the Circuit Court on April 16, 2010. The Circuit Court affirmed the decision of the Illinois Racing Board on November 10, 2010, and Arlington has appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. Hawthorne’s administrative appeal has been fully briefed and oral arguments are scheduled for April 28, 2011. The monies received by Arlington Park are subject to a federal court injunction, as described above, and thus remain in escrow pending the appeal of the federal lawsuit.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Racing Operations:
Churchill Downs
Total handle	$12,929	$14,843	$(1,914)	-13%
Net pari-mutuel revenues	$1,961	$2,171	$(210)	-10%
Commission %	15.2%	14.6%
Arlington Park
Total handle	$65,709	$72,409	$(6,700)	-9%
Net pari-mutuel revenues	$9,301	$9,824	$(523)	-5%
Commission %	14.2%	13.6%
Calder
Total handle	$29,945	$28,644	$1,301	5%
Net pari-mutuel revenues	$1,985	$1,945	$40	2%
Commission %	6.6%	6.8%
Fair Grounds
Total handle	$191,186	$204,060	$(12,874)	-6%
Net pari-mutuel revenues	$15,383	$15,633	$(250)	-2%
Commission %	8.0%	7.7%
Online Business:
Total handle	$178,635	$83,048	$95,587	F
Net pari-mutuel revenues	$35,253	$16,877	$18,376	F
Commission %	19.7%	20.3%
Eliminations:
Total handle	$(15,878)	$(11,559)	$(4,319)	-37%
Net pari-mutuel revenues	$(1,520)	$(1,095)	$(425)	-39%
Total:
Handle	$462,526	$391,445	$71,081	18%
Net pari-mutuel revenues	$62,363	$45,355	$17,008	37%
Commission %	13.5%	11.6%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Calder Casino
Net gaming revenues	$20,029	$12,918	$7,111	55%
Slot handle	$257,916	$161,930	$95,986	59%
Net slot revenues	$18,855	$12,441	$6,414	52%
Average daily net win per slot machine	$172	$145	$27	19%
Average daily number of slot machines	1,216	1,245	(29)	-2%
Average daily poker revenue	$13,049	$5,306	$7,743	F
Fair Grounds Slots and VSI
Net gaming revenues	$21,215	$19,865	$1,350	7%
Slot handle	$124,303	$117,897	$6,406	5%
Net slot revenues	$11,788	$11,215	$573	5%
Average daily net win per slot machine	$210	$206	$4	2%
Average daily number of slot machines	623	606	17	3%
Average daily video poker revenue	$104,745	$96,114	$8,631	9%
Average daily net win per video poker machine	$131	$119	$12	10%
Average daily number of video poker machines	800	809	(9)	-1%
Harlow’s Casino
Net gaming revenues	$16,510	$—	$16,510	F
Slot handle	$179,073	$—	$179,073	F
Net slot revenues	$14,807	$—	$14,807	F
Average daily net win per slot machine	$184	$—	$184	F
Average daily number of slot machines	893	—	893	F
Average daily poker revenue	$1,200	$—	$1,200	F
Average daily net win per table	$991	$—	$991	F
Average daily number of tables	15	—	15	F
Total
Net gaming revenues	$57,754	$32,783	$24,971	76%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

The following table sets forth, for the periods indicated, certain consolidated operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Number of thoroughbred live race days	62	55	7	13%
Net pari-mutuel revenues	$62,363	$45,355	$17,008	37%
Net gaming revenues	57,754	32,783	24,971	76%
Other operating revenues	11,437	7,026	4,411	63%

Total net revenues	$131,554	$85,164	$46,390	54%

Operating loss	$(2,853)	$(15,785)	$12,932	82%
Operating loss margin	-2%	-19%
Loss from continuing operations	$(3,186)	$(8,144)	$4,958	61%
Diluted loss from continuing operations per common share	$(0.19)	$(0.60)

Our total net revenues increased $46.4 million from the continuing expansion of our Gaming and Online Business segments. Harlow’s, which was acquired in December 2010, generated $16.5 million of gaming revenues during the three months ended March 31, 2011. Calder Casino, which opened on January 20, 2010, increased gaming revenues by $7.1 million compared to the same period of 2010 due to a full three months of operation during the quarter ended March 31, 2011. Pari-mutuel revenues generated by the Online Business segment increased $18.4 million during the three months ended March 31, 2011 compared to the same period of 2010, primarily reflecting the acquisition of Youbet in June, 2010. Finally, other operating revenues increased predominantly due to revenues of $4.0 million from United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. These increases were partially offset by a decline in Racing Operations revenue of $1.0 million during the three months ended March 31, 2011. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Purses & pari-mutuel taxes	$20,456	$19,016	$1,440	8%
Gaming taxes	13,935	10,915	3,020	28%
Depreciation and amortization	13,986	10,025	3,961	40%
Other operating expenses	70,026	47,954	22,072	46%
SG&A expenses	16,004	13,039	2,965	23%

Total	$134,407	$100,949	$33,458	33%

Percent of revenue	102%	119%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $22.1 million primarily as a result of an increase within the Online Business of $12.6 million, which includes content expenses incurred resulting from the acquisition of Youbet. In addition, we incurred $6.3 million of operating expenses related to Harlow’s. Finally, we incurred incremental expenses of $3.8 million related to the operations of United Tote for the three months ended March 31, 2011.

•

Depreciation and amortization expense increased $4.0 million, primarily due to an increase of $1.6 million and $0.7 million for the Online Business and United Tote, respectively, during the three months ended March 31, 2011. In addition, Harlow’s incurred $2.0 million in depreciation and amortization expense during the three months ended March 31, 2011. Partially offsetting these increases was a decrease of $0.4 million within Racing Operations.

•

Gaming taxes increased $3.0 million primarily reflecting $1.9 million in expense generated by Harlow’s during the three months ended March 31, 2011. In addition, gaming taxes at Calder Casino increased by $0.8 million, as compared to the same period last year, reflecting a full three months of operation during the quarter ended March 31, 2011.

•

SG&A expenses increased $3.0 million, due in part to an increase in equity and long-term incentive compensation of $2.0 million during the three months ended March 31, 2011, which primarily reflects the amortization of restricted stock awards for the 2008 and 2009 plan years and an estimate for the 2010 plan year under the Company’s long-term incentive plan. In addition, we incurred $2.2 million in additional SG&A expenditures during the three months ended March 31, 2001 compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. Partially offsetting these increases were lower development expenses of $1.1 million which we incurred during the three months ended March 31, 2010 related to our merger with Youbet.

•

Purses and pari-mutuel taxes increased $1.4 million, primarily reflecting an increase in purses generated by Calder Casino during the three months ended March 31, 2011, as compared to the same period of 2010, in which Calder Casino opened on January 22, 2010.

Other Income (Expense) and Income Tax Benefit

The following table is a summary of our other income (expense) and income tax benefit (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Interest income	$68	$111	$(43)	-39%
Interest expense	(2,460)	(1,258)	(1,202)	-96%
Equity in earnings of unconsolidated investments	(416)	443	(859)	U
Miscellaneous, net	457	294	163	55%

Other income (expense)	$(2,351)	$(410)	$(1,941)	U

Income tax benefit	$2,018	$8,051	$(6,033)	-75%
Effective tax rate	39%	50%

Significant items affecting the comparability of other income and expense and the income tax benefit include:

•

Interest expense increased during the three months ended March 31, 2011 primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisitions of Youbet and Harlow’s.

•

Equity in earnings of unconsolidated investments decreased primarily as a result of $0.4 million of equity losses related to our investment in HRTV during the three months ended March 31, 2011 compared to $0.5 million of equity earnings experienced during the three months ended March 31, 2010. The decline in performance of HRTV resulted from a decline in revenues for the three months ended March 31, 2011.

•

The income tax benefit and effective tax rate decreased during the three months ended March 31, 2011 due to the recognition of a $1.6 million income tax benefit during the three months ended March 31, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Churchill Downs	$2,470	$2,693	$(223)	-8%
Arlington Park	9,881	10,260	(379)	-4%
Calder	2,729	2,997	(268)	-9%
Fair Grounds	18,068	18,159	(91)	-1%

Total Racing Operations	$33,148	$34,109	$(961)	-3%
Online Business	36,999	18,459	18,540	100%
Gaming	59,087	33,748	25,339	75%
Other Investments	4,564	473	4,091	F
Corporate Revenues	71	7	64	F
Eliminations	(2,315)	(1,632)	(683)	-42%

	$131,554	$85,164	$46,390	54%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased primarily due to the acquisition of Harlow’s. During the three months ended March 31, 2011, Harlow’s recognized total net revenues of $16.9 million. Calder Casino, which opened in January 22, 2010, reported total net revenues of $20.6 million during the three months ended March 31, 2011, which was an increase of $7.1 million compared to the same period of the prior year, reflecting a full three months of operations during the quarter ended March 31, 2011. Fair Grounds Slots and VSI reported total net revenues of $21.6 million during the three months ended March 31, 2011, which is an increase of $1.4 million compared to the same period of 2010, reflecting an increase in the number of slot machines available and improved performance at our video poker locations compared to the same period of 2010.

During the three months ended March 31, 2011, net gaming revenues for Fair Grounds Slots, which is calculated as gross gaming slot revenues net of customer payouts and free play, increased $0.6 million as compared to the prior year. Net win per unit at Fair Grounds Slots was $210 per machine per day during the three months ended March 31, 2011 compared to $206 per machine per day during the same period of 2010. At Calder Casino, net gaming slot revenues increased $6.4 million and net win per unit was $172 per machine per day during the three months ended March 31, 2011 compared to $145 per machine per day during the same period of 2010. At Harlow’s, net gaming slot revenues were $14.8 million and net win per unit was $184 per machine per day during the three months ended March 31, 2011. VSI net gaming revenues were $9.4 million during the three months ended March 31, 2011, an increase of $0.8 million compared to the same period of 2010.

•	Online Business revenues increased $18.5 million, on a combined basis, primarily due to the acquisition of Youbet in June 2010.

•

Other Investments revenues increased $4.1 million during the three months ended March 31, 2011 primarily reflecting the impact of $4.0 million of United Tote revenues, which was acquired as part of the Youbet acquisition during the second quarter of 2010.

•

Racing Operations revenues decreased $1.0 million due in part to the decline in pari-mutuel revenues during the three months ended March 31, 2011. Total handle generated by the Racing Operations segment declined 6.3%, which compared to an industry decline of approximately 8.5%, according to figures published by Equibase.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Racing Operations	$(12,638)	$(12,863)	$225	2%
Online Business	7,545	3,995	3,550	89%
Gaming	17,533	4,939	12,594	F
Other Investments	(92)	218	(310)	U
Corporate	(1,174)	(1,312)	138	11%

Total EBITDA	$11,174	$(5,023)	$16,197	F

The table below presents management fee (expense) income included in the EBITDA of each of the operating segments for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,		Change
	2011	2010	$	%
Racing Operations	$(1,462)	$(2,445)	$(983)	-40%
Online Business	(1,632)	(1,386)	246	18%
Gaming	(2,607)	(1,998)	609	30%
Other Investments	(201)	(36)	165	U
Corporate	5,902	5,865	(37)	-1%

Total management fees	$—	$—	$—	—

Refer to Note 9 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to loss from continuing operations and cautionary language about certain limitations on the usefulness of EBITDA as an operating or liquidity measure.

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $12.6 million, as we benefitted from the acquisition of Harlow’s which generated $6.6 million of positive EBITDA which included a corporate overhead allocation of $0.7 million. In addition, Calder Casino generated EBITDA of $3.1 million, compared to an EBITDA loss of $1.5 million, which included $1.1 million of preopening expenses incurred during the three months ended March 31, 2010. VSI EBITDA increased by $0.8 million to $3.6 million during the three months ended March 31, 2011. EBITDA at the Fair Grounds slot facility contributed favorably to results increasing by $0.6 million to $4.2 million during the three months ended March 31, 2011.

•

Online Business EBITDA increased $3.6 million, as we benefitted from the acquisition of Youbet during the second quarter of 2010, which integrated operationally with TwinSpires on November 16, 2010. On a combined basis, Youbet and TwinSpires generated EBITDA of $8.0 million for the three months ended March 31, 2011, compared to EBITDA of $3.5 million generated by TwinSpires for the three months ended March 31, 2010. Partially offsetting these increases was a decrease of $0.9 million related to our equity investment in HRTV during the three months ended March 31, 2011.

•

Other Investments EBITDA decreased due to negative EBITDA of $0.3 million generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Negative EBITDA resulted primarily from seasonality within its operations during the three months ended March 31, 2011.

•

Racing Operations EBITDA increased $0.2 million as it benefited from a lower corporate overhead allocation of $1.0 million during the three months ended March 31, 2011, compared to the same period of 2010. Partially offsetting this increase in EBITDA were weather-related racing cancellations which negatively affected simulcasting operations during the three months ended March 31, 2011.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010	Change
			$	%
Total assets	$983,870	$1,017,719	$(33,849)	-3%
Total liabilities	$477,532	$511,505	$(33,973)	-7%
Total shareholders’ equity	$506,338	$506,214	$124	NM

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in accounts receivables, restricted cash and income taxes receivable of $18.2 million, $6.9 million and $5.2 million, respectively. The decrease in accounts receivables primarily reflects collections related to the 2011 Kentucky Derby and a decrease in simulcast receivables at Calder and Churchill Downs. The decrease in restricted cash primarily reflects distribution of horseman cash due to the completion of Fair Grounds winter meet, partially offset by the receipt of $1.9 million related to the Illinois riverboat subsidy. Finally, income taxes receivable decreased during the three months ended March, 31, 2011 due to the receipt of a refund of $8.5 million from an overpayment of 2010 federal income taxes.

•

Significant changes within total liabilities include a decrease in long-term debt of $42.2 million, reflecting repayments of acquisition debt funded by cash from operations and the receipt of an $8.5 million federal income tax receivable. In addition, accounts payable and accrued expenses decreased $5.5 million and $4.7 million, respectively, primarily due to the completion of the fall and winter meets at Churchill Downs and Fair Grounds and the payment of 2010 discretionary cash bonuses. Dividends payable decreased due to the payment of the Company’s annual dividend during the three months ended March 31, 2011.

Partially offsetting these decreases was an increase in deferred revenue of $26.7 million from advance billings related to the 2011 Kentucky Derby.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Operating activities	$60,475	$21,273	$39,202	F
Investing activities	$(5,083)	$(19,507)	$14,424	74%
Financing activities	$(54,945)	$1,951	$(56,896)	U

•

The increase in cash provided by operating activities is primarily due to the receipt of a refund of $8.5 million from an overpayment of 2010 federal income taxes during the three months ended March 31, 2011 and to an estimated federal income tax payment of $3.0 million during the three months ended March 31, 2010. In addition, collections of advanced billings related to the 2011 Kentucky Derby increased approximately $5.0 million compared to the same period of 2010. Finally, the expansion of our Gaming segment provided additional cash from operations compared to the same period of 2010. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•	The decrease in cash used in investing activities is primarily due to the completion of capital expenditures associated with the opening of Calder Casino during the three months ended March 31, 2010.

•

The increase in cash used in financing activities is primarily due to the repayment of net borrowings under our revolving loan facilities of $42.2 million during the three months ended March 31, 2011, which were incurred primarily to fund the acquisitions of Youbet and Harlow’s.

During the three months ended March 31, 2011, there were no material changes in our commitments to make future payments or in our contractual obligations. During the second quarter of 2011, we expect to fund approximately $2.0 million of annual licensing fees for Calder Casino.

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

Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions or capital projects that expand on existing facilities or create a new facility. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Maintenance-related capital expenditures	$4,604	$3,599
Capital project expenditures	913	15,364

Additions to property and equipment	5,517	18,963

Net cash provided by operating activities	$60,475	$21,273
Maintenance-related capital expenditures	(4,604)	(3,599)

Free cash flow	$55,871	$17,674

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, we had $222.9 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $2.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The riverboats paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboat paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed the trial court’s order and on January 21, 2011, the Illinois Appellate Court, Third District, reversed that order, and found that the State was not required to pay such interest. On February 10, 2011, the Illinois racetracks filed a petition for rehearing in the Third District which was denied on February 23, 2011. The racetracks petitioned the Illinois Supreme Court for review on March 30, 2011.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27,2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Quarterly Report on Form 10-Q, we received $42.4 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”) allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The defendant Hawthorne Racecourse LLC moved for dismissal of the administrative appeal while challenging subject matter jurisdiction and this challenge was rejected by the Circuit Court on April 16, 2010. The Circuit Court affirmed the decision of the Illinois Racing Board on November 10, 2010, and Arlington has appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. Hawthorne’s administrative appeal has been fully briefed and oral arguments are scheduled for April 28, 2011. The monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the federal lawsuit.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing is scheduled for May 10, 2011.

YOUBET MERGER

On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, several of its directors, the Company and the Company’s wholly-owned subsidiaries, Tomahawk Merger Corp. (“Merger Sub”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and its directors as defendants and three of which also name the Company as a defendant. All six lawsuits, which we refer to collectively as the Los Angeles litigation, are putative class actions brought on behalf of Youbet’s stockholders. The plaintiffs in the Los Angeles litigation have since moved to consolidate the Los Angeles litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.

The complaints in the Los Angeles litigation all allege that Youbet’s directors breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the merger transaction. In that regard, the various complaints include, among other things, allegations that the transaction is the result of an inadequate sales process which was designed to maximize stockholder value; that the consideration to be received by Youbet shareholders was unfair and inadequate; that the merger agreement included inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with Youbet’s waiver of the Youbet stockholder rights agreement with respect to the Company and the entry of voting agreements by the defendants and certain others pursuant to which they agreed to vote in favor of the merger, was to “lock up” the merger transaction, foreclose potential alternative bidders and illegally restrain Youbet’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the merger, including for the purpose of obtaining positions or pursuing opportunities at the Company; and that material information was not provided in connection with the transaction and was not provided at the time that Youbet submitted the Youbet stockholder rights agreement to a stockholder vote. Those lawsuits which name the Company or its affiliates as defendants also allege that the Company aided and abetted the alleged breaches of fiduciary duty by Youbet’s directors. Youbet is also alleged to have aided and abetted the alleged breaches of fiduciary duty by its directors. Among the relief sought by the complaints is unspecified damages, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, several of its directors, the Company, Merger Sub and Merger LLC alleging claims similar to the Los Angeles Litigation. On January 8, 2010, Mr. Balch amended his complaint to add counts asserting that Youbet’s directors breached their fiduciary duties to Youbet stockholders by allegedly failing to disclose material information regarding the sale of Youbet in a preliminary registration statement filed with the Securities and Exchange Commission on December 24, 2009, and that Youbet and the Company aided and abetted such alleged breaches.

On March 2, 2010, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles Litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on, among other things, the defendants’ agreement to include in an amended registration statement certain additional disclosures relating to the sale of Youbet. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation and completion of confirmatory discovery. Pursuant to the memorandum of understanding, an amended registration statement was filed containing the additional agreed disclosures.

On or about July 14, 2010, the parties to the Los Angeles Litigation and the Balch litigation entered into a settlement agreement consistent with the terms of the memorandum of understanding. The settlement agreement provided, among other things, for a certification of a class for settlement purposes, dismissal with prejudice of the Los Angeles Litigation and the Balch litigation, releases by class members and payment of attorneys’ fees and expenses approved by the court, with the settlement agreement being subject to court approval. In both the memorandum of understanding and the settlement agreement, Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC each denied that they committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintained that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, the Company, Merger Sub, and Merger LLC believed the lawsuits were without merit, they entered into the memorandum of understanding and settlement to eliminate the burden and expense of further litigation. On July 14, 2010, the plaintiffs in the Los Angeles Litigation filed the settlement agreement with the Superior Court of California, County of Los Angeles, together with a request for preliminary approval of the settlement and of a proposed class notice and for the scheduling of a hearing date for final approval of the settlement. On August 19, 2010, the court presiding over the Los Angeles litigation granted preliminary approval to the proposed settlement. On December 20, 2010, the Los Angeles court granted final approval of the settlement and entered an order and final judgment, which, among other things, dismissed the Los Angeles Litigation with prejudice and approved a release to the defendants from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009, through the date of the consummation of the merger. The deadline for an appeal from the order and final judgment in Los Angeles Litigation expired on February 18, 2011, with no appeal having been filed. Under the settlement agreement, the parties submitted an agreed order to dismiss the Balch litigation with prejudice, and on March 4, 2011, the Delaware court entered a dismissal of the Balch litigation with prejudice. As a result of the foregoing events, all related litigation has terminated. We have not incurred any material loss or expense as a result of this settlement.

FLORIDA QUARTER HORSE TRACK ASSOCIATION, INC.

On July 21, 2010, the Florida Quarter Horse Track Association, Inc. (the “FQHTA”) filed a lawsuit styled Florida Horse Track Association, Inc. vs. State of Florida, Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 2010 CA 2519) in the Circuit Court of the Second

Judicial Circuit in and for Leon County, Florida. The FQHTA alleges that: 1) the Florida statute that authorizes the issuance of the original thoroughbred racing permit to Calder in 1969 was an unconstitutional special law under the Florida constitution, and 2) the arrangement between Tropical Park and Calder under which Tropical Park conducts its race meets at Calder is not authorized by the Florida statutes. On March 28, 2011, the motion to dismiss filed jointly by Calder and the Division of Pari-Mutuel Wagering was granted, dismissing the lawsuit, with prejudice. The plaintiff’s opportunity to appeal to the First District Court of Appeals has expired.

HIALEAH RACE COURSE

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011 and March 21, 2011, respectively. It is anticipated that these motions will be heard by the court in the second quarter of 2011.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 14, 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over a list of Illinois ADW customers and prohibiting TwinSpires.com from using that list of customers. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010.

OTHER MATTERS

There are no other pending legal proceedings, other than litigation arising in the ordinary course of our business.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2011:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	1/1/11-1/31/11	—		—	—	—
Period 2	2/1/11-2/28/11	84	(1)	$42.16	—	—
Period 3	3/1/11-3/31/11	5,850	(1)	$41.50	—	—

		5,934		$41.51	—	—

(1)	Shares of common stock were repurchased from grantees of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 9, 2011	/s/ Robert L. Evans
Robert L. Evans
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2011	/s/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

3(ii)	Amended and Restated By-Laws of Churchill Downs Incorporated, effective March 18, 2011	Exhibit 3.1 to Current Report on Form 8-K dated March 18, 2011

10(a)	Employment Agreement dated as of March 25, 2011 by and between Churchill Downs Incorporated and William C. Carstanjen	Item 5.02 to Current Report on Form 8-K dated March 25, 2011

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011