Form 10-Q
period 2011-06-30
CHURCHILL DOWNS INC
filed 2011-07-27
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of registrant’s common stock at July 20, 2011 was 17,149,697 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,031	$26,901
Restricted cash	67,371	61,891
Accounts receivable, net of allowance for doubtful accounts of $4,032 in 2011 and $4,098 in 2010	41,196	33,307
Deferred income taxes	17,875	16,136
Income taxes receivable	—	11,674
Other current assets	20,210	20,086

Total current assets	177,683	169,995
Property and equipment, net	486,973	507,476
Goodwill	213,752	214,528
Other intangible assets, net	109,632	113,436
Other assets	10,463	12,284

Total assets	$998,503	$1,017,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,302	$47,703
Bank overdraft	6,819	5,660
Purses payable	18,293	12,265
Accrued expenses	49,191	49,754
Income taxes payable	19,658	—
Dividends payable	—	8,165
Deferred revenue	14,388	24,512
Deferred riverboat subsidy	44,239	40,492

Total current liabilities	208,890	188,551
Long-term debt	184,961	265,117
Convertible note payable, related party	—	15,075
Other liabilities	16,035	17,775
Deferred revenue	15,518	15,556
Deferred income taxes	8,803	9,431

Total liabilities	434,207	511,505
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,150 shares issued at June 30, 2011 and 16,571 shares issued at December 31, 2010	257,623	236,503
Retained earnings	306,673	269,711

Total shareholders’ equity	564,296	506,214

Total liabilities and shareholders’ equity	$998,503	$1,017,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and six months ended June 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Racing	$148,205	$147,440	$179,833	$180,453
Gaming	49,459	35,848	108,546	69,596
Online	46,526	29,847	83,329	48,142
Other	5,496	2,260	9,532	2,367

	249,686	215,395	381,240	300,558
Operating expenses:
Racing	91,090	96,770	136,675	142,835
Gaming	38,237	31,617	79,639	60,524
Online	28,851	20,912	55,216	33,392
Other	5,732	2,154	10,783	2,611
Selling, general and administrative expenses	18,301	15,617	34,305	28,656

Operating income	67,475	48,325	64,622	32,540
Other income (expense):
Interest income	56	17	124	128
Interest expense	(3,461)	(1,420)	(5,921)	(2,678)
Equity in earnings (loss) of unconsolidated investments	460	(290)	44	153
Miscellaneous, net	3,158	359	3,615	653

	213	(1,334)	(2,138)	(1,744)

Earnings from continuing operations before provision for income taxes	67,688	46,991	62,484	30,796
Income tax provision	(27,698)	(18,722)	(25,680)	(10,671)

Earnings from continuing operations	39,990	28,269	36,804	20,125
Discontinued operations, net of income taxes:
(Loss) earnings from operations	—	(664)	1	(1,188)
Gain on sale of assets	157	—	157	—

Net earnings	$40,147	$27,605	$36,962	$18,937

Net earnings per common share data:
Basic
Earnings from continuing operations	$2.38	$1.90	$2.19	$1.39
Discontinued operations	0.01	(0.05)	0.01	(0.08)

Net earnings	$2.39	$1.85	$2.20	$1.31

Diluted
Earnings from continuing operations	$2.36	$1.90	$2.18	$1.39
Discontinued operations	0.01	(0.05)	0.01	(0.08)

Net earnings	$2.37	$1.85	$2.19	$1.31

Weighted average shares outstanding
Basic	16,444	14,440	16,401	14,027
Diluted	16,935	14,895	16,899	14,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net earnings	$36,962	$18,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,878	22,015
Asset impairment loss	157	1,598
Gain on asset disposition	(46)	(12)
Gain on sale of business	(271)	—
Gain on derivative instruments	(3,096)	(408)
Share-based compensation	2,966	1,586
Deferred tax provision	(1,566)	—
Other	1,990	748
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(4,607)	(15,834)
Accounts receivable	(7,810)	(4,943)
Other current assets	(5,136)	(6,677)
Accounts payable	10,865	9,448
Purses payable	6,028	6,039
Accrued expenses	4,312	6,646
Deferred revenue	3,306	10,441
Income taxes payable	31,097	6,690
Other assets and liabilities	1,780	1,612

Net cash provided by operating activities	104,809	57,886

Cash flows from investing activities:
Additions to property and equipment	(10,867)	(52,148)
Acquisition of business, net of cash acquired	—	(32,408)
Acquisition of gaming license	(2,250)	—
Proceeds on sale of property and equipment	46	13
Change in deposit wagering asset	(873)	(873)

Net cash used in investing activities	(13,944)	(85,416)

Cash flows from financing activities:
Borrowings on bank line of credit	157,403	132,498
Repayments on bank line of credit	(237,560)	(66,075)
Repayment of note payable, related party	—	(24,043)
Change in book overdraft	1,159	3,390
Payment of dividends	(8,165)	(6,777)
Repurchase of common stock	(445)	(1,187)
Change in deposit wagering liability	873	332

Net cash (used in) provided by financing activities	(86,735)	38,138

Net increase in cash and cash equivalents	4,130	10,608
Cash and cash equivalents, beginning of period	26,901	13,643

Cash and cash equivalents, end of period	$31,031	$24,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30,

(Unaudited) (in thousands)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,549	$1,392
Income taxes	$1,282	$3,123
Schedule of non-cash investing and financing activities:
Issuance of common stock for extinguishment of convertible note payable	$19,399	$—
Issuance of common stock in connection with LTIP and restricted stock plans	$4,319	$2,214
Issuance of common stock in connection with acquisition of business	$—	$86,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 105 live racing days during the second quarter of 2011, which compares to 112 live racing days conducted during the second quarter of 2010. For the six months ended June 30, 2011, the Company conducted 167 live racing days, which equals the amount of days conducted during the six months ended June 30, 2010.

During the year ended December 31, 2010, the Company ceased operations of Churchill Downs Entertainment Group, and its results of operations for the three and six months ended June 30, 2010, have been reclassified to discontinued operations.

Current Year Reclassifications

Beginning in the three months ended June 30, 2011, the Company expanded the classification of its Condensed Consolidated Statements of Net Earnings to include net revenues and operating expenses associated with its Racing, Gaming, Online and Other operations. These reclassifications, which had no impact on operating income, results of operations, or cash flows, are defined as follows:

Racing: net revenues and corresponding operating expenses associated with commissions earned on wagering at the Company’s racetracks, off-track betting facilities (“OTBs”) and simulcast host fees earned from other wagering sites. In addition, amounts include ancillary revenues and expenses generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights, food and beverage sales and fees for the alternative uses of its facilities.

Gaming: net revenues and corresponding operating expenses generated from slot machines, table games and video poker. In addition, it includes ancillary revenues and expenses generated by food and beverage sales and miscellaneous other revenue.

Online: net revenues and corresponding operating expenses generated by the Company’s Advance Deposit Wagering (“ADW”) business from wagering through the internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the equity investment in HRTV, LLC and its information business that provides data services to the equine industry.

Other: net revenues and corresponding operating expenses generated by United Tote Company and United Tote Canada, (collectively “United Tote”), the Company’s provider of pari-mutuel wagering systems. In addition, it includes the operations of Churchill Downs Simulcast Productions (“CDSP”), the Company’s provider of television production services and miscellaneous corporate revenue.

Net revenues and operating expenses for the three and six months ended June 30, 2010 have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on net revenues, operating income, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior Year Revision

The three and six months ended June 30, 2010 have been revised to reflect the classification of pari-mutuel and gaming taxes, in addition to free play that is administered at its gaming facilities. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play were presented as an operating expense whereas they more properly should have been presented as a reduction to revenues.

For the three and six months ended June 30, 2010, the net impact of the pari-mutuel and gaming tax revision was an increase in net racing and online revenues of $7.3 million and $10.1 million, respectively, with a corresponding increase in racing and online operating expenses. In addition, during the same periods, gaming revenue increased $13.0 million and $23.9 million, respectively, with a corresponding increase in gaming operating expenses. Finally, the impact of the free play revision was a reduction in net gaming revenue of $5.4 million and $9.0 million, respectively, with a corresponding decrease in gaming operating expenses, for the three and six months ended June 30, 2010. This revision, which the Company determined is not material, had no impact on current or prior period operating income, results of operations, or cash flows.

Promotional Allowances

Promotional allowances primarily consist of the retail value of complementary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue. During the three and six months ended June 30, 2011, promotional allowances of $1.7 million and $4.1 million, respectively, were included as a reduction to net revenues. During the three and six months ended June 30, 2010, promotional allowances totaled $1.2 million and $2.1 million, respectively.

The Company’s guests may be awarded free play through its customer loyalty programs or through direct mail offers. Free play is deducted from gross revenue to arrive at net revenues. During the three and six months ended June 30, 2011, free play totaled $8.7 million and $17.7 million, respectively. During the three and six months ended June 30, 2010, free play totaled $5.0 million and $8.4 million, respectively.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — DISCONTINUED OPERATIONS

During the three months ended June 30, 2011, the Company recognized a gain on sale of Hollywood Park of $0.2 million upon the expiration of an indemnity of certain contractual obligations related to the sale of Hollywood Park in 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Churchill Downs Entertainment Group, Ellis Park and Hollywood Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net Earnings. Set forth below is a summary of the combined results of operations of the dissolved and sold businesses for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$—	$—	$—	$—
Operating expenses	—	763	10	872
Selling, general and administrative expenses	—	338	(11)	670

Operating (loss) income	—	(1,101)	1	(1,542)
Other income (expense):
Miscellaneous, net	—	—	—	70

	—	—	—	70

(Loss) earnings from operations before income tax benefit	—	(1,101)	1	(1,472)
Income tax benefit	—	437	—	284

(Loss) earnings from operations	—	(664)	1	(1,188)
Gain on sale of assets, net of income taxes	157	—	157	—

Net earnings (loss)	$157	$(664)	$158	$(1,188)

NOTE 3 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note, which was March 30, 2010. As of June 30, 2011, approximately $5.1 million of principal and interest is outstanding in accordance with the Note. The Partnership Interest Purchase Agreement documenting such sale to Centaur also includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision.

On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware. As of June 30, 2011, the Company had not received the contingent payment, and has determined that collectability of amounts due under the contingent consideration provision is not reasonably assured and, therefore, has not recognized the amounts due under the Partnership Interest Purchase Agreement.

On February 1, 2011, the Company entered into a settlement agreement with Centaur and its affiliates whereby, subject to the conditions to the implementation of Centaur’s reorganization plan being met, the Company will receive a cash payment of $8.5 million as a settlement for the amounts owed to the Company pursuant to the Note and contingent consideration provision of the Partnership Interest Purchase Agreement. On February 18, 2011, the U.S. Bankruptcy Court (“Court”) in Delaware approved Centaur’s reorganization plan and the Company’s settlement agreement with Centaur. As of June 30, 2011, certain conditions to the implementation of Centaur’s reorganization plan remain outstanding. Amounts received in excess of the Note balance and accrued interest will be recorded as a gain on the sale of Hoosier Park once realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — NATURAL DISASTERS

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack (“Churchill Downs”). Churchill Downs sustained damage to its stable area, as well as several other buildings on the backside of the racetrack. The Company cancelled one day of its live racing meet as a result of the incident. The Company carries property and casualty insurance as well as business interruption insurance, subject to a $0.5 million deductible. As of June 30, 2011, the Company has not recorded an impairment of its assets but does not believe this amount will be material. The Company does not believe that the Kentucky Tornado will have a material, adverse impact on its business, financial condition or results of operations.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011. On May 12, 2011, the facility sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities which remain closed. On June 1, 2011, Harlow’s resumed its casino operations. The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of June 30, 2011, the Company has incurred $0.9 million in repair expenditures which is recorded as an insurance recovery receivable on the Condensed Consolidated Balance Sheet at June 30, 2011. The Company is currently working with its insurance carriers to finalize its claim, and on July 22, 2011, it received $2.0 million in partial settlement of its claim. In addition, the Company recorded a reduction of property and equipment of $8.4 million and an offsetting insurance recovery receivable for the estimated damage associated with the flood. The Company does not believe that the Mississippi River Flooding will have a material, adverse impact on its business, financial condition or results of operations.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The facility sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. As of June 30, 2011, the Company had incurred $0.8 million in repair expenditures of which $0.6 million was offset with the insurance proceeds at June 30, 2011. During the three months ended June 30, 2011, $0.4 million of insurance recoveries have been recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage that were incurred through June 30, 2011, that management determined as probable of recovery under an existing business interruption insurance policy. In addition, the Company recorded a reduction of property and equipment of $1.4 million and an offsetting insurance recovery receivable for the estimated wind damage. The Company does not believe that the Mississippi Wind Damage will have a material, adverse impact on its business, financial condition or results of operations.

NOTE 5 — ACQUISITIONS AND NEW VENTURES

On December 16, 2010, the Company completed its acquisition of Harlow’s for cash consideration of approximately $140.4 million. The purchase agreement contained provisions under which there may be future consideration received or paid related to the subsequent determination of working capital that existed at the acquisition date. During the six months ended June 30, 2011, the Company reduced goodwill by $0.4 million related to the resolution of the working capital calculation and to deferred tax adjustments.

On June 2, 2010, the Company completed its acquisition of Youbet.com, LLC (“Youbet”) and United Tote for an aggregate purchase price of $131.2 million. During the six months ended June 30, 2011, the Company reduced goodwill by $0.4 million related to deferred tax adjustments.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the acquisitions of Harlow’s and Youbet, as of January 1,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of Harlow’s and Youbet been consummated at the beginning of the period presented (in thousands, except per common share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Net revenues	$249,546	$377,108
Earnings from continuing operations	28,326	22,048
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$1.69	$1.32
Diluted:
Earnings from continuing operations	$1.69	$1.31
Shares used in computing earnings from continuing operations per common share:
Basic	16,309	16,309
Diluted	16,764	16,772

NOTE 6 — INCOME TAXES

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2011 and 2010 was 41.1% and 34.7%, respectively. The prior year effective tax rate was impacted by the recognition of a benefit of $1.6 million during the six months ended June 30, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs. During the six months ended June 30, 2011, the Company recognized tax benefits resulting in a reduction to the effective tax rate of approximately 0.7%. These benefits were the result of a Tax Increment Financing Agreement (“TIF”) entered during 2003 with the Commonwealth of Kentucky, as detailed below and were offset by tax expenses associated with taxes accrued for uncertain tax positions as well as the true-up of prior year taxes.

Pursuant to the TIF, the Company is entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill facility. Due to the resolution of uncertainties with the Commonwealth of Kentucky related to the computation of the tax increase during the three months ended June 30, 2011, the Company recognized a $2.9 million reduction of its operating expenses related to the years 2005 through 2010 and the six months ended June 30, 2011, and a $0.6 million reduction in its income tax expense, net of federal taxes, related to the years 2005 through 2010.

During the six months ended June 30, 2011, the Company received a refund of $8.5 million from the overpayment of its 2010 federal income taxes and a refund of $1.0 million from an amended prior year federal income tax return related to state lobbying expense deductions.

Certain tax authorities may periodically audit the Company, and it may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its income tax provision related to unrecognized income tax benefits, while penalties are accrued in general and administrative expenses. As of June 30, 2011, the Company had accrued $0.3 million of interest expense related to unrecognized income tax benefits and had gross unrecognized tax benefits of $3.4 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for 2011 was $2.2 million.

NOTE 7 — CONVERTIBLE NOTE PAYABLE CONVERSION

During 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible, at any time at the option of the shareholder, into shares of the Company’s common stock. During the three months ended June 30, 2011, the shareholder exercised his conversion right, and the Company’s convertible note payable with a related party was paid through the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuance of 452,603 shares of the Company’s common stock. The Company recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion and the elimination of the short forward contract liability and long put option asset.

NOTE 8 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the six months ended June 30, 2011, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required.

NOTE 9 — FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $4.7 million of the Company’s cash equivalents and restricted cash as of June 30, 2011, which are held in interest bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$39,990	$28,269	$36,804	$20,125
Earnings from continuing operations allocated to participating securities	(906)	(859)	(869)	(629)

Numerator for basic earnings from continuing operations per common share	$39,084	$27,410	$35,935	$19,496

Numerator for basic net earnings per common share:
Net earnings	$40,147	$27,605	$36,962	$18,937
Net earnings allocated to participating securities	(910)	(839)	(873)	(592)

Numerator for basic net earnings per common share	$39,237	$26,766	$36,089	$18,345

Numerator for diluted net earnings per common share:
Earnings from continuing operations	$39,990	$28,269	$36,804	$20,125
Discontinued operations, net of income taxes	157	(664)	158	(1,188)

Net earnings	$40,147	$27,605	$36,962	$18,937

Denominator for net earnings per common share:
Basic	16,444	14,440	16,401	14,027
Plus dilutive effect of stock options	109	2	100	10
Plus dilutive effect of convertible note	382	453	398	453

Diluted	16,935	14,895	16,899	14,490

Earnings per common share:
Basic
Earnings from continuing operations	$2.38	$1.90	$2.19	$1.39
Discontinued operations	0.01	(0.05)	0.01	(0.08)

Net earnings	$2.39	$1.85	$2.20	$1.31

Diluted
Earnings from continuing operations	$2.36	$1.90	$2.18	$1.39
Discontinued operations	0.01	(0.05)	0.01	(0.08)

Net earnings	$2.37	$1.85	$2.19	$1.31

Options to purchase approximately 18 thousand shares for each of the three and six months ended June 30, 2011, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately 130 thousand shares and 111 thousand shares for each of the three and six months ended June 30, 2010, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 11 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its eleven OTBs and Fair Grounds and the pari-mutuel activity generated at its eleven OTBs; (2) Online

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business, which includes TwinSpires, our ADW business, Fair Grounds Account Wagering and Bloodstock Research Information Systems as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots, Calder Casino, Harlow’s, a casino and hotel acquired on December 16, 2010 and VSI, an owner and operator of more than 700 video poker machines in Louisiana; and (4) Other Investments, which includes United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company uses EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP. EBITDA should not be considered an alternative to net earnings or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues from external customers:
Churchill Downs	$95,839	$92,019	$98,161	$94,604
Arlington Park	22,050	23,950	31,398	33,786
Calder	19,412	20,647	22,080	23,619
Fair Grounds	10,904	10,824	28,194	28,444

Total Racing Operations	148,205	147,440	179,833	180,453
Calder Casino	21,711	18,219	42,323	31,759
Fair Grounds Slots	9,458	9,092	21,630	20,650
VSI	8,789	8,537	18,216	17,187
Harlow’s Casino	9,501	—	26,377	—

Total Gaming	49,459	35,848	108,546	69,596
Online Business	46,526	29,847	83,329	48,142
Other Investments	5,358	2,264	9,323	2,364
Corporate	138	(4)	209	3

Net revenues	$249,686	$215,395	$381,240	$300,558

Intercompany net revenues:
Churchill Downs	$3,464	$2,428	$3,612	$2,536
Arlington Park	1,159	919	1,692	1,343
Calder	486	351	547	375
Fair Grounds	—	8	778	547

Total Racing Operations	5,109	3,706	6,629	4,801
Online Business	219	217	415	381
Other Investments	1,153	642	1,752	1,015
Eliminations	(6,481)	(4,565)	(8,796)	(6,197)

Net revenues	$—	$—	$—	$—

Reconciliation of Segment EBITDA to net earnings:
Racing	$58,447	$49,428	$45,809	$36,565
Gaming	12,798	6,706	30,331	11,645
Online	11,308	4,654	18,853	8,649
Other Investments	1,045	907	953	1,125
Corporate	1,385	(1,311)	211	(2,623)

Total EBITDA	84,983	60,384	96,157	55,361
Depreciation and amortization	(13,890)	(11,990)	(27,876)	(22,015)
Interest (expense) income, net	(3,405)	(1,403)	(5,797)	(2,550)
Income tax expense	(27,698)	(18,722)	(25,680)	(10,671)

Earnings from continuing operations	39,990	28,269	36,804	20,125
Discontinued operations, net of income taxes	157	(664)	158	(1,188)

Net earnings	$40,147	$27,605	$36,962	$18,937

As further discussed in Note 1, during the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings to appropriately reflect the classification of pari-mutuel and gaming taxes, in addition to free play that is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

administered at its gaming facilities. For the three and six months ended June 30, 2010, the net impact of the revision on the Company’s net revenues from external customers is presented below. The revision, which the Company determined is not material, had no impact on intercompany net revenues or segment EBITDA.

	Three Months Ended June 30, 2010
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$89,390	$92,019	$2,629
Arlington Park	23,050	23,950	900
Calder	18,294	20,647	2,353
Fair Grounds	9,898	10,824	926

Total Racing Operations	140,632	147,440	6,808
Calder Casino	12,779	18,219	5,440
Fair Grounds Slots	8,625	9,092	467
VSI	6,782	8,537	1,755

Total Gaming	28,186	35,848	7,662
Online Business	29,393	29,847	454
Other Investments	2,305	2,264	(41)
Corporate	(4)	(4)	—

Net revenues from external customers	$200,512	$215,395	$14,883

	Six Months Ended June 30, 2010
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$91,530	$94,604	$3,074
Arlington Park	32,088	33,786	1,698
Calder	21,244	23,619	2,375
Fair Grounds	26,425	28,444	2,019

Total Racing Operations	171,287	180,453	9,166
Calder Casino	21,745	31,759	10,014
Fair Grounds Slots	19,116	20,650	1,534
VSI	13,657	17,187	3,530

Total Gaming	54,518	69,596	15,078
Online Business	47,350	48,142	792
Other Investments	2,404	2,364	(40)
Corporate	3	3	—

Net revenues from external customers	$275,562	$300,558	$24,996

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Online Business	$393	$(254)	$(53)	$198
Other Investments	67	(36)	97	(45)

	$460	$(290)	$44	$153

The table below presents total asset information for reported segments (in thousands):

	June 30, 2011	December 31, 2010
Total assets:
Racing Operations	$947,516	$951,062
Gaming	250,088	254,237
Online Business	184,696	189,962
Other Investments	184,999	191,160

	1,567,299	1,586,421
Eliminations	(568,796)	(568,702)

	$998,503	$1,017,719

The table below presents total goodwill information for reported segments (in thousands):

	June 30, 2011	December 31, 2010
Goodwill:
Racing Operations	$50,401	$50,401
Gaming	34,730	35,082
Online Business	127,363	127,787
Other Investments	1,258	1,258

	$213,752	$214,528

The table below presents total capital expenditure information for reported segments (in thousands):

	Six Months Ended June 30,
	2011	2010
Capital expenditures, net:
Racing Operations	$3,681	$32,026
Gaming	4,736	15,810
Online Business	842	2,550
Other Investments	1,608	1,762

	$10,867	$52,148

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company records accruals for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below.

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. The Company expects all three motions to be heard by the court during the third quarter of 2011.

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that the plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011 and on July 21, 2011, the court denied the preliminary injunction and a status meeting hearing has been scheduled for July 27, 2011.

Receipt of Illinois Riverboat Subsidy

Beginning in 2009, the Company has received payments totaling $44.2 million from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Acts 94-804 and 95-1008. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds are to be distributed with approximately 60% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from both Acts have been placed into an escrow account of Arlington Park and are recognized as restricted cash. Revenues from these subsidies are being deferred as of June 30, 2011, as challenges regarding the legality of Public Acts 94-804 and 95-1008 are still being made by the Illinois riverboat casinos.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Matters

There are no other pending legal proceedings, other than litigation arising in the ordinary course of business.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for calendar year-end companies beginning on or after December 15, 2010. The Company adopted the standard as of January 1, 2011, and there was no impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at Indiana and other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full fields horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately or keep its technology current; our accountability for environmental contamination; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate Youbet, Harlow’s and any other businesses we acquire into our existing operations, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

Overview

We are a diversified provider of pari-mutuel horseracing content and technology for consumers and businesses through multiple platforms. We offer gaming products through our casino operations in Mississippi, our slot and video poker operations in Louisiana and our slot operations and poker room in Florida.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington Park Race Course (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010. On November 16, 2010, the Youbet customer wagering platform was integrated into the TwinSpires platform;

•	Fair Grounds Account Wagering (“FAW), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 21 table games, a poker room, a five story, 105-room attached hotel, and temporary dining facilities;

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

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for the purpose of evaluating performance internally. We believe that the use of these measures enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP. EBITDA should not be considered an alternative to net earnings or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. See Note 11 to the Condensed Consolidated Financial Statements for a reconciliation of EBITDA to net earnings.

During the six months ended June 30, 2011, the overall weakness in the U.S. economy continued to result in negative pressure on consumer spending. As a result, pari-mutuel wagering, which is driven, in part, by discretionary spending and industry competition, continued to decline. Total handle on U.S. thoroughbred races, according to figures published by Equibase, declined 7.7% during the six months ended June 30, 2011 compared to the same period of 2010 and declined 7.0% during the three months ended June 30, 2011 compared to the same period of 2010. This year-to-date handle decline is partially attributable to a 6.2% reduction in U.S. thoroughbred race days, according to Equibase, and weather-related racing cancellations, all of which further negatively impacted our business and contributed to a decline in our pari-mutuel handle from our Racing Operations of 5.4% during the six months ended June 30, 2011, compared to the same period of 2010 and a decline of 5.0% during the three months ended June 30, 2011, compared to the same period of 2010. Total handle for the Company increased 7.6% during the six months ended June 30, 2011 and increased 3.2% during the three months ended June 30, 2011 as our Online Business benefitted from our acquisition of Youbet during 2010. On a combined basis, total handle for TwinSpires and Youbet declined approximately 5.9% during the six months ended June 30, 2011, compared to the same period of 2010 and declined 2.4% during the three months ended June 30, 2011, as compared to the same period of 2010.

There continues to be pessimism about growth prospects for the U.S. and global economies, and unemployment in the U.S. continues to remain high. However, we believe that, despite these uncertain economic conditions, we are in a strong financial position. As of June 30, 2011, there was $183 million of borrowing capacity under our revolving credit facility and we had unrestricted cash on hand of $31 million. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Income Taxes

During 2003, we entered into a Tax Increment Financing Agreement (“TIF”) with the Commonwealth of Kentucky. Pursuant to this agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill facility. During the three months ended June 30, 2011, we resolved uncertainties related to the computation of the tax increase and recognized a $2.9 million reduction in operating expenses and a $0.6 million reduction in income tax expense, net of federal taxes related to the years 2005 through 2010 and the six months ended June 30, 2011.

During the six months ended June 30, 2011, we received a refund of $8.5 million from the overpayment of our 2010 federal income taxes and a refund of $1.0 million related to an amended prior year federal income tax return that adjusted state lobbying expense deductions.

Convertible Note Payable Conversion

During 2004, we acquired 452,603 shares of our common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible, at any time at the option of the shareholder, into shares of our common stock. During the three months ended June 30, 2011, the shareholder exercised his conversion right, and the convertible note payable with a related party was paid through the issuance of 452,603 shares of our common stock. We recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion and the elimination of the short forward contract liability and long put option asset.

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack. We sustained damage to our stable area, as well as several other buildings on the backside of the racetrack. We cancelled one day of live racing as a result of the incident. We carry property and casualty insurance as well as business interruption insurance, subject to a $0.5 million deductible. As of June 30, 2011, we have not recorded an impairment of our assets but do not believe this amount will be material. We believe that the Kentucky Tornado will not have a material, adverse impact on our business, financial condition or results of operations.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and we temporarily ceased operations at Harlow’s on May 6, 2011. On May 12,

2011, the facility sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities which remain closed. On June 1, 2011, Harlow’s resumed its casino operations. We carry flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of June 30, 2011, we incurred $0.9 million in repair expenditures which was recorded as an insurance recovery receivable on the Condensed Consolidated Balance Sheet at June 30, 2011. We are currently working with insurance carriers to finalize our claim, and on July 22, 2011, we received $2.0 million in partial settlement of its claim. In addition, we recorded a reduction of property and equipment of $8.4 million and an offsetting insurance recovery receivable for the damage associated with the flood. We believe that the Mississippi River Flooding will not have a material, adverse impact on our business, financial condition or results of operations.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The facility sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. We carry property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. We filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011. As of June 30, 2011, we have incurred $0.8 million in repair expenditures of which $0.6 million was offset with the insurance proceeds at June 30, 2011. During the three months ended June 30, 2011, $0.4 million of insurance recoveries have been recorded as reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage that were incurred through June 30, 2011, that management determined are probable of recovery under an existing business interruption policy. In addition, we recorded a reduction of property and equipment of $1.4 million and an offsetting insurance recovery receivable for the estimated wind damage. We believe that the Mississippi Wind Damage will not have a material, adverse impact on our business, financial condition or results of operations.

Legislative and Regulatory Changes

Federal

During 2011, two major pieces of Internet gaming legislation have been introduced in Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would grant the Secretary of Treasury regulatory and enforcement jurisdiction over Internet gambling. Though wagering on sports is excluded, it would expand Internet gaming beyond poker. HR 1174 has been referred to the House Financial Services Committee. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011, mirrors many of the safeguard provisions proffered in HR 1174, however it limits Internet gaming to poker only. It has been referred to the House Commerce Committee. Should either of these pieces of legislation become law, they could have a material, adverse impact on our business, financial condition or results of operations.

District of Columbia

In January 2011, the District of Columbia passed the Lottery Modernization Act (the “Lottery Act”), which authorizes the District of Columbia to offer games of skill and chance via the Internet. All transactions are restricted to patrons located within the city’s geographic borders. The announced implementation date of September 2011 has been delayed due to controversy surrounding the measure. At this point, we do not know how this legislation could affect our business, financial condition or results of operations.

California

Two competing Internet poker bills have been introduced in the California legislature. Senate Bill 40 (“SB 40”) and Senate Bill 45 (“SB 45”) would regulate and monitor the operation of online poker for California residents. Under SB 40, all federally recognized California tribal governments and card room clubs would be eligible for a license to operate online poker. SB 45 would require certain preferential criteria for licensing. The California legislature is expected to address one or both of these bills during 2011. Should either SB 40 or SB 45 pass, it could have a significant impact on our business, financial condition or results of operations.

Florida

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact. A provision of SB 622 made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. As a result, the annual slots license fee was reduced to $2.5 million on July 1, 2010, and an additional reduction to $2.0 million was established that will be due July 1, 2011. Pursuant to the new Tribal Compact, which was approved by the Florida legislature and the Governor of Florida, the Seminole Tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two other casinos in Immokalee and Tampa. All seven tribal casinos are able to continue operating Las Vegas-style slot machines. Other portions of Chapter 2009-170, Laws of Florida, purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, in a lawsuit styled Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association,LLC, (Case No. 2010-CA-2132), Calder challenged the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23, of the Florida Constitution when it expands the limits set in the constitution for slot machine licenses. The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of Appeal. The issues have been fully briefed and oral argument has been scheduled for September 7, 2011.

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical

Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. We expect all three motions to be heard by the court during the third quarter of 2011.

Proposals to authorize “destination resort casinos” throughout Florida were considered by the Florida legislature, but none were successful. We anticipate that similar bills may be introduced in future legislative sessions.

Kentucky

On July 20, 2010, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Currently, only Oaklawn Park Racetrack, in Arkansas, offers the HRMs. Despite the positive vote from the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of regulations enacted. At this time, we will not make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the intervening adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. The intervening adverse party’s brief is due on August 23, 2011, and the Company’s brief is due sixty days thereafter.

The Kentucky General Assembly convened for the “short” 2011 session, and passed legislation allowing the state to join an interstate horse racing compact. On May 2, 2011, the Governor of Kentucky signed the legislation into law. Under the new legislation, Kentucky may join with the other states that conduct pari-mutuel wagering to adopt and implement uniform rules and regulations. Kentucky is the first major racing jurisdiction to adopt the legislation, and the compact will become effective after the model has been adopted by six states. At this point, we do not know how this legislation may affect our business, financial condition or results of operations.

Illinois

Illinois State Bills

On May 31, 2011, Senate Bill 744 (“SB 744”) received final passage by the Illinois General Assembly, which would authorize Arlington Park to operate up to 1,200 slot or video poker machines and would also authorize Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos would be eligible to increase the number of gaming positions machines from the current limit of 1,200 machines to 2,000 machines by 2013. Five new land-based casinos would be authorized, one of which could be located in Chicago with 4,000 gaming positions. In addition, slot machines could be located at O’Hare and Midway airports. Under SB 744, gaming taxes would be established at a graduated rate that varies from 10% to 40% of gross gaming revenues depending on the level of gross gaming revenues. SB 744 has not yet been sent to the Governor, and once sent to the Governor, he has three options: sign SB 744 in it current form; amend the SB 744 and return it to the General Assembly, which must uphold or reject the amendments; or veto the bill. At this point, we do not know if the legislation will be enacted, what the provisions of the SB 744 will be if enacted, and if enacted, how it would affect our business, financial condition or results of operations.

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

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, et al., 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the Illinois Racing Board (“IRB”) to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27, 2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Quarterly Report on Form 10-Q, we received $44.2 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park. Of the total monies we received, we anticipate $18.6 million will be retained by Arlington Park and $25.6 million will be paid into Arlington Park’s purse account.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Appellate Court upheld the trial court’s decision to dismiss the counts against the racetracks defendants, including Arlington Park, but extended the temporary restraining order against releasing the funds from the escrow by thirty days. The extension was to enable the casino plaintiffs to ask the trial court to continue the temporary restraining order pending their petition for certiorari to the United States Supreme Court. The casino plaintiffs have ninety days from the order date to petition for certiorari.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions. Hawthorne has appealed the Circuit Court’s decision and has moved to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The monies received by Arlington Park are subject to a federal court injunction, as described above, and thus remain in escrow pending the appeal of the federal lawsuit.

Horse Racing Equity Fund

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive amounts up to 15% of the adjusted gross receipts earned on an annual basis from state tax generated by the tenth riverboat casino license granted in Illinois. The funds will be distributed to racetracks in Illinois and may be utilized for purses as well as racetrack discretionary spending. In addition, the riverboats paying monies into the HRE Trust Fund will no longer be required to pay monies into that fund. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This casino opened on July 18, 2011. The Illinois racing industry will be entitled to receive an amount equal to 15% of the adjusted gross receipts of this casino from the gaming taxes generated by that casino. However, these funds must be appropriated by the state and current fiscal year budget contains no such appropriation. Furthermore, the timing for the riverboats to cease paying monies into the HRE Trust Fund remains open.

Video Poker

On July 11, 2011, the Illinois Supreme Court upheld the 2009 Video Gaming Act which is the state’s public works program to fund statewide construction projects, in part, by the expansion of video poker operations at additional facilities including bars, restaurants and truck stops. It is expected that up to 50,000 video poker games could be added, subject to the operational and licensing requirements of the Illinois Gaming Board. At this point, we do not know how this legislation could affect our business, financial condition or results of operations.

Ohio

On June 28, 2011, both houses of the Ohio General Assembly passed legislation allowing all seven state racetracks to apply for video lottery licenses. The Governor is expected to sign the bill into law. At this point, we do not know how this legislation could affect our business, financial condition or results of operations.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$416,111	$431,502	$(15,391)	-4%	$429,040	$446,345	$(17,305)	-4%
Net pari-mutuel revenues	$36,213	$36,817	$(604)	-2%	$38,174	$38,988	$(814)	-2%
Commission %	8.7%	8.5%			8.9%	8.7%
Arlington Park
Total handle	$183,420	$205,287	$(21,867)	-11%	$249,129	$277,696	$(28,567)	-10%
Net pari-mutuel revenues	$19,581	$20,999	$(1,418)	-7%	$28,882	$30,823	$(1,941)	-6%
Commission %	10.7%	10.2%			11.6%	11.1%
Calder
Total handle	$163,345	$165,883	$(2,538)	-2%	$193,290	$194,527	$(1,237)	-1%
Net pari-mutuel revenues	$18,530	$19,637	$(1,107)	-6%	$20,515	$21,582	$(1,067)	-5%
Commission %	11.3%	11.8%			10.6%	11.1%
Fair Grounds
Total handle	$28,249	$29,935	$(1,686)	-6%	$219,435	$233,995	$(14,560)	-6%
Net pari-mutuel revenues	$6,068	$6,411	$(343)	-5%	$21,451	$22,044	$(593)	-3%
Commission %	21.5%	21.4%			9.8%	9.4%
Online Business
Total handle	$227,837	$144,574	$83,263	58%	$406,472	$227,622	$178,850	79%
Net pari-mutuel revenues	$44,130	$28,224	$15,906	56%	$79,383	$45,101	$34,282	76%
Commission %	19.4%	19.5%			19.5%	19.8%
Eliminations
Total handle	$(56,359)	$(44,051)	$(12,308)	-28%	$(72,237)	$(55,610)	$(16,627)	-30%
Net pari-mutuel revenues	$(5,110)	$(3,706)	$(1,404)	-38%	$(6,630)	$(4,801)	$(1,829)	-38%
Total
Handle	$962,603	$933,130	$29,473	3%	$1,425,129	$1,324,575	$100,554	8%
Net pari-mutuel revenues	$119,412	$108,382	$11,030	10%	$181,775	$153,737	$28,038	18%
Commission %	12.4%	11.6%			12.8%	11.6%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Calder Casino

Net gaming revenues	$21,097	$17,664	$3,433	19%	$41,126	$30,582	$10,544	34%

Slot handle	$276,830	$229,017	$47,813	21%	$534,746	$390,947	$143,799	37%

Net slot revenues	$19,849	$16,878	$2,971	18%	$38,704	$29,319	$9,385	32%
Average daily net win per slot machine	$179	$149	$30	20%	$176	$147	$29	20%
Average daily number of slot machines	1,220	1,247	(27)	-2%	1,218	1,246	(28)	-2%

Average daily poker revenue	$13,705	$8,634	$5,071	59%	$13,379	$6,980	$6,399	92%

Fair Grounds Slots and VSI

Net gaming revenues	$17,968	$17,385	$583	3%	$39,183	$37,250	$1,933	5%

Slot handle	$98,717	$98,581	$136	NM	$223,020	$216,478	$6,542	3%

Net slot revenues	$9,179	$8,847	$332	4%	$20,967	$20,062	$905	5%
Average daily net win per slot machine	$162	$160	$2	1%	$186	$183	$3	2%
Average daily number of slot machines	624	606	18	3%	624	606	18	3%

Average daily video poker revenue	$96,579	$93,812	$2,767	3%	$100,639	$94,956	$5,683	6%
Average daily net win per video poker machine	$128	$116	$12	10%	$129	$117	$12	10%
Average daily number of video poker machines	756	809	(53)	-7%	778	809	(31)	-4%

Harlow’s Casino

Net gaming revenues	$9,293	$—	$9,293	F	$25,803	$—	$25,803	F

Slot handle	$108,881	$—	$108,881	F	$287,954	$—	$287,954	F

Net slot revenues	$8,335	$—	$8,335	F	$23,258	$—	$23,258	F
Average daily net win per slot machine	$144	$—	$144	F	$169	$—	$169	F
Average daily number of slot machines	876	—	876	F	884	—	884	F

Average daily poker revenue	$785	$—	$785	F	$1,022	$—	$1,022	F

Average daily net win per table	$914	$—	$914	F	$958	$—	$958	F

Average daily number of tables	15	—	15	F	15	—	15	F

Total
Net gaming revenues	$48,358	$35,049	$13,309	38%	$106,112	$67,832	$38,280	56%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain consolidated operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Number of thoroughbred live race days	105	112	(7)	-6%
Net revenues:
Racing Operations	$148,205	$147,440	$765	1%
Gaming	49,459	35,848	13,611	38%
Online Business	46,526	29,847	16,679	56%
Other	5,496	2,260	3,236	F

Total net revenues from continuing operations	$249,686	$215,395	$34,291	16%

Operating income	$67,475	$48,325	$19,150	40%
Operating income margin	27%	22%
Earnings from continuing operations	$39,990	$28,269	$11,721	41%
Diluted earnings from continuing operations per common share	$2.36	$1.90

Our total net revenues increased $34.3 million primarily as a result of the continuing expansion of our Gaming and Online Business segments, including the effects of acquisitions. Pari-mutuel revenues generated by the Online Business segment increased $15.9 million during the three months ended June 30, 2011, compared to the same period of 2010, primarily reflecting the acquisition of Youbet and its three months of operations during the three months ended June 30, 2011, compared to approximately one month of operations during the three months ended June 30, 2010. Harlow’s, which was acquired in December 2010, generated $9.5 million of total revenues, despite its closure for twenty-five days during the three months ended June 30, 2011, due to the Mississippi River flooding. Calder Casino increased total revenues $3.5 million compared to the same period of 2010. In addition, other operating revenues increased $3.2 million predominantly due to revenues generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Purses & pari-mutuel taxes	$45,888	$46,388	$(500)	-1%
Gaming taxes	12,919	12,983	(64)	NM
Depreciation and amortization	13,890	11,990	1,900	16%
Other operating expenses	91,213	80,093	11,120	14%
SG&A expenses	18,301	15,617	2,684	17%

Total	$182,211	$167,071	$15,140	9%

Percent of revenue	73%	78%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $11.1 million primarily as a result of an increase within the Online Business of $11.0 million, which includes higher racing content expenses incurred related to the operations of Youbet during the three months ended June 30, 2011. We benefitted from only one month of operations during the same period of 2010. In addition, we incurred $5.0 million of operating expenses related to Harlow’s. Finally, we incurred incremental expenses of $3.0 million related to the operations of United Tote during the three months ended June 30, 2011.

Partially offsetting these increases were reductions in sales taxes, software impairment costs, and marketing expenses of $2.9 million, $1.3 million, and $1.1 million, respectively. We recognized a reduction in sales tax expense at Churchill Downs involving a TIF agreement with the Commonwealth of Kentucky during the three months ended June 30, 2011. Pursuant to the agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill Downs facility. In addition, during the three months ended June 30, 2010 we recognized an impairment loss of $1.3 million associated with the Youbet acquisition. Finally, the reduction in marketing primarily reflects a decrease in marketing expenses at Churchill Downs during the three months ended June 30, 2011.

•

SG&A expenses increased $2.7 million primarily due to $1.8 million in additional SG&A expenditures during the three months ended June 30, 2011 compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. In addition, equity and long-term incentive compensation increased $1.8 million during the three months ended June 30, 2011 primarily resulting from the financial performance of the Company. Finally, employee-related costs increased $1.1 million during the three months ended June 30, 2011, primarily due to increased compensation expense associated with the annual incentive compensation plan, which also reflects the Company’s financial performance. Partially offsetting these increases was a decrease in development expenses of $1.9 million reflecting expenses incurred related to our merger with Youbet during the three months ended June 30, 2010. In addition, we received insurance proceeds of $0.4 million related to the interruption of business as a result of the wind damage at Harlow’s during the three months ended June 30, 2011.

•

Depreciation and amortization expense increased $1.9 million primarily due to an increase of $1.8 million at Harlow’s, during the three months ended June 30, 2011. In addition, the Online Business and United Tote incurred $1.1 million and $0.5 million, respectively, in higher depreciation and amortization expense during the three months ended June 30, 2011. Partially offsetting these increases was a decrease of $0.9 million at Calder Casino, reflecting accelerated amortization of the annual slot license fee during 2010, as the prior year’s fee was amortized from January 20, 2010 through June 30, 2010. Finally, depreciation and amortization expense decreased $0.5 million within Racing Operations during the three months ended June 30, 2011 due to a reduction in capital spending and an increase in its fully depreciated assets.

•

Purses and pari-mutuel taxes decreased $0.5 million primarily due to a decrease of $2.0 million within our Racing Operations as a result of lower pari-mutuel revenues during the three months ended June 30, 2011. This decrease was partially offset by an increase of $1.4 million of purses generated by our Gaming businesses during the three months ended June 30, 2011.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Interest income	$56	$17	$39	F
Interest expense	(3,461)	(1,420)	(2,041)	U
Equity in earnings (loss) of unconsolidated investments	460	(290)	750	F
Miscellaneous, net	3,158	359	2,799	F

Other income (expense)	$213	$(1,334)	$1,547	F

Income tax provision	$(27,698)	$(18,722)	$(8,976)	-48%
Effective tax rate	41%	40%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Miscellaneous other income increased primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable through the issuance of 452,603 shares of our common stock and the elimination of the associated short forward contract liability and long put option asset during the three months ended June 30, 2011.

•	Equity in earnings of unconsolidated investments increased $0.8 million during the three months ended June 30, 2011, primarily related to our improved performance with our investment in HRTV.

•

Interest expense increased during the three months ended June 30, 2011, primarily due to the recognition of $1.4 million of interest expense associated with the conversion of the related party convertible note payable. In addition, we had higher average outstanding debt balances under our revolving credit facility required for financing the acquisitions of Youbet and Harlow’s.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Churchill Downs	$99,303	$94,447	$4,856	5%
Arlington Park	23,209	24,869	(1,660)	-7%
Calder	19,898	20,998	(1,100)	-5%
Fair Grounds	10,904	10,832	72	1%

Total Racing Operations	153,314	151,146	$2,168	1%
Calder Casino	21,711	18,219	3,492	19%
Fair Grounds Slots	9,458	9,092	366	4%
VSI	8,789	8,537	252	3%
Harlow’s Casino	9,501	—	9,501	F

Total Gaming	49,459	35,848	13,611	38%
Online Business	46,745	30,064	16,681	55%
Other Investments	6,511	2,906	3,605	F
Corporate Revenues	138	(4)	142	F
Eliminations	(6,481)	(4,565)	(1,916)	-42%

Net Revenues	$249,686	$215,395	$34,291	16%

Significant items affecting comparability of our revenues by segment include:

•	Online Business revenues increased $16.7 million primarily as we benefitted from the acquisition of Youbet during June 2010.

•

Gaming segment revenues increased as we benefitted from the acquisition of Harlow’s during December 2010. During the three months ended June 30, 2011, Harlow’s recognized total net revenues of $9.5 million despite its closure for twenty-five days due to the Mississippi River flooding. Calder Casino revenues increased $3.5 million compared to the same period of the prior year, reflecting improved performance driven by a new direct mail and advertising strategy executed during 2011. Fair Grounds Slots reported higher revenues of $0.4 million during the quarter, reflecting an increase in the number of slot machines available compared to the same period of 2010.

•

Other Investments revenues increased $3.6 million during the three months ended June 30, 2011 as we benefitted from the operation of United Tote, which was acquired as part of the Youbet acquisition during June 2010.

•

Racing Operations revenues increased $2.2 million primarily due to an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Derby week, which was partially offset by a decline in pari-mutuel revenues at Arlington Park, Calder, and Churchill Downs, primarily as Racing Operations conducted seven fewer race days during the three months ended June 30, 2011. Total handle generated by the Racing Operations declined 5.0% during the three months ended June 30, 2011, which compared to an industry decline of approximately 7.0% according to figures published by Equibase.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Racing Operations	$58,447	$49,428	$9,019	18%
Gaming	12,798	6,706	6,092	91%
Online Business	11,308	4,654	6,654	F
Other Investments	1,045	907	138	15%
Corporate	1,385	(1,311)	2,696	F

Total EBITDA	$84,983	$60,384	$24,599	41%

The table below presents management fee expense (income) included in the EBITDA of each of the operating segments during the three months ended June 30, 2011 and 2010, respectively and reflects the continuing benefit to Racing Operations from the expansion of the Gaming and Online Business segments.

	Three Months Ended June 30,		Change
	2011	2010	$	%
Racing Operations	$4,528	$5,027	$(499)	-10%
Gaming	880	316	564	U
Online Business	1,058	640	418	65%
Other Investments	155	107	48	45%
Corporate	(6,621)	(6,090)	(531)	-9%

Total management fees	$—	$—	$—

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA increased $9.0 million and was primarily driven by increased profitability of $6.4 million from Kentucky Oaks and Derby week related to improvements in sponsorships, admissions, broadcast right fees and corporate hospitality during the three months ended June 30, 2011. In addition, during the three months ended June 30, 2011, we recognized a $2.9 million reduction in operating expenses at Churchill Downs Racetrack involving the TIF agreement with the Commonwealth of Kentucky. Finally, Racing Operations benefitted from a lower corporate overhead allocation of $0.5 million due to the expansion of the Gaming and Online Business segments. Partially offsetting these increases in EBITDA were declines in pari-mutuel revenues as Racing Operations conducted seven fewer race days, primarily at Arlington Park and Churchill Downs.

•

Online Business EBITDA increased $6.7 million as we benefitted from the operations of Youbet for the three months ended June 30, 2011, which conducted only one month of operations during the same period of 2010. In addition, during the three months ended June 30, 2010, we recognized a $1.3 million loss at TwinSpires related to software asset impairments driven by the Youbet acquisition. Finally, EBITDA improved $0.6 million related to our equity investment in HRTV during the three months ended June 30, 2011.

•

Gaming EBITDA increased $6.1 million as we benefitted from the acquisition of Harlow’s during December 2010 which generated $2.3 million of EBITDA that included business interruption insurance recoveries of $0.4 million received during the three months ended June 30, 2011. In addition, Calder Casino EBITDA increased $3.3 million to $4.3 million during the three months ended June 30, 2011 due, in part, to a successful advertising strategy. VSI EBITDA increased $0.3 million to $3.4 million during the three months ended June 30, 2011. Finally, EBITDA at Fair Grounds Slots contributed favorably to results, increasing $0.1 million to $2.8 million during the three months ended June 30, 2011.

•

Corporate EBITDA increased $2.7 million primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the three months ended June 30, 2011. In addition, we incurred lower development expenses during the three months ended June 30, 2011, due to $1.9 million of expenses related to our merger with Youbet during 2010. Partially offsetting these increases in EBITDA was an increase in equity and long-term incentive compensation and other employee-related costs of $1.8 million during the three months ended June 30, 2011 related to the financial performance of the Company.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Six Months Ended June 30,		Change
	2011	2010	$	%
Number of thoroughbred live race days	167	167	—	NM
Net revenues:
Racing Operations	$179,833	$180,453	$(620)	NM
Gaming	108,546	69,596	38,950	56%
Online Business	83,329	48,142	35,187	73%
Other	9,532	2,367	7,165	F

Total net revenues from continuing operations	$381,240	$300,558	$80,682	27%

Operating income	$64,622	$32,540	$32,082	F
Operating income margin	17%	11%
Earnings from continuing operations	$36,804	$20,125	$16,679	83%
Diluted earnings from continuing operations per common share	$2.18	$1.39

Our total net revenues increased $80.7 million primarily related to the continuing expansion of our Gaming and Online Business segments, including the effects of acquisitions. Pari-mutuel revenues generated by the Online Business segment increased $34.3 million during the six months ended June 30, 2011, compared to the same period of 2010, primarily reflecting the acquisition of Youbet and its six months of operations during the six months ended June 30, 2011, compared to approximately one month of operation during the six months ended June 30, 2010. Harlow’s, which was acquired during December 2010, generated $26.4 million of total revenues, despite its closure for twenty-five days during the six months ended June 30, 2011, due to the Mississippi River flooding. Calder Casino, which opened on January 20, 2010, increased total revenues by $10.6 million compared to the same period of 2010 due to a full six months of operation during the six months ended June 30, 2011. In addition, other operating revenues increased $7.2 million predominantly due to revenues generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended June 30,		Change
	2011	2010	$	%
Purses & pari-mutuel taxes	$66,344	$65,404	$940	1%
Gaming taxes	26,854	23,898	2,956	12%
Depreciation and amortization	27,876	22,015	5,861	27%
Other operating expenses	161,239	128,045	33,194	26%
SG&A expenses	34,305	28,656	5,649	20%

Total	$316,618	$268,018	$48,600	18%

Percent of revenue	83%	89%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $33.2 million primarily as a result of an increase within the Online Business segment of $23.6 million, which includes racing content acquisition expenses incurred related to the operations of

Youbet during the six months ended June 30, 2011, as we benefitted from only one month of operation during the same period of 2010. In addition, we incurred $11.4 million of operating expenses related to Harlow’s. Finally, we incurred incremental expenses of $6.9 million related to the operations of United Tote during the six months ended June 30, 2011.

Partially offsetting these increases were reductions in sales taxes, software impairment costs, and marketing expenses of $2.9 million, $1.3 million, and $1.2 million, respectively. We recognized a reduction in sales tax expense at Churchill Downs Racetrack involving the TIF agreement with the Commonwealth of Kentucky during the six months ended June 30, 2011. Pursuant to the agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales taxes driven by the 2005 renovation of the Churchill Downs facility. In addition, during the six months ended June 30, 2010 we recognized an impairment loss of $1.3 million associated with the Youbet acquisition. Finally, the reduction in marketing primarily reflects a decrease in marketing expenses at Churchill Downs during the six months ended June 30, 2011.

•

Depreciation and amortization expense increased $5.9 million primarily due to the recognition of $3.8 million of expense at Harlow’s during the six months ended June 30, 2011. In addition, depreciation and amortization increased $2.7 million and $1.2 million for the Online Business and United Tote, respectively, during the six months ended June 30, 2011. Partially offsetting these increases was a decrease of $0.9 million at Calder Casino, primarily reflecting an accelerated amortization period of the annual slot license fee in the prior year as it was amortized from the January 2010 opening through June 30, 2010. Finally, depreciation and amortization expenses decreased $0.8 million within Racing Operations during the six months ended June 30, 2011 due to a reduction in capital spending and an increase in fully depreciated assets.

•

SG&A expenses increased $5.6 million primarily due to the recognition of $4.2 million of additional SG&A expenditures during the six months ended June 30, 2011, compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. In addition, equity and long-term incentive compensation increased $3.8 million during the six months ended June 30, 2011 primarily resulting from the financial performance of the Company. Finally, employee-related costs increased $1.2 million during the six months ended June 30, 2011, primarily due to increased compensation expense associated with the annual incentive compensation plan, which also reflects the Company’s financial performance. Partially offsetting these increases were lower development expenses of $3.1 million, which we incurred during the six months ended June 30, 2010 related to our merger with Youbet. In addition, we received insurance proceeds of $0.4 million related to the interruption of business as a result of the wind damage at Harlow’s during the six months ending June 30, 2011.

•	Gaming taxes increased $3.0 million, primarily reflecting gaming taxes generated by Harlow’s during the six months ended June 30, 2011.

•

Purses and pari-mutuel taxes increased $0.9 million primarily due to an increase of $2.8 million of purses generated at Calder Casino resulting from improved performance during the six months ended June 30, 2011. This increase was partially offset by a decrease of $2.4 million within our Racing Operations as a result of lower pari-mutuel revenues during the six months ended June 30, 2011.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended June 30,		Change
	2011	2010	$	%
Interest income	$124	$128	$(4)	-3%
Interest expense	(5,921)	(2,678)	(3,243)	U
Equity in earnings of unconsolidated investments	44	153	(109)	-71%
Miscellaneous, net	3,615	653	2,962	F

Other expense	$(2,138)	$(1,744)	$(394)	-23%

Income tax provision	$(25,680)	$(10,671)	$(15,009)	U
Effective tax rate	41%	35%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Interest expense increased during the six months ended June 30, 2011, primarily due to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable. In addition, we experienced higher average outstanding debt balances under our revolving credit facility, which was used to finance the acquisitions of Youbet and Harlow’s.

•

Miscellaneous other income increased primarily due to a gain of $2.7 million from the conversion of a related party convertible note payable through the issuance of 452,603 shares of our common stock and the elimination of the associated short forward contract and long put option during the six months ended June 30, 2011.

•

The increase in the effective tax rate is primarily due to the recognition of a benefit of $1.6 million during the six months ended June 30, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs. During the six months ended June 30, 2011, we recognized tax benefits resulting in a reduction to the effective tax rate of approximately 0.7%. The benefits were the result of a TIF agreement with the Commonwealth of Kentucky and were offset by tax expenses associated with taxes accrued for uncertain tax positions as well as the true-up of prior year taxes.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Churchill Downs	$101,773	$97,140	$4,633	5%
Arlington Park	33,090	35,129	(2,039)	-6%
Calder	22,627	23,995	(1,368)	-6%
Fair Grounds	28,972	28,991	(19)	NM

Total Racing Operations	186,462	185,255	$1,207	1%
Calder Casino	42,323	31,759	10,564	33%
Fair Grounds Slots	21,630	20,650	980	5%
VSI	18,216	17,187	1,029	6%
Harlow’s Casino	26,377	—	26,377	F

Total Gaming	108,546	69,596	38,950	56%
Online Business	83,744	48,522	35,222	73%
Other Investments	11,075	3,379	7,696	F
Corporate Revenues	209	3	206	F
Eliminations	(8,796)	(6,197)	(2,599)	-42%

Net Revenues	$381,240	$300,558	$80,682	27%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased as we benefitted from the acquisition of Harlow’s during December 2010. During the six months ended June 30, 2011, Harlow’s recognized total net revenues of $26.4 million despite its closure for twenty-five days due to the Mississippi River flooding. Calder Casino, which opened on January 22, 2010, increased revenues $10.6 million compared to the same period of the prior year, reflecting a full six months of operation and improved performance driven by a new direct mail and advertising strategy executed during 2011. Fair Grounds Slots and VSI reported an increase in revenues of $2.0 million compared to the same period of 2010, reflecting an increase in the number of slot machines available at Fair Grounds Slots and improved performance at our video poker locations compared to the same period of 2010.

•	Online Business revenues increased $35.2 million as we benefitted from the acquisition of Youbet during June 2010.

•

Other Investments revenues increased $7.7 million during the three months ended June 30, 2011, primarily reflecting the contribution by United Tote, which was acquired as part of the Youbet acquisition during June 2010.

•

Racing Operations revenues increased $1.2 million primarily due to an increase in revenues at Churchill Downs, due to a strong performance from Kentucky Oaks and Derby week. Partially offsetting this increase was a 5.4% decrease in Racing Operations handle during the six months ended June 30, 2011. According to figures publish by Equibase, the pari-mutuel industry declined 7.7% compared to the same period of 2010, which was reflective of the continued weakness in the industry.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Racing Operations	$45,809	$36,565	$9,244	25%
Gaming	30,331	11,645	18,686	F
Online Business	18,853	8,649	10,204	F
Other Investments	953	1,125	(172)	-15%
Corporate	211	(2,623)	2,834	F

Total EBITDA	$96,157	$55,361	$40,796	74%

The table below presents management fee expense (income) included in the EBITDA of each of the operating segments during the six months ended June 30, 2011 and 2010, respectively and reflects the continuing benefit to Racing Operations from the expansion of the Gaming and Online Business segments.

	Six Months Ended June 30,		Change
	2011	2010	$	%
Racing Operations	$5,990	$7,472	$(1,482)	-20%
Gaming	3,487	2,314	1,173	51%
Online Business	2,690	2,026	664	33%
Other Investments	356	143	213	U
Corporate	(12,523)	(11,955)	(568)	-5%

Total management fees	$—	$—	$—

Refer to Note 11 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $18.7 million as we benefitted from the acquisition of Harlow’s during December 2010, which generated $9.0 million of EBITDA that included business interruption insurance recoveries of $0.4 million, which we received during the six months ended June 30, 2011. In addition, Calder Casino generated EBITDA of $7.3 million, compared to an EBITDA loss of $0.5 million in the prior year, which included $1.1 million of preopening expenses. VSI EBITDA increased $1.1 million to $7.1 million during the six months ended June 30, 2011. Finally, EBITDA at the Fair Grounds Slots contributed favorably to results increasing $0.7 million to $7.0 million during the six months ended June 30, 2011.

•

Online Business EBITDA increased $10.2 million as we benefitted from the operations of Youbet for the six months ended June 30, 2011, which conducted only one month of operation during the same period of 2010. Partially offsetting these increases was a decrease of $0.3 million related to our equity investment in HRTV during the six months ended June 30, 2011.

•

Racing Operations EBITDA increased $9.2 million and was primarily driven by increased profitability of $6.4 million from Kentucky Oaks and Derby week related to improvements in sponsorships, admissions, broadcast right fees and corporate hospitality during the six months ended June 30, 2011. In addition, during the six months ended June 30, 2011, we recognized a $2.9 million reduction in operating expenses at Churchill Downs involving the TIF agreement with the Commonwealth of Kentucky. Finally, Racing Operations benefitted from a lower corporate overhead allocation of $1.5 million due to the expansion of the Gaming and Online Business segments. Partially offsetting these increases in EBITDA were declines in our pari-mutuel handle of 5.4%, as we believe the overall continued weakness of the pari-mutuel industry negatively impacted our racing results during the six months ended June 30, 2011.

•

Corporate EBITDA increased $2.8 million primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the six months ended June 30, 2011. In addition, we incurred lower development expenses of $3.1 million related to our merger with Youbet, during 2010. Partially offsetting these increases in EBITDA was an increase in equity and long-term incentive compensation expenses of $3.1 million during the six months ended June 30, 2011 related to the financial performance of the Company.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,	Change
	2011	2010	$	%
Total assets	$998,503	$1,017,719	$(19,216)	-2%
Total liabilities	$434,207	$511,505	$(77,298)	-15%
Total shareholders’ equity	$564,296	$506,214	$58,082	11%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include a decrease in property and equipment of $20.5 million and a decrease in income taxes receivable of $11.7 million, which were partially offset by an increase in accounts receivable of $7.9 million. The decrease in property and equipment is due to current year depreciation expense of $21.8 million, which is in excess of current year capital expenditures of $10.9 million primarily due to lower expansion-related capital spending during 2011. In addition, property and equipment decreased $9.8 million, which was offset by a corresponding increase in accounts receivable, reflecting the estimated property damage related to the Mississippi River flooding and wind damage at Harlow’s. The decrease in income taxes receivable primarily reflects the receipt of refunds of $9.5 million related to a prior year overpayment of income taxes and amended federal income tax returns.

•

Significant changes within total liabilities include a decrease in long-term debt of $80.2 million, reflecting repayments of acquisition debt funded by cash from operations and the receipt of federal income refunds. In addition, a convertible note payable was paid through the issuance of 452,603 shares of our common stock. Finally, deferred revenue decreased $10.1 million due to the recognition of advance billings related to the 2011 Kentucky Oaks and Derby and spring meet at Churchill Downs.

Partially offsetting these decreases was an increase in income taxes payable of $19.7 million associated with current year net earnings. In addition, accounts payable and purses payable increased $8.6 million and $6.0 million, respectively, reflecting the commencement of the spring racing meets at Churchill Downs, Arlington Park and Calder.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
	2011	2010	$	%
Operating activities	$104,809	$57,886	$46,923	81%
Investing activities	$(13,944)	$(85,416)	$71,472	-84%
Financing activities	$(86,735)	$38,138	$(124,873)	U

•

The increase in cash provided by operating activities is primarily due to the expansion of the Gaming and Online segments in addition to the increased profitability of the Kentucky Oaks and Derby week. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The decrease in cash used in investing activities is primarily due to cash used to fund the acquisition of Youbet during the six months ended June 30, 2010. In addition, we substantially completed our capital expenditures associated with the opening of Calder Casino and purchased land adjacent to Arlington Park during the first half of 2010.

•

The increase in cash used in financing activities is primarily due to the repayment of net borrowings under our revolving loan facilities of $80.2 million during the six months ended June 30, 2011, which were incurred primarily to finance the acquisitions of Youbet and Harlow’s.

During the six months ended June 30, 2011, there were no material changes in our commitments to make future payments or in our contractual obligations. As of June 30, 2011, we were in compliance with the debt covenants of our revolving credit facility. As of June 30, 2011, we have $183 million of borrowing capacity under our revolving credit facility.

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out, or no longer cost effective to repair. We use free cash flow to evaluate our business because, although it is similar to cash flow from operations, we believe it will typically present a more conservative measure of cash flows as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure and our definition may differ from other companies’ definitions of this measure.

Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions or capital projects that expand existing facilities or create a new facility. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” during the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Maintenance-related capital expenditures	$9,289	$7,184
Capital project expenditures	1,578	44,964

Additions to property and equipment	10,867	52,148

Net cash provided by operating activities	$104,809	$57,886
Maintenance-related capital expenditures	(9,289)	(7,184)

Free cash flow	$95,520	$50,702

During the six months ended June 30, 211, the decrease in capital project expenditures as compared to the same period of 2010 primarily reflects the completion of our capital expenditures related to Calder Casino and the Arlington Park land purchase during 2010. The increase in cash provided by operating activities is primarily due to the expansion of the Gaming and Online segments in addition to the increased profitability of the Kentucky Oaks and Derby week.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We intend to adopt the standard during 2012.

In December 2010, the Financial Accounting Standards Board issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for calendar year-end companies beginning on or after December 15, 2010. We adopted the standard for the six months ended June 30, 2011, and there was no impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2011, we had $185.0 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $1.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The riverboats paid all monies required under Public Act 94-804 into a special protest fund account, which the Will County trial court kept in place via a preliminary injunction to prevent the monies from being transferred to the HRE Trust Fund. After the trial court denied the riverboat casinos’ petition to re-open the judgment, the trial court ordered the Treasurer to move the funds to the HRE Trust Fund. The Appellate Court of Illinois, Third District, then refused the riverboat casinos’ request to keep the funds in the special protest fund account. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. The Will County trial court ordered the State of Illinois to pay interest on the funds pursuant to Public Act 94-804, for the period between the date the riverboats paid those funds to the State and the date the State distributed the funds to the racetracks. The State appealed the trial court’s order and on January 21, 2011, the Illinois Appellate Court, Third District, reversed that order, and found that the State was not required to pay such interest. On February 10, 2011, the Illinois racetracks filed a petition for rehearing in the Third District which was denied on February 23, 2011. The racetracks petitioned the Illinois Supreme Court for review on March 30, 2011.

During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. In an effort to prevent implementation of Public Act 95-1008, the riverboat casinos filed a complaint on January 8, 2009, in the Circuit Court of Will County, Illinois (Empress Casino Joliet Corp. v. Giannoulias, 09 CH 122). The complaint alleged that Public Act 95-1008 is unconstitutional and was filed against the State Treasurer and the IRB to enjoin the imposition and collection of the 3% surcharge from the riverboat casinos. The trial court dismissed the complaint on November 19, 2009. The Appellate Court of Illinois, Third District, affirmed the trial court’s dismissal of the complaint on January 27, 2011. The riverboat casinos petitioned the Illinois Supreme Court for leave to appeal on March 3, 2011. The riverboat casinos have paid all monies required under Public Act 95-1008 into a special protest fund account, which the trial court has retained via a preliminary injunction. The riverboat casinos moved to stay dissolution of the injunction pending their appeal of the trial court’s dismissal order. The trial court denied the stay, as did the Appellate Court of Illinois on April 8, 2010. As of the date of the filing of this Quarterly Report on Form 10-Q, we received $44.2 million from the HRE Trust Fund, which is currently being held in an escrow account held by Arlington Park.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the Illinois Racing Board’s (“IRB”) allocation of funds paid to organization licensees out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions. Hawthorne has appealed the Circuit Court’s decision and has moved to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The monies received by Arlington Park are subject to a federal court injunction and thus remain in escrow pending the appeal of the federal lawsuit.

In addition, on June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the Complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds received by the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Appellate Court upheld the trial court’s decision to dismiss the counts against the racetracks defendants, including Arlington Park, but extended the temporary restraining order against releasing the funds from the escrow by thirty days. The extension was to enable the casino plaintiffs to ask the trial court to continue the temporary restraining order pending their petition for certiorari to the United States Supreme Court. The casino plaintiffs have ninety days from the order date to petition for certiorari.

HIALEAH RACE COURSE

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designated to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. The Company expects all three motions to be heard by the court during the third quarter of 2011.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction and a status meeting hearing has been scheduled for July 27, 2011.

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

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and Company could materially impact our future performance and results. The factors described in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K are the most significant risks that could materially impact our business, financial condition or results of operations. Additional risks and uncertainties that are not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also impair our business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2011:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	4/1/11- 4/30/11	—		—	—	—
Period 2	5/1/11- 5/31/11	—		—	—	—
Period 3	6/1/11- 6/30/11	7,025	(1)	$44.80	—	—

		7,025		$44.80	—	—

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 27, 2011	/s/ Robert L. Evans
Robert L. Evans Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

July 27, 2011	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Net Earnings for the three and six months ended June 30, 2011 and June 30, 2010, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, respectively; and (iv) Notes to Condensed Consolidated Financial Statements.*

*

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.