Form 10-Q
period 2011-09-30
CHURCHILL DOWNS INC
filed 2011-10-26
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of registrant’s common stock at October 19, 2011 was 17,181,110 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,883	$26,901
Restricted cash	50,472	61,891
Accounts receivable, net of allowance for doubtful accounts of $4,164 in 2011 and $4,098 in 2010	33,083	33,307
Deferred income taxes	16,417	16,136
Income taxes receivable	—	11,674
Other current assets	18,782	20,086

Total current assets	145,637	169,995
Property and equipment, net	482,005	507,476
Goodwill	213,712	214,528
Other intangible assets, net	106,729	113,436
Other assets	8,787	12,284

Total assets	$956,870	$1,017,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,512	$47,703
Bank overdraft	10,279	5,660
Purses payable	23,315	12,265
Accrued expenses	47,826	49,754
Income taxes payable	16,120	—
Dividends payable	—	8,165
Deferred revenue	18,750	24,512
Deferred riverboat subsidy	—	40,492

Total current liabilities	158,802	188,551
Long-term debt	156,270	265,117
Convertible note payable, related party	—	15,075
Other liabilities	30,181	17,775
Deferred revenue	17,025	15,556
Deferred income taxes	8,803	9,431

Total liabilities	371,081	511,505
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,166 shares issued at September 30, 2011 and 16,571 shares issued at December 31, 2010	259,336	236,503
Retained earnings	326,453	269,711

Total shareholders’ equity	585,789	506,214

Total liabilities and shareholders’ equity	$956,870	$1,017,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

for the three and nine months ended September 30,

(Unaudited)

(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Racing	$66,539	$67,348	$246,372	$247,801
Gaming	51,922	34,667	160,468	104,263
Online	42,015	39,232	125,344	87,374
Other	5,873	6,299	15,405	8,666

	166,349	147,546	547,589	448,104
Operating expenses:
Racing	64,681	67,083	201,356	209,918
Gaming	39,051	27,978	118,690	88,502
Online	30,584	28,559	85,800	61,950
Other	5,808	5,350	16,591	7,961
Selling, general and administrative expenses	16,138	15,281	50,443	43,937

Operating income	10,087	3,295	74,709	35,836
Other income (expense):
Interest income	116	30	240	158
Interest expense	(1,576)	(1,625)	(7,497)	(4,303)
Equity in loss of unconsolidated investments	(467)	(470)	(423)	(317)
Miscellaneous, net	19,934	1,832	23,549	2,485

	18,007	(233)	15,869	(1,977)

Earnings from continuing operations before provision for income taxes	28,094	3,062	90,578	33,859
Income tax (provision) benefit	(8,374)	638	(34,054)	(10,034)

Earnings from continuing operations	19,720	3,700	56,524	23,825
Discontinued operations, net of income taxes:
Earnings (loss) from operations	60	(4,389)	61	(5,577)
Gain on sale of assets	—	—	157	—

Net earnings (loss)	$19,780	$(689)	$56,742	$18,248

Net earnings (loss) per common share data:
Basic
Earnings from continuing operations	$1.17	$0.22	$3.36	$1.56
Discontinued operations	—	(0.26)	0.01	(0.36)

Net earnings (loss)	$1.17	$(0.04)	$3.37	$1.20

Diluted
Earnings from continuing operations	$1.16	$0.22	$3.34	$1.56
Discontinued operations	0.01	(0.26)	0.01	(0.36)

Net earnings (loss)	$1.17	$(0.04)	$3.35	$1.20

Weighted average shares outstanding
Basic	16,858	16,311	16,555	14,796
Diluted	16,974	16,768	16,939	15,257

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net earnings	$56,742	$18,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,319	34,410
Asset impairment loss	482	1,598
Gain on sale of business	(271)	—
Equity in losses of unconsolidated investments	423	317
Gain on derivative instruments	(3,096)	(612)
Share-based compensation	4,332	2,388
Other	2,139	1,192
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	11,536	(20,395)
Accounts receivable	1,825	2,099
Other current assets	(3,865)	(1,549)
Accounts payable	229	(6,656)
Purses payable	11,051	4,367
Accrued expenses	3,099	7,250
Deferred revenue	2,121	(3,225)
Deferred riverboat subsidy	(40,492)	14,648
Income taxes payable	27,560	(554)
Other assets and liabilities	16,498	1,815

Net cash provided by operating activities	131,632	55,341

Cash flows from investing activities:
Additions to property and equipment	(16,802)	(56,493)
Acquisition of business, net of cash acquired	—	(32,408)
Purchases of minority investments	(158)	(400)
Acquisition of gaming license	(2,250)	(2,750)
Proceeds on sale of property and equipment	50	16
Change in deposit wagering asset	(117)	(37)

Net cash used in investing activities	(19,277)	(92,072)

Cash flows from financing activities:
Borrowings on bank line of credit	230,311	204,260
Repayments on bank line of credit	(339,158)	(141,849)
Repayment of note payable, related party	—	(24,043)
Change in book overdraft	4,618	6,929
Payment of dividends	(8,165)	(6,777)
Repurchase of common stock	(732)	(1,354)
Common stock issued	635	459
Change in deposit wagering liability	118	(4)

Net cash (used in) provided by financing activities	(112,373)	37,621

Net (decrease) increase in cash and cash equivalents	(18)	890
Cash and cash equivalents, beginning of period	26,901	13,643

Cash and cash equivalents, end of period	$26,883	$14,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30,

(Unaudited) (in thousands)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,705	$2,706
Income taxes	$14,524	$7,014
Schedule of non-cash investing and financing activities:
Issuance of common stock for extinguishment of convertible note payable	$19,399	$—
Issuance of common stock in connection with LTIP and restricted stock plans	$4,408	$2,525
Issuance of common stock in connection with acquisition of business	$—	$86,497

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

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company conducts the majority of its live racing during the second, third and fourth quarters, including the running of the Kentucky Derby and the Kentucky Oaks during the second quarter, the quarter during which the Company typically generates the majority of its annual operating income. The Company conducted 111 live racing days during the third quarter of 2011, which equals the amount of days conducted during the third quarter of 2010. For the nine months ended September 30, 2011, the Company conducted 278 live racing days, which equals the amount of days conducted during the nine months ended September 30, 2010.

During the year ended December 31, 2010, the Company ceased operations of Churchill Downs Entertainment Group, and its results of operations for the three and nine months ended September 30, 2010, have been reclassified to discontinued operations.

Current Year Reclassifications

The Company expanded the classification of its Condensed Consolidated Statements of Net Earnings to include net revenues and operating expenses associated with its Racing, Gaming, Online and Other operations. These reclassifications, which had no impact on operating income, results of operations, or cash flows, are defined as follows:

Racing: net revenues and corresponding operating expenses associated with commissions earned on wagering at the Company’s racetracks, off-track betting facilities (“OTBs”) and simulcast fees earned from other wagering sites. In addition, amounts include ancillary revenues and expenses generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights, food and beverage sales and fees for the alternative uses of its facilities.

Gaming: net revenues and corresponding operating expenses generated from slot machines, table games and video poker. In addition, it includes ancillary revenues and expenses generated by food and beverage sales, hotel operations revenue and miscellaneous other revenue.

Online: net revenues and corresponding operating expenses generated by the Company’s Advance Deposit Wagering (“ADW”) business from wagering through the internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the earnings or losses from the Company’s equity investment in HRTV, LLC and its information business that provides data services to the equine industry.

Other: net revenues and corresponding operating expenses generated by United Tote Company and United Tote Canada, (collectively “United Tote”), the Company’s provider of pari-mutuel wagering systems. In addition, it includes the operations of Churchill Downs Simulcast Productions (“CDSP”), the Company’s provider of television production services and miscellaneous corporate operating revenue.

Net revenues and operating expenses for the three and nine months ended September 30, 2010 have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on net revenues, operating income, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior Year Revision

The three and nine months ended September 30, 2010 have been revised to reflect the classification of pari-mutuel and gaming taxes, in addition to free play administered at its gaming properties. Previously, pari-mutuel and gaming taxes were presented as a reduction to revenues when they more properly should have been presented as an operating expense. In addition, accrued points for free play were presented as an operating expense whereas they more properly should have been presented as a reduction to revenues.

For the three and nine months ended September 30, 2010, the net impact of the pari-mutuel and gaming tax revision was an increase in net racing and online revenues of $5.6 million and $15.7 million, respectively, with a corresponding increase in racing and online operating expenses. In addition, during the same periods, gaming revenue increased $10.0 million and $33.9 million, respectively, with a corresponding increase in gaming operating expenses. Finally, the impact of the free play revision was a reduction in net gaming revenue of $3.8 million and $12.8 million, respectively, with a corresponding decrease in gaming operating expenses, for the three and nine months ended September 30, 2010. This revision, which the Company determined is not material, had no impact on prior period operating income, results of operations, or cash flows.

Promotional Allowances

Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue. During the three months ended September 30, 2011 and 2010, promotional allowances of $5.6 million and $4.6 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $2.8 million for both periods, Gaming promotional allowances were $2.3 million and $1.1 million, and Racing promotional allowances were $0.5 million and $0.7 million, respectively.

During the nine months ended September 30, 2011 and 2010, promotional allowances of $15.8 million and $9.4 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $8.0 million and $4.6 million, Gaming promotional allowances were $6.4 million and $3.0 million, and Racing promotional allowances were $1.4 million and $1.8 million, respectively.

The Company’s guests may be awarded free play through its customer loyalty programs or through direct mail offers. Free play is deducted from gross revenue to arrive at net revenues. During the three and nine months ended September 30, 2011, Gaming free play totaled $10.4 million and $28.0 million, respectively. During the three and nine months ended September 30, 2010, Gaming free play totaled $3.3 million and $11.7 million, respectively.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings.

NOTE 2 — DISCONTINUED OPERATIONS

During the nine months ended September 30, 2011, the Company recognized a gain on sale of Hollywood Park of $0.2 million upon the expiration of an indemnity of certain contractual obligations related to the sale of Hollywood Park in 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Churchill Downs Entertainment Group, Ellis Park and Hollywood Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented have been classified as discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Net Earnings. Set forth below is a summary of the combined results of operations of the dissolved and sold businesses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$—	$6,303	$—	$6,303
Operating expenses	2	11,921	12	12,793
Selling, general and administrative expenses	—	1,390	(11)	2,060

Operating loss	(2)	(7,008)	(1)	(8,550)
Other income (expense):
Miscellaneous, net	85	(1)	85	69

	85	(1)	85	69

Earnings (loss) from operations before income tax (provision) benefit	83	(7,009)	84	(8,481)
Income tax (provision) benefit	(23)	2,620	(23)	2,904

Earnings (loss) from operations	60	(4,389)	61	(5,577)
Gain on sale of assets, net of income taxes	—	—	157	—

Net earnings (loss)	$60	$(4,389)	$218	$(5,577)

NOTE 3 — HORSE RACING EQUITY TRUST FUND PROCEEDS

Beginning in 2009, the Company has received payments from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Acts 94-804 and 95-1008 (the “Public Acts”). The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds were to be distributed with approximately 58% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from the Public Acts were placed into an Arlington Park escrow account due to a temporary restraining order (“TRO”) imposed by the United States District Court for the Northern District of Illinois, Eastern Division, pending the resolution of a lawsuit brought by certain Illinois casinos that were required to pay funds to the HRE Trust Fund (“Casinos”), and the monies were recognized as restricted cash and a deferred riverboat subsidy liability on the Company’s Condensed Consolidated Balance Sheet. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO.

On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access the HRE Trust Funds held in this escrow account. As of September 30, 2011, the Company has received $45.4 million in proceeds, of which $26.1 million has been designated for Arlington Park purses. Arlington Park intends to use the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate its racing facility in order to conduct live racing, which the Company has recognized as miscellaneous other income in its Condensed Consolidated Statements of Net Earnings for the three months ended September 30, 2011.

NOTE 4 — NATURAL DISASTERS

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack (“Churchill Downs”). Churchill Downs sustained damage to its stable area, as well as several other buildings on the backside of the racetrack. The Company cancelled one day of its live racing meet as a result of the incident. The Company carries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

property and casualty insurance as well as business interruption insurance, subject to a $0.5 million deductible. The Company is currently working with its insurance carriers to finalize its claim and as of September 30, 2011, it has received $1.0 million in partial settlement of its claim. During the three months ended September 30, 2011, the Company recorded insurance recoveries in excess of losses of $0.6 million as a reduction of selling, general and administrative expenses.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities, which remain closed. On June 1, 2011, Harlow’s resumed casino operations. The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of September 30, 2011, the Company has recorded a reduction of property and equipment of $8.4 million and incurred $1.1 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. The Company is currently working with its insurance carriers to finalize its claim, and it has received $3.5 million in partial settlement of its claim. The Company does not believe that the Mississippi River flooding will have a material, adverse impact on its business, financial condition or results of operations.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. The Company recorded a reduction of property and equipment of $1.4 million and incurred $1.0 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated wind damage. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received have been recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the nine months ended September 30, 2011. The Company does not believe that the Mississippi wind damage will have a material, adverse impact on its business, financial condition or results of operations.

NOTE 5 — ACQUISITIONS AND NEW VENTURES

On December 16, 2010, the Company completed its acquisition of Harlow’s for cash consideration of approximately $140.4 million. The purchase agreement contained provisions under which there may be future consideration received or paid related to the subsequent determination of working capital that existed at the acquisition date. During the nine months ended September 30, 2011, the Company reduced goodwill by $0.4 million related to the resolution of the working capital calculation and to the adjustment of certain deferred tax assets and liabilities.

On June 2, 2010, the Company completed its acquisition of Youbet.com, LLC (“Youbet”) and United Tote for an aggregate purchase price of $131.8 million. During the nine months ended September 30, 2011, the Company reduced goodwill by $0.4 million related to the adjustment of certain deferred tax assets and liabilities.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the acquisitions of Harlow’s and Youbet, as of January 1, 2010. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of Harlow’s and Youbet been consummated at the beginning of the period presented (in thousands, except per common share data).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net revenues	$150,729	$502,841
Earnings from continuing operations	5,099	27,146
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$0.30	$1.62
Diluted:
Earnings from continuing operations	$0.31	$1.62
Shares used in computing earnings from continuing operations per common share:
Basic	16,311	16,309
Diluted	16,768	16,770

NOTE 6 — HOOSIER PARK CONSIDERATION

In accordance with the sale of the Company’s 62% ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), on March 30, 2007, the Company received a promissory note issued, jointly and severally, by three individual investors in Centaur (the “Note”) in the amount of $4.0 million, which accrued interest at a rate of 8.25% per year. According to the terms of the Note, interest was due and payable in one lump sum upon maturity of the note, which was March 30, 2010. As of September 30, 2011, approximately $5.1 million of principal and interest is outstanding. The Partnership Interest Purchase Agreement documenting such sale to Centaur also includes a contingent consideration provision whereby the Company is entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, the Company did not recognize the contingent consideration at the date of sale.

On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware. On February 1, 2011, the Company entered into a settlement agreement with Centaur and its affiliates whereby, subject to the conditions to the implementation of Centaur’s reorganization plan being met, the Company would receive a cash payment of $8.5 million. On February 18, 2011, the U.S. Bankruptcy Court (“Court”) in Delaware approved Centaur’s reorganization plan and the Company’s settlement agreement with Centaur. On October 1, 2011, the Company received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, the Company also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which it will recognize as a gain in discontinued operations during the three months ended December 31, 2011.

NOTE 7 — INCOME TAXES

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011 and 2010 was 37.6% and 29.6%, respectively. The prior year effective tax rate was impacted by the recognition of a benefit of $1.6 million during the nine months ended September 30, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs and the recognition of a $1.0 million tax benefit related to a prior year deduction that had previously been treated as non-deductible. During the nine months ended September 30, 2011, the Company recognized tax benefits resulting in a reduction to the effective tax rate of approximately 1.0%. These benefits were the result of a Tax Increment Financing Agreement (“TIF”) entered during 2003 with the Commonwealth of Kentucky, as detailed below and were offset by tax expenses associated with income tax expense accrued for uncertain tax positions as well as the true-up of prior year income tax expense.

Pursuant to the TIF, the Company is entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill Downs facility. The Company resolved uncertainties with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commonwealth of Kentucky related to the computation of the tax increase during the nine months ended September 30, 2011, and the Company recognized a $2.9 million reduction of its operating expenses related to the years 2005 through 2010 and the nine months ended September 30, 2011. In addition, the Company recognized a $0.6 million reduction in its income tax expense, net of federal taxes, related to the years 2005 through 2010.

During the nine months ended September 30, 2011, the Company received a refund of $8.5 million related to the overpayment of its 2010 federal income taxes and a refund of $1.0 million related to an amended prior year federal income tax return that served to adjust state lobbying expense deductions.

Certain tax authorities may periodically audit the Company, and it may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its income tax provision related to unrecognized income tax benefits, while penalties are accrued in general and administrative expenses. As of September 30, 2011, the Company had accrued $0.2 million of interest expense related to unrecognized income tax benefits and had gross unrecognized income tax benefits of $2.4 million. The total amount of unrecognized income tax benefits that, if recognized, would affect the effective tax rate for 2011 was $1.6 million. The Company anticipates that the unrecognized income tax benefits will decrease over the next twelve months by approximately $0.7 million.

NOTE 8 — CONVERTIBLE NOTE PAYABLE CONVERSION

During 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible, at any time at the option of the shareholder, into shares of the Company’s common stock. During the nine months ended September 30, 2011, the shareholder exercised his conversion right, and the Company’s convertible note payable with a related party was paid through the issuance of 452,603 shares of the Company’s common stock. The Company recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion of the note payable and the elimination of the short forward contract liability and long put option asset.

NOTE 9 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

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

NOTE 10 — FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $4.0 million of the Company’s cash equivalents and restricted cash as of September 30, 2011, which are held in interest bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

(Unaudited)

NOTE 11 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$19,720	$3,700	$56,524	$23,825
Earnings from continuing operations allocated to participating securities	—	(100)	(926)	(707)

Numerator for basic earnings from continuing operations per common share	$19,720	$3,600	$55,598	$23,118

Numerator for basic net earnings per common share:
Net earnings (loss)	$19,780	$(689)	$56,742	$18,248
Net earnings allocated to participating securities	—	—	(929)	(542)

Numerator for basic net earnings (loss) per common share	$19,780	$(689)	$55,813	$17,706

Numerator for diluted net earnings per common share:
Earnings from continuing operations	$19,720	$3,700	$56,524	$23,825
Discontinued operations, net of income taxes	60	(4,389)	218	(5,577)

Net earnings (loss)	$19,780	$(689)	$56,742	$18,248

Denominator for net earnings per common share:
Basic	16,858	16,311	16,555	14,796
Plus dilutive effect of stock options	116	4	105	8
Plus dilutive effect of convertible note	—	453	279	453

Diluted	16,974	16,768	16,939	15,257

Earnings per common share:
Basic
Earnings from continuing operations	$1.17	$0.22	$3.36	$1.56
Discontinued operations	—	(0.26)	0.01	(0.36)

Net earnings (loss)	$1.17	$(0.04)	$3.37	$1.20

Diluted
Earnings from continuing operations	$1.16	$0.22	$3.34	$1.56
Discontinued operations	0.01	(0.26)	0.01	(0.36)

Net earnings (loss)	$1.17	$(0.04)	$3.35	$1.20

Options to purchase approximately 18 thousand shares for each of the three and nine months ended September 30, 2011, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately 191 thousand shares and 137 thousand shares for the three and nine months ended September 30, 2010, respectively, were not included in the computation of earnings per common share because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Calder, Arlington Park and its eleven OTBs and Fair Grounds and the pari-mutuel activity generated at its eleven OTBs; (2) Online Business, which includes TwinSpires, our ADW business, Fair Grounds Account Wagering and Bloodstock Research Information Systems as well as the Company’s equity investment in HRTV, LLC; (3) Gaming, which includes video poker and gaming operations at Fair Grounds Slots, Calder Casino, Harlow’s, a casino and hotel acquired on December 16, 2010 and VSI, an owner and operator of more than 700 video poker machines in Louisiana; and (4) Other Investments, which includes United Tote, a manufacturer and operator of pari-mutuel wagering systems acquired by the Company on June 2, 2010, CDSP and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company uses EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period, the Company’s operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP (defined as generally accepted accounting principles). EBITDA should not be considered an alternative to net earnings or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about reported segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues from external customers:
Churchill Downs	$5,911	$6,005	$104,072	$100,609
Arlington Park	30,875	30,208	62,273	63,994
Calder	23,673	24,396	45,753	48,015
Fair Grounds	6,080	6,739	34,274	35,183

Total Racing Operations	66,539	67,348	246,372	247,801
Calder Casino	20,251	17,089	62,574	48,848
Fair Grounds Slots	9,880	9,329	31,510	29,979
VSI	8,350	8,249	26,566	25,436
Harlow’s Casino	13,441	—	39,818	—

Total Gaming	51,922	34,667	160,468	104,263
Online Business	42,015	39,232	125,344	87,374
Other Investments	5,820	6,235	15,143	8,599
Corporate	53	64	262	67

Net revenues	$166,349	$147,546	$547,589	$448,104

Intercompany net revenues:
Churchill Downs	$381	$336	3,993	$2,872
Arlington Park	1,468	1,199	3,160	2,542
Calder	582	557	1,129	932
Fair Grounds	21	39	799	586

Total Racing Operations	2,452	2,131	9,081	6,932
Online Business	186	152	601	533
Other Investments	1,148	589	2,900	1,604
Eliminations	(3,786)	(2,872)	(12,582)	(9,069)

Net revenues	$—	$—	—	$—

Reconciliation of Segment EBITDA to net earnings (loss):
Racing	$20,414	$1,254	$66,223	$37,819
Gaming	13,148	7,892	43,479	19,537
Online	9,818	5,818	28,671	14,467
Other Investments	1,157	1,792	2,110	2,918
Corporate	(1,540)	296	(1,329)	(2,327)

Total EBITDA	42,997	17,052	139,154	72,414
Depreciation and amortization	(13,443)	(12,395)	(41,319)	(34,410)
Interest (expense) income, net	(1,460)	(1,595)	(7,257)	(4,145)
Income tax (expense) benefit	(8,374)	638	(34,054)	(10,034)

Earnings from continuing operations	19,720	3,700	56,524	23,825
Discontinued operations, net of income taxes	60	(4,389)	218	(5,577)

Net earnings (loss)	$19,780	$(689)	$56,742	$18,248

As further discussed in Note 1, during the year ended December 31, 2010, the Company revised its Consolidated Statements of Net Earnings to appropriately reflect the classification of pari-mutuel and gaming taxes, in addition to free play that is administered at its gaming facilities. For the three and nine months ended September 30, 2010, the net impact of the revision

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the Company’s net revenues from external customers is presented below. The revision, which the Company determined is not material, had no impact on intercompany net revenues or segment EBITDA.

	Three Months Ended September 30, 2010
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$5,449	$6,005	$556
Arlington Park	29,445	30,208	763
Calder	21,604	24,396	2,792
Fair Grounds	5,942	6,739	797

Total Racing Operations	62,440	67,348	4,908
Calder Casino	13,161	17,089	3,928
Fair Grounds Slots	8,600	9,329	729
VSI	6,545	8,249	1,704

Total Gaming	28,306	34,667	6,361
Online Business	38,739	39,232	493
Other Investments	6,195	6,235	40
Corporate	64	64	—

Net revenues from external customers	$135,744	$147,546	$11,802

	Nine Months Ended September 30, 2010
	Previously Reported	Revised	Effect of Change
Net revenues from external customers:
Churchill Downs	$96,979	$100,609	$3,630
Arlington Park	61,533	63,994	2,461
Calder	42,848	48,015	5,167
Fair Grounds	32,367	35,183	2,816

Total Racing Operations	233,727	247,801	14,074
Calder Casino	34,906	48,848	13,942
Fair Grounds Slots	27,716	29,979	2,263
VSI	20,202	25,436	5,234

Total Gaming	82,824	104,263	21,439
Online Business	86,089	87,374	1,285
Other Investments	8,599	8,599	—
Corporate	67	67	—

Net revenues from external customers	$411,306	$448,104	$36,798

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Online Business	$(521)	$(543)	$(574)	$(345)
Other Investments	54	73	151	28

	$(467)	$(470)	$(423)	$(317)

The table below presents total asset information for reported segments (in thousands):

	September 30, 2011	December 31, 2010
Total assets:
Racing Operations	$915,764	$951,062
Gaming	242,324	254,237
Online Business	182,258	189,962
Other Investments	184,451	191,160

	1,524,797	1,586,421
Eliminations	(567,927)	(568,702)

	$956,870	$1,017,719

The table below presents total goodwill information for reported segments (in thousands):

	September 30, 2011	December 31, 2010
Goodwill:
Racing Operations	$50,401	$50,401
Gaming	34,690	35,082
Online Business	127,363	127,787
Other Investments	1,258	1,258

	$213,712	$214,528

The table below presents total capital expenditure information for reported segments (in thousands):

	Nine Months Ended September 30,
	2011	2010
Capital expenditures, net:
Racing Operations	$6,943	$33,825
Gaming	6,099	16,667
Online Business	1,647	3,842
Other Investments	2,113	2,159

	$16,802	$56,493

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below.

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. The Company is waiting for the court to rule on the three motions.

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that the plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011 and on July 21, 2011, the court denied the preliminary injunction. The parties remain engaged in the discovery process.

Other Matters

There are no other pending legal proceedings, other than litigation arising in the ordinary course of business.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The Company has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reviewed its level of participation in multiemployer plans and determined that the impact of adopting this guidance will have no impact on the Company’s condensed consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

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

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately or keep its technology current; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

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

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Kentucky Derby since 1875;

•	Arlington Park Racecourse (“Arlington Park”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010. On November 16, 2010, the Youbet customer wagering platform was integrated into the TwinSpires platform;

•	Fair Grounds Account Wagering (“FAW), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”) a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 21 table games, a poker room, a five story, 105-room attached hotel, and dining facilities;

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

In order to evaluate the performance of these operating segments internally, we use net revenues and EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as key performance measures of the results of operations for the purpose of evaluating performance internally. We believe that the use of these measures enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP. EBITDA should not be considered an alternative to net earnings or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. See Note 12 to the Condensed Consolidated Financial Statements for a reconciliation of EBITDA to net earnings.

During the nine months ended September 30, 2011, the overall weakness in the U.S. economy continued to result in negative pressure on consumer spending. As a result, pari-mutuel wagering, which is driven, in part, by discretionary spending and industry competition, continued to decline. Total handle on U.S. thoroughbred races, according to figures published by Equibase, declined 7.6% during the nine months ended September 30, 2011 compared to the same period of 2010 and declined 7.4% during the three months ended September 30, 2011 compared to the same period of 2010. This handle decline is partially attributable to a 5.2% reduction in U.S. thoroughbred race days, according to Equibase, and weather-related racing cancellations, all of which further negatively impacted our business and contributed to a decline in our pari-mutuel handle from our Racing Operations of 3.8% during the nine months ended September 30, 2011, compared to the same period of 2010 and a decline of 0.4% during the three months ended September 30, 2011, compared to the same period of 2010. Total handle for the Company increased 5.2% during the nine months ended September 30, 2011 and increased 0.6% during the three months ended September 30, 2011 as our Online Business benefitted from our acquisition of Youbet during 2010. On a combined basis, total handle for TwinSpires and Youbet declined approximately 2.8% during the nine months ended September 30, 2011, compared to the same period of 2010 and increased 4.2% during the three months ended September 30, 2011, as compared to the same period of 2010.

There continues to be pessimism about growth prospects for the U.S. and global economies, and unemployment in the U.S. continues to remain high. However, we believe that, despite these uncertain economic conditions, we are in a strong financial position. As of September 30, 2011, there was $212 million of borrowing capacity under our revolving credit facility, and we had unrestricted cash on hand of $27 million. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Horse Racing Equity Trust Fund

Beginning in 2009, we have received payments from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Acts 94-804 and 95-1008 (the “Public Acts”). The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds were to be distributed with approximately 58% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from the Public Acts were placed into an Arlington Park escrow account due to a temporary restraining order (“TRO”) imposed by the United States District Court for the Northern District of Illinois, Eastern Division, pending the resolution of a lawsuit brought by certain Illinois casinos that were required to pay funds to the HRE Trust Fund (“Casinos”), and the monies were recognized as restricted cash and a deferred riverboat subsidy liability on the Company’s Condensed Consolidated Balance Sheet. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO.

On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on our ability to access the HRE Trust Funds held in this escrow account. As of September 30, 2011, we have received $45.4 million in proceeds, of which $26.1 million has been designated for Arlington Park purses. Arlington Park intends to use the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate its racing facility in order to conduct live racing, which we have recognized as miscellaneous other income in our Condensed Consolidated Statements of Net Earnings for the three months ended September 30, 2011.

Hoosier Park Consideration

In accordance with the sale of our ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”), during 2007, we received a promissory note (the “Note”) in the amount of $4.0 million plus interest. As of September 30, 2011, $5.1 million of principal and interest is outstanding. The Partnership Interest Purchase Agreement documenting such sale to Centaur also includes a contingent consideration provision whereby we are entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, we did not recognize the contingent consideration at the date of sale.

On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware. On February 1, 2011, we entered into a settlement agreement with Centaur and its affiliates whereby, subject to the conditions to the implementation of Centaur’s reorganization plan being met, we would receive a cash payment of $8.5 million. On February 18, 2011, the U.S. Bankruptcy Court in Delaware approved Centaur’s reorganization plan and our settlement agreement with Centaur. On October 1, 2011, we received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, we also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which we will recognize as a gain in discontinued operations during the three months ended December 31, 2011.

Income Taxes

During 2003, we entered into a Tax Increment Financing Agreement (“TIF”) with the Commonwealth of Kentucky. Pursuant to this agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill Downs facility. During the nine months ended September 30, 2011, we resolved uncertainties related to the computation of the tax increase and recognized a $2.9 million reduction in operating expenses and a $0.6 million reduction in income tax expense, net of federal taxes related to the years 2005 through 2010 and the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we received a refund of $8.5 million related to the overpayment of our 2010 federal income taxes and a refund of $1.0 million related to an amended prior year federal income tax return that served to adjust state lobbying expense deductions.

Convertible Note Payable Conversion

During 2004, we acquired 452,603 shares of our common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible, at any time at the option of the shareholder, into shares of our common stock. During the nine months ended September 30, 2011, the shareholder exercised his conversion right, and the convertible note payable with a related party was paid through the issuance of 452,603 shares of our common stock. We recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion and the elimination of the short forward contract liability and long put option asset.

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack (“Churchill Downs”). Churchill Downs sustained damage to its stable area, as well as several other buildings on the backside of the racetrack. The Company cancelled one day of its live racing meet as a result of the incident. The Company carries property and casualty insurance as well as business interruption insurance, subject to a $0.5 million deductible. We are currently working with our insurance carriers to finalize our claim and as of September 30, 2011, we have received $1.0 million in partial settlement of our claim. During the three months ended September 30, 2011, we recorded insurance recoveries in excess of losses of $0.6 million as a reduction of selling, general and administrative expenses.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities, which remain closed. On June 1, 2011, Harlow’s resumed casino operations. The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of September 30, 2011, we have recorded a reduction of property and equipment of $8.4 million and incurred $1.1 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. We are currently working with our insurance carriers to finalize our claim, and we have received $3.5 million in partial settlement of our claim. We do not believe that the Mississippi River flooding will have a material, adverse impact on our business, financial condition or results of operations.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. We recorded a reduction of property and equipment of $1.4 million and incurred $1.0 million in repair expenditures with an offsetting insurance recovery receivable for the estimated wind damage. We filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011. We do not believe that the Mississippi wind damage will have a material, adverse impact on our business, financial condition or results of operations.

Legislative and Regulatory Changes

Federal

During 2011, two major pieces of Internet gaming legislation have been introduced in Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would grant the Secretary of Treasury regulatory and enforcement jurisdiction over Internet gambling. Though wagering on sports is excluded, it would expand Internet gaming beyond poker. HR 1174 has been referred to the House Financial Services Committee. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011, mirrors many of the safeguard provisions proffered in HR 1174, however it limits Internet gaming to poker only. It has been referred to the House Commerce Committee. Should either of these pieces of legislation become law, they could have a material, adverse impact on our business, financial condition and results of operations.

District of Columbia

In January 2011, the District of Columbia passed the Lottery Modernization Act (the “Lottery Act”), which authorizes the District of Columbia to offer games of skill and chance via the Internet. All transactions are restricted to patrons located within the city’s geographic borders. The implementation date has been delayed indefinitely due to controversy surrounding the measure. At this point, we do not know how this legislation could affect our business, financial condition and results of operations.

California

Two competing Internet poker bills have been introduced in the California legislature. Senate Bill 40 (“SB 40”) and Senate Bill 45 (“SB 45”) would regulate and monitor the operation of online poker for California residents. Under SB 40, all federally recognized California tribal governments and card room clubs would be eligible for a license to operate online poker. SB 45 would require certain preferential criteria for licensing. The California legislature is expected to address one or both of these bills during 2011. Should either SB 40 or SB 45 pass, it could have a material adverse impact on our business, financial condition and results of operations.

Florida

Hialeah Race Course

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact and which made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. Portions of Chapter 2009-170, Laws of Florida purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course, located approximately 12 miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, in a lawsuit styled Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC, (Case No. 2010-CA-2132), Calder challenged the provisions of Section 19 of Chapter 2009-170,

Laws of Florida, alleging that Section 19 violates Article X, Section 23, of the Florida Constitution when it expands the limits set in the constitution for slot machine licenses. The Leon County Circuit Court held the statute to be valid, and an appeal to the Florida First District Court of Appeal was unsuccessful. If allowed to proceed, the operation of a slot machine facility at Hialeah Race Course could have a material adverse impact on our business, financial condition and results of operations.

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. We are waiting on the court to rule on the three motions.

Destination Resort Casinos

We anticipate that proposals to authorize three “destination resort casinos” in Florida will be introduced and considered in the upcoming session of the Florida legislature. Should such legislation be passed into law, it could have a material adverse impact on our business, financial condition and results of operations.

Kentucky

Historical Racing Machines

On July 20, 2010, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run-races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened a HRM facility with approximately 200 HRMs.

Despite the positive vote from the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of regulations enacted. At this time, we will not make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the intervening adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. The intervening adverse party’s brief was due on August 23, 2011, and the Company’s brief was due sixty days thereafter. However, on September 1, 2011, the intervening adverse party filed an injunction for the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. Both the Company and the intervening adverse party now have the required statutory time to file timely responses.

Interstate Horse Racing Compact

The Kentucky General Assembly convened for the “short” 2011 session, and passed legislation allowing the state to join an interstate horse racing compact. On May 2, 2011, the Governor of Kentucky signed the legislation into law. Under the new legislation, Kentucky may join with other states that conduct pari-mutuel wagering to adopt and implement uniform rules and regulations. Kentucky is the first major racing jurisdiction to adopt the legislation, and the compact will become effective after the model has been adopted by six states. At this point, we do not know how this legislation may affect our business, financial condition and results of operations.

Illinois

Illinois State Bills

On May 31, 2011, Senate Bill 744 (“SB 744”) received final passage by the Illinois General Assembly, which would authorize Arlington Park to operate up to 1,200 slot or video poker machines and would also authorize Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos would be eligible to increase the number of gaming machines from the current limit of 1,200 machines to 2,000 machines by 2013. Five new land-based casinos would be authorized, one of which could be located in Chicago with 4,000 gaming machines. In addition, slot machines could be located at O’Hare and Midway airports. Under SB 744, gaming taxes would be established at a graduated rate that varies from 10% to 40% of gross gaming revenues depending on the level of gross gaming revenues. On October 17, 2011, Governor Quinn issued a statement saying that he does not intend to sign SB 744 as it is currently proposed. The legislative supporters of the bill are attempting to address some of the Governor’s stated concerns by drafting a separate “trailer bill” that would include changes to SB 744 provisions. At this point, we do not know if the legislation will be enacted, what the provisions of SB 744 will be if enacted, and if enacted, how it would affect our business, financial condition and results of operations.

Horse Racing Equity Trust Fund

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboats paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009.

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Funds to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access the HRE Trust Funds held in this escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently filing briefs.

As of the date of the filing of this Quarterly Report on Form 10-Q, we have received $45.4 million from the HRE Trust Fund, of which $26.1 million has been designated for Arlington Park purses. We intend to use the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington Park racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington Park.

Horse Racing Equity Fund – Tenth Riverboat License

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive amounts up to 15% of the adjusted gross receipts earned on an annual basis from state tax generated by the tenth riverboat casino license granted in Illinois. The funds will be distributed to racetracks in Illinois and may be utilized for purses as well as racetrack discretionary spending. In addition, the riverboats paying monies into the HRE Trust Fund will no longer be required to pay monies into that fund. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This casino opened on July 18, 2011. The Illinois racing industry will be entitled to receive an amount equal to 15% of the adjusted gross receipts of this casino from the gaming taxes generated by that casino. However, these funds must be appropriated by the state, and the current fiscal year budget contains no such appropriation. Furthermore, the timing for the riverboats to cease paying monies into the HRE Trust Fund remains open.

Video Poker

On July 11, 2011, the Illinois Supreme Court upheld the 2009 Video Gaming Act which is the state’s public works program to fund statewide construction projects, in part, by the expansion of video poker operations at additional facilities including bars, restaurants and truck stops. It is expected that up to 50,000 video poker games could be added, subject to the operational and licensing requirements of the Illinois Gaming Board. At this point, we do not know how this legislation could affect our business, financial condition and results of operations.

Ohio

In November 2009, Ohio voters passed a referendum to allow five casinos in Ohio, with opening dates from 2012 through 2013. At this point, we do not know the effect of this competition on our business, financial condition and results of operations.

On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor signed HB 277 into law on July 15, 2011. The Ohio Lottery Commission is authorized to install video lottery terminals, and it is expected that approximately 14,000 of the video lottery terminals will be installed at the Ohio racetracks as early as January 2012. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. At this point, we do not know how this legislation could affect our business, financial condition and results of operations.

Texas

On September 1, 2011, Texas House Bill 2271 (“HB 2271”) became effective. HB 2271 enacts certain restrictions on the acceptance of wagers on horse and greyhound races from, and the placing of such wagers by, a person in Texas. Such restrictions cover wagers placed in person, via the telephone and via the Internet. The potential effects of HB 2271 on our business, financial condition and results of operations cannot be determined at this time.

New York

On October 28, 2011, Aqueduct Racetrack is expected to open a gaming facility with in excess of 2,400 video lottery terminals and electronic table games. An additional 2,600 gaming machines are expected to be installed during the remainder of 2011. As a result of the addition of gaming activities, New York purse payments in 2012 may increase by $30 million from 2011 purse levels. These enhanced purses could affect our ability to attract top horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$41,277	$40,801	$476	1%	$470,317	$487,146	$(16,829)	-3%
Net pari-mutuel revenues	$4,060	$4,113	$(53)	-1%	$42,234	$43,101	$(867)	-2%
Commission %	9.8%	10.1%			9.0%	8.8%
Arlington Park
Total handle	$251,540	$251,062	$478	—	$500,669	$528,758	$(28,089)	-5%
Net pari-mutuel revenues	$25,554	$25,123	$431	2%	$54,436	$55,946	$(1,510)	-3%
Commission %	10.2%	10.0%			10.9%	10.6%
Calder
Total handle	$198,665	$200,276	$(1,611)	-1%	$391,955	$394,803	$(2,848)	-1%
Net pari-mutuel revenues	$22,654	$23,622	$(968)	-4%	$43,169	$45,204	$(2,035)	-5%
Commission %	11.4%	11.8%			11.0%	11.4%
Fair Grounds
Total handle	$27,114	$28,420	$(1,306)	-5%	$246,549	$262,415	$(15,866)	-6%
Net pari-mutuel revenues	$5,299	$5,828	$(529)	-9%	$26,750	$27,872	$(1,122)	-4%
Commission %	19.5%	20.5%			10.8%	10.6%
Online Business
Total handle	$201,535	$193,415	$8,120	4%	$608,007	$421,037	$186,970	44%
Net pari-mutuel revenues	$39,511	$37,354	$2,157	6%	$118,894	$82,455	$36,439	44%
Commission %	19.6%	19.3%			19.6%	19.6%
Eliminations
Total handle	$(24,868)	$(22,808)	$(2,060)	-9%	$(97,105)	$(78,418)	$(18,687)	-24%
Net pari-mutuel revenues	$(2,451)	$(2,131)	$(320)	-15%	$(9,081)	$(6,932)	$(2,149)	-31%
Total
Handle	$695,263	$691,166	$4,097	1%	$2,120,392	$2,015,741	$104,651	5%
Net pari-mutuel revenues	$94,627	$93,909	$718	1%	$276,402	$247,646	$28,756	12%
Commission %	13.6%	13.6%			13.0%	12.3%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%

Calder Casino

Net gaming revenues	$19,682	$16,562	$3,120	19%	$60,808	$47,144	$13,664	29%

Slot handle	$255,518	$202,523	$52,995	26%	$790,264	$593,470	$196,794	33%

Net slot revenues	$18,370	$15,821	$2,549	16%	$57,074	$45,140	$11,934	26%
Average daily net win per slot machine	$166	$142	$24	17%	$172	$145	$27	19%
Average daily number of slot machines	1,202	1,213	(11)	-1%	1,213	1,235	(22)	-2%

Average daily poker revenue	$14,264	$8,052	$6,212	77%	$13,677	$7,341	$6,336	86%

Fair Grounds Slots and VSI

Net gaming revenues	$17,926	$17,333	$593	3%	$57,109	$54,583	$2,526	5%

Slot handle	$101,240	$96,843	$4,397	5%	$324,260	$313,321	$10,939	3%

Net slot revenues	$9,576	$9,085	$491	5%	$30,543	$29,147	$1,396	5%
Average daily net win per slot machine	$168	$165	$3	2%	$179	$177	$2	1%
Average daily number of slot machines	626	598	28	5%	625	603	22	4%

Average daily video poker revenue	$90,761	$89,658	$1,103	1%	$97,310	$93,171	$4,139	4%
Average daily net win per video poker machine	$129	$111	$18	17%	$129	$115	$14	12%
Average daily number of video poker machines	702	809	(107)	-13%	753	809	(56)	-7%

Harlow’s Casino

Net gaming revenues	$13,184	$—	$13,184	F	$38,987	$—	$38,987	F

Slot handle	$158,059	$—	$158,059	F	$446,013	$—	$446,013	F

Net slot revenues	$11,648	$—	$11,648	F	$34,906	$—	$34,906	F
Average daily net win per slot machine	$146	$—	$146	F	$163	$—	$163	F
Average daily number of slot machines	865	—	865	F	865	—	865	F

Average daily poker revenue	$989	$—	$989	F	$1,010	$—	$1,010	F

Average daily net win per table	$1,050	$—	$1,050	F	$985	$—	$985	F

Average daily number of tables	15	—	15	F	15	—	15	F

Total
Net gaming revenues	$50,792	$33,895	$16,897	50%	$156,904	$101,727	$55,177	54%

NM: Not meaningful                                                     U: > 100% unfavorable        F: >100% favorable

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain consolidated operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Number of thoroughbred live race days	111	111	—	NM
Net revenues:
Racing Operations	$66,539	$67,348	$(809)	-1%
Gaming	51,922	34,667	17,255	50%
Online Business	42,015	39,232	2,783	7%
Other	5,873	6,299	(426)	-7%

Total net revenues from continuing operations	$166,349	$147,546	$18,803	13%

Operating income	$10,087	$3,295	$6,792	F
Operating income margin	6%	2%
Earnings from continuing operations	$19,720	$3,700	$16,020	F
Diluted earnings from continuing operations per common share	$1.16	$0.22

Our total net revenues increased $18.8 million during the three months ended September 30, 2011, primarily reflecting revenues of $13.4 million from Harlow’s, which was acquired in December 2010. In addition, Calder Casino revenues increased $3.2 million compared to the same period of 2010, reflecting improved performance driven by a new direct mail and advertising strategy executed during 2011. Finally, Online Business revenues increased $2.8 million during the three months ended September 30, 2011, primarily due to a handle increase of 4.2% from TwinSpires.com compared to the same period of 2010, which was partially from growth in new customers and an increase in average daily wagering. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Purses & pari-mutuel taxes	$32,297	$31,925	$372	1%
Gaming taxes	12,588	9,988	2,600	26%
Depreciation and amortization	13,443	12,395	1,048	8%
Other operating expenses	81,796	74,662	7,134	10%
SG&A expenses	16,138	15,281	857	6%

Total	$156,262	$144,251	$12,011	8%

Percent of revenue	94%	98%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $7.1 million primarily due to the effect of expenses of $6.7 million incurred by Harlow’s during the three months ended September 30, 2011, which includes employee-related costs of $2.8 million, facility and maintenance expenses of $1.7 million and advertising and promotional expenses of $0.5 million. Harlow’s was acquired in December 2010.

•

Gaming taxes increased $2.6 million primarily due to the inclusion of $1.5 million at Harlow’s during the three months ended September 30, 2011. In addition, Calder Casino incurred $1.0 million of higher gaming taxes related to the increase in gaming revenues during the three months ended September 30, 2011.

•

Depreciation and amortization expense increased $1.0 million primarily due to the impact of depreciation and amortization expense of $1.5 million recognized by Harlow’s during the three months ended September 30, 2011. Partially offsetting this increase was a decrease of depreciation and amortization expense in our Racing Operations and Gaming segments of $0.1 million and $0.3 million, respectively, during the three months ended September 30, 2011 driven by a reduction in capital spending as well as older assets becoming fully depreciated during the period.

•

SG&A expenses increased $0.9 million primarily due to the inclusion of $0.7 million in additional SG&A expenditures during the three months ended September 30, 2011 related to our 2010 acquisition of Harlow’s, which includes employee-related costs of $0.6 million. In addition, equity and long-term incentive compensation expense increased $3.1 million during the three months ended September 30, 2011, primarily resulting from the favorable financial performance of the Company. Finally, other employee-related costs increased $1.0 million during the three months ended September 30, 2011, primarily due to increased compensation expense associated with the annual incentive compensation plan, which also reflects the Company’s favorable financial performance.

Partially offsetting these increases was a decrease in Online Business employee-related costs of $2.3 million as expenses related to the reorganization of Youbet were incurred during the three months ended September 30, 2010, and we began to benefit from cost synergies related to the merger during the three months ending September 30, 2011. In addition, we received insurance recoveries in excess of losses of $0.6 million related to the tornado damage at Churchill Downs during the three months ended September 30, 2011. Finally, legal and development expenses decreased $0.6 million during the three months ended September 30, 2011, primarily related to legal expenditures incurred related to the acquisition of Harlow’s.

•

Purses and pari-mutuel taxes increased $0.4 million, primarily due to an increase of $1.0 million of purses and pari-mutuel taxes within our Gaming and Online businesses as a result of increased pari-mutuel revenues during the three months ended September 30, 2011. This increase was partially offset by a decrease of $0.6 million in purses and pari-mutuel expenses within our Racing Operations as a result of lower pari-mutuel revenues during the three months ended September 30, 2011.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax (provision) benefit (in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Interest income	$116	$30	$86	F
Interest expense	(1,576)	(1,625)	49	-3%
Equity in loss of unconsolidated investments	(467)	(470)	3	-1%
Miscellaneous, net	19,934	1,832	18,102	F

Other income (expense)	$18,007	$(233)	$18,240	F

Income tax (provision) benefit	(8,374)	638	$(9,012)	U
Effective tax rate	30%	-21%

Significant items affecting the comparability of other income and expense and the income tax (provision) benefit include:

•

Miscellaneous other income increased $18.1 million primarily reflecting the impact of recognizing income of $19.3 million from the release of the restrictions on the HRE Trust Fund proceeds during the three months ended September 30, 2011. Partially offsetting this increase was a decrease of $1.3 million as we recognized a gain related to a third-party settlement during the three months ended September 30, 2010.

•

The effective tax rate for the three months ended September 30, 2010 was affected by the recognition of approximately $1.0 million of income tax benefits recorded during the third quarter of 2010 primarily related to the adjustment of permanent differences to reflect positions taken on federal income tax returns.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Churchill Downs	$6,292	$6,341	$(49)	-1%
Arlington Park	32,343	31,407	936	3%
Calder	24,255	24,953	(698)	-3%
Fair Grounds	6,101	6,778	(677)	-10%

Total Racing Operations	68,991	69,479	(488)	-1%
Calder Casino	20,251	17,089	3,162	19%
Fair Grounds Slots	9,880	9,329	551	6%
VSI	8,350	8,249	101	1%
Harlow’s Casino	13,441	—	13,441	F

Total Gaming	51,922	34,667	17,255	50%
Online Business	42,201	39,384	2,817	7%
Other Investments	6,968	6,824	144	2%
Corporate Revenues	53	64	(11)	-17%
Eliminations	(3,786)	(2,872)	(914)	-32%

Net Revenues	$166,349	$147,546	$18,803	13%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased as we benefitted from the acquisition of Harlow’s during December 2010. During the three months ended September 30, 2011, Harlow’s recognized total net revenues of $13.4 million. Calder Casino revenues increased $3.2 million compared to the same period of the prior year, reflecting improved performance driven by a new direct mail and advertising strategy executed during 2011. Fair Grounds Slots reported higher revenues of $0.6 million during the quarter, reflecting an increase in the number of slot machines available compared to the same period of 2010.

•

Online Business revenues increased $2.8 million, which reflects a 4.2% increase in TwinSpires.com handle, partially from growth in new customers and an increase in average daily wagering during the three months ended September 30, 2011.

•

Racing Operations revenues decreased $0.5 million primarily reflecting a decline in pari-mutuel revenues of $1.1 million which corresponds to a 0.4% decrease in Racing Operations handle during the three months ended September 30, 2011. Pari-mutuel revenues decreased despite an increase in revenues at Arlington Park of $0.4 million during the quarter, which benefitted from the expiration of New Jersey gaming subsidized purses at Monmouth Park. According to figures published by Equibase, the pari-mutuel industry handle declined 7.4% compared to the same period of 2010, which was reflective of the continued weakness in the industry.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Racing Operations	$20,414	$1,254	$19,160	F
Gaming	13,148	7,892	5,256	67%
Online Business	9,818	5,818	4,000	69%
Other Investments	1,157	1,792	(635)	-35%
Corporate	(1,540)	296	(1,836)	U

Total EBITDA	$42,997	$17,052	$25,945	F

The table below presents management fee expense (income) included in the EBITDA of each of the operating segments during the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
	2011	2010	$	%
Racing Operations	$2,830	$1,676	$1,154	69%
Gaming	2,053	809	1,244	U
Online Business	1,659	1,258	401	32%
Other Investments	595	244	351	U
Corporate Income	(7,137)	(3,987)	(3,150)	79%

Total management fees	$—	$—	$—

Refer to Note 12 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA increased $19.2 million primarily reflecting the net impact from the release of the restrictions on the HRE Trust Fund proceeds of $19.3 million during the three months ended September 30, 2011. In addition, during the three months ended September 30, 2011, we received insurance recoveries in excess of losses of $0.6 million for the tornado damage at Churchill Downs. Partially offsetting these increases in EBITDA was an increase in the corporate overhead allocation of $1.2 million during the three months ended September 30, 2011.

•

Gaming EBITDA increased $5.3 million during the three months ended September 30, 2011, as we benefitted from the acquisition of Harlow’s during December 2010. Harlow’s generated $4.0 million of EBITDA, which included a management fee expense of $0.5 million. In addition, Calder Casino EBITDA increased $0.9 million to $3.3 million, which included a management fee expense of $0.8 million, due in part, to a successful direct mail and advertising strategy. Fair Grounds Slots and VSI EBITDA increased $0.3 million to $5.8 million, reflecting an increase in the number of slot machines available at Fair Grounds Slots and improved performance at our video poker locations compared to the same period of 2010.

•

Online Business EBITDA increased $4.0 million as we benefitted from a 4.2% increase in handle resulting in an increase of $2.2 million in pari-mutuel revenue during the three months ended September 30, 2011. Additionally, EBITDA improved due to the fact that compensation expense related to the reorganization of Youbet was recognized during the three months ended September 30, 2010 and did not reoccur. We also benefitted from merger-related synergies during the three months ended September 30, 2011. Finally, EBITDA improved $0.5 million related to our equity investment in HRTV during the three months ended September 30, 2011.

•	Corporate EBITDA decreased $1.8 million primarily reflecting the recognition of a gain related to a third party settlement of $1.3 million during the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Number of thoroughbred live race days	278	278	—	NM
Net revenues:
Racing Operations	$246,372	$247,801	$(1,429)	-1%
Gaming	160,468	104,263	56,205	54%
Online Business	125,344	87,374	37,970	43%
Other	15,405	8,666	6,739	78%

Total net revenues from continuing operations	$547,589	$448,104	$99,485	22%

Operating income	$74,709	$35,836	$38,873	F
Operating income margin	14%	8%
Earnings from continuing operations	$56,524	$23,825	$32,699	F
Diluted earnings from continuing operations per common share	$3.34	$1.56

Our total net revenues increased $99.5 million primarily related to the continuing expansion of our Gaming and Online Business segments, including the effects of the Youbet and Harlow’s acquisitions. Harlow’s, which was acquired during December 2010, generated $39.8 million of total revenues, despite its closure for twenty-five days during the nine months ended September 30, 2011 due to the Mississippi River flooding. Calder Casino, which opened on January 20, 2010, increased total revenues by $13.7 million compared to the same period of 2010 reflecting improved performance driven by a new direct mail and advertising strategy executed during 2011 and the effect of having a full nine months of operation during 2011. Pari-mutuel revenues generated by the Online Business segment increased $36.4 million during the nine months ended September 30, 2011, compared to the same period of 2010, primarily reflecting the acquisition of Youbet in the second quarter of 2010. We benefitted from nine months of operations of Youbet during the nine months ended September 30, 2011 compared to approximately four months of operation during the nine months ended September 30, 2010. Finally, other operating revenues increased $6.7 million predominantly due to revenues generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Purses & pari-mutuel taxes	$98,641	$97,329	$1,312	1%
Gaming taxes	39,442	33,885	5,557	16%
Depreciation and amortization	41,319	34,410	6,909	20%
Other operating expenses	243,035	202,707	40,328	20%
SG&A expenses	50,443	43,937	6,506	15%

Total	$472,880	$412,268	$60,612	15%

Percent of revenue	86%	92%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $40.3 million primarily as a result of an increase within the Online Business segment of $22.9 million, which includes racing content acquisition expenses incurred related to the operations of Youbet during the nine months ended September 30, 2011, and compares to four months of operation by Youbet during the same period of 2010. In addition, we incurred $18.0 million of operating expenses related to Harlow’s. Finally, we incurred incremental expenses of $7.4 million related to the operations of United Tote during the nine months ended September 30, 2011.

Partially offsetting these increases were reductions in sales taxes, software impairment costs, and marketing expenses of $2.9 million, $1.3 million, and $1.3 million, respectively. We recognized a reduction in sales tax expense at Churchill Downs Racetrack involving the TIF agreement with the Commonwealth of Kentucky during the nine months ended September 30, 2011. Pursuant to the agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales taxes driven by the 2005 renovation of the Churchill Downs facility. In addition, during the nine months ended September 30, 2010 we recognized an impairment loss of $1.3 million associated with the Youbet acquisition. Finally, the reduction in marketing primarily reflects a decrease in Kentucky Derby related marketing expenses at Churchill Downs during the nine months ended September 30, 2011.

•

Depreciation and amortization expense increased $6.9 million primarily due to the effect of including $5.3 million of expense at Harlow’s during the nine months ended September 30, 2011. In addition, depreciation and amortization expense of the Online Business and United Tote increased $2.5 million and $1.3 million, respectively, during the nine months ended September 30, 2011. Partially offsetting these increases was a decrease of $2.0 million at Calder Casino, primarily reflecting an accelerated amortization period of the annual slot license fee in the prior year. Finally, depreciation and amortization expenses decreased $0.9 million within Racing Operations during the nine months ended September 30, 2011 due to a reduction in capital spending as well as the fact that older assets are becoming fully depreciated in the current period.

•

SG&A expenses increased $6.5 million primarily due to the effect of including $4.9 million of additional SG&A expenditures during the nine months ended September 30, 2011, compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. In addition, equity and long-term incentive compensation expense increased $6.8 million during the nine months ended September 30, 2011 primarily resulting from the favorable financial performance of the Company. Finally, employee-related costs increased $2.3 million during the nine months ended September 30, 2011, primarily due to increased compensation expense associated with the annual incentive compensation plan, which also reflects the Company’s favorable financial performance.

Partially offsetting these increases were lower legal and development expenses of $3.6 million, which we incurred during the nine months ended September 30, 2010 related to our merger with Youbet. In addition, Online Business employee-related costs decreased $2.3 million as we incurred compensation expense related to the reorganization of Youbet during the nine months ended September 30, 2010, and we benefitted from cost synergies related to the merger during the nine months ending September 30, 2011. In addition, we received insurance proceeds in excess of losses at Churchill Downs and Harlow’s of $0.6 million and $0.4 million, respectively, related to the interruption of business as a result of the tornado damage at Churchill Downs and wind damage at Harlow’s during the nine months ending September 30, 2011.

•

Gaming taxes increased $5.6 million primarily due to the recognition of $4.5 million at Harlow’s during the nine months ended September 30, 2011. In addition, Calder Casino incurred $0.6 million of higher gaming taxes related to the increase in gaming revenues during the nine months ended September 30, 2011.

•

Purses and pari-mutuel taxes increased $1.3 million primarily due to an increase of $3.1 million of purses generated at Calder Casino resulting from improved performance during the nine months ended September 30, 2011. In addition, purses increased within our Online Business as a result of our acquisition of Youbet during the nine months ended September 30, 2011. This increase was partially offset by a decrease of $3.0 million within our Racing Operations as a result of lower pari-mutuel revenues during the nine months ended September 30, 2011.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Interest income	$240	$158	$82	52%
Interest expense	(7,497)	(4,303)	(3,194)	74%
Equity in loss of unconsolidated investments	(423)	(317)	(106)	33%
Miscellaneous, net	23,549	2,485	21,064	F

Other income (expense)	$15,869	$(1,977)	$17,846	F

Income tax provision	$(34,054)	$(10,034)	$(24,020)	U
Effective tax rate	38%	30%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Miscellaneous other income increased $21.1 million primarily reflecting the impact of recognizing income of $19.3 million from the release of the restrictions on the HRE Trust Fund proceeds during the nine months ended September 30, 2011. In addition, we recorded a gain of $2.7 million from the conversion of a related party convertible note payable through the issuance of 452,603 shares of our common stock and the elimination of the associated short forward contract and long put option during the nine months ended September 30, 2011. Partially offsetting these increases was a decrease of $1.3 million in miscellaneous other income, as we recognized a gain related to a third-party settlement during the nine months ended September 30, 2010.

•

Interest expense increased during the nine months ended September 30, 2011, primarily due to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable. In addition, we experienced higher average outstanding debt balances under our revolving credit facility, which was used to finance the acquisitions of Youbet and Harlow’s.

•

The increase in the effective tax rate is primarily due to the recognition of a benefit of $1.6 million during the nine months ended September 30, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs. Additionally, the effective tax rate for the nine months ended September 30, 2011 was affected by the recognition of approximately $1.0 million of income tax benefits related to the adjustment of permanent differences to reflect positions taken on federal income tax returns. During the nine months ended September 30, 2011, we recognized income tax benefits resulting in a reduction to the effective tax rate of approximately 1.0%. The benefits were the result of a TIF agreement with the Commonwealth of Kentucky and were offset by tax expenses associated with taxes accrued for uncertain tax positions as well as the true-up of prior year taxes.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Churchill Downs	$108,065	$103,481	$4,584	4%
Arlington Park	65,433	66,536	(1,103)	-2%
Calder	46,882	48,947	(2,065)	-4%
Fair Grounds	35,073	35,769	(696)	-2%

Total Racing Operations	255,453	254,733	720	NM
Calder Casino	62,574	48,848	13,726	28%
Fair Grounds Slots	31,510	29,979	1,531	5%
VSI	26,566	25,436	1,130	4%
Harlow’s Casino	39,818	—	39,818	F

Total Gaming	160,468	104,263	56,205	54%
Online Business	125,945	87,907	38,038	43%
Other Investments	18,043	10,203	7,840	77%
Corporate Revenues	262	67	195	F
Eliminations	(12,582)	(9,069)	(3,513)	-39%

Net Revenues	$547,589	$448,104	$99,485	22%

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased as we benefitted from the acquisition of Harlow’s during December 2010. During the nine months ended September 30, 2011, Harlow’s recognized total net revenues of $39.8 million despite its closure for twenty-five days due to the Mississippi River flooding. Calder Casino, which opened on January 22, 2010, increased revenues $13.7 million compared to the same period of the prior year, reflecting a full nine months of operation and improved performance driven by a new direct mail and advertising strategy executed during 2011. Fair Grounds Slots and VSI reported an increase in revenues of $2.7 million compared to the same period of 2010, reflecting an increase in the number of slot machines available at Fair Grounds Slots and improved performance at our video poker locations compared to the same period of 2010.

•	Online Business revenues increased $38.0 million as we benefitted from the acquisition of Youbet during June 2010.

•

Other Investments revenues increased $7.8 million during the nine months ended September 30, 2011, primarily reflecting the contribution by United Tote, which was acquired as part of the Youbet acquisition during June 2010.

•

Racing Operations revenues increased $0.7 million primarily reflecting a strong performance from Kentucky Oaks and Derby week during the nine months ended September 30, 2011. Partially offsetting this increase was a decline in pari-mutuel revenues of $5.5 million which corresponds to a 3.8% decrease in Racing Operations handle during the nine months ended September 30, 2011. According to figures published by Equibase, the pari-mutuel industry handle declined 7.6% compared to the same period of 2010, which was reflective of the continued weakness in the industry.

Segment EBITDA

The following table presents EBITDA by our reported segments (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Racing Operations	$66,223	$37,819	$28,404	75%
Gaming	43,479	19,537	23,942	F
Online Business	28,671	14,467	14,204	98%
Other Investments	2,110	2,918	(808)	-28%
Corporate	(1,329)	(2,327)	998	43%

Total EBITDA	$139,154	$72,414	$66,740	92%

The table below presents management fee expense (income) included in the EBITDA of each of the operating segments during the nine months ended September 30, 2011 and 2010, respectively and reflects the continuing benefit to Racing Operations from the expansion of the Gaming and Online Business segments.

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Racing Operations	$8,820	$9,148	$(328)	-4%
Gaming	5,540	3,123	2,417	77%
Online Business	4,349	3,284	1,065	32%
Other Investments	951	387	564	U
Corporate Income	(19,660)	(15,942)	(3,718)	23%

Total management fees	$—	$—	$—

Refer to Note 12 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our reported segments, including a reconciliation of EBITDA to earnings from continuing operations.

Significant items affecting comparability of our EBITDA by segment include:

•

Racing Operations EBITDA increased $28.4 million partially reflecting the net impact from the release of the restrictions on the HRE Trust Fund proceeds of $19.3 million for the nine months ended September 30, 2011. In addition, Racing Operations benefitted from increased profitability of $6.4 million from Kentucky Oaks and Derby week during the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2011, we recognized a $2.9 million reduction in operating expenses at Churchill Downs involving the TIF agreement with the Commonwealth of Kentucky. Finally, during the nine months ended September 30, 2011, we received insurance recoveries in excess of losses of $0.6 million for the tornado damage at Churchill Downs. Partially offsetting these improvements in EBITDA was a decline in our pari-mutuel handle of 3.8% during the nine months ended September 30, 2011, which negatively affected our racing results and was indicative of the continued, overall weakness of the pari-mutuel industry .

•

Gaming EBITDA increased $23.9 million as we benefitted from the acquisition of Harlow’s during December 2010, which generated $13.0 million of EBITDA that included business interruption insurance recoveries of $0.4 million received during the nine months ended September 30, 2011. In addition, Calder Casino generated EBITDA of $10.6 million, compared to $1.8 million in the prior year, which included $1.1 million of preopening expenses and reflects a successful direct mail and advertising strategy executed during 2011. Fair Grounds Slots and VSI EBITDA increased $2.2 million to $19.9 million, reflecting an increase in the number of slot machines available at Fair Grounds Slots and improved performance at our video poker locations compared to the same period of 2010.

•

Online Business EBITDA increased $14.2 million as we benefitted from the operations of Youbet for the nine months ended September 30, 2011, which conducted only four months of operations during the same period of

2010. Additionally, the increase in EBITDA was due to one-time charges related to the reorganization of Youbet during the nine months ended September 30, 2010, while we realized merger-related synergies during the nine months ended September 30, 2011. Finally, our equity investment in HRTV increased $0.2 million during the nine months ended September 30, 2011.

•

Corporate EBITDA increased $1.0 million primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the nine months ended September 30, 2011. In addition, we incurred lower development expenses of $3.2 million related to our merger with Youbet during 2010. Finally, the corporate overhead allocation increased $3.7 million during the nine months ended September 30, 2011. Partially offsetting these increases in EBITDA were higher equity and long-term incentive compensation expenses and other employee-related costs of $7.3 million during the nine months ended September 30, 2011 related to the financial performance of the Company. In addition, we recognized a gain related to a third-party settlement of $1.3 million during the nine months ended September 30, 2010.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010	Change
			$	%
Total assets	$956,870	$1,017,719	$(60,849)	-6%
Total liabilities	$371,081	$511,505	$(140,424)	-27%
Total shareholders’ equity	$585,789	$506,214	$79,575	16%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in net property and equipment of $25.5 million, income taxes receivable of $11.7 million, and restricted cash of $11.4 million. The decrease in property and equipment is due to current year depreciation expense of $32.4 million, which is in excess of current year capital expenditures of $16.8 million primarily due to lower expansion-related capital spending during 2011. In addition, property and equipment decreased $9.8 million, which was offset by a corresponding increase in insurance recovery receivable, reflecting the estimated property damage related to the Mississippi River flooding and wind damage at Harlow’s. The decrease in income taxes receivable primarily reflects the receipt of a refund of $9.5 million related to a prior year overpayment of income taxes and amended federal income tax returns, in addition to income taxes payable generated by current year net earnings. Finally, restricted cash decreased by $11.4 million which includes a reduction of $14.4 million related to the Company’s portion of the HRE Trust Fund proceeds. Partially offsetting this decrease was an increase of $2.3 million in restricted cash at Calder related to the timing of its stakes race payments.

•

Significant changes within total liabilities include a decrease in long-term debt of $108.8 million, reflecting repayments of acquisition debt funded by cash from operations and the receipt of the HRE Trust Fund proceeds and federal income tax refunds. In addition, a convertible note payable of $15.1 million was paid through the issuance of 452,603 shares of our common stock. Finally, the release of the HRE Trust Funds eliminated the deferred riverboat subsidy liability of $45.4 million and increased purses payable and other liabilities by $10.4 million and $15.7 million, respectively, for future purses to be paid by Arlington Park.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Operating activities	$131,632	$55,341	$76,291	F
Investing activities	$(19,277)	$(92,072)	$72,795	-79%
Financing activities	$(112,373)	$37,621	$(149,994)	U

•

The increase in cash provided by operating activities is primarily due to the recognition of proceeds from the HRE Trust Fund, the expansion of the Gaming and Online segments, and the increased profitability of the Kentucky Oaks and Derby week. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The decrease in cash used in investing activities is primarily due to cash used to fund the acquisition of Youbet during the nine months ended September 30, 2010. In addition, we substantially completed our capital expenditures associated with the opening of Calder Casino and purchased land adjacent to Arlington Park during 2010.

•

The increase in cash used in financing activities is primarily due to the repayment of net borrowings under our revolving loan facilities of $108.8 million during the nine months ended September 30, 2011, which were incurred primarily to finance the acquisitions of Youbet and Harlow’s.

During the nine months ended September 30, 2011, there were no material changes in our commitments to make future payments or in our contractual obligations. As of September 30, 2011, we were in compliance with the debt covenants of our revolving credit facility. As of September 30, 2011, we have $212 million of borrowing capacity under our revolving credit facility.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” during the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010
Maintenance-related capital expenditures	$11,896	$10,455
Capital project expenditures	4,906	46,038

Additions to property and equipment	16,802	56,493

Net cash provided by operating activities	$131,632	$55,341
Maintenance-related capital expenditures	(11,896)	(10,455)

Free cash flow	$119,736	$44,886

During the nine months ended September 30, 2011, the decrease in capital project expenditures as compared to the same period of 2010 primarily reflects the completion of our capital expenditures related to Calder Casino and the Arlington Park land purchase during 2010. The increase in cash provided by operating activities is primarily due to the recognition of proceeds from the HRE Trust Fund, the expansion of the Gaming and Online segments, and the increased profitability of the Kentucky Oaks and Derby week.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The Company has reviewed its level of participation in multiemployer plans and determined that the impact of adopting this guidance will have no impact on the Company’s condensed consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We intend to adopt the standard during 2012.

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

In December 2010, the Financial Accounting Standards Board issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for calendar year-

end companies beginning on or after December 15, 2010. We adopted the standard for the nine months ended September 30, 2011, and there was no impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2011, we had $156.0 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $1.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

HORSERACING EQUITY TRUST FUND

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboats paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009.

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (the “Federal Lawsuit”) (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Funds to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access the HRE Trust Funds held in this escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010, (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 94-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently filing briefs.

As of the date of the filing of this Quarterly Report on Form 10-Q, we have received $45.4 million from the HRE Trust Fund, of which $26.1 million has been designated for Arlington Park purses. We intend to use the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington Park racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington Park.

HIALEAH RACE COURSE

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc., (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. A motion to stay discovery pending consideration of the motions to dismiss has also been filed. The Company is waiting on the court to rule on the three motions.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008, (the “Agreement”) which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1,

2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. The parties remain engaged in the discovery process.

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

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2011:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	7/1/11- 7/31/11	—		—	—	—
Period 2	8/1/11- 8/31/11	535	(1)	$42.72	—	—
Period 3	9/1/11- 9/30/11	5,455	(1)	$39.03	—	—

		5,990		$39.36	—	—

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 26, 2011	/s/ Robert L. Evans
Robert L. Evans Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

October 26, 2011	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Employment Agreement dated as of October 10, 2011 by and between Churchill Downs Incorporated and William E. Mudd	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Net Earnings for the three and nine months ended September 30, 2011 and September 30, 2010, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, respectively; and (iv) Notes to Condensed Consolidated Financial Statements.*

*

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