Form 10-Q/A
period 2011-03-31
CHURCHILL DOWNS INC
filed 2012-03-12
CIK 20212

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 only to amend the Exhibit List with regard to Exhibit 10(a) and file Exhibit 10(a).

This Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2011 does not reflect events occurring after the filing of our original Form 10-Q. As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. No other modifications or changes have been made to the disclosures or information contained in our Form 10-Q for the quarter ended March 31, 2011, as originally filed.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

March 9, 2012	/S/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Employment Agreement dated as of March 21, 2011, by and between Churchill Downs Incorporated and William C. Carstanjen.	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

31(i)(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

4