Form 10-K
period 2011-12-31
CHURCHILL DOWNS INC
filed 2012-03-12
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 8, 2012, 17,172,897 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2011 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $578,888,599.

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 14, 2012 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 100-105.

CHURCHILL DOWNS INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

A.	Introduction

Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. We offer gaming products through our casino in Mississippi, our slot and video poker operations in Louisiana and our slot operations in Florida. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 700 Central Avenue, Louisville, Kentucky, 40208.

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

•

TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. TwinSpires includes the results of operations of Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010 and integrated into the TwinSpires’ platform during 2010;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino, hotel and entertainment center acquired by the Company on December 16, 2010, which operates 900 slot machines, 15 table games, a poker room, a five-story, 105-room attached hotel, and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

B.	Acquisition and Development Activity

During March 2012, we announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio. The project will involve the relocation of the current operations of Lebanon Raceway to a new location to be selected along the Interstate 75 corridor between Cincinnati and Dayton.

During February 2012, we announced the acquisition of the assets of Bluff Media, a multimedia poker content brand and publishing company. Bluff Media’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums.

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

On May 14, 2010, we ceased operating TrackNet Media Group LLC (“TrackNet”), a joint venture formed with Magna Entertainment Group, LLC (“Magna”), through which horseracing content was made readily available through a variety of distribution points and wagering platforms in order to enhance growth within the industry. The Stronach Group (“SG”) is the successor in interest to Magna’s ownership interests. The Company and SG are now responsible for buying and selling their own horseracing content. All existing third-party content agreements involving TrackNet had been entered into by TrackNet as an agent for each Company-owned and SG-owned racetrack. Accordingly, those contracts, and their underlying rights and obligations, continue to be valid for the remainder of the contracts’ respective terms. There was no significant impact on our financial position or results of operations as a result of TrackNet operations ceasing during 2010.

C.	Live Racing

We conduct live horseracing at Churchill Downs, Calder, Fair Grounds and Arlington Park. The following is a summary of our significant live racing events, a description of our properties and our annual racing calendar.

The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events offering minimum purses of $2.0 million and $1.0 million, respectively. The Kentucky Derby is the first race of the annual series of races for 3-year old thoroughbreds, known as the Triple Crown. Our other significant stakes races include the Summit of Speed at Calder, the Arlington Million at Arlington Park, and the Louisiana Derby at Fair Grounds, each of which offers purses of approximately $1.0 million.

Churchill Downs

The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. The Churchill facility accommodates approximately 52,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites. The facility also includes a simulcast wagering facility designed to accommodate 1,500 persons, a general admissions area, and food and beverage facilities ranging from concessions to full-service restaurants. The Churchill facility also has a saddling paddock, accommodations for groups and special events, parking areas for the public and our racetrack office facilities. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. Additionally, during 2010, the Churchill facility added permanent lighting in order to accommodate night racing events.

To supplement the facilities at Churchill Downs, we provide additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track, which is used for training thoroughbreds, at a training facility also located in Louisville. Referred to as Trackside Louisville, this facility provides a base of operation for many horsemen between the Spring and Fall meets and enables us to attract new horsemen to race at Churchill Downs. Trackside Louisville is not open to stabling during the winter months.

As part of financing improvements to the Churchill facility, during 2002, we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.

Calder

The Calder racetrack and improvements (the “Calder facility”) are located in Miami-Dade County, Florida. The Calder facility is adjacent to Sun Life Stadium, home of the Miami Dolphins, and consists of approximately 231 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a training area with a five-eighths (5/8) mile training track, permanent grandstands and a stabling area. The Calder facility includes clubhouse and grandstand seating for approximately 15,000 persons, a general admissions area and food and beverage facilities ranging from concessions to a buffet dining area. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters and can accommodate approximately 1,800 horses. The Calder facility also features a saddling paddock, parking areas for the public and office facilities.

Fair Grounds

The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters that can accommodate 132 persons and approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities.

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

Racing Calendar

The following table is a summary of our expected 2012 and actual 2011 live thoroughbred racing dates and the number of live racing days for each of our four racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2012		2011
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 28 - July 1	39	April 30 - July 4	38
Fall Meet	Oct. 28 - Nov. 25	21	Oct. 30 - Nov. 27	19	(1)

		60		57

Calder Race Course
Calder Meet	April 9 - Aug. 31	85	April 25 - Sept. 30	92
Tropical Meet 10/11			Jan. 1 - Jan. 4	4
Tropical Meet	Sept. 1 - Dec. 2	65	Oct. 1 - Dec. 2	45

		150		141

Arlington Park	May 4 - Sept. 30	90	May 6 - Sept. 25	86

Fair Grounds
Winter Meet 10/11			Jan. 1 - March 27	58
Winter Meet 11/12	Jan. 1 - April 1	58	Nov. 24 - Dec. 31	26
Winter Meet 12/13	Nov. 22 - Dec. 31	26

		84		84

(1)	2011 racing dates of Churchill Downs includes two days related to hosting the Breeders’ Cup.

D.	Simulcast Operations

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

Off-Track Betting Facilities

Twelve of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville, which is open for simulcast wagering only on big event days, such as the Kentucky Derby and the Kentucky Oaks, and during days the Churchill facility is being prepared for special events, is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000-square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex that has audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, and related facilities for simulcasting races.

Arlington Park operates eleven Trackside OTBs that accept wagers on races at Arlington Park as well as on races simulcast from other locations. One OTB is located on the Arlington Park property and another is located in East Moline, Illinois on approximately 122 acres. Arlington Park also leases two OTBs located in Waukegan, Illinois consisting of approximately 25,000 square feet, and Chicago, Illinois consisting of approximately 18,000 square feet, which was relocated from its previous location in January 2012. Arlington Park operates seven OTBs within existing non-owned Illinois restaurants under license agreements, including the Villa Park OTB, a new location which opened in July 2011. These seven OTBs are located in Villa Park, Rockford, South Elgin, McHenry, South Beloit, Lockport and Hodgkins and opened in July 2011, December 2009, December 2002, June 2003, February 2004, February 2007 and December 2007, respectively.

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

Kentucky Off-Track Betting, LLC

We are a 25% owner of Kentucky Off-Track Betting, LLC (“KOTB”). KOTB’s purpose is to own and operate facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. These OTBs may be located no closer than 75 miles from an existing racetrack without the racetrack’s consent and in no event closer than 50 miles from an existing racetrack. Each OTB must first be approved by the Kentucky Horse Racing Commission (“KHRC”) and the local government where the facility is to be located. KOTB currently owns or leases and operates OTBs in Corbin, Maysville and Jamestown, Kentucky that conduct simulcast wagering year-round.

OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2011 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

E.	Advance Deposit Wagering

We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires.com. TwinSpires.com’s headquarters is located in Mountain View, California and operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the Internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, the Twin Spires Club. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and we believe that TwinSpires is a key component to the growth of the Company.

On June 2, 2010, we completed our acquisition of Youbet, an ADW business which was integrated into TwinSpires’ existing platform during 2010.

In addition, TwinSpires provides to other entities and earns commissions from white label advance deposit wagering products and services. Under these arrangements, TwinSpires typically provides an advance deposit wagering platform and related operational activities while the other entities typically provide a brand name, marketing and limited customer functions. Finally, Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires.

F.	Gaming Operations

On December 16, 2010, we completed the acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room attached hotel, a 2,600-seat entertainment center and three dining facilities. Harlow’s is located on approximately 78 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi. The property is visible from the highway and is the first gaming facility encountered when crossing the newly constructed Greenville Bridge into Mississippi from Arkansas along U.S. Highway 82.

On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, we resumed casino operations with temporary dining facilities. During December 2011, we announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

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

Fair Ground Slots is a 33,000-square-foot slot facility, adjacent to Fair Grounds, which operates over 600 slot machines. The facility includes two concession areas, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.

VSI is the operator of more than 700 video poker machines at nine OTBs operated by Fair Grounds.

We intend to continue to pursue expanded gaming opportunities with the goal of broadening our market, and thereby increasing gaming revenues.

G.	Information and Totalizator Services

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

We manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses through our subsidiary, United Tote. United Tote provides totalizator services, which accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner to patrons who wager on horseraces. United Tote has contracts to provide totalizator services to a significant number of third-party racetracks, OTBs and other pari-mutuel wagering businesses, in addition to providing these services at many of our facilities.

H.	Sources of Revenue

Our racing revenues include commissions on pari-mutuel wagering at our racetracks and OTBs, plus simulcast host fees earned from other wagering sites. In addition, amounts include ancillary revenues generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights and food and beverage sales. Our gaming revenues are primarily generated from slot machines, video poker, poker card room and table games and ancillary revenues such as food and beverage sales. Our online revenues are generated by our advance deposit wagering business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. Finally, our other revenues are primarily generated by United Tote and our other minor subsidiaries.

Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

I.	Governmental Regulations

The ownership, operation, and management of our gaming and racing facilities are subject to pervasive regulation under the laws and regulations of each of the jurisdictions in which we operate. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

•	Ensure that unsuitable individuals and organizations have no role in gaming operations;

•	Establish procedures designed to prevent cheating and fraudulent practices;

•	Establish and maintain responsible accounting practices and procedures;

•	Maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	Maintain systems for reliable record keeping;

•	File periodic reports with gaming regulators;

•	Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and

•	Establish programs to promote responsible gaming and inform patrons of the availability of help for problem gaming.

Typically, a state regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers, and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

•	Adopt rules and regulations under the implementing statutes;

•	Interpret and enforce gaming laws;

•	Impose disciplinary sanctions for violations, including fines and penalties;

•	Review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•	Grant licenses for participation in gaming operations;

•	Collect and review reports and information submitted by participants in gaming operations;

•	Review and approve transactions, such as acquisitions or change-of-control transactions of gaming industry participants, securities offerings and debt transactions engaged in by such participants; and

•	Establish and collect fees and taxes.

Any change in the laws or regulations of a gaming jurisdiction could have a material adverse effect on our gaming operations.

Licensing and Suitability Determinations

Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Gaming authorities have very broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Criteria used in determining whether to grant a license to conduct gaming operations, while varying between jurisdictions, generally include consideration of factors such as the good character, honesty and integrity of the applicant; the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels; the quality of the applicant’s casino facilities; the amount of revenue to be derived by the applicable state from the operation of the applicant’s casino; the applicant’s practices with respect to minority hiring and training; and the effect on competition and general impact on the community.

In evaluating individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates.

Many gaming jurisdictions limit the number of licenses granted to operate casinos within the state, and some states limit the number of licenses granted to any one gaming operator. Licenses under gaming laws are generally not transferable without approval. Licenses in most of the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. There can be no assurance that any of our licenses will be renewed. The failure to renew any of our licenses could have a material adverse effect on our gaming operations.

In addition to our subsidiaries engaged in gaming operations, gaming authorities may investigate any individual who has a material relationship to or material involvement with, any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause which they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to gaming authorities and in addition to their authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position.

If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

Moreover, in many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an “institutional investor” to apply for a waiver. An “institutional investor” is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Any shareholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

Violations of Gaming Laws

If we or our subsidiaries violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. Further, a supervisor or conservator can be appointed by gaming authorities to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could have a material adverse effect on our gaming operations.

Some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its officers, directors and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.

Reporting and Record-keeping Requirements

We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries which gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos and racetracks, as well as any suspicious activity that may occur at such facilities. Failure to comply with these requirements could result in fines or cessation of operations. We are required to maintain a current stock ledger which may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.

Review and Approval of Transactions

Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

License Fees and Gaming Taxes

We pay substantial license fees and taxes in many jurisdictions, including some of the counties and cities in which our operations are conducted, in connection with our casino gaming operations, computed in various ways depending on the type of gaming or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the gross gaming revenues received; the number of gaming devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, gaming tax rates are graduated such that they increase as gross gaming revenues increase. Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our gaming operations. In addition to taxes specifically unique to gaming, we are required to pay all other applicable taxes.

Operational Requirements

In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our gaming operations. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses as well as organized labor in construction projects to the maximum extent practicable as well as in general vendor business activity. Similarly, we may be required to give employment preference to minorities, women and in-state residents in certain jurisdictions. In addition, our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have and the maximum wagers allowed to be placed by our customers.

Horseracing and Pari-Mutuel Wagering Regulations

Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including, but not limited to, the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Commission (“KHRC”), the Louisiana State Racing Commission (“LSRC”) and the Oregon Racing Commission (“ORC”).

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

In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarterhorse races but does not approve the specific live race days.

Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. During December, 2011, Calder filed its race dates request for the 2012-2013 racing season to the Florida DPW. Calder’s 2012-2013 request calls for live racing from July 1, 2012 through December 2, 2012, and from April 1, 2013 through June 30, 2013.

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

Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted twelve days of quarter horseracing in 2011 and plan to offer twelve days of quarter horseracing during 2012.

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

Gaming Regulations

The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines are maintained by a single gaming control board for the regulation of gaming in Louisiana. This board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board could have a material, adverse impact on our business, financial condition and results of operations.

The ownership and operation of casino gaming facilities in the State of Mississippi is subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”). The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenues through taxation and licensing fees; and (6) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations. The failure to comply with the rules and regulations of the Mississippi Commission could have a material, adverse impact on our business, financial condition and results of operations.

The ownership and operation of casino gaming facilities in the State of Florida is subject to extensive state and local regulation, primarily by the Florida Department of Business and Professional Regulation (the “DBPR”), within the executive branch of Florida’s state government. The DBPR is charged with the regulation of Florida’s pari-mutuel, cardroom and slot gaming industries, as well as collecting and safeguarding associated revenues due to the state. The DBPR has been designated by the Florida legislature as the state compliance agency with the authority to carry out the state’s oversight responsibilities in accordance with the provisions outlined in the compact between the Seminole Tribe of Florida and the State of Florida. The laws and regulations of Florida are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The failure to comply with the rules and regulations of the DPBR could have a material, adverse impact on our business, financial condition and results of operations.

J.	Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, web-based interactive gaming and wagering, both legal and, we believe, illegal, is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry and as federal regulations on web-based activities are clarified.

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

All of our racetracks face competition in the simulcast market. Approximately 45,000 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 3,900 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on purse size. In recent years, this competition has increased as more states legalize gaming, allowing slot machines at racetracks with mandatory purse contributions. Over 85 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our ADW business.

Louisville, Kentucky

Churchill Downs faces competition from free-standing casinos and racetracks which are combined with casinos (“racinos”) in neighboring states. Currently, three Indiana casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. Additionally, Hoosier Park operates 2,000 slot machines, and Indiana Downs operates 1,900 slot machines. This has resulted in increased purses at those Indiana racetracks.

During 2009, the Ohio voters passed a referendum to allow five casinos in Ohio, and, during 2011, the state legislature passed legislation allowing Ohio’s seven racetracks to apply for video lottery licenses. During 2012, construction is underway on separate casino projects in Cleveland and Cincinnati. We believe that the potential expansion of gaming at Ohio racetracks could provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses.

On October 28, 2011, Aqueduct Racetrack opened a gaming facility with more than 2,400 video lottery terminals and electronic table games. An additional 2,500 gaming machines were added in December 2011 as part of a further expansion of the facility. As a result of the addition of gaming activities, New York purse payments in 2012 may increase by $30 million from 2011 purse levels. These enhanced purses could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.

These developments may result in Ohio and New York racetracks attracting horses that would otherwise race at Kentucky racetracks, including Churchill Downs, thus negatively affecting the number of starters and purse size which, in turn, may have a negative effect on handle. In addition, we believe the opening of four land-based, free-standing casinos in Ohio may likewise have a material, adverse impact on our business, financial condition and results of operations.

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

On November 9, 2011, we petitioned the Florida Supreme Court to grant discretionary review of Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC, and reverse the Florida First Appellate Court’s decision which allows for the opening of a slot machine facility at Hialeah Race Course, located approximately twelve miles from Calder. The operation of a slot machine facility at Hialeah Race Course could have a material, adverse impact on our business, financial condition and results of operations.

Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current pari-mutuel taxation structure. Should such legislation be enacted, it could increase competition and have a material, adverse impact on our business, financial condition and results of operations.

Chicago, Illinois

Arlington Park competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are ten riverboat casino operations that draw from the Chicago market including Rivers Casino, which opened in July 2011, in Des Plaines, Illinois. Additionally, Native American gaming operations in Wisconsin may adversely affect Arlington Park.

New Orleans, Louisiana

Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. With over 600 slot machines, Fair Grounds competes with Harrah’s land-based casino, which is the largest and closest competitor to Fair Grounds. Fair Grounds also faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.

Greenville, Mississippi

Harlow’s competes in Mississippi with a variety of riverboat and land-based casinos. Our principal local competitors are Lighthouse and Jubilee casinos in Greenville, which will be combined by Tropicana Entertainment into a single, renovated property during 2012. Harlow’s also faces regional competition from a casino in Lula, Mississippi and from two locations in Arkansas. Both Arkansas locations offer pari-mutuel wagering on live and simulcast racing and other electronic games of skill such as blackjack, video poker, and electronic roulette. In addition, “Historical Racing” machines (“HRM”) are offered at one of the Arkansas locations.

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

Advance Deposit Wagering

TwinSpires competes with other ADW businesses for both customers and racing content, and TwinSpires also competes with online gaming sites. Our competitors include, but are not limited to, Betfair Limited (d/b/a TVG), the SG (d/b/a XpressBet), Premier Turf Club, Lien Games, AmWest Entertainment, The New York Racing Association, Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.

In response to increased competition from other gaming options, we continue to seek new sources of revenue. We are focused on product innovation, marketing initiatives and customer relationships. We also seek to offer the widest array of racing content from throughout the world, and where available, we will take advantage of geographical expansion. All of our activities are highly dependent on the regulatory environment and legal developments within federal and individual state jurisdictions.

Totalizator Business

We acquired United Tote through our acquisition of Youbet on June 2, 2010. United Tote provides totalizator services, which accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner to patrons who wager on horseraces. Our competitors are primarily Sportech and AmTote International, Inc. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies. United Tote competes primarily on the basis of the design, performance, reliability and pricing of its products and contract services.

United Tote has contracts to provide totalizator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalizator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.

K.	Legislative Changes

Federal

Unlawful Internet Gambling Enforcement Act of 2006

On October 13, 2006, President Bush signed into law the “Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The UIGEA prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. The UIGEA declares that nothing in the act may be construed to prohibit any activity allowed by the Interstate Horseracing Act of 1978 (the “IHA”). The UIGEA also contains a “Sense of Congress,” which explicitly states that it is not intended to criminalize any activity currently permitted by federal law. The Secretary of the Treasury was directed to promulgate regulations to enforce the provisions of the UIGEA within 270 days. The Secretary was further directed to ensure the regulations do not prohibit any activity which is excluded from the definition of unlawful internet gambling, including those activities legal under the IHA. On November 12, 2008, the Department of Treasury and the Federal Reserve Board issued final rules and regulations to implement the UIGEA which required compliance by December 1, 2009. Unfortunately, these rules and regulations did not prevent financial firms from blocking all internet gambling transactions even if such activity was legal and, in fact, at least one financial institution issued an initial policy that blocked all internet gambling transactions.

On November 28, 2009, the effective date of the UIGEA regulations was delayed until June 1, 2010. We worked diligently with the National Thoroughbred Racing Association and other interested parties including Visa, MasterCard, and the banking industry, to distinguish ADW businesses from unlawful internet gaming. In preparation for the June 1, 2010, deadline, Visa and MasterCard issued separate bulletins that provided a framework for legal internet gambling transactions. Consistent with the intent of the UIGEA regulations, the legal internet gaming exception included horseracing, lottery, and dog racing transactions. TwinSpires was able to meet the stringent requirements for legal internet gambling certifications by both MasterCard and Visa by the June 1, 2010, deadline. Subsequent to the closing of the Youbet acquisition, we worked to harmonize the certifications for Youbet and TwinSpires, and we are continuing to work with MasterCard, Visa and the banking industry to minimize the impact of the UIGEA on our ADW businesses. Although TwinSpires and Youbet have been approved to offer internet gambling transactions under the UIGEA by multiple credit card companies and financial institutions, the willingness of issuing banks to accept these transactions is uncertain. While we have not seen a significant increase in credit card declinations, we believe that issuing banks’ unwillingness to accept these transactions could have a material, adverse impact on our business, financial condition and results of operations.

Wire Act of 1961 – Federal Clarification

On December 23, 2011, the U.S. Department of Justice clarified its position on the Wire Act of 1961 (the “Wire Act”), which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined, in a written memorandum, that the Wire Act applied only to a sporting event or contest but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department opinion could be interpreted to allow Internet gaming on an intrastate basis. Legislation to legalize online poker was signed into law in Nevada during 2001, but implementation was contingent upon receiving affirmation from the Department of Justice that intrastate online poker was permissible. The Department of Justice opinion could allow Nevada to promulgate regulations to license and regulate an intrastate gaming system. In addition, legislation has been filed in several other states, including California, Florida, Hawaii, Iowa, Massachusetts, Mississippi and New Jersey to legalize various forms of online wagering. We anticipate that there will be actions taken by various state legislatures to either further enable or further limit Internet gaming opportunities for their residents and businesses. At this point, we do not know to what extent intrastate Internet gaming could affect our business, financial condition and results of operations.

Other Federal Legislation

During 2011, two major pieces of Internet gaming legislation were introduced in the United States Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would grant the Secretary of the Treasury regulatory and enforcement jurisdiction over Internet gaming. Though wagering on sports is excluded, it would expand Internet gaming beyond poker. HR 1174 was referred to the House Financial Services Committee. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (“HR 2366”), mirrors many of the safeguard provisions proffered in HR 1174, however it limits Internet gaming to poker only. It has been referred to the House Commerce Committee. It is unclear to what extent such federal regulations could have on our business, financial condition and results of operations.

District of Columbia

In January 2011, the District of Columbia passed the Lottery Modernization Act (the “Lottery Act”), which authorized the District of Columbia to offer games of skill and chance via the Internet. All transactions were restricted to patrons located within the city’s geographic borders. In February 2012, the Finance and Revenue Subcommittee of the District of Columbia City Council voted to repeal the measure, leaving the future of online gaming in the District of Columbia uncertain.

Florida

Hialeah Race Course

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact and which made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. Portions of Chapter 2009-170, Laws of Florida purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19, Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course (“Hialeah”), located approximately twelve miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, in a lawsuit styled Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC (Case No. 2010-CA-2132), Calder challenged the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23 of the Florida Constitution when it expands the limits set in the constitution for slot machine licenses. The Leon County Circuit Court held the statute to be valid, and an appeal to the Florida First District Court of Appeal was unsuccessful. On November 9, 2011, we petitioned the Florida Supreme Court to grant discretionary review of the First Appellate Court’s decision. The Florida Supreme Court has not ruled on our petition. If the Florida Supreme Court does not reverse the lower court’s ruling, the operation of a slot machine facility at Hialeah could have a material adverse impact on our business, financial condition and results of operations.

On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. Discovery in this case has been stayed pending the resolution of another case involving these parties currently being appealed to the Florida Supreme Court.

Destination Resort Casinos

Legislation was introduced and debated in the Florida legislature to legalize Vegas-style destination resort casinos. During the 2011 and 2012 legislative sessions, efforts to pass this legislation were unsuccessful. We anticipate that proposals to authorize three “destination resort casinos” in Florida will be introduced in subsequent sessions of the Florida legislature. Such casinos may be subject to taxation rates lower than the current pari-mutuel taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations.

Kentucky

Constitutional Amendment Legislation

On February 14, 2012, Kentucky Senate Bill 151 (“SB 151”) was introduced in the Kentucky legislature. This measure would have authorized up to seven casinos in Kentucky subsequent to an affirmative vote of the citizens of the Commonwealth. On February 23, 2012, SB 151 failed to win passage in the Kentucky Senate. As of the date of filling of this Annual Report on Form 10-K, it is too early to determine whether similar legislation could be proposed in the future.

Historical Racing Machines

On July 20, 2010, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened an HRM facility with approximately 200 HRMs, and during February 2012, the KHRC approved the installation of 75 additional HRMs at such facility. Ellis Park Racetrack announced during 2011 that it intends to install and begin operating approximately 250 HRMs during 2012.

Despite the approval of the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of regulations enacted. We do not expect to make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the intervening adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. The intervening adverse party’s brief was due on August 23, 2011, and the Company’s brief was due sixty days thereafter. However, on September 1, 2011, the intervening adverse party filed an injunction for the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. The Company has made the appropriate filings with the appellate court and is awaiting its ruling.

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

ADW Regulations

Legislation was introduced on February 8, 2011 to clarify state regulatory authority over ADW companies. The legislation seeks to provide jurisdiction over wagering made within the Commonwealth of Kentucky. Prior legislation purported to provide jurisdiction over wagers made on Kentucky product regardless of which jurisdiction the wager was located. During January 2012, the Kentucky House of Representatives introduced House Bill 229, which would impose an excise tax of 0.5% on all advance deposit wagering placed by Kentucky residents. The state’s general fund would receive 15% of the excise tax, with the remaining 85% to be shared equally between the state’s racetracks and horsemen. This legislation has been passed by the Kentucky House of Representatives and is awaiting action by the Kentucky Senate. Depending on the final form of the proposed legislation, the enactment of such legislation could have a material, adverse impact on our business, financial condition and results of operations.

Illinois

Expanded Gaming Legislation

On May 31, 2011, Senate Bill 744 (“SB 744”) was passed by the Illinois General Assembly, which would have authorized Arlington Park to operate up to 1,200 slot or video poker machines and would also have authorized Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos would have been eligible to increase the number of gaming machines from the current limit of 1,200 machines to 2,000 machines by 2013. Five new land-based casinos would have been authorized, one of which could have been located in Chicago with 4,000 gaming machines. In addition, slot machines could have been located at O’Hare and Midway airports. Under SB 744, gaming taxes would have been established at a graduated rate that varied from 10% to 40% of gross gaming revenues depending on the level of gross gaming revenues. On October 17, 2011, Governor Quinn issued a statement saying that he did not intend to sign SB 744 as it was proposed.

The legislative supporters of the bill have attempted to address some of the Governor’s stated concerns by drafting a “trailer bill” that would include changes to SB 744. Negotiations are ongoing between the Governor and legislative leaders on this compromise bill, Senate Bill 1849. At this point, we do not know if legislation will be enacted, and if enacted, how it would affect our business, financial condition and results of operations.

Illinois State Bills

On August 25, 2009, Governor Quinn signed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax on wagers made through an ADW business by Illinois residents, with an additional 0.25% pari-mutuel tax capped at $250,000 for all ADW wagering in the aggregate. On October 13, 2009, in accordance with SB 1298, the IRB issued a license to Churchill Downs Technology Initiatives Company to conduct advanced deposit wagering in Illinois. On January 26, 2010, the IRB approved the initiation of rule making to limit the interstate host fee charged to an Illinois-licensed ADW business to no more than 5%. On July 12, 2010, the IRB issued Rule 325.60, which limits the amount of host fees paid by ADW businesses to racetracks outside of Illinois to 5% of handle. On August 31, 2010, the IRB amended Rule 325.60 to set the maximum host fees paid by ADW businesses to racetracks outside of Illinois to 9% of handle. From July 12 to September 1, 2010 TwinSpires and Youbet did not offer certain racetracks’ content to Illinois residents through their wagering platforms. TwinSpires and Youbet are currently offering all their racetracks’ content to Illinois residents. The law sunsets in August 2012 and efforts to remove the sunset will be made in the Spring 2012 legislative session.

In addition, during the spring 2009 legislative session, the Illinois General Assembly passed, and the Governor signed, HB 255, which increases sales taxes on candy, grooming products, certain beverages, liquor, beer, license plates and driver’s license fees for the purpose of funding state capital spending initiatives. HB 255 also allows retail liquor establishments, truck stops and fraternal organizations to operate up to five video poker machines, for which tax monies generated from this gaming would also be used for the state capital spending initiatives. Racetracks and OTBs are excluded from the operation of these video poker machines. While the expansion of video poker throughout Illinois may have a negative impact on other current forms of legalized gaming, including pari-mutuel wagering on horseracing, over 60 local governments in Illinois have recently taken action to ban video poker in their communities. On January 26, 2011, a state appellate court ruled that the law was unconstitutional in that it violated the “single subject rule” in the state constitution. The Illinois Supreme Court overturned that ruling.

Horse Racing Equity Trust Fund

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboats paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. See Item 3. “Legal Proceedings” of this Annual Report on Form 10-K for further discussion of ensuing litigation with respect to the Horse Racing Equity Trust Fund.

Horse Racing Equity Fund – Tenth Riverboat License

Under legislation enacted in 1999, the Illinois Horse Racing Equity Fund is scheduled to receive amounts up to 15% of the adjusted gross receipts earned on an annual basis from state tax generated by the tenth riverboat casino license granted in Illinois. The funds will be distributed to racetracks in Illinois and may be utilized for purses as well as racetrack discretionary spending. In addition, the holders of the original nine riverboat licenses who paid monies into the HRE Trust Fund will no longer be required to pay monies into that fund. During December 2008, the Illinois Gaming Board awarded the tenth license to Midwest Gaming LLC to operate a casino in Des Plaines, Illinois. This casino opened during July 2011. The Illinois racing industry will be entitled to receive an amount equal to 15% of the adjusted gross receipts of this casino from the gaming taxes generated by that casino. However, these funds must be appropriated by the state, and the current fiscal year budget contains no such appropriation.

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

Host Days

During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel activity throughout Illinois. The IRB has appointed Arlington Park the host track in Illinois during January and February of 2012 for 44 days, which is an increase of three days compared to the same period of 2011. Arlington Park’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington Park is designated host track could have a material, adverse impact on our business, financial condition and results of operations.

Ohio

In November 2009, Ohio voters passed a referendum to allow five casinos in Ohio, with opening dates from 2012 through 2013. At this point, we do not know the effect of this competition on our business, financial condition and results of operations.

On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. The Ohio Lottery Commission is authorized to install video lottery terminals, and it is expected that approximately 14,000 of the video lottery terminals will be installed at the Ohio racetracks during 2012. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. At this point, we do not know how this legislation could affect our business, financial condition and results of operations.

Texas

On September 1, 2011, Texas House Bill 2271 (“HB 2271”) became effective. HB 2271 imposes certain restrictions on the acceptance of wagers on horse and greyhound races from, and the placing of such wagers by, a person in Texas. Such restrictions cover wagers placed in person, via the telephone and via the Internet. The potential effects of HB 2271 on our business, financial condition and results of operations cannot be determined at this time.

New York

During December 2011, the Governor of New York announced his support for a constitutional amendment to expand Las Vegas-style casino gaming on non-Indian lands. Such a change in the state constitution would require two successive sessions of the state legislature followed by a statewide referendum by voters. The earliest that a statewide vote could occur would be November 2013. An expansion of gaming in New York could include expanded incentives for the horse racing industry. This could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.

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

Several bills to regulate this activity have been introduced during the 2012 session. It is unclear whether any of these proposals will emerge from the Mississippi Senate Public Health and Welfare Committee. At this point, we do not know how this legislation could affect our business, financial condition and results of operations.

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

The California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering during February 2012. Further action on the proposed regulations drafted by CHRB has been postponed until concerns raised by a variety of stakeholders could be addressed. Should the CHRB proceed with regulations allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

New Jersey

On January 31, 2011, the Governor of New Jersey signed a bill that approved exchange wagering on horseracing by New Jersey residents and on New Jersey racetracks. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, which may be accepted by a second customer. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. In addition, the Governor approved a second bill that would allow for single pool wagering. This type of wagering combines all wagers of all bet types into one pool, but payouts are still determined by the amount of money bet on the winning horse or combination of horses.

As of the date of the filing of this Annual Report on Form 10-K, we do not know the impact that the approval of exchange and single pool wagering could have on our business, financial condition and results of operations.

L.	Environmental Matters

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a property may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

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

As of December 31, 2011, we employed approximately 2,000 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2011, average full-time and seasonal employment per pay period was approximately 4,000 individuals Company-wide.

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

General economic trends are unfavorable

The recent, severe economic downturn and adverse conditions in local, regional, national and global markets, including the current sovereign debt crises, have negatively impacted our operations and may continue to do so for an indeterminate period of time. Although there is a growing confidence that the U.S. economy has resumed growth following the recent economic crises, there remains risk that the recovery will be short-lived, that the recovery may not include the industries or markets in which we operate, or the downturn may resume. Our access to, or cost of, credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.

Our business is sensitive to consumer confidence and reductions in consumers’ discretionary spending, which may result from the recent economic conditions, unemployment levels and other changes we cannot accurately predict

Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which have been adversely affected by recent economic conditions and the persistence of elevated levels of unemployment. Further declines in the residential real estate market, higher energy and transportation costs, changes in consumer confidence, increases in individual tax rates, and other factors that we cannot accurately predict may reduce the disposable income of our customers. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities and online wagering sites, and may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles. Decreases in consumer discretionary spending could affect us even if it occurs in other markets. For example, reduced wagering levels and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers. Accordingly, any significant loss of customers or decline in wagering could have a material adverse impact on our business, financial condition and results of operations.

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

Our credit facilities contain restrictions that limit our flexibility in operating our business

Our credit facilities contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged and will pledge a significant portion of our assets as collateral under our credit facilities. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness and our lenders could proceed against the collateral we have granted them.

Under our credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.

If the indebtedness under our credit facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

We may adversely infringe on the intellectual property rights of others

In the course of our business, we may become aware of potentially relevant patents or other intellectual property rights held by other parties. Many of our competitors as well as other companies and individuals have obtained, and may obtain in the future, patents or other intellectual property rights that concern products or services related to the types of products and services we currently offer or may plan to offer in the future. We evaluate the validity and applicability of these intellectual property rights and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products and services if we become subject to litigation relating to intellectual property infringement.

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

We are susceptible to unauthorized disclosure of our source code

We may not be able to protect our computer source code from being copied if there is an unauthorized disclosure of source code. We take significant measures to protect the secrecy of large portions of our source code. If unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality; which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.

We depend on key personnel

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team including Robert L. Evans, our Chairman of the Board and Chief Executive Officer. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other gaming companies. In addition, certain of our key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find a key employee unsuitable for licensing, we may be required to sever the employee relationship. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

Catastrophic events could cause a significant and continued disruption to our operations

A disruption or failure in our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, Churchill Downs, Harlow’s, Fair Grounds and its related OTBs and Calder could all be adversely affected by flooding or hurricanes. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, our coverage is subject to deductibles, exclusions and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if their operations are disrupted or face prolonged closure as a result of natural disasters in the future, or if natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, the disruption could have a material, adverse impact on our business, financial condition and results of operations.

Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there were a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.

Our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

Work stoppages and other labor problems could negatively impact our future plans

Some of our employees are represented by labor unions. A strike or other work stoppage at one of our properties could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business

We receive, store and process personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

In the area of information security and data protection, many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Improper disclosure of personal data could result in liability and harm to our reputation

We store and process increasingly large amounts of personally identifiable information of our customers, which may include names, addresses, phone numbers, social security numbers, email addresses, contact preferences and payment account information. For example, we store personal information from Twinspires.com account holders, from our gaming customers’ rewards accounts and from ticket sales at our racetracks. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Any violation of the Foreign Corrupt Practices Act or applicable anti-money laundering regulations could have a negative impact on us

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any violation of FCPA regulations could have a material, adverse impact on our business, financial condition and results of operations.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material, adverse impact on our business, financial condition and results of operations.

A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers

The integrity of the horseracing, gaming and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A loss of confidence in the fairness of our industries could significantly lower attendance, amounts wagered and reduce revenues.

Risks Related to Our Racing Operations

Our racing operations are highly regulated, and changes in the regulatory environment could adversely affect our business

Our racing business is subject to extensive state and local regulation, and we depend on continued state approval of legalized gaming in states where we operate. Our wagering and racing facilities must meet the licensing requirements of various regulatory authorities, including authorities in Kentucky, Illinois, Louisiana and Florida. To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our racetracks. However, we may be unable to maintain our existing licenses. The failure to attain, loss of or material change in our racing business licenses, registrations, permits or approvals may materially limit the number of races we conduct, and could have a material adverse impact on our business, financial condition and results of operations.

In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. For example, in Florida, a thoroughbred racetrack conducting a live meet has control over hosting out-of-state racing signals and receives commissions on wagers placed at other racetracks throughout the state. When two thoroughbred racetracks operate live meets concurrently, both have the opportunity to be the “host track” for out-of-state signals, and other Florida racetracks must choose a single live racetrack to host their pari-mutuel wagering. Calder is the only live racetrack in Florida for the majority of its racing season and it could be adversely affected if another track conducted a meet with more overlapping dates. Likewise, in Illinois the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington Park or Calder cease to be as “host tracks” during these periods, the loss of hosting revenue could have an adverse impact on our business, financial condition and results of operations. In addition, Arlington Park is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington Park’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business, financial condition and results of operations.

We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material, adverse effect on our business, financial condition and results of operations.

Economic trends specific to the horse racing industry are unfavorable

Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. These economic trends can impact the financial viability of other industry constituents, making collection of amounts owed to us uncertain. For example, during the year ended December 31, 2010, we recognized $1.1 million of bad debt expense, net of purses, resulting from the bankruptcy filing of New York City Off-Track Betting Corporation (“NYCOTB”). During 2009, NYCOTB filed for Chapter 9 bankruptcy and on January 25, 2011, its Chapter 9 bankruptcy case was dismissed by the United States Bankruptcy Court for the Southern District of New York, and NYCOTB ceased operations. We will continue to closely monitor participants’ operational viability within the industry and any related collection issues which could potentially have a material, adverse impact on our business, financial condition or results of operations.

Our racing business faces significant competition, and we expect competition levels to increase

All of our racetracks face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions, and we expect the number of competitors to increase. See subheading “J. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of racing industry competition.

All of our racetracks face competition in the simulcast market. Approximately 45,000 thoroughbred horse races are conducted annually in the United States. Of these races, we host approximately 3,900 races each year, or around eight percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines, at racetracks with mandatory purse contributions.

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

The popularity of horse racing is declining

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to Equibase, pari-mutuel handle in the U.S. declined 7.3% between 2010 and 2009 and declined 5.7% during 2011 compared to the same period in 2010. We believe lower interest in racing may have a negative impact on revenues and profitability in our racing business, as well as our ADW business, which is dependent on racing content provided by our racing business and other track operators. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material, adverse impact on our business, financial condition and results of operations.

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

We may not be able to attract a sufficient number of horses and trainers to achieve full field horseraces

We believe that patrons prefer to wager on races with a large number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horseraces. Our ability to attract full fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases such as the neurologic form of Equine Herpes Virus-I and Strangles. If any of our racetracks is faced with a sustained outbreak of a contagious equine disease, it would have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetracks and a competitive purse structure, our profitability could also decrease.

We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. For example, Churchill Downs and Arlington Park are experiencing heightened competition from racinos in Indiana, Pennsylvania, Delaware and West Virginia whose purses are supplemented by gaming revenues. In addition, the opening of the Genting New York Resort at Aqueduct racetrack is expected to raise purses by 36% at New York racetracks during 2012 as compared to 2011. Ohio has authorized four land-based casinos by voter referendum and video lottery terminals at seven Ohio racetracks through executive order.

Our failure to attract full fields could have a material, adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing

Since horseracing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be cancelled and/or attendance to be lower, resulting in reduced wagering. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at any of our racetracks, it could have a material, adverse impact on our business, financial condition and results of operations.

We depend on agreements with industry constituents including horsemen and other racetracks

The IHA, as well as various state racing laws, require that we have written agreements with the horsemen at our racetracks in order to simulcast races, and, in some cases, conduct live racing. Certain industry groups negotiate these agreements on behalf of the horsemen (the “Horsemen’s Groups”). These agreements provide that we must receive the consent of the Horsemen’s Groups at the racetrack conducting live races before we may allow third parties to accept wagers on those races. In addition, the agreements between other racetracks and their Horsemen’s Groups typically provide that those racetracks must receive consent from the Horsemen’s Groups before we can accept wagers on their races. For example, from time to time, the Thoroughbred Owners of California, the Horsemen’s Group representing horsemen in California, the Florida Horsemen’s Benevolent and Protective Association, Inc. (the “FHBPA”) which represents horsemen in Florida and the Kentucky Horsemen’s Benevolent and Protective Association (“KHBPA”) have withheld their consent to send or receive racing signals among racetracks. Further, the IHA and various state laws require that we have written agreements with Horsemen’s Groups at our racetracks in order to simulcast races on an export basis. In addition, our simulcasting agreements are generally subject to the consent of these Horsemen’s Groups. Failure to receive the consent of these Horsemen’s Groups for new and renewing simulcast agreements could have a material, adverse impact on our business, financial condition and results of operations.

We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder to have an agreement with the FHBPA governing the contribution of a portion of revenues from slot machine gaming to purses on live thoroughbred races conducted at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association (the “FTBOA”) governing the contribution of a portion of revenues from slot machines gaming to breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming.

It is not certain that we will be able to maintain agreements with, or to obtain required consent from, Horsemen’s Groups. We currently negotiate formal agreements with the applicable Horsemen’s Groups at Fair Grounds, Arlington Park and Calder on an annual basis. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.

In addition, we have agreements with other racetracks for the distribution of racing content through both the import of other racetracks’ signals for wagering at our properties and the export of our racing signal for wagering at other racetracks’ facilities. From time to time, we are unable to reach agreements on terms acceptable to us. As a result, we may be unable to distribute our racing content to other locations or to receive other racetracks’ racing content for wagering at our racetracks. The inability to distribute our racing content could have a material, adverse impact on our business, financial condition and results of operations.

Horse racing is an inherently dangerous sport and our racetracks are subject to personal injury litigation

Although we carry insurance at each of our racetracks to cover personal injuries which may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.

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

Our business depends on utilizing and providing totalizator services

Our customers utilize information provided by United Tote and other totalizator companies that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horseraces. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horseracing. In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

United Tote also has contracts to provide totalizator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Its totalizator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalizator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.

Risks Related to Our Gaming Business

Our gaming business is highly regulated and changes in the regulatory environment could adversely affect our business

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

Our gaming business faces significant competition, and we expect competition levels to increase

Our gaming operations operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Our gaming operations also face competition from Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors, which may adversely affect our ability to compete effectively with them. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry as federal regulations on web-based activities are clarified. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry. In addition, Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations. See subheading “J. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of gaming industry competition.

Our gaming business is geographically concentrated

We conduct our gaming business at three principal locations: Harlow’s in Greenville, Mississippi, Calder Casino in Miami Gardens, Florida, and Fair Grounds Slots in New Orleans, Louisiana. We also operate video poker machines throughout Louisiana through our subsidiary, VSI. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in one or more of the regions in which they operate, it could have a material, adverse impact on our business, financial condition and results of operations.

The development of new gaming venues and the expansion of existing facilities is costly and susceptible to delays, cost overruns and other uncertainties

The Company may decide to develop, construct and open hotels, casinos or other gaming venues in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have a material, adverse impact on our business, financial condition and results of operations.

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

Risks Related to Our Online Business

Our ADW business is highly regulated and changes in the regulatory environment could adversely affect our business

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

Furthermore, many states have considered and are considering interactive and Internet gaming legislation and regulations, which may inhibit our ability to do business in such states. Anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material, adverse impact on our business, financial condition and results of operations. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could have a material, adverse impact to the success of our advance deposit wagering operations.

Our ADW business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business

We are subject to a variety of laws in the United States and abroad, including laws regarding gaming, consumer protection and intellectual property that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories. It is also likely that as our business grows and evolves we will become subject to laws and regulations in additional jurisdictions.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our online services, which could harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of online gaming and impair our business.

Our ADW business faces strong competition, and we expect competition levels to increase

Our ADW business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW businesses. In addition, we face competition from a new wagering product called exchange wagering, a variation of pari-mutuel wagering in which bettors wager directly against one another, establishing their own odds on a horserace. Both California and New Jersey legislatures have approved exchange wagering. Some of our competitors may have greater resources than we do. In addition, we believe that new competitors may enter the ADW business with relative ease because of the low cost of entry. As a result, we anticipate increased competition in our ADW business. It is difficult to predict the impact of increased competition on our ADW business. See subheading “J. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of ADW industry competition.

A recent clarification on the impact of the Federal Wire Act of 1961 on Internet gaming could increase competition

During 2011, the U.S. Department of Justice clarified its position on the Wire Act of 1961 (the “Wire Act”), which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined that the Wire Act applied only to a sporting event or contest, but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department indicated that many forms of online gambling could become legal under federal law, which could include legalized poker and generalized gaming including state lottery wagering. As a result, we anticipate increased competition to our ADW business from various other forms of online gaming. It is difficult to predict the level of increased competition and the impact of increased competition on our ADW business.

Our inability to retain our core customer base or our failure to attract new customers could harm our business

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

System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, cyber-attack or other unforeseen events could harm our business

Our ADW business depends upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, certain risks still exist. Thus, our systems remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber-attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Interruptions in our services or a breach of customers’ secure data could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

We carry insurance covering many of these risks, including network security, first party extortion threats and business interruptions but there are certain exclusions to this coverage. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.

We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction

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

On October 19, 2011, the Company entered into a lease agreement for approximately 30,000 square feet of office space in Louisville, KY. The space will serve as the Company’s new corporate headquarters and is expected to be occupied during the second quarter of 2012.

Additional information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “C. Live Racing,” “D. Simulcast Operations” and “F. Gaming Operations” in Item 1. “Business” of this Annual Report on Form 10-K.

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

The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact on our business, financial condition and results of operations.

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

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. The briefing on this appeal was completed during December 2011, and the parties are awaiting either a ruling or a notice that the appellate court will schedule oral arguments. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently briefing Hawthorne’s appeal.

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

HIALEAH RACE COURSE

On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. Discovery in this case has been stayed pending the resolution of another case involving these parties currently being appealed to the Florida Supreme Court.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. The parties remain engaged in the discovery process, and mediation is scheduled for March 2012.

OTHER MATTERS

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of March 8, 2012, there were approximately 3,838 shareholders of record.

The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2011 - By Quarter				2010 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$44.50	$46.45	$46.95	$53.30	$38.68	$40.92	$37.44	$44.50
Low Sale	$37.58	$39.21	$36.67	$37.39	$33.61	$30.33	$31.84	$35.03
Dividends per share:				$0.60				$0.50

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2011:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/11-
	10/31/11	—		—	—	—
Period 2	11/1/11-
	11/30/11	—		—	—	—
Period 3	12/1/11-
	12/31/11	6,979	(1)	$52.13	—	—

		6,979		$52.13	—	—

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

Set forth below is a line graph comparing the cumulative total return of our common stock, including reinvested dividends, against the cumulative total return of a peer group index and the Russell 2000 Index for the period of five fiscal years commencing December 31, 2006 and ending December 31, 2011. The peer group index used by the Company is the Morningstar Gambling Index, which is a published industry peer index of companies engaged in the leisure and gaming industries. The broad equity market index used by the Company is the Russell 2000 Index, which measures the performance of small and middle capitalization companies. The graph and table depict the result of an investment on December 31, 2006 of $100 in the Company, the Russell 2000 Index and the Morningstar Gambling Index. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Churchill Downs Inc.	$100.00	$127.45	$96.94	$90.49	$106.37	$129.23
Russell 2000 Index	$100.00	$98.44	$65.18	$82.89	$105.16	$100.77
Morningstar Gambling	$100.00	$101.11	$37.33	$55.23	$58.51	$58.04

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
Operations:

Net revenues	$696,854	$585,345	$470,503	$466,194	$449,296

Operating income	$81,010	$31,566	$34,733	$52,779	$33,636

Earnings from continuing operations	$60,795	$19,557	$17,681	$29,148	$17,038

Discontinued operations, net of income taxes
(Loss) earnings from operations	$(1)	$(5,827)	$(853)	$(599)	$55
Gain (loss) on sale of assets	$3,561	$2,623	$—	$—	$(1,362)

Net earnings	$64,355	$16,353	$16,828	$28,549	$15,731

Basic net earnings from continuing operations per common share	$3.59	$1.27	$1.28	$2.10	$1.24

Basic net earnings per common share	$3.80	$1.06	$1.22	$2.06	$1.15

Diluted net earnings from continuing operations per common share	$3.55	$1.26	$1.27	$2.09	$1.23

Diluted net earnings per common share	$3.76	$1.05	$1.21	$2.05	$1.14

Dividends paid per common share	$0.60	$0.50	$0.50	$0.50	$0.50

Balance sheet data at period end:

Total assets	$948,022	$1,017,719	$725,402	$637,667	$624,816

Working capital deficiency	$(28,989)	$(18,556)	$(80,361)	$(29,915)	$(17,979)

Long-term debt	$127,563	$265,117	$71,132	$43,140	$67,989

Convertible note payable, related party	$—	$15,075	$14,655	$14,234	$13,814

Real estate note payable, related party	$—	$—	$24,043	$—	$—

Other Data:

Shareholders’ equity	$584,030	$506,214	$407,022	$393,891	$367,558

Shareholders’ equity per common share	$34.00	$30.55	$29.74	$28.77	$26.88

Additions to property and equipment, exclusive of business acquisitions, net	$22,667	$61,952	$81,940	$40,150	$45,632

Cash flow data at period end:

Net cash provided by operating activities	$173,178	$59,857	$71,047	$78,234	$51,225

Maintenance-related capital expenditures	$14,845	$14,709	$12,276	$14,704	$21,440

Free cash flow(6)	$158,333	$45,148	$58,771	$63,530	$29,785

The selected financial data presented above is subject to the following information:

(1)

During 2011, we recognized $19.3 million as miscellaneous other income for our share of proceeds from the HRE Trust Fund. In addition, during 2011, we recognized $2.7 million of miscellaneous other income and $1.4 million of interest expense as a result of the conversion and the elimination of a short forward contract liability and long put option asset through the issuance of 452,603 shares of common stock associated with a convertible note payable. Finally, during 2011, we recorded a gain in discontinued operations of $3.4 million, net of income taxes, as the final settlement of the contingent consideration provision associated with the sale of our ownership interest in Hoosier Park L.P. during 2007. In addition, we recorded an additional gain in discontinued operations of $0.2 million, net of income taxes, on the sale of Hollywood Park related to the final expiration of an indemnity of certain contractual obligations related to the sale.
(2)	During 2010, CDE ceased operations and recorded a loss from operations before income tax benefit of $9.1 million ($5.8 million, net of income taxes) in discontinued operations. In addition, during 2010, we recognized a gain of $2.6 million, net of income taxes, on the sale of Hollywood Park, upon the partial expiration of an indemnity of certain contractual obligations related to the sale.
(3)	During 2009, we recognized incremental income tax expense from continuing operations of $2.3 million as well as income tax expense from discontinued operations of $1.1 million related to proposed adjustments resulting from an audit of prior year income tax returns by the Internal Revenue Service. In addition, during 2009, we acquired land from a related party for $27.5 million, which was financed partially with a short-term note payable of $24.0 million. Finally, during 2009, we received $24.0 million related to Illinois riverboat subsidies, which was recorded in restricted cash and deferred revenues pending the outcome of a challenge of these subsidies by Illinois riverboats.
(4)	During 2008, we recognized a gain of $17.2 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds from Hurricane Katrina.
(5)	On January 1, 2007, we adopted a newly issued accounting standard under which we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The cumulative effect of adopting this accounting standard was an increase of $0.3 million to unrecognized tax benefits and a corresponding decrease to retained earnings. In addition, during 2007, we recognized a gain of $0.8 million from insurance recoveries, net of losses, related to damages from Hurricane Wilma. Finally, during 2007, we recognized a loss of $1.4 million, net of income tax benefit, related to the sale of Hoosier Park., L.P.
(6)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less maintenance-related (replacement) capital expenditures. Please refer to subheading “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for description of free cash flow and a reconciliation to the most closely related GAAP measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. We offer gaming products through our casino in Mississippi, our slot and video poker operations in Louisiana and our slot operations in Florida.

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

•

TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon. TwinSpires includes the results of operations of Youbet.com, LLC (“Youbet”), an ADW business acquired by the Company on June 2, 2010 and integrated into the TwinSpires platform during 2010;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

3.	Gaming, which includes:

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, a casino and hotel acquired by the Company on December 16, 2010, which operates approximately 900 slot machines, 15 table games and a poker room, a five-story, 105-room attached hotel, and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which opened on January 22, 2010, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana;

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Churchill Downs Simulcast Productions, LLC (“CDSP”), a provider of television production to the racing industry; and

•	Our other minor investments.

During 2011, the continuing overall weakness in the U.S. economy resulted in considerable negative pressure on consumer spending. Pari-mutuel wagering and gaming businesses, which are driven, in part, by discretionary spending and industry competition, continued to weaken and contributed to a decline in our racing operations pari-mutuel handle of 6.4% during the year ended December 31, 2011 compared to the same period of 2010. Total handle for the pari-mutuel industry, according to figures published by Equibase, declined 5.7% during the year ended December 31, 2011 compared to the same period of 2010. Despite the declines in our racing operations, TwinSpires.com handle increased $212.0 million, partially from growth in new customers and an increase in average daily wagering, primarily resulting from our acquisition of Youbet during June 2010. Although there is a growing confidence that the global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business or the downturn may resume. There is a strong likelihood that the recent significant economic downturn has had, and for the foreseeable future will continue to have, a negative impact on our financial performance. We believe that, despite uncertain economic conditions, we are in a strong financial position.

Recent Developments

Ohio Joint Venture

During March 2012, we announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio. The project will involve the relocation of the current operations of Lebanon Raceway to a new location to be selected along the Interstate 75 corridor between Cincinnati and Dayton.

Through the joint venture agreement, we and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both our and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. MVG has entered into an asset purchase agreement through which it will acquire the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley

Trotting Inc., the two entities conducting harness racing at the existing Lebanon Raceway facility at the Warren County Fairgrounds in Lebanon, Ohio. MVG will acquire these assets for an aggregate purchase price of $60 million, of which $10 million will be paid in cash, with the remaining $50 million to be funded thorough a promissory note delivered at closing. An additional $10 million could be paid to the sellers if certain conditions are met with respect to the performance of the VLT facility over time.

We and DNC will contribute, in the aggregate, up to $90 million in equity to fund the asset purchase agreement for the existing racing licenses and racetrack assets, the initial VLT license fees and acquisition costs for the land eventually selected for development. Completion of the asset purchase transaction and development of the new racetrack and VLT gaming facility are subject to regulatory approvals and other customary closing conditions, including the resolution of any outstanding legal challenges threatening the legality of VLT gaming. In the event the transaction is not completed, the operating agreement will be terminated and the joint venture will be liquidated.

Bluff Media Acquisition

During February 2012, we announced the acquisition of the assets of Bluff Media, a multimedia poker content brand and publishing company. The acquisition price is not material to our financial position as of December 31, 2011. Bluff Media’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff Media also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to our intention to further expand and build upon Bluff Media’s current content and business model, we believe this acquisition potentially provides us with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States. The assets and liabilities assumed from the acquisition will not have a material impact on our consolidated financial statements or related disclosures.

Horse Racing Equity Trust Fund

Beginning in 2009, we have received payments from the Horse Racing Equity Trust Fund (the “HRE Trust Fund”) related to subsidies paid by Illinois riverboat casinos in accordance with Public Acts 94-804 and 95-1008 (the “Public Acts”). The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds were to be distributed with approximately 58% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from the Public Acts were placed into an Arlington Park escrow account due to a temporary restraining order (“TRO”) imposed by the United States District Court for the Northern District of Illinois, Eastern Division, pending the resolution of a lawsuit brought by certain Illinois casinos that were required to pay funds to the HRE Trust Fund (“Casinos”), and the monies were recognized as restricted cash and a deferred riverboat subsidy liability on the Company’s Consolidated Balance Sheet. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO.

On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on our ability to access the funds from the HRE Trust Fund held in the escrow account. As of December 31, 2011, we have received $45.4 million in proceeds, of which $26.1 million has been designated for Arlington Park purses. Arlington Park intends to use the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate its racing facility in order to conduct live racing, which we have recognized as miscellaneous other income in our Consolidated Statements of Net Earnings and Comprehensive Earnings for the year ended December 31, 2011.

Hoosier Park Consideration

In accordance with the sale of our ownership interest in Hoosier Park, L.P. (“Hoosier Park”) to Centaur Racing, LLC (“Centaur”) during 2007, we received a promissory note (the “Note”) in the amount of $4.0 million plus interest. The Partnership Interest Purchase Agreement documenting such sale to Centaur also includes a contingent consideration provision whereby we are entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, we did not recognize the contingent consideration at the date of sale.

On March 6, 2010, Centaur and certain of its affiliates filed Chapter 11 bankruptcy petitions in the United States District Court for the District of Delaware. On February 1, 2011, we entered into a settlement agreement with Centaur and its affiliates whereby, subject to the conditions to the implementation of Centaur’s reorganization plan being met, we would receive a cash payment of $8.5 million. On February 18, 2011, the U.S. Bankruptcy Court in Delaware approved Centaur’s reorganization plan and our settlement agreement with Centaur. On October 1, 2011, we received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, we also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which we recognized as a gain in discontinued operations during the year ended December 31, 2011.

Income Taxes

During 2003, we entered into a Tax Increment Financing Agreement (“TIF”) with the Commonwealth of Kentucky. Pursuant to this agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales tax driven by the 2005 renovation of the Churchill facility. During the year ended December 31, 2011, we resolved uncertainties related to the computation of the tax increase and recognized a $3.1 million reduction in operating expenses and a $1.3 million reduction in income tax expense, net of federal taxes related to the years 2005 through 2010 and the year ended December 31, 2011.

During 2011, we received a refund of $8.5 million related to the overpayment of our 2010 federal income taxes and a refund of $1.9 million related to an amended prior year federal income tax return that served to adjust state lobbying expense deductions.

Convertible Note Payable Conversion

During 2004, we acquired 452,603 shares of our common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible at any time at the option of the shareholder into shares of our common stock. During the year ended December 31, 2011, the shareholder exercised his conversion right, and the convertible note payable with a related party was paid through the issuance of 452,603 shares of our common stock. We recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion and the elimination of the short forward contract liability and long put option asset. The conversion of the note payable resulted in a favorable impact on net earnings of approximately $0.8 million during the year ended December 31, 2011.

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs, which sustained damage to its stable area, as well as several other buildings on the backside of the racetrack. The Company cancelled one day of its live racing meet as a result of the incident. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.5 million deductible. During March 2012, we finalized our insurance claim. For the year ended December 31, 2011, we received $1.0 million and recorded insurance recoveries in excess of losses of $0.6 million as a reduction of selling, general and administrative expenses.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, we announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of December 31, 2011, we have recorded a reduction of property and equipment of $8.5 million and incurred $1.4 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. We are currently working with our insurance carriers to finalize our claim, and, during the year ended December 31, 2011, we received $3.5 million in partial settlement of our claim. We received an additional $5.0 million during January 2012.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. We recorded a reduction of property and equipment of $1.4 million and incurred $1.1 million in repair expenditures with an offsetting insurance recovery receivable for the estimated wind damage. We filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $2.7 million from our insurance carriers during February 2012. We will recognize insurance recoveries in excess of losses of $0.9 million as a reduction of selling, general and administrative expenses during the three months ending March 31, 2012.

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

We review the carrying values of goodwill at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner as when determining the amount of goodwill recognized in a business combination.

We consider our slots gaming rights and trademark intangible assets as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely, as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently, if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is recognized.

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

During 2012, we intend to adopt FASB ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying value. We do not expect this adoption to have a material impact on our consolidated financial statements.

Our business can be impacted positively and negatively by legislative and regulatory changes, by economic conditions and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and indefinite-lived intangible assets in accordance with generally accepted accounting principles.

Additional information regarding how our business can be impacted by competition and legislative changes is included in subheading “J. Competition” and subheading “K. Legislative Changes”, respectively, in Item 1. “Business” of this Annual Report on Form 10-K.

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

Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities, measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

We maintain an allowance for doubtful accounts receivable that we have deemed to have a high risk of uncollectibility. We analyze historical collection trends and customer creditworthiness when evaluating the adequacy of our allowance for doubtful accounts receivable. Any changes in our assumptions or estimates could impact our bad debt expense and results of operations.

In 2011, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consolidated Net Revenues

Our net revenues and earnings are significantly influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and Kentucky Oaks. Information regarding racing dates at our facilities for 2012 and 2011 is included in Subheading “C. Live Racing” in Item 1. “Business” of this Annual Report on Form 10-K.

In the prior year classification of our Consolidated Statement of Net Earnings and Comprehensive Earnings, we included admissions, sponsorships and licensing rights, food and beverage sales and similar items in other operating net revenues. During 2011, we expanded the classification of our Consolidated Statements of Net Earnings and Comprehensive Earnings to include net revenues and operating expenses associated with our Racing Operations, Gaming, Online Business and Other Investments operating segments. These reclassifications, which had no impact on operating income, results of operations, or cash flows, are defined as follows:

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

Other: net revenues and corresponding operating expenses generated by United Tote Company and United Tote Canada (collectively “United Tote”), the Company’s provider of pari-mutuel wagering systems. In addition, it includes the operations of Churchill Downs Simulcast Productions (“CDSP”), the Company’s provider of television production services and miscellaneous corporate operating revenue.

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

Our customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for our gaming locations, offer incentives to customers who wager at our racetracks or wager at our gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned. Under the TwinSpires Club program, the estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. Under the Player’s Club program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance. As of December 31, 2011 and 2010, the reward point liability was $2.6 million and $2.7 million, respectively.

Approximately 51% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned on live racing and import simulcasting at our various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 5.0%.

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

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs ‘09 Change
	2011	2010	2009	$	%	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$603,328	$622,651	$648,805	$(19,323)	-3%	$(26,154)	-4%
Net pari-mutuel revenues	$52,851	$53,516	$54,812	$(665)	-1%	$(1,296)	-2%
Commission %	8.8%	8.6%	8.4%

Arlington Park
Total handle	$547,600	$576,012	$733,107	$(28,412)	-5%	$(157,095)	-21%
Net pari-mutuel revenues	$60,343	$61,826	$75,795	$(1,483)	-2%	$(13,969)	-18%
Commission %	11.0%	10.7%	10.3%

Calder
Total handle	$534,940	$600,038	$672,625	$(65,098)	-11%	$(72,587)	-11%
Net pari-mutuel revenues	$59,151	$67,828	$73,025	$(8,677)	-13%	$(5,197)	-7%
Commission %	11.1%	11.3%	10.9%

Fair Grounds
Total handle	$340,784	$365,466	$432,511	$(24,682)	-7%	$(67,045)	-16%
Net pari-mutuel revenues	$35,689	$37,474	$41,454	$(1,785)	-5%	$(3,980)	-10%
Commission %	10.5%	10.3%	9.6%

Total Racing Operations
Total handle	$2,026,652	$2,164,167	$2,487,048	$(137,515)	-6%	$(322,881)	-13%
Net pari-mutuel revenues	$208,034	$220,644	$245,086	$(12,610)	-6%	$(24,442)	-10%
Commission %	10.3%	10.2%	9.9%

Online Business
Total handle	$800,170	$588,135	$329,653	$212,035	36%	$258,482	78%
Net pari-mutuel revenues	$155,836	$114,951	$65,412	$40,885	36%	$49,539	76%
Commission %	19.5%	19.5%	19.8%

Eliminations
Total handle	$(125,705)	$(105,968)	$(99,639)	$(19,737)	19%	$(6,329)	6%
Net pari-mutuel revenues	$(11,567)	$(9,349)	$(7,115)	$(2,218)	24%	$(2,234)	31%

Total
Handle	$2,701,117	$2,646,334	$2,717,062	$54,783	2%	$(70,728)	-3%
Net pari-mutuel revenues	$352,303	$326,246	$303,383	$26,057	8%	$22,863	8%
Commission %	13.0%	12.3%	11.2%

NM:    Not meaningful                U: > 100% unfavorable                F: >100% favorable

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010 (1)	2009	$	%	$	%
Calder Casino
Net gaming revenues	$80,511	$63,035	$227	$17,476	28%	$62,808	F
Slot handle	$1,040,655	$782,630	$—	$258,025	33%	$782,630	NM
Net slot revenues	$75,593	$60,238	$—	$15,355	25%	$60,238	NM
Average daily net win per slot machine	$171	$144	$—	$27	19%	$144	NM
Average daily number of slot machines	1,209	1,213	—	(4)	NM	1,213	NM
Average daily poker revenue	$13,476	$7,664	$3,393	$5,812	76%	$4,271	F

Fairgrounds Slots and video poker
Net gaming revenues	$75,320	$73,224	$70,579	$2,096	3%	$2,645	4%
Slot handle	$427,207	$418,691	$430,042	$8,516	2%	$(11,351)	-3%
Net slot revenues	$40,268	$39,253	$37,885	$1,015	3%	$1,368	4%
Average daily net win per slot machine	$177	$178	$171	$(1)	-1%	$7	4%
Average daily number of slot machines	625	605	606	20	3%	(1)	NM
Average daily video poker revenue	$96,033	$93,070	$89,571	$2,963	3%	$3,499	4%
Average daily net win per video poker machine	$129	$126	$121	$3	2%	$5	4%
Average daily number of video poker machines	742	741	740	1	NM	1	NM

Harlow’s Casino
Net gaming revenues	$52,158	$2,614	$—	$49,544	F	$2,614	NM
Slot handle	$610,255	$30,730	$—	$579,525	F	$30,730	NM
Net slot revenues	$46,289	$2,370	$—	$43,919	F	$2,370	NM
Average daily net win per slot machine	$157	$182	$—	$(25)	-14%	$182	NM
Average daily number of slot machines	868	850	—	18	2%	850	NM
Average daily poker revenue	$880	$956	$—	$(76)	-8%	$956	NM
Average daily net win per table	$894	$798	$—	$96	12%	$798	NM
Average daily number of tables	15	15	—	—	NM	15	NM

Total
Net gaming revenues	$207,989	$138,873	$70,806	$69,116	50%	$68,067	96%

NM:    Not meaningful                U: > 100% unfavorable                F: >100% favorable

The gaming activity presented above is subject to the following information:

(1)	On December 16, 2010, we completed the acquisition of Harlow’s, whose results are presented in 2010 from the date of acquisition through December 31, 2010.

The following table sets forth, for the periods indicated, total revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
No. of live race days	368	382	407	(14)	-4%	(25)	-6%
Net revenues:
Racing Operations	$298,270	$307,544	$324,570	$(9,274)	-3%	$(17,026)	-5%
Gaming	212,629	142,273	71,875	70,356	49%	70,398	98%
Online Business	165,416	121,407	71,986	44,009	36%	49,421	69%
Other	20,539	14,121	2,072	6,418	45%	12,049	F

Total net revenues	$696,854	$585,345	$470,503	$111,509	19%	$114,842	24%

Operating income	$81,010	$31,566	$34,733	$49,444	F	$(3,167)	-9%
Operating income margin	12%	5%	7%
Earnings from continuing operations	$60,795	$19,557	$17,681	$41,238	F	$1,876	11%
Diluted net earnings from continuing operations per common share	$3.55	$1.26	$1.27

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Our total net revenues increased $111.5 million primarily related to the continuing expansion of our Gaming and Online Business segments, including the effects of the Youbet and Harlow’s acquisitions. Harlow’s, which was acquired during December 2010, generated $53.2 million of total net revenues despite its closure for twenty-five days during the year ended December 31, 2011 due to the Mississippi River flooding. Calder Casino, which opened on January 20, 2010, increased total revenues by $17.6 million, compared to the same period of 2010 reflecting performance driven by what we believe is an improved economy in South Florida, a revised marketing strategy executed during 2011 and the effect of a full year of operations during 2011. Revenues generated by the Online Business segment increased $44.0 million during the year ended December 31, 2011, compared to the same period of 2010 primarily reflecting the acquisition of Youbet during the second quarter of 2010. We benefitted from a full year of operations of Youbet during the year ended December 31, 2011 compared to approximately seven months of operations during the year ended December 31, 2010. Racing Operations revenues declined $9.3 million as continued declines in pari-mutuel racing were partly offset by improvements in Kentucky Derby week performance. Finally, other operating revenues increased $6.4 million predominantly due to revenues generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Further discussion of net revenue variances by our reported segments is detailed below.

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

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Purses & pari-mutuel taxes	$125,635	$127,600	$134,606	$(1,965)	-2%	$(7,006)	-5%
Gaming taxes	52,026	44,131	14,992	7,895	18%	29,139	U
Depreciation/amortization	55,170	46,524	30,256	8,646	19%	16,268	54%
Other operating expenses	318,484	273,090	204,962	45,394	17%	68,128	33%
SG&A expenses	64,529	62,434	50,954	2,095	3%	11,480	23%

Total expenses	$615,844	$553,779	$435,770	$62,065	11%	$118,009	27%

Percent of revenue	88%	95%	93%

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $45.4 million primarily as a result of an increase within the Online Business segment of $24.3 million, which includes a full year of added racing content expenses related to the acquisition of Youbet and compares to approximately seven months of operations by Youbet during the same period of 2010. In addition, we incurred $23.0 million of incremental operating expenses related to Harlow’s. Finally, we incurred incremental operating expenses of $7.6 million related to the operations of United Tote during the year ended December 31, 2011.

Partially offsetting these increases were reductions in sales taxes, software impairment costs and marketing expenses of $3.1 million, $1.3 million, and $1.2 million, respectively. We recognized a reduction in sales tax expense at Churchill Downs involving the TIF agreement with the Commonwealth of Kentucky during the year ended December 31, 2011. Pursuant to the agreement, we are entitled to receive reimbursement of 80% of the increase in Kentucky income and sales taxes driven by the 2005 renovation of the Churchill facility. In addition, during the year ended December 31, 2010, we recognized an impairment loss of $1.3 million associated with the Youbet acquisition. Furthermore, the reduction in marketing primarily reflects a decrease in Kentucky Derby-related marketing expenses at Churchill Downs during the year ended December 31, 2011. Finally, Racing Operations expenses further declined reflecting a decrease in our pari-mutuel handle of 6.4% during the year ended December 31, 2011, which was partially driven by the fact that we conducted fourteen fewer race days compared to the same period of 2010.

•

Depreciation and amortization expense increased $8.6 million primarily due to the effect of including $7.0 million of expense at Harlow’s during the year ended December 31, 2011. In addition, depreciation and amortization expense of the Online Business and United Tote increased $2.7 million and $1.3 million, respectively, during the year ended December 31, 2011. Partially offsetting these increases was a decrease of $1.1 million at Calder Casino, primarily reflecting an accelerated amortization period of the annual slot license fee in the prior year. Finally, depreciation and amortization expenses decreased $1.0 million within our Racing Operations during the year ended December 31, 2011 due to a reduction in capital spending as well as the fact that older assets became fully depreciated during the current period.

•

Gaming taxes increased $7.9 million primarily due to the recognition of $5.8 million at Harlow’s during the year ended December 31, 2011. In addition, Calder Casino incurred $1.9 million of higher gaming taxes related to the increase in gaming revenues during the year ended December 31, 2011.

•

SG&A expenses increased $2.1 million primarily due to the effect of including $5.6 million of additional SG&A expenditures during the year ended December 31, 2011 compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. In addition, equity, long-term incentive compensation and other employee-related expenses increased $5.5 million during the year ended December 31, 2011, primarily resulting from the favorable financial performance of the Company.

Partially offsetting these increases were lower legal and development expenses of $4.2 million, which we incurred during the year ended December 31, 2010 related to our acquisitions of Youbet and Harlow’s. In addition, Online Business employee-related costs decreased $3.4 million as we incurred compensation expense related to the reorganization of Youbet during the year ended December 31, 2010, and we benefitted from cost synergies related to the merger during the year ended December 31, 2011. In addition, we received insurance proceeds in excess of losses at Churchill Downs and Harlow’s of $0.6 million and $0.4 million, respectively, related to the interruption of business as a result of the tornado damage at Churchill Downs and wind damage at Harlow’s during the year ended December 31, 2011.

•

Purses and pari-mutuel taxes decreased $2.0 million primarily due to a decrease of $6.5 million within our Racing Operations as a result of lower pari-mutuel revenues that was partially attributable to our conducting fourteen fewer racing days during the year ended December 31, 2011. This decrease was partially offset by an increase of $3.6 million of purses generated at Calder Casino resulting from improved performance during the year ended December 31, 2011. In addition, pari-mutuel taxes increased within our Online Business as a result of our acquisition of Youbet during the year ended December 31, 2010.

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

•

Purses and pari-mutuel taxes decreased $7.0 million primarily as a result of a decline of $9.6 million within our Racing Operations caused by lower pari-mutuel revenues recognized during the year ended December 31, 2010. In addition, purse expense decreased $2.1 million driven by $4.3 million of source market fees recognized at Arlington Park during the year ended December 31, 2009. Purse expense decreased at Churchill Downs by $1.5 million due to a settlement of a dispute with the Kentucky Horsemen’s Benevolent and Protective Association (“KHBPA”) and by $0.9 million as a result of lower pari-mutuel taxes for the year ended December 31, 2009. Partially offsetting this decline was $5.9 million of purse expense generated by Calder Casino and increased pari-mutuel taxes of $0.8 million incurred within Online Business during the year ended December 31, 2010.

Other Income (Expense) and Provision for Income Taxes

The following table is a summary of our other income (expense) and provision for income taxes (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Interest income	$468	$185	$896	$283	F	$(711)	-79%
Interest expense	(8,924)	(6,179)	(1,657)	(2,745)	-44%	(4,522)	U
Equity in loss of unconsolidated investments	(1,113)	(571)	(960)	(542)	-95%	389	41%
Miscellaneous, net	23,643	2,897	1,504	20,746	F	1,393	93%

Other income (expense)	$14,074	$(3,668)	$(217)	$17,742	F	$(3,451)	U

Income tax provision	$(34,289)	$(8,341)	$(16,835)	$(25,948)	U	$8,494	50%
Effective tax rate	36%	30%	49%

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Significant items affecting the comparability of other income and expense and the income tax provision include:

•

Miscellaneous other income increased $20.7 million primarily reflecting the impact of recognizing income of $19.3 million from the release of the restrictions on the HRE Trust Fund proceeds during the year ended December 31, 2011. In addition, we recorded a gain of $2.7 million from the conversion of a related party convertible note payable through the issuance of 452,603 shares of our common stock and the elimination of the associated short forward contract and long put option during the year ended December 31, 2011. Partially offsetting these increases was a decrease of $1.3 million in miscellaneous other income as we recognized a gain related to a third-party settlement during the year ended December 31, 2010.

•

Interest expense increased $2.7 million during the year ended December 31, 2011, primarily due to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable. In addition, we experienced higher average outstanding debt balances under our revolving credit facility during the first half of the year, which was used to finance the acquisitions of Youbet and Harlow’s.

•

Equity in loss of unconsolidated investments increased primarily as a result of $1.2 million of equity losses recognized related to our investment in HRTV during 2011 compared to $0.7 million of equity losses experienced during 2010.

•

The increase in the effective tax rate is primarily due to the recognition of a 6.9% benefit during the year ended December 31, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs. Furthermore, we recognized 8.4% of one-time benefits, during the year ended December 31, 2010 primarily related to deductions for local lobbying expenses that were previously treated as non-deductible lobbying expenses. During the year ended December 31, 2011, we recognized income tax benefits resulting in a reduction to the effective tax rate of approximately 2.0%. The benefits were the result of a TIF agreement with the Commonwealth of Kentucky and the adjustment of permanent differences to reflect positions taken on federal income tax returns. These benefits were partially offset by tax expenses associated with taxes accrued for uncertain tax positions as well as the true-up of prior year taxes.

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

•	Miscellaneous income increased primarily due to a $1.3 million gain related to a third-party settlement.

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

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Churchill Downs	$126,324	$122,216	$116,364	$4,108	3%	$5,852	5%
Arlington Park	73,419	74,860	88,037	(1,441)	-2%	(13,177)	-15%
Calder	65,022	73,177	76,374	(8,155)	-11%	(3,197)	-4%
Fair Grounds	45,789	46,993	50,910	(1,204)	-3%	(3,917)	-8%

Total Racing Operations	310,554	317,246	331,685	(6,692)	-2%	(14,439)	-4%
Calder Casino	82,819	65,211	152	17,608	27%	65,059	F
Fair Grounds Slots	41,553	40,432	39,030	1,121	3%	1,402	4%
VSI	35,052	33,971	32,693	1,081	3%	1,278	4%
Harlow’s Casino	53,205	2,659	—	50,546	F	2,659	F

Total Gaming	212,629	142,273	71,875	70,356	49%	70,398	98%
Online Business	166,202	122,083	72,575	44,119	36%	49,508	68%
Other Investments	24,395	16,602	3,477	7,793	47%	13,125	F
Corporate	326	141	556	185	F	(415)	-75%
Eliminations	(17,252)	(13,000)	(9,665)	(4,252)	33%	(3,335)	35%

	$696,854	$585,345	$470,503	$111,509	19%	$114,842	24%

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Significant items affecting comparability of our revenues by segment include:

•

Gaming segment revenues increased as we benefitted from the acquisition of Harlow’s during December 2010. During the year ended December 31, 2011, Harlow’s recognized total net revenues of $53.2 million despite its closure for twenty-five days due to the Mississippi River flooding. Calder Casino, which opened on January 22, 2010, increased revenues $17.6 million compared to the same period of the prior year, reflecting a full year of operations and improved performance driven by a new marketing strategy executed during 2011. Fair Grounds Slots and VSI reported an increase in revenues of $2.2 million compared to the same period of 2010, reflecting an increase in the number of slot machines available at Fair Grounds Slots and improved performance at our video poker locations compared to the same period of 2010.

•	Online Business revenues increased $44.1 million as we benefitted from the acquisition of Youbet during June 2010, primarily reflecting a 36.1% increase in handle.

•

Other Investments revenues increased $7.8 million during the year ended December 31, 2011, primarily reflecting the contribution by United Tote, which was acquired as part of the Youbet acquisition during June 2010.

•

Racing Operations revenues decreased $6.7 million primarily reflecting a decline in pari-mutuel revenues of $12.6 million which corresponds to a 6.4% decrease in Racing Operations handle during the year ended December 31, 2011. According to figures published by Equibase, the pari-mutuel industry handle declined 5.7% compared to the same period of 2010. Calder revenues, particularly those related to export wagering, decreased due to ten fewer race days conducted during the year ended December 31, 2011, compared to the same period of 2010. Partially offsetting this decrease was strong performance from Kentucky Oaks and Derby week at Churchill Downs during the year ended December 31, 2011.

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

Segment EBITDA

We use EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP. However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results. The following table presents EBITDA by our reported segments and a reconciliation of EBITDA to net earnings (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Racing Operations	$62,957	$35,131	$35,019	$27,826	79%	$112	NM
Gaming	57,008	28,462	18,287	28,546	100%	10,175	56%
Online Business	37,740	17,226	13,949	20,514	F	3,277	23%
Other Investments	2,370	3,920	2,098	(1,550)	-40%	1,822	87%
Corporate	(1,365)	(4,323)	(3,820)	2,958	68%	(503)	-13%

Total EBITDA	$158,710	$80,416	$65,533	$78,294	97%	$14,883	23%
Depreciation and amortization	(55,170)	(46,524)	(30,256)	(8,646)	19%	(16,268)	54%
Interest (expense) income, net	(8,456)	(5,994)	(761)	(2,462)	41%	(5,233)	U
Provision for income taxes	(34,289)	(8,341)	(16,835)	(25,948)	U	8,494	-50%

Earnings from continuing operations	60,795	19,557	17,681	41,238	F	1,876	11%
Discontinued operations, net of income taxes	3,560	(3,204)	(853)	6,764	F	(2,351)	U

Net earnings	$64,355	$16,353	$16,828	$48,002	F	$(475)	-3%

The table below presents management fees (expense) income included in the EBITDA of each of the operating segments for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands).

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Racing Operations	$11,197	$12,490	$15,037	(1,293)	-10%	$(2,547)	-17%
Gaming	7,677	4,767	2,999	2,910	61%	1,768	59%
Online Business	6,001	4,984	3,448	1,017	20%	1,536	45%
Other Investments	860	686	168	174	25%	518	U
Corporate Income	(25,735)	(22,927)	(21,652)	(2,808)	12%	(1,275)	6%

Total management fees	$—	$—	$—	$—		$—

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $28.5 million as we benefitted from the acquisition of Harlow’s during December 2010, which generated $17.5 million of EBITDA, after corporate allocations of $1.9 million, compared to EBITDA of $1.2 million in the prior year. Harlow’s EBITDA generated during 2011 included business interruption insurance recoveries of $0.4 million. In addition, Calder Casino generated EBITDA of $13.7 million, after corporate allocations of $3.0 million, compared to EBITDA of $3.7 million in the prior year, which included $1.1 million of preopening expenses and $2.0 million of corporate allocations. The increase reflects what we believe to be are improved economic conditions in South Florida and a revised marketing strategy during 2011. Fair Grounds Slots and VSI EBITDA increased $2.2 million to $25.8 million, primarily reflecting operating efficiencies at our video poker locations compared to the same period of 2010.

•

Racing Operations EBITDA increased $27.8 million partially reflecting the net impact of the release of the restrictions on the HRE Trust Fund proceeds of $19.3 million during the year ended December 31, 2011. In addition, Racing Operations benefitted from increased profitability of $6.4 million from Kentucky Oaks and Derby week during the year ended December 31, 2011. During the year ended December 31, 2011, we recognized a $3.1 million reduction in operating expenses at Churchill Downs involving the TIF agreement with the Commonwealth of Kentucky. Finally, during the year ended December 31, 2011, we received insurance recoveries in excess of losses of $0.6 million for the tornado damage at Churchill Downs. Partially offsetting these improvements in EBITDA was a decline in our pari-mutuel handle of 6.4% during the year ended December 31, 2011, which negatively affected our racing results and was indicative of the continued, overall weakness of the pari-mutuel industry and our conducting fourteen fewer race days compared to the same period of 2010.

•

Online Business EBITDA increased $20.5 million from synergy savings from combining the operations of Youbet and Twinspires as well as an additional five months of Youbet operations during 2011. The Online Business generated EBITDA of $37.7 million during 2011, after corporate allocations of $6.0 million, compared to EBITDA of $17.2 million during 2010, after corporate allocations of $5.0 million. Additionally, the increase in EBITDA was also due to one-time charges related to the reorganization of Youbet during the year ended December 31, 2010.

•

Corporate EBITDA increased $3.0 million primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the year ended December 31, 2011. In addition, we incurred lower development expenses of $3.2 million related to our acquisitions of Youbet and Harlow’s during 2010. Finally, the corporate overhead allocation increased $2.8 million during the year ended December 31, 2011. Partially offsetting these increases in EBITDA were higher equity and long-term incentive compensation expenses and other employee-related costs of $4.7 million during the year ended December 31, 2011 related to the financial performance of the Company. In addition, we recognized a gain related to a third-party settlement of $1.3 million during the year ended December 31, 2010.

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Significant items affecting comparability of our EBITDA by segment include:

•

Gaming EBITDA increased $10.2 million, reflecting positive EBITDA of $3.7 million generated by Calder Casino during the year ended December 31, 2010, compared to an EBITDA loss of $3.1 million related to preopening expenses incurred during the year ended December 31, 2009. The Fair Grounds slot facility generated $12.2 million of EBITDA during the year ended December 31, 2010, which is an improvement of $1.4 million over the year ended December 31, 2009, and was driven primarily by a $0.8 million increase in gross gaming revenues and a $0.5 million reduction in promotional allowances. VSI generated $11.4 million of EBITDA during the year ended December 31, 2010 compared to $10.6 million of EBITDA during the same period of the prior year primarily due to an increase in gaming revenues. Harlow’s contributed $1.2 million of EBITDA during its two weeks of operation during the year ended December 31, 2010.

•

Online Business EBITDA increased $3.3 million, as we benefitted from the acquisition of Youbet, which merged operationally with TwinSpires on November 16, 2010. On a combined basis, Youbet and TwinSpires generated EBITDA of $17.9 million for the year ended December 31, 2010 compared to EBITDA of $14.8 million generated by TwinSpires during the year ended December 31, 2009. During the year ended December 31, 2010, the Online Business incurred costs of $2.9 million in charges related to the reorganization of Youbet. Additionally, TwinSpires incurred $1.3 million of software impairment costs related to a reassessment of the use of certain software in connection with the acquisition of Youbet.

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

Partially offsetting the increases was a decline in Racing Operations EBITDA resulting from the receipt of $2.1 million in source market fee revenues, net of purse expense during the year ended December 31, 2009, the receipt of $2.4 million of real estate tax refunds at Arlington Park during the year ended December 31, 2009, and the recognition of $2.5 million in insurance recoveries at Calder during the year ended December 31, 2009. In addition, EBITDA declined by $3.0 million related to the deterioration of the pari-mutuel business that we believe was caused primarily by a shift in wagering to Monmouth Park, as previously mentioned, for the year ended December 31, 2010, compared to the same period of 2009.

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

Discontinued Operations

The following table presents losses from discontinued operations, which includes the results of operations of Hoosier Park, CDE, Hollywood Park Racetrack and Ellis Park for the years ended December, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Net revenues	$—	$6,375	$—	$(6,375)	NM	$6,375	NM
Operating expenses	12	13,081	—	(13,069)	NM	13,081	NM
Selling, general and administrative expenses	(11)	2,372	—	(2,383)	NM	2,372	NM

Operating loss	(1)	(9,078)	—	9,077	NM	(9,078)	NM
Other (expense) income	—	(79)	365	79	NM	(444)	U

(Loss) earnings from operations before benefit (provision) for income taxes	(1)	(9,157)	365	9,156	NM	(9,522)	U
Income tax benefit (provision)	—	3,330	(1,218)	(3,330)	NM	4,548	F

Loss from operations	(1)	(5,827)	(853)	5,826	NM	(4,974)	U
Gain on sale of assets, net of income taxes	3,561	2,623	—	938	36%	2,623	F

Net gain (loss)	$3,560	$(3,204)	$(853)	$6,764	F	$(2,351)	U

During the year ended December 31, 2011, we recognized a gain on sale of Hoosier Park of $3.4 million associated with the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement. In addition, we recognized a gain on sale of Hollywood Park of $0.2 million upon the expiration of an indemnity of certain contractual obligations related to the sale of Hollywood Park in 2005.

During the year ended December 31, 2010, we recognized a gain on sale of $4.4 million upon the expiration of an indemnity entered into in accordance with the sale of Hollywood Park Racetrack during 2005, under which we agreed to indemnify the purchaser for any withdrawal liability incurred in connection with a complete or partial withdrawal from various noncontributory defined benefit multi-employer retirement plans.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,		‘11 vs. ‘10 Change
	2011	2010	$	%
Total assets	$948,022	$1,017,719	$(69,697)	-7%
Total liabilities	$363,992	$511,505	$(147,513)	-29%
Total shareholders’ equity	$584,030	$506,214	$77,816	15%

Significant items affecting comparability of our consolidated balance sheet include:

•

Significant changes within total assets include decreases in restricted cash of $17.3 million, income taxes receivable of $8.0 million, deferred income taxes of $7.4 million and other current assets of $5.1 million. The decrease in restricted cash of $17.3 million includes a reduction of $14.4 million related to the Company’s portion of the HRE Trust Fund proceeds. The decrease in income taxes receivable primarily reflects the receipt of a refund of $9.5 million related to a prior year overpayment of income taxes and amended federal income tax returns, in addition to income taxes payable generated by current year net earnings. Furthermore, the decrease in deferred income taxes is primarily due to the utilization of net operating loss credits during 2011. Also, the decrease in other current assets is primarily due to the receipt of the note receivable of $5.1 million associated with the sale of our interest in Hoosier Park.

In addition, additional reductions to assets included a decline in net property and equipment of $30.1 million and other net intangible assets of $9.6 million. The decrease in property and equipment is due to current year depreciation expense of $43.3 million, which is in excess of current year capital expenditures of $22.7 million primarily due to lower expansion-related capital spending during 2011. Finally, property and equipment decreased $9.8 million, which was offset by a corresponding increase in insurance recovery receivable, reflecting the estimated property damage related to the Mississippi River flooding and wind damage at Harlow’s.

Partially offsetting these decreases was an increase of $16.5 million in net accounts receivable primarily related to the timing of billings for the 2012 Kentucky Derby and Churchill Downs spring meet and the Harlow’s insurance recovery receivable.

•

Significant changes within total liabilities include a decrease in long-term debt of $137.6 million, reflecting repayments of acquisition debt funded by cash from operations and the receipt of the HRE Trust Fund proceeds and federal income tax refunds. In addition, a convertible note payable of $15.1 million was paid through the issuance of 452,603 shares of our common stock. Finally, the release of the HRE Trust Funds eliminated the deferred riverboat subsidy liability of $40.5 million and increased purses payable and other liabilities by $7.8 million and $15.5 million, respectively, for future purses to be paid by Arlington Park.

Partially offsetting these declines were increases of $10.7 million in accounts payable due to the timing of trade payments during the year ended December 31, 2011, and an increase in current deferred revenue of $9.0 million primarily related to the timing of billings for the 2012 Kentucky Derby and Churchill Downs spring meet.

Liquidity and Capital Resources

The following table is a summary of our cash flows (in thousands):

	Year Ended December 31,			‘11 vs. ‘10 Change		‘10 vs. ‘09 Change
	2011	2010	2009	$	%	$	%
Operating activities	$173,178	$59,857	$71,047	$113,321	F	$(11,190)	-16%
Investing activities	$(27,061)	$(234,941)	$(91,178)	$207,880	-88%	$(143,763)	U
Financing activities	$(145,693)	$188,342	$21,116	$(334,035)	U	$167,226	F

•

The increase in cash provided by operating activities is primarily due to the expansion of the Gaming and Online segments, the recognition of proceeds from the HRE Trust Fund, the increased profitability of Kentucky Oaks and Derby week and the receipt of prior year federal income tax refunds. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The decrease in cash used in investing activities is primarily due to cash used to fund the acquisitions of Youbet and Harlow’s during the year ended December 31, 2010. In addition, we substantially completed our capital expenditures associated with the opening of Calder Casino and purchased land adjacent to Arlington Park during 2010.

•

The increase in cash used in financing activities is primarily due to the repayment of net borrowings under our revolving credit facilities of $137.6 million during the year ended December 31, 2011, which were incurred primarily to finance the acquisitions of Youbet and Harlow’s.

During the year ended December 31, 2011, there were no material changes in our commitments to make future payments or in our contractual obligations. As of December 31, 2011, we were in compliance with the debt covenants of our revolving credit facilities. As of December 31, 2011, we had $241 million of borrowing capacity under our revolving credit facilities. We believe that we have sufficient capital resources and liquidity to satisfy our operating needs for the next twelve months.

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out or no longer cost effective to repair. We use free cash flow to evaluate our business because, although it is similar to cash flow from operations, we believe it will typically present a more conservative measure of cash flows as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure, and our definition may differ from other companies’ definitions of this measure.

Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions or capital projects that expand existing facilities or create a new facility. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The following is a summary of property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Maintenance-related capital expenditures	$14,845	$14,709	$12,276
Capital project expenditures	7,822	47,243	69,664

Additions to property and equipment	22,667	61,952	81,940

Net cash provided by operating activities	$173,178	$59,857	$71,047
Maintenance-related capital expenditures	14,845	(14,709)	(12,276)
Free cash flow	$158,333	$45,148	$58,771

During the year ended December 31, 2011, the decrease in capital project expenditures as compared to the same period of 2010 primarily reflects the completion of our capital expenditures related to Calder Casino and the Arlington Park land purchase during 2010. The increase in cash provided by operating activities is primarily due to the expansion of the Gaming and Online segments, the recognition of proceeds from the HRE Trust Fund, the increased profitability of Kentucky Oaks and Derby week and the receipt of prior year federal income tax refunds.

Credit Facilities and Indebtedness

Second Amended and Restated Credit Agreement

On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Credit Facility”), which amends certain provisions of the credit agreement and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Credit Facility reduced the pricing schedule for outstanding borrowings by

37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the Credit Facility continue to be certain of the Company’s wholly-owned subsidiaries, representing a majority of the Company’s operating revenues. We also incurred loan origination costs of approximately $0.5 million in connection with the Amendment, which were capitalized and will be amortized as interest expense over the remaining term of the credit agreement. The facility terminates on December 22, 2013, and we cannot be assured that we will be able to refinance our debt on favorable terms, if at all. As of December 31, 2011, we had $241 million in credit available for borrowings.

Generally, borrowings made pursuant to the Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Credit Facility, we agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes and acquisition needs. The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ending December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. As of December 31, 2011, the Company was in compliance with all covenants under the Credit Facility. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility.

Convertible Note Payable, Related Party

During 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible, at any time at the option of the shareholder, into shares of the Company’s common stock. During the year ended December 31, 2011, the shareholder exercised his conversion right, and the Company’s convertible note payable with a related party was paid through the issuance of 452,603 shares of the Company’s common stock. The Company recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion of the note payable and the elimination of the short forward contract liability and long put option asset.

The Company recorded net gains on the amortization of the long put option and short call option in the amount of $0.8 million during each of the years ended December 31, 2010 and 2009.

Contractual Obligations

Our commitments to make future payments as of December 31, 2011 are summarized as follows (in thousands):

				After

	In 2012	2013-2014	2015-2016	2017	Total
Long-term debt	$—	$127,563	$—	$—	$127,563
Interest(1)	2,794	2,794	—	—	5,588
Guaranteed purses, Calder Casino	4,875	5,000	—	—	9,875
Operating leases	6,342	7,659	4,206	6,075	24,282

Total	$14,011	$143,016	$4,206	$6,075	$167,308

(1)	Interest includes the estimated contractual payments under our revolving credit facility assuming no change in the borrowing rate of 2.2%, which was the rate in place as of December 31, 2011.

As of December 31, 2011, we had approximately $2.1 million of unrecognized tax benefits. Currently, we are unsure of the timing of a settlement with the applicable taxing authority for these unrecognized tax benefits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk relates to changes in interest rates. At December 31, 2011, we had $127.6 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings and cash flows from operating activities by $1.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Churchill Downs Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

March 12, 2012

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,325	$26,901
Restricted cash	44,559	61,891
Accounts receivable, net of allowance for doubtful accounts of $2,408 in 2011 and $4,098 in 2010	49,773	33,307
Deferred income taxes	8,727	16,136
Income taxes receivable	3,679	11,674
Other current assets	10,399	20,086

Total current assets	144,462	169,995

Property and equipment, net	477,356	507,476
Goodwill	213,712	214,528
Other intangible assets, net	103,827	113,436
Other assets	8,665	12,284

Total assets	$948,022	$1,017,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,514	$45,768
Bank overdraft	5,473	5,660
Purses payable	20,066	12,265
Accrued expenses	47,816	51,689
Dividends payable	10,110	8,165
Deferred revenue	33,472	24,512
Deferred riverboat subsidy	—	40,492

Total current liabilities	173,451	188,551
Long-term debt	127,563	265,117
Convertible note payable, related party	—	15,075
Other liabilities	29,542	17,775
Deferred revenue	17,884	15,556
Deferred income taxes	15,552	9,431

Total liabilities	363,992	511,505
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,178 shares and 16,571 shares issued at December 31, 2011 and 2010, respectively	260,199	236,503
Retained earnings	323,831	269,711

Total shareholders’ equity	584,030	506,214

Total liabilities and shareholders’ equity	$948,022	$1,017,719

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF NET EARNINGS

AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands, except per common share data)

	2011	2010	2009
Net revenues:
Racing	$298,270	$307,544	$324,570
Gaming	212,629	142,273	71,875
Online	165,416	121,407	71,986
Other	20,539	14,121	2,072

	696,854	585,345	470,503
Operating expenses:
Racing	257,459	271,530	280,983
Gaming	157,875	117,946	51,469
Online	113,243	88,206	50,765
Other	22,738	13,663	1,599
Selling, general and administrative expenses	64,529	62,434	50,954

Operating income	81,010	31,566	34,733
Other income (expense):
Interest income	468	185	896
Interest expense	(8,924)	(6,179)	(1,657)
Equity in loss of unconsolidated investments	(1,113)	(571)	(960)
Miscellaneous, net	23,643	2,897	1,504

	14,074	(3,668)	(217)

Earnings from continuing operations before provision for income taxes	95,084	27,898	34,516
Provision for income taxes	(34,289)	(8,341)	(16,835)

Earnings from continuing operations	60,795	19,557	17,681
Discontinued operations, net of income taxes:
Loss from operations	(1)	(5,827)	(853)
Gain on sale of assets	3,561	2,623	—

Net earnings	$64,355	$16,353	$16,828

Net earnings per common share data:
Basic
Earnings from continuing operations	$3.59	$1.27	$1.28
Discontinued operations	0.21	(0.21)	(0.06)

Net earnings	$3.80	$1.06	$1.22

Diluted
Earnings from continuing operations	$3.55	$1.26	$1.27
Discontinued operations	0.21	(0.21)	(0.06)

Net earnings	$3.76	$1.05	$1.21

Weighted average shares outstanding:
Basic	16,638	15,186	13,582
Diluted	17,125	15,666	14,040

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

(in thousands, except per common share data)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance, December 31, 2008	13,689	$142,327	$251,564	$393,891
Net earnings			16,828	16,828
Issuance of common stock for employee benefit plans	4	488		488
Tax windfall from share-based compensation		4		4
Repurchase of common stock	(7)	(235)		(235)
Restricted stock forfeitures	(2)			—
Amortization of restricted stock		1,946		1,946
Cash dividends, $0.50 per share			(6,777)	(6,777)
Restricted dividends, $0.50 per share			(16)	(16)
Stock option plan expense		893		893

Balance, December 31, 2009	13,684	145,423	261,599	407,022
Net earnings			16,353	16,353
Issuance of common stock for employee benefit plans	19	564		564
Issuance of common stock for long-term incentive plan	33	1,302		1,302
Issuance of common stock for acquisition	2,733	85,482		85,482
Tax shortfall from share-based compensation		(126)		(126)
Repurchase of common stock	(89)	(944)		(944)
Grant of restricted stock	191			—
Amortization of restricted stock		4,154		4,154
Cash dividends, $0.50 per share			(8,165)	(8,165)
Restricted dividends, $0.50 per share			(76)	(76)
Stock option plan expense		648		648

Balance, December 31, 2010	16,571	236,503	269,711	506,214
Net earnings			64,355	64,355
Issuance of common stock for convertible note payable	453	16,669		16,669
Issuance of common stock for employee benefit plans	24	725		725
Issuance of common stock for long-term incentive plan	34	1,929		1,929
Tax windfall from share-based compensation		151		151
Repurchase of common stock	(25)	(1,308)		(1,308)
Restricted stock forfeitures	(1)
Grant of restricted stock	122
Amortization of restricted stock		4,377		4,377
Cash dividends, $0.60 per share			(10,110)	(10,110)
Restricted dividends, $0.60 per share			(125)	(125)
Stock option plan expense		1,153		1,153

Balance, December 31, 2011	17,178	$260,199	$323,831	$584,030

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$64,355	$16,353	$16,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,170	46,524	30,256
Asset impairment loss	694	1,598	—
Gain on sale of business	(271)	(4,175)	—
Equity in loss of unconsolidated investments	1,113	571	960
Loss on sale of assets	52	371	120
Unrealized gain on derivative instruments	(3,096)	(817)	(817)
Share-based compensation	5,531	4,802	2,838
Deferred tax provision (benefit)	14,097	8,634	(168)
Other	2,489	1,473	612
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	18,342	(20,338)	(21,091)
Accounts receivable	(407)	290	1,721
Other current assets	3,235	112	(955)
Income taxes	7,995	(12,729)	18,892
Accounts payable	14,447	1,834	(5,741)
Purses payable	7,301	(92)	556
Accrued expenses	2,441	4,963	2,971
Deferred revenue	(36,859)	11,379	30,924
Other assets and liabilities	16,549	(896)	(6,859)

Net cash provided by operating activities	173,178	59,857	71,047

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(169,665)	—
Additions to property and equipment	(22,667)	(61,952)	(81,940)
Purchases of minority investments	(1,189)	(450)	(2,201)
Acquisition of gaming license	(2,250)	(2,750)	(3,250)
Contingency payment for acquisition of business	—	—	(3,500)
Proceeds on sale of property and equipment	55	57	8
Change in deposit wagering asset	(1,010)	(181)	(295)

Net cash used in investing activities	(27,061)	(234,941)	(91,178)

Cash flows from financing activities:
Borrowings on bank line of credit	320,181	442,758	313,452
Repayments of bank line of credit	(457,736)	(248,773)	(285,460)
Change in deposit wagering liability	802	139	691
Change in book overdraft	(188)	1,922	1,697
Payments of dividends	(8,165)	(6,777)	(6,767)
Windfall (shortfall) tax provision from share-based compensation	151	(126)	4
Loan origination fees	(155)	(421)	(2,721)
Repurchase of common stock	(1,308)	(944)	(235)
Common stock issued	725	564	455

Net cash (used in) provided by financing activities	(145,693)	188,342	21,116

Net increase in cash and cash equivalents	424	13,258	985
Cash and cash equivalents, beginning of year	26,901	13,643	12,658

Cash and cash equivalents, end of year	$27,325	$26,901	$13,643

The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31,

(in thousands)

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,521	$3,746	$478
Income taxes	24,785	11,778	8,043
Schedule of non-cash investing and financing activities:
Issuance of common stock for extinguishment of convertible note payable	$19,399	$—	$—
Issuance of common stock in connection with Company LTIP and restricted stock plans	5,058	2,525	—
Issuance of common stock in connection with acquisition of business	—	86,497	—
Property and equipment additions included in accounts payable and accrued expenses	787	47	5,126
Property and equipment reductions included in accounts receivable	9,870	—	—
Note payable issued to acquire land	—	—	24,043
Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$—	$2,925	$—
Other current assets	—	2,813	—
Income tax receivable	—	941	—
Other non-current assets	—	20,233	—
Property and equipment, net	—	56,183	—
Goodwill	—	99,179	—
Other intangible assets	—	86,305	—
Accounts payable	—	(11,605)	—
Accrued expenses	—	(7,713)	—
Other liabilities	—	(62)	—
Deferred revenue	—	(299)	—

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. The Company offers gaming products through its casino in Mississippi, its slot and video poker operations in Louisiana and its slot operations in Florida.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horseracing at Calder Race Course (“Calder”), Arlington Park Racecourse, LLC (“Arlington Park”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, LLC (“VSI”), SW Gaming, LLC (“Harlow’s”), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Youbet.com, LLC (“Youbet”) and its wholly-owed subsidiary, United Tote Company, Inc. (“United Tote”), Churchill Downs Investment Company (“CDIC”), the owner of minority investments in HRTV, LLC (“HRTV”) and Churchill Downs Simulcast Productions, LLC (“CDSP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Current Year Reclassifications

In the prior year classification of its Consolidated Statement of Net Earnings and Comprehensive Earnings, the Company included admissions, sponsorships and licensing rights, food and beverage sales and similar items in other operating net revenues. During 2011, the Company expanded its classification of net revenues and operating expenses associated with its Racing Operations, Gaming, Online Business and Other Investments operating segments. These reclassifications, which had no impact on operating income, results of operations, or cash flows, are defined as follows:

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

Other:  net revenues and corresponding operating expenses generated by United Tote, the Company’s provider of pari-mutuel wagering systems. In addition, it includes the operations of CDSP, the Company’s provider of television production services and miscellaneous corporate operating revenue.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Restricted Cash

Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2011, restricted cash included $23.6 million of funds related to the Horse Racing Equity Trust Fund proceeds in Illinois, as further described in Note 17.

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

Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances indicate there may be impairment. In assessing whether goodwill is impaired, the fair value of the related reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination.

The Company considers its slots gaming rights and trademark intangible assets as indefinite-lived intangible assets that do not require amortization based on its future expectations to operate its gaming facilities indefinitely, as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

recognized. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2011, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.

During 2012, the Company intends to adopt FASB ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying value.

Long-lived Assets-Impairments

In the event that facts and circumstances indicate that the carrying amount of tangible assets and other long-lived assets or groups of assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the assets’ carrying amount to determine if an impairment loss should be recorded. The impairment loss is based on the excess, if any, of the carrying value over the fair value of the assets.

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

Internal Use Software

The Company capitalized internal use software primarily related to its Online Business of approximately $3.2 million, $4.4 million and $4.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2011, 2010 and 2009, the amortization of capitalized costs totaled approximately $3.5 million, $1.7 million and $2.5 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.

Loan Origination Costs

During the years ended December 31, 2011 and 2010, the Company incurred $0.2 million and $0.4 million, respectively, in loan origination costs associated with the second amended and restated credit facility, which were capitalized and will be amortized as interest expense over the remaining terms of the credit facility.

Revenue Recognition

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

Approximately 51% of the Company’s revenues for the year ended December 31, 2011 are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s live tracks and also wagers made on imported

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.

The Company retains as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned on live racing and import simulcasting at the Company’s various locations range from approximately 18% to 22%. In general, the fees earned from export simulcasting (including ADW wagering) are contractually determined and average approximately 5.0%. The Company is subject to pari-mutuel and gaming taxes based on pari-mutuel and gaming revenues in the jurisdictions in which it operates. These taxes are recorded as an operating expense in the Consolidated Statements of Net Earnings and Comprehensive Earnings.

Customer Loyalty Programs

The Company’s customer loyalty programs, TwinSpires Club for pari-mutuel wagering and the Player’s Club for gaming locations offer incentives to customers who wager at the Company’s racetracks or wager at our gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs. As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned. For the TwinSpires Club program, the estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. For the Player’s Cub program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2011 and 2010, the outstanding reward point liability was $2.6 million and $2.7 million, respectively.

Promotional Allowances

Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue. During the years ended December 31, 2011, 2010 and 2009, promotional allowances of $21.5 million, $13.3 million and $6.3 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $10.8 million, $6.6 million and $1.7 million, Gaming promotional allowances were $8.7 million, $4.4 million and $2.6 million, and Racing promotional allowances were $2.0 million, $2.3 million and $2.0 million, respectively. The estimated cost of providing promotional allowances is included in operating expenses for the years ended December 31, 2011, 2010 and 2009 and totaled $4.5 million, $1.9 million and $0.9 million, respectively.

Deferred Revenue

Deferred revenue includes advance sales related to the Kentucky Derby and Kentucky Oaks races in Kentucky and other advance billings on racing events. Revenues from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses (“PSLs”) and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races at Churchill Downs and have a contractual life of either one, three, five or thirty years.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Purse Expense

The Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the qualifying finishers of horseraces run at the Company’s racetracks in the period in which wagering occurs. The Company incurs a liability for all unpaid purses to be paid out. The Company may pay out purses in excess of statutorily required amounts resulting in purse overpayments, which are expensed as incurred. Recoveries of purse overpayments are recognized in the period they are realized.

Income Taxes

In accordance with the liability method of accounting for income taxes, the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.

Adjustments to deferred taxes are determined based upon the changes in differences between the book basis and tax basis of assets and liabilities, measured by enacted tax rates the Company estimates will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock, are recognized as compensation expense over the service period based on the fair value on the date of grant.

Computation of Net Earnings per Common Share

Net earnings per common share is presented for both basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS using the two-class method. The Company has determined that the convertible promissory note issued to a shareholder as described in Note 12 and employee restricted stock grants, including awards granted under its long-term incentive plans, are participating securities. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods when the Company reports net earnings, potential common shares with exercise prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS. See Note 18 for further details.

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard became effective for fiscal years ending after December 15, 2011. The Company adopted this standard during 2011, however upon review of its level of participation in multiemployer plans, the impact of adopting this guidance had no impact on the Company’s consolidated financial statements or related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard became effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 became effective for calendar year-end companies beginning on or after December 15, 2010. The Company adopted the standard as of January 1, 2011, and there was no impact on the Company’s consolidated financial statements or related disclosures.

NOTE 2—ACQUISITIONS AND NEW VENTURES

Harlow’s Casino Resort & Hotel Acquisition

On December 16, 2010, the Company completed its acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room hotel, a 2,600-seat entertainment center and dining facilities. The primary reason for the acquisition was to continue the Company’s diversification and growth strategies and invest in assets with an expected yield on investment to enhance shareholder value.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Total
Restricted cash	$703
Accounts receivable	164
Prepaid expenses	696
Inventory	95
Other assets	17
Property and equipment	47,120
Deferred income taxes	118
Goodwill	31,562
Other intangible assets	59,005

Total assets acquired	139,480
Accounts payable	465
Accrued expenses	3,104
Other liabilities	62

Total liabilities acquired	3,631

Purchase price, net of cash acquired	$135,849

The fair value of other intangible assets consists of the following (in thousands):

Slot gaming rights	$33,880
Customer relationships	13,580
Tradename	7,980
Other intangible assets	3,565

Total intangible assets	$59,005

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2011, the Company reduced goodwill by $0.4 million related to the resolution of the working capital calculation and to the adjustment of certain deferred income tax assets and liabilities.

YouBet.com Merger

On June 2, 2010, the Company completed its acquisition of Youbet pursuant to an Agreement and Plan of Merger dated as of November 11, 2009, for an aggregate purchase price of $131.8 million, which consisted of $45.3 million of cash and approximately 2.7 million shares of the Company’s common stock valued at $86.5 million based on the closing price of the Company’s common stock on June 1, 2010 of $32.04 per share. The transaction included the acquisition of the account wagering platform of Youbet and the operations of United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for approximately 100 racetracks, off-track betting facilities (“OTBs”) and other pari-mutuel wagering businesses. The primary reason for the acquisition was to invest in assets with an expected yield on investment and continue the Company’s growth in one of the fastest growing segments of the pari-mutuel industry.

The acquisition of Youbet was accounted for under the purchase method. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Total
Restricted cash	$5,544
Accounts receivable	2,761
Prepaid expenses	984
Inventory	1,020
Other assets	103
Property and equipment	9,063
Deferred income taxes	31,667
Goodwill	66,801
Other intangible assets	27,300

Total assets acquired	145,243
Accounts payable	11,140
Accrued expenses	4,609
Deferred revenue	299
Income taxes payable	(941)
Deferred income taxes	11,654

Total liabilities acquired	26,761

Purchase price, net of cash acquired	$118,482

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 3 to 5 years for computer hardware and software, 5 to 10 years for equipment, 7 years for furniture and fixtures and 1 to 7 years for leasehold improvements. Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Other intangible assets primarily consist of three segments of customer relationships valued at $15.1 million, $4.6 million and $7.0 million with lives of 7 years, 6 years and 5 years, respectively. The entire balance of goodwill, which includes expected synergies from combining the operations of Youbet and the Company, has been allocated to the Online Business segment. The Company does not expect to deduct any portion of goodwill for income tax purposes. During the year ended December 31, 2011, the Company reduced goodwill by $0.4 million related to the adjustment of certain deferred income tax assets and liabilities.

During 2010 and 2011, the Company terminated approximately 64 employees. These employee separations were prompted by the identification of redundancies in the Company’s Online Business as a result of the Company’s merger with Youbet. During the year ended December 31, 2010, in accordance with the terms of a historic, ongoing benefit arrangement, the Company recognized $2.9 million of severance and other benefits costs related to these terminations. These expenses are included within selling, general and administrative expenses in the Consolidated Statement of Net Earnings and Comprehensive Earnings.

Pro Forma

The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had consummated the merger with Harlow’s and Youbet as of the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger with Harlow’s and Youbet been consummated at the beginning of the respective periods.

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

NOTE 3—DISCONTINUED OPERATIONS

Hoosier Park Consideration

In accordance with the Company’s sale of its ownership interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) during 2007, the Company received a promissory note (the “Note”) in the amount of $4.0 million plus interest. The Partnership Interest Purchase Agreement documenting such sale to Centaur also included a contingent consideration provision whereby the Company was entitled to payments of up to $15 million on the

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, the Company did not recognize the contingent consideration at the date of sale.

On October 1, 2011, the Company received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, the Company also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which was recognized as a gain in discontinued operations during the year ended December 31, 2011.

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

During the year ended December 31, 2010, we recognized a gain on sale of $4.4 million upon the expiration of the indemnity agreement described in the previous paragraph. During the year ended December 31, 2011, we recorded an additional gain of $0.4 million from the expiration of the final indemnity associated with the Hollywood Park sale.

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

Financial Information

CDE, Hollywood Park, Ellis Park and Hoosier Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Consolidated Statement of Net Earnings and Comprehensive Earnings. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Net revenues	$—	$6,375	—
Operating expenses	12	13,081	—
Selling, general and administrative expenses	(11)	2,372	—

Operating loss	(1)	(9,078)	—
Other (expense) income	—	(79)	$365

(Loss) earnings from operations before benefit (provision) for income taxes	(1)	(9,157)	365
Income tax benefit (provision)	—	3,330	(1,218)

Loss from operations	(1)	(5,827)	(853)
Gain on sale of assets, net of income taxes	3,561	2,623	—

Net gain (loss)	$3,560	$(3,204)	$(853)

NOTE 4—NATURAL DISASTERS

Kentucky Tornado

On June 22, 2011, a tornado caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack (“Churchill Downs”). Churchill Downs sustained damage to its stable area, as well as several other buildings on the backside of the racetrack. The Company cancelled one day of its live racing meet as a result of the incident. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.5 million deductible. During March 2012, the Company finalized its insurance claim. For the year ended December 31, 2011 the Company received $1.0 million and recorded insurance recoveries in excess of losses of $0.6 million as a reduction of selling, general and administrative expenses.

Mississippi River Flooding

On May 7, 2011, the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee as a result of the Mississippi River flooding, and the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, the Company announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of December 31, 2011, the Company has recorded a reduction of property and equipment of $8.5 million and incurred $1.4 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. The Company is currently working with its insurance carriers to finalize its claim, and during the year ended December 31, 2011, it received $3.5 million in partial settlement of its claim. In addition, the Company received $5.0 million during January 2012.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations during the first quarter of 2011 and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. The Company recorded a reduction of property and equipment of $1.4 million and incurred $1.1 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated wind damage. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $2.7 million from our insurance carriers during February 2012. We will recognize insurance recoveries in excess of losses of $0.9 million as a reduction of selling, general and administrative expenses during the three months ending March 31, 2012.

NOTE 5—ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following (in thousands):

	2011	2010
Simulcast receivables	$8,804	$14,792
Trade receivables	18,826	11,711
PSL and hospitality receivables	8,291	7,451
Other receivables	16,260	3,451

	52,181	37,405
Allowance for doubtful accounts	(2,408)	(4,098)

	$49,773	$33,307

During 2011, the Company recognized $0.8 million of bad debt expense in its Online Business segment associated with customer wagering on TwinSpires.com.

During 2010, the Company recognized $0.9 million of bad debt expense, net of purses, in its Racing Operations and Other Investment segments resulting from the bankruptcy filing of New York City Off-Track Betting Corporation which filed for Chapter 9 bankruptcy during 2009 and subsequently ceased operations during 2010.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	2011	2010
Land	$104,130	$103,921
Grandstands and buildings	364,823	370,383
Equipment	155,194	118,647
Furniture and fixtures	38,280	64,077
Tracks and other improvements	80,785	75,572
Construction in progress	4,548	2,483

	747,760	735,083
Accumulated depreciation	(270,404)	(227,607)

	$477,356	$507,476

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Depreciation expense was approximately $43.3 million, $36.6 million and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is classified in operating expenses in the Consolidated Statements of Net Earnings and Comprehensive Earnings.

NOTE 7—GOODWILL

Goodwill of the Company at December 31, 2011 and 2010 is comprised of the following (in thousands):

	Racing Operations	Gaming	Other Investments	On-line Business	Total
Balance as of December 31, 2009	$50,401	$3,127	$1,258	$60,563	$115,349
Additions	—	31,955	—	67,224	99,179

Balance as of December 31, 2010	50,401	35,082	1,258	127,787	214,528
Reductions	—	(393)	—	(423)	(816)

Balance as of December 31, 2011	$50,401	$34,689	$1,258	$127,364	$213,712

During the year ended December 31, 2011, the Company reduced goodwill by $0.8 million related to the resolution of the working capital calculation with its Harlow’s acquisition and the adjustment of certain deferred income tax assets and liabilities associated with its Harlow’s and Youbet acquisitions.

NOTE 8—OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are comprised of the following (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Favorable contracts	$11,000	$(2,966)	$8,034	$11,000	$(2,319)	$8,681
Customer relationships	47,280	(16,344)	30,936	47,280	(7,662)	39,618
Slots gaming license	2,250	(1,125)	1,125	2,750	(1,375)	1,375
Other	4,059	(237)	3,822	4,059	(207)	3,852

	$64,589	$(20,672)	43,917	$65,089	$(11,563)	53,526

Indefinite-lived intangible assets
Slots gaming rights			45,089			45,089
Trademarks			11,297			11,297
Illinois Horseracing
Equity Trust			3,307			3,307
Other			217			217

Total intangible assets			$103,827			$113,436

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Amortization expense for definite-lived intangible assets was approximately $11.9 million, $9.9 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is classified in operating expenses. The Company submitted payments of $2.3 million, $2.8 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, for annual license fees for Calder Casino. The initial payment was amortized to expense from the date of the opening of the slot facility until June 30, 2010, for the year ended December 31, 2010. Thereafter, payments will be amortized to expense over the annual license period.

Indefinite-lived intangible assets consist primarily of state gaming licenses in Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.

Future estimated amortization expense does not include additional payments of $2.3 million in 2012 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid. Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2012	$9,667
2013	$7,915
2014	$6,902
2015	$6,086
2016	$4,980

NOTE 9—INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2011	2010	2009
Current provision:
Federal	$16,918	$(1,620)	$13,568
State and local	3,423	1,211	3,435
Foreign	(149)	116	—

	20,192	(293)	17,003
Deferred:
Federal	12,798	9,464	(171)
State and local	1,299	(830)	3

	14,097	8,634	(168)

	$34,289	$8,341	$16,835

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2011	2010	2009
Federal statutory tax on earnings before income taxes	$33,280	$9,765	$12,081
State income taxes, net of federal income tax benefit	3,283	299	2,406
Non-deductible lobbying and contributions	517	439	349
Tax credits and incentives	(775)	(36)	58
Non-deductible transaction costs	—	531	—
Tax adjustments	(434)	(1,960)	(7,899)
Accruals and settlements related to tax audits	(426)	(853)	9,624
Valuation allowance	105	—	—
Change in effective state tax rates	(714)	32	—
Other permanent differences	(547)	124	216

	$34,289	$8,341	$16,835

During 2003, the Company entered into a Tax Increment Financing (“TIF”) Agreement with the Commonwealth of Kentucky. Pursuant to this agreement, the Company is entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from its 2005 renovation of the Churchill facility. During 2011, the Company resolved uncertainties with the Commonwealth of Kentucky related to the computation of the tax increase and the Company recognized a $3.1 million reduction of its operating expenses related to the years 2005 through 2011. In addition, the Company recognized a $1.3 million reduction in its income tax expense, net of federal taxes, related to the years 2005 through 2011. The Company received $0.3 million and $0.2 million from the Commonwealth of Kentucky related to the reductions in operating expenses and income tax expense, respectively. As of December 31, 2011, the Company has recorded a sales tax receivable of $2.8 million and an income tax receivable of $1.1 million related to the reimbursement.

For the year ended December 31, 2011, the Company received a refund of $8.5 million related to the overpayment of its 2010 federal income taxes and a refund of $1.9 million related to an amended prior year federal income tax return that served to adjust state lobbying expense deductions.

During 2010, the Company identified adjustments to permanent tax differences related to years prior to January 1, 2008. As a result, the Company increased income taxes receivable and reduced income tax expense by $1.9 million during 2010. The adjustment relates to incorrectly treating deductible, local lobbying expenses incurred during 2005 and 2007 as non-deductible. These adjustments were recorded during the year ended December 31, 2010, as the corrections were deemed immaterial to both the results of operations for the year ended December 31, 2010, and all prior periods affected.

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

During 2009, the Internal Revenue Service (the “IRS”) proposed that the income related to the sale of the PSLs is taxable during the period the proceeds are received by the Company (the “Proposed Audit Adjustment”). As a result, the Proposed Audit Adjustment serves to increase the amount of income taxes due for each of the tax years 2005 and 2006. On April 14, 2010, the Company defended its position of deferring income related to the

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

sale of PSLs using a fast track mediation process offered by the IRS. During the fast track mediation process, the Company agreed to change its method of accounting for proceeds related to the sale of PSLs to the deferral method provided for in Revenue Procedure 2004-34, effective for the taxable year ended December 31, 2007. As a result, the taxable income for each of the years ended December 31, 2007 and 2008 increased by $19.1 million and $0.4 million, respectively. In accordance with the settlement entered into during the fast track mediation process, the Company recognized an income tax benefit from continuing operations of $0.7 million during the year ended December 31, 2010, reflecting a reduction of interest expense previously estimated, partially offset by higher income tax due than previously estimated.

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred compensation plans	$11,054	$7,578
Deferred income	7,656	6,497
Allowance for uncollectible receivables	412	978
Deferred liabilities	5,294	4,057
Net operating losses and credit carryforward	25,828	33,264
Other	189	56

Deferred tax assets	50,433	52,430
Valuation allowance	(1,487)	(1,381)

Net deferred tax asset	48,946	51,049

Deferred tax liabilities:
Intangible assets in excess of tax basis	17,762	18,870
Property and equipment in excess of tax basis	38,009	25,166
Other	—	308

Deferred tax liabilities	55,771	44,344

Net deferred tax asset (liability)	$(6,825)	$6,705

Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$8,727	$16,136
Net non-current deferred tax liability	(15,552)	(9,431)

	$(6,825)	$6,705

As of December 31, 2011, the Company had federal net operating losses of $20.3 million, which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses is limited on an annual basis pursuant to IRC § 382. However, the Company believes that it will be able to fully utilize all of these losses. In addition, the Company has $5.4 million of state net operating losses; $2.8 million of this loss carryforward was acquired in conjunction with the acquisition of Youbet.com. These losses may be subject to annual limitations similar to IRC § 382. The Company has recorded a valuation allowance of $1.4 million against the state net operating losses due to the fact that it is unlikely that it will generate income in certain states, which is necessary to utilize the assets.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

The changes in the valuation allowance for deferred tax assets for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance at beginning of the year	$1,381	$—
Charged to costs and expenses	106	—
Charged to comprehensive income	—	—
Charged to other accounts	—	1,381
Deductions	—	—

Balance at end of the year	$1,487	$1,381

As of December 31, 2011, the Company had approximately $2.1 million of total gross unrecognized tax benefits. If these benefits were recognized, there would be a $1.4 million effect to the annual effective tax rate. The Company anticipates a decrease in its unrecognized tax positions of approximately $0.8 million during the next twelve months. This anticipated decrease is primarily due to the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance as of January 1	$2,926	$2,967	$2,583
Additions for tax positions related to the current year	—	585	572
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(817)	(626)	(188)

Balance as of December 31	$2,109	$2,926	$2,967

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Consolidated Statements of Net Earnings and Comprehensive Earnings. The Company accrued approximately $0.2 million of interest for each of the years ended December 31, 2011 and 2010.

NOTE 10—SHAREHOLDERS’ EQUITY

On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders, after receiving advice from one or more investment banking firms (a “Qualifying Offer”) ), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding common stock, the Board may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing plan that covers all employees with three months or more of service. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation. The Company will also match, at 50%, contributions made by the employee up to an additional 2%. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4%. The Company’s cash contribution to the plan for the years ended December 31, 2011, 2010 and 2009 was approximately $1.7 million, $1.3 million and $1.1 million, respectively.

The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2011, 2010 and 2009 was approximately $0.6 million, $0.5 million and $0.5 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.

The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 12—LONG-TERM DEBT

The following table presents our long-term debt outstanding at December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Long-term debt, due after one year:
$375 million revolving credit facility	$125,000	$259,000
Swing line of credit	2,563	6,117

	127,563	265,117
Convertible note payable, related party	—	16,669
Discount on convertible note payable, related party	—	(1,594)

	—	15,075

Total long-term debt	$127,563	$280,192

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

On November 1, 2010, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Credit Facility”), which amended certain provisions of the Credit Facility and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Credit Facility reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the Credit Facility continue to be a majority of the Company’s wholly-owned subsidiaries. The Company incurred loan origination costs of approximately $0.5 million in connection with the Credit Facility, which were capitalized and amortized as interest expense over the remaining term of the Credit Facility. The Credit Facility terminates on December 22, 2013.

Generally, borrowings made pursuant to the Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Credit Facility, we agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2011 and 2010 was 2.19% and 2.90%, respectively.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the Credit Facility for general corporate purposes and acquisition needs. The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ended December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility. During the year ended December 31, 2011, there were no material changes in our commitments to make future payments or in our contractual obligations. As of December 31, 2011, we were in compliance with the debt covenants of the Credit Facility. As of December 31, 2011, we had $241 million of borrowing capacity under the Credit Facility.

During 2004, the Company acquired 452,603 shares of its common stock from a shareholder in exchange for a convertible promissory note in the principal amount of $16.7 million which could be immediately convertible at any time at the option of the shareholder into shares of the Company’s common stock. During the year ended December 31, 2011, the shareholder exercised his conversion right, and the Company’s convertible note payable with a related party was paid through the issuance of 452,603 shares of the Company’s common stock. The Company recognized a gain on conversion of $2.7 million in miscellaneous other income and interest expense of $1.4 million as a result of the conversion of the note payable and the elimination of the short forward contract liability and long put option asset.

The Company recorded gains related to the long put option and the short call option in the amount of $0.8 million during each of the years ended December 31, 2010 and 2009.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Future aggregate maturities of long-term debt are as follows (in thousands):

Year Ended December 31,
2012	$—
2013	127,563
2014	—
2015	—
Thereafter	—

Total	$127,563

NOTE 13—OPERATING LEASES

The Company has two operating lease agreements for Arlington Park OTBs, which expire in 2012 and 2013. In addition, Arlington Park operates an additional seven OTBs within existing, non-owned Illinois restaurants under licensing agreements with varying payment terms, including payment contingent on handle. The Company has nine operating lease agreements for Fair Grounds OTBs, which expire in various years from 2013 through 2021.

Future minimum operating lease payments are as follows, not including the variable portion of contingent leases and Arlington Park’s contingent licensing agreements (in thousands):

Year Ended December 31,
2012	$6,342
2013	4,951
2014	2,708
2015	2,548
2016	1,658
Thereafter	6,075

Total	$24,282

The Company also leases totalizator equipment, audio/visual equipment and operates certain facilities that are partially contingent on handle, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalizator equipment, audio/visual equipment, land and facilities, was approximately $2.5 million, $2.7 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments and slot machine lease payments, was approximately $19.9 million, $19.1 million and $13.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14—LONG-TERM INCENTIVE PLAN

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2010, the performance target of the Company LTIP was achieved for the 2009 plan year. Compensation expense of $1.9 million was recognized during 2010 for the 2009 plan which was awarded through a restricted stock grant made during the year ended December 31, 2011. During the year ended December 31, 2009, the performance target of the 2008 plan year was achieved and compensation expense of $1.4 million was recognized.

During the year ended December 31, 2011, the performance targets of the Company LTIP were achieved for the 2010 plan year. Compensation expense of $4.2 million was recognized for the 2010 plan award, which has not yet been awarded.

NOTE 15—SHARE-BASED COMPENSATION PLANS

As of December 31, 2011, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards and stock options associated with an employee stock purchase plan, was $5.5 million, $4.8 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2010, the Company identified adjustments to restricted stock compensation expense related to years prior to January 1, 2010. As a result, the Company increased restricted stock compensation expense by $1.5 million during 2010. The increase in compensation expense should have been recorded during prior periods and relates primarily to incorrect valuation assumptions used for 90,000 restricted shares issued under a previous employment agreement with Robert L. Evans, the Company’s Chairman of the Board and Chief Executive Officer. These adjustments were recorded during the year ended December 31, 2010, and the corrections were deemed immaterial to both the results of operations for 2010, and all prior periods affected.

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Activity for stock options granted by the Company during the years ended December 31, 2011, 2010 and 2009 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2008	218	$36.85
Granted	—	$—
Exercises	(1)	$22.63
Cancelled/forfeited	(8)	$42.54

Balance, December 31, 2009	209	$36.39
Granted	188	$35.22
Exercises	(4)	$27.75
Cancelled/forfeited	(33)	$33.31

Balance, December 31, 2010	360	$36.36
Granted	—	$—
Exercises	(6)	$27.23
Cancelled/forfeited	—	$—

Balance, December 31, 2011	354	$36.52

During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans, the Company’s Chairman of the Board and Chief Executive Officer. Mr. Evans received a stock option, vesting quarterly over approximately three years to purchase an aggregate of 180,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on September, 27, 2010, the date on which the award was granted. This stock option has a contractual term of six years expiring on November 14, 2016.

Under Mr. Evans’ previous employment agreement, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006. The grant date of this award was determined to be June 28, 2007, the date on which the award was approved by the Company’s shareholders. This stock option has a contractual term of six years expiring on August 14, 2012.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

During the year ended December 31, 2011, no stock options were granted. The weighted average price of stock options granted during 2010 was $13.65 per share. During the year ended December 31, 2009, no stock options were granted. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

2010
Risk-free interest rate	1.57%
Dividend yield	1.42%
Volatility factors of the expected market price for common stock	44.35%
Weighted average expected life of options	6.3 years

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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011 (in thousands, except contractual life and per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2011	251	2.5	$37.05	$15.08	$3,790
Options outstanding and unvested at December 31, 2011	103	5.1	$35.23	$16.90	$1,745

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2011 of $52.13 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $38 thousand and $11 thousand, respectively. Cash received from stock option exercises totaled $0.2 million, $0.1 million and $38 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2010, there were 194 thousand options exercisable with a weighted average exercise price of $37.32.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

A summary of the status of the Company’s nonvested stock options as of December 31, 2011, and changes during the year ended December 31, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	166	$13.66
Granted	—	—
Vested	(63)	$13.65
Cancelled/Forfeited	—	—

Nonvested at end of year	103	$13.67

As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of shares vested during the year ended December 31, 2011 was $0.9 million.

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

During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans. Mr. Evans received (i) 45,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, and (ii) 81,250 restricted stock shares, vesting quarterly over six years. Subsequent to December 31, 2011, 15,000 of Mr. Evans’ restricted shares, with vesting contingent upon the Company’s stock price, vested based on a closing stock price in excess of $50 per share for twenty consecutive trading days.

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2011, 2010 and 2009 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	210	$44.08
Granted	—	$—
Vested	(22)	$48.49
Cancelled/forfeited	(2)	$48.69

Balance, December 31, 2009	186	$43.52
Granted	222	$36.02
Vested	(73)	$41.51
Cancelled/forfeited	(1)	$45.35

Balance, December 31, 2010	334	$38.96
Granted	156	$42.95
Vested	(70)	$42.21
Cancelled/forfeited	(1)	$35.81

Balance, December 31, 2011	419	$40.01

As of December 31, 2011, there was $5.9 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 3.1 years.

As of December 31, 2011, employees of the Company held 112,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares). In September 2010 and June 2007, 45,000 and 90,000 restricted performance-based shares were granted, respectively. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $35.19 and $49.80, respectively, per share for a total value of $1.6 million and $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 2.3 years from the grant date. Assumptions used in this valuation included an annual volatility factor of 40.2% and an annual dividend yield of 1.1%.

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

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

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

Under the Employee Stock Purchase Plan, the Company sold approximately eighteen thousand shares of common stock to employees pursuant to options granted on August 1, 2010, and exercised on July 31, 2011. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2011, can only be estimated because the 2011 plan year is not yet complete. The Company’s estimate of options granted in 2011 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2010 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2011. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.3 million for the year ended December 31, 2011, and $0.2 million for each of the years ended December 31, 2010 and 2009.

NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Approximately $44.1 million of the Company’s cash equivalents and restricted cash as of December 31, 2011, which are held in interest bearing accounts, qualify for Level 1 in the fair value hierarchy. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

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

The following table presents the Company’s assets that were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
					Total Losses
Description	Fair Value Measurements During the Year Ended December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	For the Year Ended December 31, 2011
Software	$—	$—	$—	$—	$(1,300)

	$—	$—	$—	$—	$(1,300)

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

During the year ended December 31, 2010, the Company recognized an impairment loss of $1.3 million associated with software owned by TwinSpires. The Company determined such software would not be utilized as a result of a reassessment of the use of certain technology in connection with its acquisition of Youbet.

During the years ended December 31, 2011 and 2009, the Company did not measure any assets at fair value on a non-recurring basis.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact on our business, financial condition and results of operations.

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

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order (“TRO”) requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the TRO pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. The briefing on this appeal was completed during December 2011, and the parties are awaiting either a ruling or a notice that the appellate court will schedule oral arguments. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439), challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently briefing Hawthorne’s appeal.

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

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. Discovery in this case has been stayed pending the resolution of another case involving these parties currently being appealed to the Florida Supreme Court.

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. The parties remain engaged in the discovery process, and mediation is scheduled for March 2012.

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 18—EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$60,795	$19,557	$17,681
Earnings from continuing operations allocated to participating securities	(1,103)	(330)	(352)

Numerator for basic earnings from continuing operations per common share	$59,692	$19,227	$17,329

Numerator for basic earnings per common share:
Net earnings	$64,355	$16,353	$16,828
Net earnings allocated to participating securities	(1,180)	(237)	(324)

Numerator for basic net earnings per common share	$63,175	$16,116	$16,504

Numerator for diluted net earnings from continuing operations per common share:
Earnings from continuing operations	$60,795	$19,557	$17,681
Interest expense on participating securities	—	136	136

Numerator for diluted net earnings from continuing operations per common share	$60,795	$19,693	$17,817

Numerator for diluted earnings per common share:
Net earnings	$64,355	$16,353	$16,828
Interest expense on participating securities	—	136	136

Numerator for diluted earnings per common share	$64,355	$16,489	$16,964

Denominator for net earnings (loss) per common share:
Basic	16,638	15,186	13,582
Plus dilutive effect of stock options and restricted stock	118	27	5
Plus dilutive effect of participating securities and convertible note	369	453	453

Diluted	17,125	15,666	14,040

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$3.59	$1.27	$1.28
Discontinued operations	0.21	(0.21)	(0.06)

Net earnings	$3.80	$1.06	$1.22

Diluted
Earnings from continuing operations	$3.55	$1.26	$1.27
Discontinued operations	0.21	(0.21)	(0.06)

Net earnings	$3.76	$1.05	$1.21

Options to purchase approximately 18 thousand shares, 112 thousand shares and 120 thousand shares for each of the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 19—SEGMENT INFORMATION

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

The table below presents information about reported segments for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenues from external customers:
Churchill Downs	$121,236	$118,366	$113,227
Arlington Park	69,694	71,851	86,076
Calder	62,715	71,302	75,226
Fair Grounds	44,625	46,025	50,041

Total Racing Operations	298,270	307,544	324,570
Calder Casino	82,819	65,211	152
Fair Grounds Slots	41,553	40,432	39,030
VSI	35,052	33,971	32,693
Harlow’s Casino	53,205	2,659	—

Total Gaming	212,629	142,273	71,875
Online Business	165,416	121,407	71,986
Other Investments	20,213	13,980	1,516
Corporate	326	141	556

Net revenues from external customers	$696,854	$585,345	$470,503

Intercompany net revenues:
Churchill Downs	$5,088	$3,850	$3,137
Arlington Park	3,725	3,009	1,961
Calder	2,307	1,875	1,148
Fair Grounds	1,164	968	869

Total Racing Operations	12,284	9,702	7,115
Online Business	786	676	589
Other Investments	4,182	2,622	1,961
Eliminations	(17,252)	(13,000)	(9,665)

Net revenues	$—	$—	$—

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011	2010	2009
Reconciliation of Segment EBITDA to net earnings:
Racing Operations	$62,957	$35,131	$35,019
Online Business	37,740	17,226	13,949
Gaming	57,008	28,462	18,287
Other Investments	2,370	3,920	2,098
Corporate	(1,365)	(4,323)	(3,820)

Total EBITDA	158,710	80,416	65,533
Depreciation and amortization	(55,170)	(46,524)	(30,256)
Interest (expense) income, net	(8,456)	(5,994)	(761)
Provision for income taxes	(34,289)	(8,341)	(16,835)

Earnings from continuing operations	60,795	19,557	17,681
Discontinued operations, net of income taxes	3,560	(3,204)	(853)

Net earnings	$64,355	$16,353	$16,828

The table below presents total asset information about reported segments as of December 31, 2011 and 2010 and capital expenditures for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	As of December 31,
	2011	2010
Total assets:
Racing Operations	$909,795	$951,062
Gaming	242,174	254,237
Online Business	183,397	189,962
Other Investments	180,752	191,160

	$1,516,118	$1,586,421
Eliminations	(568,096)	(568,702)

	$948,022	$1,017,719

	Year Ended December 31,
	2011	2010	2009
Capital expenditures, net:
Racing Operations	$7,484	$35,295	$13,432
Gaming	7,490	17,978	63,455
Online Business	2,774	5,995	2,394
Other Investments	4,919	2,684	2,659

	$22,667	$61,952	$81,940

Capital expenditures, net for the year ended December 31, 2009 do not include the non-cash note payable of $24.0 million for the acquisition of land from The Duchossois Group (“TDG”), a related party, which was primarily financed through the issuance of a short-term note payable. See Note 20 for further discussion of the transaction.

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

NOTE 20—RELATED PARTY TRANSACTIONS

Directors and employees of the Company may from time to time own or have interests in horses racing at the Company’s racetracks. All such races are conducted, as applicable, under the regulations of each state’s respective regulatory agency, and no director receives any extra or special benefit with regard to having his or her horses selected to run in races or in connection with the actual running of races. There is no material financial statement impact attributable to directors who may have interests in horses racing at our racetracks.

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

During November 2009, the Company entered into an agreement with TDG for the purchase of approximately sixty-seven acres of real estate adjacent to Arlington Park for use in backside operations. TDG beneficially owns more than 5% of the Company’s common stock. The total purchase price of $27.5 million was financed by a cash payment of $3.5 million and the issuance of an unsecured promissory note of $24.0 million, payable to TDG, which matured on May 15, 2010, and did not bear interest. The agreement was executed pursuant to Arlington Park’s exercise of a purchase option granted under the original lease of the land from TDG. Total rent expense on the lease was approximately $0.5 million for each of the years ended December 31, 2009 and 2008.

See Note 12 for a discussion of a transaction with a shareholder.

NOTE 21—SUBSEQUENT EVENTS

Ohio Joint Venture

During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio. The project will involve the relocation of the current operations of Lebanon Raceway to a new location to be selected along the Interstate 75 corridor between Cincinnati and Dayton.

Through the joint venture agreement, the Company and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. MVG has entered into an asset purchase agreement through which it will acquire the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc., the two entities conducting harness racing at the existing Lebanon Raceway facility at the Warren County Fairgrounds in Lebanon, Ohio. MVG will acquire these assets for an aggregate purchase price of $60 million, of which $10 million will be paid in cash, with the remaining $50 million to be funded thorough a promissory note delivered at closing. An additional $10 million could be paid to the sellers if certain conditions are met with respect to the performance of the VLT facility over time.

The Company and DNC will contribute up to $90 million in equity to fund the asset purchase agreement for the existing racing licenses and racetrack assets, the initial VLT license fees and acquisition costs for the land eventually selected for development. Completion of the asset purchase transaction and development of the new racetrack and VLT gaming facility are subject to regulatory approvals and other customary closing conditions,

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

including the resolution of any outstanding legal challenges threatening the legality of VLT gaming. In the event the transaction is not completed, the operating agreement will be terminated and the joint venture will be liquidated.

Bluff Media Acquisition

During February 2012, the Company announced the acquisition of the assets of Bluff Media, a multimedia poker content brand and publishing company. The acquisition price is not material to the Company’s financial position as of December 31, 2011. Bluff Media’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff Media also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to the Company’s intention to further expand and build upon Bluff Media’s current content and business model, the Company believes this acquisition potentially provides it with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States. The assets and liabilities assumed in the acquisition will not have a material impact on the Company’s consolidated financial statements or related disclosures.

Supplementary Financial Information — Results of Operations (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2011 and 2010 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$131,554	$249,686	$166,349	$149,265
(Loss) earnings from continuing operations	$(3,186)	$39,990	$19,720	$4,271
Discontinued operations, net of income taxes:
Gain (loss) from operations	$1	$—	$60	$(62)
Gain on sale of assets	$—	$157	$—	$3,404
Net (loss) earnings	$(3,185)	$40,147	$19,780	$7,613
Net (loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(0.19)	$2.38	$1.17	$0.25
Discontinued operations	—	0.01	—	0.20

Net (loss) earnings	$(0.19)	$2.39	$1.17	$0.45

Diluted:
(Loss) earnings from continuing operations	$(0.19)	$2.36	$1.16	$0.25
Discontinued operations	—	0.01	0.01	0.19

Net (loss) earnings	$(0.19)	$2.37	$1.17	$0.44

Churchill Downs Incorporated

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$85,163	$215,395	$147,546	$137,241
(Loss) earnings from continuing operations	$(8,144)	$28,269	$3,700	$(4,268)
Discontinued operations, net of income taxes:
Loss from operations	$(673)	$(664)	$(4,389)	$(101)
Gain on sale of assets	$149	$—	$(1)	$2,475
Net (loss) earnings	$(8,668)	$27,605	$(690)	$(1,894)
Net (loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(0.59)	$1.90	$0.22	$(0.26)
Discontinued operations	(0.04)	(0.05)	(0.26)	0.14

Net (loss) earnings	$(0.63)	$1.85	$(0.04)	$(0.12)

Diluted:
(Loss) earnings from continuing operations	$(0.60)	$1.90	$0.22	$(0.26)
Discontinued operations	(0.04)	(0.05)	(0.26)	0.14

Net (loss) earnings	$(0.64)	$1.85	$(0.04)	$(0.12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

(c) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2011. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and employees performing similar functions. This Code of Ethics is available on the Company’s corporate website, www.churchilldownsincorporated.com, under the “Investors” heading. A copy of this Code of Ethics is also available and will be sent to shareholders free of charge upon request to the Company’s Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2011,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors,” “Executive Officers of the Company” and “Equity Compensation Plan Information,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2011, 2010 and 2009 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	72
		Consolidated Balance Sheets	73
		Consolidated Statements of Net Earnings and Comprehensive Earnings	74
		Consolidated Statements of Shareholders’ Equity	75
		Consolidated Statements of Cash Flows	76
		Notes to Consolidated Financial Statements	78

	(2)	Schedule II—Valuation and Qualifying Accounts	119
		All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	120
(b)		Exhibits	120
		See exhibit index.

(c)		All financial statements and schedules except those items listed under Items 15(a)(1) and (2) above are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans Chairman of the Board and Chief Executive Officer March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Evans Robert L. Evans Chairman of the Board and Chief Executive Officer March 12, 2012 (Chairman of the Board and Principal Executive Officer)	/s/ William E. Mudd William E. Mudd Executive Vice President and Chief Financial Officer March 12, 2012 (Principal Financial and Accounting Officer)	/s/ Michael B. Brodsky Michael B. Brodsky March 12, 2012 (Director)

/s/ Leonard S. Coleman, Jr. Leonard S. Coleman, Jr. March 12, 2012 (Director)	/s/ Craig J. Duchossois Craig J. Duchossois March 12, 2012 (Director)	/s/ Richard L. Duchossois Richard L. Duchossois March 12, 2012 (Director)

/s/ Robert L. Fealy Robert L. Fealy March 12, 2012 (Director)	/s/ Daniel P. Harrington Daniel P. Harrington March 12, 2012 (Director)	/s/ G. Watts Humphrey, Jr. G. Watts Humphrey, Jr. March 12, 2012 (Director)

/s/ James F. McDonald James F. McDonald March 12, 2012 (Director)	/s/ R. Alex Rankin R. Alex Rankin March 12, 2012 (Director)	/s/ Darrell R. Wells Darrell R. Wells March 12, 2012 (Director)

CHURCHILL DOWNS INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Allowance for doubtful accounts:
2011	$4,098	$—	$1,386	$(3,076)	$2,408

2010	$1,024	$1,221	$3,266	$(1,413)	$4,098

2009	$1,187	$—	$1,214	$(1,377)	$1,024

Description	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2011	$1,381	$106	$—	$1,487

2010	$—	$1,381	$—	$1,381

2009	$—	$—	$—	$—

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, Bloodstock Research Information Services, Inc., Brisbet, Inc., Tsnbet, Inc., Thoroughbred Sports Network, Inc., Richard F. Broadbent, III, in his capacity as a shareholder and authorized shareholder agent, Martha B. Mayer Trust, Richard F. Broadbent, IV Trust, John P. Broadbent Trust and Allison P. Vandenhouten Trust, by Richard F. Broadbent, III as authorized signatory, and Richard F. Broadbent, III, in his capacity as the “Seller Representative”	Exhibit 2.1 to Current Report on Form 8-K filed June 12, 2007

	(b)	Asset Purchase Agreement, dated as of June 11, 2007, between Churchill Downs Incorporated, CDTIC Acquisition, LLC, AmericaTab, Ltd., Charles J. Ruma, Heartland Jockey Club, Ltd., River Downs Investment Co., Ltd., and Charles J. Ruma, in his capacity as the “Seller Representative”	Exhibit 2.2 to Current Report on Form 8-K filed June 12, 2007

	(c)	Agreement and Plan of Merger, dated as of November 11, 2009 among Churchill Downs Incorporated, Youbet.com, Inc., Tomahawk Merger Corp. and Tomahawk Merger LLC	Exhibit 2.1 to Current Report on Form 8-K filed November 13, 2009

	(d)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

3	(a)	Amendment to Articles of Incorporation of Churchill Downs Incorporated	Exhibit 3.1 to Current Report on Form 8-K filed March 19, 2008

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended March 18, 2011	Exhibit 3.1 to Current Report on Form 8-K filed March 21, 2011

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

	(b)	Second Amended and Restated Credit Agreement dated December 22, 2009, among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, as Documentation Agents	Exhibit 10.1 to Current Report on Form 8-K filed December 29, 2009

Numbers		Description	By Reference To

	(c)	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated November 1, 2010 among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, Documentation Agents	Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2010

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(c)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

	(d)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(e)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1995

	(f)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(g)	Form of Stockholder’s Agreement, dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(h)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(i)	Purchase Agreement, dated as of October 19, 2004 by and between Kelley Farms Racing, LLC and Churchill Downs Incorporated.	Exhibit 10.2 to Current Report on Form 8-K filed October 20, 2004

	(j)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

	(k)	Letter Agreements between Churchill Downs Incorporated and Fair Grounds Corporation dated June 25, 2004 and June 29, 2004	Exhibit 10(e) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

	(l)	Stock Redemption Agreement dated as of October 19, 2004, between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

	(m)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

Numbers	Description	By Reference To

(n)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(o)	Asset Purchase Agreement, dated July 6, 2005, between Churchill Downs California Company and Bay Meadows Land Company, LLC	Exhibit 10.1 to Current Report on Form 8-K/A filed July 12, 2005

(p)	Letter Agreement, dated September 23, 2005 between Hollywood Park Land Company, LLC and Churchill Downs California Company	Exhibit 10.2 to Current Report on Form 8-K filed September 29, 2005

(q)	Letter Agreements between Churchill Downs California Company and Bay Meadows Land Company, LLC dated each of August 1, 2005, August 8, 2005, August 12, 2005 and September 7, 2005 each amending the Asset Purchase Agreement between Churchill Downs California Company and Bay Meadows Land Company, LLC dated July 6, 2005	Exhibit 10.5 to Current Report on Form 8-K filed September 29, 2005

(r)	Reinvestment Agreement dated as of September 23, 2005, among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company	Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(s)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(t)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2006

(u)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(v)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(w)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(x)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(y)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

Numbers	Description	By Reference To

(z)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(aa)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(bb)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(cc)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

(dd)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

(ee)	Offer letter to Rohit Thurkal effective May 19, 2009	Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

(ff)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

(gg)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

(hh)	Churchill Downs Incorporated Stock Option Agreement for 180,000 Options made as of September 27, 2010 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(hh) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

(ii)	Employment Agreement dated as of March 21, 2011 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10(a) to Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

(jj)	Employment Agreement dated as of October 10, 2011 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

(kk)	Employment Agreement dated as of February 28, 2011 by and between Churchill Downs Incorporated and Alan K. Tse*	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

(ll)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(ll) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

Numbers		Description	By Reference To

	(mm)	Limited Liability Company Agreement of Miami Valley Gaming & Racing, LLC, dated as of March 1, 2012, among Miami Valley Gaming & Racing, LLC, Churchill Downs Incorporated, MVGR, LLC (a wholly-owned subsidiary of Churchill Downs Incorporated), Delaware North Companies Gaming & Entertainment, Inc. and DNC Ohio Gaming, Inc. (a wholly-owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc.)	Exhibit 10.1 to Current Report on Form 8-K filed March 5, 2012

	(nn)	Asset Purchase Agreement, dated as of March 1, 2012, between Miami Valley Gaming & Racing LLC; Lebanon Trotting Club, Inc.; Miami Valley Trotting, Inc.; Keith Nixon Jr. and John Carlo	Exhibit 10.2 to Current Report on Form 8-K filed March 5, 2012

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a—14(b))	Exhibit 32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

*	Management contract or compensatory plan or arrangement.