Form 10-Q
period 2012-03-31
CHURCHILL DOWNS INC
filed 2012-05-07
CIK 20212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of Registrant’s common stock at May 1, 2012 was 17,330,414 shares.

CHURCHILL DOWNS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$28,882	$27,325
Restricted cash	41,907	44,559
Accounts receivable, net of allowance for doubtful accounts of $2,306 in 2012 and $2,408 in 2011	24,118	49,773
Deferred income taxes	8,018	8,727
Income taxes receivable	3,569	3,679
Other current assets	17,551	10,399

Total current assets	124,045	144,462
Property and equipment, net	475,480	477,356
Goodwill	216,883	213,712
Other intangible assets, net	106,811	103,827
Other assets	13,969	8,665

Total assets	$937,188	$948,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,422	$56,514
Bank overdraft	2,232	5,473
Purses payable	20,275	20,066
Accrued expenses	39,649	47,816
Dividends payable	—	10,110
Deferred revenue	56,035	33,472

Total current liabilities	171,613	173,451
Long-term debt	107,761	127,563
Other liabilities	30,621	29,542
Deferred revenue	18,860	17,884
Deferred income taxes	15,552	15,552

Total liabilities	344,407	363,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,347 shares issued at March 31, 2012 and 17,178 shares issued at December 31, 2011	267,597	260,199
Retained earnings	325,184	323,831

Total shareholders’ equity	592,781	584,030

Total liabilities and shareholders’ equity	$937,188	$948,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS) AND COMPREHENSIVE EARNINGS

for the three months ended March 31,

(Unaudited)

(in thousands, except per common share data)

	2012	2011
Net revenues
Racing	$30,182	$31,628
Gaming	59,336	59,087
Online	44,035	36,803
Other	4,643	4,036

	138,196	131,554
Operating expenses
Racing	42,988	45,585
Gaming	40,940	41,402
Online	30,151	26,365
Other	5,709	5,051
Selling, general and administrative expenses	16,199	16,004
Insurance recoveries, net of losses	(1,511)	—

Operating income (loss)	3,720	(2,853)
Other income (expense):
Interest income	18	68
Interest expense	(1,223)	(2,460)
Equity loss of unconsolidated investments	(220)	(416)
Miscellaneous, net	33	457

	(1,392)	(2,351)

Earnings (loss) from continuing operations before provision for income taxes	2,328	(5,204)
Income tax (provision) benefit	(974)	2,018

Earnings (loss) from continuing operations	1,354	(3,186)
Discontinued operations, net of income taxes:
(Loss) earnings from operations	(1)	1

Net earnings (loss) and comprehensive earnings	$1,353	$(3,185)

Net earnings (loss) per common share data:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)
Weighted average shares outstanding:
Basic	16,903	16,358
Diluted	17,433	16,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$1,353	$(3,185)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	13,807	13,986
Asset impairment loss	1,369	60
Gain on asset disposition	(21)	—
Equity in losses of unconsolidated investments	220	416
Unrealized gain on derivative instruments	—	(204)
Share-based compensation	1,924	1,531
Other	228	271
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	4,327	6,547
Accounts receivable	7,160	10,451
Other current assets	(7,280)	(5,129)
Accounts payable	(2,399)	(2,349)
Purses payable	209	(3,189)
Accrued expenses	(5,462)	(2,774)
Deferred revenue	38,782	37,774
Income taxes receivable and payable	110	5,163
Other assets and liabilities	782	1,106

Net cash provided by operating activities	55,109	60,475

Cash flows from investing activities:
Additions to property and equipment	(9,120)	(5,517)
Acquisition of business, net of cash	(6,630)	—
Investment in joint venture	(4,275)	—
Purchases of minority investments	(1,482)	—
Assumption of note receivable	(1,100)	—
Proceeds on sale of property and equipment	65	46
Proceeds from insurance recoveries	1,369	—
Change in deposit wagering asset	(1,675)	388

Net cash used in investing activities	(22,848)	(5,083)

Cash flows from financing activities:
Borrowings on bank line of credit	79,135	72,436
Repayments on bank line of credit	(98,936)	(114,683)
Change in bank overdraft	(3,241)	(4,064)
Payment of dividends	(10,110)	(8,165)
Repurchase of common stock	(268)	(151)
Common stock issued	391	—
Windfall tax benefit from share-based compensation	443	—
Change in deposit wagering liability	1,882	(318)

Net cash used in financing activities	(30,704)	(54,945)

Net increase in cash and cash equivalents	1,557	447
Cash and cash equivalents, beginning of period	27,325	26,901

Cash and cash equivalents, end of period	$28,882	$27,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31,

(Unaudited) (in thousands)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$764	$1,978
Income taxes	$297	$1,203
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Company LTIP and other stock plans	$5,110	$4,069
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets acquired	$9,356	$—
Liabilities assumed	$(395)	$—
Fair value of earn-out liability and accrued purchase price	$(2,331)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.

In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.

The Company’s revenues and earnings are influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 56 live racing days during the first quarter of 2012, which compares to 62 live racing days conducted during the first quarter of 2011.

Customer Loyalty Programs

The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program, which was introduced during the three months ended March 31, 2012 to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. As of March 31, 2012 and December 31, 2011, the outstanding reward point liabilities were $1.8 million and $2.7 million, respectively.

Promotional Allowances

Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue. During the three months ended March 31, 2012 and 2011, promotional allowances of $6.2 million and $5.1 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $3.5 million and $2.4 million, Gaming promotional allowances were $2.5 million and $2.3 million, and Racing promotional allowances were $0.2 million and $0.3 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended March 31, 2012 and 2011 totaled $1.2 million and $1.3 million, respectively.

Comprehensive Earnings

The Company had no other components of comprehensive earnings and, as such, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings.

NOTE 2 — FLORIDA GAMING RECOVERIES

During February 2012, the Company received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder Race Course (“Calder”) for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, the Company did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the three months ended March 31, 2012, the Company recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, the Company recognized $0.2 million as a reduction to its operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — ACQUISITIONS AND NEW VENTURES

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

Through the joint venture agreement, the Company and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. MVG has entered into an asset purchase agreement through which it will acquire the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc., the two entities conducting harness racing at the existing Lebanon Raceway facility at the Warren County Fairgrounds in Lebanon, Ohio. MVG will acquire these assets for an aggregate purchase price of $60 million, of which $10 million will be paid in cash, with the remaining $50 million to be funded through a promissory note delivered at closing. An additional $10 million could be paid to the sellers if certain conditions are met with respect to the performance of the VLT facility over time.

The Company and DNC will contribute up to $90 million in equity to fund the asset purchase agreement for the existing racing licenses and racetrack assets, the initial VLT license fees and acquisition costs for the land eventually selected for development. Completion of the asset purchase transaction and development of the new racetrack and VLT gaming facility are subject to regulatory approvals and other customary closing conditions, and to the resolution of any outstanding legal challenges threatening the legality of VLT gaming. In the event the transaction is not completed, the operating agreement will be terminated and the joint venture will be liquidated. During the three months ended March 31, 2012, the Company funded $4.3 million in initial capital contributions to the joint venture.

Bluff Media Acquisition

During February 2012, the Company announced the acquisition of the assets of Bluff Media (“Bluff”), a multimedia poker content brand and publishing company. Bluff’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to the Company’s intention to further expand and build upon Bluff’s current content and business model, the Company believes this acquisition potentially provides it with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States.

The Company completed its acquisition of Bluff for cash consideration of $6.6 million, which includes contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming. Since the transaction did not have a material impact on the Company’s condensed consolidated financial statements, additional disclosure was not deemed necessary. See Note 7 for further discussion of the fair value measurement.

NOTE 4 — NATURAL DISASTERS

Mississippi River Flooding

As a result of the Mississippi River flooding, the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, the Company announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of March 31, 2012, the Company has recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. During the year ended December 31, 2011, the Company received $3.5 million in partial settlement of its claim. The Company is currently working with its insurance carriers to finalize its claim and received $5.0 million during the three months ended March 31, 2012. The Company received an additional $7.0 million from its insurance carriers during April 2012, and it will recognize insurance recoveries, net of losses, of $5.0 million as a component of operating income during the three months ended June 30, 2012.

Mississippi Wind Damage

On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. The Company recorded a reduction of property and equipment of $1.4 million and incurred $1.1 million in repair expenditures. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $3.4 million from our insurance carriers during the three months ended March 31, 2012. The Company recognized insurance recoveries, net of losses, of $1.5 million during the three months ending March 31, 2012.

The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Harlow’s	$1,845	$(3,356)	$(1,511)

NOTE 5 — INCOME TAXES

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2012 and 2011 was 42% and 39%, respectively.

Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its tax provision related to unrecognized income tax benefits, while penalties are accrued in selling, general and administrative expenses. As of March 31, 2012, the Company had accrued $0.3 million of interest expense related to unrecognized income tax benefits and had gross unrecognized tax benefits of $2.4 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million.

NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In March 2012, the Company adopted ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 simplifies goodwill impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its carrying value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2012, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company qualitatively assessed its goodwill and concluded that it was more likely than not that fair value of its reporting units was greater than their carrying value, and as such, the Company was not required to calculate the fair value of its reporting units.

The following tables summarize the activity related to goodwill and other intangible assets for the three months ended March 31, 2012 (in thousands):

	Goodwill
	Racing Operations	Gaming	Online Business	Other Investments	Total
Balance as of December 31, 2011	$50,400	$34,689	$127,364	$1,259	$213,712
Reclassifications	1,259	—	—	(1,259)	—
Additions	—	—	—	3,171	3,171

Balance as of March 31, 2012	$51,659	$34,689	$127,364	$3,171	$216,883

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$64,929	$(23,589)	$41,340	$64,589	$(20,672)	$43,917
Indefinite-lived intangible assets	65,471	—	65,471	59,910	—	59,910

Total	$130,400	$(23,589)	$106,811	$124,499	$(20,672)	$103,827

During the three months ended March 31, 2012, the Company reclassified goodwill between Other Investments and Racing Operations related to Churchill Downs Simulcast Productions, one of its other investments, which was merged into Racing Operations during 2012. In addition, the Company recorded goodwill of $3.2 million and other intangible assets of $5.9 million related to the Bluff acquisition.

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value
	Hierarchy	March 31, 2012	December 31, 2011
Cash equivalents and restricted cash	Level 1	$41,905	$44,141

Contingent consideration liability	Level 3	$(2,331)	$—

The Company’s cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company’s accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate for the acquisition date fair value of the contingent consideration was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company’s Condensed Statements of Net Earnings (Loss) and Comprehensive Earnings. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash Equivalents — The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-Term Debt — The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximate fair value, based upon current interest rates.

NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator for basic earnings (loss) from continuing operations per common share:
Earnings (loss) from continuing operations	$1,354	$(3,186)
Earnings from continuing operations allocated to participating securities	(24)	—

Numerator for basic earnings (loss) from continuing operations per common share	$1,330	$(3,186)

Numerator for basic earnings (loss) per common share:
Net earnings (loss)	$1,353	$(3,185)
Net earnings allocated to participating securities	(24)	—

Numerator for basic net earnings (loss) per common share	$1,329	$(3,185)

Numerator for diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$1,354	$(3,186)
Discontinued operations, net of income taxes	(1)	1

Net earnings (loss)	$1,353	$(3,185)

Denominator for net earnings (loss) per common share:
Basic	16,903	16,358
Plus dilutive effect of stock options	222	—
Plus dilutive effect of participating securities	308	—

Diluted	17,433	16,358

Net earnings (loss) per common share:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)

Options to purchase approximately 18,000 shares related to the participating security for the three months ended March 31, 2011 was excluded from the computation of diluted loss per common share since its effect was antidilutive because of the net loss from continuing operations for the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack, Arlington Park Race Course and its eleven OTBs, Calder Race Course and Fair Grounds Race Course and the pari-mutuel activity generated at its eleven OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services and Velocity, a business focused on high wagering-volume international customers, as well as the Company’s equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company’s other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company uses EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period the Company’s operating performance in a meaningful and consistent manner. However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results. A reconciliation of EBITDA to net earnings (loss) is provided in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the reported segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues from external customers:
Churchill Downs	$2,550	$2,322
Arlington Park	9,417	9,348
Calder	1,868	2,668
Fair Grounds	16,347	17,290

Total Racing Operations	30,182	31,628
Calder Casino	21,879	20,612
Fair Grounds Slots	12,031	12,171
VSI	9,563	9,427
Harlow’s Casino	15,863	16,877

Total Gaming	59,336	59,087
Online Business	44,035	36,803
Other Investments	4,502	3,965
Corporate	141	71

Net revenues from external customers	$138,196	$131,554

Intercompany net revenues:
Churchill Downs	$186	$148
Arlington Park	556	533
Calder	10	61
Fair Grounds	747	778

Total Racing Operations	1,499	1,520
Online Business	206	196
Other Investments	750	599
Eliminations	(2,455)	(2,315)

Net revenues	$—	$—

Reconciliation of Segment EBITDA to net earnings (loss):
Racing Operations	$(11,539)	$(12,638)
Gaming	20,389	17,533
Online Business	10,421	7,545
Other Investments	(330)	(92)
Corporate	(1,601)	(1,174)

Total EBITDA	17,340	11,174
Depreciation and amortization	(13,807)	(13,986)
Interest income (expense), net	(1,205)	(2,392)
Income tax (provision) benefit	(974)	2,018

Earnings (loss) from continuing operations	1,354	(3,186)
Discontinued operations, net of income taxes	(1)	1

Net earnings (loss) and comprehensive earnings	$1,353	$(3,185)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Online Business	$(38)	$(446)
Other Investments	(182)	30

	$(220)	$(416)

The table below presents total asset information for the reported segments (in thousands):

	March 31,	December 31,
	2012	2011
Total assets:
Racing Operations	$502,934	$504,749
Gaming	219,319	242,174
Online Business	183,601	183,397
Other Investments	31,334	17,702

	$937,188	$948,022

The table below presents total capital expenditure information for the reported segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Capital expenditures, net:
Racing Operations	$1,573	$1,802
Gaming	1,201	2,793
Online Business	1,062	492
Other Investments	5,284	430

	$9,120	$5,517

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order (“TRO”) requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the TRO pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board (“IRB”), 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington Park is currently evaluating whether to file petition for rehearing or to seek review by the Illinois Supreme Court. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently briefing Hawthorne’s appeal.

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

Hialeah Race Course

On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. The original hearings on these motions were cancelled and have yet to be rescheduled. Discovery in this case is currently stayed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balmoral, Maywood and Illinois Harness Horsemen’s Association

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties remain engaged in the discovery process, which they have until the end of July 2012 to complete.

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and IFRS which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the three months ended March 31, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the three months ended March 31, 2012. However, since the Company has no other components of comprehensive earnings, comprehensive earnings is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard became effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the three months ended March 31, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the overall economic environment; the impact of increasing insurance costs; the impact of interest rate fluctuations; the effect of any change in our accounting policies or practices; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate planned expansion projects; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately or keep its technology current; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limiting, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information, including Part I – Item 1A, “Risk Factors” for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment and the country’s premier source of online account wagering on horseracing events.

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

•

Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, which operates approximately 900 slot machines, 15 table games and a poker room, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the Isle of Man focusing on high wagering-volume international customers;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•

United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for North American racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC (“MVG”), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations. We believe that the use of EBITDA enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of EBITDA to net earnings (loss).

During the three months ended March 31, 2012, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 5.4% compared to the same period of 2011, which partially reflects a 1.2% increase in U.S. race days. TwinSpires.com handle increased $26.4 million for the three months ended March 31, 2012, partially from the growth in new customers and an increase in average daily wagering. Pari-mutuel handle from our Racing Operations declined 7.3% during the three months ended March 31, 2012 compared to the same period of 2011, primarily reflecting six fewer live race days.

Although there is a growing confidence that global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the general economic downturn may resume. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2012, there was $261 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments

Florida Gaming Recoveries

During February 2012, we received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, we did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the three months ended March 31, 2012, we recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, we recognized $0.2 million as a net reduction to our operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

Bluff Media Acquisition

During February 2012, we announced the acquisition of the assets of Bluff Media (“Bluff”), a multimedia poker content brand and publishing company. Bluff’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to our intention to further expand and build upon Bluff’s current content and business model, we believe this acquisition potentially provides us with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States.

We completed our acquisition of Bluff for cash consideration of $6.6 million, which includes contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming.

Mississippi River Flooding

As a result of the Mississippi River flooding, we temporarily ceased operations at Harlow’s on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, we announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

We carry flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of March 31, 2012, we had recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures, with an offsetting insurance recovery receivable for the estimated damage associated with the flood. During the year ended December 31, 2011, we received $3.5 million in partial settlement of our claim. We are currently working with our insurance carriers to finalize our claim and received $5.0 million during the three months ended March 31, 2012. We received an additional $7.0 million from our insurance carriers during April 2012. We will recognize insurance recoveries, net of losses, of $5.0 million as a component of operating income during the three months ended June 30, 2012.

Legislative and Regulatory Changes

Federal

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

Florida

Hialeah Race Course

During 2010, the Florida legislature passed Senate Bill 622 (“SB 622”), which contained a new Tribal Compact and which made Chapter 2009-170, Laws of Florida, effective on July 1, 2010. Portions of Chapter 2009-170, Laws of Florida purport to permit the operation of slot machines at quarter horse facilities in Miami-Dade County. In particular, Section 19 of Chapter 2009-170, Laws of Florida, purports to permit Hialeah Race Course (“Hialeah”), located approximately twelve miles from Calder, to open as a quarter horse facility and operate slot machines after two consecutive years of quarter horseracing. On June 18, 2010, in a lawsuit styled Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC (Case No. 2010-CA-2132), Calder challenged the provisions of Section 19 of Chapter 2009-170, Laws of Florida, alleging that Section 19 violates Article X, Section 23 of the Florida Constitution when it expands the limits set in the constitution for slot machine licenses. The Leon County Circuit Court held the statute to be valid, and an appeal to the Florida First District Court of Appeal was unsuccessful. On November 9, 2011, we petitioned the Florida Supreme Court to grant discretionary review of the First Appellate Court’s decision. On April 27, 2012, the Florida Supreme Court declined to consider a review of our petition, upholding the decision of the lower court. Hialeah subsequently announced its intention to add 900 slot machines to its facility during 2013. At this point, we do not know to what extent the operation of a slot machine facility at Hialeah could have on our business, financial condition and results of operations.

On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. The original hearings on these motions were cancelled and have yet to be rescheduled. Discovery in this case is currently stayed.

Kentucky

Historical Racing Machines

On July 20, 2010, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened an HRM facility with approximately 200 HRMs, and during February 2012, the KHRC approved the installation of 75 additional HRMs at such facility. During 2012, Ellis Park Racetrack began installing 252 HRMs which are expected to be in operation by July 2012.

Despite the approval of the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of regulations enacted. We do not expect to make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On February 28, 2011, the intervening adverse party filed a motion to deny the transfer of the appeal to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. The intervening adverse party’s brief was due on August 23, 2011, and the Company’s brief was due sixty days thereafter. However, on September 1, 2011, the intervening adverse party filed an injunction for the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. The Kentucky Court of Appeals heard oral arguments during April 2012, and a ruling is expected by June 2012.

ADW Regulations

Legislation was introduced on February 8, 2011 to clarify state regulatory authority over ADW companies. The legislation provides jurisdiction over wagering made within the Commonwealth of Kentucky and requires a license to take ADW wagers from Kentucky residents, which TwinSpires obtained in March 2012. During January 2012, the Kentucky House of Representatives introduced House Bill 229, which would impose an excise tax of 0.5% of proceeds on all advance deposit wagering placed by Kentucky residents. The state’s general fund would receive 15% of the excise tax, with the remaining 85% to be shared equally between the state’s racetracks and horsemen. This legislation was passed by the Kentucky House of Representatives during 2011 but failed to move forward in the Kentucky Senate during the 2012 legislative session. Should similar legislation be proposed in future legislative sessions, it could have a negative impact on our Online Business operations.

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

Negotiations are ongoing between the Governor and legislative leaders on a compromise bill, Senate Bill 1849. At this point, we do not know if legislation will be enacted, and if enacted, how it would affect our business, financial condition and results of operations.

Illinois State Bills

On August 25, 2009, Governor Quinn signed legislation to clarify ambiguity with respect to advance deposit wagering (“SB 1298”), including requiring a 1.5% pari-mutuel tax of handle on wagers made through an ADW business by Illinois residents, with an additional 0.25% pari-mutuel tax of handle on wagers capped at $250,000 for all ADW wagering in the aggregate. On October 13, 2009, in accordance with SB 1298, the IRB issued a license to Churchill Downs Technology Initiatives Company to conduct advanced deposit wagering in Illinois. The ADW law in Illinois sunsets on August 25, 2012 and efforts to remove the sunset are currently underway. Changes in the ADW law or the sunset of such law could adversely affect our ADW business in Illinois.

Horse Racing Equity Trust Fund

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act

94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboats paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009. See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q for further discussion of pending litigation with respect to the Horse Racing Equity Trust Fund.

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

On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. The Ohio Lottery Commission is authorized to install video lottery terminals, and it is expected that approximately 14,000 video lottery terminals will be installed at the Ohio racetracks during 2012. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.

In February 2012, the Ohio House of Representatives passed House Bill 386 (“HB 386”) which makes revisions to Ohio’s gaming-related laws pertaining to casinos, video lottery terminals, horseracing and gaming. HB 386 further clarifies the regulations governing Ohio gaming. At this point, we do not know the effect this legislation could have on our business, financial condition and results of operations.

New York

During December 2011, the Governor of New York announced his support for a constitutional amendment to expand Las Vegas-style casino gaming on non-Indian lands. Such a change in the state constitution would require two successive sessions of the state legislature followed by a statewide referendum by voters. The earliest that a statewide vote could occur would be November 2013.

In March 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and amend the state constitution to allow up to seven new casinos in the state. An expansion of gaming in New York could include expanded incentives for the horse racing industry. This could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.

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

The California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering during February 2012. At its March 2012 meeting, The CHRB approved draft proposed exchange wagering regulations that it will submit for public comment. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

In February 2012, Senate Bill 1463 (“SB 1463”) was introduced in the California Senate. SB 1463 provides for the licensing, regulation and taxation of all forms of Internet gaming, but would originally be limited to Internet poker. SB 1463 would allow gaming companies to apply for ten-year gaming licenses. The potential effects of SB 1463 on our business, financial condition and results of operations cannot be determined at this time.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$13,429	$12,929	$500	4%
Net pari-mutuel revenues	$2,098	$1,961	$137	7%
Commission %	15.6%	15.2%
Arlington Park
Total handle	$67,313	$65,709	$1,604	2%
Net pari-mutuel revenues	$9,587	$9,301	$286	3%
Commission %	14.2%	14.2%
Calder
Total handle	$16,679	$29,945	$(13,266)	-44%
Net pari-mutuel revenues	$918	$1,985	$(1,067)	-54%
Commission %	5.5%	6.6%
Fair Grounds
Total handle	$180,602	$191,186	$(10,584)	-6%
Net pari-mutuel revenues	$14,214	$15,383	$(1,169)	-8%
Commission %	7.9%	8.0%
Total Racing Operations
Total handle	$278,023	$299,769	$(21,746)	-7%
Net pari-mutuel revenues	$26,817	$28,630	$(1,813)	-6%
Commission %	9.6%	9.6%
Online Business: (1)
Total handle	$199,835	$173,466	$26,369	15%
Net pari-mutuel revenues	$40,089	$35,209	$4,880	14%
Commission %	20.1%	20.3%
Eliminations:
Total handle	$(16,915)	$(18,626)	$1,711	-9%
Net pari-mutuel revenues	$(1,481)	$(1,520)	$39	-3%
Total:
Handle	$460,943	$454,609	$6,334	1%
Net pari-mutuel revenues	$65,425	$62,319	$3,106	5%
Commission %	14.2%	13.7%

NM: Not meaningful                                                 U: > 100% unfavorable        F: >100% favorable

The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%

Calder Casino

Net gaming revenues	$21,237	$20,029	$1,208	6%

Slot handle	$275,992	$257,916	$18,076	7%

Net slot revenues	$20,244	$18,855	$1,389	7%
Average daily net win per slot machine	$183	$172	$11	6%
Average daily number of slot machines	1,216	1,216	—	—

Average daily poker revenue	$10,911	$13,049	$(2,138)	-16%

Fair Grounds Slots and video poker

Net gaming revenues	$21,217	$21,215	$2	—

Slot handle	$122,620	$124,303	$(1,683)	-1%

Net slot revenues	$11,654	$11,788	$(134)	-1%
Average daily net win per slot machine	$205	$210	$(5)	-2%
Average daily number of slot machines	626	623	3	—

Average daily video poker revenue	$105,090	$104,745	$345	—
Average daily net win per video poker machine	$142	$131	$11	8%
Average daily number of video poker machines	738	800	(62)	-8%

Harlow’s Casino

Net gaming revenues	$15,569	$16,510	$(941)	-6%

Slot handle	$179,820	$179,073	$747	—

Net slot revenues	$13,772	$14,923	$(1,151)	-8%
Average daily net win per slot machine	$185	$186	$(1)	-1%
Average daily number of slot machines	818	893	(75)	-8%

Average daily poker revenue	$862	$1,200	$(338)	-28%

Average daily net win per table	$1,002	$991	$11	1%

Average daily number of tables	15	15	—	—

Total
Net gaming revenues	$58,023	$57,754	$269	—

NM: Not meaningful                                                     U: > 100% unfavorable        F: >100% favorable

The following table sets forth, for the periods indicated, total revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Number of thoroughbred live race days	56	62	(6)	-10%
Net revenues:
Racing Operations	$30,182	$31,628	$(1,446)	-5%
Gaming	59,336	59,087	249	—
Online Business	44,035	36,803	7,232	20%
Other	4,643	4,036	607	15%

Total net revenues	$138,196	$131,554	$6,642	5%

Operating income (loss)	$3,720	$(2,853)	$6,573	F
Operating income (loss) margin	3%	-2%
Earnings (loss) from continuing operations	$1,354	$(3,186)	$4,540	F
Diluted earnings (loss) from continuing operations per common share	$0.08	$(0.19)

Our total net revenues increased $6.6 million, primarily from the continuing growth of our Online Business segment. Revenues generated by the Online Business segment increased $7.2 million during the three months ended March 31, 2012 compared to the same period of 2011, primarily reflecting an increase in Online Business handle of 15.2%, which is partially indicative of a 5.4% growth in pari-mutuel industry handle and a 1.2% increase in U.S. race days, according to figures published by Equibase. Other operating revenues increased $0.6 million predominantly due to an increase in revenue from United Tote, which was primarily driven by the increase in industry race days during the three months ended March 31, 2012. These increases were partially offset by a decline in Racing Operations revenue of $1.4 million during the three months ended March 31, 2012 due to a 10% reduction in live race days. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Purses & pari-mutuel taxes	$19,703	$20,456	$(753)	-4%
Gaming taxes	14,258	13,935	323	2%
Depreciation and amortization	13,807	13,986	(179)	-1%
Other operating expenses	72,020	70,026	1,994	3%
SG&A expenses	16,199	16,004	195	1%
Insurance recoveries, net of losses	(1,511)	—	(1,511)	F

Total	$134,476	$134,407	$69	—

Percent of revenue	97%	102%

Significant items affecting comparability of consolidated operating expenses include:

•

Other operating expenses increased $2.0 million, primarily as a result of increased content costs within the Online Business of $3.7 million, which corresponds to the 15.2% increase in pari-mutuel handle during the three months ended March 31, 2012. Partially offsetting the increase was a decline of $1.8 million within our Racing Operations, primarily reflecting a decrease in our variable costs associated with the 7.3% decline in our pari-mutuel handle and six fewer live race days during the three months ended March 31, 2012. Furthermore, Racing Operations benefited from lower utility expenses associated with milder weather conditions and other cost control measures.

•

SG&A expenses increased $0.2 million, due, in part, to an increase in equity and long-term incentive compensation of $0.3 million during the three months ended March 31, 2012, which primarily reflects the amortization of restricted stock awards under the Company’s Long-term Incentive Compensation Plan (“LTIP Plan”) for the 2008, 2009 and 2010 LTIP Plan years and an estimate for the 2011 LTIP Plan year. In addition, we incurred non-recurring employee costs of $0.9 million during the three months ended March 31, 2012, compared to the same period of 2011. Partially offsetting these increases was a recovery of $0.8 million recognized by Calder Casino as a reduction to selling, general and administrative expenses during the three months ended March 31, 2012 relating to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005.

•

Purses and pari-mutuel taxes decreased $0.8 million, primarily due to six fewer live race days at Calder and Fair Grounds during the three months ended March 31, 2012 compared to the same period of 2011.

•	Insurance recoveries, net of losses of $1.5 million, reflects the final settlement of our property insurance claim related to wind damage sustained at Harlow’s during February 2011.

Other Income (Expense) and Income Tax (Provision) Benefit

The following table is a summary of our other income (expense) and income tax (provision) benefit (in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Interest income	$18	$68	$(50)	-74%
Interest expense	(1,223)	(2,460)	1,237	50%
Equity in loss of unconsolidated investments	(220)	(416)	196	47%
Miscellaneous, net	33	457	(424)	-93%

Other income (expense)	$(1,392)	$(2,351)	$959	41%

Income tax (provision) benefit	$(974)	$2,018	$(2,992)	U
Effective tax rate	42%	39%

Significant items affecting the comparability of other income and expense and the income tax (provision) benefit include:

•	Interest expense decreased during the three months ended March 31, 2012 primarily as a result of a lower average outstanding debt balance under our revolving credit facility.

•

Miscellaneous other income decreased primarily due to the elimination of other income related to the long put option and short call option associated with a related party convertible note payable that was converted into common stock during the three months ended June 30, 2011.

•

Equity in loss of unconsolidated investments improved $0.4 million during the three months ended March 31, 2012, related to the performance of our investment in HRTV. Partially offsetting this increase was $0.3 million of equity losses related to our investment in MVG during the three months ended March 31, 2012.

•

Income tax (provision) benefit reflects the impact of generating net earnings from continuing operations during the three months ended March 31, 2012 compared to generating a net loss from continuing operations during the same period of 2011.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Churchill Downs	$2,735	$2,470	$265	11%
Arlington Park	9,973	9,881	92	1%
Calder	1,878	2,729	(851)	-31%
Fair Grounds	17,095	18,068	(973)	-5%

Total Racing Operations	31,681	33,148	(1,467)	-4%
Calder Casino	21,879	20,612	1,267	6%
Fair Grounds Slots	12,031	12,171	(140)	-1%
VSI	9,563	9,427	136	1%
Harlow’s Casino	15,863	16,877	(1,014)	-6%

Total Gaming	59,336	59,087	249	—
Online Business	44,241	36,999	7,242	20%
Other Investments	5,252	4,564	688	15%
Corporate Revenues	141	71	70	99%
Eliminations	(2,455)	(2,315)	(140)	6%

	$138,196	$131,554	$6,642	5%

Significant items affecting comparability of our revenues by segment include:

•

Online Business revenues increased $7.2 million, reflecting a 15.2% increase in our pari-mutuel handle, primarily from growth in new customers. In addition, the increase may be partially attributed to milder weather conditions across the country which caused a 1.2% increase in the number of U.S. race days, according to figures published by Equibase, during the three months ended March 31, 2012 as compared to the same period during 2011.

•

Other Investments revenues increased $0.7 million, due, in part, to an increase in revenues at United Tote, which was primarily driven by the increase in industry race days resulting from fewer track cancellations due to milder temperatures across the country during the three months ended March 31, 2012.

•

Gaming segment revenues increased $0.2 million, primarily reflecting increased gaming revenues of $1.3 million at Calder Casino as slot handle increased 7% during the three months ended March 31, 2012. Partially offsetting this increase was a decrease in net revenues of $1.0 million at Harlow’s during the three months ended March 31, 2012, as the facility operated without permanent dining facilities as a result of flood damage that occurred during May 2011.

•

Racing Operations revenues decreased $1.5 million due to a decline of 7.3% in pari-mutuel handle, which was driven by six fewer live race days during the three months ended March 31, 2012 as compared to the same period during 2011.

Segment EBITDA

We use EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (loss) (in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Racing Operations	$(11,539)	$(12,638)	$1,099	9%
Gaming	20,389	17,533	2,856	16%
Online Business	10,421	7,545	2,876	38%
Other Investments	(330)	(92)	(238)	U
Corporate	(1,601)	(1,174)	(427)	-36%

Total EBITDA	17,340	11,174	6,166	55%
Depreciation and amortization	(13,807)	(13,986)	179	1%
Interest income (expense), net	(1,205)	(2,392)	1,187	50%
Income tax (provision) benefit	(974)	2,018	(2,992)	U

Earnings (loss) from continuing operations	1,354	(3,186)	4,540	F
Discontinued operations, net of income taxes	(1)	1	(2)	U

Net earnings (loss)	$1,353	$(3,185)	$4,538	F

The table below presents the intercompany management fees (expense) income included in the EBITDA of each of the operating segments for the three months ended March 31, 2012 and 2011, respectively (in thousands).

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Racing Operations	$(1,406)	$(1,462)	$(56)	-4%
Gaming	(2,633)	(2,607)	26	1%
Online Business	(1,963)	(1,632)	331	20%
Other Investments	(227)	(201)	26	13%
Corporate Income	6,229	5,902	(327)	6%

Total management fees	$—	$—	$—

Significant items affecting comparability of our EBITDA by segment include:

•

Online Business EBITDA increased $2.9 million, primarily reflecting a 15.2% increase in our pari-mutuel handle, driven by growth in industry pari-mutuel handle of 5.4%, as reported by Equibase, during the three months ended March 31, 2012, in addition to our growth of new customer accounts. Partially offsetting this increase are non-recurring employee costs of $0.8 million during the three months ended March 31, 2012.

•

Gaming EBITDA increased $2.9 million, as we received insurance proceeds of $1.5 million, which reflects the settlement of our property insurance claim associated with wind damage sustained at Harlow’s during February 2011. In addition, Calder Casino recognized proceeds of $0.8 million as a reduction in selling, general and administrative expenses during the three months ended March 31, 2012 relating to a reimbursement of certain administrative expenditures for a slot machine referendum held in Miami-Dade County during 2005. Finally, Calder Casino EBITDA increased $0.9 million as compared to same period of 2011 due to continued revenue growth driven by a 7% increase in slot handle.

•

Racing Operations EBITDA increased $1.1 million, which was primarily due to lower utility expenses associated with milder weather conditions and other cost control measures implemented during the three months ended March 31, 2012. These saving were partially offset by a decrease in revenue from conducting six fewer live race days during the three months ended March 31, 2012 as compared to the same period during 2011.

•

Corporate EBITDA decreased $0.4 million, due in part to an increase in equity and long-term incentive compensation of $0.3 million during the three months ended March 31, 2012, which primarily reflects the amortization of restricted stock awards under the Company’s long-term incentive plans.

Consolidated Balance Sheet

The following table is a summary of our overall financial position as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,	Change
	2012	2011	$	%
Total assets	$937,188	$948,022	$(10,834)	-1%
Total liabilities	$344,407	$363,992	$(19,585)	-5%
Total shareholders’ equity	$592,781	$584,030	$8,751	1%

Significant items affecting the comparability of our condensed consolidated balance sheets include:

•

Significant changes within total assets include decreases in accounts receivables of $25.7 million, primarily reflecting collections related to the 2012 Kentucky Derby and the receipt of insurance recoveries related to the property damage sustained at Harlow’s during 2011.

Partially offsetting this decrease was an increase in goodwill and other intangible assets of $3.2 million and $5.8 million, respectively, related to the acquisition of Bluff on February 10, 2012. In addition, during the three months ended March 31, 2012, we funded $4.3 million in initial capital to MVG, and we increased our investment in Kentucky Downs, one of our other investments, by $2.1 million.

•

Significant changes within total liabilities include a decrease in long-term debt of $19.8 million, reflecting repayments of acquisition debt funded by cash from operations. In addition, accrued expenses and accounts payable decreased $8.2 million and $3.1 million, respectively, primarily due to the completion of the fall meet at Churchill Downs, the completion of the majority of the winter meet at Fair Grounds and the payment of 2011 discretionary bonuses. Dividends payable decreased due to the payment of the Company’s annual dividend payment which was funded during the three months ended March 31, 2012.

Partially offsetting these decreases was an increase in deferred revenue of $22.6 million from advance billings related to the 2012 Kentucky Derby.

Liquidity and Capital Resources

The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
	2012	2011	$	%
Operating activities	$55,109	$60,475	$(5,366)	-9%
Investing activities	$(22,848)	$(5,083)	$(17,765)	U
Financing activities	$(30,704)	$(54,945)	$24,241	44%

Significant items affecting the comparability of our liquidity and capital resources include:

•

The decrease in cash provided by operating activities is primarily due to the receipt of a refund of $8.5 million from an overpayment of 2010 federal income taxes during the three months ended March 31, 2011. Partially offsetting this decrease was an increase in cash resulting from the continued growth of our Online Business. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•

The increase in cash used in investing activities is primarily due to the acquisition of Bluff, our investment in MVG and our purchase of additional equity in Kentucky Downs during the three months ended March 31, 2012. In addition, capital expenditures increased related to our renovation and improvement project at Harlow’s and the relocation of our corporate offices.

•

The decrease in cash used in financing activities is primarily due to higher repayments of net borrowings under our revolving loan facilities during the three months ended March 31, 2011 as compared to the same period of 2012. During 2011 we received a refund of $8.5 million from an overpayment of 2010 federal income taxes which was used, in part, to repay outstanding borrowings. In addition, during the three months ended March 31, 2012, we funded new expenditures including our acquisition of Bluff and our investment in MVG which reduced the amount repaid on our net borrowings.

During the three months ended March 31, 2012, there were no material changes in our commitments to make future payments or in our contractual obligations. During the second quarter of 2012, we expect to fund approximately $2.3 million of annual licensing fees for Calder Casino. As of March 31, 2012, we were in compliance with the debt covenants of our revolving credit facilities and had $261 million of borrowing capacity under our revolving credit facilities.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Maintenance-related capital expenditures	$4,914	$4,604
Capital project expenditures	4,206	913

Additions to property and equipment	$9,120	$5,517

Net cash provided by operating activities	$55,109	$60,475
Maintenance-related capital expenditures	(4,914)	(4,604)

Free cash flow	$50,195	$55,871

During the three months ended March 31, 2012, the increase in capital project expenditures as compared to the same period of 2011 primarily reflects capital expenditures related to renovations underway at Harlow’s and our corporate office relocation. During 2012, we expect to fund capital expenditures of approximately $15 million related to Harlow’s renovations, which will be partially offset by the receipt of insurance recoveries. The decrease in cash provided by operating activities is primarily due to the receipt of a refund of $8.5 million from an overpayment of 2010 federal income taxes during the three months ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, we had $107.8 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington Park is currently evaluating whether to file a petition for rehearing or to seek review by Illinois Supreme Court. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Hawthorne initially asked the court to stay the further distribution of HRE Trust Fund monies pending the outcome of the appeal. The parties are currently briefing Hawthorne’s appeal.

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

HIALEAH RACE COURSE

On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs allege that the defendants, including Calder and Tropical Park, have engaged in unfair methods of competition and have committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs have alleged an unspecified amount in damages. Motions to dismiss on behalf of Calder and Tropical Park were served on March 14, 2011, and March 21, 2011, respectively. The original hearings on these motions were cancelled and have yet to be rescheduled. Discovery in this case is currently stayed.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’

complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties remain engaged in the discovery process, which they have until the end of July 2012 to complete.

OTHER MATTERS

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
1/1/12- 1/31/12	4,985	(1)	$53.86	—	—
2/1/12- 2/29/12	—		—	—	—
3/1/12- 3/31/12	13,418	(1)	$55.90	—	—

	18,403		$55.35	—	—

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 7, 2012	/s/ Robert L. Evans
Robert L. Evans Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 7, 2012	/s/ William E. Mudd
William E. Mudd Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Transition and Separation Agreements dated as of April 10, 2012 by and between Churchill Downs Incorporated and Rohit Thurkal	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))

Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012