Form 10-Q
period 2012-06-30
CHURCHILL DOWNS INC
filed 2012-08-06
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
(Exact name of Registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400 Louisville, Kentucky 40222	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at August 2, 2012 was 17,451,580 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,787	$27,325
Restricted cash	53,619	44,559
Accounts receivable, net of allowance for doubtful accounts of $2,080 in 2012 and $2,408 in 2011	44,111	49,773
Deferred income taxes	8,018	8,727
Income taxes receivable	—	3,679
Other current assets	14,031	10,399
Total current assets	151,566	144,462
Property and equipment, net	471,954	477,356
Goodwill	217,741	213,712
Other intangible assets, net	103,237	103,827
Other assets	14,917	8,665
Total assets	$959,415	$948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,930	$56,514
Bank overdraft	6,753	5,473
Purses payable	23,009	20,066
Accrued expenses	49,358	47,816
Income taxes payable	27,314	—
Dividends payable	—	10,110
Deferred revenue	10,528	33,472
Total current liabilities	185,892	173,451
Long-term debt	62,964	127,563
Other liabilities	31,976	29,542
Deferred revenue	16,626	17,884
Deferred income taxes	16,356	15,552
Total liabilities	313,814	363,992
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,403 shares issued at June 30, 2012 and 17,178 shares issued at December 31, 2011	271,841	260,199
Retained earnings	373,760	323,831
Total shareholders' equity	645,601	584,030
Total liabilities and shareholders' equity	$959,415	$948,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the three and six months ended June 30,
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues
Racing	$160,440	$148,371	$190,622	$180,082
Gaming	51,371	49,459	110,707	108,546
Online	52,702	46,526	96,737	83,329
Other	6,303	5,330	10,946	9,283
	270,816	249,686	409,012	381,240
Operating expenses
Racing	95,484	91,555	138,472	137,601
Gaming	38,291	38,237	79,231	79,639
Online	32,925	28,851	63,076	55,216
Other	6,866	5,267	12,575	9,857
Selling, general and administrative expenses	20,070	18,696	36,269	34,700
Insurance recoveries, net of losses	(5,003)	(395)	(6,514)	(395)
Operating income	82,183	67,475	85,903	64,622
Other income (expense):
Interest income	35	56	53	124
Interest expense	(982)	(3,461)	(2,205)	(5,921)
Equity in (loss) gain of unconsolidated investments	(564)	460	(784)	44
Miscellaneous, net	37	3,158	70	3,615
	(1,474)	213	(2,866)	(2,138)
Earnings from continuing operations before provision for income taxes	80,709	67,688	83,037	62,484
Income tax provision	(32,133)	(27,698)	(33,107)	(25,680)
Earnings from continuing operations	48,576	39,990	49,930	36,804
Discontinued operations, net of income taxes:
(Loss) earnings from operations	—	—	(1)	1
Gain on sale of assets	—	157	—	157
Net earnings and comprehensive income	$48,576	$40,147	$49,929	$36,962

Net earnings per common share data:
Basic
Earnings from continuing operations	$2.82	$2.38	$2.90	$2.19
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$2.82	$2.39	$2.90	$2.20

Diluted
Earnings from continuing operations	$2.77	$2.36	$2.86	$2.18
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$2.77	$2.37	$2.86	$2.19

Weighted average shares outstanding:
Basic	16,978	16,444	16,940	16,401
Diluted	17,502	16,935	17,443	16,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited) (in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings and comprehensive income	$49,929	$36,962
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	27,445	27,876
Asset impairment loss	—	157
Gain on asset disposition	(27)	(46)
Gain on sale of business	—	(271)
Gain on derivative instruments	—	(3,096)
Equity in loss (gain) of unconsolidated investments	784	(44)
Share-based compensation	4,414	2,966
Deferred tax provision	—	(1,566)
Other	455	2,036
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	(2,409)	(4,607)
Accounts receivable	(20,157)	(7,810)
Other current assets	(4,013)	(5,136)
Accounts payable	6,488	8,930
Purses payable	2,944	6,028
Accrued expenses	3,798	6,247
Deferred revenue	(7,061)	3,306
Income taxes receivable and payable	30,993	31,097
Other assets and liabilities	2,467	1,780
Net cash provided by operating activities	96,050	104,809
Cash flows from investing activities:
Additions to property and equipment	(16,473)	(10,867)
Acquisition of business, net of cash	(6,728)	—
Acquisition of gaming license	—	(2,250)
Investment in joint venture	(5,400)	—
Purchases of minority investments	(1,600)	—
Assumption of note receivable	(1,100)	—
Proceeds on sale of property and equipment	88	46
Proceeds from insurance recoveries	9,870	—
Change in deposit wagering asset	(6,651)	(873)
Net cash used in investing activities	(27,994)	(13,944)
Cash flows from financing activities:
Borrowings on bank line of credit	182,545	157,403
Repayments on bank line of credit	(247,143)	(237,560)
Change in bank overdraft	1,280	1,159
Payment of dividends	(10,110)	(8,165)
Repurchase of common stock	(2,033)	(445)
Common stock issued	4,416	—
Windfall tax benefit from share-based compensation	640	—
Change in deposit wagering liability	6,811	873
Net cash used in financing activities	(63,594)	(86,735)
Net increase in cash and cash equivalents	4,462	4,130
Cash and cash equivalents, beginning of period	27,325	26,901
Cash and cash equivalents, end of period	$31,787	$31,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(Unaudited) (in thousands)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,227	$3,549
Income taxes	$593	$1,282
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Company LTIP and other stock plans	$5,110	$4,319
Issuance of common stock for extinguishment of convertible note payable	$—	$19,399
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$9,454	$—
Liabilities assumed	$(395)	$—
Fair value of earn-out liability and accrued purchase price	$(2,331)	$—

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

The Company’s revenues and earnings are influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 122 live racing days during the second quarter of 2012, which compares to 105 live racing days conducted during the second quarter of 2011. For the six months ended June 30, 2012, the Company conducted 178 live racing days, which compares to 167 live racing days conducted during the six months ended June 30, 2011.

Current Year Reclassification
During the six months ended June 30, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP") , which was previously included in other investments, with its Racing Operations. Net revenues and operating expenses of CDSP for the three and six months ended June 30, 2011 have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on net revenues, operating income, results of continuing operations, or cash flows.

Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program, which was introduced during the six months ended June 30, 2012 to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. As of June 30, 2012 and December 31, 2011, the outstanding reward point liabilities were $1.9 million and $2.7 million, respectively.

Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.

During the three months ended June 30, 2012 and 2011, promotional allowances of $9.3 million and $5.1 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $6.5 million and $2.8 million, Gaming promotional allowances were $2.5 million and $1.7 million, and Racing promotional allowances were $0.3 million and $0.6 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended June 30, 2012 and 2011 totaled $1.2 million and $0.8 million, respectively.

During the six months ended June 30, 2012 and 2011, promotional allowances of $15.5 million and $10.3 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $10.0 million and $5.2 million, Gaming promotional allowances were $5.0 million and $4.1 million, and Racing promotional allowances were $0.5 million and $1.0 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the six months ended June 30, 2012 and 2011 totaled $2.4 million and $2.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net income as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

NOTE 2 — FLORIDA GAMING RECOVERIES
During February 2012, the Company received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder Race Course (“Calder”) for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, the Company did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the six months ended June 30, 2012, the Company recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, the Company recognized $0.2 million as a reduction to its operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

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

The Company and DNC will contribute up to $90 million in equity to fund the asset purchase agreement for the existing racing licenses and racetrack assets, the initial VLT license fees and acquisition costs for the land eventually selected for development. Completion of the asset purchase transaction and development of the new racetrack and VLT gaming facility are subject to regulatory approvals and other customary closing conditions, and to the resolution of any outstanding legal challenges threatening the legality of VLT gaming. See subheading "Legislative and Regulatory Changes - Ohio" in Item 2. "Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for further discussion. In the event the transaction is not completed, the operating agreement will be terminated and the joint venture will be liquidated. During the six months ended June 30, 2012, the Company funded $5.4 million in initial capital contributions to the joint venture.

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

The Company completed its acquisition of Bluff for cash consideration of $6.7 million, which includes contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming. Since the transaction did not have a material impact on the Company’s condensed consolidated financial statements, additional disclosure was not deemed necessary. See Note 7 for further discussion of the fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs"), which sustained damage to its stable area and administrative offices, as well as several other structures at the racetrack. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the three months ended June 30, 2012, the Company filed a preliminary claim for damages with its insurance carrier which remains under review. As of June 30, 2012, the Company has not recorded an impairment of its assets and does not believe this amount will be material. We do not believe that the hailstorm will have a material, adverse impact on the Company's business, financial condition or results of operations.

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

The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of June 30, 2012, the Company has recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, the Company received $3.5 million from its insurance carriers in partial settlement of its claim. This amount has been included as insurance recoveries listed below for the three and six months ended June 30, 2012. In addition, the Company finalized its claim with its insurance carriers and received $12.0 million during the six months ended June 30, 2012. The Company recognized insurance recoveries, net of losses of $5.0 million during the three and six months ended June 30, 2012.

Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of June 30, 2012, the Company has recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. The Company received an additional $3.4 million from our insurance carriers during the six months ended June 30, 2012. The Company recognized insurance recoveries, net of losses, of $1.5 million during the six months ending June 30, 2012.

The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Condensed Consolidated Statements of Comprehensive Income. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Harlow's	$10,497	$(15,500)	$(5,003)	$12,342	$(18,856)	$(6,514)

NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the six months ended June 30, 2012 and 2011 was 40% and 41%, respectively. The effective tax rate for both periods exceeds the federal statutory tax rate due to state and local income taxes and certain expenses that are not deductible for tax purposes.

Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its tax provision related to uncertain income tax benefits, while

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

penalties are accrued in selling, general and administrative expenses. As of June 30, 2012, the Company had accrued $0.4 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $2.5 million. The total amount of uncertain tax benefits that, if recognized, would affect the effective tax rate was $1.7 million.

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

The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets during the six months ended June 30, 2012, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company qualitatively assessed its goodwill and concluded that it was more likely than not that fair value of its reporting units was greater than their carrying value, and as such, the Company was not required to calculate the fair value of its reporting units.

The following tables summarize the activity related to goodwill and other intangible assets for the six months ended June 30, 2012 (in thousands):

	Goodwill
	Racing Operations	Gaming	Online Business	Other Investments	Total
Balance as of December 31, 2011	$50,400	$34,689	$127,364	$1,259	$213,712
Reclassifications	1,259	—	—	(1,259)	—
Additions	—	—	—	4,029	4,029
Balance as of June 30, 2012	$51,659	$34,689	$127,364	$4,029	$217,741

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$64,929	$(26,402)	$38,527	$64,589	$(20,672)	$43,917
Indefinite-lived intangible assets	64,710	—	64,710	59,910	—	59,910
Total	$129,639	$(26,402)	$103,237	$124,499	$(20,672)	$103,827

During the six months ended June 30, 2012, the Company reclassified goodwill between Other Investments and Racing Operations related to CDSP, one of its other investments, which was merged into Racing Operations during 2012. In addition, the Company recorded goodwill of $4.0 million and other definite-lived intangible assets of $0.3 million and indefinite-lived intangible assets of $4.8 million related to the Bluff acquisition.

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value
	Hierarchy	June 30, 2012	December 31, 2011
Cash equivalents and restricted cash	Level 1	$53,023	$44,141
Contingent consideration liability	Level 3	$(2,331)	$—

The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

observed in the market and represents a Level 3 fair value measurement. The estimate for the acquisition date fair value of the contingent consideration was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.
The following assumption was used by the Company in estimating its fair value disclosures for financial instruments:
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$48,576	$39,990	$49,930	$36,804
Earnings from continuing operations allocated to participating securities	(722)	(906)	(743)	(869)
Numerator for basic earnings from continuing operations per common share	$47,854	$39,084	$49,187	$35,935
Numerator for basic earnings per common share:
Net earnings	$48,576	$40,147	$49,929	$36,962
Net earnings allocated to participating securities	(723)	(910)	(743)	(873)
Numerator for basic net earnings per common share	$47,853	$39,237	$49,186	$36,089

Numerator for diluted earnings per common share:
Earnings from continuing operations	$48,576	$39,990	$49,930	$36,804
Discontinued operations, net of income taxes	—	157	(1)	158
Net earnings	$48,576	$40,147	$49,929	$36,962
Denominator for net earnings per common share:
Basic	16,978	16,444	16,940	16,401
Plus dilutive effect of stock options	268	109	247	100
Plus dilutive effect of participating securities	256	382	256	398
Diluted	17,502	16,935	17,443	16,899

Net earnings per common share:
Basic
Earnings from continuing operations	$2.82	$2.38	$2.90	$2.19
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$2.82	$2.39	$2.90	$2.20

Diluted
Earnings from continuing operations	$2.77	$2.36	$2.86	$2.18
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$2.77	$2.37	$2.86	$2.19

Options to purchase approximately 18,000 shares for each of the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack, Arlington Park Race Course and its twelve OTBs, Calder Race Course and Fair Grounds Race Course and the pari-mutuel activity generated at its eleven OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services and Velocity, a business focused on high wagering-volume international customers, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company uses EBITDA (defined as earnings before interest, taxes, depreciation and amortization), a non-GAAP measure, as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period the Company’s operating performance in a meaningful and consistent manner. However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our operating results. A reconciliation of EBITDA to net earnings is provided in the following table.

The table below presents information about the reported segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues from external customers:
Churchill Downs	$102,874	$96,005	$105,424	$98,410
Arlington Park	22,807	22,050	32,224	31,398
Calder	22,873	19,412	24,741	22,080
Fair Grounds	11,886	10,904	28,233	28,194
Total Racing Operations	160,440	148,371	190,622	180,082
Calder Casino	19,188	21,711	41,067	42,323
Fair Grounds Slots	9,586	9,458	21,617	21,630
VSI	8,814	8,789	18,377	18,216
Harlow's Casino	13,783	9,501	29,646	26,377
Total Gaming	51,371	49,459	110,707	108,546
Online Business	52,702	46,526	96,737	83,329
Other Investments	5,967	5,192	10,469	9,074
Corporate	336	138	477	209
Net revenues from external customers	$270,816	$249,686	$409,012	$381,240
Intercompany net revenues:
Churchill Downs	$4,082	$3,464	$4,268	$3,612
Arlington Park	1,496	1,159	2,052	1,692
Calder	586	486	596	547
Fair Grounds	75	—	822	778
Total Racing Operations	6,239	5,109	7,738	6,629
Online Business	230	219	436	415
Other Investments	1,072	606	1,822	759
Eliminations	(7,541)	(5,934)	(9,996)	(7,803)
Net revenues	$—	$—	$—	$—
Reconciliation of Segment EBITDA to net earnings:
Racing Operations	$65,390	$58,815	$53,851	$46,327
Gaming	19,438	12,798	39,827	30,331
Online Business	12,539	11,308	22,960	18,853
Other Investments	(104)	677	(434)	435
Corporate	(1,969)	1,385	(3,570)	211
Total EBITDA	95,294	84,983	112,634	96,157
Depreciation and amortization	(13,638)	(13,890)	(27,445)	(27,876)
Interest income (expense), net	(947)	(3,405)	(2,152)	(5,797)
Income tax provision	(32,133)	(27,698)	(33,107)	(25,680)
Earnings from continuing operations	48,576	39,990	49,930	36,804
Discontinued operations, net of income taxes	—	157	(1)	158
Net earnings and comprehensive income	$48,576	$40,147	$49,929	$36,962

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Online Business	$(516)	$393	$(554)	$(53)
Other Investments	(48)	67	(230)	97
	$(564)	$460	$(784)	$44

The table below presents total asset information for the reported segments (in thousands):

	June 30, 2012	December 31, 2011
Total assets:
Racing Operations	$522,980	$509,133
Gaming	215,339	242,174
Online Business	189,516	183,397
Other Investments	31,580	13,318
	$959,415	$948,022

The table below presents total capital expenditure information for the reported segments (in thousands):

	Six Months Ended June 30,
	2012	2011
Capital expenditures:
Racing Operations	$4,532	$3,681
Gaming	3,250	4,736
Online Business	2,306	842
Other Investments	6,385	1,608
	$16,473	$10,867

During the six months ended June 30, 2012, the Company incurred $3.1 million of capital expenditures for its corporate office relocation, which is included in Other Investments.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact on our business, financial condition or results of operations.

Horse Racing Equity Trust Fund
During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboat casinos paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009.

On June 12, 2009, the Illinois riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order (“TRO”) requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the TRO pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board (“IRB”), 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington Park filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington Park filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne then filed a motion to extend the deadline to file its reply brief until July 27, 2012.

We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington Park purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington Park racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington Park.

Hialeah Race Course
On February 14, 2011, Hialeah Race Course (“Hialeah”) filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs alleged that the defendants, including Calder and Tropical Park, engaged in unfair methods of competition and committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs alleged an unspecified amount in damages. On June 7, 2012, the lawsuit was voluntarily dismissed with prejudice.

Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties remain engaged in the discovery process, which they have until the beginning of August 2012 to complete.

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and IFRS which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the six months ended June 30, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the six months ended June 30, 2012. However, since the Company has no other components of comprehensive income, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard became effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the six months ended June 30, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

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

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information, including Part I – Item 1A, "Risk Factors" for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate, as modified by Part II – Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview
We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment and the country’s premier source of online account wagering on horseracing events.

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with twelve off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Gaming, which includes:

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

During the six months ended June 30, 2012, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 2.4% compared to the same period of 2011 and declined 0.2% during the three months ended June 30, 2012 compared to the same period of 2011. This year-to -date handle increase is partially attributable to a 1.9% increase in U.S. race days, according to Equibase. TwinSpires.com handle increased $56.1 million during the six months ended June 30, 2012 and increased $29.7 million during the three months ended June 30, 2012 as compared to the same period of 2011, partially from the growth in new customers and an increase in average daily wagering. Pari-mutuel handle from our Racing Operations increased 3.0% during the six months ended June 30, 2012 compared to the same period of 2011 and increased 6.9% during the three months ended June 30, 201

2 compared to the same period of 2011, primarily reflecting seventeen additional live race days.

Although there is a growing confidence that global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the general economic downturn may resume. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2012, there was $305 million of borrowing capacity under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments
Florida Gaming Recoveries
During February 2012, we received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, we did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the six months ended June 30, 2012, we recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, we recognized $0.2 million as a net reduction to our operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

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

We completed our acquisition of Bluff for cash consideration of $6.7 million, which includes contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming.

Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs, which sustained damage to its stable area and administrative offices, as well as several other structures at the racetrack. We carry property and casualty insurance, subject to a $0.5 million deductible. During the three months ended June 30, 2012, we filed a preliminary claim for damages with our insurance carrier which remains under review. As of June 30, 2012, we have not recorded an impairment of our assets and do not believe this amount will be material. We do not believe that the hailstorm will have a material, adverse impact on our business, financial condition or results of operations.

Kentucky Derby and Kentucky Oaks Qualifying Process
During June 2012, we announced a revision to the process by which three-year old thoroughbred racehorses qualify for the Kentucky Derby and Kentucky Oaks. Effective in 2013, we will cease to use graded stakes earnings to determine qualifiers, and we will institute a point system. The Kentucky Derby will feature a preparatory season consisting of nineteen races for two-year old and early three-year old horses, and a championship series consisting of seventeen races for three-year old horses. Points will be awarded to the top four finishers in each race, and the twenty highest cumulative point winners will be eligible for the Kentucky Derby. The Kentucky Oaks will feature a similar preparatory season with twenty races and a championship series of fifteen races. The events which constitute the qualifying horse races and their assigned point value will be reviewed annually.

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

We carry flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of June 30, 2012, we have recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, we received $3.5 million in partial settlement of our claim. We finalized our claim with our carriers and received $12.0 million during the six months ended June 30, 2012 . We recognized insurance recoveries, net of losses of $5.0 million during the three months ended June 30, 2012.

Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. We carry property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of June 30, 2012, we have recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. We filed a preliminary claim with its insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $3.4 million from our insurance carriers during the six months ended June 30, 2012. We recognized insurance recoveries, net of losses, of $1.5 million during the six months ending June 30, 2012.

Legislative and Regulatory Changes
Federal
Wire Act of 1961 – Federal Clarification
On December 23, 2011, the U.S. Department of Justice clarified its position on the Wire Act of 1961 (the “Wire Act”), which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined, in a written memorandum, that the Wire Act applied only to a sporting event or contest but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department opinion could be interpreted to allow Internet gaming on an intrastate basis. Since the issuance of this opinion, there have been actions taken by various state legislatures to either further enable or further limit Internet gaming opportunities for their residents and businesses, and we anticipate that other states may follow. At this point, we do not know to what extent intrastate Internet gaming could affect our business, financial condition and results of operations.

Senate Hearing on Medication and Performance-Enhancing Drugs in Horses
In July 2012, the Senate Commerce Committee held a hearing on the use of anti-bleeding medications, painkillers and performance enhancing drugs in racehorses. The Interstate Horseracing Improvement Act was introduced which is designed to regulate and standardize medication usage within the industry. It is unclear to what extent such federal regulations could have on our business, financial condition and results of operations.

Other Federal Legislation
During 2011, two major pieces of Internet gaming legislation were introduced in the United States Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would grant the Secretary of the Treasury regulatory and enforcement jurisdiction over Internet gaming. Though wagering on sports is excluded, it would expand Internet gaming beyond poker. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (“HR 2366”), mirrors many of the safeguard provisions proffered in HR 1174, however it limits Internet gaming to poker only. Both bills have been referred to the House Subcommittee on Crime, Terrorism and Homeland Security. It is unclear to what extent such federal regulations could have on our business, financial condition and results of operations.

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

On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs alleged that the defendants, including Calder and Tropical Park, engaged in unfair methods of competition and committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs alleged an unspecified amount in damages. On June 7, 2012, the lawsuit was voluntarily dismissed with prejudice.

Kentucky
Race-day Medication Ban
On June 13, 2012, the Kentucky Horse Racing Commission (“KHRC”) approved a change in state regulations that bans the use of an anti-bleeding medication on race-days for graded and listed stakes horse races. The revised regulation must survive a legislative review process, in addition to potential legal challenges before being enacted into law. Should the regulation be enacted into law, it would be phased in over a three-year period, beginning in 2014. If approved, Kentucky would be the only U.S. state to have enacted such restrictions. At this point, we do not know the effect this legislation could have on our business, financial condition and results of operations.

Historical Racing Machines
On July 20, 2010, the KHRC approved a change in state regulations that would allow racetracks to offer pari-mutuel wagering via Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run races can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened an HRM facility with approximately 200 HRMs, and during February 2012, the KHRC approved the installation of 75 additional HRMs at such facility. During 2012, Ellis Park Racetrack began installing 177 HRMs which are expected to be in operation by September 2012.

Despite the approval of the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of the new regulations that were enacted to allow HRMs. We do not expect to make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority to conduct pari-mutuel wagering via HRMs. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction for the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case.

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

Illinois
Expanded Gaming Legislation
On May 31, 2012, Senate Bill 1849 was passed by the Illinois General Assembly, which authorizes five additional casinos to be constructed in Illinois, as well as provides for slots machines to be installed at racetracks. Specifically, the legislation authorizes Arlington Park to operate up to 1,200 slot or video poker machines and authorizes Quad City Downs, owned by Arlington Park, to operate up to 900 slot or video poker machines. Existing casinos are eligible to increase the number of gaming machines from the current limit of 1,200 machines to 1,600 machines. Five new land-based casinos are authorized, one of which can be located in Chicago with 4,000 gaming machines. The legislation was presented to Governor Quinn on June 29, 2012. He has sixty days to take action on the measure. At this point, we do not know if the legislation will be enacted, and if enacted, how it would affect our business, financial condition and results of operations.

Advance Deposit Wagering Legislation
House Bill 3779 relating to ADW regulation was introduced and passed by the Illinois Legislature during the 2012 session. The bill extends ADW authorization to January 2013, replacing Senate Bill 1298, which is expected to sunset on August 25, 2012. House Bill 3779 provides additional requirements, not in effect under Senate Bill 1298, that beginning on August 26, 2012, each ADW license shall impose a surcharge of up to 0.18% on winning wagers and winnings from wagers placed through advance deposit wagering. The funds received as the result of the surcharge are to be deposited into standardbred purse accounts. Governor Quinn was presented with the legislation on June 29, 2012, and he has not taken action on the measure. Changes in the ADW law or the sunset of such law could adversely affect our ADW business in Illinois.

Online Gaming
During the 2012 legislative session, the Illinois Senate amended House Bill 4148 with language that, if enacted, would create a new division of the state lottery to oversee and operate online games, including poker, for registered players within Illinois. The division would also be given authority to enter into interstate and multinational online gaming compacts.  As currently written, the lottery would create a single platform on which Internet Gaming would be conducted in Illinois.  At a later date, the state could allow private companies licensed to conduct gaming in Illinois to essentially serve as affiliates.  It is not clear under what terms the state would allow the private companies to participate. The legislative session adjourned without action on House Bill 4148. We expect this issue to continue to develop. At this point, we do not know if legislation will be enacted, and if enacted, to what extent it would impact our business, financial condition and results of operation.

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
On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. The Ohio Lottery Commission is authorized to install video lottery terminals, and it is expected that approximately 14,000 video lottery terminals will be installed at the Ohio racetracks during 2012. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable indicating it did not have legal standing to sue the state over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. On June 11, 2012, the Ohio House of Representatives passed House Bill 386 (“HB 386”) which makes revisions to Ohio’s gaming-related laws pertaining to casinos, video lottery terminals, horseracing and gaming. HB 386 further clarifies the regulations governing Ohio gaming. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.

New York
During December 2011, the Governor of New York announced his support for a constitutional amendment to expand Las Vegas-style casino gaming on non-Indian lands. Such a change in the state constitution would require two successive sessions of the state legislature followed by a statewide referendum by voters. The earliest that a statewide vote could occur would be November 2013.

In March 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and to seek amendment of the state constitution to allow up to seven new casinos in the state. An expansion of gaming in New York could include expanded incentives for the horse racing industry. This could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.

California
Exchange Wagering
On September 23, 2010, the Governor of California signed a bill that approved exchange wagering on horseracing by California residents and on California racetracks. The bill makes California the first state to approve this type of wagering. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, including betting that a horse may lose, which may be accepted by a second customer.

The California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering during February 2012. At its March 2012 meeting, the CHRB approved draft proposed exchange wagering regulations that it will submit for public comment. In June 2012, the CHRB decided to delay the implementation of exchange wagering stating that the regulations governing exchange wagering needed further examination. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

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

Sports Betting
In February 2012, Senate Bill 1390 (“SB 1390”) was introduced in the California Legislature. The legislation would allow all entities currently licensed to conduct gambling activities to apply to their regulatory agency and request that sports betting be added to their list of authorized gambling options. Specifically, the legislation would require sports wagers to be made at a gambling establishment, provides that wagering charges to credit cards would not be authorized, and that the individual making the bet is required to be over 21 years of age. Indian tribes with existing casinos as well as tribes that do not currently have gaming compacts with the state would be allowed to offer sports betting on their reservations. The potential effects of SB 1390 on our business, financial condition and results of operations cannot be determined at this time.

Delaware
During June 2012, the Delaware Gaming Competitiveness Act of 2012 (“HB 333”) was passed by the Delaware Legislation and signed into law by Governor Markell. HB 333 enables Delaware casinos to offer a full range of legal online gambling options including Internet blackjack, poker and slots which are accessible through each casino's website and controlled centrally by the state lottery. Under the terms of HB 333, Delaware's existing racetracks will be able to offer online games via their websites. The legislation expands locations for National Football League wagering and keno. Individuals must be present in Delaware to play online games.  The potential impact of HB 333 on our business, financial condition and results of operations cannot be determined at this time.

New Jersey
Senate Bill 1565 and Assembly Bill 2578 Internet Wagering at Atlantic City Casinos are proposed legislation which would authorize Internet gaming at Atlantic City casinos and provide the ability of wagers to be accepted from persons outside the state of New Jersey should federal law deem such activity permissible. The New Jersey Horse Racing industry is excluded from the bill language and would not be able to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue. The New Jersey Legislature is currently in recess and it is unlikely either of these bills will be considered before fall 2012. The potential impact of these bills on our business, financial condition and results of operation cannot be determined at this time.

RESULTS OF CONTINUING OPERATIONS
Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$425,493	$416,111	$9,382	2%	$438,922	$429,040	$9,882	2%
Net pari-mutuel revenues	$37,715	$36,213	$1,502	4%	$39,813	$38,174	$1,639	4%
Commission %	8.9%	8.7%			9.1%	8.9%
Arlington Park
Total handle	$195,324	$183,420	$11,904	6%	$262,637	$249,129	$13,508	5%
Net pari-mutuel revenues	$20,102	$19,581	$521	3%	$29,689	$28,882	$807	3%
Commission %	10.3%	10.7%			11.3%	11.6%
Calder
Total handle	$189,368	$163,345	$26,023	16%	$206,047	$193,290	$12,757	7%
Net pari-mutuel revenues	$22,073	$18,530	$3,543	19%	$22,991	$20,515	$2,476	12%
Commission %	11.7%	11.3%			11.2%	10.6%
Fair Grounds
Total handle	$35,734	$28,249	$7,485	26%	$216,336	$219,435	$(3,099)	(1)%
Net pari-mutuel revenues	$6,286	$6,068	$218	4%	$20,500	$21,451	$(951)	(4)%
Commission %	17.6%	21.5%			9.5%	9.8%
Total Racing Operations
Total handle	$845,919	$791,125	$54,794	7%	$1,123,942	$1,090,894	$33,048	3%
Net pari-mutuel revenues	$86,176	$80,392	$5,784	7%	$112,993	$109,022	$3,971	4%
Commission %	10.2%	10.2%			10.1%	10.0%
Online Business: (1)
Total handle	$251,368	$221,625	$29,743	13%	$451,203	$395,090	$56,113	14%
Net pari-mutuel revenues	$49,072	$43,854	$5,218	12%	$89,161	$79,063	$10,098	13%
Commission %	19.5%	19.8%			19.8%	20.0%
Eliminations:
Total handle	$(72,913)	$(56,359)	$(16,554)	29%	$(89,828)	$(72,236)	$(17,592)	24%
Net pari-mutuel revenues	$(6,219)	$(5,110)	$(1,109)	22%	$(7,700)	$(6,630)	$(1,070)	16%
Total:
Handle	$1,024,374	$956,391	$67,983	7%	$1,485,317	$1,413,748	$71,569	5%
Net pari-mutuel revenues	$129,029	$119,136	$9,893	8%	$194,454	$181,455	$12,999	7%
Commission %	12.6%	12.5%			13.1%	12.8%

The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Calder Casino
Net gaming revenues	$18,643	$21,097	$(2,454)	(12)%	$39,880	$41,126	$(1,246)	(3)%
Slot handle	$252,083	$276,830	$(24,747)	(9)%	$528,075	$534,746	$(6,671)	(1)%
Net slot revenues	$17,801	$19,849	$(2,048)	(10)%	$38,045	$38,704	$(659)	(2)%
Average daily net win per slot machine	$161	$179	$(18)	(10)%	$172	$176	$(4)	(2)%
Average daily number of slot machines	1,213	1,220	(7)	(1)%	1,214	1,218	(4)	—%
Average daily poker revenue	$9,252	$13,705	$(4,453)	(32)%	$10,082	$13,379	$(3,297)	(25)%
Fair Grounds Slots and video poker
Net gaming revenues	$18,076	$17,968	$108	1%	$39,293	$39,183	$110	—%
Slot handle	$101,197	$98,717	$2,480	3%	$223,817	$223,020	$797	—%
Net slot revenues	$9,262	$9,179	$83	1%	$20,916	$20,967	$(51)	—%
Average daily net win per slot machine	163	$162	$1	1%	$184	$186	$(2)	(1)%
Average daily number of slot machines	626	624	2	—%	626	624	2	—%
Average daily video poker revenue	$96,851	$96,579	$272	—%	$100,970	$100,639	$331	—%
Average daily net win per video poker machine	$131	$128	$3	2%	$137	$129	$8	6%
Average daily number of video poker machines	739	756	(17)	(2)%	739	778	(39)	(5)%
Harlow's Casino (1)
Net gaming revenues	$13,154	$9,226	$3,928	43%	$28,350	$25,447	$2,903	11%
Slot handle	$162,497	$108,881	$53,616	49%	$342,317	$287,954	$54,363	19%
Net slot revenues	$11,921	$8,335	$3,586	43%	$25,693	$23,258	$2,435	10%
Average daily net win per slot machine	$160	$144	$16	11%	$173	$169	$4	2%
Average daily number of slot machines	818	876	(58)	(7)%	818	884	(66)	(7)%
Average daily poker revenue	$684	$785	$(101)	(13)%	$773	$1,022	$(249)	(24)%
Average daily net win per table	$889	$914	$(25)	(3)%	$945	$958	$(13)	(1)%
Average daily number of tables	15	15	—	—%	15	15	—	—%
Total
Net gaming revenues	$49,873	$48,291	$1,582	3%	$107,523	$105,756	$1,767	2%

(1) Harlow's Casino was closed for 25 days during the three and six months ended June 30, 2012 due to Mississippi River flooding.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The following table sets forth, for the periods indicated, total net revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Number of thoroughbred live race days	122	105	17	16%
Net revenues:
Racing Operations	$160,440	$148,371	$12,069	8%
Gaming	51,371	49,459	1,912	4%
Online Business	52,702	46,526	6,176	13%
Other	6,303	5,330	973	18%
Total net revenues	$270,816	$249,686	$21,130	8%
Operating income	$82,183	$67,475	$14,708	22%
Operating income margin	30%	27%
Earnings from continuing operations	$48,576	$39,990	$8,586	21%
Diluted earnings from continuing operations per common share	$2.77	$2.36

Our total net revenues increased $21.1 million, primarily from an increase in Racing Operations revenue and from the continuing growth of our Online Business segment. Racing Operations revenues increased $12.1 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Kentucky Derby week and a 16% increase in live race days during the three months ended June 30, 2012. Revenues generated by the Online Business increased $6.2 million during the three months ended June 30, 2012, compared to the same period of 2011 due to Online Business handle growth of 13.4%. According to figures published by Equibase, total industry wagering on U.S. thoroughbred racing declined 0.2% during the three months ended June 30, 2012, essentially comparable to amounts wagered during the same period of 2011. Gaming revenues increased $1.9 million, primarily reflecting an increase in revenue of $4.3 million at Harlow's during the three months ended June 30, 2012, which was closed for 25 days during the same period of 2011 as a result of damage sustained from the Mississippi River flooding. This increase was partially offset by a $2.5 million decline in revenues at Calder Casino resulting from increased competitive pressures in the South Florida gaming market during the three months ended June 30, 2012. Finally, Other net revenues increased $1.0 million due to an increase in handle-based revenues from United Tote, and from the effect of our Bluff acquisition, which occurred in 2012. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Purses & pari-mutuel taxes	$48,544	$45,888	$2,656	6%
Gaming taxes	12,434	12,919	(485)	(4)%
Depreciation and amortization	13,638	13,890	(252)	(2)%
Other operating expenses	98,950	91,213	7,737	8%
SG&A expenses	20,070	18,696	1,374	7%
Insurance recoveries, net of losses	(5,003)	(395)	(4,608)	F
Total	$188,633	$182,211	$6,422	4%
Percent of revenue	70%	73%

Significant items affecting comparability of consolidated operating expenses include:

•	Other operating expenses increased $7.7 million, primarily as a result of increased content costs within the Online Business of $3.2 million, which corresponds to the 13.4% increase in pari-mutuel handle during the three months ended June 30, 2012. In addition, we recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2010 and 2011. Finally, we recognized a $2.9 million reduction in sales tax expense at Churchill Downs involving a Tax Increment Financing ("TIF") Agreement with the Commonwealth of Kentucky during the three months ended June 30, 2011. During the three months ended June 30, 2012, Harlow's operating expenses increased $0.8 million compared to the same period of 2011, during which it was closed for 25 days as result of Mississippi River flooding. Finally, operating expenses increased due to our acquisition of Bluff in February 2012. Partially offsetting these increases were decreases in labor costs and other cost control measures implemented by our Racing Operations.

•
Purses and pari-mutuel taxes increased $2.7 million, primarily due to seventeen additional live race days in our Racing Operations during the three months ended June 30, 2012, compared to the same period of 2011.

•
SG&A expenses increased $1.4 million, due, in part, to an increase in equity and long-term incentive compensation of $2.1 million during the three months ended June 30, 2012, which primarily reflects the amortization of restricted stock awards under the Company’s Long-term Incentive Compensation Plan (“LTIP Plan”) for the 2008, 2009 and 2010 LTIP Plan years and estimated expense for the 2011 and 2012 LTIP Plan years. Partially offsetting this increase was a decline in employee-related expenses of $0.9 million during the three months ended June 30, 2012, primarily due to a decrease in compensation expense associated with the annual incentive compensation plan.

•	Insurance recoveries, net of losses of $5.0 million, reflects the final settlement of our property insurance claim related to flood damage sustained at Harlow’s during May 2011.

•
Gaming taxes decreased $0.5 million, primarily due to the decline in revenue at Calder Casino resulting from increased competitive pressures from a new casino in Miami during the three months ended June 30, 2012. Partially offsetting this decrease was an increase in gaming taxes at Harlow's, which was closed 25 days during the same period of 2011 as a result of Mississippi River flooding.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Interest income	$35	$56	$(21)	(38)%
Interest expense	(982)	(3,461)	2,479	72%
Equity in (loss) gain of unconsolidated investments	(564)	460	(1,024)	U
Miscellaneous, net	37	3,158	(3,121)	(99)%
Other income (expense)	$(1,474)	$213	$(1,687)	U
Income tax provision	$(32,133)	$(27,698)	$(4,435)	(16)%
Effective tax rate	40%	41%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense decreased during the three months ended June 30, 2012, due in part, to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable during the three months ended June 30, 2011. In addition, we had lower average outstanding debt balances under our revolving credit facility during the three months ended June 30, 2012 compared to the same period of 2011.

•
Miscellaneous other income decreased primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable through the issuance of 452,603 shares of our common stock and the elimination of the associated short forward contract liability and long put option asset during the three months ended June 30, 2011.

•
Equity in loss of unconsolidated investments worsened by $1.0 million during the three months ended June 30, 2012, related to the performance of our investment in HRTV, in addition to equity losses of $0.1 million related to our investment in MVG during the three months ended June 30, 2012.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Churchill Downs	$106,956	$99,469	$7,487	8%
Arlington Park	24,303	23,209	1,094	5%
Calder	23,459	19,898	3,561	18%
Fair Grounds	11,961	10,904	1,057	10%
Total Racing Operations	166,679	153,480	13,199	9%
Calder Casino	19,188	21,711	(2,523)	(12)%
Fair Grounds Slots	9,586	9,458	128	1%
VSI	8,814	8,789	25	—%
Harlow's Casino	13,783	9,501	4,282	45%
Total Gaming	51,371	49,459	1,912	4%
Online Business	52,932	46,745	6,187	13%
Other Investments	7,039	5,798	1,241	21%
Corporate Revenues	336	138	198	F
Eliminations	(7,541)	(5,934)	(1,607)	27%
	$270,816	$249,686	$21,130	8%

Significant items affecting comparability of our net revenues by segment include:

•
Racing Operations revenues increased $13.2 million, driven by a strong Kentucky Oaks and Kentucky Derby week at Churchill Downs, coupled with seventeen additional live race days compared to the same period of 2011. Eleven of the additional live race days were at Calder, while Fair Grounds held the Louisiana Derby during the three months ended June 30, 2012, as compared to the prior year, when the Louisiana Derby was held during the three months ended March 31, 2011.

•	Online Business revenues increased $6.2 million, reflecting a 13.4% increase in our pari-mutuel handle, primarily from growth in new customers.

•
Gaming segment revenues increased $1.9 million, primarily reflecting increased gaming revenues of $4.3 million at Harlow's during the three months ended June 30, 2012, which was closed for 25 days during the same period of 2011 as a result of flood damage. Partially offsetting this increase was a decrease in revenues of $2.5 million at Calder Casino during the three months ended June 30, 2012, as slot handle declined 8.9% due primarily to increased regional competitive pressures.

•
Other Investments revenues increased $1.2 million, due, in part, to an increase in handle-based revenues at United Tote. In addition, we benefitted from revenues resulting from our acquisition of Bluff, which we acquired during 2012.

Segment EBITDA
We use EBITDA (defined as earnings before interest, taxes, depreciation and amortization), a non-GAAP measure, as a key performance measure of the results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Racing Operations	$65,390	$58,815	$6,575	11%
Gaming	19,438	12,798	6,640	52%
Online Business	12,539	11,308	1,231	11%
Other Investments	(104)	677	(781)	U
Corporate	(1,969)	1,385	(3,354)	U
Total EBITDA	95,294	84,983	10,311	12%
Depreciation and amortization	(13,638)	(13,890)	252	(2)%
Interest income (expense), net	(947)	(3,405)	2,458	(72)%
Income tax provision	(32,133)	(27,698)	(4,435)	16%
Earnings from continuing operations	48,576	39,990	8,586	21%
Discontinued operations, net of income taxes	—	157	(157)	(100)%
Net earnings	$48,576	$40,147	$8,429	21%

The table below presents the intercompany management fee (expense) income included in the EBITDA of each of the operating segments for the three months ended June 30, 2012 and 2011, respectively (in thousands).

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Racing Operations	$(5,202)	$(4,528)	$674	15%
Gaming	(1,055)	(880)	175	20%
Online Business	(1,267)	(1,058)	209	20%
Other Investments	(151)	(155)	(4)	(3)%
Corporate Income	7,675	6,621	(1,054)	16%
Total management fees	$—	$—	$—

Significant items affecting comparability of our EBITDA by segment include:

•
Racing Operations EBITDA increased $6.6 million and was primarily driven by increased profitability of $5.4 million from Kentucky Oaks and Kentucky Derby week related to improvements in admissions, sponsorships and pari-mutuel revenues during the three months ended June 30, 2012. In addition, during the three months ended June 30, 2012, Racing Operations EBITDA benefited from seventeen additional live race days and from lower labor costs and other cost control measures as compared to the same period of 2011. These improvements were partially offset by a decrease in EBITDA, as we recognized a $2.9 million reduction in operating expenses during the three months ended June 30, 2011, involving a TIF agreement with the Commonwealth of Kentucky. Finally, Racing Operations recognized a higher corporate overhead allocation of $0.7 million due to the increased revenues associated with the Kentucky Oaks and Kentucky Derby and the additional seventeen live race days during the three months ended June 30, 2012.

•
Gaming EBITDA increased $6.6 million, as we recognized insurance recoveries, net of losses of $5.0 million, which reflects the settlement of our property insurance claim associated with flood damage sustained at Harlow’s during May 2011. During the three months ended June 30, 2011, we recognized insurance gains, net of losses, of $0.4 million related to wind damage sustained at Harlow's. In addition, Harlow's benefited from a full three months of operations during the three months ended June 30, 2012, as they were closed for 25 days in the same period of 2011 as a result of the flood damage. Partially offsetting these increases, was a decrease in EBITDA of $1.1 million at Calder Casino as compared to the same period of 2011, driven by an 8.9% decline in slot handle due to increased regional competitive pressures.

•
Online Business EBITDA increased $1.2 million, primarily reflecting a 13.4% increase in our pari-mutuel handle and growth of new customer accounts. Partially offsetting this increase were decreases of $0.9 million related to our equity investment in HRTV and $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2010 and 2011.

•	Corporate EBITDA decreased $3.4 million, primarily due to the prior year recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the three months ended June 30, 2011. In addition, we recognized higher equity and long-term incentive compensation expenses of $1.8 million during the three months ended June 30, 2012 related to the financial performance of the Company. Partially offsetting these decreases in EBITDA was an increase in the corporate management fee allocation of $1.1 million during the three months ended June 30, 2012.

•	Other Investments EBITDA decreased $0.8 million, due to expenditures related to our equity investment in MVG and our acquisition of Bluff during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following table sets forth, for the periods indicated, certain operating data for our properties (in thousands, except per common share data and live race days):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Number of thoroughbred live race days	178	167	11	7%
Net revenues:
Racing Operations	$190,622	$180,082	$10,540	6%
Gaming	110,707	108,546	2,161	2%
Online Business	96,737	83,329	13,408	16%
Other	10,946	9,283	1,663	18%
Total net revenues	$409,012	$381,240	$27,772	7%
Operating income	$85,903	$64,622	$21,281	33%
Operating income margin	21%	17%
Earnings from continuing operations	$49,930	$36,804	$13,126	36%
Diluted earnings from continuing operations per common share	$2.86	$2.18

Our total net revenues increased $27.8 million, primarily from the continuing growth of our Online Business segment and an increase in Racing Operations revenues. Online Business revenues increased $13.4 million during the six months ended June 30, 2012 compared to the same period of 2011, primarily reflecting an increase in Online Business handle of 14.2%, which is partially indicative of a 2.4% growth in pari-mutuel industry handle, according to figures published by Equibase. Revenues generated by Racing Operations increased $10.5 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Kentucky Derby week and a 7% increase in live race days during the six months ended June 30, 2012. Gaming revenues increased $2.2 million primarily reflecting an increase in revenue of $3.3 million at Harlow's during the six months ended June 30, 2012, which was closed for 25 days during the same period of 2011 as a result of damage sustained from the Mississippi River flooding, and is partially offset by a $1.3 million decline in revenues at Calder Casino during the six months ended June 30, 2012. Finally, Other operating revenues increased $1.7 million predominantly due to an increase in handle-based revenue from United Tote, and as we benefitted from the effect of our Bluff acquisition, which we acquired during 2012. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Purses & pari-mutuel taxes	$68,247	$66,344	$1,903	3%
Gaming taxes	26,692	26,854	(162)	(1)%
Depreciation and amortization	27,445	27,876	(431)	(2)%
Other operating expenses	170,970	161,239	9,731	6%
SG&A expenses	36,269	34,700	1,569	5%
Insurance recoveries, net of losses	(6,514)	(395)	(6,119)	F
Total	$323,109	$316,618	$6,491	2%
Percent of revenue	79%	83%

Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $9.7 million, primarily as a result of increased content costs within the Online Business of $6.9 million, which corresponds to the 14.2% increase in pari-mutuel handle during the six months ended June 30, 2012. In addition, we recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online

Business customers impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2010 and 2011. Finally, we recognized a $2.9 million reduction in sales tax expense at Churchill Downs involving a TIF agreement with the Commonwealth of Kentucky during the six months ended June 30, 2011. Furthermore, operating expenses increased due to our acquisition of Bluff during the six months ended June 30, 2012. Partially offsetting these increases were decreases in labor costs, lower utility expenses and other cost control measures implemented by our Racing Operations during the six months ended June 30, 2012.

•
Purses and pari-mutuel taxes increased $1.9 million, primarily due to eleven additional live race days in our Racing Operations during the six months ended June 30, 2012, as compared to the same period of 2011.

•
SG&A expenses increased $1.6 million, due, in part, to an increase in equity and long-term incentive compensation of $2.4 million during the six months ended June, 2012, which primarily reflects the amortization of restricted stock awards under the Company's LTIP Plan for the 2008, 2009 and 2010 LTIP Plan years and an estimate for the 2011 and 2012 LTIP Plan years. In addition, we incurred non-recurring employee costs of $0.9 million during the six months ended June 30, 2012, compared to the same period of 2011. Partially offsetting these increases was a recovery of $0.8 million recognized by Calder Casino as a reduction to selling, general and administrative expenses during the six months ended June 30, 2012 relating to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005. Finally, employee-related expenses decreased $0.6 million during the six months ended June 30, 2012, primarily due to a decrease in compensation expense associated with the annual incentive compensation plan.

•
Insurance recoveries, net of losses, of $6.5 million, reflects the final settlement of our property insurance claims related to wind and flood damage sustained at Harlow's during February 2011 and May 2011, respectively.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Interest income	$53	$124	$(71)	(57)%
Interest expense	(2,205)	(5,921)	3,716	63%
Equity in (loss) gain of unconsolidated investments	(784)	44	(828)	U
Miscellaneous, net	70	3,615	(3,545)	(98)%
Other income (expense)	$(2,866)	$(2,138)	$(728)	(34)%
Income tax provision	$(33,107)	$(25,680)	$(7,427)	(29)%
Effective tax rate	40%	41%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense decreased during the six months ended June 30, 2012, due in part, to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable during the six months ended June 30, 2011. In addition, we had lower average outstanding debt balances under our revolving credit facility during the six months ended June 30, 2012 compared to the same period of 2011.

•
Miscellaneous other income decreased primarily due to a gain of $2.7 million and the elimination of other income related to the long put option and short call option associated with a related party convertible note payable that was converted into common stock during the six months ended June 30, 2011.

•
Equity in loss of unconsolidated investments worsened by $0.8 million during the six months ended June 30, 2012 related to the performance of our investment in HRTV and $0.4 million of equity losses related to our investment in MVG during the six months ended June 30, 2012.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Churchill Downs	$109,692	$102,022	$7,670	8%
Arlington Park	34,276	33,090	1,186	4%
Calder	25,337	22,627	2,710	12%
Fair Grounds	29,055	28,972	83	—%
Total Racing Operations	198,360	186,711	11,649	6%
Calder Casino	41,067	42,323	(1,256)	(3)%
Fair Grounds Slots	21,617	21,630	(13)	—%
VSI	18,377	18,216	161	1%
Harlow's Casino	29,646	26,377	3,269	12%
Total Gaming	110,707	108,546	2,161	2%
Online Business	97,173	83,744	13,429	16%
Other Investments	12,291	9,833	2,458	25%
Corporate Revenues	477	209	268	F
Eliminations	(9,996)	(7,803)	(2,193)	28%
	$409,012	$381,240	$27,772	7%

Significant items affecting comparability of our revenues by segment include:

•
Online Business revenues increased $13.4 million, reflecting a 14.2% increase in our pari-mutuel handle, primarily from growth in new customers. In addition, the increase is also partially attributed to a growth of 2.4% in pari-mutuel industry handle, according to figures published by Equibase, during the six months ended June 30, 2012 as compared to the same period during 2011.

•
Racing Operations revenues increased $11.6 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Derby week and reflects a 3.0% increase in handle during the six months ended June 30, 2012, which was driven by eleven additional live race days during the six months ended June 30, 2012 as compared to the same period during 2011.

•
Gaming segment revenues increased $2.2 million, primarily reflecting increased gaming revenues of $3.3 million at Harlow's during the six months ended June 30, 2012, which was closed for 25 days during the same period of 2011 as a result of Mississippi River flood damage. Partially offsetting this increase was a decrease in net revenues of $1.3 million at Calder Casino during the six months ended June 30, 2012, as slot handle declined 1.2% which primarily reflects increased regional competitive pressures.

•
Other Investments revenues increased $2.5 million, due, in part, to an increase in handle-based revenues at United Tote during the six months ended June 30, 2012. In addition, we benefitted from our acquisition of Bluff during the six months ended June 30, 2012.

Segment EBITDA
The following table presents EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Racing Operations	$53,851	$46,327	$7,524	16%
Gaming	39,827	30,331	9,496	31%
Online Business	22,960	18,853	4,107	22%
Other Investments	(434)	435	(869)	U
Corporate	(3,570)	211	(3,781)	U
Total EBITDA	112,634	96,157	16,477	17%
Depreciation and amortization	(27,445)	(27,876)	431	2%
Interest income (expense), net	(2,152)	(5,797)	3,645	63%
Income tax provision	(33,107)	(25,680)	(7,427)	(29)%
Earnings from continuing operations	49,930	36,804	13,126	36%
Discontinued operations, net of income taxes	(1)	158	(159)	U
Net earnings	$49,929	$36,962	$12,967	35%

The table below presents the intercompany management fee (expense) income included in the EBITDA of each of the operating segments for the six months ended June 30, 2012 and 2011, respectively (in thousands).

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Racing Operations	$(6,608)	$(5,990)	$618	10%
Gaming	(3,688)	(3,487)	201	6%
Online Business	(3,230)	(2,690)	540	20%
Other Investments	(378)	(356)	22	6%
Corporate Income	13,904	12,523	(1,381)	11%
Total management fees	$—	$—	$—

Significant items affecting comparability of our EBITDA by segment include:

•
Gaming EBITDA increased $9.5 million primarily due to the settlement of our insurance claims related to the 2011 Mississippi River flooding, which closed Harlow's for twenty-five days during the six months ended June 30, 2011, as well as our claim associated with wind damage sustained at Harlow's during February 2011. During the six months ended June 30, 2012, we recognized insurance recoveries, net of losses, of $6.5 million compared to $0.4 million of insurance recoveries, net of losses, during the same period of 2011. In addition, we benefitted from a full period of operations of Harlow's during the six months ended June 30, 2012. Furthermore, Calder Casino generated EBITDA of $7.9 million, compared to EBITDA of $7.3 million during the same period of the prior year, as Calder Casino recognized proceeds of $0.8 million as a reduction to selling, general and administrative expenses during the six months ended June 30, 2012 relating to a reimbursement of certain administrative expenditures for a prior year slot machine referendum. Partially offsetting this increase was a decrease in EBITDA at Calder Casino driven by a 1.2% decrease in slot handle primarily due to increased regional competitive pressures.

•
Racing Operations EBITDA increased $7.5 million and was primarily driven by increased profitability of $5.4 million from the Kentucky Oaks and Kentucky Derby week related to improvements in admissions, sponsorships, and pari-mutuel revenues during the six months ended June 30, 2012. In addition, during the six months ended June 30, 2012, Racing Operations EBITDA benefited from eleven additional live race days and lower labor costs, utility expenses and other cost control measures as compared to the same period of 2011. Partially offsetting these increases was a decline in EBITDA from the prior year recognition of a reduction in operating expenses of $2.9 million from a TIF agreement during the six months ended June 30, 2011. Finally, Racing Operations recognized a higher corporate overhead allocation of $0.6 million due to the increased revenues associated with the Kentucky Oaks and Kentucky

Derby and the additional eleven live race days during the six months ended June 30, 2012.

•
Online Business EBITDA increased $4.1 primarily reflecting a 14.2% increase in our pari-mutuel handle, partially driven by growth in both live race days and industry pari-mutuel handle during the six months ended June 30, 2012, in addition to our growth of new customer accounts. Partially offsetting this increase were decreases of $0.8 million of non-recurring employee costs during the six months ended June 30, 2012, $0.5 million related to our equity investment in HRTV, and $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2010 and 2011.

•
Corporate EBITDA decreased $3.8 million primarily due to the prior year recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the six months ended June 30, 2011. In addition, we recognized higher long-term incentive compensation expenses of $2.4 million during the six months ended June 30, 2012 related to the financial performance of the Company. Partially offsetting these decreases in EBITDA was an increase in the corporate management fee allocation of $1.4 million during the six months ended June 30, 2012.

•	Other Investments EBITDA decreased $0.9 million primarily due to expenditures related to our equity investment in MVG and our acquisition of Bluff during the six months ended June 30, 2012.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of June 30, 2012 and December 31, 2011 (in thousands):

			Change
	June 30, 2012	December 31, 2011	$	%
Total assets	$959,415	$948,022	$11,393	1%
Total liabilities	$313,814	$363,992	$(50,178)	(14)%
Total shareholders' equity	$645,601	$584,030	$61,571	11%

Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include increases in restricted cash of $9.1 million, other assets of $6.3 million and goodwill of $4.0 million. The increase in restricted cash primarily reflects the increase in customer-funded advance deposit wagering balances within the Online Business. Other assets increased due to our investment of $5.0 million in MVG during the six months ended June 30, 2012, in addition to an increase of $1.0 million in our investment in Kentucky Downs, one of our other investments. Finally, goodwill increased due to the acquisition of Bluff during the six months ended June 30, 2012.

Partially offsetting these increases were decreases in accounts receivable of $5.7 million and net property and equipment of $5.4 million. The decrease in accounts receivable primarily reflects collections related to the 2012 Kentucky Derby and the receipt of insurance recoveries related to the property damage sustained at Harlow’s during 2011. Net property and equipment declined due to current year deprecation expense of $21.7 million, which is in excess of current year capital expenditures of $16.5 million, primarily due to lower expansion-related capital spending during the six months ended June 30, 2012.

•
Significant changes within total liabilities include a decrease in long-term debt of $64.6 million, reflecting repayments of acquisition debt funded by cash from operations. In addition, deferred revenue decreased $24.2 million due to the recognition of revenue related to the 2012 Kentucky Oaks and Kentucky Derby.

Partially offsetting these decreases was an increase in income taxes payable of $27.3 million reflecting the Company's current year earnings. In addition, accounts payable increased $12.4 million due to the commencement of the spring racing meets at Churchill Downs, Arlington Park and Calder, as well as due to an increase in customer-funded advance deposit wagering balances within the Online Business.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
	2012	2011	$	%
Operating activities	$96,050	$104,809	$(8,759)	(8)%
Investing activities	$(27,994)	$(13,944)	$(14,050)	(101)%
Financing activities	$(63,594)	$(86,735)	$23,141	27%

Significant items affecting the comparability of our liquidity and capital resources include:

•
The decrease in cash provided by operating activities is primarily due to the prior year receipt of refunds of $9.3 million from filing prior years' federal income tax amended returns during the six months ended June 30, 2011. In addition, prior year operating cash flows included advance proceeds of $5.8 million related to advance ticket sales for the 2011 Breeders' Cup at Churchill Downs. Partially offsetting these decreases were increases resulting from the continued growth of our Online Business and increased profitability of the Kentucky Oaks and Kentucky Derby week. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the acquisition of Bluff, our investment in MVG and our purchase of additional equity in Kentucky Downs during the six months ended June 30, 2012. In addition, capital expenditures increased related to our renovation and improvement project at Harlow’s and the relocation of our corporate offices.

•
The decrease in cash used in financing activities is primarily due to net repayments on our bank lines of credit of $64.6 million during the six months ended June 30, 2012, compared to $80.2 million during the same period of 2011. During the six months ended June 30, 2012, we funded new expenditures including our acquisition of Bluff and our investment in MVG, which reduced the amount repaid on our net borrowings compared to the same period of 2011.

During the six months ended June 30, 2012, there were no material changes in our commitments to make future payments or in our contractual obligations. As of June 30, 2012, we were in compliance with the debt covenants of our revolving credit facilities and had $305 million of borrowing capacity under our revolving credit facilities.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011
Maintenance-related capital expenditures	$10,215	$9,289
Capital project expenditures	6,258	1,578
Additions to property and equipment	16,473	10,867
Net cash provided by operating activities	$96,050	$104,809
Maintenance-related capital expenditures	(10,215)	(9,289)
Free cash flow	$85,835	$95,520

During the six months ended June 30, 2012, the increase in capital project expenditures as compared to the same period of 2011 primarily reflects capital expenditures related to renovations underway at Harlow’s and our corporate office relocation. During 2012, we expect to fund capital expenditures of approximately $15 million related to Harlow’s renovations, of which $1.9 million has been incurred during the six months ended June 30, 2012. Capital expenditures related to Harlow's are partially offset by the receipt of insurance recoveries. The decrease in cash provided by operating activities is primarily due to the prior year receipt of refunds of $9.3 million from filing prior years' amended federal income tax returns during the six months ended June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2012, we had $63.0 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. We do not believe that the final outcome of these matters will have a material adverse impact on our business, financial condition or results of operations.

HORSE RACING EQUITY TRUST FUND
During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboat casinos paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009.

On June 12, 2009, the Illinois riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington Park was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington Park. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington Park filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington Park filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington Park filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne then filed a motion to extend the deadline to file its reply brief until July 27, 2012.

We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington Park purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington Park racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington Park.

HIALEAH RACE COURSE
On February 14, 2011, Hialeah filed a lawsuit styled Hialeah Racing Association, South Florida Racing Association, LLC and Bal Bay Realty, LTD vs. West Flagler Associates, LTD, Calder Race Course, Inc. and Tropical Park, Inc. (Case No. 11-04617 CA24) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The plaintiffs alleged that the defendants, including Calder and Tropical Park, engaged in unfair methods of competition and committed unfair acts and practices by, among other things, engaging in concerted actions designed to prevent the enactment of legislation to regulate thoroughbred racing dates, coordinating the selection of racing dates among Calder, Tropical Park and Gulfstream Park, soliciting the revocation of Hialeah’s racing permit which prevented Hialeah from operating, participating in the drafting of a Florida constitutional amendment on slot machines to ensure that Hialeah was excluded from obtaining the opportunity to conduct gaming under such a constitutional amendment and instituting litigation challenging the validity of certain legislation in an effort to prevent the operation of slot machines at Hialeah. The plaintiffs alleged an unspecified amount in damages. On June 7, 2012, the lawsuit was voluntarily dismissed with prejudice.

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties remain engaged in the discovery process, which they have until the beginning of August 2012 to complete.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
4/1/12-4/30/2012	17,380	(1)	$58.24	—	—
5/1/12-5/31/2012	—		$—	—	—
6/1/12-6/30/2012	13,829	(1)	$58.79	—	—
	31,209		$58.48	—	—

(1) Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

August 6, 2012	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 6, 2012	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To
10(a)	Consulting Agreement dated as of June 26, 2012 by and between Churchill Downs Incorporated and Michael B. Brodsky	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections.