Form 10-Q
period 2012-09-30
CHURCHILL DOWNS INC
filed 2012-11-05
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at November 1, 2012 was 17,456,211 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,999	$27,325
Restricted cash	44,985	44,559
Accounts receivable, net of allowance for doubtful accounts of $2,432 in 2012 and $2,408 in 2011	38,210	49,773
Deferred income taxes	8,057	8,727
Income taxes receivable	—	3,679
Other current assets	11,959	10,399
Total current assets	133,210	144,462
Property and equipment, net	469,520	477,356
Goodwill	217,741	213,712
Other intangible assets, net	102,907	103,827
Other assets	15,812	8,665
Total assets	$939,190	$948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,000	$56,514
Bank overdraft	2,439	5,473
Purses payable	25,169	20,066
Accrued expenses	51,336	47,816
Income taxes payable	8,470	—
Dividends payable	—	10,110
Deferred revenue	12,231	33,472
Total current liabilities	158,645	173,451
Long-term debt	69,998	127,563
Other liabilities	22,458	29,542
Deferred revenue	17,151	17,884
Deferred income taxes	16,583	15,552
Total liabilities	284,835	363,992
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,461 shares issued at September 30, 2012 and 17,178 shares issued at December 31, 2011	274,622	260,199
Retained earnings	379,733	323,831
Total shareholders' equity	654,355	584,030
Total liabilities and shareholders' equity	$939,190	$948,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the three and nine months ended September 30,
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues
Racing	$62,919	$66,776	$253,541	$246,858
Gaming	49,493	51,922	160,200	160,468
Online	45,593	42,015	142,330	125,344
Other	6,872	5,636	17,818	14,919
	164,877	166,349	573,889	547,589
Operating expenses
Racing	61,953	65,154	200,425	202,755
Gaming	37,891	39,051	117,122	118,690
Online	32,190	30,584	95,266	85,800
Other	6,793	5,335	19,368	15,192
Selling, general and administrative expenses	18,237	16,753	54,506	51,453
Insurance recoveries, net of losses	—	(615)	(6,514)	(1,010)
Operating income	7,813	10,087	93,716	74,709
Other income (expense):
Interest income	31	116	84	240
Interest expense	(873)	(1,576)	(3,078)	(7,497)
Equity in losses of unconsolidated investments	(471)	(467)	(1,255)	(423)
Miscellaneous, net	569	19,934	639	23,549
	(744)	18,007	(3,610)	15,869
Earnings from continuing operations before provision for income taxes	7,069	28,094	90,106	90,578
Income tax provision	(1,096)	(8,374)	(34,203)	(34,054)
Earnings from continuing operations	5,973	19,720	55,903	56,524
Discontinued operations, net of income taxes:
Earnings (loss) from operations	—	60	(1)	61
Gain on sale of assets	—	—	—	157
Net earnings and comprehensive income	$5,973	$19,780	$55,902	$56,742

Net earnings per common share data:
Basic
Earnings from continuing operations	$0.34	$1.17	$3.24	$3.36
Discontinued operations	$—	$—	$—	$0.01
Net earnings	$0.34	$1.17	$3.24	$3.37

Diluted
Earnings from continuing operations	$0.34	$1.16	$3.20	$3.34
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$0.34	$1.17	$3.20	$3.35

Weighted average shares outstanding:
Basic	17,130	16,858	17,004	16,555
Diluted	17,575	16,974	17,465	16,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30,
(Unaudited) (in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings and comprehensive income	$55,902	$56,742
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	40,815	41,319
Asset impairment loss	25	299
Gain on sale of business	—	(271)
Gain on derivative instruments	—	(3,096)
Equity in loss of unconsolidated investments	1,255	423
Share-based compensation	6,083	4,332
Other	668	2,139
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	2,938	11,536
Accounts receivable	(12,500)	1,825
Other current assets	(1,895)	(3,865)
Accounts payable	395	229
Purses payable	(3,497)	11,051
Accrued expenses	5,732	3,099
Deferred revenue	(7,689)	2,121
Deferred riverboat subsidy	—	(40,492)
Income taxes receivable and payable	12,149	27,560
Other assets and liabilities	1,728	16,498
Net cash provided by operating activities	102,109	131,449
Cash flows from investing activities:
Additions to property and equipment	(25,456)	(16,802)
Acquisition of business, net of cash	(6,728)	—
Acquisition of gaming license	(2,250)	(2,250)
Investment in joint venture	(6,525)	—
Purchases of minority investments	(2,092)	(158)
Proceeds on sale of property and equipment	88	50
Proceeds from insurance recoveries	10,413	183
Change in deposit wagering asset	(3,364)	(117)
Net cash used in investing activities	(35,914)	(19,094)
Cash flows from financing activities:
Borrowings on bank line of credit	291,574	230,311
Repayments on bank line of credit	(349,139)	(339,158)
Change in bank overdraft	(3,034)	4,618
Payment of dividends	(10,110)	(8,165)
Repurchase of common stock	(2,846)	(732)
Common stock issued	6,160	635
Windfall tax benefit from share-based compensation	819	—
Change in deposit wagering liability	3,055	118
Net cash used in financing activities	(63,521)	(112,373)
Net increase (decrease) in cash and cash equivalents	2,674	(18)
Cash and cash equivalents, beginning of period	27,325	26,901
Cash and cash equivalents, end of period	$29,999	$26,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30,
(Unaudited) (in thousands)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,789	$4,705
Income taxes	$21,841	$14,524
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Company LTIP and other restricted stock plans	$5,335	$4,408
Issuance of common stock for extinguishment of convertible note payable	$—	$19,399
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$9,454	$—
Liabilities assumed	$(395)	$—
Fair value of earn-out liability and accrued purchase price	$(2,331)	$—

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

The Company’s revenues and earnings are influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. The Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 112 live thoroughbred racing days during the third quarter of 2012, which compares to 111 live racing days conducted during the third quarter of 2011. For the nine months ended September 30, 2012, the Company conducted 290 live racing days, which compares to 278 live racing days conducted during the nine months ended September 30, 2011.

Current Year Reclassification
During the nine months ended September 30, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP") , which was previously included in other investments, with its Racing Operations. Net revenues and operating expenses of CDSP for the three and nine months ended September 30, 2011, have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on consolidated net revenues, operating income, results of continuing operations, or cash flows.

Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program, which was introduced during the nine months ended September 30, 2012 to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. As of September 30, 2012 and December 31, 2011, the outstanding reward point liabilities were $1.8 million and $2.7 million, respectively.

Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.

During the three months ended September 30, 2012 and 2011, promotional allowances of $5.2 million and $4.5 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $2.4 million and $1.7 million, Gaming promotional allowances were $2.5 million and $2.3 million, and Racing promotional allowances were $0.3 million and $0.5 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended September 30, 2012 and 2011 totaled $1.3 million and $1.1 million, respectively.

During the nine months ended September 30, 2012 and 2011, promotional allowances of $14.6 million and $12.6 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $6.3 million and $4.8 million, Gaming promotional allowances were $7.5 million and $6.4 million, and Racing promotional allowances were $0.8 million and $1.4 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the nine months ended September 30, 2012 and 2011 totaled $3.7 million and $3.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

NOTE 2 — FLORIDA GAMING RECOVERIES
During February 2012, the Company received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder Race Course (“Calder”) for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, the Company did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the nine months ended September 30, 2012, the Company recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, the Company recognized $0.2 million as a reduction to its operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

NOTE 3 — ACQUISITIONS AND NEW VENTURES

Riverwalk Casino and Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino & Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $141.0 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its amended and restated credit facility.

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
The Company and DNC will contribute up to $90 million in equity to fund the asset purchase agreement for the existing racing licenses and racetrack assets, the initial VLT license fees and acquisition costs for the land eventually selected for development. Completion of the asset purchase transaction and development of the new racetrack and VLT gaming facility are subject to regulatory approvals and other customary closing conditions. During the three months ended September 30, 2012, MVG waived as a closing condition the resolution of any outstanding legal challenges threatening the legality of VLT gaming. In the event the transaction is not completed, the operating agreement will be terminated and the joint venture will be liquidated. During the nine months ended September 30, 2012, the Company funded $6.5 million in initial capital contributions to the joint venture.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

poker in the United States.

The Company completed its acquisition of Bluff for cash consideration of $6.7 million and contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming. Since the transaction did not have a material impact on the Company’s condensed consolidated financial statements, additional disclosure was not deemed necessary. See Note 7 for further discussion of the fair value measurement.

NOTE 4 — NATURAL DISASTERS

Kentucky Hailstorm

On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. The Company filed a preliminary claim for damages with its insurance carrier which remains under review to determine to what extent insurance proceeds will offset any impairment losses. During the three months ended September 30, 2012, the Company received $0.6 million in insurance proceeds as a partial payment for damages which has been recorded as a reduction of property and equipment in the Company's Condensed Consolidated Balance Sheet. As of September 30, 2012, the Company has not recorded an impairment of its assets and does not believe that any future impairment will be material or have an adverse impact on the business, financial condition or results of operations.

Mississippi River Flooding
As a result of the Mississippi River flooding during 2011, the Company temporarily ceased operations at Harlow’s Casino Resort & Hotel (“Harlow’s”) on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, the Company announced a renovation and improvement project which is expected to be completed by early 2013, including a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of September 30, 2012, the Company has recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, the Company received $3.5 million from its insurance carriers in partial settlement of its claim. This amount has been included as insurance recoveries, summarized below, for the nine months ended September 30, 2012. In addition, the Company finalized its claim with its insurance carriers and received $12.0 million during the nine months ended September 30, 2012. The Company recognized insurance recoveries, net of losses, of $5.0 million during the nine months ended September 30, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.

Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of September 30, 2012, the Company has recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. The Company received an additional $3.4 million from its insurance carriers during the nine months ended September 30, 2012. The Company recognized insurance recoveries, net of losses, of $1.5 million during the nine months ending September 30, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.

The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Condensed Consolidated Statements of Comprehensive Income. There was no impact from natural disasters on the results of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operations of the Company for the three months ended September 30, 2012. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended 9/30/2012
Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
$12,342	$(18,856)	$(6,514)

There were no losses or recoveries during the three months ended September 30, 2012.

NOTE 5 — INCOME TAXES

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2012 and 2011 was 38%. The effective tax rate for both periods exceeds the federal statutory tax rate due to state and local income taxes and certain expenses that are not deductible for tax purposes.

Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its tax provision related to uncertain income tax benefits, while penalties are accrued in selling, general and administrative expenses. As of September 30, 2012, the Company had accrued $0.1 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $8.7 million. This uncertain tax benefit includes a $7.2 million gross tax benefit resulting from the timing of taxation on the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds recognized by the Company during 2011 as further described in Note 10. The total amount of uncertain tax benefits that, if recognized, would affect the effective tax rate was $0.9 million.

During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which will be recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. The Company anticipates filing a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations.

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

The following tables summarize the activity related to goodwill and other intangible assets for the nine months ended September 30, 2012 (in thousands):

	Goodwill
	Racing Operations	Gaming	Online Business	Other Investments	Total
Balance as of December 31, 2011	$50,400	$34,689	$127,364	$1,259	$213,712
Reclassifications	1,259	—	—	(1,259)	—
Additions	—	—	—	4,029	4,029
Balance as of 9/30/2012	$51,659	$34,689	$127,364	$4,029	$217,741

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$64,929	$(26,732)	$38,197	$64,589	$(20,672)	$43,917
Indefinite-lived intangible assets	64,710	—	64,710	59,910	—	59,910
Total	$129,639	$(26,732)	$102,907	$124,499	$(20,672)	$103,827

During the nine months ended September 30, 2012, the Company reclassified goodwill between Other Investments and Racing Operations related to CDSP, one of its other investments, which was merged into Racing Operations during 2012. In addition, the Company recorded goodwill of $4.0 million and other definite-lived intangible assets of $0.3 million and indefinite-lived intangible assets of $4.8 million related to the Bluff acquisition.

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value
	Hierarchy	September 30, 2012	December 31, 2011
Cash equivalents and restricted cash	Level 1	$45,840	$44,141
Contingent consideration liability	Level 3	$(2,331)	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$5,973	$19,720	$55,903	$56,524
Earnings from continuing operations allocated to participating securities	(78)	—	(729)	(926)
Numerator for basic earnings from continuing operations per common share	$5,895	$19,720	$55,174	$55,598
Numerator for basic earnings per common share:
Net earnings	$5,973	$19,780	$55,902	$56,742
Net earnings allocated to participating securities	(78)	—	(729)	(929)
Numerator for basic net earnings per common share	$5,895	$19,780	$55,173	$55,813

Numerator for diluted earnings per common share:
Earnings from continuing operations	$5,973	$19,720	$55,903	$56,524
Discontinued operations, net of income taxes	—	60	(1)	218
Net earnings	$5,973	$19,780	$55,902	$56,742
Denominator for net earnings per common share:
Basic	17,130	16,858	17,004	16,555
Plus dilutive effect of stock options	220	116	236	105
Plus dilutive effect of participating securities	225	—	225	279
Diluted	17,575	16,974	17,465	16,939

Net earnings per common share:
Basic
Earnings from continuing operations	$0.34	$1.17	$3.24	$3.36
Discontinued operations	$—	$—	$—	$0.01
Net earnings	$0.34	$1.17	$3.24	$3.37

Diluted
Earnings from continuing operations	$0.34	$1.16	$3.20	$3.34
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$0.34	$1.17	$3.20	$3.35

Options to purchase approximately 18,000 shares for each of the three and nine months ended September 30, 2011, were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington") and its eleven OTBs, Calder Race Course ("Calder") and Fair Grounds Race Course ("Fairgrounds") and the pari-mutuel activity generated at its eleven OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.

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

The table below presents information about the reported segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues from external customers:
Churchill Downs	$3,873	$6,148	$109,297	$104,558
Arlington	30,578	30,875	62,802	62,273
Calder	22,633	23,673	47,374	45,753
Fair Grounds	5,835	6,080	34,068	34,274
Total Racing Operations	62,919	66,776	253,541	246,858
Calder Casino	17,841	20,251	58,908	62,574
Fair Grounds Slots	10,109	9,880	31,726	31,510
VSI	8,089	8,350	26,466	26,566
Harlow's Casino	13,454	13,441	43,100	39,818
Total Gaming	49,493	51,922	160,200	160,468
Online Business	45,593	42,015	142,330	125,344
Other Investments	6,543	5,583	17,012	14,657
Corporate	329	53	806	262
Net revenues from external customers	$164,877	$166,349	$573,889	$547,589
Intercompany net revenues:
Churchill Downs	$151	$381	$4,419	$3,993
Arlington	1,758	1,468	3,810	3,160
Calder	554	582	1,150	1,129
Fair Grounds	11	21	833	799
Total Racing Operations	2,474	2,452	10,212	9,081
Online Business	233	186	669	601
Other Investments	824	638	2,646	1,397
Eliminations	(3,531)	(3,276)	(13,527)	(11,079)
Net revenues	$—	$—	$—	$—
Reconciliation of Segment EBITDA to net earnings:
Racing Operations	$1,243	$20,789	$55,094	$67,116
Gaming	12,029	13,148	51,856	43,479
Online Business	8,986	9,818	31,946	28,671
Other Investments	421	782	(13)	1,217
Corporate	(1,398)	(1,540)	(4,968)	(1,329)
Total EBITDA	21,281	42,997	133,915	139,154
Depreciation and amortization	(13,370)	(13,443)	(40,815)	(41,319)
Interest income (expense), net	(842)	(1,460)	(2,994)	(7,257)
Income tax provision	(1,096)	(8,374)	(34,203)	(34,054)
Earnings from continuing operations	5,973	19,720	55,903	56,524
Discontinued operations, net of income taxes	—	60	(1)	218
Net earnings and comprehensive income	$5,973	$19,780	$55,902	$56,742

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Online Business	$(490)	$(521)	$(1,044)	$(574)
Other Investments	19	54	(211)	151
	$(471)	$(467)	$(1,255)	$(423)

The table below presents total asset information for the reported segments (in thousands):

	September 30, 2012	December 31, 2011
Total assets:
Racing Operations	$507,363	$509,133
Gaming	214,825	242,174
Online Business	185,483	183,397
Other Investments	31,519	13,318
	$939,190	$948,022

The table below presents total capital expenditure information for the reported segments (in thousands):

	Nine Months Ended September 30,
	2012	2011
Capital expenditures:
Racing Operations	$7,800	$6,943
Gaming	6,846	6,099
Online Business	3,407	1,647
Other Investments	7,403	2,113
	$25,456	$16,802

During the nine months ended September 30, 2012, the Company incurred $3.7 million of capital expenditures for its corporate office relocation, which is included in Other Investments.

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

Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case is currently set for November 5, 2012. No hearing has currently been set with regard to the motion to dismiss the Jefferson County Case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction.

Horse Racing Equity Trust Fund
During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the HRE Trust Fund. During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboat casinos paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington Park, in December 2009.

On June 12, 2009, the Illinois riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington Park (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington. On November 20, 2009, the trial court entered a temporary restraining order (“TRO”) requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the TRO pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board (“IRB”), 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. On October 1, 2012, the Illinois Supreme Court denied Arlington's petition for leave to appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne filed its reply brief on July 27, 2012. Oral arguments on Hawthorne's appeal before the Illinois First District Court of Appeals were heard on November 1, 2012 and a final ruling is expected in December 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington.

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

Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties' motions for summary judgment are due in November 2012 and December 2012, respectively, and reply briefs will be due in January 2013.

There are no other material pending legal proceedings, other than litigation arising in the ordinary course of our business.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and IFRS which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the nine months ended September 30, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the nine months ended September 30, 2012. However, since the Company has no other components of comprehensive income, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard became effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the nine months ended September 30, 2012, and there was no impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 is intended to simplify indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing will be acceptable for accessing a company's indefinite-lived intangible assets. The new standard will be effective for indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company intends to adopt the standard during 2013.

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

We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with eleven OTBs in Louisiana.

2.	Gaming, which includes:

•
Riverwalk Casino & Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 700 slot machines, 18 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Hotel (“Harlow’s”) in Greenville, Mississippi, which operates approximately 900 slot machines, 15 table games and a poker room, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of more than 700 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

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

During the nine months ended September 30, 2012, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 2.3% compared to the same period of 2011 and increased 2.2% during the three months ended September 30, 2012, compared to the same period of 2011. TwinSpires.com handle increased $76.7 million, or 13%, during the nine months ended September 30, 2012 and increased $20.5 million, or 11%, during the three months ended September 30, 2012, as compared to the same period of 2011, partially from the growth in new customers and an increase in average daily wagering. Pari-mutuel handle from our Racing Operations remained flat during the nine months ended September 30, 2012, compared to the same period of 2011 and decreased 6.0% during the three months ended September 30, 2012, compared to the same period of 2011, primarily reflecting three fewer race days at Churchill Downs and weather-related cancellations driven by above average rainfall at Calder.

Although there is a growing confidence that global economies have resumed growth, there remains risk that the recovery will be short-lived, such recovery may not include the industries or markets in which we conduct our business, or the general economic downturn may resume. We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2012, there was $298 million of borrowing capacity available under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments
Riverwalk Casino and Hotel Acquisition
On October 23, 2012, we completed our acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $141.0 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues our diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. We financed the acquisition with borrowings under our amended and restated credit facility.

Illinois Income Taxes
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which will be recorded as an other asset that we believe will be recoverable in a future period. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. We anticipate filing a formal protest with the State of Illinois during the fourth quarter of 2012. We do not expect this issue to have a material, adverse effect on our business, financial condition or results of operations.

Florida Gaming Recoveries
During February 2012, we received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, we did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the nine months ended September 30, 2012, we recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery. In addition, we recognized $0.2 million as a net reduction to our operating expenses from a recovery of pari-mutuel accounts receivable from the owners of Casino Miami Jai-Alai, which had been previously reserved due to uncertainties regarding collectability.

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

We completed our acquisition of Bluff for cash consideration of $6.7 million and contingent consideration estimated at $2.3 million based upon the enactment of federal or state enabling legislation which permits Internet poker gaming.

Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. We filed a preliminary claim for damages with our insurance carrier which remains under review to determine to what extent insurance proceeds will offset any impairment losses. During the three months ended September 30, 2012, we received $0.6 million in insurance proceeds as a partial payment for damages which has been recorded as a reduction of property and equipment in our Condensed Consolidated Balance Sheet. As of September 30, 2012, we have not recorded an impairment of our assets and do not believe that any future impairment will be material or have an adverse impact on our business, financial condition or results of operations.

Kentucky Derby and Kentucky Oaks Qualifying Process
During June 2012, we announced a revision to the process by which thoroughbred racehorses qualify for the Kentucky Derby and Kentucky Oaks. Effective for the 2013 Kentucky Derby, we will cease to use graded stakes earnings to determine qualifiers, and we will institute a point system. The Kentucky Derby will feature a preparatory season consisting of nineteen races for two-year old and early three-year old horses, and a championship series consisting of seventeen races for three-year old horses. Points will be awarded to the top four finishers in each race, and the highest cumulative point winners will be eligible to start in the Kentucky Derby. The Kentucky Oaks will feature a similar preparatory season with twenty races and a championship series of fifteen races. The events which constitute the qualifying horse races and their assigned point value will be reviewed annually.

Mississippi River Flooding
As a result of the Mississippi River flooding during 2011, we temporarily ceased operations at Harlow’s on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2011, we announced a renovation and improvement project, which is expected to be completed by early 2013 and will include a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

We carry flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of September 30, 2012, we have recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, we received $3.5 million in partial settlement of our claim. We finalized our claim with our carriers and received $12.0 million during the nine months ended September 30, 2012 . We recognized insurance recoveries, net of losses of $5.0 million during the nine months ended September 30, 2012. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.

Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. We carry property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of September 30, 2012, we have recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. We filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $3.4 million from our insurance carriers during the nine months ended September 30, 2012. We recognized insurance recoveries, net of losses, of $1.5 million during the nine months ending September 30, 2012. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.

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

Senate Hearing on Medication and Performance-Enhancing Drugs in Horses
In July 2012, the Senate Commerce Committee held a hearing on the use of anti-bleeding medications, painkillers and performance enhancing drugs in racehorses. The Interstate Horseracing Improvement Act was introduced, which is designed to regulate and standardize medication usage within the industry. It is unclear to what extent such federal regulations could impact our business, financial condition and results of operations.

Other Federal Legislation
During 2011, two major pieces of Internet gaming legislation were introduced in the United States Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would grant the Secretary of the Treasury regulatory and enforcement jurisdiction over Internet gaming. Though wagering on sports is excluded, it would expand Internet gaming beyond poker. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (“HR 2366”), mirrors many of the safeguard provisions proffered in HR 1174, however it limits Internet gaming to poker only. Both bills have been referred to the House Subcommittee on Crime, Terrorism and Homeland Security. It is unclear to what extent such federal regulations could impactour business, financial condition and results of operations.

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

Historical Racing Machines
On July 20, 2010, the KHRC approved a change in state regulations that would allow racetracks to offer pari-mutuel wagering via Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run races can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened an HRM facility with approximately 200 HRMs, and during February 2012, the KHRC approved the installation of 75 additional HRMs at such facility. On August 31, 2012, Ellis Park Racetrack opened an HRM facility with 177 HRMs.

Despite the approval of the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive gaming market such as Louisville, as well as the legality of the new regulations that were enacted to allow HRMs. We do not expect to make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority to conduct pari-mutuel wagering via HRMs. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction for the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case.

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

Illinois
Expanded Gaming Legislation
On May 31, 2012, Senate Bill 1849 was passed by the Illinois General Assembly, which authorizes five additional casinos to be constructed in Illinois, as well as provides for slots machines to be installed at racetracks. Specifically, the legislation authorizes Arlington to operate up to 1,200 slot or video poker machines and authorizes Quad City Downs, owned by Arlington , to operate up to 900 slot or video poker machines. Existing casinos are eligible to increase the number of gaming machines from the current limit of 1,200 machines to 1,600 machines. Five new land-based casinos are authorized, one of which can be located in Chicago with 4,000 gaming machines. Senate Bill 1849 was vetoed by Governor Quinn on August 28, 2012. Legislative leaders have expressed an interest in overriding the Governor's veto during the November veto session or prior to the start of the 2013 legislative session. At this point, we do not know if future legislation will be enacted, and if enacted, how it would affect our business, financial condition and results of operations.

Advance Deposit Wagering Legislation
House Bill 3779 relating to ADW regulation was signed into law by Governor Quinn on August 24, 2012. The bill extends ADW authorization to January 2013, provisionally replacing Senate Bill 1298. House Bill 3779 provides additional requirements, not in effect under Senate Bill 1298, that beginning on August 26, 2012, each ADW license-holder shall impose a surcharge of up to 0.18% on winning wagers and winnings from wagers placed through advance deposit wagering. The funds received as the result of the surcharge are to be deposited into standardbred purse accounts. Changes in the ADW law or the sunset of the law authorizing ADW in Illinois could adversely affect our ADW business in Illinois.

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

Horse Racing Equity Trust Fund
During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboats paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington, in December 2009. See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q for further discussion of pending litigation with respect to the Horse Racing Equity Trust Fund.

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
On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. On June 11, 2012, the Ohio House of Representatives passed House Bill 386 (“HB 386”) which makes revisions to Ohio’s gaming-related laws pertaining to casinos, video lottery terminals, horseracing and gaming. HB 386 further clarifies the regulations governing Ohio gaming. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.

New York
During December 2011, the Governor of New York announced his support for a constitutional amendment to expand Las Vegas-style casino gaming on non-Indian lands. Such a change in the state constitution would require two successive sessions of the state legislature followed by a statewide referendum by voters. The earliest that a statewide vote could occur would be November

2013.

In March 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and to seek amendment of the state constitution to allow up to seven new casinos in the state. An expansion of gaming in New York could include expanded incentives for the horse racing industry. This could affect our ability to attract horses and trainers and could have a material adverse impact on our business, financial condition and results of operations.

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

The California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering during February 2012. At its March 2012 meeting, the CHRB approved draft proposed exchange wagering regulations which were submitted for public comment. In June 2012, the CHRB decided to delay the implementation of exchange wagering stating that the regulations governing exchange wagering needed further examination. On September 20, 2012, the CHRB granted initial approval for rules governing exchange wagering subject to a public comment period. The proposed exchange wagering regulations are scheduled for an approval hearing on November 15, 2012, and would then be submitted to the Office of Administrative Law for review and final approval. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.

Internet Poker
In February 2012, Senate Bill 1463 (“SB 1463”) was introduced in the California Senate. SB 1463 provides for the licensing, regulation and taxation of all forms of Internet gaming in California, but would originally be limited to Internet poker. SB 1463 would allow gaming companies to apply for ten-year gaming licenses. The bill was not considered prior to the adjournment of the 2012 legislative session. The potential effects of SB 1463 on our business, financial condition and results of operations cannot be determined at this time.

Sports Betting
In February 2012, Senate Bill 1390 (“SB 1390”) was introduced in the California Legislature. The legislation would allow all entities currently licensed to conduct gambling activities to apply to their regulatory agency and request that sports betting be added to their list of authorized gambling options. Specifically, the legislation would require sports wagers to be made at a gambling establishment, provides that wagering charges to credit cards would not be authorized, and that the individual making the bet is required to be over 21 years of age. Indian tribes with existing casinos as well as tribes that do not currently have gaming compacts with the state would be allowed to offer sports betting on their reservations. The bill was not considered prior to the adjournment of the 2012 legislative session. The potential effects of SB 1390 on our business, financial condition and results of operations cannot be determined at this time.

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

New Jersey
Atlantic City Wagering
Senate Bill 1565 and Assembly Bill 2578 Internet Wagering at Atlantic City Casinos are proposed legislation which would authorize Internet gaming at Atlantic City casinos and provide the ability to accept wagers to be accepted from persons outside the state of New Jersey should federal law deem such activity permissible. The New Jersey horseracing industry is excluded from the bill's language and would not be able to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue.

Although currently in regular session, the New Jersey Legislature has not acted on either piece of legislation since the summer. The potential impact of these bills on our business, financial condition and results of operation cannot be determined at this time.
Sports Betting
During 2011, New Jersey voters passed a non-binding referendum permitting sports betting in New Jersey. During 2012, legislation authorizing sports betting in Atlantic City casinos and at racetracks passed the House and Senate legislatures and was signed by Governor Christie. The National Football League, National Basketball Association, National Hockey League and National Collegiate Athletic Association have filed suit against the state to prohibit them from moving forward with the legislation, citing a federal ban against sports betting. The lawsuit is still pending. During October 2012, the New Jersey Division of Gaming Enforcement issued final sports betting regulations, but the Division noted that no license would be issued prior to January 2013. The potential impact of sports betting in New Jersey on our business, financial condition and results of operation cannot be determined at this time.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity

The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$17,955	$41,277	$(23,322)	(57)%	$456,877	$470,317	$(13,440)	(3)%
Net pari-mutuel revenues	$2,547	$4,060	$(1,513)	(37)%	$42,360	$42,234	$126	—%
Commission %	14.2%	9.8%			9.3%	9.0%
Arlington
Total handle	$259,074	$251,540	$7,534	3%	$521,711	$500,669	$21,042	4%
Net pari-mutuel revenues	$25,495	$25,554	$(59)	—%	$55,184	$54,436	$748	1%
Commission %	9.8%	10.2%			10.6%	10.9%
Calder
Total handle	$186,742	$198,665	$(11,923)	(6)%	$392,789	$391,955	$834	—%
Net pari-mutuel revenues	$21,847	$22,654	$(807)	(4)%	$44,838	$43,169	$1,669	4%
Commission %	11.7%	11.4%			11.4%	11.0%
Fair Grounds
Total handle	$23,912	$27,114	$(3,202)	(12)%	$240,248	$246,549	$(6,301)	(3)%
Net pari-mutuel revenues	$4,925	$5,299	$(374)	(7)%	$25,425	$26,750	$(1,325)	(5)%
Commission %	20.6%	19.5%			10.6%	10.8%
Total Racing Operations
Total handle	$487,683	$518,596	$(30,913)	(6)%	$1,611,625	$1,609,490	$2,135	—%
Net pari-mutuel revenues	$54,814	$57,567	$(2,753)	(5)%	$167,807	$166,589	$1,218	1%
Commission %	11.2%	11.1%			10.4%	10.4%
Online Business: (1)
Total handle	$215,256	$194,712	$20,544	11%	$666,459	$589,802	$76,657	13%
Net pari-mutuel revenues	$42,330	$39,180	$3,150	8%	$131,491	$118,243	$13,248	11%
Commission %	19.7%	20.1%			19.7%	20.0%
Eliminations:
Total handle	$(29,859)	$(24,869)	$(4,990)	20%	$(119,687)	$(97,105)	$(22,582)	23%
Net pari-mutuel revenues	$(2,512)	$(2,451)	$(61)	2%	$(10,212)	$(9,081)	$(1,131)	12%
Total:
Handle	$673,080	$688,439	$(15,359)	(2)%	$2,158,397	$2,102,187	$56,210	3%
Net pari-mutuel revenues	$94,632	$94,296	$336	—%	$289,086	$275,751	$13,335	5%
Commission %	14.1%	13.7%			13.4%	13.1%

The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

Gaming Activity

The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Calder Casino
Net gaming revenues	$17,318	$19,682	$(2,364)	(12)%	$57,198	$60,808	$(3,610)	(6)%
Slot handle	$241,798	$255,518	$(13,720)	(5)%	$769,873	$790,264	$(20,391)	(3)%
Net slot revenues	$16,715	$18,370	$(1,655)	(9)%	$54,760	$57,074	$(2,314)	(4)%
Average daily net win per slot machine	$152	$166	$(14)	(8)%	$165	$172	$(7)	(4)%
Average daily number of slot machines	1,199	1,202	(3)	—%	1,209	1,213	(4)	—%
Average daily poker revenue	$6,555	$14,264	$(7,709)	(54)%	$8,897	$13,677	$(4,780)	(35)%
Fair Grounds Slots and video poker
Net gaming revenues	$17,865	$17,926	$(61)	—%	$57,158	$57,109	$49	—%
Slot handle	$102,766	$101,240	$1,526	2%	$326,583	$324,260	$2,323	1%
Net slot revenues	$9,776	$9,576	$200	2%	$30,692	$30,543	$149	—%
Average daily net win per slot machine	175	$166	$9	5%	$181	$179	$2	1%
Average daily number of slot machines	626	626	—	—%	626	625	1	—%
Average daily video poker revenue	$91,919	$90,761	$1,158	1%	$97,659	$97,310	$349	—%
Average daily net win per video poker machine	$129	$129	$—	—%	$134	$129	$5	4%
Average daily number of video poker machines	714	702	12	2%	730	753	(23)	(3)%
Harlow's Casino (1)
Net gaming revenues	$12,777	$12,757	$20	—%	$41,127	$38,205	$2,922	8%
Slot handle	$162,042	$158,059	$3,983	3%	$504,359	$446,013	$58,346	13%
Net slot revenues	$11,672	$11,648	$24	—%	$37,365	$34,906	$2,459	7%
Average daily net win per slot machine	$155	$146	$9	6%	$167	$163	$4	2%
Average daily number of slot machines	821	865	(44)	(5)%	819	865	(46)	(5)%
Average daily poker revenue	$697	$989	$(292)	(30)%	$747	$1,010	$(263)	(26)%
Average daily net win per table	$780	$1,050	$(270)	(26)%	$890	$985	$(95)	(10)%
Average daily number of tables	15	15	—	—%	15	15	—	—%
Total
Net gaming revenues	$47,960	$50,365	$(2,405)	(5)%	$155,483	$156,122	$(639)	—%

(1)	Harlow's Casino was closed for 25 days during the nine months ended September 30, 2011, due to Mississippi River flooding.

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, total net revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Number of thoroughbred live race days	112	111	1	1%
Net revenues:
Racing Operations	$62,919	$66,776	$(3,857)	(6)%
Gaming	49,493	51,922	(2,429)	(5)%
Online Business	45,593	42,015	3,578	9%
Other	6,872	5,636	1,236	22%
Total net revenues	$164,877	$166,349	$(1,472)	(1)%
Operating income	$7,813	$10,087	$(2,274)	(23)%
Operating income margin	5%	6%
Earnings from continuing operations	$5,973	$19,720	$(13,747)	(70)%
Diluted earnings from continuing operations per common share	$0.34	$1.16

Our total net revenues decreased $1.5 million, due in part to a decrease in Racing Operations revenue and from increased competitive pressure within our Gaming segment. Racing Operations revenues decreased $3.9 million as a result of three fewer live race days at Churchill Downs, which contributed to a decline in revenues of $2.3 million, and weather-related cancellations resulting from above average rainfall at Calder, which contributed to a decline in revenues of $1.0 million. Gaming revenues decreased $2.4 million, primarily reflecting a decrease in revenues of $2.4 million at Calder Casino resulting from increased competitive pressures in the South Florida gaming market during the three months ended September 30, 2012. These decreases were partially offset by a $3.6 million increase in revenues generated by the Online Business during the three months ended September 30, 2012, compared to the same period of 2011, due to Online Business handle growth of 10.6%. According to figures published by Equibase, total industry wagering on U.S. thoroughbred racing increased 2.2% during the three months ended September 30, 2012. As a result, our Online Business growth outpaced the industry growth rate by 8.4%. Finally, Other net revenues increased $1.2 million due to an increase in handle-based revenues from United Tote, and from the effect of our Bluff acquisition, which occurred in February 2012. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Purses & pari-mutuel taxes	$30,575	$32,297	$(1,722)	(5)%
Gaming taxes	11,850	12,588	(738)	(6)%
Depreciation and amortization	13,370	13,443	(73)	(1)%
Other operating expenses	83,032	81,796	1,236	2%
SG&A expenses	18,237	16,753	1,484	9%
Insurance recoveries, net of losses	—	(615)	615	U
Total	$157,064	$156,262	$802	1%
Percent of revenue	95%	94%

U: > 100% unfavorable F: >100% favorable

Significant items affecting comparability of consolidated operating expenses include:

•
Purses and pari-mutuel taxes decreased $1.7 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds to a 6.0% decrease in pari-mutuel handle compared to the same period of 2011.

•
SG&A expenses increased $1.5 million, due in part to an increase in employee-related expenses of $1.2 million during the three months ended September 30, 2012, which includes $0.8 million of non-recurring charges related to Bluff and TwinSpires.com. In addition, TwinSpires.com incurred $0.3 million related to a data security incident during the three months ended September 30, 2012. Furthermore, SG&A expenses increased $0.3 million due to our acquisition of Bluff in February 2012. Finally, expenses increased $0.4 million related to the October 2012 launch of Luckity and the October 2012 acquisition of Riverwalk. Partially offsetting these expenses was a reduction of $0.9 million in incentive compensation expense associated with the Company's Long-Term Incentive Plan ("LTIP Plan") estimates for the 2011 and 2012 LTIP Plan years.

•
Other operating expenses increased $1.2 million, primarily as a result of increased content costs within the Online Business of $1.8 million, which corresponds to the 10.6% increase in pari-mutuel handle during the three months ended September 30, 2012. In addition, employee related and contract labor costs increased $0.4 million within the Online Business as a result of increased expenses related to research and development and platform improvements during the three months ended September 30, 2012. Furthermore, we incurred $0.8 million in expenses associated with the October 2012 launch of Luckity and the development of exchange wagering during the three months ended September 30, 2012. Finally, operating expenses increased due to our acquisition of Bluff in February 2012. Partially offsetting these increases were decreases in labor costs and other cost control measures implemented by our Racing Operations.

•	Insurance recoveries, net of losses decreased $0.6 million related to the tornado damage at Churchill Downs during the three months ended September 30, 2011.

•
Gaming taxes decreased $0.7 million, primarily due to the decline in revenue at Calder Casino resulting from increased competitive pressures from a new casino in Miami during the three months ended September 30, 2012.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Interest income	$31	$116	$(85)	(73)%
Interest expense	(873)	(1,576)	703	(45)%
Equity in loss of unconsolidated investments	(471)	(467)	(4)	1%
Miscellaneous, net	569	19,934	(19,365)	(97)%
Other income (expense)	$(744)	$18,007	$(18,751)	U
Income tax provision	$(1,096)	$(8,374)	$7,278	(87)%
Effective tax rate	16%	30%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous other income decreased $19.4 million, primarily reflecting the impact of recognizing income related to the release of the restrictions on the HRE Trust Fund during the three months ended September 30, 2011.

•
Interest expense decreased during the three months ended September 30, 2012, due in part to lower average outstanding debt balances under our revolving credit facility during the three months ended September 30, 2012 compared to the same period of 2011.

•
The effective tax rate for the three months ended September 30, 2012 was affected by the recognition of $1.1 million of income tax benefits related to provision to return adjustments and the release of uncertain tax positions for items in which the statute of limitations has expired.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Churchill Downs	$4,024	$6,529	$(2,505)	(38)%
Arlington	32,336	32,343	(7)	—%
Calder	23,187	24,255	(1,068)	(4)%
Fair Grounds	5,846	6,101	(255)	(4)%
Total Racing Operations	65,393	69,228	(3,835)	(6)%
Calder Casino	17,841	20,251	(2,410)	(12)%
Fair Grounds Slots	10,109	9,880	229	2%
VSI	8,089	8,350	(261)	(3)%
Harlow's Casino	13,454	13,441	13	—%
Total Gaming	49,493	51,922	(2,429)	(5)%
Online Business	45,826	42,201	3,625	9%
Other Investments	7,367	6,221	1,146	18%
Corporate Revenues	329	53	276	F
Eliminations	(3,531)	(3,276)	(255)	8%
	$164,877	$166,349	$(1,472)	(1)%

Significant items affecting comparability of our net revenues by segment include:

•
Racing Operations revenues decreased $3.8 million, primarily reflecting a decline in pari-mutuel revenues of $2.8 million, which corresponds to a 6.0% decrease in handle during the three months ended September 30, 2012. The decline in pari-mutuel revenues was driven by three fewer race days at Churchill Downs compared to the same period of 2011. In addition, despite two additional live race days at Calder, pari-mutuel revenue declined resulting from weather-related cancellations driven by above average rainfall during the three months ended September 30, 2012.

•	Online Business revenues increased $3.6 million, reflecting a 10.6% increase in our pari-mutuel handle, primarily from growth in new customers.

•
Gaming revenues decreased $2.4 million, primarily reflecting a decrease in revenues at Calder Casino during the three months ended September 30, 2012, as slot handle declined 5.4% due primarily to increased regional competitive pressures from a new casino in Miami.

•
Other Investments revenues increased $1.1 million, due, in part to an increase in handle-based revenues at United Tote. In addition, we benefitted from revenues resulting from our acquisition of Bluff, which we acquired in February 2012.

Segment EBITDA

We use EBITDA (defined as earnings before interest, taxes, depreciation and amortization), a non-GAAP measure, as a key performance measure of our results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Racing Operations	$1,243	$20,789	$(19,546)	(94)%
Gaming	12,029	13,148	(1,119)	(9)%
Online Business	8,986	9,818	(832)	(8)%
Other Investments	421	782	(361)	(46)%
Corporate	(1,398)	(1,540)	142	9%
Total EBITDA	21,281	42,997	(21,716)	(51)%
Depreciation and amortization	(13,370)	(13,443)	73	(1)%
Interest income (expense), net	(842)	(1,460)	618	(42)%
Income tax provision	(1,096)	(8,374)	7,278	(87)%
Earnings from continuing operations	5,973	19,720	(13,747)	(70)%
Discontinued operations, net of income taxes	—	60	(60)	(100)%
Net earnings	$5,973	$19,780	$(13,807)	(70)%

The table below presents the intercompany management fee (expense) income included in the EBITDA of each of the operating segments for the three months ended September 30, 2012 and 2011, respectively (in thousands).

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Racing Operations	$(2,935)	$(2,830)	$105	4%
Gaming	(2,116)	(2,053)	63	3%
Online Business	(1,929)	(1,659)	270	16%
Other Investments	(280)	(595)	(315)	(53)%
Corporate Income	7,260	7,137	(123)	2%
Total management fees	$—	$—	$—

Significant items affecting comparability of our EBITDA by segment include:

•
Racing Operations EBITDA decreased $19.5 million which was primarily driven by the impact of recognizing income of $19.3 million during the three months ended September 30, 2011, from the release of restrictions on the HRE Trust Fund proceeds. In addition, during the three months ended September 30, 2011, we received insurance recoveries in excess of losses of $0.6 million for tornado damage sustained at Churchill Downs. Partially offsetting the effect of these 2011 items was an increase in EBITDA as lower direct labor and utility expenditures, and other cost control measures offset fewer live race days at Churchill Downs and weather related cancellations at Calder.

•
Gaming EBITDA decreased $1.1 million primarily due to a decline in EBITDA of $1.1 million at Calder Casino as compared to the same period of 2011, due to increased regional competitive pressures. In addition, Hurricane Isaac, which caused certain of our Louisiana gaming properties to cease operations for up to five days, contributed to a decline in EBITDA of approximately $0.4 million. These decreases were partially offset by a $0.4 million increase in EBITDA driven by market share gains at Fair Grounds Slots during the three months ended September 30, 2012.

•
Online Business EBITDA decreased $0.8 million, primarily due to expenditures of $1.0 million incurred related to the launch of Luckity and the development of exchange wagering during the three months ended September 30, 2012. In addition, losses from our equity investment in HRTV increased $0.4 million during the three months ended September 30, 2012. The Online Business also recognized a higher corporate overhead allocation of $0.3 million due to increased Online Business revenues. Finally, TwinSpires incurred $0.3 million in expenditures related to a data security incident and $0.3 million of non-recurring employee related charges during the three months ended September 30, 2012. Partially offsetting these declines was an increase in EBITDA generated by TwinSpires, corresponding to a 10.6% increase in pari-mutuel handle during the same period.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, total net revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Number of thoroughbred live race days	290	278	12	4%
Net revenues:
Racing Operations	$253,541	$246,858	$6,683	3%
Gaming	160,200	160,468	(268)	—%
Online Business	142,330	125,344	16,986	14%
Other	17,818	14,919	2,899	19%
Total net revenues	$573,889	$547,589	$26,300	5%
Operating income	$93,716	$74,709	$19,007	25%
Operating income margin	16%	14%
Earnings from continuing operations	$55,903	$56,524	$(621)	(1)%
Diluted earnings from continuing operations per common share	$3.20	$3.34

Our total net revenues increased $26.3 million, primarily from the continuing growth of our Online Business segment and an increase in Racing Operations revenues. Online Business revenues increased $17.0 million during the nine months ended September 30, 2012, compared to the same period of 2011, primarily reflecting an increase in Online Business handle of 13.0%. Revenues generated by Racing Operations increased $6.7 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Kentucky Derby week and a 4% increase in live race days during the nine months ended September 30, 2012. Furthermore, Other operating revenues increased $2.9 million predominantly due to an increase in handle-based revenue from United Tote, and we benefitted from the effect of our Bluff acquisition, which we acquired during 2012. Gaming revenues decreased $0.3 million, primarily reflecting a $3.7 million decline in revenue at Calder Casino during the nine months ended September 30, 2012, which was partially offset by an increase in revenue of $3.3 million at Harlow's during the nine months ended September 30, 2012, which was closed for 25 days during the same period of 2011 as a result of damage sustained from the Mississippi River flooding. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses

The following table is a summary of our consolidated operating expenses (in thousands):

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Purses & pari-mutuel taxes	$98,822	$98,641	$181	—%
Gaming taxes	38,542	39,442	(900)	(2)%
Depreciation and amortization	40,815	41,319	(504)	(1)%
Other operating expenses	254,002	243,035	10,967	5%
SG&A expenses	54,506	51,453	3,053	6%
Insurance recoveries, net of losses	(6,514)	(1,010)	(5,504)	F
Total	$480,173	$472,880	$7,293	2%
Percent of revenue	84%	86%

Significant items affecting comparability of consolidated operating expenses include:

•	Other operating expenses increased $11.0 million, primarily as a result of increased content costs within the Online

Business of $7.8 million, which corresponds to the 13.0% increase in pari-mutuel handle during the nine months ended September 30, 2012. In addition, we incurred $1.6 million in expenses associated with the October 2012 launch of Luckity and the development of exchange wagering during the nine months ended September 30, 2012. We also recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011. Furthermore, we recognized a $2.4 million reduction in sales tax expense at Churchill Downs involving a TIF agreement with the Commonwealth of Kentucky during the nine months ended September 30, 2011. Finally, operating expenses increased due to our acquisition of Bluff during the nine months ended September 30, 2012. Partially offsetting these increases were decreases in labor costs, lower utility expenses and other cost control measures implemented by our Racing Operations during the nine months ended September 30, 2012.

•
Insurance recoveries, net of losses, of $6.5 million, reflects the final settlement of our property insurance claims related to wind and flood damage sustained at Harlow's during February 2011 and May 2011, respectively.

•
SG&A expenses increased $3.1 million, due, in part, to an increase in equity and long-term incentive compensation of $1.5 million during the nine months ended September, 2012, which primarily reflects the amortization of restricted stock awards under the Company's LTIP Plan for the 2008, 2009 and 2010 LTIP Plan years and an estimate for the 2011 and 2012 LTIP Plan years. In addition, we incurred non-recurring employee costs of $1.5 million during the nine months ended September 30, 2012, compared to the same period of 2011. Furthermore, selling and general and administrative expenses increased $0.6 million for the October 2012 launch of Luckity during the nine months ended September 30, 2012. Finally, TwinSpires.com incurred $0.3 million related to a data security incident during the nine months ended September 30, 2012. Partially offsetting these increases was a recovery of $0.8 million recognized by Calder Casino as a reduction to selling, general and administrative expenses during the nine months ended September 30, 2012 relating to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005.

•
Gaming taxes decreased $0.9 million, primarily due to the decline in revenue at Calder Casino resulting from increased competitive pressures from the opening of a new casino in Miami during the nine months ended September 30, 2012.

Other Income (Expense) and Income Tax Provision

The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Interest income	$84	$240	$(156)	(65)%
Interest expense	(3,078)	(7,497)	4,419	(59)%
Equity in loss of unconsolidated investments	(1,255)	(423)	(832)	U
Miscellaneous, net	639	23,549	(22,910)	(97)%
Other income (expense)	$(3,610)	$15,869	$(19,479)	U
Income tax provision	$(34,203)	$(34,054)	$(149)	—%
Effective tax rate	38%	38%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous other income decreased $22.9 million, primarily reflecting the impact of recognizing income of $19.3 million related to the HRE Trust Fund during the nine months ended September 30, 2011. In addition, we recorded a gain of $2.7 million and the elimination of other income related to the long put option and short call option associated with a related party convertible note payable that was converted into common stock during the nine months ended September 30, 2011.

•
Interest expense decreased during the nine months ended September 30, 2012, due in part to the recognition of $1.4 million of interest expense associated with the conversion of a related party convertible note payable during the nine months ended September 30, 2011. In addition, we had lower average outstanding debt balances under our revolving credit facility during the nine months ended September 30, 2012, compared to the same period of 2011.

•
Equity in loss of unconsolidated investments worsened by $0.8 million during the nine months ended September 30, 2012, related to the performance of our investment in HRTV and $0.5 million of equity losses related to our investment in MVG during the nine months ended September 30, 2012.

Net Revenues By Segment

The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Churchill Downs	$113,716	$108,551	$5,165	5%
Arlington	66,612	65,433	1,179	2%
Calder	48,524	46,882	1,642	4%
Fair Grounds	34,901	35,073	(172)	—%
Total Racing Operations	263,753	255,939	7,814	3%
Calder Casino	58,908	62,574	(3,666)	(6)%
Fair Grounds Slots	31,726	31,510	216	1%
VSI	26,466	26,566	(100)	—%
Harlow's Casino	43,100	39,818	3,282	8%
Total Gaming	160,200	160,468	(268)	—%
Online Business	142,999	125,945	17,054	14%
Other Investments	19,658	16,054	3,604	22%
Corporate Revenues	806	262	544	F
Eliminations	(13,527)	(11,079)	(2,448)	22%
	$573,889	$547,589	$26,300	5%

Significant items affecting comparability of our revenues by segment include:

•	Online Business revenues increased $17.1 million, reflecting a 13.0% increase in our pari-mutuel handle, primarily from growth in new customers.

•
Racing Operations revenues increased $7.8 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Derby week and twelve additional live race days during the nine months ended September 30, 2012, as compared to the same period during 2011.

•
Other Investments revenues increased $3.6 million, due, in part, to an increase in handle-based revenues at United Tote during the nine months ended September 30, 2012. In addition, we benefitted from our acquisition of Bluff during the nine months ended September 30, 2012.

•
Gaming segment revenues decreased $0.3 million, reflecting a decrease in net revenues of $3.7 million at Calder Casino during the nine months ended September 30, 2012, as slot handle declined 2.6% as a result of increased regional competitive pressures from a new casino in Miami. Partially offsetting this decrease was an increase in gaming revenues of $3.3 million at Harlow's during the nine months ended September 30, 2012, which was closed for twenty-five days during the same period of 2011 as a result of Mississippi River flood damage.

Segment EBITDA
The following table presents EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Racing Operations	$55,094	$67,116	$(12,022)	(18)%
Gaming	51,856	43,479	8,377	19%
Online Business	31,946	28,671	3,275	11%
Other Investments	(13)	1,217	(1,230)	U
Corporate	(4,968)	(1,329)	(3,639)	U
Total EBITDA	133,915	139,154	(5,239)	(4)%
Depreciation and amortization	(40,815)	(41,319)	504	(1)%
Interest income (expense), net	(2,994)	(7,257)	4,263	59%
Income tax provision	(34,203)	(34,054)	(149)	—%
Earnings from continuing operations	55,903	56,524	(621)	(1)%
Discontinued operations, net of income taxes	(1)	218	(219)	(100)%
Net earnings	$55,902	$56,742	$(840)	(1)%

The table below presents the intercompany management fee (expense) income included in the EBITDA of each of the operating segments for the nine months ended September 30, 2012 and 2011, respectively (in thousands).

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Racing Operations	$(9,543)	$(8,820)	$723	8%
Gaming	(5,804)	(5,540)	264	5%
Online Business	(5,159)	(4,349)	810	19%
Other Investments	(658)	(951)	(293)	(31)%
Corporate Income	21,164	19,660	(1,504)	8%
Total management fees	$—	$—	$—

Significant items affecting comparability of our EBITDA by segment include:

•
Racing Operations EBITDA decreased $12.0 million, which primarily reflects the net impact of recognizing income of $19.3 million during the nine months ended September 30, 2011 from the release of restrictions on the HRE Trust Fund proceeds. In addition, EBITDA declined from the prior year recognition of a reduction in operating expenses of $2.4 million from a TIF agreement with the Commonwealth of Kentucky during the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2011, we received insurance recoveries in excess of losses of $0.6 million for tornado damage sustained at Churchill Downs. Finally, Racing Operations recognized a higher corporate overhead allocation of $0.7 million during the nine months ended September 30, 2012. Partially offsetting these declines was increased profitability of $5.4 million from the Kentucky Oaks and Kentucky Derby week related to improvements in admissions, sponsorships, and pari-mutuel revenues during the nine months ended September 30, 2012. In addition, Racing Operations EBITDA benefited from lower labor costs, utility expenses and other cost control measures as compared to the same period of 2011.

•
Gaming EBITDA increased $8.4 million primarily due to the settlement of our insurance claims related to the 2011 Mississippi River flooding, which closed Harlow's for 25 days during the nine months ended September 30, 2011, as well as our claim associated with wind damage sustained at Harlow's during February 2011. During the nine months ended September 30, 2012, we recognized insurance recoveries, net of losses, of $6.5 million compared to $0.4 million of insurance recoveries, net of losses, during the same period of 2011. In addition, we benefitted from a full period of operations at Harlow's during the nine months ended September 30, 2012. Partially offsetting these increases was a decline in EBITDA at Calder Casino, which generated EBITDA of $10.1 million during the nine months ended September 30, 2012, compared to EBITDA of $10.6 million during the same period of the prior year. Results at Calder

Casino were negatively impacted by a 2.6% decrease in slot handle, primarily due to increased regional competitive pressures from a new casino in Miami. Partially offsetting the decline in gaming revenues at Calder Casino was the recognition of proceeds of $0.8 million as a reduction to SG&A expenses during the nine months ended September 30, 2012 relating to a reimbursement of certain administrative expenditures for a prior year slot machine referendum.

•
Corporate EBITDA decreased $3.6 million primarily due to the prior year recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the nine months ended September 30, 2012. In addition, we recognized higher long-term incentive compensation expenses of $1.9 million during the nine months ended September 30, 2012 related to the financial performance of the Company. Partially offsetting these decreases in EBITDA was an increase in the corporate management fee allocation of $1.5 million during the nine months ended September 30, 2012.

•
Online Business EBITDA increased $3.3 million, primarily reflecting a 13.0% increase in our pari-mutuel handle, partially driven by growth in both live race days and industry pari-mutuel handle during the nine months ended September 30, 2012, in addition to our growth of new customer accounts. Partially offsetting this increase were non-recurring employee costs of $1.1 million in addition to expenditures of $2.2 million related to the October 2012 launch of Luckity and the development of exchange wagering during the nine months ended September 30, 2012. In addition, we incurred increased losses of $0.9 million related to our equity investment in HRTV and $0.4 million in expenditures to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011.

•	Other Investments EBITDA decreased $1.2 million primarily due to expenditures related to our equity investment in MVG and our acquisition of Bluff during the nine months ended September 30, 2012.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of September 30, 2012 and December 31, 2011 (in thousands):

			Change
	September 30, 2012	December 31, 2011	$	%
Total assets	$939,190	$948,022	$(8,832)	(1)%
Total liabilities	$284,835	$363,992	$(79,157)	(22)%
Total shareholders' equity	$654,355	$584,030	$70,325	12%

Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include decreases in accounts receivable of $11.6 million and net property and equipment of $7.8 million. The decrease in accounts receivable primarily reflects collections related to the 2012 Kentucky Derby and the receipt of insurance recoveries related to the property damage sustained at Harlow’s during 2011. Net property and equipment declined due to current year depreciation expense of $32.5 million, which is in excess of current year capital expenditures of $25.5 million, primarily due to lower expansion-related capital spending during the nine months ended September 30, 2012.

Partially offsetting these decreases were increases in other assets of $7.1 million and goodwill of $4.0 million. The increase in other assets is primarily due to our investment of $6.5 million in MVG during the nine months ended September 30, 2012, partially offset by our equity losses from the joint venture. In addition, our investment in Kentucky Downs, one of our other investments, increased $1.0 million during the period. Goodwill increased $4.0 million due to the acquisition of Bluff during the nine months ended September 30, 2012.

•
Significant changes within total liabilities include a decrease in long-term debt of $57.6 million, reflecting repayments of acquisition debt funded by cash from operations. In addition, deferred revenue decreased $21.2 million due to the recognition of revenue related to the 2012 Kentucky Oaks and Kentucky Derby.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
Cash flows from:	2012	2011	$	%
Operating activities	$102,109	$131,449	$(29,340)	(22)%
Investing activities	$(35,914)	$(19,094)	$(16,820)	(88)%
Financing activities	$(63,521)	$(112,373)	$48,852	43%

Significant items affecting the comparability of our liquidity and capital resources include:

•
The decrease in cash provided by operating activities is primarily due to the recognition of proceeds from the HRE Trust Fund during the nine months ended September 30, 2011. In addition, we funded an increase in income tax payments of $7.3 million during the nine months ended September 30, 2012, as compared to the same period of 2011, which reflected an income tax refund of $9.3 million from an overpayment of estimated 2010 income taxes. Finally, cash provided by operating activities declined due to the prior year receipt of proceeds of $8.4 million related to advance ticket sales for the 2011 Breeders' Cup at Churchill Downs. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the acquisition of Bluff, our investment in MVG and our purchase of additional equity in Kentucky Downs during the nine months ended September 30, 2012. In addition, capital expenditures increased related to our renovation and improvement project at Harlow’s and the relocation of our corporate offices. Partially offsetting these uses of cash in investing activities was the receipt of insurance proceeds of $9.8 million during the nine months ended September 30, 2012, related to natural disasters which occurred during 2011 at Harlow's and $0.6 million related to the hail storm at Churchill Downs during the nine months ended September 30, 2012.

•
The decrease in cash used in financing activities is primarily due to net repayments on our bank line of credit of $57.6 million during the nine months ended September 30, 2012, compared to $108.8 million during the same period of 2011. During the nine months ended September 30, 2012, we funded new expenditures including our acquisition of Bluff and our investment in MVG, which reduced the amount repaid on our net borrowings compared to the same period of 2011.

During the nine months ended September 30, 2012, there were no material changes in our commitments to make future payments or in our contractual obligations. As of September 30, 2012, we were in compliance with the debt covenants of our revolving credit facilities and had $298 million of borrowing capacity under our revolving credit facilities. We financed the October 2012 acquisition of Riverwalk with borrowings under our amended and restated credit facility

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out, or no longer cost effective to repair. We use free cash flow to evaluate our business because, although it is similar to cash flow from operations, we believe it will typically present a more conservative measure of cash flows, as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure and our definition may differ from other companies’ definitions of this measure.

Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions or capital projects that expand on existing facilities or create a new facility. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,
	2012	2011
Maintenance-related capital expenditures	$13,165	$11,896
Capital project expenditures	12,291	4,906
Additions to property and equipment	25,456	16,802
Net cash provided by operating activities	$102,109	$131,449
Maintenance-related capital expenditures	(13,165)	(11,896)
Free cash flow	$88,944	$119,553

During the nine months ended September 30, 2012, the increase in capital project expenditures as compared to the same period of 2011 primarily reflects capital expenditures related to renovations underway at Harlow’s, our corporate office relocation and our October 2012 launch of Luckity. During 2012, we expect to fund capital expenditures of approximately $15 million related to Harlow’s renovations, of which $4.5 million has been incurred during the nine months ended September 30, 2012. Capital expenditures related to Harlow's are offset by the receipt of insurance recoveries. The decrease in cash provided by operating activities is primarily due to the prior year recognition of proceeds from the HRE Trust Fund and the receipt of refunds of $9.3 million from filing prior years' amended federal income tax returns during the nine months ended September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2012, we had $70.0 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual pre-tax earnings by $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KENTUCKY DOWNS

On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky

Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case is currently set for November 5, 2012. No hearing has currently been set with regard to the motion to dismiss the Jefferson County Case.

TEXAS PARI-MUTUEL WAGERING

On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction.

HORSE RACING EQUITY TRUST FUND

During 2006, the Illinois General Assembly enacted Public Act 94-804, which created the Horse Racing Equity Trust Fund (“HRE Trust Fund”). During November 2008, the Illinois General Assembly passed Public Act 95-1008 to extend Public Act 94-804 for a period of three years beginning December 12, 2008. The HRE Trust Fund was funded by a 3% “surcharge” on revenues of Illinois riverboat casinos that met a certain revenue threshold. The riverboat casinos paid all monies required under Public Acts 94-804 and 95-1008 into a special protest fund account which prevented the monies from being transferred to the HRE Trust Fund. The funds were moved to the HRE Trust Fund and distributed to the racetracks, including Arlington International Race Course ("Arlington"), in December 2009.

On June 12, 2009, the Illinois riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. The defendants moved to dismiss the complaint, and the plaintiffs moved for a preliminary injunction seeking to prevent distribution of the disputed funds from the HRE Trust Fund to the racetrack defendants, including Arlington. On November 20, 2009, the trial court entered a temporary restraining order requiring that any funds distributed from the HRE Trust Fund to the racetrack defendants be placed in a special interest-bearing escrow account separate and apart from other monies. On December 7, 2009, the trial court dismissed the constructive trust count of the complaint and denied the plaintiffs’ motion for a preliminary injunction. The plaintiffs appealed, and the court of appeals stayed dissolution of the temporary restraining order pending the appeal. On March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the TRO to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.

Arlington filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. On October 1, 2012, the Illinois Supreme Court denied Arlington's petition for leave to appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne filed its reply brief on July 27, 2012. Oral arguments on Hawthorne's appeal before the Illinois First District Court of Appeals were heard on November 1, 2012 and a final ruling is expected in December 2012.

We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing. The trial court had originally ordered the State of Illinois to pay interest on the funds held in the special protest fund. The appellate court overturned this order and the Illinois Supreme Court declined to reconsider the appellate court’s decisions. As a result, the State of Illinois is not obligated to pay interest on these funds. The deadline for the casino plaintiffs to file a petition for certiorari has lapsed and, as a result, we believe that this litigation is final with respect to Arlington.

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

BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION

On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties motions of summary judgment are due in November 2012 and December 2012, respectively, and replies will be due in January 2013.

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
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
7/1/12-7/31/2012	—		$—	—	—
8/1/12-8/31/2012	—		$—	—	—
9/1/12-9/30/2012	14,141	(1)	$62.72	—	—
	14,141		$62.72	—	—

(1) Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

November 5, 2012	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 5, 2012	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

3(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

3(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.2 to Current Report on Form 8-K filed July 10, 2012

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.