Form 10-K
period 2012-12-31
CHURCHILL DOWNS INC
filed 2013-02-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 25, 2013, 17,610,679 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2012 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $777,753,545.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2013 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 103-105.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS

A.	Introduction
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. We offer gaming products through our casinos in Mississippi, our slot and video poker operations in Louisiana and our slot and poker operations in Florida. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 600 North Hurstbourne Parkway, Suite 400, Louisville, Kentucky, 40222.
We manage our operations through four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 700 slot machines, 18 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 825 slot machines, 15 table games and a poker room, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 625 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 725 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon.

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC ("MVG"), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.

B.	Acquisition and Development Activity
Riverwalk
On October 23, 2012, we completed our acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues our diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. We financed the acquisition with borrowings under our amended and restated credit facility.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Monroe, Ohio.
On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder to be funded through a $50.0 million note payable over a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence. Construction began in December 2012 on a new gaming and racing facility located in Monroe, Ohio. The new facility is expected to open during the first quarter of 2014, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, featuring up to 2,500 VLTs on the 120-acre site. MVG will invest approximately $215 million in the new facility, including the $50 million license fee payable to the Ohio Lottery Commission. During the year ended December 31, 2012, the Company funded $19.9 million in initial capital contributions to the joint venture.
Bluff
During February 2012, we completed the acquisition of the assets of Bluff Media ("Bluff"), a multimedia poker content brand and publishing company for cash consideration of $6.7 million and contingent consideration of $2.5 million based on the probability of the enactment of federal or state enabling legislation which permits Internet poker gaming during the five year period after acquisition. Bluff’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. In addition, Bluff also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com.

C.	Live Racing
We conduct live horseracing at Churchill Downs, Calder, Fair Grounds and Arlington. The following is a summary of our significant live racing events, a description of our properties and our annual racing calendar.
The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events offering minimum purses of $2.0 million and $1.0 million, respectively. The Kentucky Derby is the first race of the annual series of races for 3-year old thoroughbreds, known as the Triple Crown. Our other significant stakes races include the Summit of Speed at Calder, the Arlington Million at Arlington, and the Louisiana Derby at Fair Grounds, each of which offers purses of approximately $1.0 million.
Churchill Downs
The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. The Churchill facility accommodates approximately 55,000 persons in our clubhouse, grandstand, Jockey Club Suites and Finish Line Suites. The facility also includes a simulcast wagering facility designed to accommodate 1,500 persons, a general admissions area, and food and beverage facilities ranging from concessions to full-service restaurants. The Churchill facility also has a saddling paddock, accommodations for groups and special events, parking areas for the public and our racetrack office facilities. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. During 2010, the Churchill facility added permanent lighting in order to accommodate night racing events. Additionally, during January 2013, the facility opened a new simulcast wagering facility, "The Parlay", designed to accommodate 600 persons, which will be Churchill Downs' simulcast wagering facility during the months outside of its live racing meets and house the track's media operations in the weeks leading up to the Kentucky Derby. The facility is also expected to open a new hospitality venue, "The Mansion", during the second quarter of 2013. The Mansion, located on the sixth floor of the Clubhouse, will be used primarily during the Kentucky Derby and Kentucky Oaks. The Mansion will have accommodations for 296 guests and will offer settings in its Dining Room, Living Room, Library, Parlor and Veranda.
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
Arlington
The Arlington racetrack, located in Arlington Heights, Illinois, was constructed in 1927 and reopened its doors in 1989 after a devastating fire four years earlier. The racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a permanent clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities ranging from fast food to full-service restaurants. The stable area has 34 barns able to accommodate approximately 2,200 horses and a temporary housing unit that accommodates 288 persons. The Arlington facility also features a saddling paddock, parking areas and office facilities.
Racing Calendar
The following table is a summary of our expected 2013 and actual 2012 live thoroughbred racing dates and the number of live racing days for each of our four racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2013		2012
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 27 - June 13	38	April 28 - July 1	38
September Meet	Sept. 5 - 29	12
Fall Meet	Oct. 27 - Nov. 30	25	Oct. 28 - Nov. 25	21
		75		59
Calder Race Course
Calder Meet	April 6- Aug. 31	85	April 9 - Aug. 31	83
Tropical Meet	Sept. 1 - Dec. 6	65	Sept. 1 - Nov. 30	65
		150		148

Arlington	May 1 - Sept. 30	89	May 4 - Sept. 30	90

Fair Grounds
Winter Meet 11/12			Jan. 1 - April 1	57
Winter Meet 12/13	Jan. 1 - Mar. 31	57	Nov. 22 - Dec. 31	27
Winter Meet 13/14	Nov. 28 - Dec. 31	24
		81		84

Total thoroughbred race dates		395		381

During 2013, MVG is expected to conduct 52 days of live harness racing.

D.	Simulcast Operations
We generate a significant portion of our pari-mutuel wagering revenues by sending signals of races from our racetracks to other facilities and businesses (“export”) and receiving signals from other racetracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export.
Arlington conducts on-site simulcast wagering only during live racing meets, while Churchill Downs, Calder and Fair Grounds offer year-round simulcast wagering at the racetracks. The OTBs located in Illinois and Louisiana conduct simulcast wagering year-round.
Off-Track Betting Facilities
Eleven of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville ceased operating as a simulcast wagering facility during 2013. Historically, Trackside Louisville opened as a simulcasting wagering facility on big event days such as the Kentucky Derby and the Kentucky Oaks and during days the Churchill facility was being prepared for special events. It is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000 square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex and will operate only as such going forward. It previously also had audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, and related facilities for simulcasting races. The Company is currently assessing other opportunities for use of this property and during 2012, we reviewed the useful lives of assets at this facility and commenced accelerated depreciation on certain long-term assets. We have determined that no impairment has occurred for these assets as of December 31, 2012.
Arlington operates ten Trackside OTBs that accept wagers on races at Arlington as well as on races simulcast from other locations. One OTB is located on the Arlington property and another is located in East Moline, Illinois on approximately 122 acres. Arlington also leases an OTB located in Waukegan, Illinois consisting of approximately 25,000 square feet. Arlington operates seven OTBs within existing non-owned Illinois restaurants under license agreements. These seven OTBs are located in Chicago, which was relocated from its previous location in January 2012, and Orland Hills, Villa Park, Rockford, South Elgin, McHenry and Hodgkins and opened in April 2012, July 2011, December 2009, December 2002, June 2003 and December 2007, respectively.
Fair Grounds operates twelve OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. One OTB is located on the Fair Grounds property. Another is located in Kenner, Louisiana consisting of approximately 4.3 acres.

Fair Grounds also leases ten OTBs located in these southeast Louisiana communities: Chalmette, consisting of approximately 8,000 square feet of space; Covington, which consists of approximately 7,000 square feet of space; Elmwood, which consists of approximately 15,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; LaPlace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; Boutte, which consists of approximately 10,000 square feet of space; Thibodaux, which consists of approximately 5,000 square feet of space and Westwego, which opened in January 2013 and consists of approximately 5,000 square feet of space. Video poker is offered at Chalmette, Kenner, Elmwood, Gretna, Houma, LaPlace, Boutte, Metairie, Thibodaux and Westwego.
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
OTBs developed by KOTB provide additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. KOTB did not contribute significantly to our operations in 2012 and is not anticipated to have a substantial impact on our operations in the future. Our investment in KOTB is not material to our financial position or results of operations.

E.	Advance Deposit Wagering
We accept pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires.com. TwinSpires.com’s headquarters is located in Mountain View, California and operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the Internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically qualify for its rewards program, TSC Elite. Industry studies have indicated that advance deposit wagering is the fastest growing segment of the pari-mutuel wagering business, and TwinSpires is a key component to the growth of the Company.
In addition, TwinSpires provides to other entities and earns commissions from white label advance deposit wagering products and services. Under these arrangements, TwinSpires typically provides an advance deposit wagering platform and related operational activities while the other entities typically provide a brand name, marketing and limited customer functions. Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires. Velocity operates an ADW business that is licensed in the British Dependency Isle of Man focused on high wagering-volume international customers and Luckity operates an ADW business that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces.

F.	Gaming Operations
On October 23, 2012, we completed the acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land.
On December 16, 2010, we completed the acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino, a 105-room attached hotel, a 2,600-seat entertainment center and three dining facilities. Harlow’s is located on approximately 78 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi. The property is visible from the highway and is the first gaming facility encountered when crossing the newly constructed Greenville Bridge into Mississippi from Arkansas along U.S. Highway 82. On May 12, 2011, the property sustained flood damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, we resumed casino operations with temporary dining facilities. During December 2012 and January 2013, we completed the renovation and improvement projects, which included a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.
On January 22, 2010, we opened a slot facility, Calder Casino, which is adjacent to Calder and offers approximately 1,200 slot machines in a single-level, 104,000 square foot facility and a poker room operation branded “Studz Poker Club”. Calder is the sole thoroughbred racetrack in Miami-Dade County, Florida to offer both live and import simulcast pari-mutuel wagering in addition to a casino facility. The facility offers three dining options, including a buffet dining area, a centrally located bar with a separate casual dining area and a “grab and go” dining option.
During October 2008, we opened our permanent 33,000-square-foot slot operations facility, Fair Grounds Slots, adjacent to Fair Grounds, which operates approximately 625 slot machines. The facility includes two concession areas, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.
VSI is the operator of approximately 725 video poker machines at ten OTBs operated by Fair Grounds.
We intend to continue to pursue expanded gaming opportunities with the goal of broadening our market, and thereby increasing gaming revenues.

G.	Information and Totalizator Services
We maintain one of the world’s largest computerized databases of pedigree and racing information for the thoroughbred horse industry. We provide special reports, statistical information, handicapping information, pedigrees, and other data to organizations, publications and individuals within the thoroughbred industry. This service is accessible through the Internet at www.brisnet.com. In addition, many of the handicapping products are available at our ADW site, www.twinspires.com.
We manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses through our subsidiary, United Tote. United Tote provides totalizator services, which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horseraces. United Tote has contracts to provide totalizator services to a significant number of third-party racetracks, OTBs and other pari-mutuel wagering businesses, in addition to providing these services at many of our facilities.

H.	Sources of Revenue
Our racing revenues include commissions on pari-mutuel wagering at our racetracks and OTBs, plus simulcast host fees earned from other wagering sites. In addition, amounts include ancillary revenues generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights and food and beverage sales. Our gaming revenues are primarily generated from slot machines, video poker, poker card room and table games and ancillary revenues such as hotel and food and beverage sales. Our online revenues are generated by our advance deposit wagering business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. Finally, our other revenues are primarily generated by United Tote and our other minor subsidiaries.
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
Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRC. The KHRC is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets, to participate in simulcasting and to accept ADW wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. During October 2012, Churchill Downs received approval to conduct a twelve-day September meet during 2013, in addition to its traditional spring and fall racing meets.
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
Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years, Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. Race date requests to the DPW for the 2013-2014 racing season are due on February 28, 2013, and Calder has not yet finalized its submission.In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the IRB. Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack, however during January 2013, the IRB appointed Arlington Park the host track for 26 days in 2013, a decrease of 18 days compared to the same period of 2012.
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
Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted eight days of quarter horseracing in 2012 and plan to offer fourteen days of quarter horseracing during 2013.
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalizator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states such as California, Illinois, Idaho, Maryland, Virginia and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.
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
We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, Internet-based interactive gaming and wagering, both legal and, we believe, illegal, is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new Internet-based ventures enter the industry and as state and federal regulations on Internet-based activities are clarified.
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
All of our racetracks face competition in the simulcast market. Approximately 46,000 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 4,000 races each year, or around nine percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on purse size. In recent years, this competition has increased as more states legalize gaming, allowing slot machines at racetracks with mandatory purse contributions. Over 88 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our ADW business.
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
On October 28, 2011, Aqueduct Racetrack opened a gaming facility with more than 2,400 video lottery terminals and electronic table games. An additional 2,500 gaming machines were added in December 2011 as part of a further expansion of the facility. As a result of the addition of gaming activities, New York purse payments in 2013 will be enhanced as compared to their historical levels. These enhanced purses could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.
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
On November 9, 2011, we petitioned the Florida Supreme Court to grant discretionary review of Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC, and reverse the Florida First Appellate Court’s decision which allows for the opening of a slot machine facility at Hialeah Race Course, located approximately twelve miles from Calder. On April 27, 2012, the Florida Supreme Court declined to consider a review of our petition, upholding the decision of the lower court. Hialeah Race Course subsequently commenced construction of a casino with approximately 900 slot machines which is expected to open during the summer of 2013. The operation of a slot machine facility at Hialeah Race Course could have a material, adverse impact on our business, financial condition and results of operations.
Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current pari-mutuel taxation structure. Should such legislation be enacted, it could increase competition and have a material, adverse impact on our business, financial condition and results of operations.

Chicago, Illinois
Arlington competes in the Chicago market against a variety of entertainment options. In addition to other racetracks in the area such as Hawthorne Park and Maywood Park, there are ten riverboat casino operations that draw from the Chicago market including Rivers Casino, which opened in July 2011, in Des Plaines, Illinois. Additionally, Native American gaming operations in Wisconsin may adversely affect Arlington.
New Orleans, Louisiana
Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. With approximately 625 slot machines, Fair Grounds competes with Harrah’s land-based casino, which is the largest and closest competitor to Fair Grounds. Additionally, Fair Grounds faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.
Greenville, Mississippi
Harlow’s competes in Mississippi with a variety of riverboat and land-based casinos. Our principal local competitor is Trop Casino in Greenville. Harlow’s also faces regional competition from a casino in Lula, Mississippi and from two locations in Arkansas. Both Arkansas locations offer pari-mutuel wagering on live and simulcast racing and other electronic games of skill such as blackjack, video poker, and electronic roulette. In addition, historical racing machines are offered at one of the Arkansas locations.
Vicksburg, Mississippi
Riverwalk competes in the Vicksburg area and is the newest and the only land-based casino in the local market. Our principal local competitors are Ameristar Casino, which is the largest local competitor, and Rainbow Hotel Casino, which is the closest competitor, in Vicksburg. In addition, Riverwalk faces regional competition from two locations in Natchez Mississippi, including Magnolia Bluff Casino which opened during December 2012 and from Pearl River Resort in Philadelphia, Mississippi.
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
Advance Deposit Wagering
TwinSpires competes with other ADW businesses for both customers and racing content, and TwinSpires also competes with online gaming sites. Our competitors include, but are not limited to, Betfair Limited (d/b/a TVG), the Stronach Group (d/b/a XpressBet), Premier Turf Club, Lien Games, AmWest Entertainment, The New York Racing Association, Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.
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
Federal
Wire Act of 1961 - Federal Clarification
On December 23, 2011, the U.S. Department of Justice clarified its position on the Wire Act of 1961 (the “Wire Act”), which had historically been interpreted to outlaw all forms of gambling across states lines. The department's Office of Legal Counsel determined, in a written memorandum, that the Wire Act applied only to a sporting event or contest but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department opinion could be interpreted to allow Internet gaming on an intrastate basis. Since the issuance of this opinion, there have been actions taken by various state legislatures to either further enable or further limit Internet gaming opportunities for their residents and businesses, and we anticipate that other states may follow. At this point, we do not know to what extent intrastate Internet gaming could affect our business, financial condition and results of operations.

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

Other Federal Legislation
During 2011, two major pieces of Internet gaming legislation were introduced in the United States Congress. The first bill, the Internet Gambling Regulation, Consumer Protection and Enforcement Act (“HR 1174”), would have granted the Secretary of the Treasury regulatory and enforcement jurisdiction over Internet gaming. Though wagering on sports was excluded, it would have expanded Internet gaming beyond poker. The second bill, the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (“HR 2366”), mirrored many of the safeguard provisions proffered in HR 1174, however it limited Internet gaming to poker only. No action was taken on either proposed bill. Similar legislation related to Internet gaming issues could be introduced during the 2013 Congressional session. It is unclear to what extent such federal regulations could impact our business, financial condition and results of operations.

Nevada
On February 21, 2013, the Governor of Nevada signed Assembly Bill 114 into law. This legislation legalizes Internet gaming in Nevada, removing a previous statutory restriction requiring federal authorization. The legislation further requires the Nevada Gaming Commission to issue compacting guidelines, which will allow Nevada to enter into Internet gaming agreements with other states. It is unclear to what extent such federal regulations could impact our business, financial condition and results of operations.
Kentucky
Expanded gaming legislation
On February 19, 2013, House Bill 443 was introduced in the Kentucky House of Representatives. This legislation would amend the Kentucky Constitution to provide up to seven casino locations in the state of Kentucky and would create an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. The constitutionally protected Equine Excellence Fund would be distributed annually for purses, breeders' incentives, horsemen services, equine research, regulation, racetrack improvements, and marketing of the equine industry. House Bill 443 would require a three-fifths majority in both chambers of the Kentucky General Assembly and, if passed, would be submitted to voters for ratification no earlier than November 2014. Should the referendum be successful, the General Assembly then would be required to pass enabling legislation to provide the requisite licensing, regulatory and taxation framework. It is unclear to what extent this proposed legislation would impact our existing business, financial condition and results of operations.
Race-day Medication Ban
On June 13, 2012, the KHRC approved a change in state regulations that bans the use of anti-bleeding medication on race-days for graded and listed stakes horse races. The revised regulation must survive a legislative review process, in addition to potential legal challenges before being enacted into law. Should the regulation be enacted, it would be phased in over a three-year period, beginning in 2014. If approved, Kentucky would be the only U.S. state to have enacted such restrictions. At this point, we do not know the effect this legislation could have on our business, financial condition and results of operations.

Historical Racing Machines
On July 20, 2010, the KHRC approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. Portions of previously-run races, the length of which is chosen by the player, can be viewed, and winning combinations are presented via video terminals through which the player may place wagers in the pari-mutuel betting pools available via the HRMs. Previously, only Oaklawn Park Racetrack, in Arkansas, offered the HRMs. On September 1, 2011, Kentucky Downs Racetrack opened an HRM facility with approximately 200 HRMs, and during February 2012, the KHRC approved the installation of 75 additional HRMs at such facility. On August 31, 2012, Ellis Park Racetrack opened a HRM facility with 177 HRMs.
Despite the approval of the KHRC, there are questions with regard to the economic viability of the HRMs in a competitive wagering market such as Louisville, as well as the legality of regulations enacted. We do not expect to make any decisions on whether to pursue HRMs until both of these questions are answered. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal is heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case. On January 11, 2013, the Supreme Court of Kentucky agreed to hear the case.
On February 15, 2013, Senate Bill 204 was introduced which would statutorily permit wagering via HRMs. At this point, we do not know if the proposed legislation will be successful or the impact it will have on our business, financial condition and results of operations.
ADW Regulations
Legislation was introduced on February 8, 2011, to clarify state regulatory authority over ADW companies. The legislation provided jurisdiction over wagering made within the Commonwealth of Kentucky and required a license to accept ADW wagers from Kentucky residents, which TwinSpires obtained during March 2012. During January 2012, the Kentucky House of Representatives passed House Bill 229, which imposed taxes on advanced deposit wagering placed by Kentucky residents, however, House Bill 229 failed to move forward in the Kentucky Senate during the 2012 legislative session. On February 5, 2013, the Kentucky House of Representatives introduced House Bill 189, which contained similar provisions to House Bill 229 and would impose an excise tax of 0.5% of wagering proceeds on all advance deposit wagering placed by Kentucky residents. The state’s general fund would receive 15% of the excise tax, with the remaining 85% to be shared equally between the state’s racetracks and horsemen. On February 12, 2013, House Bill 189 was approved by the House Appropriations and Revenue Committee and on February 15, 2013, it was approved by the House of Representatives. Should this legislation be enacted into law, it could have a negative impact on our Online Business operations.
Illinois
Expanded Gaming Legislation
On May 31, 2012, Senate Bill 1849 was passed by the Illinois General Assembly, which authorized five additional casinos to be constructed in Illinois, as well as provided for slot machines to be installed at racetracks. Specifically, the legislation authorized Arlington to operate up to 1,200 slot or video poker machines and authorizes Quad City Downs, owned by Arlington, to operate up to 900 slot or video poker machines. Existing casinos would have been eligible to increase the number of gaming machines from the current limit of 1,200 machines to 1,600 machines. Five new land-based casinos would have been authorized, one of which could have been located in Chicago with 4,000 gaming machines. Senate Bill 1849 was vetoed by Governor Quinn on August 28, 2012. During January 2013, the Illinois Senate president released his hold on a previous version of gaming legislation, Senate Bill 744, which allowed it to be sent to the Governor. The Governor is expected to veto this legislation. At this point, we do not know how future legislation would affect our business, financial condition and results of operations.

ADW Legislation
House Bill 3779 relating to ADW regulation was signed into law by Governor Quinn on August 24, 2012 and extended ADW authorization through December 31, 2012. Among other things, House Bill 3779 provided requirements that, effective August 26, 2012, each ADW license-holder impose a surcharge of up to 0.18% on winning wagers and winnings from wagers placed through advance deposit wagering. The funds received as the result of the surcharge were deposited into standardbred purse accounts. Legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012 sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board. Legislation has been filed that would extend ADW authorization in Illinois until December 31, 2015 and would validate ADW wagers accepted between January 1, 2013 and the enactment of the proposed legislation. If approved, the bill would take effect immediately. TwinSpires expects to resume accepting wagers from Illinois residents when such a bill is passed to extend the licensure and regulation of ADW operations in Illinois. Failure of the Illinois legislature to extend ADW regulations could adversely affect our ADW business in Illinois.
Online Gaming
During the 2012 legislative session, the Illinois Senate amended House Bill 4148 with language that, if enacted, would create a new division of the state lottery to oversee and operate online games, including poker, for registered players within Illinois. The division would also be given authority to enter into interstate and multinational online gaming compacts. As currently written, the lottery would create a single platform on which Internet Gaming would be conducted in Illinois. At a later date, the state could allow private companies licensed to conduct gaming in Illinois to essentially serve as affiliates. It is not clear under what terms the state would allow the private companies to participate. The legislative session adjourned without action on House Bill 4148. We expect similar legislation to be introduced during the 2013 legislative session but at this point, we do not know how future legislation would impact our business, financial condition and results of operation.
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
Purse Recapture
Pursuant to the Illinois Horse Racing Act, Arlington and all other Illinois racetracks are permitted to receive a payment commonly known as purse recapture. Generally, in any year that wagering on Illinois horse races at Arlington is less than 75% of wagering both in Illinois and at Arlington on Illinois horse races in 1994, Arlington is permitted to receive 2% of the difference in wagering in the subsequent year. The payment is funded from the Arlington purse account. Under the Illinois Horse Racing Act, the Arlington purse account is to be repaid via an appropriation by the Illinois General Assembly from the Illinois General Revenue Fund. However, this appropriation has not been made since 2001. Subsequently, Illinois horsemen unsuccessfully petitioned the IRB to prevent Illinois racetracks from receiving this payment in any year that the Illinois General Assembly did not appropriate the repayment to the racetrack’s purse accounts from the General Revenue Fund. Further, the Illinois horsemen filed lawsuits seeking, among other things, to block payment to Illinois racetracks, as well as to recover the 2002 and 2003 amounts already paid to the Illinois racetracks. These lawsuits filed by the Illinois horsemen challenging the 2002 and 2003 reimbursements have been resolved in favor of Arlington and the other Illinois racetracks. Several bills were filed in the 2003, 2004, 2005 and 2009 sessions of the Illinois legislature that, in part, would eliminate the statutory right of Arlington and the other Illinois racetracks to continue to receive this payment. None of these bills passed. Since the statute remains in effect, Arlington continues to receive the recapture payment from the purse account. If Arlington loses the statutory right to receive this payment, there could be a material, adverse impact on our business, financial condition and results of operations.
Host Days
During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel wagering activity throughout Illinois. The IRB has appointed Arlington the host track in Illinois during January of 2013 for 26 days, which is a decrease of 18 days compared to the same period of 2012. Arlington’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington is designated host track could have a material, adverse impact on our business, financial condition and results of operations.
Ohio
Gaming Legislation
In November 2009, Ohio voters passed a referendum to allow five casinos in Ohio, with opening dates from 2012 through 2013. On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. Oral arguments on the appeal were heard by the Franklin County Court of Appeals on January 17, 2013. The Court took the arguments under consideration and will issue a verdict at a later date. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.
On June 11, 2012, House Bill 386 (“HB 386”), which makes revisions to both Ohio’s gaming-related laws pertaining to casinos, video lottery terminals, horseracing and gaming as well as clarifies Ohio gaming regulations became law.
In December 2012, the Ohio House approved legislation that significantly limited the business model of Internet cafés operating in the state. The legislation was not considered by the Senate during 2012. On January 30, 2013, House Bill 7 was filed in the Ohio House and is intended to negatively impact the business model of Internet cafés by banning cash payouts and limiting prizes or vouchers redeemable for merchandise to not more than a $10 value. At this time, we do not know how this legislation or related legislation could affect our business, financial condition and results of operations.
New York
Gaming Legislation
During December 2011, the Governor of New York announced his support for a constitutional amendment to expand Las Vegas-style casino gaming on non-Indian lands. Such a change in the state constitution would require two successive sessions of the state legislature followed by a statewide referendum by voters. The earliest a statewide vote could occur would be November 2013.
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
Significant Agreement
In November 2012, a resolution to award United Tote's existing tote contract with the New York Racing Association ("NYRA") to another totalizator company was postponed when the NYRA Board voted to study the issue. United Tote's existing contract with NYRA expires on September 2, 2013. Should United Tote's existing contract with NYRA not be extended, it could have a negative impact on our business, financial conditions and results of operations.
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

The California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering during February 2012. At its March 2012 meeting, the CHRB approved draft proposed exchange wagering regulations which were submitted for public comment. In June 2012, the CHRB decided to delay the implementation of exchange wagering stating that the regulations governing exchange wagering needed further examination. On September 20, 2012, the CHRB granted initial approval for rules governing exchange wagering subject to a public comment period. The proposed exchange wagering regulations were approved on November 15, 2012. The regulations are expected to be submitted to the Office of Administrative Law during February 2013 for review and final approval. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.
Internet Poker
In December 2012, Senate Bill 51 (“SB 51”) was introduced in the California Senate. The legislation would allow qualified gaming companies to apply for a five-year gaming license to operate an intrastate Internet gaming website to registered players within California. The legislation limits online gaming to poker only. On February 22, 2013, Senate Bill 678 ("SB 678") was introduced which would also permit Internet poker within the state. The potential effects of SB 51 and SB 678 on our business, financial condition and results of operations cannot be determined at this time.
Sports Betting
In February 2012, Senate Bill 1390 was introduced in the California Legislature. The legislation would have allowed all entities currently licensed to conduct gambling activities to apply to their regulatory agency and request that sports betting be added to their list of authorized gambling options. Indian tribes with existing casinos as well as tribes that did not currently have gaming compacts with the state would have been allowed to offer sports betting on their reservations. The bill was not considered prior to the adjournment of the 2012 legislative session. On February 7, 2013, Senate Bill 190 was introduced which would allow the operator of a gaming establishment, racetrack or satellite wagering facility to conduct wagering on professional and collegiate sports or athletic events upon licensing by the California Gaming Control Commission or California Horse Racing Board. Under the terms of the proposed bill, each licensed entity would remit 7.5% of its gross revenues to the state. The bill also authorizes a federally recognized Indian tribe that is not a gaming establishment or a racetrack to conduct sports wagering consistent with the requirements of the federal Indian Gaming Regulatory Act of 1988, under terms no more stringent than those applicable to any other operator in the state. The potential effects of Senate Bill 190 on our business, financial condition and results of operations cannot be determined at this time.

Delaware
Gaming Legislation
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
New Jersey
Atlantic City Wagering
During February 2012, Assembly Bill 2578 ("AB 2578") was introduced into the New Jersey legislature. AB 2578 allows Atlantic City casinos to offer Internet wagering on all casino-style games to persons present in New Jersey. The New Jersey horseracing industry was excluded from the bill's language and ineligible to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue. AB 2578 passed both legislative chambers during 2012. On February 26, 2013, Governor Christie signed AB 2578 into law. The potential impact of AB 2578 on our business, financial condition and results of operation cannot be determined at this time.
Sports Betting
During 2011, New Jersey voters passed a non-binding referendum permitting sports betting in New Jersey. During 2012, legislation authorizing sports betting in Atlantic City casinos and at racetracks passed the House and Senate legislatures and was signed by Governor Christie. The National Football League, National Basketball Association, National Hockey League and National Collegiate Athletic Association have filed suit against the state to prohibit them from moving forward with the legislation, citing a federal ban against sports betting. On December 21, 2012, a federal judge denied New Jersey's request to have the lawsuit dismissed. The judge agreed that expanding legal sports betting into New Jersey would negatively impact the perception of sporting games. The New Jersey Division of Gaming Enforcement issued final sports betting regulations, but the Division noted that no license would be issued prior to January 2013. The potential impact of sports betting in New Jersey on our business, financial condition and results of operation cannot be determined at this time.

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
As of December 31, 2012, we employed approximately 2,300 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2012, average full-time and seasonal employment per pay period was approximately 4,100 individuals Company-wide.

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
General economic trends are unfavorable
The recent, economic downturn and adverse conditions in local, regional, national and global markets, including the current sovereign debt crises, have negatively impacted our operations and may continue to do so for an indeterminate period of time. Although economic conditions improved somewhat in 2012, there remains risk that the recovery will be short-lived, that the recovery may not include the industries or markets in which we operate, or the downturn may resume. Our access to, or cost of, credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.
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

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock, repurchase common shares or make other restricted payments;

•	make certain investments;

•	sell certain assets or consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	create liens on certain assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
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
We could face challenges in identifying development projects that fit our strategic objectives, identifying potential acquisition or divestiture candidates and/or development partners, finding buyers, negotiating projects on acceptable terms, and managing and integrating the acquisition or development projects. The integration of new operations and any other properties we may acquire or develop will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating new properties or projects may also interrupt the activities of those businesses, which could have a material, adverse impact on our business, financial condition and results of operations. The divestiture of existing businesses may be affected by our ability to identify potential buyers. Furthermore, current or future regulation may postpone a divestiture pending certain resolutions to federal, state or local legislative issues. We cannot assure that any new properties or developments will be completed or integrated successfully.
Management of new properties or business operations, especially those in new lines of business or different geographic areas, may require that we increase our managerial resources. We cannot assure that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or developments.
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses, including our recent acquisitions of Riverwalk and Bluff, into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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

•	the risk that the acquired business may not further our business strategy or that we paid more than the business was worth;

•	the potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the possibility that we have acquired substantial undisclosed liabilities for which we may have no recourse against the sellers or third party insurers;

•	costs and complications in maintaining required regulatory approvals or obtaining further regulatory approvals necessary to implement the acquisition in accordance with our strategy;

•	the risks of acquiring businesses and/or entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers;

•	the possibility that we may be unable to retain or recruit managers with the necessary skills to manage the acquired businesses; and

•	changes to legal and regulatory guidelines, which may negatively affect acquisitions.
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
Catastrophic events could cause a significant and continued disruption to our operations
A disruption or failure in our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, Churchill Downs, Harlow’s, Riverwalk, Fair Grounds and its related OTBs and Calder could all be adversely affected by flooding or hurricanes. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, our coverage is subject to deductibles, exclusions and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if their operations are disrupted or face prolonged closure as a result of natural disasters in the future, or if natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, the disruption could have a material, adverse impact on our business, financial condition and results of operations.
Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. Our level of property insurance coverage, which is subject to policy maximum limits, may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.
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
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business
We receive, store and process personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. While the Company maintains insurance coverage specific to cyber-insurance matters, any failure on our part to maintain adequate safeguards may subject us to significant liabilities. Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.
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
Our business is subject to online security risk, including security breaches
We store and transmit users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users and be exposed to litigation or potential liability for us. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.
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
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. For example, in Florida, a thoroughbred racetrack conducting a live meet has control over hosting out-of-state racing signals and receives commissions on wagers placed at other racetracks throughout the state. When two thoroughbred racetracks operate live meets concurrently, both have the opportunity to be the “host track” for out-of-state signals, and other Florida racetracks must choose a single live racetrack to host their pari-mutuel wagering.  Calder is the only live racetrack in Florida for the majority of its racing season and it could be adversely affected if another track conducted a meet with more overlapping dates. Likewise, in Illinois the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington or Calder cease to be as “host tracks” during these periods, the loss of hosting revenue could have an adverse impact on our business, financial condition and results of operations. In addition, Arlington is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business, financial condition and results of operations.
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
All of our racetracks face competition in the simulcast market. Approximately 46,000 thoroughbred horse races are conducted annually in the United States. Of these races, we host approximately 4,000 races each year, or around nine percent of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines, at racetracks with mandatory purse contributions.
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

The popularity of horse racing is declining
There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to Equibase, pari-mutuel handle in the U.S. declined 7.3% between 2010 and 2009, declined 5.7% between 2011 and 2010 and remained fairly flat during 2012, increasing 1.0% compared to the same period in 2011. We believe lower interest in racing may have a negative impact on revenues and profitability in our racing business, as well as our ADW business, which is dependent on racing content provided by our racing business and other track operators. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material, adverse impact on our business, financial condition and results of operations.
Our racing business is geographically concentrated and experiences significant seasonal fluctuations in operating results
We conduct our racing business at four racetracks: Churchill Downs, Calder, Fair Grounds and Arlington. A significant portion of our racing revenues are generated by two events, the Kentucky Derby and the Kentucky Oaks. If a business interruption were to occur and continue for a significant length of time at any of our four racetracks, particularly one occurring at Churchill Downs at a time that would affect the Kentucky Derby or Kentucky Oaks, it could have a material, adverse impact on our business, financial condition and results of operations.
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
We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. For example, Churchill Downs and Arlington are experiencing heightened competition from racinos in Indiana, Pennsylvania, Delaware and West Virginia whose purses are supplemented by gaming revenues. The opening of the Genting New York Resort at Aqueduct racetrack has enhanced the purse structure at New York racetracks as compared to historical levels. Ohio has authorized four land-based casinos by voter referendum and video lottery terminals at seven Ohio racetracks through executive order. Our failure to attract full fields could have a material, adverse impact on our business, financial condition and results of operations.
Inclement weather and other conditions may affect our ability to conduct live racing
Since horseracing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at any of our racetracks, it could have a material, adverse impact on our business, financial condition and results of operations.
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
It is not certain that we will be able to maintain agreements with, or to obtain required consent from, Horsemen’s Groups. We currently negotiate formal agreements with the applicable Horsemen’s Groups at Fair Grounds, Arlington and Calder on an annual basis. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.
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
Horse racing is an inherently dangerous sport and our racetracks are subject to personal injury litigation
Although we carry jockey accident insurance at each of our racetracks to cover personal jockey injuries which may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.
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
Our gaming business is geographically concentrated
We conduct our gaming business at four principal locations: Riverwalk in Vicksburg, Mississippi, Harlow’s in Greenville, Mississippi, Calder Casino in Miami Gardens, Florida, and Fair Grounds Slots in New Orleans, Louisiana. We also operate video poker machines throughout Louisiana through our subsidiary, VSI. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in one or more of the regions in which they operate, it could have a material, adverse impact on our business, financial condition and results of operations.
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
We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. We rely on a limited number of vendors to provide video poker and slot machines and any loss of our equipment suppliers could impact our operations. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.
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
Our expansion opportunities with respect to advance deposit wagering may be limited unless more states amend their laws or regulations to permit advance deposit wagering. Conversely, if states take affirmative action to make advance deposit wagering expressly unlawful, this could have a material, adverse impact on our business, financial condition and results of operations. For example, previously existing ADW regulation in Illinois expired on December 31, 2012, and we ceased accepting wagers from Illinois residents in January 2013. In addition, the regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our ADW business. From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.
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
Our inability to retain our core customer base or our failure to attract new customers could harm our business
We utilize technology and marketing relationships to retain current customers and attract new customers. If we are unable to retain our core customer base through robust content offerings and other popular features, if we lose customers to our competitors, or if we fail to attract new customers, our businesses would fail to grow or would be adversely affected.
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
Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations
Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Many companies, including ours, have been the target of such attacks. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.
We carry insurance covering many of these risks, including network security, first party extortion threats and business interruptions, but there are certain exclusions to this coverage and the insurance limits may not be sufficient to fully mitigate all financial damage to the Company. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On October 19, 2011, the Company entered into a ten-year lease agreement for approximately 33,000 square feet of office space in Louisville, Kentucky. The space serves as the Company’s new corporate headquarters, which was occupied during the second quarter of 2012.
Additional information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “C. Live Racing,” “D. Simulcast Operations” and “F. Gaming Operations” in Item 1. “Business” of this Annual Report on Form 10-K.
Our real and personal property (but not including the property of UT Canada, Bluff, MVG, HRTV, KOTB, NASRIN or Kentucky Downs) is encumbered by liens securing our $375 million revolving line of credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.
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

ILLINOIS DEPARTMENT OF REVENUE
In October of 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset at December 31, 2012. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
KENTUCKY DOWNS
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company's motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP's motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court's assertion of jurisdiction over the dispute. The case will now move forward in the Simpson County Circuit Court.
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
On June 12, 2009, the riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. Following several lower court motions, on March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc and, on April 11, 2011, the Appellate Court issued an order to rehear the matter en banc. That hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the temporary restraining order ('TRO") to allow the Casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.
Arlington filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. On October 1, 2012, the Illinois Supreme Court denied Arlington's petition for leave to appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne filed its reply brief on July 27, 2012. Oral arguments on Hawthorne's appeal before the Illinois First District Court of Appeals were heard on November 1, 2012 and during November 2012, the First District Court of Appeals ruled against Hawthorne.
We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing.
BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions of summary judgment in November and December 2012, respectively, and replies were filed in January 2013.
OTHER MATTERS
There are no other material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 11, 2013, there were approximately 3,637 shareholders of record.
The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2012 - By Quarter				2011 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$60.00	$63.18	$63.49	$67.20	$44.50	$46.45	$46.95	$53.30
Low Sale	$49.82	$54.93	$54.17	$56.66	$37.58	$39.21	$36.67	$37.39
Dividends per share:				$0.72				$0.60
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2012:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/12- 10/31/2012	6,435	(1)	$62.28	—	—
Period 2	11/1/12- 11/30/2012	—		$—	—	—
Period 3	12/1/12- 12/31/2012	14,140	(1)	$66.45	—	—
		20,575		$65.15	—	—

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.
Set forth below is a line graph comparing the cumulative total return of our common stock, including reinvested dividends, against the cumulative total return of peer group indices, the S&P 500 Index and the Russell 2000 Index for the period of five fiscal years commencing December 31, 2007 and ending December 31, 2012. The peer group indices used by the Company are the Morningstar Gambling Index and the Dow Jones US Gambling Index, which are published industry peer indices of companies engaged in the leisure and gaming industries. The broad equity market indices used by the Company are the Russell 2000 Index, which measures the performance of small and middle capitalization companies and the S&P 500 Index, which measures the performance of large capitalization companies. The graph and table depict the result of an investment on December 31, 2007 of $100 in the Company, the Russell 2000 Index, the S&P 500 Index, the Dow Jones US Gambling Index and the Morningstar Gambling Index. We believe the Dow Jones US Gambling Index is more indicative of our operations and will be used to replace the Morningstar Gambling Index in future performance comparisons. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

$160
$140
$120
$100
$80
$60
$40
$20
$0
Dollars
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Churchill Downs Inc.
Russell 2000 Index
Morningstar Gambling
S&P 500 Index
Dow Jones US Gambling Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Churchill Downs Inc.	$100.00	$75.83	$71.00	$83.46	$101.40	$130.74
Russell 2000 Index	$100.00	$66.21	$84.20	$106.82	$102.36	$119.10
Morningstar Gambling	$100.00	$36.92	$54.62	$57.87	$57.40	$64.48
S&P 500 Index	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
Dow Jones US Gambling Index	$100.00	$26.89	$41.88	$72.50	$67.39	$74.48

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
Operations:
Net revenues	$732,383	$696,854	$585,345	$470,503	$466,194
Operating income	$96,752	$81,010	$31,566	$34,733	$52,779
Earnings from continuing operations	$58,277	$60,795	$19,557	$17,681	$29,148
Discontinued operations, net of income taxes:
Loss from operations	$(1)	$(1)	$(5,827)	$(853)	$(599)
Gain on sale of assets	$—	$3,561	$2,623	$—	$—
Net earnings	$58,276	$64,355	$16,353	$16,828	$28,549
Basic net earnings from continuing operations per common share	$3.39	$3.59	$1.27	$1.28	$2.10
Basic net earnings per common share	$3.39	$3.80	$1.06	$1.22	$2.06
Diluted net earnings from continuing operations per common share	$3.34	$3.55	$1.26	$1.27	$2.09
Diluted net earnings per common share	$3.34	$3.76	$1.05	$1.21	$2.05
Dividends paid per common share	$0.72	$0.60	$0.50	$0.50	$0.50
Balance sheet data at period end:
Total assets	$1,114,337	$948,022	$1,017,719	$725,402	$637,667
Working capital deficiency	$(259,506)	$(28,989)	$(18,556)	$(80,361)	$(29,915)
Current maturities of long-term debt	$209,728	$—	$—	$—	$—
Long-term debt	$—	$127,563	$265,117	$71,132	$43,140
Convertible note payable, related party	$—	$—	$15,075	$14,655	$14,234
Other Data:
Shareholders’ equity	$644,295	$584,030	$506,214	$407,022	$393,891
Shareholders’ equity per common share	$36.93	$34.00	$30.55	$29.74	$28.77
Additions to property and equipment, exclusive of business acquisitions, net	$41,298	$22,667	$61,952	$81,940	$40,150
Cash flow data at period end:
Net cash provided by operating activities	$144,407	$172,995	$59,857	$71,047	$78,234
Maintenance-related capital expenditures	$17,158	$14,845	$14,709	$12,276	$14,704
Free cash flow(6)	$127,249	$158,150	$45,148	$58,771	$63,530
The selected financial data presented above is subject to the following information:

(1)
During 2012, we recognized a gain of $7.0 million from insurance recoveries, net of losses, related to losses sustained at Harlow's during 2011 from wind and flood damage and at Churchill Downs during 2012 from hail damage.

(2)
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

(3)
During 2010, Churchill Downs Entertainment Group ("CDE") ceased operations and recorded a loss from operations before income tax benefit of $9.1 million ($5.8 million, net of income taxes) in discontinued operations. In addition, during 2010, we recognized a gain of $2.6 million, net of income taxes, on the sale of Hollywood Park, upon the partial expiration of an indemnity of certain contractual obligations related to the sale.

(4)	During 2009, we recognized incremental income tax expense from continuing operations of $2.3 million as well as income tax expense from discontinued operations of $1.1 million related to proposed adjustments resulting from an audit of prior year income tax returns by the Internal Revenue Service. In addition, during 2009, we acquired land from a related party for $27.5 million, which was financed partially with a short-term note payable of $24.0 million. Finally, during 2009, we received $24.0 million related to Illinois riverboat subsidies, which was recorded in restricted cash and deferred revenues pending the outcome of a challenge of these subsidies by Illinois riverboats.

(5)	During 2008, we recognized a gain of $17.2 million from insurance recoveries, net of losses, related to damages sustained by Fair Grounds from Hurricane Katrina.

(6)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less maintenance-related (replacement) capital expenditures. Please refer to subheading “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further description of free cash flow and a reconciliation to the most closely related GAAP measure.

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
Overview
We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and the country’s premier source of online account wagering on horseracing events.
We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 700 slot machines, 18 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 825 slot machines, 15 table games and a poker room, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 625 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 725 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon.

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC ("MVG"), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.
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
During the year ended December 31, 2012, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 1.0 % compared to the same period of 2011. TwinSpires handle increased $84.6 million, or 10.9%, during the year ended December 31, 2012, as compared to the same period of 2011, primarily from growth in new, organic customers and an increase in average daily wagering. Pari-mutuel handle from our Racing Operations remained flat during the year ended December 31, 2012, compared to the same period of 2011.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of December 31, 2012, there was $159 million of borrowing capacity available under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Miami Valley Gaming & Racing Joint Venture
During March 2012, we announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC") to develop a new harness racetrack and video lottery terminal ("VLT") gaming facility in Monroe, Ohio. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder to be funded through a $50.0 million note payable over a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence. Construction began in December 2012 on a new gaming and racing facility located in Monroe, Ohio. The new facility is expected to open in the first quarter of 2014, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, featuring up to 2,500 VLTs on the 120-acre site. MVG will invest approximately $215 million in the new facility, including the $50 million license fee payable to the Ohio Lottery Commission. During the year ended December 31, 2012, we funded $19.9 million in initial capital contributions to the joint venture.
Riverwalk Casino Hotel Acquisition
On October 23, 2012, we completed our acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues our diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. We financed the acquisition with borrowings under our amended and restated credit facility.

Illinois Income Taxes
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which is recorded as an other asset that we believe will be recoverable in a future period. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. We filed a formal protest with the State of Illinois during the fourth quarter of 2012. We do not expect this issue to have a material, adverse effect on our business, financial condition or results of operations.
Florida Gaming Recoveries
During February 2012, we received $0.8 million in proceeds upon the opening of Casino Miami Jai-Alai, a slots and jai-alai facility in Miami, Florida. These proceeds partially reimbursed Calder for expenditures made during 2005 related to the slot machine referendum held in Miami-Dade County. Due to uncertainties regarding collectability, we did not recognize a reduction of expense upon the execution of the agreement during 2005, because reimbursement was not payable until the opening of Casino Miami Jai-Alai. During the year ended December 31, 2012, we recognized $0.8 million as a reduction to selling, general and administrative expenses from the recovery.
Bluff Media Acquisition
During February 2012, we announced the acquisition of the assets of Bluff, a multimedia poker content brand and publishing company. Bluff’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to our intention to further expand and build upon Bluff’s current content and business model, we believe this acquisition potentially provides us with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States.
We completed our acquisition of Bluff for cash consideration of $6.7 million and contingent consideration of $2.5 million based on the probability of the enactment of federal or state enabling legislation which permits Internet poker gaming during the five year period after acquisition. The contingent consideration was estimated at $2.3 million. Any changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in earnings in the period the estimated fair value changes.
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville.  Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures.  The Company carries property and casualty insurance, subject to a $0.5 million deductible.  As of December 31, 2012, we have recorded a reduction of property and equipment of $0.6 million.  We are currently working with our insurance carriers to finalize our claim and received $1.1 million during the year ended December 31, 2012.  We recognized insurance recoveries, net of losses of $0.5 million during the year ended December 31, 2012. The Company received an additional $0.4 million from its insurance carriers during 2013, and will recognize insurance recoveries, net of losses of $0.4 million as a component of operating income during the three months ended March 31, 2013.
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
Mississippi River Flooding
As a result of the Mississippi River flooding during 2011, we temporarily ceased operations at Harlow’s on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2012 and January 2013, we completed the renovation and improvement projects, which included a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.
We carry flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of December 31, 2012, we have recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures at Harlow's. During the year ended December 31, 2011, we received $3.5 million in partial settlement of our claim. We finalized our claim with our carriers and received $12.0 million during the year ended December 31, 2012. We recognized insurance recoveries, net of losses of $5.0 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.
Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. We carry property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of December 31, 2012, we have recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. We filed a preliminary claim with our insurance carriers for $1.0 million in damages, which we received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. We received an additional $3.4 million from our insurance carriers during the year ended December 31, 2012. We recognized insurance recoveries, net of losses, of $1.5 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds or recognize additional income from the claim.
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
We review the carrying values of goodwill at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In 2012, in connection with our annual impairment test, we adopted ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment change is recorded for the excess.
Our 2012 annual goodwill impairment analysis included an assessment of certain qualitative factors including but not limited to macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. Given the substantial amount of the excess of fair value over carrying value, none of our reporting units were considered to be "at risk" of failing step one of the 2012 annual goodwill impairment test. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. In prior years, our assessment of goodwill impairment was largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows were based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis was performed. Further they required management's judgments and took into account assumptions about overall growth rates and increases in expenses.
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
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards ("IFRS") which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the year ended December 31, 2012, and there was no impact on the Company’s consolidated financial statements.
Our business can be impacted positively and negatively by legislative and regulatory changes, by economic conditions and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and indefinite-lived intangible assets.
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
In 2012, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Consolidated Net Revenues
Our net revenues and earnings are influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and Kentucky Oaks. Information regarding racing dates at our facilities for 2013 and 2012 is included in Subheading “C. Live Racing” in Item 1. “Business” of this Annual Report on Form 10-K.
Our Consolidated Statements of Comprehensive Income include net revenues and operating expenses associated with our Racing Operations, Gaming, Online Business and Other Investments operating segments and are defined as follows:
Racing: net revenues and corresponding operating expenses associated with commissions earned on wagering at the Company’s racetracks, OTBs and simulcast fees earned from other wagering sites. In addition, amounts include ancillary revenues and expenses generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights, food and beverage sales and fees for the alternative uses of its facilities.
Gaming: net revenues and corresponding operating expenses generated from slot machines, table games and video poker. In addition, it includes ancillary revenues and expenses generated by food and beverage sales, hotel operations revenue and miscellaneous other revenue.
Online: net revenues and corresponding operating expenses generated by the Company’s ADW business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the Company's information business that provides data information and processing services to the equine industry.
Other: net revenues and corresponding operating expenses generated by United Tote, the Company’s provider of pari-mutuel wagering systems and Bluff.
During the year ended December 31, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP"), the Company's provider of television production services, which was previously included in our Other Investments operating segment, with its Racing Operations operating segment. Net revenues and operating expenses of CDSP for the years ended December 31, 2011 and 2010, have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on consolidated net revenues, operating income, results of continuing operations, or cash flows.
Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Gaming revenues represent net gaming wins, which is the difference between gaming wins and losses. Other operating revenues such as admissions, programs and concession revenues are recognized once delivery of the product or service has occurred.
Our customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through our advance deposit wagering platform, TwinSpires.com, or at our gaming facilities. The TSC Elite program, which was introduced during the year ended December 31, 2012, to replace the previous program, TwinSpires Club, is offered for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned.  Under the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned.  To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. Under the Player’s Club program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  As of December 31, 2012 and 2011, the reward point liability was $2.1 million and $2.6 million, respectively.
Approximately 50% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned approximated 10% of handle for our Racing Operations and 20% of handle for our Online Business.l.
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

RESULTS OF CONTINUING OPERATIONS
Pari-mutuel Handle
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs ‘10 Change
	2012	2011	2010	$	%	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$596,613	$603,328	$622,651	$(6,715)	(1)%	$(19,323)	(3)%
Net pari-mutuel revenues	$53,538	$52,851	$53,516	$687	1%	$(665)	(1)%
Commission %	9.0%	8.8%	8.6%
Arlington
Total handle	$563,220	$547,600	$576,012	$15,620	3%	$(28,412)	(5)%
Net pari-mutuel revenues	$60,825	$60,343	$61,826	$482	1%	$(1,483)	(2)%
Commission %	10.8%	11.0%	10.7%
Calder
Total handle	$533,168	$534,940	$600,038	$(1,772)	—%	$(65,098)	(11)%
Net pari-mutuel revenues	$61,042	$59,151	$67,828	$1,891	3%	$(8,677)	(13)%
Commission %	11.4%	11.1%	11.3%
Fair Grounds
Total handle	$333,033	$340,784	$365,466	$(7,751)	(2)%	$(24,682)	(7)%
Net pari-mutuel revenues	$34,018	$35,689	$37,474	$(1,671)	(5)%	$(1,785)	(5)%
Commission %	10.2%	10.5%	10.3%
Total Racing Operations
Total handle	$2,026,034	$2,026,652	$2,164,167	$(618)	—%	$(137,515)	(6)%
Net pari-mutuel revenues	$209,423	$208,034	$220,644	$1,389	1%	$(12,610)	(6)%
Commission %	10.3%	10.3%	10.2%
Online Business: (1)
Total handle	$859,841	$775,288	$530,183	$84,553	11%	$245,105	46%
Net pari-mutuel revenues	$168,795	$155,006	$106,678	$13,789	9%	$48,328	45%
Commission %	19.6%	20.0%	20.1%
Eliminations
Total handle	$(137,683)	$(125,571)	$(102,455)	$(12,112)	10%	$(23,116)	23%
Net pari-mutuel revenues	$(13,157)	$(11,542)	$(8,623)	$(1,615)	14%	$(2,919)	34%
Total
Handle	$2,748,192	$2,676,369	$2,591,895	$71,823	3%	$84,474	3%
Net pari-mutuel revenues	$365,061	$351,498	$318,699	$13,563	4%	$32,799	10%
Commission %	13.3%	13.1%	12.3%
The pari-mutuel activity above is subject to the following information:
(1) Total handle and net pari-mutuel revenues generated by Velocity during the years presented above are not included in total handle and net pari-mutuel revenues from the Online Business.

Gaming Activity The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012 (1)	2011 (3)	2010 (2), (3)	$	%	$	%
Calder Casino
Net gaming revenues	$75,686	$80,511	$63,035	$(4,825)	(6)%	$17,476	28%
Slot handle	$1,008,946	$1,040,655	$782,630	$(31,709)	(3)%	$258,025	33%
Net slot revenues	$72,372	$76,162	$60,850	$(3,790)	(5)%	$15,312	25%
Average daily net win per slot machine	$164	$173	$146	$(9)	(5)%	$27	18%
Average daily number of slot machines	1,207	1,209	1,213	(2)	—%	(4)	—%
Average daily poker revenue	$9,303	$13,476	$7,664	$(4,173)	(31)%	$5,812	76%
Fairgrounds Slots and video poker
Net gaming revenues	$76,893	$75,320	$73,224	$1,573	2%	$2,096	3%
Slot handle	$438,095	$427,207	$418,691	$10,888	3%	$8,516	2%
Net slot revenues	$41,476	$40,352	$39,660	$1,124	3%	$692	2%
Average daily net win per slot machine	$183	$176	$178	$7	4%	$(2)	(1)%
Average daily number of slot machines	625	625	605	—	—%	20	3%
Average daily video poker revenue	$97,613	$96,033	$93,070	$1,580	2%	$2,963	3%
Average daily net win per video poker machine	$137	$129	$126	$8	6%	$3	2%
Average daily number of video poker machines	714	742	741	(28)	(4)%	1	—%
Harlow’s Casino
Net gaming revenues	$54,087	$51,009	$2,563	$3,078	6%	$48,446	F
Slot handle	$653,406	$610,255	$30,730	$43,151	7%	$579,525	F
Net slot revenues	$49,021	$46,289	$2,316	$2,732	6%	$43,973	F
Average daily net win per slot machine	$163	$157	$182	$6	4%	$(25)	(14)%
Average daily number of slot machines	821	868	850	(47)	(5)%	18	2%
Average daily poker revenue	$701	$880	$956	$(179)	(20)%	$(76)	(8)%
Average daily net win per table	$875	$894	$798	$(19)	(2)%	$96	12%
Average daily number of tables	15	15	15	—	—%	—	—%
Riverwalk Casino
Net gaming revenues	$9,914	$—	$—	$9,914	F	$—	NM
Slot handle	$109,787	$—	$—	$109,787	F	$—	NM
Net slot revenues	$9,328	$—	$—	$9,328	F	$—	NM
Average daily net win per slot machine	$181	$—	$—	$181	F	$—	NM

Average daily number of slot machines	736	—	—	736	F	—	NM
Average daily net win per table	$616	$—	$—	$616	F	$—	NM
Average daily number of tables	18	—	—	$18	F	$—	NM
Total
Net gaming revenues	$216,580	$206,840	$138,822	$9,740	5%	$68,018	49%

NM: Not meaningful	U: > 100% unfavorable	F: >100% favorable
The gaming activity presented above is subject to the following information:

(1)	On October 23, 2012, we completed the acquisition of Riverwalk, whose results are presented in 2012 from the date of acquisition through December 31, 2012.

(2)	On December 16, 2010, we completed the acquisition of Harlow’s, whose results are presented in 2010 from the date of acquisition through December 31, 2010.

(3)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
No. of live race days	381	368	382	13	4%	(14)	(4)%
Net revenues:
Racing Operations	$302,088	$298,920	$308,322	$3,168	1%	$(9,402)	(3)%
Gaming	223,112	212,629	142,273	10,483	5%	70,356	49%
Online Business	183,279	165,416	121,407	17,863	11%	44,009	36%
Other	23,904	19,889	13,343	4,015	20%	6,546	49%
Total net revenues	$732,383	$696,854	$585,345	$35,529	5%	$111,509	19%
Operating income	$96,752	$81,010	$31,566	$15,742	19%	$49,444	F
Operating income margin	13%	12%	5%
Earnings from continuing operations	$58,277	$60,795	$19,557	$(2,518)	(4)%	$41,238	F
Diluted net earnings from continuing operations per common share	$3.34	$3.55	$1.26
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Our total net revenues increased $35.5 million, primarily from the continuing organic growth of our Online Business segment and from the acquisition of Riverwalk. Online Business revenues increased $17.9 million during the year ended December 31, 2012, compared to the same period of 2011, primarily reflecting an increase in Online Business handle of 10.9%. Gaming revenues increased $10.5 million, primarily reflecting $10.3 million in revenue generated at Riverwalk, which was acquired on October 23, 2012. In addition, gaming revenues increased $3.4 million at Harlow's during the year ended December 31, 2012, which was closed for twenty-five days during the same period of 2011, as a result of damage sustained from the Mississippi River flooding. These increases were partially offset by a $5.0 million decline at Calder Casino during the year ended December 31, 2012 due to increased regional competitive pressure from the opening of a new casino in Miami during January 2012, along with what we believed to be a weak South Florida economy. Revenues generated by Racing Operations increased $3.2 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Kentucky Derby week and a 4% increase in live race days during the year ended December 31, 2012 as compared to the prior year. Furthermore, other operating revenues increased $4.0 million predominantly due to an increase in handle-based revenue from United Tote, and from the effect of our Bluff acquisition, which occurred in February 2012. Further discussion of net revenue variances by our reported segments is detailed below.
Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010
Our total net revenues increased $111.5 million primarily related to the continuing expansion of our Gaming and Online Business segments, including the effects of the Youbet and Harlow’s acquisitions. Harlow’s, which was acquired during December 2010, generated $53.2 million of total net revenues despite its closure for twenty-five days during the year ended December 31, 2011, due to the Mississippi River flooding. Calder Casino, which opened on January 20, 2010, increased total revenues by $17.6 million, compared to the same period of 2010 reflecting performance driven by what we believe was an improved economy in South Florida, a revised marketing strategy executed during 2011 and the effect of a full year of operations during 2011. Revenues generated by the Online Business segment increased $44.0 million during the year ended December 31, 2011, compared to the same period of 2010 primarily reflecting the acquisition of Youbet during the second quarter of 2010. During the year ended December 31, 2011, we benefitted from a full year of operations of Youbet, an ADW provider acquired and merged into TwinSpires during 2010, compared to approximately seven months of operations during the year ended December 31, 2010. Racing Operations revenues declined $9.4 million as continued declines in pari-mutuel racing were partly offset by improvements in Kentucky Derby week performance. Finally, other operating revenues increased $6.5 million predominantly due to revenues generated by United Tote, which was acquired as part of the Youbet acquisition during the second quarter of 2010. Further discussion of net revenue variances by our reported segments is detailed below.

Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Purses & pari-mutuel taxes	$125,490	$125,635	$127,600	$(145)	—%	$(1,965)	(2)%
Gaming taxes	52,306	52,026	44,131	280	1%	7,895	18%
Depreciation/amortization	55,600	55,170	46,524	430	1%	8,646	19%
Other operating expenses	335,412	318,484	273,090	16,928	5%	45,394	17%
SG&A expenses	73,829	65,501	62,434	8,328	13%	3,067	5%
Insurance recoveries, net of losses	(7,006)	(972)	—	(6,034)	F	(972)	F
Total expenses	$635,631	$615,844	$553,779	$19,787	3%	$62,065	11%
Percent of revenue	87%	88%	95%
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $16.9 million, primarily as a result of increased content costs within the Online Business of $8.0 million, which corresponds to the 10.9% increase in pari-mutuel handle during the year ended December 31, 2012. In addition, we incurred $1.7 million in expenses associated with the October 2012 launch of Luckity, our newest ADW venture. We also recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011. Furthermore, we recognized a $2.5 million reduction in sales tax expense at Churchill Downs involving a TIF agreement with the Commonwealth of Kentucky during the year ended December 31, 2011. Finally, operating expenses increased $7.5 million due to our acquisitions of Riverwalk and Bluff during the year ended December 31, 2012. Partially offsetting these increases were decreases in labor costs, lower utility expenses and other cost control measures implemented by our Racing Operations during the year ended December 31, 2012.

•
SG&A expenses increased $8.3 million, due, in part, to an increase in equity and long-term incentive compensation expense of $4.0 million during the year ended December 31, 2012, which primarily reflects the amortization of restricted stock awards granted under the Company's long-term incentive plan ("LTIP") for the 2008, 2009 and 2010 LTIP Plan years and an estimate for the 2011 and 2012 LTIP Plan years. In addition, selling and general expenses increased $2.0 million due to our acquisitions of Riverwalk and Bluff during the year ended December 31, 2012. In addition, we incurred non-recurring employee costs of $1.5 million during the year ended December 31, 2012, compared to the same period of 2011. Furthermore, selling, general and administrative expenses increased $0.8 million for the October 2012 launch of Luckity during the year ended December 31, 2012. Finally, TwinSpires incurred expenses of $0.3 million related to a data security incident during the year ended December 31, 2012. Partially offsetting these increases was a recovery of $0.8 million recognized by Calder Casino as a reduction to selling, general and administrative expenses during the year ended December 31, 2012 relating to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005.

•
Insurance recoveries, net of losses, increased $6.0 million, reflecting the final settlement of our property insurance claims related to wind and flood damage sustained at Harlow's during February 2011 and May 2011, respectively.

•
Gaming taxes increased $0.3 million, primarily due to our acquisition of Riverwalk, partially offset by the decline in revenue at Calder Casino resulting from increased competitive pressures from the opening of a new casino in Miami during the year ended December 31, 2012.

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $45.4 million primarily as a result of an increase within the Online Business segment of $24.3 million, which included a full year of added racing content expenses related to the acquisition of Youbet and compared to approximately seven months of operations by Youbet during the same period of 2010. In addition, we incurred $23.0 million of incremental operating expenses related to Harlow’s. Finally, we incurred incremental operating expenses of $7.6 million related to the operations of United Tote during the year ended December 31, 2011.
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

•
SG&A expenses increased $3.1 million primarily due to the effect of including $5.6 million of additional SG&A expenditures during the year ended December 31, 2011, compared to the same period of 2010 related to our 2010 acquisitions of Youbet and Harlow’s. In addition, equity, LTIP and other employee-related expenses increased $5.5 million during the year ended December 31, 2011, primarily resulting from the favorable financial performance of the Company.

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

•
Purses and pari-mutuel taxes decreased $2.0 million primarily due to lower purses and pari-mutuel taxes of $6.5 million within our Racing Operations, which was partially attributable to conducting fourteen fewer racing days during the year ended December 31, 2011. This decrease was partially offset by an increase of $3.6 million of purses generated at Calder Casino resulting from improved performance during the year ended December 31, 2011. In addition, pari-mutuel taxes increased within our Online Business as a result of our acquisition of Youbet during the year ended December 31, 2010.

•	Insurance recoveries, net of losses increased $1.0 million related to the tornado damage and wind damage at Churchill Downs and Harlow’s, respectively, during the year ended December 31, 2011.

Other Income (Expense) and Provision for Income Taxes
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Interest income	$90	$468	$185	$(378)	(81)%	$283	F
Interest expense	(4,531)	(8,924)	(6,179)	4,393	49%	(2,745)	(44)%
Equity in loss of unconsolidated investments	(1,701)	(1,113)	(571)	(588)	(53)%	(542)	(95)%
Miscellaneous, net	819	23,643	2,897	(22,824)	(97)%	20,746	F
Other income (expense)	$(5,323)	$14,074	$(3,668)	$(19,397)	U	$17,742	F
Income tax provision	$(33,152)	$(34,289)	$(8,341)	$1,137	3%	$(25,948)	U
Effective tax rate	36%	36%	30%
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous other income decreased $22.8 million, primarily reflecting the impact of recognizing income of $19.3 million related to the Horse Racing Equity Trust Fund ("HRE Trust Fund") during the year ended December 31, 2011. In addition, during 2011, we recorded a gain of $2.7 million and the elimination of other income related to the long put option and short call option associated with a related party convertible note payable that was converted into common stock during the year ended December 31, 2011.

•
Interest expense decreased $4.4 million during the year ended December 31, 2012, due in part to lower interest expense of $2.8 million under our revolving credit facility associated with lower average outstanding debt balances during the year ended December 31, 2012, compared to the same period of 2011. In addition, during 2012, we did not incur interest expense related to the convertible note payable which was converted during the prior year. During the year ended December 31, 2011, interest expense, including conversion charges, of $1.6 million was incurred, associated with the convertible note payable.

•	Equity in loss of unconsolidated investments increased $0.6 million during the year ended December 31, 2012, related to our investment in MVG.
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

•
Interest expense increased $2.7 million during the year ended December 31, 2011, primarily due to the recognition of $1.6 million of interest expense associated with the conversion of a related party convertible note payable. In addition, we experienced higher average outstanding debt balances under our revolving credit facility during the first half of the year, which was used to finance the acquisitions of Youbet and Harlow’s.

•
Equity in loss of unconsolidated investments increased primarily as a result of $1.2 million of equity losses recognized related to our investment in HRTV during 2011 compared to $0.7 million of equity losses experienced during 2010.

•
The increase in the effective tax rate is primarily due to the recognition of a 6.9% benefit during the year ended December 31, 2010 from the settlement of a federal income tax matter related to prior years’ Personal Seat License revenues at Churchill Downs.  Furthermore, we recognized 8.4% of one-time benefits, during the year ended December 31, 2010, primarily related to deductions for local lobbying expenses that were previously treated as non-deductible lobbying expenses.  During the year ended December 31, 2011, we recognized income tax benefits resulting in a reduction to the effective tax rate of approximately 2.0%. The benefits were the result of a TIF agreement with the Commonwealth of Kentucky and the adjustment of permanent differences to reflect positions taken on federal income tax returns.  These benefits were partially offset by tax expenses associated with taxes accrued for uncertain tax positions as well as the true-up of prior year taxes.
Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Churchill Downs	$129,847	$126,974	$122,994	$2,873	2%	$3,980	3%
Arlington	73,789	73,419	74,860	370	1%	(1,441)	(2)%
Calder	66,149	65,022	73,177	1,127	2%	(8,155)	(11)%
Fair Grounds	45,460	45,789	46,993	(329)	(1)%	(1,204)	(3)%
Total Racing Operations	315,245	311,204	318,024	4,041	1%	(6,820)	(2)%
Calder Casino	77,864	82,819	65,211	(4,955)	(6)%	17,608	27%
Fair Grounds Slots	42,881	41,553	40,432	1,328	3%	1,121	3%
VSI	35,433	35,052	33,971	381	1%	1,081	3%
Harlow’s Casino	56,604	53,205	2,659	3,399	6%	50,546	F
Riverwalk Casino	10,330	—	—	10,330	F	—	NM
Total Gaming	223,112	212,629	142,273	10,483	5%	70,356	49%
Online Business	184,115	166,202	122,083	17,913	11%	44,119	36%
Other Investments	26,338	21,578	13,794	4,760	22%	7,784	56%
Corporate	1,032	326	141	706	F	185	F
Eliminations	(17,459)	(15,085)	(10,970)	(2,374)	16%	(4,115)	38%
	$732,383	$696,854	$585,345	$35,529	5%	$111,509	19%
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of our revenues by segment include:

•
Online Business revenues increased $17.9 million, reflecting an 10.9% increase in our pari-mutuel handle, from both continuing organic growth in customers and an increase in average daily wagering from existing customers.

•
Gaming revenues increased $10.5 million, primarily reflecting revenue generated at Riverwalk, which was acquired on October 23, 2012. In addition, gaming revenues increased $3.4 million at Harlow's during the year ended December 31, 2012, which was closed for twenty-five days during the same period of 2011 as a result of Mississippi River flood damage. Partially offsetting these increases was a decrease in net revenues of $5.0 million at Calder Casino during the year ended December 31, 2012. Calder Casino slot revenues declined 5.0% as a result of increased regional competitive pressures from a new casino in Miami, which opened during January 2012, and what we believed to be a weak South Florida economy.

•
Other Investments revenues increased $4.8 million, due, in part, to an increase in handle-based revenues at United Tote during the year ended December 31, 2012. In addition, we benefitted from our acquisition of Bluff during the year ended December 31, 2012.

•
Racing Operations revenues increased $4.0 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Derby week and thirteen additional live race days during the year ended December 31, 2012, as compared to the same period during 2011. These increases were partially offset by the impact of not hosting the Breeders' Cup during 2012, which was held at Churchill Downs during the year ended December 31, 2011.

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

•
Racing Operations revenues decreased $6.8 million primarily reflecting a decline in pari-mutuel revenues of $12.6 million which corresponds to a 6.4% decrease in Racing Operations handle during the year ended December 31, 2011. According to figures published by Equibase, the pari-mutuel industry handle declined 5.7% compared to the same period of 2010. Calder revenues, particularly those related to export wagering, decreased due to ten fewer race days conducted during the year ended December 31, 2011, compared to the same period of 2010. Partially offsetting this decrease was strong performance from Kentucky Oaks and Derby week at Churchill Downs during the year ended December 31, 2011.

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

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Racing Operations	$50,793	$64,285	$36,314	$(13,492)	(21)%	$27,971	77%
Gaming	67,807	57,008	28,462	10,799	19%	28,546	100%
Online Business	40,280	37,740	17,226	2,540	7%	20,514	F
Other Investments	(265)	1,042	2,737	(1,307)	U	(1,695)	(62)%
Corporate	(7,145)	(1,365)	(4,323)	(5,780)	U	2,958	F
Total EBITDA	$151,470	$158,710	$80,416	$(7,240)	(5)%	$78,294	97%
Depreciation and amortization	(55,600)	(55,170)	(46,524)	(430)	1%	(8,646)	19%
Interest income (expense), net	(4,441)	(8,456)	(5,994)	4,015	(47)%	(2,462)	41%
Income tax provision	(33,152)	(34,289)	(8,341)	1,137	(3)%	(25,948)	U
Earnings from continuing operations	58,277	60,795	19,557	(2,518)	(4)%	41,238	F
Discontinued operations, net of income taxes	(1)	3,560	(3,204)	(3,561)	U	6,764	F
Net earnings and comprehensive income	$58,276	$64,355	$16,353	$(6,079)	(9)%	$48,002	F

The table below presents management fees (expense) income included in the EBITDA of each of the operating segments for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands).

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Racing Operations	$(11,969)	$(11,197)	$(12,490)	(772)	7%	$1,293	(10)%
Gaming	(8,471)	(7,677)	(4,767)	(794)	10%	(2,910)	61%
Online Business	(6,946)	(6,001)	(4,984)	(945)	16%	(1,017)	20%
Other Investments	(932)	(860)	(686)	(72)	8%	(174)	25%
Corporate Income	28,318	25,735	22,927	2,583	10%	2,808	12%
Total management fees	$—	$—	$—	$—		$—

Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of our EBITDA by segment include:

•
Racing Operations EBITDA decreased $13.5 million, which primarily reflects the net impact of recognizing income of $19.3 million during the year ended December 31, 2011 from the release of restrictions on the HRE Trust Fund proceeds. In addition, during the year ended December 31, 2011, we recognized a $3.1 million reduction in operating expenses from a TIF agreement with the Commonwealth of Kentucky as compared to $0.7 million reduction in operating expenses during the year ended December 31, 2012. Furthermore, Churchill Downs benefitted from hosting the Breeders' Cup during the year ended December 31, 2011. Finally, Racing Operations incurred higher corporate management fee expense of $0.8 million during the year ended December 31, 2012. Partially offsetting these declines was increased profitability of $5.4 million from the Kentucky Oaks and Kentucky Derby week related to improvements in admissions, sponsorships, and pari-mutuel revenues during the year ended December 31, 2012. Finally, Racing Operations EBITDA benefitted from lower labor costs, utility expenses and other cost control measures as compared to the same period of 2011.

•
Gaming EBITDA increased $10.8 million, primarily due to the settlement of our insurance claims, a full year of operations at Harlow's and the acquisition of Riverwalk. Harlow's generated EBITDA of $26.5 million during the year ended December 31, 2012 compared to EBITDA of $17.5 million during the prior year. Harlow's results included insurance recoveries, net of losses, of $6.5 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively. The improvement in Harlow's profitability during 2012, excluding insurance recoveries, is due to the closure of the facility for twenty-five days during 2011 due to Mississippi River flooding. In addition, our acquisition of Riverwalk generated EBITDA of $2.8 million during the year ended December 31, 2012. Partially offsetting these increases was a decline in EBITDA at Calder Casino, which generated EBITDA of $12.6 million during the year ended December 31, 2012, compared to EBITDA of $13.7 million during the prior year. Results at Calder Casino were negatively impacted by a 5.0% decrease in slot revenues, primarily due to increased regional competitive pressures from a new casino in Miami which opened during January 2012, and what we believed to be a weak South Florida economy. Partially offsetting the decline in gaming revenues at Calder Casino was the recognition of proceeds of $0.8 million as a reduction to SG&A expenses during the year ended December 31, 2012, relating to a reimbursement of certain administrative expenditures for a prior year slot machine referendum. Our Louisiana operations generated EBITDA of $25.8 million during each of the years ended December 31, 2012 and 2011.

•
Corporate EBITDA decreased $5.8 million, as we recognized higher long-term incentive compensation expenses of $4.0 million during the year ended December 31, 2012, related to the financial performance of the Company. In addition, during the prior year, we recognized a gain of $2.7 million related to the conversion of a related party convertible note payable. Finally, EBITDA decreased during the year ended December 31, 2012 due to increases of $1.0 million in professional and legal fees and $0.4 million in facility expenses associated with our corporate office relocation. Partially offsetting these decreases in EBITDA was an increase in the corporate management fee income of $2.6 million during the year ended December 31, 2012.

•
Online Business EBITDA increased $2.5 million, primarily reflecting an 10.9% increase in our pari-mutuel handle from continuing organic growth in customers during the year ended December 31, 2012. Partially offsetting this increase were nonrecurring employee costs of $1.1 million in addition to expenditures of $2.5 million related to the October 2012 launch of Luckity, our newest ADW venture. In addition, we incurred increased losses of $0.7 million related to our equity investment in HRTV and $0.4 million in expenditures to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011.

•	Other Investments EBITDA decreased $1.3 million primarily due to expenditures related to our equity investment in MVG and our acquisition of Bluff during the year ended December 31, 2012.
Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010
Significant items affecting comparability of our EBITDA by segment include:

•
Gaming EBITDA increased $28.5 million as we benefitted from the acquisition of Harlow’s during December 2010, which generated $17.5 million of EBITDA, after corporate allocations of $1.9 million, compared to EBITDA of $1.2 million in the prior year. Harlow's EBITDA generated during 2011 included business interruption insurance recoveries of $0.4 million. In addition, Calder Casino generated EBITDA of $13.7 million, after corporate allocations of $3.0 million, compared to EBITDA of $3.7 million in the prior year, which included $1.1 million of preopening expenses and $2.0 million of corporate allocations. Fair Grounds Slots and VSI EBITDA increased $2.2 million to $25.8 million, primarily reflecting operating efficiencies at our video poker locations compared to the same period of 2010.

•
Racing Operations EBITDA increased $28.0 million partially reflecting the net impact of the release of the restrictions on the HRE Trust Fund proceeds of $19.3 million during the year ended December 31, 2011. In addition, Racing Operations benefitted from increased profitability of $6.4 million from Kentucky Oaks and Derby week during the year ended December 31, 2011. In addition, during the year ended December 31, 2011, we recognized a $3.1 million reduction in operating expenses at Churchill Downs involving the TIF agreement with the Commonwealth of Kentucky. Finally, during the year ended December 31, 2011, we received insurance recoveries in excess of losses of $0.6 million for the tornado damage at Churchill Downs. Partially offsetting these improvements in EBITDA was a decline in our pari-mutuel handle of 6.4% during the year ended December 31, 2011, which negatively affected our racing results and was indicative of the continued, overall weakness of the pari-mutuel industry and our conducting fourteen fewer race days compared to the same period of 2010.

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

•
Corporate EBITDA increased $3.0 million primarily due to the recognition of a gain of $2.7 million related to the conversion of a related party convertible note payable during the year ended December 31, 2011. In addition, we incurred lower development expenses of $3.2 million related to our acquisitions of Youbet and Harlow’s during 2010. Finally, the corporate management fee increased $2.8 million during the year ended December 31, 2011. Partially offsetting these increases in EBITDA were higher equity and long-term incentive compensation expenses and other employee-related costs of $4.7 million during the year ended December 31, 2011, related to the financial performance of the Company. In addition, we recognized a gain related to a third-party settlement of $1.3 million during the year ended December 31, 2010.

Discontinued Operations
The following table presents losses from discontinued operations, which includes the results of operations of Hoosier Park, Churchill Downs Entertainment Group ("CDE"), Hollywood Park Racetrack and Ellis Park for the years ended December, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
	2012	2011	2010	$	%	$	%
Net revenues	$—	$—	$6,375	$—	NM	$(6,375)	NM
Operating expenses	—	12	13,081	(12)	NM	(13,069)	NM
Selling, general and administrative expenses	—	(11)	2,372	11	NM	(2,383)	NM
Operating loss	—	(1)	(9,078)	1	NM	9,077	NM
Other expense	(2)	—	(79)	(2)	U	79	NM
Loss from operations before benefit for income taxes	(2)	(1)	(9,157)	(1)	—%	9,156	NM
Income tax benefit	1	—	3,330	1	NM	(3,330)	NM
Loss from operations	(1)	(1)	(5,827)	—	—%	5,826	NM
Gain on sale of assets, net of income taxes	—	3,561	2,623	(3,561)	U	938	36%
Net (loss) gain	$(1)	$3,560	$(3,204)	$(3,561)	U	$6,764	F
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
During the year ended December 31, 2010, we ceased operations of CDE, an entity created to conceive and produce large-scale entertainment events. The loss from operations for CDE for the year ended December 31, 2010 was $5.8 million. In addition, we recognized a gain on sale of $4.4 million upon the expiration of an indemnity entered into in accordance with the sale of Hollywood Park Racetrack during 2005, under which we agreed to indemnify the purchaser for any withdrawal liability incurred in connection with a complete or partial withdrawal from various noncontributory defined benefit multi-employer retirement plans.
Consolidated Balance Sheet
The following table is a summary of our overall financial position as of December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,		‘12 vs. ‘11 Change
	2012	2011	$	%
Total assets	$1,114,337	$948,022	$166,315	18%
Total liabilities	$470,042	$363,992	$106,050	29%
Total shareholders’ equity	$644,295	$584,030	$60,265	10%
Significant items affecting comparability of our consolidated balance sheet include:

•
Total assets increased primarily due to assets assumed and intangibles recorded of $142.0 million, net of cash, associated with the Riverwalk acquisition. Excluding Riverwalk assets acquired, significant other changes within total assets include increases in other assets of $21.9 million, goodwill of $3.9 million and other current assets of $2.3 million. The increase in other assets is primarily due to our investment in MVG of $19.9 million during the year ended December 31, 2012. Goodwill increased $3.9 million during the period due to our acquisition of Bluff. Other current assets increased $2.3 million due to an increase in inventory associated with United Tote operations and a general increase in prepaid assets generated by the overall growth of the Company.

Partially offsetting these increases was a decrease in restricted cash of $6.3 million. Restricted cash declined primarily due to a reduction of $10.7 million related to the horsemen's portion of the HRE Trust Fund proceeds.

•
Significant changes within total liabilities include an increase in total outstanding debt of $82.2 million, reflecting borrowings associated with the Riverwalk acquisition, partially offset by repayments of previous acquisition debt funded by cash from operations. In addition, accrued liabilities increased $12.5 million due primarily to the timing of payments during the year ended December 31, 2012, and current deferred revenue increased $10.4 million primarily related to the timing of billings for the 2013 Kentucky Derby and Churchill Downs spring meet.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Year Ended December 31,			‘12 vs. ‘11 Change		‘11 vs. ‘10 Change
Cash Flows from:	2012	2011	2010	$	%	$	%
Operating activities	$144,407	$172,995	$59,857	$(28,588)	(17)%	$113,138	F
Investing activities	$(199,988)	$(26,878)	$(234,941)	$(173,110)	U	$208,063	89%
Financing activities	$65,433	$(145,693)	$188,342	$211,126	F	$(334,035)	U

•
The decrease in cash provided by operating activities is primarily due to the recognition of proceeds from the HRE Trust Fund during the year ended December 31, 2011. In addition, income taxes decreased by $8.0 million during the year ended December 31, 2012 primarily due to the receipt of an income tax refund of $10.4 million during 2011 from the overpayment of estimated 2010 federal income taxes. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the acquisitions of Riverwalk and Bluff and our investment in MVG during the year ended December 31, 2012. In addition, capital expenditures increased related to our renovation and improvement project at Harlow's and the relocation of our corporate offices. Partially offsetting these uses of cash was the receipt of insurance proceeds of $10.5 million during the year ended December 31, 2012 related to natural disasters which occurred during 2011 at Harlow's and during 2012 at Churchill Downs.

•
The increase in cash provided by financing activities is primarily due to an increase in net borrowings under our revolving credit facilities of $82.2 million during the year ended December 31, 2012, which were incurred primarily to finance the acquisition of Riverwalk and our investment in MVG, as compared to net repayments of $137.6 million during the prior year.

During 2012, as part of our MVG joint venture, we incurred obligations to fund future capital contributions to the joint venture, which we expect to approximate $25.1 million during 2013. There were no other material changes in our commitments to make future payments or in our contractual obligations during the year ended December 31, 2012. As of December 31, 2012, we were in compliance with the debt covenants of our revolving credit facilities. As of December 31, 2012, we had $159 million of borrowing capacity under our revolving credit facilities. During 2013, we expect to refinance our existing credit facility into a new, long-term borrowing agreement which we anticipate will provide sufficient capital resources and liquidity to satisfy our operating needs for the next twelve months.
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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Maintenance-related capital expenditures	$17,158	$14,845	$14,709
Capital project expenditures	24,140	7,822	47,243
Additions to property and equipment	$41,298	$22,667	$61,952
Net cash provided by operating activities	$144,407	$172,995	$59,857
Maintenance-related capital expenditures	(17,158)	(14,845)	(14,709)
Free cash flow	$127,249	$158,150	$45,148
During the year ended December 31, 2012, the increase in capital project expenditures as compared to the same period of 2011 primarily reflects capital expenditures related to renovations underway at Harlow’s, our corporate office relocation and the launch of Luckity, our newest ADW business. During 2012, we funded capital expenditures of approximately $11.0 million related to Harlow’s renovations, which were offset by the receipt of insurance recoveries. The decrease in cash provided by operating activities is primarily due to the prior year recognition of proceeds from the HRE Trust Fund and the receipt of refunds of $10.4 million from filing prior years' amended federal income tax returns during the year ended December 31, 2011.
During the year ended December 31, 2011, the decrease in capital project expenditures as compared to the same period of 2010 primarily reflects the completion of our capital expenditures related to Calder Casino and the Arlington land purchase during 2010. The increase in cash provided by operating activities is primarily due to the expansion of the Gaming and Online segments, the recognition of proceeds from the HRE Trust Fund, the increased profitability of Kentucky Oaks and Derby week and the receipt of prior year federal income tax refunds.
Credit Facilities and Indebtedness
On November 1, 2010, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Credit Facility”), which amends certain provisions of the credit agreement and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Credit Facility reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the Credit Facility continue to be certain of the Company’s wholly-owned subsidiaries, representing a majority of the Company’s operating revenues. We also incurred loan origination costs of approximately $0.5 million in connection with the Amendment, which were capitalized and are being amortized as interest expense over the remaining term of the credit agreement. During 2013, we expect to refinance our existing credit facility into a new, long-term borrowing agreement which we anticipate will provide sufficient capital resources and liquidity to satisfy our operating needs for the next twelve months. As of December 31, 2012, we had $159 million in credit available for borrowings.
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
The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes and acquisition needs.  The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ending December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. As of December 31, 2012, the Company was in compliance with all covenants under the Credit Facility. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility.

Contractual Obligations
Our commitments to make future payments as of December 31, 2012 are summarized as follows (in thousands):

				After
	In 2013	2014-2015	2016-2017	2018	Total
Current maturities of long-term debt	$209,728	$—	$—	$—	$209,728
Interest(1)	3,922	—	—	—	3,922
Guaranteed purses, Calder Casino	5,000	—	—	—	5,000
Capital contributions to MVG	25,100	—	—	—	25,100
Operating leases	8,079	11,994	6,639	7,024	33,736
Total	$251,829	$11,994	$6,639	$7,024	$277,486

(1)	Interest includes the estimated contractual payments under our revolving credit facility assuming no change in the borrowing rate of 1.9%, which was the rate in place as of December 31, 2012.
As of December 31, 2012, we had approximately $8.6 million of unrecognized tax benefits. We anticipate a decrease in our unrecognized tax benefits of approximately $8.0 million during the next twelve months as we expect to reach a settlement with the applicable taxing authority for the majority of these tax benefits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2012, we had $209.7 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual earnings and cash flows from operating activities by $1.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Churchill Downs Incorporated
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Riverwalk Casino and Hotel from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Riverwalk Casino and Hotel from our audit of internal control over financial reporting. Riverwalk Casino and Hotel is a wholly-owned subsidiary whose total assets and total revenues represent 13.4% and 1.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 27, 2013

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$37,177	$27,325
Restricted cash	38,241	44,559
Accounts receivable, net of allowance for doubtful accounts of $1,885 in 2012 and $2,408 in 2011	47,152	49,773
Deferred income taxes	8,227	8,727
Income taxes receivable	2,915	3,679
Other current assets	13,352	10,399
Total current assets	147,064	144,462
Property and equipment, net	542,882	477,356
Goodwill	250,414	213,712
Other intangible assets, net	143,141	103,827
Other assets	30,836	8,665
Total assets	$1,114,337	$948,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,278	$56,514
Bank overdraft	6,027	5,473
Purses payable	19,084	20,066
Accrued expenses	65,537	47,816
Dividends payable	—	10,110
Current maturities of long-term debt	209,728	—
Deferred revenue	43,916	33,472
Total current liabilities	406,570	173,451
Long-term debt, net of current maturities	—	127,563
Other liabilities	21,030	29,542
Deferred revenue	17,794	17,884
Deferred income taxes	24,648	15,552
Total liabilities	470,042	363,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,448 shares issued at December 31, 2012 and 17,178 shares issued at December 31, 2011	274,709	260,199
Retained earnings	369,586	323,831
Total shareholders’ equity	644,295	584,030
Total liabilities and shareholders’ equity	$1,114,337	$948,022
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,
(in thousands, except per common share data)

	2012	2011	2010
Net revenues:
Racing	$302,088	$298,920	$308,322
Gaming	223,112	212,629	142,273
Online	183,279	165,416	121,407
Other	23,904	19,889	13,343
	732,383	696,854	585,345
Operating expenses:
Racing	255,405	259,369	273,362
Gaming	163,686	157,875	117,946
Online	123,476	113,243	88,206
Other	26,241	20,828	11,831
Selling, general and administrative expenses	73,829	65,501	62,434
Insurance recoveries, net of losses	(7,006)	(972)	—
Operating income	96,752	81,010	31,566
Other income (expense):
Interest income	90	468	185
Interest expense	(4,531)	(8,924)	(6,179)
Equity in losses of unconsolidated investments	(1,701)	(1,113)	(571)
Miscellaneous, net	819	23,643	2,897
	(5,323)	14,074	(3,668)
Earnings from continuing operations before provision for income taxes	91,429	95,084	27,898
Income tax provision	(33,152)	(34,289)	(8,341)
Earnings from continuing operations	58,277	60,795	19,557
Discontinued operations, net of income taxes:
Loss from operations	(1)	(1)	(5,827)
Gain on sale of assets	—	3,561	2,623
Net earnings and comprehensive income	$58,276	$64,355	$16,353
Net earnings per common share data:
Basic
Earnings from continuing operations	$3.39	$3.59	$1.27
Discontinued operations	—	0.21	(0.21)
Net earnings	$3.39	$3.80	$1.06
Diluted
Earnings from continuing operations	$3.34	$3.55	$1.26
Discontinued operations	—	0.21	(0.21)
Net earnings	$3.34	$3.76	$1.05
Weighted average shares outstanding:
Basic	17,047	16,638	15,186
Diluted	17,475	17,125	15,666
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2012, 2011 and 2010
(in thousands, except per common share data)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance, December 31, 2009	13,684	$145,423	$261,599	$407,022
Net earnings and comprehensive income			16,353	16,353
Issuance of common stock for employee benefit plans	19	564		564
Issuance of common stock for long-term incentive plan	81	1,302		1,302
Issuance of common stock for acquisition	2,733	85,482		85,482
Tax shortfall from share-based compensation		(126)		(126)
Repurchase of common stock	(89)	(944)		(944)
Grant of restricted stock	143			—
Amortization of restricted stock		4,154		4,154
Cash dividends, $0.50 per share			(8,165)	(8,165)
Restricted dividends, $0.50 per share			(76)	(76)
Stock option plan expense		648		648
Balance, December 31, 2010	16,571	236,503	269,711	506,214
Net earnings and comprehensive income			64,355	64,355
Issuance of common stock for convertible note payable	453	16,669		16,669
Issuance of common stock for employee benefit plans	24	725		725
Issuance of common stock for long-term incentive plan	103	1,929		1,929
Tax windfall from share-based compensation		151		151
Repurchase of common stock	(25)	(1,308)		(1,308)
Restricted stock forfeitures	(1)
Grant of restricted stock	53
Amortization of restricted stock		4,377		4,377
Cash dividends, $0.60 per share			(10,110)	(10,110)
Restricted dividends, $0.60 per share			(125)	(125)
Stock option plan expense		1,153		1,153
Balance, December 31, 2011	17,178	260,199	323,831	584,030
Net earnings and comprehensive income			58,276	58,276
Issuance of common stock for stock option exercises	155	5,663		5,663
Issuance of common stock for employee benefit plans	19	714		714
Issuance of common stock for long-term incentive plan	158	4,207		4,207
Tax windfall from share-based compensation		1,407		1,407
Repurchase of common stock	(84)	(5,094)		(5,094)
Restricted stock forfeitures	(1)
Grant of restricted stock	23
Amortization of restricted stock		6,377		6,377
Cash dividends, $0.72 per share			(12,351)	(12,351)
Restricted dividends, $0.72 per share			(170)	(170)
Stock option plan expense		1,236	—	1,236
Balance, December 31, 2012	17,448	$274,709	$369,586	$644,295

 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, (in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings and comprehensive income	$58,276	$64,355	$16,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,600	55,170	46,524
Asset impairment loss	25	511	1,598
Gain on sale of business	—	(271)	(4,175)
(Gain) loss on asset disposition	(128)	52	371
Equity in losses of unconsolidated investments	1,701	1,113	571
Unrealized gain on derivative instruments	—	(3,096)	(817)
Share-based compensation	7,613	5,531	4,802
Deferred tax provision	9,659	14,097	8,634
Other	910	2,489	1,473
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	9,178	18,342	(20,338)
Accounts receivable	(5,396)	(407)	290
Other current assets	(3,075)	3,235	112
Income taxes	764	7,995	(12,729)
Accounts payable	3,459	14,447	1,834
Purses payable	(10,148)	7,301	(92)
Accrued expenses	9,923	2,441	4,963
Deferred revenue	8,804	3,633	11,379
Deferred riverboat subsidy	—	(40,492)	—
Other assets and liabilities	(2,758)	16,549	(896)
Net cash provided by operating activities	144,407	172,995	59,857
Cash flows from investing activities:
Additions to property and equipment	(41,298)	(22,667)	(61,952)
Acquisition of businesses, net of cash acquired	(142,915)	—	(169,665)
Acquisition of gaming license	(2,250)	(2,250)	(2,750)
Investment in joint venture	(19,850)	—	—
Purchases of minority investments	(2,153)	(1,189)	(450)
Proceeds on sale of property and equipment	833	55	57
Proceeds from insurance recoveries	10,505	183	—
Change in deposit wagering asset	(2,860)	(1,010)	(181)
Net cash used in investing activities	(199,988)	(26,878)	(234,941)
Cash flows from financing activities:
Borrowings on bank line of credit	554,248	320,181	442,758
Repayments of bank line of credit	(472,083)	(457,736)	(248,773)
Change in bank overdraft	555	(188)	1,922
Payments of dividends	(22,461)	(8,165)	(6,777)
Repurchase of common stock	(5,094)	(1,308)	(944)
Common stock issued	6,377	725	564
Windfall (shortfall) tax provision from share-based compensation	1,407	151	(126)
Loan origination fees	(67)	(155)	(421)
Change in deposit wagering liability	2,551	802	139
Net cash provided by (used in) financing activities	65,433	(145,693)	188,342
Net increase in cash and cash equivalents	9,852	424	13,258
Cash and cash equivalents, beginning of year	27,325	26,901	13,643
Cash and cash equivalents, end of year	$37,177	$27,325	$26,901
 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31,
(in thousands)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,856	$5,521	$3,746
Income taxes	24,462	24,785	11,778

Schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of convertible note payable	$—	$19,399	$—
Issuance of common stock in connection with Company LTIP and other restricted stock plans	5,459	5,058	2,525
Issuance of common stock in connection with acquisition of business	—	—	86,497
Property and equipment additions included in accounts payable and accrued expenses	5,254	787	47
Property and equipment reductions included in accounts receivable	—	9,870	—

Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$486	$—	$2,925
Other current assets	688	—	2,813
Income tax receivable	—	—	941
Other non-current assets	282	—	20,233
Property and equipment, net	64,935	—	56,183
Goodwill	36,702	—	99,179
Other intangible assets	46,004	—	86,305
Accounts payable	(780)	—	(11,605)
Accrued expenses	(5,234)	—	(7,713)
Other liabilities	—	—	(62)
Deferred revenue	(168)	—	(299)

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. The Company offers gaming products through its casinos in Mississippi, its slot and video poker operations in Louisiana and its slot and poker operations in Florida.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horseracing at Calder Race Course (“Calder”), Arlington International Race Course, LLC (“Arlington”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, LLC (“VSI”), SW Gaming, LLC (“Harlow’s”), Magnolia Hill, LLC ("Riverwalk"), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires and United Tote Company, Inc. (“United Tote”), Churchill Downs Investment Company (“CDIC”), Bluff Media ("Bluff"), as well as the Company's equity investment in HRTV, LLC (“HRTV”) and a 50% joint venture in Miami Valley Gaming & Racing LLC ("MVG'). All significant intercompany balances and transactions have been eliminated in consolidation.
The Consolidated Statements of Comprehensive Income include net revenues and operating expenses associated with the Company's Racing Operations, Gaming, Online Business and Other Investments operating segments and are defined as follows:
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
Online: net revenues and corresponding operating expenses generated by the Company’s Advance Deposit Wagering (“ADW”) business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the Company’s information business that provides data information and processing services to the equine industry.
Other: net revenues and corresponding operating expenses generated by United Tote Company, the Company’s provider of pari-mutuel wagering systems and Bluff.
Current Year Reclassification
During the year ended December 31, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP"), the Company's provider of television productions services, which was previously included in other investments, with its Racing Operations. Net revenues and operating expenses of CDSP for the years ended December 31, 2011 and 2010, have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on consolidated net revenues, operating income, results of continuing operations, or cash flows.
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
Restricted Cash
Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2012 and 2011, restricted cash included $12.9 million and $23.6 million, respectively, of funds related to the Horse Racing Equity Trust Fund proceeds in Illinois, as further described in Note 17.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Intangible Assets
The Company determines the initial carrying value of its intangible assets in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible asset. For definite-lived intangible assets, the Company assigns useful lives based upon the estimated economic life of each intangible and amortizes them accordingly. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from one to thirty years using the straight-line method.
Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances indicate there may be impairment. In 2012, in connection with its annual impairment testing, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination.
The Company considers its slots gaming rights and trademark intangible assets as indefinite-lived intangible assets that do not require amortization based on its future expectations to operate its gaming facilities indefinitely, as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently, if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is recognized. The Company completed the required annual impairment tests of goodwill and indefinite lived intangible assets during the quarter ended March 31, 2012, and no adjustment to the carrying values of goodwill or indefinite lived intangible assets was required.
During 2013, the Company intends to adopt ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment which permits an entity to qualitatively assess whether the fair value of an indefinite-lived intangible asset is less than its carrying value.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

liability. The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
Internal Use Software
The Company capitalized internal use software primarily related to its Online Business of approximately $5.2 million, $3.2 million and $4.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2012, 2011 and 2010, the amortization of capitalized costs totaled approximately $3.4 million, $3.5 million and $1.7 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.
Loan Origination Costs
During the years ended December 31, 2012 and 2011, the Company incurred $0.1 million and $0.2 million, respectively, in loan origination costs associated with the second amended and restated credit facility, which were capitalized and are being amortized as interest expense over the remaining term of the credit facility.
Revenue Recognition
Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Gaming revenues represent net gaming wins, which is the difference between gaming wins and losses. Other operating revenues such as admissions, programs and concession revenues are recognized once delivery of the product or services has occurred.
Approximately 50% of the Company’s revenues for the year ended December 31, 2012 are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s racetracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
The Company retains as revenue a predetermined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned approximated 10% of handle for our Racing Operations segment and 20% of handle for our Online Business segment. The Company is subject to pari-mutuel and gaming taxes based on pari-mutuel and gaming revenues in the jurisdictions in which it operates. These taxes are recorded as an operating expense in the Consolidated Statements of Comprehensive Income.
Customer Loyalty Programs
The Company's customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program, which was introduced during the year ended December 31, 2012 to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned.  For the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned.  To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. For the Player’s Cub program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  As of December 31, 2012 and 2011, the outstanding reward point liability was $2.1 million and $2.6 million, respectively.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the years ended December 31, 2012, 2011 and 2010, promotional allowances of $21.5 million, $17.1 million and $9.4 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

$9.3 million, $6.5 million and $2.7 million, Gaming promotional allowances were $11.2 million, $8.7 million and $4.4 million, and Racing promotional allowances were $1.0 million, $2.0 million and $2.3 million, respectively. The estimated cost of providing promotional allowances is included in operating expenses for the years ended December 31, 2012, 2011 and 2010 and totaled $5.7 million, $4.5 million and $1.9 million, respectively.
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
Revenue from PSLs is recognized when the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a predetermined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.
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
Uncashed Winning Tickets
The Company’s policy for uncashed winning pari-mutuel tickets follows the requirements as set forth by each state’s pari-mutuel wagering laws. The Company will either remit uncashed pari-mutuel ticket winnings to the state according to the state’s escheat or pari-mutuel laws or will maintain the liability during the required holding period according to state law at which time the Company will recognize it as income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Insurance Recoveries
In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one accounting period and the amounts to be recovered are collected in a subsequent accounting period, management uses estimates and judgment to determine the amounts that are probable of recovery. Estimated losses, net of anticipated insurance recoveries, are recognized in the period the natural disaster occurs and the amount of the loss is determinable. To the extent that insurance proceeds received are less than the carrying value of the assets impaired, the proceeds are reported in the statement of cash flows as an investing activity. Insurance recoveries in excess of estimated losses are recognized when realizable and are reported in net earnings in the statement of cash flows as an operating activity.
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
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to the valuation of property and equipment, income tax liabilities, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which the Company operates, and to the aggregate costs for self-insured liability claims.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard became effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard during the year ended December 31, 2012, and there was no impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard for the year ended December 31, 2012. However, since the Company has no other components of comprehensive income, comprehensive income is the same as net earnings as presented in the accompanying Consolidated Statements of Comprehensive Income.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards ("IFRS") which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance became effective for interim and annual fiscal periods beginning after December 15, 2011. The Company adopted the standard for the year ended December 31, 2012, and there was no material impact on the Company’s consolidated financial statements.
NOTE 2—ACQUISITIONS AND NEW VENTURES
Riverwalk Casino Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its amended and restated credit facility.
During the year ended December 31, 2012, Riverwalk recognized revenues of $10.3 million and earnings from continuing operations of $2.0 million subsequent to its acquisition by the Company. The following table summarizes the fair values of the assets acquired and liabilities assumed, net of cash acquired of $9.4 million, at the date of the acquisition.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Total
Accounts receivable	$228
Prepaid expenses	589
Inventory	99
Other assets	282
Property and equipment	64,908
Goodwill	32,768
Other intangible assets	43,100
Total assets acquired	141,974
Accounts payable	552
Accrued expenses	5,234
Other liabilities	1
Total liabilities acquired	5,787
Purchase price, net of cash acquired	$136,187
The fair value of other intangible assets consists of the following (in thousands):

Slot gaming rights	$25,300
Customer relationships	10,300
Tradename	7,500
Total intangible assets	$43,100
Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated remaining useful lives of the related assets as follows: 3 to 5 years for computer hardware and software, 4 to 6 years for equipment, 4 to 6 years for furniture and fixtures, 40 years for buildings and 8 to 22 years for building improvements. Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Intangible assets include customer relationships valued at $10.3 million with a life of 6 years. Slot gaming rights and tradename are determined to have indefinite lives and are not being amortized.
Goodwill of $32.8 million was recognized given the expected contribution of the Riverwalk acquisition to the Company's overall business strategy. The entire balance of goodwill has been allocated to the Gaming business segment. The Company expects to deduct goodwill for tax purposes.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Monroe, Ohio.
Through the joint venture agreement, the Company and DNC have formed a new company, MVG, which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. The Company and DNC will contribute up to $80.0 million in capital contributions to MVG. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder to be funded through a $50.0 million note payable over a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence.
Construction began in December 2012 on the new gaming and racing facility in Monroe, Ohio. The new facility is expected to open during the first quarter of 2014, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, featuring up to 2,500 VLTs on the 120-acre site. MVG will invest approximately $215.0 million in the new facility, including the $50.0 million license fee payable to the Ohio Lottery Commission. During the year ended December 31, 2012, the Company funded $19.9 million in initial capital contributions to the joint venture.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Bluff Media Acquisition
During February 2012, the Company completed the acquisition of the assets of Bluff, a multimedia poker content brand and publishing company. Bluff’s assets include the poker periodical, BLUFF Magazine; BLUFF Magazine’s online counterpart, BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. Bluff also publishes Fight! Magazine, a premier mixed martial arts magazine and its online counterpart, FightMagazine.com. In addition to the Company’s intention to further expand and build upon Bluff’s current content and business model, the Company believes this acquisition potentially provides it with new business avenues to pursue in the event there is a liberalization of state or federal laws with respect to Internet poker in the United States.
The Company completed its acquisition of Bluff for cash consideration of $6.7 million and contingent consideration of $2.5 million based on the probability of the enactment of federal or state enabling legislation which permits Internet poker gaming during the five year period after acquisition. The contingent consideration was estimated at $2.3 million. Any changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in earnings in the period the estimated fair value changes. Since the transaction did not have a material impact on the Company’s consolidated financial statements, additional disclosure was not deemed necessary. See Note 16 for further discussion of the fair value measurement.
Pro Forma
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Riverwalk as of the beginning of 2011. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger with Riverwalk been consummated at the beginning of 2011.

	Year Ended December 31,
	2012	2011
Net revenues	$777,746	$741,233
Earnings from continuing operations	$63,790	$66,237
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$3.71	$3.91
Diluted:
Earnings from continuing operations	$3.65	$3.87
Shares used in computing earnings from continuing operations per common share:
Basic	17,047	16,638
Diluted	17,475	17,125
Pro forma results exclude the effect of the acquisition of Bluff, which did not have a material impact on the Company's consolidated financial statements.
NOTE 3—DISCONTINUED OPERATIONS
Hoosier Park Consideration
In accordance with the Company’s sale of its ownership interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) during 2007, the Company received a promissory note (the “Note”) in the amount of $4.0 million plus interest. The Partnership Interest Purchase Agreement documenting such sale to Centaur also included a contingent consideration provision whereby the Company was entitled to payments of up to $15 million on the date which is eighteen months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, the Company did not recognize the contingent consideration at the date of sale.
On October 1, 2011, the Company received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, the Company also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which was recognized as a gain in discontinued operations during the year ended December 31, 2011.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2010, the Company recognized a gain on sale of $4.4 million upon the expiration of the indemnity agreement described in the previous paragraph. During the year ended December 31, 2011, we recorded an additional gain of $0.4 million from the expiration of the final indemnity associated with the Hollywood Park sale.
Dissolution of Churchill Downs Entertainment Group ("CDE")
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
Financial Information
CDE, Hollywood Park, Ellis Park and Hoosier Park have been accounted for as discontinued operations. Accordingly, the results of operations of the dissolved and sold businesses for all periods presented and the gains (losses) on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Net revenues	$—	$—	$6,375
Operating expenses	—	12	13,081
Selling, general and administrative expenses	—	(11)	2,372
Operating loss	—	(1)	(9,078)
Other expense	(2)	—	(79)
Loss from operations before income tax benefit	(2)	(1)	(9,157)
Income tax benefit	1	—	3,330
Loss from operations	(1)	(1)	(5,827)
Gain on sale of assets, net of income taxes	—	3,561	2,623
Net (loss) gain	$(1)	$3,560	$(3,204)

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 4—NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. As of December 31, 2012, the Company has recorded a reduction of property and equipment of $0.6 million. The Company is currently working with its insurance carriers to finalize its claim and received $1.1 million during the year ended December 31, 2012. The Company recognized insurance recoveries, net of losses of $0.5 million during the year ended December 31, 2012. The Company received an additional $0.4 million from its insurance carriers during 2013, and will recognize insurances recoveries, net of losses of $0.4 million as a component of operating income during the three months ended March 31, 2013.
Mississippi River Flooding
As a result of the Mississippi River flooding during 2011, the Company temporarily ceased operations at Harlow’s Casino Resort & Spa (“Harlow’s”) on May 6, 2011, and the Board of Mississippi Levee Commissioners ordered the closure of the Mainline Mississippi River Levee on May 7, 2011. On May 12, 2011, the property sustained damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, Harlow’s resumed casino operations with temporary dining facilities. During December 2012 and January 2013, the Company completed the renovation and improvement projects, which included a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.
The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of December 31, 2012, the Company has recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, the Company received $3.5 million from its insurance carriers in partial settlement of its claim. This amount has been included as insurance recoveries, summarized below, for the year ended December 31, 2012. In addition, the Company finalized its claim with its insurance carriers and received $12.0 million during the year ended December 31, 2012. The Company recognized insurance recoveries, net of losses, of $5.0 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and it does not expect to receive additional funds or recognize additional income from the claim.
Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of December 31, 2012, the Company has recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. Approximately $0.4 million of insurance recoveries received were recorded as a reduction of selling, general and administrative expenses against losses related to the interruption of business caused by the wind damage during the year ended December 31, 2011. The Company received an additional $3.4 million from its insurance carriers during the year ended December 31, 2012. The Company recognized insurance recoveries, net of losses, of $1.5 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and it does not expect to receive additional funds or recognize additional income from the claim.
Financial Information
The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Consolidated Statements of Comprehensive Income. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2012 and 2011, respectively, (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Year Ended December 31, 2012
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Gaming	$12,331	$(18,856)	$(6,525)
Racing	$644	$(1,125)	$(481)
Total	$12,975	$(19,981)	$(7,006)

Year Ended December 31, 2011
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Gaming	$603	$(1,000)	$(397)
Racing	$425	$(1,000)	$(575)
Total	$1,028	$(2,000)	$(972)

NOTE 5—ACCOUNTS RECEIVABLE
The Company's accounts receivable at December 31, 2012 and 2011 is comprised of the following (in thousands):

	2012	2011
Simulcast and ADW receivables	$18,210	$11,671
Trade receivables	19,294	18,826
PSL and hospitality receivables	8,335	8,291
Other receivables	3,198	13,393
	49,037	52,181
Allowance for doubtful accounts	(1,885)	(2,408)
	$47,152	$49,773
During the year ended December 31, 2012, the Company received insurance proceeds of $7.8 million related to natural disasters at Harlow's which were included in other receivables at December 31, 2011. See Note 4 for a discussion of natural disasters.
During each of the years ended December 31, 2012 and 2011, the Company recognized $0.9 million of bad debt expense in its Online Business segment associated with customer wagering on TwinSpires.com.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following (in thousands):

	2012	2011
Land	$115,887	$104,130
Grandstands and buildings	413,896	364,823
Equipment	180,452	155,194
Furniture and fixtures	45,810	38,280
Tracks and other improvements	92,197	80,785
Construction in progress	7,793	4,548
	856,035	747,760
Accumulated depreciation	(313,153)	(270,404)
	$542,882	$477,356
Depreciation expense was approximately $44.4 million, $43.3 million and $36.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is classified in operating expenses in the Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2012, the Company began an assessment of potential alternative uses to its Trackside training facility at Churchill Downs. As such, the Company reviewed the useful lives of assets at this facility and commenced accelerated depreciation on certain of its long-term assets, resulting in additional depreciation expense of $0.9 million during the year ended December 31, 2012 related to this facility. The Company has determined that no impairment has occurred for these assets as of December 31, 2012.
NOTE 7—GOODWILL
Goodwill of the Company at December 31, 2012 and 2011 is comprised of the following (in thousands):

	Racing Operations	Gaming	On-line Business	Other Investments	Total
Balance as of December 31, 2010	$50,400	$35,082	$127,787	$1,259	$214,528
Additions	—	(393)	(423)	—	(816)
Balance as of December 31, 2011	50,400	34,689	127,364	1,259	213,712
Reclassifications	1,259	—	—	(1,259)	—
Additions	—	32,768	—	3,934	36,702
Balance as of December 31, 2012	$51,659	$67,457	$127,364	$3,934	$250,414
During the year ended December 31, 2012, the Company reclassified goodwill between Other Investments and Racing Operations related to CDSP, one of its other investments, which was merged into Racing Operations during 2012. In addition, the Company recorded goodwill of $32.8 million and $3.9 million related to the Riverwalk and Bluff acquisitions, respectively.
During the year ended December 31, 2011, the Company reduced goodwill by $0.8 million related to the resolution of the working capital calculation with its Harlow’s acquisition and the adjustment of certain deferred income tax assets and liabilities associated with its Harlow’s and Youbet acquisitions.
The Company performed its annual goodwill impairment analysis for the year ended December 31, 2012 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis included an assessment of certain qualitative factors including but not limited to macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment included the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the annual goodwill impairment analysis for the years ended December 31, 2012 and 2011, the Company concluded that goodwill had not been impaired. There was no impact on the Company's consolidated financial statements as a result of adopting the standard.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 8—OTHER INTANGIBLE ASSETS
The Company’s other intangible assets are comprised of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets
Favorable contracts	$11,000	$(3,613)	$7,387	$11,000	$(2,966)	$8,034
Customer relationships	57,900	(24,594)	33,306	47,280	(16,344)	30,936
Slots gaming license	2,250	(1,125)	1,125	2,250	(1,125)	1,125
Other	4,079	(267)	3,812	4,059	(237)	3,822
	$75,229	$(29,599)	45,630	$64,589	$(20,672)	43,917
Indefinite-lived intangible assets
Slots gaming rights			70,390			45,089
Trademarks			23,397			11,297
Illinois Horseracing Equity Trust			3,307			3,307
Other			417			217
Total			$143,141			$103,827
Amortization expense for definite-lived intangible assets was approximately $11.2 million, $11.9 million and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is classified in operating expenses. The Company submitted payments of $2.3 million for each of the years ended December 31, 2012 and 2011 respectively, for annual license fees for Calder Casino. Payments are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of state gaming licenses in Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.
During the year ended December 31, 2012, the Company recorded other definite-lived intangible assets of $10.3 million and indefinite-lived intangible assets of $32.8 million related to the Riverwalk acquisition. In addition, the Company recorded other definite-lived intangible assets of $0.3 million and indefinite-lived intangible assets of $4.8 million related to the Bluff acquisition.
Future estimated amortization expense does not include additional payments of $2.3 million in 2013 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid. Future estimated aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2013	$9,743
2014	$8,731
2015	$7,821
2016	$6,697
2017	$6,697

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 9—INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	2012	2011	2010
Current provision:
Federal	$21,180	$16,918	$(1,620)
State and local	2,351	3,423	1,211
Foreign	(38)	(149)	116
	23,493	20,192	(293)
Deferred:
Federal	8,292	12,798	9,464
State and local	1,367	1,299	(830)
	9,659	14,097	8,634
	$33,152	$34,289	$8,341
The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2012	2011	2010
Federal statutory tax on earnings before income taxes	$32,000	$33,280	$9,765
State income taxes, net of federal income tax benefit	2,190	3,283	299
Non-deductible lobbying and contributions	946	517	439
Tax credits and incentives	(494)	(775)	(36)
Non-deductible transaction costs	—	—	531
Tax adjustments	(1,093)	(434)	(1,960)
Accruals and settlements related to tax audits	(686)	(426)	(853)
Valuation allowance	—	105	—
Change in effective state tax rates	197	(714)	32
Other permanent differences	92	(547)	124
	$33,152	$34,289	$8,341
During 2003, the Company entered into a Tax Increment Financing (“TIF”) Agreement with the Commonwealth of Kentucky. Pursuant to this agreement, the Company is entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from its 2005 renovation of the Churchill facility. During 2011, the Company resolved uncertainties with the Commonwealth of Kentucky related to the computation of the tax increase and the Company recognized a $3.1 million reduction of its operating expenses related to the years 2005 through 2011. In addition, the Company recognized a $1.2 million reduction in its income tax expense, net of federal taxes, related to the years 2005 through 2011. During 2012, the Company recognized an additional $0.7 million reduction to its operating expenses and $0.5 million reduction to its income tax expense, net of federal taxes, from the Commonwealth of Kentucky. As of December 31, 2012, the Company has received $3.1 million of combined benefits and has recorded a sales tax receivable of $1.6 million and an income tax receivable of $1.0 million related to the reimbursement.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

During 2005 and 2006, the Company received approximately $22.9 million of proceeds related to the sale of personal seal licenses ("PSLs") sold in connection with the renovation of Churchill Downs. The PSLs that were sold included those with terms of 30 years and 5 years and provided the purchaser the right to purchase tickets to the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races each year during the term of the license. Accordingly, for tax purposes, the Company deferred the income for the PSLs over the respective terms of the licenses.
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
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation plans	$12,022	$11,054
Deferred income	8,396	7,656
Allowance for uncollectible receivables	281	412
Deferred liabilities	4,239	5,294
Net operating losses and credit carryforward	20,749	25,828
Other	—	189
Deferred tax assets	45,687	50,433
Valuation allowance	(1,334)	(1,487)
Net deferred tax asset	44,353	48,946
Deferred tax liabilities:
Intangible assets in excess of tax basis	18,725	17,762
Property and equipment in excess of tax basis	40,175	38,009
Other	1,874	—
Deferred tax liabilities	60,774	55,771
Net deferred tax liability	$(16,421)	$(6,825)
Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$8,227	$8,727
Net non-current deferred tax liability	(24,648)	(15,552)
	$(16,421)	$(6,825)
As of December 31, 2012, the Company had federal net operating losses of $16.2 million, which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses is limited on an annual basis pursuant to IRC § 382. However, the Company believes that it will be able to fully utilize all of these losses. In addition, the Company has $4.3 million of state net operating losses; $2.2 million of this loss carryforward was acquired in conjunction with the acquisition of Youbet.com. These losses may be subject to annual limitations similar to IRC § 382. The Company has recorded a valuation allowance of $1.0 million against the state net operating losses due to the fact that it is unlikely that it will generate income in certain states, which is necessary to utilize the assets.
The changes in the valuation allowance for deferred tax assets for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	2012	2011
Balance at beginning of the year	$1,487	$1,381
Charged to costs and expenses	—	106
Charged to comprehensive income	—	—
Charged to other accounts	33	—
Deductions	(186)	—
Balance at end of the year	$1,334	$1,487
As of December 31, 2012, the Company had approximately $8.6 million of total gross unrecognized tax benefits, excluding interest. If these benefits were recognized, there would be a $0.9 million effect to the annual effective tax rate. The uncertain tax positions include $7.2 million gross tax benefit resulting from the taxation on the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds recognized by the Company during 2011 as further described in Note 17. The tax expense associated with these proceeds was recognized during 2011. The Company anticipates a decrease in its unrecognized tax positions of approximately $8.0 million during the next twelve months. The Company currently has a deposit on account that would cover a significant portion of this liability in the event that the unrecognized tax positions were not sustained. This anticipated decrease is primarily due to the settlements under audit and the expiration of statutes of limitations.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which has been recorded as an other asset as of December 31, 2012. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations. See Note 17 for further discussion of this matter.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance as of January 1	$2,109	$2,926	$2,967
Additions for tax positions related to the current year	—	—	585
Additions for tax positions of prior years	7,390	—	—
Reductions for tax positions of prior years	(934)	(817)	(626)
Balance as of December 31	$8,565	$2,109	$2,926
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company accrued approximately $0.2 million of interest for each of the years ended December 31, 2012 and 2011.
NOTE 10—SHAREHOLDERS’ EQUITY
On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders, after receiving advice from one or more investment banking firms (a “Qualifying Offer”) ), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50)% or more of the

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

outstanding common stock, the Board may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).
NOTE 11—EMPLOYEE BENEFIT PLANS
The Company has a profit-sharing plan that covers all employees, not otherwise participating in an associated profit-sharing plan, with three months or more of service. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation and will also match, at 50%, contributions made by the employee up to an additional 2% of compensation with certain limits. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. The Company’s cash contribution to the plan for the years ended December 31, 2012, 2011 and 2010 was approximately $1.8 million, $1.7 million and $1.3 million, respectively.
The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2012, 2011 and 2010 was approximately $0.6 million, $0.6 million and $0.5 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.
The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 12—TOTAL DEBT
The following table presents our total debt outstanding at December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Total long-term debt:
$375 million revolving credit facility	$—	$125,000
Swing line of credit	—	2,563
Total long-term debt	—	127,563
Current maturities of long-term debt:	—	—
$375 million revolving credit facility	205,000	—
Swing line of credit	4,728	—
Current maturities of long-term debt	209,728	—
Total debt	$209,728	$127,563
On November 1, 2010, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Credit Facility”), which amended certain provisions of the Credit Facility and provided for the exercise of the accordion feature whereby the maximum aggregate commitment was increased from $275 million to $375 million. Additionally, the Credit Facility reduced the pricing schedule for outstanding borrowings by 37.5 basis points and commitment fees by 5 basis points across all leverage pricing levels. The guarantors under the Credit Facility continue to be a majority of the Company’s wholly-owned subsidiaries. The Company incurred loan origination costs of approximately $0.5 million in connection with the Credit Facility, which were capitalized and amortized as interest expense over the remaining term of the Credit Facility. The Credit Facility terminates on December 22, 2013. During 2013, we expect to enter into a new, long-term revolving credit facility which we anticipate will provide sufficient capital resources and liquidity to satisfy our operating needs for the next twelve months.
Generally, borrowings made pursuant to the Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.625% to 3.125% depending on certain of the Company’s financial ratios. In addition, under the Credit Facility, we agreed to pay a commitment fee at rates that range from 0.25% to 0.45% of the available aggregate commitment, depending on the Company’s leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2012 and 2011 was 1.87% and 2.19%, respectively.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates.  The covenants permit the Company to use proceeds of the credit extended under the Credit Facility for general corporate purposes and acquisition needs.  The Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated EBITDA to consolidated interest expense) that is greater than 3.5 to 1.0; (ii) not to permit the leverage ratio (i.e., consolidated funded indebtedness to consolidated EBITDA) to be greater than 3.25 to 1.0; and (iii) to maintain consolidated net worth (with certain exceptions) of not less than the sum of (x) $350,000,000, (y) 50% of consolidated net income earned in each fiscal year beginning with the Company’s fiscal year ended December 31, 2009 and (z) 100% of the net proceeds of any future debt and equity offerings. Substantially all of the Company’s assets continue to be pledged as collateral under the Credit Facility. During the year ended December 31, 2012, there were no material changes in our commitments to make future payments or in our contractual obligations. As of December 31, 2012, we were in compliance with the debt covenants of the Credit Facility. As of December 31, 2012, we had $159 million of borrowing capacity under the Credit Facility.
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
The Company recorded gains related to the long put option and the short call option in the amount of $0.8 million during the year ended December 31, 2010.
Future aggregate maturities of total debt are as follows (in thousands):

Year Ended December 31,
2013	$209,728
2014	—
2015	—
2016	—
Thereafter	—
Total	$209,728
NOTE 13—OPERATING LEASES
The Company has one operating lease agreement for an Arlington OTB, which expires in 2013. Arlington operates an additional seven OTBs within existing, non-owned Illinois restaurants under licensing agreements with varying payment terms, including payment contingent on handle. The Company has ten operating lease agreements for Fair Grounds OTBs, which expire in various years from 2013 through 2021. Finally, the Company has an operating lease agreement for its corporate offices which expires in 2023.
Future minimum operating lease payments are as follows, not including the variable portion of contingent leases and Arlington’s contingent licensing agreements (in thousands):

Year Ended December 31,
2013	$8,079
2014	6,314
2015	5,680
2016	3,884
2017	2,755
Thereafter	7,024
Total	$33,736

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The Company also leases totalizator equipment, audio/visual equipment and operates certain facilities that are partially contingent on handle, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalizator equipment, audio/visual equipment, gaming equipment, land and facilities, was approximately $3.6 million, $2.5 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $18.4 million, $19.9 million and $19.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The reduction in total rent expense during 2012 reflects a migration in the Company's Racing Operations from totalizator services performed by a third-party to services provided by United Tote.
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
In accordance with the Company LTIP, participants earn performance share awards over a five year period (2008 through 2012) that are paid in either cash or stock of the Company, at the discretion of the Company, based on performance targets achieved by the Company as well as the participant. Performance targets of the Company are predetermined Company EBITDA (defined as earnings before interest, taxes, depreciation and amortization) goals for each year during the term of the Company LTIP. Performance targets of the participants are defined as substantial contributions to the performance and strategic improvement of the Company. During the first quarter subsequent to each plan year during the term of the Company LTIP, performance share awards denominated in either cash or stock are awarded to participants based on assessment of the achievement of performance targets. Such awards have varying service conditions and vest on a quarterly basis. The Company awarded the final performance share awards under the Company LTIP related to the 2011 and 2012 LTIP years during the three months ended March 31, 2013. The Company expects to adopt similar forms of incentive compensation for named executive officers during 2013. The proposed new incentives, which are expected to be awarded during 2013, will consist of performance and service-based restricted stock grants, which will vest upon the achievement of certain triggering events.
During the year ended December 31, 2012, the performance targets of the Company LTIP were achieved for the 2011 and 2012 plan years. Compensation expense of $6.4 million was recognized for the 2011 and 2012 plan awards, which were awarded during the three months ended March 31, 2013 .
During the year ended December 31, 2011, the performance targets of the Company LTIP were achieved for the 2010 plan year. Compensation expense of $4.2 million was recognized for the 2010 plan award, which was awarded through a restricted stock grant made during the year ended December 31, 2012.
During the year ended December 31, 2010, the performance target of the Company LTIP was achieved for the 2009 plan year. Compensation expense of $1.9 million was recognized for the 2009 plan award, which was awarded through a restricted stock grant made during the year ended December 31, 2011.
NOTE 15—SHARE-BASED COMPENSATION PLANS
As of December 31, 2012, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards, granted LTIP awards and stock options associated with an employee stock purchase plan, was $7.6 million, $5.5 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Activity for stock options granted by the Company during the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2009	209	$36.39
Granted	188	$35.22
Exercises	(4)	$27.75
Cancelled/forfeited	(33)	$33.31
Balance, December 31, 2010	360	$36.36
Granted	—	$—
Exercises	(6)	$27.23
Cancelled/forfeited	—	$—
Balance, December 31, 2011	354	$36.52
Granted	—	$—
Exercises	(153)	$36.80
Cancelled/forfeited	—	$—
Balance, December 31, 2012	201	$36.30
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
Under Mr. Evans’ previous employment agreement, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006. During 2012, Mr. Evans exercised options for 130,000 shares of the Company's common stock which were granted at $36.16, for common stock at stock prices ranging from $57.36 to $60.05.
During the years ended December 31, 2012 and 2011, no stock options were granted. The weighted fair market value of stock options granted during 2010 was $13.65 per share. In determining the estimated fair value of the Company’s stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

2010
Risk-free interest rate	1.57%
Dividend yield	1.42%
Volatility factors of the expected market price for common stock	44.35%
Weighted average expected life of options	6.3 years

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012 (in thousands, except contractual life and per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2012	161	4.0	$36.57	$29.88	$4,797
Options outstanding and unvested at December 31, 2012	40	4.1	$35.24	$31.21	$1,260

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2012 of $66.45 per share exceeded the weighted average exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $0.1 million and $38 thousand, respectively. Cash received from stock option exercises totaled $3.4 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
At December 31, 2011, there were 251 thousand options exercisable with a weighted average exercise price of $37.05.
A summary of the status of the Company’s nonvested stock options as of December 31, 2012, and changes during the year ended December 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	103	$13.67
Granted	—	—
Vested	(63)	$13.65
Cancelled/Forfeited	—	—
Nonvested at end of year	40	$13.69
As of December 31, 2012, there was $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of shares vested during the year ended December 31, 2012 was $0.9 million.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans. Mr. Evans received (i) 45,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, and (ii) 81,250 restricted stock shares, vesting quarterly over 6.0 years. On January 20, 2012, 15,000 of Mr. Evans’ restricted shares, with vesting contingent upon the Company’s stock price, vested based on a closing stock price in excess of $50 per share for twenty consecutive trading days. On October 22, 2012, an additional 15,000 of Mr. Evans’ restricted shares, with vesting contingent upon the Company’s stock price, vested based on a closing stock price in excess of $60 per share for twenty consecutive trading days.
Under a previous employment agreement with Robert L. Evans, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards. On January 29, 2013, 22,500 of Mr. Evans’ restricted shares, with vesting contingent upon the Company’s stock price, vested based on a closing stock price in excess of $65 per share for twenty consecutive trading days. On April 10, 2012, 22,500 of Mr. Evans’ restricted shares, with vesting contingent upon the Company’s stock price, vested based on a closing stock price in excess of $55 per share for twenty consecutive trading days.
Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands, except per common share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2009	186	$43.52
Granted	222	$36.02
Vested	(73)	$41.51
Cancelled/forfeited	(1)	$45.35
Balance, December 31, 2010	334	$38.96
Granted	156	$42.95
Vested	(70)	$42.21
Cancelled/forfeited	(1)	$35.81
Balance, December 31, 2011	419	$40.01
Granted	182	$51.99
Vested	(221)	$44.77
Cancelled/forfeited	(1)	$39.12
Balance, December 31, 2012	379	$42.97
As of December 31, 2012, there was $4.9 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 2.3 years.
As of December 31, 2012, employees of the Company held 60,000 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares). In September 2010 and June 2007, 45,000 and 90,000 restricted performance-based shares were granted, respectively. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis. The grant date fair value of these shares was $35.19 and $49.80, respectively, per share for a total value of $1.6 million and $4.5 million. The related expense is being recognized ratably over the implicit service period derived through the lattice-based valuation of the awards, which was deemed to be a weighted average period of 2.3 years from the grant date. Assumptions used in this valuation included an annual volatility factor of 40.2%

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

and an annual dividend yield of 1.1%.
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
Under the Employee Stock Purchase Plan, the Company sold approximately nineteen thousand shares of common stock to employees pursuant to options granted on August 1, 2011, and exercised on July 31, 2012. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2012, can only be estimated because the 2012 plan year is not yet complete. The Company’s estimate of options granted in 2012 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2011 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2012. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company's assets and liabilities measured at fair value at December 31, 2012 and 2011 (in thousands):

	Fair Value
	Hierarchy	December 31, 2012	December 31, 2011
Cash equivalents and restricted cash	Level 1	$39,033	$44,141
Contingent consideration liability	Level 3	$(2,331)	$—
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate for the acquisition date fair value of the contingent consideration used an income approach and was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company's Consolidated Statements of Comprehensive Income. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring basis.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.
Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates. Long-Term Debt represents a Level 2 fair value measurement.
The following table presents the Company’s assets that were measured at fair value on a non-recurring basis (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
During the years ended December 31, 2012 and 2011, the Company did not measure any assets at fair value on a non-recurring basis.
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
Illinois Department of Revenue
In October of 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset at December 31, 2012. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company's motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP's motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court's assertion of jurisdiction over the dispute. The case will now move forward in the Simpson County Circuit Court.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
On June 12, 2009, the Illinois riverboat casinos filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against former Governor Rod Blagojevich, Friends of Blagojevich and others, including Arlington (Empress Casino Joliet Corp. v. Blagojevich, 2009 CV 03585). While the riverboat casinos alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) against certain of the defendants, Arlington was not named in the RICO count, but rather was named solely in a count requesting that the monies paid by the riverboat casinos pursuant to Public Acts 94-804 and 95-1008 be held in a constructive trust for the riverboat casinos’ benefit and ultimately returned to the casinos. Following several lower court rulings, on March 2, 2011, a three member panel of the Seventh Circuit Court of Appeals reversed the trial court’s dismissal. We requested the Seventh Circuit Court of Appeals to rehear the matter en banc, which hearing was held on May 10, 2011. On July 8, 2011, the Seventh Circuit Court of Appeals issued a thirty-day stay of dissolution of the temporary restraining order ("TRO") to allow the casinos to request a further stay of dissolution of the TRO pending their petition for certiorari to the United States Supreme Court. On August 5, 2011, the United States Supreme Court denied an application by the Casinos to further stay the dissolution of the TRO. On August 9, 2011, the stay of dissolution expired and the TRO dissolved, which terminated the restrictions on the Company’s ability to access funds from the HRE Trust Fund held in the escrow account. Public Act 94-804 expired in May 2008 and Public Act 95-1008 expired on July 18, 2011, the date the tenth Illinois riverboat license became operational.
Arlington filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774) challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. On October 1, 2012, the Illinois Supreme Court denied Arlington's petition for leave to appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne filed its reply brief on July 27, 2012. Oral arguments on Hawthorne's appeal before the Illinois First District Court of Appeals were heard on November 1, 2012 and during November 2012, the First District Court of Appeals ruled against Hawthorne.
We received $45.4 million from the HRE Trust Fund, of which $26.1 million was designated for Arlington purses. We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing.
Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions of summary judgment in November and December 2012, respectively, and replies were filed in January 2013.

There are no other material pending legal proceedings.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 18—EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$58,277	$60,795	$19,557
Earnings from continuing operations allocated to participating securities	(519)	(1,103)	(330)
Numerator for basic earnings from continuing operations per common share	$57,758	$59,692	$19,227
Numerator for basic earnings per common share:
Net earnings	$58,276	$64,355	$16,353
Net earnings allocated to participating securities	(519)	(1,180)	(237)
Numerator for basic net earnings per common share	$57,757	$63,175	$16,116
Numerator for diluted earnings from continuing operations per common share:
Earnings from continuing operations	$58,277	$60,795	$19,557
Interest expense on participating securities	—	—	136
Numerator for diluted earnings from continuing operations per common share	$58,277	$60,795	$19,693
Numerator for diluted earnings per common share:
Net earnings	$58,276	$64,355	$16,353
Interest expense on participating securities	—	—	136
Numerator for diluted earnings per common share	$58,276	$64,355	$16,489
Denominator for net earnings per common share:
Basic	17,047	16,638	15,186
Plus dilutive effect of stock options and restricted stock	233	118	27
Plus dilutive effect of participating securities and convertible note	195	369	453
Diluted	17,475	17,125	15,666
Earnings (loss) per common share:
Basic
Earnings from continuing operations	$3.39	$3.59	$1.27
Discontinued operations	—	0.21	(0.21)
Net earnings	$3.39	$3.80	$1.06
Diluted
Earnings from continuing operations	$3.34	$3.55	$1.26
Discontinued operations	—	0.21	(0.21)
Net earnings	$3.34	$3.76	$1.05
Options to purchase approximately 18 thousand shares and 112 thousand shares for each of the years ended December 31, 2011 and 2010 were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.
NOTE 19—SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington") and its ten OTBs, Calder Race Course ("Calder") and Fair Grounds Race Course ("Fairgrounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s, Riverwalk and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers over 20 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income, EBITDA or cash flows.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1. The table below presents information about reported segments for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues from external customers:
Churchill Downs	$124,255	$121,886	$119,144
Arlington	69,077	69,694	71,851
Calder	64,566	62,715	71,302
Fair Grounds	44,190	44,625	46,025
Total Racing Operations	302,088	298,920	308,322
Calder Casino	77,864	82,819	65,211
Fair Grounds Slots	42,881	41,553	40,432
VSI	35,433	35,052	33,971
Harlow’s Casino	56,604	53,205	2,659
Riverwalk Casino	10,330	—	—
Total Gaming	223,112	212,629	142,273
Online Business	183,279	165,416	121,407
Other Investments	22,872	19,563	13,202
Corporate	1,032	326	141
Net revenues from external customers	$732,383	$696,854	$585,345
Intercompany net revenues:
Churchill Downs	$5,592	$5,088	$3,850
Arlington	4,712	3,725	3,009
Calder	1,583	2,307	1,875
Fair Grounds	1,270	1,164	968
Total Racing Operations	13,157	12,284	9,702
Online Business	836	786	676
Other Investments	3,466	2,015	592
Eliminations	(17,459)	(15,085)	(10,970)
Net revenues	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010
Reconciliation of operating income to net earnings:
Racing Operations	$29,905	$24,918	$15,213
Gaming	45,602	35,180	12,282
Online Business	32,208	28,360	10,467
Other Investments	(3,738)	(2,790)	200
All Other	(7,225)	(4,658)	(6,596)
Total operating income	96,752	81,010	31,566
Other income (expense), net	(5,323)	14,074	(3,668)
Income tax provision	(33,152)	(34,289)	(8,341)
Earnings from continuing operations	58,277	60,795	19,557
Discontinued operations, net of income taxes	(1)	3,560	(3,204)
Net earnings and comprehensive income	$58,276	$64,355	$16,353

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company's reported segments for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Online Business	$(1,413)	$(1,198)	$(866)
Other Investments	(288)	85	295
	$(1,701)	$(1,113)	$(571)
The tables below present total asset information about reported segments as of December 31, 2012 and 2011 and capital expenditures for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	As of December 31,
	2012	2011
Total assets:
Racing Operations	$659,175	$509,133
Gaming	225,872	242,174
Online Business	184,638	183,397
Other Investments	44,652	13,318
	$1,114,337	$948,022

	Year Ended December 31,
	2012	2011	2010
Capital expenditures, net:
Racing Operations	$14,027	$7,484	$35,295
Gaming	14,524	7,490	17,978
Online Business	4,427	2,774	5,995
Other Investments	8,320	4,919	2,684
	$41,298	$22,667	$61,952
During the year ended December 31, 2012, the Company incurred $3.7 million of capital expenditures for its corporate office relocation, which is included in Other Investments.

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

See Note 12 for a discussion of a transaction with a shareholder during 2011.
Supplementary Financial Information — Results of Operations (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2012 and 2011 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$138,196	$270,816	$164,877	$158,494
Earnings from continuing operations	$1,354	$48,576	$5,973	$2,374
Discontinued operations, net of income taxes:
Loss from operations	$(1)	$—	$—	$—
Net earnings and comprehensive income	$1,353	$48,576	$5,973	$2,374
Net earnings per common share:
Basic:
Earnings from continuing operations	$0.08	$2.82	$0.34	$0.14
Discontinued operations	—	—	—	—
Net earnings	$0.08	$2.82	$0.34	$0.14
Diluted:
Earnings from continuing operations	$0.08	$2.77	$0.34	$0.14
Discontinued operations	—	—	—	—
Net earnings	$0.08	$2.77	$0.34	$0.14

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$131,554	$249,686	$166,349	$149,265
(Loss) earnings from continuing operations	$(3,186)	$39,990	$19,720	$4,271
Discontinued operations, net of income taxes:
Earnings (loss) from operations	$1	$—	$60	$(62)
Gain on sale of assets	$—	$157	$—	$3,404
Net (loss) earnings and comprehensive income	$(3,185)	$40,147	$19,780	$7,613
Net (loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(0.19)	$2.38	$1.17	$0.25
Discontinued operations	—	0.01	—	0.20
Net (loss) earnings	$(0.19)	$2.39	$1.17	$0.45
Diluted:
(Loss) earnings from continuing operations	$(0.19)	$2.36	$1.16	$0.25
Discontinued operations	—	0.01	0.01	0.19
Net (loss) earnings	$(0.19)	$2.37	$1.17	$0.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
We have excluded Riverwalk Casino and Hotel ("Riverwalk") from our assessment of internal controls over financial reporting as of December 31, 2012, because it was acquired by us in a business acquisition during 2012. Riverwalk is a wholly-owned subsidiary whose total assets were 13.4% and total revenues were 1.4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

(c)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2012. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2012,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2012, 2011 and 2010 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cve Income	63
		Consolidated Statements of Shareholders’ Equity	64
		Consolidated Statements of Cash Flows	65
		Notes to Consolidated Financial Statements	67
	(2)	Schedule II—Valuation and Qualifying Accounts	102

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	103
(b)		Exhibits	103
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

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans Chairman of the Board and Chief Executive Officer
February 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Evans	/s/ William E. Mudd	/s/ Ulysses L. Bridgeman
Robert L. Evans Chairman of the Board and Chief Executive Officer February 27, 2013 (Chairman of the Board and Principal Executive Officer)	William E. Mudd Executive Vice President and Chief Financial Officer February 27, 2013 (Principal Financial and Accounting Officer)	Ulysses L. Bridgeman February 27, 2013 (Director)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr. February 27, 2013 (Director)	Craig J. Duchossois February 27, 2013 (Director)	Richard L. Duchossois February 27, 2013 (Director)

/s/ Robert L. Fealy	/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.
Robert L. Fealy February 27, 2013 (Director)	Daniel P. Harrington February 27, 2013 (Director)	G. Watts Humphrey, Jr. February 27, 2013 (Director)

/s/ James F. McDonald	/s/ R. Alex Rankin	/s/ Darrell R. Wells
James F. McDonald February 27, 2013 (Director)	R. Alex Rankin February 27, 2013 (Director)	Darrell R. Wells February 27, 2013 (Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Allowance for doubtful accounts:
2012	$2,408	$—	$1,937	$(2,460)	$1,885
2011	$4,098	$—	$1,386	$(3,076)	$2,408
2010	$1,024	$1,221	$3,266	$(1,413)	$4,098

Description	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2012	$1,487	$33	$(186)	$1,334
2011	$1,381	$106	$—	$1,487
2010	$—	$1,381	$—	$1,381

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

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

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(c)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

	(d)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(e)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1995

	(f)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(g)	Form of Stockholder’s Agreement, dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

	(h)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

	(i)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

	(j)	Stock Redemption Agreement dated as of October 19, 2004, between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

	(k)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

Numbers	Description	By Reference To
(l)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(m)
Reinvestment Agreement dated as of September 23, 2005, among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company
Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(n)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(o)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2006

(p)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(q)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(r)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(s)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(t)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(u)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(v)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(w)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(x)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

(y)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

(z)	Offer letter to Rohit Thurkal effective May 19, 2009	Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

(aa)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

(bb)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

(cc)	Churchill Downs Incorporated Stock Option Agreement for 180,000 Options made as of September 27, 2010 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(hh) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

Numbers		Description	By Reference To
	(dd)	Employment Agreement dated as of March 21, 2011 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10(a) to Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

	(ee)	Employment Agreement dated as of October 10, 2011 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

	(ff)	Employment Agreement dated as of February 28, 2011 by and between Churchill Downs Incorporated and Alan K. Tse*	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

	(gg)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(ll) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

(hh)
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
Exhibit 10.1 to Current Report on Form 8-K filed March 5, 2012

	(ii)	Asset Purchase Agreement, dated as of March 1, 2012, between Miami Valley Gaming & Racing LLC; Lebanon Trotting Club, Inc.; Miami Valley Trotting, Inc.; Keith Nixon Jr. and John Carlo	Exhibit 10.2 to Current Report on Form 8-K filed March 5, 2012

	(jj)	Consulting Agreement dated as of June 26, 2012 by and between Churchill Downs Incorporated and Michael B. Brodsky	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

	(kk)	Transition and Separation Agreements dated as of April 10, 2012 by and between Churchill Downs Incorporated and Rohit Thurkal	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2012

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2012

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a—14(b))
Exhibit 32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012

*    Management contract or compensatory plan or arrangement.