Form 10-Q
period 2013-03-31
CHURCHILL DOWNS INC
filed 2013-04-24
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at April 19, 2013 was 17,964,041 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,288	$37,177
Restricted cash	33,727	38,241
Accounts receivable, net of allowance for doubtful accounts of $1,780 in 2013 and $1,885 in 2012	26,630	47,152
Deferred income taxes	8,227	8,227
Income taxes receivable	3,375	2,915
Other current assets	22,127	13,352
Total current assets	133,374	147,064
Property and equipment, net	539,238	542,882
Goodwill	250,414	250,414
Other intangible assets, net	140,131	143,141
Other assets	33,983	30,836
Total assets	$1,097,140	$1,114,337

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,516	$62,278
Bank overdraft	2,394	6,027
Purses payable	15,766	19,084
Accrued expenses	44,925	65,537
Current maturities of long-term debt	187,318	209,728
Deferred revenue	64,333	43,916
Total current liabilities	378,252	406,570
Other liabilities	21,513	21,030
Deferred revenue	18,587	17,794
Deferred income taxes	24,648	24,648
Total liabilities	443,000	470,042
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,964 shares issued at March 31, 2013 and 17,448 shares issued at December 31, 2012	283,496	274,709
Retained earnings	370,644	369,586
Total shareholders' equity	654,140	644,295
Total liabilities and shareholders' equity	$1,097,140	$1,114,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the three months ended March 31,
(Unaudited)
(in thousands, except per common share data)

	2013	2012
Net revenues
Racing	$27,813	$30,182
Gaming	72,089	59,336
Online	42,916	44,035
Other	5,255	4,643
	148,073	138,196
Operating expenses
Racing	41,120	42,988
Gaming	50,988	40,940
Online	30,362	30,151
Other	5,427	5,709
Selling, general and administrative expenses	17,558	16,199
Insurance recoveries, net of losses	(375)	(1,511)
Operating income	2,993	3,720
Other income (expense):
Interest income	10	18
Interest expense	(1,476)	(1,223)
Equity in losses of unconsolidated investments	(164)	(220)
Miscellaneous, net	7	33
	(1,623)	(1,392)
Earnings from continuing operations before provision for income taxes	1,370	2,328
Income tax provision	(311)	(974)
Earnings from continuing operations	1,059	1,354
Discontinued operations, net of income taxes:
Loss from operations	(1)	(1)
Net earnings and comprehensive income	$1,058	$1,353

Net earnings per common share data:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Weighted average shares outstanding:
Basic	17,209	16,903
Diluted	17,828	17,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited) (in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings and comprehensive income	$1,058	$1,353
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	15,035	13,807
Gain on asset disposition	(1)	(21)
Equity in loss of unconsolidated investments	164	220
Share-based compensation	3,363	1,924
Other	244	228
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	6,758	4,327
Accounts receivable	4,413	8,529
Other current assets	(8,970)	(7,280)
Accounts payable	(203)	(2,399)
Purses payable	(3,318)	209
Accrued expenses	(8,980)	(5,462)
Deferred revenue	37,378	38,782
Income taxes receivable and payable	(460)	110
Other assets and liabilities	234	782
Net cash provided by operating activities	46,715	55,109
Cash flows from investing activities:
Additions to property and equipment	(13,694)	(9,120)
Acquisition of business, net of cash	—	(6,630)
Investment in joint venture	(3,500)	(4,275)
Purchases of minority investments	(365)	(1,482)
Assumption of note receivable	—	(1,100)
Proceeds on sale of property and equipment	—	65
Proceeds from insurance recoveries	—	1,369
Change in deposit wagering asset	(2,244)	(1,675)
Net cash used in investing activities	(19,803)	(22,848)
Cash flows from financing activities:
Borrowings on bank line of credit	103,387	79,135
Repayments on bank line of credit	(125,796)	(98,936)
Change in bank overdraft	(3,633)	(3,241)
Payment of dividends	—	(10,110)
Repurchase of common stock	(1,007)	(268)
Common stock issued	53	391
Windfall tax benefit from share-based compensation	—	443
Loan origination fees	(49)	—
Change in deposit wagering liability	2,244	1,882
Net cash used in financing activities	(24,801)	(30,704)
Net increase in cash and cash equivalents	2,111	1,557
Cash and cash equivalents, beginning of period	37,177	27,325
Cash and cash equivalents, end of period	$39,288	$28,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31,
(Unaudited) (in thousands)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,004	$764
State tax credits	$1,298	$—
Income taxes	$26	$297
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$26,174	$5,110
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$—	$9,356
Liabilities assumed	$—	$(395)
Fair value of earn-out liability and accrued purchase price	$—	$(2,331)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
The Company’s revenues and earnings are seasonal in nature. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 56 live thoroughbred racing days during each of the first quarters of 2013 and 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. As of March 31, 2013 and December 31, 2012, the outstanding reward point liabilities was $2.1 million.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended March 31, 2013 and 2012, promotional allowances of $7.3 million and $4.4 million, respectively, were included as a reduction to arrive at net revenues. During those periods, Online Business promotional allowances were $2.4 million and $1.7 million, respectively. Gaming promotional allowances were $4.7 million and $2.5 million, respectively. Racing promotional allowances were $0.2 million for each period, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended March 31, 2013 and 2012 totaled $2.3 million and $1.2 million, respectively.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.
NOTE 2 — ACQUISITIONS AND NEW VENTURES
Oxford Casino Acquisition
On March 29, 2013, the Company announced that it had entered into a definitive purchase agreement to acquire Oxford Casino (“Oxford”) in Oxford, Maine in a transaction valued at approximately $160.0 million. The Company expects to finance the purchase price with borrowings under its revolving credit facility. The transaction is subject to receipt of all regulatory approvals, including securing a gaming license in Maine and other customary closing conditions. If certain closing conditions are not satisfied, the Company could be obligated to pay an $8.0 million termination fee. Closing is expected to occur during the fourth quarter of 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Riverwalk Casino Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed has been included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In accordance with accounting standards, the Company expects to complete the purchase price allocation no later than one year from the acquisition date.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Monroe, Ohio.
Through the joint venture agreement, the Company and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility.  The Company and DNC will contribute up to $80.0 million in equity contributions to MVG, with the remaining additional funding of approximately $132 million to be provided under each of the parties' existing credit facilities. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence or if a new gaming facility does not open within a 50 mile radius during the five year period from the closing date.
Construction began in December 2012 on the new gaming and racing facility in Monroe, Ohio on a 120-acre site. The new facility is expected to open during the first quarter of 2014, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, and approximately 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG will invest approximately $212.0 million in the new facility, which includes a $50.0 million license fee payable to the Ohio Lottery Commission. During the three months ended March 31, 2013, the Company funded $3.5 million in capital contributions to the joint venture.
Pro Forma
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Riverwalk as of the beginning of 2012. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger with Riverwalk been consummated at the beginning of 2012.

Three Months Ended March 31,
2012
Net revenues	$152,905
Earnings from continuing operations	$6,445
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$0.23
Diluted:
Earnings from continuing operations	$0.22
Shares used in computing earnings from continuing operations per common share:
Basic	16,903
Diluted	17,433

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.1 million from its insurance carriers in partial settlement of its claim. The Company is currently working with its insurance carriers to finalize its claim and during the three months ended March 31, 2013, the Company received an additional $0.4 million and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income.

NOTE 4 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 23% and 42%, respectively. The effective tax rate for the three months ended March 31, 2013 was less than the Federal statutory tax rate due to the benefit of state movie tax credits that were purchased during this period and the receipt of a state tax refund from 2008 that had not been recognized. The effective tax rate for the three months ended March 31, 2012 exceeded the Federal statutory tax rate due to state and local income taxes and certain expenses that are not deductible for tax purposes.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest in its tax provision related to uncertain income tax benefits, while penalties are accrued in selling, general and administrative expenses. As of March 31, 2013, the Company had accrued $0.2 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $8.8 million. If these benefits were recognized, there would be a $0.9 million effect to annual income tax expense.
The uncertain tax positions include $7.2 million gross tax benefit resulting from the taxation on the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds recognized by the Company during 2011. The tax expense associated with these proceeds was recognized during 2011. The Company anticipates a decrease in its unrecognized tax positions of approximately $8.0 million during the next twelve months. The Company currently has a deposit on account that would cover a significant portion of this liability in the event that the unrecognized tax positions were not sustained. This anticipated decrease is primarily due to the settlements under audit and the expiration of statutes of limitations.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology. This amount has been recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however, the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations.

NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis. In March 2013, the Company adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing will be acceptable for accessing a company's indefinite-lived intangible assets.
The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2013, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company assessed its goodwill and indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that fair value of its reporting units was greater than their carrying value, and as such, the Company was not required to calculate the fair value of its reporting units.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2013. Definite-lived and indefinite-lived intangible assets are summarized as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$75,229	$(32,609)	$42,620	$75,229	$(29,599)	$45,630
Indefinite-lived intangible assets	97,511	—	97,511	97,511	—	97,511
Total	$172,740	$(32,609)	$140,131	$172,740	$(29,599)	$143,141

NOTE 6 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value
	Hierarchy	March 31, 2013	December 31, 2012
Cash equivalents and restricted cash	Level 1	$34,591	$39,033
Contingent consideration liability	Level 3	$(2,331)	$(2,331)

The Company's cash equivalents and restricted cash, some of which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate for the acquisition date fair value of the contingent consideration used an income approach and was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring or non-recurring basis.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash Equivalents — The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.
Short-Term Debt — The carrying amounts of the Company’s borrowings under its line of credit agreements and other short-term debt approximates fair value, based upon current interest rates. Short-term debt represents a Level 2 fair value measurement.

NOTE 7- LONG-TERM INCENTIVE PLAN
During February 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and a careful risk assessment, in addition to the retention of key executives, the New Company LTIP offers long-term incentive compensation to the Company's named executive officers ("Grantees") as reported in the Company's schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
On March 21, 2013, the Grantees received 282,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days and 75,000 restricted shares of the Company's common stock vesting over four years. During the three months ended March 31, 2013, the Company recorded $0.4 million of compensation expense related to the New Company LTIP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator for basic earnings from continuing operations per common share
Earnings from continuing operations	$1,059	$1,354
Earnings from continuing operations allocated to participating securities	(24)	(24)
Numerator for basic earnings from continuing operations per common share	$1,035	$1,330
Numerator for basic earnings per common share
Net earnings	$1,058	$1,353
Net earnings allocated to participating securities	(24)	(24)
Numerator for basic net earnings per common share	$1,034	$1,329

Numerator for diluted earnings from continuing operations per common share	$1,059	$1,354

Numerator for diluted earnings per common share	$1,058	$1,353

Denominator for net earnings per common share:
Basic	17,209	16,903
Plus dilutive effect of stock options	222	222
Plus dilutive effect of participating securities	397	308
Diluted	17,828	17,433

Net earnings per common share:
Basic
Earnings from continuing operations and net earnings	$0.06	$0.08
Diluted
Earnings from continuing operations and net earnings	$0.06	$0.08

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — SEGMENT INFORMATION

The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington") and its ten off-track betting facilities ("OTBs"), Calder Race Course ("Calder") and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s, Riverwalk and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers over 25 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about the reported segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues from external customers:
Churchill Downs	$2,300	$2,550
Arlington	7,241	9,417
Calder	2,280	1,868
Fair Grounds	15,992	16,347
Total Racing Operations	27,813	30,182
Calder Casino	20,486	21,879
Fair Grounds Slots	12,364	12,031
VSI	9,761	9,563
Harlow's Casino	15,354	15,863
Riverwalk Casino	14,124	—
Total Gaming	72,089	59,336
Online Business	42,916	44,035
Other Investments	5,099	4,502
Corporate	156	141
Net revenues from external customers	$148,073	$138,196
Intercompany net revenues:
Churchill Downs	$189	$186
Arlington	137	556
Calder	13	10
Fair Grounds	833	747
Total Racing Operations	1,172	1,499
Online Business	213	206
Other Investments	902	750
Eliminations	(2,287)	(2,455)
Net revenues	$—	$—
Reconciliation of operating income to net earnings:
Racing Operations	$(17,078)	$(16,413)
Gaming	14,179	15,058
Online Business	7,884	7,919
Other Investments	(204)	(1,215)
Corporate	(1,788)	(1,629)
Total operating income	2,993	3,720
Other expense, net	(1,623)	(1,392)
Income tax provision	(311)	(974)
Earnings from continuing operations	1,059	1,354
Discontinued operations, net of income taxes	(1)	(1)
Net earnings and comprehensive income	$1,058	$1,353

The table below presents information about equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2013 and 2012 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Online Business	$109	$(38)
Other Investments	(273)	(182)
	$(164)	$(220)

The table below presents total asset information for the reported segments (in thousands):

	March 31, 2013	December 31, 2012
Total assets:
Racing Operations	$640,241	$659,175
Gaming	222,446	225,872
Online Business	187,756	184,638
Other Investments	46,697	44,652
	$1,097,140	$1,114,337

The table below presents total capital expenditure information for the reported segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Capital expenditures:
Racing Operations	$5,002	$1,573
Gaming	6,426	1,201
Online Business	1,985	1,062
Other Investments	281	5,284
	$13,694	$9,120

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company records an accrual for legal contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as disclosed below, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below. The Company does not believe that the final outcome of these matters will have a material adverse impact on its business, financial condition and results of operations.
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial is scheduled for May 2, 2013.
Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions of summary judgment in November and December 2012, respectively, and replies were filed in January 2013. The parties are awaiting the Court's decision on the cross-motions for summary judgment.
There are no other material pending legal proceedings.

NOTE 11 — AMENDMENT OF REVOLVING CREDIT FACILITY
On April 23, 2013, the Company's Board of Directors approved, subject to state regulatory approvals, the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which will amend certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility will close

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

following the receipt of certain regulatory approvals in the gaming jurisdictions in which the Company operates, which are expected during the second quarter of 2013. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduces the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility will continue to be a majority of the Company's wholly-owned subsidiaries. The Company expects to incur loan origination costs of approximately $2.0 million in connection with this amendment, which will be capitalized and amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility will mature five years from its effective date.
Generally, borrowings made pursuant to the Amended Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Amended Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio.

Subject to approval by certain regulatory agencies, the Amended Credit Facility will contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2013, the Company was in compliance with all covenants under the current credit facility. Substantially all of the Company's assets will continue to be pledged as collateral under the Amended Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — SUBSEQUENT EVENT

On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's stock in a stock repurchase program. The Company may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The Company expects to fund repurchases using available cash and borrowings under the Company's current revolving credit facility or the Amended Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately or keep its technology current; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.

You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information, including Part I – Item 1A, "Risk Factors" for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

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

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 725 slot machines, 18 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 830 slot machines, 15 table games and a poker room, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 750 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers 25 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company, acquired by the Company in February 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC (“MVG”), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use EBITDA (defined as earnings before interest, taxes, depreciation and amortization) as a key performance measure of our results of operations. We believe that the use of EBITDA enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner.

During the three months ended March 31, 2013, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 2.8% compared to the same period of 2012. TwinSpires handle decreased $5.1 million, or 2.6%, during the three months ended March 31, 2013. Legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012 sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board ("IRB"). During the three months ended March 31, 2013, handle wagered by Illinois residents decreased $13.4 million, or 6.7% of total handle, as compared to the same period of 2012. Partially offsetting this handle decline was the organic growth in new customers. Pari-mutuel handle from our Racing Operations decreased 8.9% during the three months ended March 31, 2013, compared to the same period of 2012, primarily due to the IRB appointing eighteen fewer host days to Arlington and from unfavorable weather conditions at Fair Grounds that resulted in twenty-nine fewer turf races carded as compared to the same period of 2012.

Our revenues and earnings are seasonal in nature. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 56 live thoroughbred racing days during each of the first quarters of 2013 and 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter.

We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2013, there was $181 million of borrowing capacity available under our revolving credit facility prior to the completion of the Amended Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.

Recent Developments
Amendment of Revolving Credit Facility
On April 23, 2013, the Company's Board of Directors approved, subject to state regulatory approvals, the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which will amend certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility will close following the receipt of certain regulatory approvals in the gaming jurisdictions in which we operate, which are expected during the second quarter of 2013. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility will continue to be a majority of the Company's wholly-owned subsidiaries. We expect to incur loan origination costs of approximately $2.0 million in connection with this amendment, which will be capitalized and amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility will mature five years from its effective date.
Generally, borrowings made pursuant to the Amended Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Amended Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio.
Subject to approval by certain regulatory agencies, the Amended Credit Facility will contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2013, we were in compliance with all covenants under the current credit facility. Substantially all of our assets will continue to be pledged as collateral under the Amended Credit Facility.
Share Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our current revolving credit facility or the Amended Credit Facility. We are not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015.
Oxford Casino Acquisition
On March 29, 2013, we announced that we had entered into a definitive purchase agreement to acquire Oxford Casino (“Oxford”) in Oxford, Maine in a transaction valued at approximately $160.0 million. We expect to finance the purchase price with borrowings under our revolving credit facility. The transaction is subject to receipt of all regulatory approvals, including securing a gaming license in Maine and other customary closing conditions. If certain closing conditions are not satisfied, we could be obligated to pay an $8.0 million termination fee. Closing is expected to occur during the fourth quarter of 2013.
Long Term Incentive Plan
During February 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and a careful risk assessment, in addition to the retention of key executives, the New Company LTIP offers long-term incentive compensation to our named executive officers ("Grantees") as reported in our schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
Florida Race Dates
On February 28, 2013, Calder and Gulfstream Park submitted competing applications to the Florida Department of Business and Professional Regulation, Division of Par-Mutuel Wagering for the twelve month racing season starting July 1, 2013. Under the proposed applications, Calder and Gulfstream Park could simultaneously conduct live thoroughbred racing in certain months during 2013 and 2014, which could negatively impact Calder's ability to achieve full field horse races and to generate handle. In addition, in Florida, a thoroughbred racetrack conducting a live meet has control over hosting out-of-state racing signals and receives commissions on wagers placed at other racetracks throughout the state. When two thoroughbred racetracks operate live meets concurrently, both have the opportunity to be the “host track” for out-of-state signals, and other Florida racetracks must choose a single live racetrack to host their pari-mutuel wagering. At this point, we do not know to what extent the overlapping race dates could affect our business, financial condition and results of operations.
Illinois Income Taxes
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which has been recorded as an other asset since we believe this amount will be recoverable in a future period. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. We filed a formal protest with the State of Illinois during the fourth quarter of 2012. We do not expect this issue to have a material, adverse effect on our business, financial condition or results of operations.
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, we recorded a reduction of property and equipment of $0.6 million. and received $1.1 million from our insurance carriers in partial settlement of our claim. We are currently working with our insurance carriers to finalize our claim and have received an additional $0.4 million during the three months ended March 31, 2013. In addition, we recognized insurance recoveries, net of losses of $0.4 million as a component of operating income during the three months ended March 31, 2013.

Legislative and Regulatory Changes
Kentucky
Expanded Gaming Legislation
On February 19, 2013, House Bill 443 was introduced in the Kentucky House of Representatives. This legislation would amend the Kentucky Constitution to provide up to seven casino locations in the state of Kentucky and would create an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. House Bill 443 would require a three-fifths majority in both chambers of the Kentucky General Assembly and, if passed, would be submitted to voters for ratification no earlier than November 2014. House Bill 443 failed to move forward during the 2013 legislative session. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.

Historical Racing Machines
During 2010, the Kentucky Horse Racing Commission ("KHRC") approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. During 2012, Kentucky Downs Racetrack operated an HRM facility with approximately 275 HRMs and Ellis Park Racetrack opened a HRM facility with 177 HRMs. On April 4, 2013, the KHRC approved 40 new HRMs for use at Kentucky Downs Racetrack.
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case. On January 11, 2013, the Supreme Court of Kentucky agreed to hear the case.
On February 15, 2013, Senate Bill 204 was introduced which would statutorily permit wagering via HRMs but failed to move forward during the 2013 legislative session. At this point, we do not know if the proposed legislation will be successful or the impact it will have on our business, financial condition and results of operations.
ADW Regulations
Legislation was introduced during 2011 to clarify state regulatory authority over ADW companies. The legislation provided jurisdiction over wagering made within the Commonwealth of Kentucky and required a license to accept ADW wagers from Kentucky residents, which TwinSpires obtained during March 2012. On February 5, 2013, the Kentucky House of Representatives introduced House Bill 189, which would have imposed an excise tax of 0.5% of wagering proceeds on all advance deposit wagering placed by Kentucky residents. During February 2013, House Bill 189 was approved by the the House of Representatives, however it failed to move forward in the Kentucky Senate during the 2013 legislative session. Should similar future legislation be enacted into law, it is not expected to have a material negative impact on our Online Business operations.
Internet Lottery
During April 2013, the Kentucky Lottery Board authorized the Kentucky Lottery to offer keno and Internet lottery sales. The implementation of the resolution to offer these games is subject to legislative oversight, and it is unknown when such games would be available to Kentucky residents. We do not know the impact that the availability of such games would have on our Racing Operations or Online Business.
Illinois
Expanded Gaming Legislation
Legislation has been introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. Senate Bill 1739 won approval in a Senate committee and awaits a vote by the Illinois Senate, before proceeding to the Illinois House of Representatives. At this point, we do not know the impact of this proposed legislation and how it would affect our business, financial condition and results of operations.
ADW Legislation
House Bill 3779 relating to ADW regulation was signed into law by Governor Quinn on August 24, 2012 and extended ADW authorization through December 31, 2012. Among other things, House Bill 3779 provided requirements that, effective August 26, 2012, each ADW license-holder impose a surcharge of up to 0.18% on winning wagers and winnings from wagers placed through advance deposit wagering. The funds received as the result of the surcharge were deposited into standardbred purse accounts. Legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012 sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board. Legislation has been filed that would extend ADW authorization in Illinois until December 31, 2015. If approved, the bill would take effect immediately. TwinSpires expects to resume accepting wagers from Illinois residents when such a bill is passed to extend the licensure and regulation of ADW operations in Illinois. Failure of the Illinois legislature to extend ADW regulations will adversely affect our ADW business in Illinois.

Online Gaming
During the 2012 legislative session, the Illinois Senate amended House Bill 4148 with language that, if enacted, would create a new division of the state lottery to oversee and operate online games, including poker, for registered players within Illinois. The division would also be given authority to enter into interstate and multinational online gaming compacts. As currently written, the lottery would create a single platform on which Internet Gaming would be conducted in Illinois. At a later date, the state could allow private companies licensed to conduct gaming in Illinois to essentially serve as affiliates. It is not clear under what terms the state would allow the private companies to participate. In February 2013, similar provisions of House Bill 4148 were included as part of the larger expanded Senate Bill 1739. At this point, we do not know how future legislation would impact our business, financial condition and results of operation.
Host Days
During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel wagering activity throughout Illinois. The IRB appointed Arlington the host track in Illinois during January 2013 for 26 days, which is a decrease of 18 days compared to the same period of 2012. Arlington’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington is designated host track could have a material, adverse impact on our business, financial condition and results of operations.
Ohio
Gaming Legislation
In November 2009, Ohio voters passed a referendum to allow four casinos in Ohio, with opening dates from 2012 through 2013. On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. Oral arguments on the appeal were heard by the Franklin County Court of Appeals on January 17, 2013. In March 2013, the Ohio Tenth Circuit Court of Appeals upheld the lower court's ruling. The Ohio Roundtable may appeal the appellate court ruling to the Ohio Supreme Court, who may or may not agree to accept the case for review if such an appeal is filed. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.
Internet Cafes
In December 2012, the Ohio House approved legislation that significantly limited the business model of Internet cafes operating in the state. The legislation was not considered by the Senate during 2012. On January 30, 2013, House Bill 7 was filed in the Ohio House and is intended to negatively impact the business model of Internet cafes by banning cash payouts and limiting prizes or vouchers redeemable for merchandise to not more than a $10 value. House Bill 7 passed the House and now awaits action by the Senate. At this time, we do not know how this legislation or related legislation could affect our business, financial condition and results of operations.
New York
Significant Agreement
In November 2012, a resolution to award United Tote's existing tote contract with the New York Racing Association ("NYRA") to another totalizator company was postponed when the NYRA Board voted to study the issue. United Tote's existing contract with NYRA expires on September 2, 2013. On April 11, 2013, NYRA announced its intention to enter into a contract for totalizator services with another company. The loss of this agreement is not anticipated to materially affect our business, financial conditions and results of operations.
California
Exchange Wagering
During 2010, California became the first state to approve exchange wagering on horseracing by California residents and on California racetracks. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, including betting that a horse may lose, which may be accepted by a second customer.
During 2012, the California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering and approved draft proposed exchange wagering regulations which were submitted for public comment. In November 2012, the CHRB granted approval for rules governing exchange wagering. The regulations were submitted to the Office of Administrative Law ("OAL") during February 2013 for review and final approval. On March 20, 2013, the OAL disapproved the proposed regulations. The CHRB has 120 days to address issues raised by the OAL, including providing for a fifteen day public comment period. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.
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
Nevada
On February 21, 2013, the Governor of Nevada signed Assembly Bill 114 into law. This legislation legalizes Internet gaming in Nevada, removing a previous statutory restriction requiring federal authorization. The legislation further requires the Nevada Gaming Commission to issue compacting guidelines, which will allow Nevada to enter into Internet gaming agreements with other states. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.
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

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$12,077	$13,429	$(1,352)	(10)%
Net pari-mutuel revenues	$1,941	$2,098	$(157)	(7)%
Commission %	16.1%	15.6%
Arlington
Total handle	$55,607	$67,313	$(11,706)	(17)%
Net pari-mutuel revenues	$7,085	$9,587	$(2,502)	(26)%
Commission %	12.7%	14.2%
Calder
Total handle	$16,005	$16,679	$(674)	(4)%
Net pari-mutuel revenues	$951	$918	$33	4%
Commission %	5.9%	5.5%
Fair Grounds
Total handle	$169,682	$180,602	$(10,920)	(6)%
Net pari-mutuel revenues	$13,637	$14,214	$(577)	(4)%
Commission %	8.0%	7.9%
Total Racing Operations
Total handle	$253,371	$278,023	$(24,652)	(9)%
Net pari-mutuel revenues	$23,614	$26,817	$(3,203)	(12)%
Commission %	9.3%	9.6%
Online Business: (1)
Total handle (2)	$194,701	$199,835	$(5,134)	(3)%
Net pari-mutuel revenues	$38,264	$40,089	$(1,825)	(5)%
Commission %	19.7%	20.1%
Eliminations:
Total handle	$(15,515)	$(16,915)	$1,400	(8)%
Net pari-mutuel revenues	$(1,172)	$(1,481)	$309	(21)%
Total:
Handle	$432,557	$460,943	$(28,386)	(6)%
Net pari-mutuel revenues	$60,706	$65,425	$(4,719)	(7)%
Commission %	14.0%	14.2%
The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

(2)	Total Online Business handle as detailed below (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Online Business Handle
Illinois	2,235	15,600	(13,365)	(86)%
All other	192,466	184,235	8,231	4%
Total	194,701	199,835	(5,134)	(3)%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended March 31,		Change
	2013	2012 (1)	$	%
Calder Casino
Net gaming revenues	$19,890	$21,237	$(1,347)	(6)%
Slot handle	$249,781	$275,992	$(26,211)	(9)%
Net slot revenues	$19,063	$20,331	$(1,268)	(6)%
Average daily net win per slot machine	$176	$184	$(8)	(4)%
Average daily number of slot machines	1,206	1,216	(10)	(1)%
Average daily poker revenue	$9,201	$10,911	$(1,710)	(16)%
Fair Grounds Slots and video poker
Net gaming revenues	$21,709	$21,217	$492	2%
Slot handle	$125,417	$122,620	$2,797	2%
Net slot revenues	$11,951	$11,660	$291	2%
Average daily net win per slot machine	$214	$205	$9	4%
Average daily number of slot machines	620	626	(6)	(1)%
Average daily video poker revenue	$108,458	$105,090	$3,368	3%
Average daily net win per video poker machine	$143	$142	$1	1%
Average daily number of video poker machines	757	738	19	3%
Harlow's Casino
Net gaming revenues	$14,617	$15,196	$(579)	(4)%
Slot handle	$166,310	$179,820	$(13,510)	(8)%
Net slot revenues	$13,324	$13,772	$(448)	(3)%
Average daily net win per slot machine	$178	$185	$(7)	(4)%
Average daily number of slot machines	830	818	12	1%
Average daily poker revenue	$747	$862	$(115)	(13)%
Average daily net win per table	$914	$1,002	$(88)	(9)%
Average daily number of tables	15	15	—	—%
Riverwalk Casino
Net gaming revenues	$13,309	$—	$13,309	F
Slot handle	$160,077	$—	$160,077	F
Net slot revenues	$12,472	$—	$12,472	F
Average daily net win per slot machine	$189	$—	$189	F
Average daily number of slot machines	732	—	732	F
Average daily net win per table	$701	$—	$701	F
Average daily number of tables	18	—	18	F
Total
Net gaming revenues	$69,525	$57,650	$11,875	21%

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Number of thoroughbred live race days	56	56	—	—%
Net revenues:
Racing Operations	$27,813	$30,182	$(2,369)	(8)%
Gaming	72,089	59,336	12,753	21%
Online Business	42,916	44,035	(1,119)	(3)%
Other	5,255	4,643	612	13%
Total net revenues	$148,073	$138,196	$9,877	7%
Operating income	$2,993	$3,720	$(727)	(20)%
Operating income margin	2%	3%
Earnings from continuing operations	$1,059	$1,354	$(295)	(22)%
Diluted earnings from continuing operations per common share	$0.06	$0.08

Our total net revenues increased $9.9 million, primarily from the continuing expansion of our Gaming segment.  Consolidated Gaming revenues increased $12.8 million reflecting $14.1 million in revenues generated at Riverwalk, which was acquired on October 23, 2012.  This increase was partially offset by a $1.4 million decline in revenues at Calder Casino during the three months ended March 2013 as regional competitive pressures continued in the South Florida market.  Other operating revenues increased $0.6 million due to an increase in equipment sales at United Tote during the first quarter of 2013. Revenues generated by Racing Operations decreased $2.4 million primarily due to Arlington receiving eighteen fewer host days during the three months ended March 31, 2013 as compared to the same period of the prior year.  Finally, Online Business revenues decreased $1.1 million representing a 2.6% decline in handle during the three months ended March 31, 2013 as compared to the same period of 2012, primarily driven by the expiration of Illinois legislation permitting Illinois residents to wager online.  Our operating income margin declined by 1% primarily due to a $1.1 million decrease in insurance recoveries for the three months ended March 31, 2013.  Further discussion of operating expenses and net revenues variances by our reported segments is detailed below.

Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Purses & pari-mutuel taxes	$17,623	$19,703	$(2,080)	(11)%
Gaming taxes	15,387	14,258	1,129	8%
Depreciation and amortization	15,035	13,807	1,228	9%
Other operating expenses	79,852	72,020	7,832	11%
SG&A expenses	17,558	16,199	1,359	8%
Insurance recoveries, net of losses	(375)	(1,511)	1,136	(75)%
Total	$145,080	$134,476	$10,604	8%
Percent of revenue	98%	97%

U: > 100% unfavorable F: >100% favorable

Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $7.8 million, primarily reflecting $6.6 million in operating expenses generated by Riverwalk during the three months ended March 31, 2013. In addition, we incurred incremental expenses of $0.4 million and $0.3 million related to Bluff and Luckity, respectively, during the three months ended March 31, 2013. Finally, other operating expenses generated by the Gaming segment increased $1.0 million, primarily due to a new video poker location in Louisiana and marketing expenses associated with the grand reopening of Harlow's during January 2013. Partially offsetting these increases were OTB cost reductions and other cost control measures implemented by our Racing Operations during the three months ended March 31, 2013.

•
Purses and pari-mutuel taxes decreased $2.1 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds to the 8.9% decrease in pari-mutuel handle compared to the same period of 2012.

•
SG&A expenses increased primarily due to our acquisition of Riverwalk, which incurred $1.4 million in selling and general expenses during the three months ended March 31, 2013. In addition we recognized a recovery of $0.8 million in selling and general expenses at Calder Casino during the three months ended March 31, 2012, related to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005. Partially offsetting these expenses was a reduction in non-recurring executive compensation expenditures of $0.9 million during the three months ended March 31, 2013, compared to the same period of 2012.

•	Depreciation and amortization expense increased $1.2 million during the three months ended March 31, 2013, primarily due to the impact of our October 2012 acquisition of Riverwalk.

•
Insurance recoveries, net of losses decreased $1.1 million, reflecting the recognition of insurance proceeds of $0.4 million during the three months ended March 31, 2013 for a partial settlement of our property insurance claim related to hail damage sustained at Churchill Downs during April 2012. During the three months ended March 31, 2012, we recognized insurance recoveries, net of losses, of $1.5 million for the final settlement of our property insurance claim related to wind damage sustained at Harlow’s during February 2011.

•
Gaming taxes increased $1.1 million, primarily due to our acquisition of Riverwalk. This increase was partially offset by the decline in revenue at Calder Casino resulting from continued regional competitive pressures in the South Florida market during the three months ended March 31, 2013.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Interest income	$10	$18	$(8)	(44)%
Interest expense	(1,476)	(1,223)	(253)	21%
Equity in loss of unconsolidated investments	(164)	(220)	56	(25)%
Miscellaneous, net	7	33	(26)	(79)%
Other income (expense)	$(1,623)	$(1,392)	$(231)	17%
Income tax provision	$(311)	$(974)	$663	(68)%
Effective tax rate	23%	42%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased during the three months ended March 31, 2013, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisition of Riverwalk.

•
The effective tax rate for the three months ended March 31, 2013 was affected by the recognition of $0.2 million of income tax benefits related to the purchase of tax credits and the receipt of a state tax refund that had not previously been considered collectible.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Churchill Downs	$2,489	$2,736	$(247)	(9)%
Arlington	7,378	9,973	(2,595)	(26)%
Calder	2,293	1,878	415	22%
Fair Grounds	16,825	17,094	(269)	(2)%
Total Racing Operations	28,985	31,681	(2,696)	(9)%
Calder Casino	20,486	21,879	(1,393)	(6)%
Fair Grounds Slots	12,364	12,031	333	3%
VSI	9,761	9,563	198	2%
Harlow's Casino	15,354	15,863	(509)	(3)%
Riverwalk Casino	14,124	—	14,124	F
Total Gaming	72,089	59,336	12,753	21%
Online Business	43,129	44,241	(1,112)	(3)%
Other Investments	6,001	5,252	749	14%
Corporate Revenues	156	141	15	11%
Eliminations	(2,287)	(2,455)	168	(7)%
	$148,073	$138,196	$9,877	7%

Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $12.8 million, primarily reflecting revenue generated at Riverwalk, which was acquired on October 23, 2012. Fair Grounds Slots and VSI revenues increased $0.5 million compared to the same period of 2012, from an increase in slot handle of 2.3% in addition to an increase in video poker revenues primarily due to the opening of a new video poker facility in January 2013. Partially offsetting these increases was a decrease in net revenues of $1.4 million at Calder Casino during the three months ended March 31, 2013. Calder Casino slot handle declined 9.5% as a result of continued regional competitive pressures from the opening of an additional Miami casino during January 2012. Finally, Harlow's slot handle decreased 7.5% compared to the same period of 2012. Total attendance and wagering at Harlow's weakened during the period due to what we believe to be lower customer discretionary spending in the region due to delayed federal income tax refunds and higher federal payroll tax rates effective in 2013.

•
Racing Operations revenues decreased $2.7 million, as Arlington received eighteen fewer host days during the three months ended March 31, 2013 as compared to the same period of the prior year. Host days are awarded in Illinois by the IRB to racetracks that are not conducting live horseracing, for which a host racetrack receives a percentage of earnings from pari-mutuel wagering activity at other racetracks throughout Illinois. In addition, despite the favorable effect of the timing of the Louisiana Derby, which was held during the first quarter of 2013 as compared to the second quarter of 2012, unfavorable weather conditions at Fair Grounds resulted in twenty-nine fewer turf races during the three months ended March 31, 2013 as compared to the same period of 2012. Partially offsetting these declines, was an increase in stall rent revenue of $0.3 million at Calder during the three months ended March 31, 2013.

•
Online Business revenues decreased $1.1 million, primarily driven by the expiration of legislation that allows Illinois residents to wager online. The impact of the legislation expiration represented a 6.7% decline in total handle during the three months ended March 31, 2013 as compared to the same period of 2012. Partially offsetting this decline in Online Business handle was organic growth in new customers.

•	Other Investments revenues increased $0.7 million, due in part to an increase in equipment sales from United Tote.

Segment EBITDA and Operating Income
We use EBITDA (defined as earnings before interest, taxes, depreciation and amortization), a non-GAAP measure, as a key performance measure of our results of operations for purposes of evaluating performance internally. Management believes that the use of this measure enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents EBITDA by operating segment and a reconciliation of EBITDA to net earnings (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Racing Operations	$(11,411)	$(11,539)	$128	1%
Gaming	20,780	20,389	391	2%
Online Business	10,444	10,421	23	—%
Other Investments	(158)	(330)	172	52%
Corporate	(1,784)	(1,601)	(183)	(11)%
Total EBITDA	$17,871	$17,340	$531	3%
Depreciation and amortization	(15,035)	(13,807)	(1,228)	(9)%
Interest income (expense), net	(1,466)	(1,205)	(261)	(22)%
Income tax provision	(311)	(974)	663	68%
Earnings from continuing operations	1,059	1,354	(295)	(22)%
Discontinued operations, net of income taxes	(1)	(1)	—	—%
Net earnings	$1,058	$1,353	$(295)	(22)%

The table below presents the intercompany management fee (expense) income included in EBITDA of each operating segment for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Racing Operations	$(1,313)	$(1,406)	$93	(7)%
Gaming	(3,265)	(2,633)	(632)	24%
Online Business	(1,923)	(1,963)	40	(2)%
Other Investments	(254)	(227)	(27)	12%
Corporate Income	6,755	6,229	526	8%
Total management fees	$—	$—	$—

The table below presents operating income for each operating segment for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Racing Operations	$(17,078)	$(16,413)	$(665)	(4)%
Gaming	14,179	15,058	(879)	(6)%
Online Business	7,884	7,919	(35)	—%
Other Investments	(204)	(1,215)	1,011	83%
Corporate	(1,788)	(1,629)	(159)	(10)%
Total operating income	$2,993	$3,720	$(727)	(20)%

Significant items affecting comparability of EBITDA and operating income by segment include:

•
Gaming EBITDA increased $0.4 million, driven primarily by the addition of Riverwalk EBITDA of $4.5 million, which included a corporate overhead allocation of $0.6 million. Partially offsetting this increase, was the prior year recognition of insurance proceeds of $1.5 million, associated with the wind damage at Harlow's, which we received during the three months ended March 31, 2012. In addition, Harlow's EBITDA decreased $1.0 million as compared to the same period of 2012 driven by a 7.5% decrease in slot handle and an increase in marketing expenses associated with the grand reopening of the casino during January 2013. Harlow's revenues weakened during the period due to what we believe to be lower customer discretionary spending in the region due to delayed federal income tax refunds and higher federal payroll tax rates effective in 2013. Furthermore, Calder Casino recognized proceeds during the prior year of $0.8 million as a reduction to SG&A expense relating to a reimbursement of certain administrative expenditures for a prior year slot referendum. Excluding the prior year recovery, Calder Casino EBITDA decreased $0.6 million as results at Calder Casino were negatively impacted by a 6.3% decrease in gaming revenue, primarily due to continued regional competitive pressures in the South Florida market. Finally, Fair Grounds Slots and VSI EBITDA decreased $0.2 million as revenue from the opening of a new video poker facility was more than offset by marketing expenditures. Gaming operating income declined $0.9 million, driven primarily by depreciation and amortization expense of $1.3 million at Riverwalk during the three months ended March 31, 2013.

•
Other Investments EBITDA increased $0.2 million, primarily due to an increase in equipment sales at United Tote which was partially offset by losses generated by Bluff. Other Investments operating income increased $1.0 million during the three months ended March 31, 2013 as certain assets acquired during the 2009 acquisition of United Tote were fully depreciated during 2012.

•
Corporate EBITDA decreased $0.2 million, due in part to an increase in equity and long-term compensation of $0.5 million during the three months ended March 31, 2013, which primarily reflects the amortization of restricted stock awards under the Company's new long-term incentive plan.

•
Racing Operations EBITDA increased $0.1 million, as we received insurance proceeds of $0.4 million, which reflects the partial settlement of our property insurance claim associated with the hail damage sustained at Churchill Downs in April 2012. In addition, Calder stall rent revenue increased $0.3 million as compared to the same period of 2012. Furthermore, Racing Operations EBITDA benefitted from OTB cost reductions and other cost control measures as compared to the same period of 2012. Partially offsetting these increases was a decline in EBITDA of $0.5 million associated with eighteen fewer host days at Arlington. Finally, despite the timing of the Louisiana Derby, which was held during the first quarter of 2013 as compared to the second quarter of 2012, Fair Grounds EBITDA declined $0.2 million, primarily as a result of unfavorable weather conditions, which resulted in twenty-nine fewer turf races during the three months ended March 31, 2013. Racing Operations operating income declined $0.7 million, primarily due to accelerated depreciation at Churchill Downs related to the Trackside training facility, during the three months ended March 31, 2013.

•
Online Business EBITDA remained flat compared to the same period of 2012, primarily reflecting a 2.6% decrease in our pari-mutuel handle. The expiration of legislation that allows Illinois residents to wager online generated a decline in handle of $13.4 million with a corresponding decline in EBITDA of $0.6 million. In addition, the Online Business incurred increased expenses of $0.3 million associated with the continuing development and marketing of Luckity.com as compared to the same period of 2012. Offsetting these decreases was a decrease in SG&A expenses as we recognized nonrecurring executive compensation expenditures of $0.8 million during the three months ended March 31, 2012.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of March 31, 2013 and December 31, 2012 (in thousands):

			Change
	March 31, 2013	December 31, 2012	$	%
Total assets	$1,097,140	$1,114,337	$(17,197)	(2)%
Total liabilities	$443,000	$470,042	$(27,042)	(6)%
Total shareholders' equity	$654,140	$644,295	$9,845	2%

Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include decreases in accounts receivable and restricted cash of $20.5 million and $4.5 million, respectively, during the three months ended March 31, 2013. The decrease in accounts receivable primarily reflects collections related to the Kentucky Derby and of simulcast receivables related to Calder's meet. The decrease in restricted cash primarily reflects the payment of purses during the winter meet at Fair Grounds.

Partially offsetting these decreases were increases in other current assets of $8.8 million and other assets of $3.1 million. Other current assets increased primarily due to our annual insurance prepayments made during the first quarter. The increase in other assets is primarily due to our investment in MVG of $3.5 million during the three months ended March 31, 2013, partially offset by our equity losses from the joint venture.

•
Significant changes within total liabilities include a decrease in current maturities of long-term debt of $22.4 million, reflecting repayments of acquisition debt funded by cash from operations. In addition, accrued expenses and purses payable decreased $20.6 million and $3.3 million, respectively, primarily due to the completion of the fall meet at Churchill Downs, the completion of the winter meet at Fair Grounds and the payment of the 2012 discretionary bonuses.

Partially offsetting these decreases was an increase in deferred revenue of $20.4 million, primarily from advance billings related to the 2013 Kentucky Derby.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
Cash flows from:	2013	2012	$	%
Operating activities	$46,715	$55,109	$(8,394)	(15)%
Investing activities	$(19,803)	$(22,848)	$3,045	13%
Financing activities	$(24,801)	$(30,704)	$5,903	19%

Significant items affecting the comparability of our liquidity and capital resources include:

•
The decrease in cash provided by operating activities is due to the receipt of $5.0 million in insurance proceeds during the three month ended March 31, 2012 related to the Harlow's flood claim, which was considered a cash flow from operating activities until the finalization of the insurance claim during the second quarter of 2012. Furthermore, the Company funded a payment of $1.3 million during 2013 for state income tax credits which is expected to be reimbursed during 2013. Riverwalk operating expenditures of $1.6 million, which were accrued at December 31, 2012, were funded during the three months ended March 31, 2013. Also, prepaid annual insurance premiums and other general prepaid items associated with the growth of the Company increased $1.7 million compared to the same period of 2012. Finally, purses payments net of restricted cash increased $1.1 million during the three months ended March 31, 2013 as compared to the same period of the prior year, primarily due to the earlier completion of the Fair Grounds winter meet.

Partially offsetting these declines in cash provided by operating activities were 2011 Breeders' Cup payments, net of accounts receivable collections, of $3.1 million during the three months ended March 31, 2012 which did not recur during 2013. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The decrease in cash used in investing activities is primarily due to the prior year acquisition of Bluff for cash consideration of $6.7 million and our purchase of additional equity in Kentucky Downs during the thee months ended March 31, 2012. Partially offsetting these declines was an increase in capital expenditures of $4.6 million, driven by the completion of renovations at Harlow's and the preparation of a new hospitality venue at Churchill Downs primarily for use during the Kentucky Derby.

•
The decrease in cash used in financing activities is primarily due to the acceleration of the 2012 annual dividend payment from the first quarter of 2013 to the fourth quarter of 2012. The 2011 annual dividend of $10.1 million was funded during the three months ended March 31, 2012. Partially offsetting this decline was an increase in net repayments under our revolving credit facility of $2.6 million during the three months ended March 31, 2013, which were incurred primarily to finance the acquisition of Riverwalk. In addition, there was an increase of $0.7 million associated with the repurchase of shares of common stock to satisfy income tax withholding obligations on the related compensation.

As part of our MVG joint venture, we incurred obligations to fund future capital contributions to the joint venture, which we expect to approximate $25.1 million during 2013. In total, the Company and DNC will contribute up to $80.0 million in equity contributions to MVG, with the remaining additional funding of approximately $132 million to be provided under each of the parties' existing credit facilities. During the three months ended March 31, 2013, there were no material changes in our commitments to make future payments or in our contractual obligations. As of March 31, 2013, we were in compliance with the debt covenants of our revolving credit facility and had $181 million of borrowing capacity under our revolving credit facility.
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
Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Maintenance-related capital expenditures	$3,763	$4,914
Capital project expenditures	9,931	4,206
Additions to property and equipment	$13,694	$9,120
Net cash provided by operating activities	$46,715	$55,109
Maintenance-related capital expenditures	(3,763)	(4,914)
Free cash flow	$42,952	$50,195

Credit Facilities and Indebtedness
On April 23, 2013, the Company's Board of Directors approved, subject to state regulatory approvals, the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which will amend certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility will close following the receipt of certain regulatory approvals in the gaming jurisdictions in which we operate, which are expected during the second quarter of 2013. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility will continue to be a majority of the Company's wholly-owned subsidiaries. We expect to incur loan origination costs of approximately $2.0 million in connection with this amendment, which will be capitalized and amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility will mature five years from its effective date.
Generally, borrowings made pursuant to the Amended Credit Facility will bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Amended Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio.

Subject to approval by certain regulatory agencies, the Amended Credit Facility will contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2013, we were in compliance with all covenants under the current credit facility. Substantially all of our assets will continue to be pledged as collateral under the Amended Credit Facility.
Share Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our current revolving credit facility or the Amended Credit Facility. We are not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2013, we had $187.3 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual earnings and cash flows from operating activities by $1.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the "Complaint") against the Illinois Department of Revenue (the "Department"). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
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
TEXAS PARI-MUTUEL WAGERING
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial is scheduled for May 2, 2013.
BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions of summary judgment in November and December 2012, respectively, and replies were filed in January 2013. The parties are awaiting the Court's decision on the cross-motions for summary judgment.

OTHER MATTERS
There are no other material pending legal proceedings.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
1/1/13-1/31/2013	11,124	(1)	$65.85	—	—
2/1/13-2/28/2013	—		$—	—	—
3/1/13-3/31/2013	25,912	(1)	$69.37	—	—
	37,036		$68.31	—	—

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

CHURCHILL DOWNS INCORPORATED

April 24, 2013	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

April 24, 2013	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

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