Form 10-Q/A
period 2013-03-31
CHURCHILL DOWNS INC
filed 2013-05-22
CIK 20212

10-Q/A 1 d313600d10qa.htm 10-Q/A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-33998

(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400 Louisville, Kentucky 40222	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)
d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x
The number of shares outstanding of Registrant’s common stock at April 19, 2013 was 17,964,041 shares.

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Churchill Downs Incorporated for the quarter ended March 31, 2013 is to correct line 1 in Exhibits 31(a) and (b) and the date listed in Exhibit 32 to the Form 10-Q in accordance with the Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b)).

Line 1 on Exhibits 31(a) and 31(b) are hereby corrected as follows:

“I have reviewed this Quarterly Report on Form 10-Q of Churchill Downs Incorporated;”

and

The first paragraph of Exhibit 32 is hereby corrected to state as follows:

“In connection with the Quarterly Report on Form 10-Q of Churchill Downs Incorporated (the “Company”) for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Robert L. Evans, as Chairman of the Board and Chief Executive Officer (Principal Executive Officer) of the Company, and William E. Mudd, as Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:”

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

May 22, 2013	/S/ William E. Mudd
William E. Mudd
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013