Form 10-Q
period 2013-06-30
CHURCHILL DOWNS INC
filed 2013-07-31
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at July 26, 2013 was 17,924,878 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,917	$37,177
Restricted cash	44,058	38,241
Accounts receivable, net of allowance for doubtful accounts of $1,588 at June 30, 2013 and $1,885 at December 31, 2012	46,645	47,152
Deferred income taxes	9,267	8,227
Income taxes receivable	—	2,915
Other current assets	17,368	13,352
Total current assets	156,255	147,064
Property and equipment, net	537,333	542,882
Goodwill	250,414	250,414
Other intangible assets, net	139,372	143,141
Other assets	45,740	30,836
Total assets	$1,129,114	$1,114,337

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,518	$62,278
Bank overdraft	7,347	6,027
Purses payable	22,041	19,084
Accrued expenses	53,312	65,537
Current maturities of long-term debt	—	209,728
Income taxes payable	26,888	—
Deferred revenue	11,905	43,916
Total current liabilities	203,011	406,570
Long-term debt, net of current maturities	153,484	—
Other liabilities	23,246	21,030
Deferred revenue	15,805	17,794
Deferred income taxes	24,648	24,648
Total liabilities	420,194	470,042
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,925 shares issued at June 30, 2013 and 17,448 shares issued at December 31, 2012	287,978	274,709
Retained earnings	420,942	369,586
Total shareholders' equity	708,920	644,295
Total liabilities and shareholders' equity	$1,129,114	$1,114,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues
Racing	$157,387	$160,440	$185,200	$190,622
Gaming	66,887	51,371	138,976	110,707
Online	52,531	52,702	95,447	96,737
Other	6,968	6,303	12,223	10,946
	283,773	270,816	431,846	409,012
Operating expenses
Racing	90,160	95,484	131,280	138,472
Gaming	49,624	38,291	100,612	79,231
Online	33,218	32,925	63,580	63,076
Other	6,573	6,866	12,000	12,575
Selling, general and administrative expenses	22,096	20,070	39,654	36,269
Insurance recoveries, net of losses	—	(5,003)	(375)	(6,514)
Operating income	82,102	82,183	85,095	85,903
Other income (expense):
Interest income	89	35	99	53
Interest expense	(1,256)	(982)	(2,732)	(2,205)
Equity in losses of unconsolidated investments	(631)	(564)	(795)	(784)
Miscellaneous, net	1,023	37	1,030	70
	(775)	(1,474)	(2,398)	(2,866)
Earnings from continuing operations before provision for income taxes	81,327	80,709	82,697	83,037
Income tax provision	(31,029)	(32,133)	(31,340)	(33,107)
Earnings from continuing operations	50,298	48,576	51,357	49,930
Discontinued operations, net of income taxes:
Loss from operations	—	—	(1)	(1)
Net earnings and comprehensive income	$50,298	$48,576	$51,356	$49,929

Net earnings per common share data:
Basic	$2.85	$2.82	$2.91	$2.90
Diluted	$2.81	$2.77	$2.87	$2.86

Weighted average shares outstanding:
Basic	17,268	16,978	17,239	16,940
Diluted	17,921	17,502	17,882	17,443
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings and comprehensive income	$51,356	$49,929
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	30,026	27,445
Gain on asset disposition	(1)	(27)
Equity in loss of unconsolidated investments	795	784
Share based compensation	9,577	4,414
Other	421	455
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	(2,179)	(2,409)
Accounts receivable	(17,164)	(20,157)
Other current assets	(4,330)	(4,013)
Accounts payable	16,405	6,488
Purses payable	2,956	2,944
Accrued expenses	(601)	3,798
Deferred revenue	(16,270)	(7,061)
Income taxes receivable and payable	28,763	30,993
Other assets and liabilities	510	2,467
Net cash provided by operating activities	100,264	96,050
Cash flows from investing activities:
Additions to property and equipment	(23,772)	(16,473)
Acquisition of business, net of cash	—	(6,728)
Acquisition of gaming license	(2,250)	—
Investment in joint venture	(12,500)	(5,400)
Purchases of minority investments	(365)	(1,600)
Assumption of note receivable	—	(1,100)
Proceeds on sale of property and equipment	2	88
Proceeds from insurance recoveries	—	9,870
Change in deposit wagering asset	(3,639)	(6,651)
Net cash used in investing activities	(42,524)	(27,994)
Cash flows from financing activities:
Borrowings on bank line of credit	350,956	182,545
Repayments on bank line of credit	(407,199)	(247,143)
Change in bank overdraft	1,320	1,280
Payment of dividends	—	(10,110)
Repurchase of common stock	(4,046)	(2,033)
Common stock issued	244	4,416
Windfall tax benefit from share based compensation	1,122	640
Loan origination fees	(2,036)	—
Change in deposit wagering liability	3,639	6,811
Net cash used in financing activities	(56,000)	(63,594)
Net increase in cash and cash equivalents	1,740	4,462
Cash and cash equivalents, beginning of period	37,177	27,325
Cash and cash equivalents, end of period	$38,917	$31,787
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,850	$1,227
State tax credits	$1,298	$—
Income taxes	$636	$593
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$26,424	$5,110
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$—	$9,454
Liabilities assumed	$—	$(395)
Fair value of earn-out liability and accrued purchase price	$—	$(2,331)
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
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. Certain financial statement accounts associated with promotional allowances have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income or cash flows.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 124 live thoroughbred racing days during the second quarter of 2013, which compares to 122 live thoroughbred racing days during the second quarter of 2012. For the six months ended June 30, 2013, the Company conducted 180 live thoroughbred racings days, which compares to 178 live racing days during the six months ended June 30, 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern gaming properties.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida and Mississippi. As of June 30, 2013 and December 31, 2012, the outstanding reward point liabilities were $2.2 million and $2.1 million, respectively.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended June 30, 2013 and 2012, promotional allowances of $9.1 million and $5.1 million, respectively, were included as a reduction to arrive at net revenues. During those periods, Online Business promotional allowances were $3.7 million and $2.3 million, respectively. Gaming promotional allowances were $5.1 million and $2.5 million, respectively. Racing Operations promotional allowances were $0.3 million for each period, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended June 30, 2013 and 2012 totaled $2.4 million and $1.2 million, respectively.
During the six months ended June 30, 2013 and 2012, promotional allowances of $16.4 million and $9.5 million, respectively, were included as a reduction to arrive at net revenues. During those periods, Online Business promotional allowances were $6.1 million and $4.0 million, respectively. Gaming promotional allowances were $9.8 million and $5.0 million, respectively. Racing Operations promotional allowances were $0.5 million for each period, respectively. The estimated cost of providing promotional allowances included in operating expenses for the six months ended June 30, 2013 and 2012 totaled $4.7 million and $2.4 million, respectively.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — ACQUISITIONS AND NEW VENTURES
Riverwalk Casino Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction included the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continued the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In accordance with accounting standards, the Company completed its purchase price allocation during the six months ended June 30, 2013.
For the three and six months ended June 30, 2013, Riverwalk contributed revenues of $14.1 million and $28.2 million, respectively, and earnings from continuing operations before provision for incomes taxes of $3.3 million and $6.5 million, respectively,
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Monroe, Ohio.
Through the joint venture agreement, the Company and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility.  The Company and DNC will contribute up to $80.0 million in equity contributions to MVG, with the remaining additional funding of approximately $142 million to be provided under each of the parties' existing credit facilities. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence or if a new gaming facility does not open within a 50 mile radius during the five year period from the closing date.
Construction began in December 2012 on the new gaming and racing facility in Monroe, Ohio on a 120-acre site. The new facility is expected to open in December 2013, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, and approximately 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG will invest approximately $212.0 million in the new facility, which includes a $50.0 million license fee payable to the Ohio Lottery Commission. During the six months ended June 30, 2013, the Company funded $12.5 million in capital contributions to the joint venture.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net revenues	$284,641	$437,546
Earnings from continuing operations	$50,302	$54,188
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$2.92	$3.15
Diluted:
Earnings from continuing operations	$2.87	$3.11
Shares used in computing earnings from continuing operations per common share:
Basic	16,978	16,940
Diluted	17,502	17,443
NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.1 million from its insurance carriers in partial settlement of its claim. The Company is currently working with its insurance carriers to finalize its claim and during the six months ended June 30, 2013, the Company received an additional $0.4 million and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income.
NOTE 4 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 and 2012 was 38% and 40%, respectively. The effective tax rate for the six months ended June 30, 2013 was greater than the Federal statutory rate due to state income taxes, certain expenses that are not deductible for tax purposes and the impact of adjustments made during the recently concluded Internal Revenue Service ("IRS") audit of the 2009 to 2011 fiscal years. These expenses were partially offset by benefits from state movie credits that were purchased, the receipt of a state tax refund from 2008 that had not been recognized and the recognition of previously uncertain tax positions. The effective tax rate for the six months ended June 30, 2012 was greater than the Federal statutory rate due to state income taxes and certain expenses that are not deductible for tax purposes.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the six months ended June 30, 2013, the Company accrued $0.2 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $1.9 million as of June 30, 2013. If these benefits had been recognized, there would have been a $0.8 million effect to annual income tax expense.
The Company anticipates a decrease in its unrecognized tax positions of approximately $1.1 million during the next twelve months. The Company recently settled with the IRS on an uncertain tax position related to the timing of the taxation of the Horse Racing Equity Trust Fund (“HRE Trust Fund”) proceeds recognized by the Company in 2011. The settlement resulted in a reduction to the uncertain tax positions of $6.8 million for Federal taxes. The Company has an additional $0.4 million of uncertain tax benefits related to state income taxes on the HRE Trust Fund income. These state taxes will be paid during the three months ending September 30, 2013. The remaining $0.7 million of expected reduction in the unrecognized tax positions over the next twelve months is due to the expiration of statutes of limitations.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however, the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis as of March 31. In March 2013, the Company adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing will be acceptable for accessing a company's indefinite-lived intangible assets.
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
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2013. Definite-lived and indefinite-lived intangible assets are summarized as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$75,229	$(33,368)	$41,861	$75,229	$(29,599)	$45,630
Indefinite-lived intangible assets	97,511	—	97,511	97,511	—	97,511
Total	$172,740	$(33,368)	$139,372	$172,740	$(29,599)	$143,141

NOTE 6 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value
	Hierarchy	June 30, 2013	December 31, 2012
Cash equivalents and restricted cash	Level 1	$44,247	$39,033
Contingent consideration liability	Level 3	$(2,331)	$(2,331)
The Company's cash equivalents and restricted cash, some of which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets. The Company's accrued liability for contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate for the acquisition date fair value of the contingent consideration used an income approach and was based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company currently has no other assets or liabilities subject to fair value measurement on a recurring or non-recurring basis.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash Equivalents — The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.
Debt — The carrying amounts of the Company’s borrowings under its line of credit agreement approximates fair value, based upon current interest rates and represents a Level 2 fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7- LONG-TERM INCENTIVE PLAN
During February 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to the Company's named executive officers and other key executives ("Grantees") as reported in the Company's Schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
On March 21, 2013, the Grantees received 75,000 restricted shares of the Company's common stock vesting over four years and 282,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days. On May 29, 2013, the Company's closing stock price achieved the twenty consecutive trading day closing stock price requirement for 70,500 restricted shares. Per the terms of the New Company LTIP, Grantees will vest in these shares on March 21, 2014.
During the three and six months ended June 30, 2013, the Company recorded $3.7 million and $4.1 million, respectively, of compensation expense related to the New Company LTIP. Unrecognized compensation expense attributable to unvested market condition awards and service period awards was $10.9 million and $4.5 million, respectively, as of June 30, 2013. The weighted average period over which the Company expects to recognize the remaining compensation expense under the market condition awards and service period awards approximates 11 months and 34 months, respectively.
NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic earnings from continuing operations per common share
Earnings from continuing operations	$50,298	$48,576	$51,357	$49,930
Earnings from continuing operations allocated to participating securities	(1,170)	(722)	(1,197)	(743)
Numerator for basic earnings from continuing operations per common share	$49,128	$47,854	$50,160	$49,187
Numerator for basic earnings per common share
Net earnings	$50,298	$48,576	$51,356	$49,929
Net earnings allocated to participating securities	(1,170)	(723)	(1,197)	(743)
Numerator for basic net earnings per common share	$49,128	$47,853	$50,159	$49,186

Numerator for diluted earnings from continuing operations per common share	$50,298	$48,576	$51,357	$49,930

Numerator for diluted earnings per common share	$50,298	$48,576	$51,356	$49,929

Denominator for net earnings per common share:
Basic	17,268	16,978	17,239	16,940
Plus dilutive effect of stock options	242	268	232	247
Plus dilutive effect of participating securities	411	256	411	256
Diluted	17,921	17,502	17,882	17,443

Net earnings per common share:
Basic
Earnings from continuing operations and net earnings	$2.85	$2.82	$2.91	$2.90
Diluted
Earnings from continuing operations and net earnings	$2.81	$2.77	$2.87	$2.86

NOTE 9 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs Racetrack ("Churchill Downs"), Arlington International Race Course ("Arlington") and its eleven off-track betting facilities ("OTBs"), Calder Race Course ("Calder") and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s, Riverwalk and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers over 25 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
In order to evaluate the performance of these operating segments internally, the Company uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share based compensation expenses, pre-opening expenses, including those of its equity investments, the impairment of assets and other charges or recoveries) as a key performance measure of our results of operations. During the three months ended June 30, 2013, the Company implemented the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The table below presents information about the reported segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues from external customers:
Churchill Downs	$108,278	$102,874	$110,578	$105,424
Arlington	22,006	22,807	29,247	32,224
Calder	17,031	22,873	19,311	24,741
Fair Grounds	10,072	11,886	26,064	28,233
Total Racing Operations	157,387	160,440	185,200	190,622
Calder Casino	20,466	19,188	40,952	41,067
Fair Grounds Slots	9,978	9,586	22,342	21,617
VSI	9,245	8,814	19,006	18,377
Harlow's Casino	13,097	13,783	28,451	29,646
Riverwalk Casino	14,101	—	28,225	—
Total Gaming	66,887	51,371	138,976	110,707
Online Business	52,531	52,702	95,447	96,737
Other Investments	6,550	5,967	11,649	10,469
Corporate	418	336	574	477
Net revenues from external customers	$283,773	$270,816	$431,846	$409,012
Intercompany net revenues:
Churchill Downs	$4,607	$4,082	$4,796	$4,268
Arlington	903	1,496	1,040	2,052
Calder	492	586	505	596
Fair Grounds	—	75	833	822
Total Racing Operations	6,002	6,239	7,174	7,738
Online Business	233	230	446	436
Other Investments	1,348	1,072	2,250	1,822
Eliminations	(7,583)	(7,541)	(9,870)	(9,996)
Net revenues	$—	$—	$—	$—
Reconciliation of Adjusted EBITDA to net earnings:
Racing Operations	$70,517	$67,423	$59,260	$56,370
Gaming	19,365	14,992	41,373	34,765
Online Business	14,091	13,806	25,426	25,434
Other Investments	902	(25)	1,083	(273)
Total segment Adjusted EBITDA	104,875	96,196	127,142	116,296
Corporate Adjusted EBITDA	(988)	(1,189)	(2,165)	(2,277)
Insurance recoveries, net of losses	—	5,003	375	6,514
HRE Trust Fund proceeds	292	—	292	—
Share based compensation expense	(6,214)	(4,715)	(9,577)	(7,899)
Pre-opening costs	(480)	—	(711)	—
Depreciation and amortization	(14,991)	(13,639)	(30,026)	(27,445)
Interest income (expense), net	(1,167)	(947)	(2,633)	(2,152)
Income tax provision	(31,029)	(32,133)	(31,340)	(33,107)
Earnings from continuing operations	50,298	48,576	51,357	49,930
Discontinued operations, net of income taxes	—	—	(1)	(1)
Net earnings and comprehensive income	$50,298	$48,576	$51,356	$49,929

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about equity in losses of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Online Business	$(239)	$(516)	$(130)	$(554)
Other Investments	(392)	(48)	(665)	(230)
	$(631)	$(564)	$(795)	$(784)

The table below presents total asset information for the reported segments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Total assets:
Racing Operations	$510,611	$502,993
Gaming	372,280	382,054
Online Business	191,165	184,638
Other Investments	55,058	44,652
	$1,129,114	$1,114,337

The table below presents total capital expenditure information for the reported segments for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Capital expenditures:
Racing Operations	$10,210	$4,532
Gaming	9,048	3,250
Online Business	3,528	2,306
Other Investments	986	6,385
	$23,772	$16,473

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. A ruling from the court is pending.
Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties' motions for summary judgment, and a trial date has not yet been set.
There are no other material pending legal proceedings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — AMENDMENT OF REVOLVING CREDIT FACILITY
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.0 million in connection with this amendment, which were capitalized and will be amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Amended Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Amended Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio.
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Amended Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2013, the Company was in compliance with all covenants under the Amended Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Amended Credit Facility.
NOTE 12 — STOCK REPURCHASE PROGRAM
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's stock in a stock repurchase program. The Company may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The Company expects to fund repurchases using available cash and borrowings under the Company's Amended Credit Facility. The Company is not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the six months ended June 30, 2013, the Company did not repurchase any shares of stock under this program.
NOTE 13 — SUBSEQUENT EVENTS
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $160.0 million, subject to a working capital adjustment. The transaction includes the acquisition of a 25,000-square-foot casino with approximately 790 slot machines, 22 table games and various dining facilities. The acquisition continues the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its revolving credit facility. The Company expects to complete a preliminary purchase price allocation during the third quarter of 2013.
HRE Trust Fund Proceeds
Under legislation enacted in 1999, the HRE Trust Fund was scheduled to receive amounts equal to 15% of the adjusted gross receipts generated by a tenth riverboat casino license to be granted in Illinois. The funds were to be distributed to racetracks in Illinois for purses as well as racetrack discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth riverboat license to a casino in Des Plaines, Illinois. This casino opened during July 2011, entitling the Illinois racing industry to receive an amount equal to 15% of the adjusted gross receipts of this casino from the gaming taxes generated by that casino, once the accumulated funds were appropriated by the state.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. On July 18, 2013, Arlington received $7.2 million as a partial share of the proceeds, of which $3.6 million will be designated for Arlington purses with the remaining $3.6 million to be recognized as miscellaneous other income during the three months ending September 30, 2013. On July 22, 2013, Arlington received the final $0.7 million in proceeds, which will be recognized as miscellaneous other income during the three months ended September 30, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel and gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.
You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information, including Part I – Item 1A, "Risk Factors" of the Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

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

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates over 700 slot machines, 17 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 800 slot machines, 15 table games and a poker room, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 750 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers 25 unique online games with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company, acquired by the Company in February 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC (“MVG”), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds, share based compensation expenses, pre-opening expenses, including those of our equity investments, the impairment of assets and other charges or recoveries) as a key performance measure of our results of operations. During the three months ended June 30, 2013, we implemented the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, Generally Accepted Accounting Principles ("GAAP"). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Segment Adjusted EBITDA and Net Earnings" below for a reconciliation of Adjusted EBITDA to net earnings.
During the six months ended June 30, 2013, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 0.8%, compared to the same period of 2012. During the three months ended June 30, 2013, total industry handle increased 1.0%, compared to the same period of 2012. TwinSpires handle decreased $1.9 million, or 0.4%, during the six months ended June 30, 2013 and increased $3.2 million, or 1.3%, during the three months ended June 30, 2013.
During 2012, legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012 sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board ("IRB"). On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents. The impact of the lapse of the legislation represented a 5.4% decline in total Online Business handle during the three months ended June 30, 2013 as compared to the same period of 2012. Despite the impact of the temporary loss of Illinois revenue, TwinSpires handle increased 1.3% as compared to an increase in industry handle of 1.0% during the three months ended June 30, 2013, driven by organic customer growth. During the six months ended June 30, 2013, handle wagered by Illinois residents decreased $27.0 million or 6.0% of total Online Business handle, as compared to the same period of 2012. Partially offsetting this handle decline was the organic growth in new customers.
Pari-mutuel handle from our Racing Operations decreased 5.6% during the six months ended June 30, 2013, compared to the same period of 2012 and decreased 4.5% during the three months ended June 30, 2013, compared to the same period of 2012, primarily due to the loss of Florida hosting revenue, the IRB appointing eighteen fewer host days to Arlington and unfavorable weather conditions at Fair Grounds that resulted in twenty-nine fewer turf races carded as compared to the same period of 2012.
Our revenues and earnings are seasonal in nature, primarily due to our Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 124 live thoroughbred racing days during the second quarter of 2013, which compares to 122 live thoroughbred racing days during the second quarter of 2012. For the six months ended June 30, 2013, we conducted 180 live thoroughbred racings days, which compares to 178 live racing days during the six months ended June 30, 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2013, there was $340 million of borrowing capacity available under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Oxford Casino Acquisition
On July 17, 2013 we completed our acquisition of Oxford Casino ("Oxford") in Oxford, Maine for cash consideration of approximately $160.0 million, subject to a working capital adjustment. The transaction includes the acquisition of a 25,000-square-foot casino with approximately 790 slot machines, 22 table games and various dining facilities. The acquisition continues our diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. We financed the acquisition with borrowings under our revolving credit facility.
Horse Racing Equity Trust Fund
Beginning in 2009, we received payments from the HRE Trust Fund related to subsidies paid by the original nine Illinois riverboat casinos in accordance with Illinois Public Acts 94-804 and 95-1008. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks via a 3% “surcharge” on revenues of Illinois riverboat casinos that meet a predetermined revenue threshold. The funds were to be distributed with approximately 58% of the total to be used for horsemen's purses and the remaining monies to be distributed to Illinois racetracks. The monies received from the Public Acts were placed into an Arlington Park escrow account due to a temporary restraining order (“TRO”) pending the resolution of a lawsuit brought by certain Illinois casinos that were required to pay funds to the HRE Trust Fund. In August 2011, the stay of dissolution expired and the TRO was dissolved, which terminated the restrictions on our ability to access the funds from the HRE Trust Fund held in the escrow account. As of December 31, 2012, we had received $45.4 million in proceeds, of which $26.1 million was designated for Arlington purses.

We used the remaining $19.3 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing.
On June 3, 2013, Arlington received the final disbursement related to the original nine riverboat licensees under the HRE Trust Fund. Arlington received $0.7 million in proceeds, of which $0.4 million was designated for Arlington purses and the remaining $0.3 million was recorded as miscellaneous other income in our Condensed Consolidated Statements of Comprehensive Income during the three months ended June 30, 2013.
Horse Racing Equity Trust Fund - Tenth Riverboat License
Under legislation enacted in 1999, the HRE Trust Fund was scheduled to receive amounts equal to 15% of the adjusted gross receipts generated by a tenth riverboat casino license to be granted in Illinois. The funds were to be distributed to racetracks in Illinois for purses as well as racetrack discretionary spending. During December 2008, the Illinois Gaming Board awarded the tenth riverboat license to a casino in Des Plaines, Illinois. This casino opened during July 2011, entitling the Illinois racing industry to receive an amount equal to 15% of the adjusted gross receipts of this casino from the gaming taxes generated by that casino, once the accumulated funds were appropriated by the state.
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. On July 18, 2013, Arlington received $7.2 million as a partial share of the proceeds, of which $3.6 million will be designated for Arlington purses with the remaining $3.6 million to be recognized as miscellaneous other income during the three months ending September 30, 2013. On July 22, 2013, Arlington received the final $0.7 million in proceeds which will be recognized as miscellaneous other income during the three months ended September 30, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.
Florida Race Dates and Host Tracks
On February 28, 2013, Calder and Gulfstream Park submitted amended applications to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "Division") for the twelve month racing season beginning July 1, 2013. The Division approved Calder's live race meet to run three days a week (Friday through Sunday) from July 1, 2013, to June 30, 2014, and Gulfstream Park's live race meet to run from July 1, 2013 to June 30, 2014. Pursuant to the licenses granted, Calder and Gulfstream Park will simultaneously conduct live thoroughbred racing, in certain months, during 2013 and 2014. This overlapping of live racing will result in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida, which could negatively affect Calder's ability to achieve full field horse races and to generate handle on live racing. On July 6, 2013, Calder and Gulfstream Park conducted their first simultaneous live racing performances, and both racetracks are scheduled to continue to overlap live racing on certain dates through June 2014. At this point, we do not know to what extent the overlapping race dates could have on our business, financial condition and results of operations.
Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operate live meets concurrently, other Florida racetracks must choose a single live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida's three thoroughbred racetracks began claiming that they were all host tracks on a year round basis.
On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the "DOAH") challenging the Division's interpretation to allow interstate simulcasting by all three Florida racetracks, and whether it is a valid interpretation of state law and the Interstate Horseracing Act of 1978. Three days prior to the hearing, the Division moved to abate the case and go to rulemaking, which was granted. On June 28, 2013, a rule workshop was held, comments were submitted, and the Division had until July 26, 2013, to notify the Administrative Law Judge at DOAH of the progress of the rulemaking of the Division. On July 23, 2013, the Division proposed a modification to state law which would permit multiple hosts, subject to specific live racing requirements under each racetrack's thoroughbred racing calendar. The Division's proposal is subject to both a comment period and a public hearing, which are expected to occur during August 2013. Until this issue is resolved, we do not know what impact this will have on our business, financial condition and results of operations.
For the three and six months ended June 30, 2013, Calder revenues and Adjusted EBITDA declined approximately $5.1 million and $1.5 million, respectively, compared to the same periods of 2012, due to the impact of multiple host racetracks. At this point, we do not know to what extent the continuation of multiple hosting racetracks could have on our business, financial condition and results of operations.

Amendment of Revolving Credit Facility
On May 17, 2013, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. We incurred loan origination costs of $2.0 million in connection with this amendment, which were capitalized and will be amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Amended Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Amended Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio.
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the Amended Credit Facility, and substantially all of our assets continue to be pledged as collateral under the facility.
Stock Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our Amended Credit Facility. We are not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the six months ended June 30, 2013, the Company did not repurchase any shares of stock under this program.
Long-Term Incentive Plan
During February 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to our named executive officers and other key executives ("Grantees") as reported in our Schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
Illinois Income Taxes
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded as an other asset since we believe this amount will be recoverable in a future period. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. We filed a formal protest with the State of Illinois during the fourth quarter of 2012. We do not expect this issue to have a material, adverse effect on our business, financial condition or results of operations.

Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, we recorded a reduction of property and equipment of $0.6 million and received $1.1 million from our insurance carriers in partial settlement of our claim. We are currently working with our insurance carriers to finalize our claim and received an additional $0.4 million during the six months ended June 30, 2013. In addition, we recognized insurance recoveries, net of losses of $0.4 million as a component of operating income during the six months ended June 30, 2013.
Legislative and Regulatory Changes
Federal Internet Gaming
On July 16, 2013, a subcommittee of the U.S. Senate Commerce Committee held a hearing which focused on the ramifications of the December 23, 2011 Department of Justice opinion that reversed a long-held interpretation of the 1961 Wire Act which narrowed the scope of the Wire Act to sports wagering. The Department of Justices' opinion permitted individual states to offer on-line games of chance and skill on an intrastate basis.
On July 11, 2013 Texas Representative Joe Barton introduced the Internet Poker Freedom Act of 2013. The proposed legislation would create a federal regulatory and licensing structure that would allow established commercial and tribal casinos as well as gaming suppliers to obtain a license to offer interstate online poker. The U.S. Department of Commerce and National Indian Gaming Commission, as well as qualified state and tribal regulators, would be given oversight authority under the terms of the legislation. States would be allowed to “opt-out” of the federal system.
On June 6, 2013, New York Representative Peter King introduced the Internet Gambling Regulation, Enforcement, and Consumer Protection Act of 2013 ("HR 2282") to legalize all forms of Internet wagering, with the exception of sports betting. HR 2282 would establish a federal structure to license and regulate providers of Internet gambling. Under the proposed legislation, Internet gambling operators would be able to obtain licenses from the Department of Treasury or state or tribal authorities authorizing them to accept wagers over the Internet from individuals in the U.S.or outside the U.S. Individual states would be able to "opt-out" and prohibit or limit Internet gambling within their borders by notifying the Secretary of Treasury.
At this point, it is difficult to assess the probability of passage of proposed legislation at the federal level, the form of any final legislation, or its impact on our business, financial condition and results of operations.
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
Historical Racing Machines
During 2010, the Kentucky Horse Racing Commission ("KHRC") approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. During 2012, Kentucky Downs Racetrack operated an HRM facility with approximately 275 HRMs and Ellis Park Racetrack opened a HRM facility with 177 HRMs. On April 4, 2013, the KHRC approved 40 additional HRMs for use at Kentucky Downs Racetrack.
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case. On January 11, 2013, the Supreme Court of Kentucky agreed to hear the case, for which a trial date has been set for August 21, 2013.
On February 15, 2013, Senate Bill 204, which would statutorily permit wagering via HRMs, was introduced but failed to move forward during the 2013 legislative session.
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
Internet Lottery
During April 2013, the Kentucky Lottery Board authorized the Kentucky Lottery to offer keno and Internet lottery sales. The implementation of the resolution to offer these games is subject to legislative oversight, and it is unknown when such games would be available to Kentucky residents. We do not know the impact the availability of such games would have on our Racing Operations or Online Business.
Illinois
Horse Racing Equity Trust Fund
Information regarding the HRE Trust Fund is included under the Subheading "Recent Developments" in Part I, Item 2. of this Quarterly Report on Form 10-Q.
Expanded Gaming Legislation
Legislation has been introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. Senate Bill 1739 won approval in the Illinois Senate, and is currently pending in the Illinois House of Representatives. If enacted, this proposed legislation could have a material affect on our business, financial condition and results of operations.
ADW Legislation
Senate Bill 1884, which permits advance deposit wagering by Illinois residents until January 31, 2014, was signed by the Governor of Illinois on June 7, 2013. TwinSpires resumed accepting wagers from Illinois residents on June 7, 2013. Further information regarding the effect of Senate Bill 1884 on our results of operation is included under the Subheading "Recent Developments" in Part I, Item 2. of this Quarterly Report on Form 10-Q.
The legislation also provides for 20% of the funds released from dedicated taxes generated by the 10th Gaming License to be distributed through the HRE Trust Fund to Illinois racetracks and purses. Approval of the legislation resulted in a favorable impact to our business, financial condition and results of operation.
Host Days
During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel wagering activity throughout Illinois. In January 2013, the IRB appointed Arlington the host track in Illinois for 26 days, which is a decrease of 18 days compared to the same period of 2012. Arlington’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington is designated host track could have a material, adverse impact on our business, financial condition and results of operations.
Ohio
Gaming Legislation
In November 2009, Ohio voters passed a referendum to allow four casinos in Ohio, with opening dates from 2012 through 2013. On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. Oral arguments on the appeal were heard by the Franklin County Court of Appeals on January 17, 2013. In March 2013, the Ohio Tenth Circuit Court of Appeals

upheld the lower court's ruling, at which time the Ohio Roundtable appealed the appellate court ruling to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.
Internet Cafes
On June 4, 2013, House Bill 7 was signed into law by the Governor of Ohio and becomes effective on September 4, 2013. House Bill 7 was designed to negatively impact the business model of Internet cafes by banning cash payouts and limiting prizes or vouchers redeemable for merchandise to not more than a $10 value. Opponents of House Bill 7 are seeking a referendum to repeal the law, which requires the collection of 231,000 signatures for a November 2014 statewide ballot. If the required number of signatures are obtained within 90 days, Internet cafes will be allowed to continue to operate until the referendum is voted on by the public. At this time, we do not know how this legislation or related legislation could affect our business, financial condition and results of operations.
Florida
Internet Cafes
On April 4, 2013, the Governor of Florida signed House Bill 155 into law. This measure effectively bans the operation of Internet cafes in Florida. The legislation clarifies existing laws related to slot machines, charitable drawings, game promotions and amusement machines. Specifically, the law updates the definition of a slot machine to include systems or networks of devices and provides that machines used to simulate casino-style games are prohibited. The  legislation further clarifies that charity organizations, adult arcades and for profit sweepstakes operators may not operate permanent gambling centers. At this time it is unclear the extent to which this will materially impact our business, financial conditions and results of operations.
New York
Significant Agreement
In November 2012, a resolution to award United Tote's existing tote contract with the New York Racing Association ("NYRA") to another totalizator company was postponed when the NYRA Board voted to study the issue. United Tote's existing contract with NYRA expires on September 2, 2013. On April 11, 2013, NYRA announced its intention to enter into a contract for totalizator services with another company. The loss of this agreement is not anticipated to materially affect our business, financial condition and results of operations.
ADW Wagering
In June 2013, legislation that creates a regulatory and taxation framework for ADW wagering passed the NY legislature as part of a broader expanded gaming bill.  This legislation imposes a $20,000 license fee and a 5% of handle source market fee on ADW wagers placed by NY residents through multi-jurisdictional ADW providers.  It is unclear to what extent such regulations will impact our business, financial condition and results of operations.
California
Exchange Wagering
During 2010, California became the first state to approve exchange wagering on horseracing at California racetracks. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, including betting that a horse may lose, which may be accepted by a second customer.
During 2012, the California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering and approved draft proposed exchange wagering regulations which were submitted for public comment. In November 2012, the CHRB granted approval for rules governing exchange wagering. The regulations were submitted to the Office of Administrative Law ("OAL") during February 2013 for review and final approval. On March 20, 2013, the OAL disapproved the proposed regulations. In June 2013, the CHRB approved and resubmitted the proposed regulations to the OAL, which has a deadline of August 29, 2013 to rule on the regulations. Should the CHRB regulations reach final approval allowing exchange wagering, this activity may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.
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
New Jersey
Atlantic City Wagering
During February 2012, Assembly Bill 2578 ("AB 2578") was introduced into the New Jersey legislature. AB 2578 allows Atlantic City casinos to offer Internet wagering on all casino-style games to persons present in New Jersey. The New Jersey horseracing industry was excluded from the bill's language and is ineligible to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue. AB 2578 passed both legislative chambers during 2012. On February 26, 2013, Governor Christie signed AB 2578 into law. The potential impact of AB 2578 on our business, financial condition and results of operation cannot be determined at this time.
Pennsylvania
On July 3, 2013, House Bill 465 was passed by the Pennsylvania legislation and signed by the Governor of Pennsylvania. This legislation establishes a 10% tax on all wagers placed through non-licensed Pennsylvania based advance deposit wagering providers. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$449,368	$425,493	$23,875	6%	$461,445	$438,922	$22,523	5%
Net pari-mutuel revenues	$38,610	$37,715	$895	2%	$40,551	$39,813	$738	2%
Commission %	8.6%	8.9%			8.8%	9.1%
Arlington
Total handle	$191,257	$195,324	$(4,067)	(2)%	$246,864	$262,637	$(15,773)	(6)%
Net pari-mutuel revenues	$19,202	$20,102	$(900)	(4)%	$26,287	$29,689	$(3,402)	(11)%
Commission %	10.0%	10.3%			10.6%	11.3%
Calder
Total handle	$141,649	$189,368	$(47,719)	(25)%	$157,654	$206,047	$(48,393)	(23)%
Net pari-mutuel revenues	$16,053	$22,073	$(6,020)	(27)%	$17,004	$22,991	$(5,987)	(26)%
Commission %	11.3%	11.7%			10.8%	11.2%
Fair Grounds
Total handle	$25,414	$35,734	$(10,320)	(29)%	$195,096	$216,336	$(21,240)	(10)%
Net pari-mutuel revenues	$5,289	$6,286	$(997)	(16)%	$18,926	$20,500	$(1,574)	(8)%
Commission %	20.8%	17.6%			9.7%	9.5%
Total Racing Operations
Total handle	$807,688	$845,919	$(38,231)	(5)%	$1,061,059	$1,123,942	$(62,883)	(6)%
Net pari-mutuel revenues	$79,154	$86,176	$(7,022)	(8)%	$102,768	$112,993	$(10,225)	(9)%
Commission %	9.8%	10.2%			9.7%	10.1%
Online Business: (1)
Total handle (2)	$254,585	$251,368	$3,217	1%	$449,286	$451,203	$(1,917)	—%
Net pari-mutuel revenues	$48,149	$49,072	$(923)	(2)%	$86,413	$89,161	$(2,748)	(3)%
Commission %	18.9%	19.5%			19.2%	19.8%
Eliminations:
Total handle	$(68,831)	$(72,913)	$4,082	(6)%	$(84,346)	$(89,828)	$5,482	(6)%
Net pari-mutuel revenues	$(6,002)	$(6,219)	$217	(3)%	$(7,174)	$(7,700)	$526	(7)%
Total:
Handle	$993,442	$1,024,374	$(30,932)	(3)%	$1,425,999	$1,485,317	$(59,318)	(4)%
Net pari-mutuel revenues	$121,301	$129,029	$(7,728)	(6)%	$182,007	$194,454	$(12,447)	(6)%
Commission %	12.2%	12.6%			12.8%	13.1%
The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

(2)	Total Online Business handle as detailed below (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Online Business Handle
Illinois	$5,155	$18,749	$(13,594)	(73)%	$7,390	$34,349	$(26,959)	(78)%
All other	249,430	232,619	16,811	7%	441,896	416,854	25,042	6%
Total	$254,585	$251,368	$3,217	1%	$449,286	$451,203	$(1,917)	—%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012 (1)	$	%	2013	2012 (1)	$	%
Calder Casino
Net gaming revenues	$19,846	$18,643	$1,203	6%	$39,736	$39,880	$(144)	—%
Slot handle	$263,495	$252,083	$11,412	5%	$513,276	$528,075	$(14,799)	(3)%
Net slot revenues	$19,137	$17,800	$1,337	8%	$38,200	$38,131	$69	—%
Average daily net win per slot machine	$174	$161	$13	8%	$175	$173	$2	1%
Average daily number of slot machines	1,210	1,213	(3)	—%	1,208	1,214	(6)	—%
Average daily poker revenue	$8,619	$9,252	$(633)	(7)%	$8,909	$10,082	$(1,173)	(12)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$18,895	$18,076	$819	5%	$40,604	$39,293	$1,311	3%
Slot handle	$103,915	$101,197	$2,718	3%	$229,332	$223,817	$5,515	2%
Net slot revenues	$9,657	$9,276	$381	4%	$21,608	$20,936	$672	3%
Average daily net win per slot machine	$171	$163	$8	5%	$193	$184	$9	5%
Average daily number of slot machines	620	626	(6)	(1)%	620	626	(6)	(1)%
Average daily video poker revenue	$101,590	$96,851	$4,739	5%	$105,005	$100,970	$4,035	4%
Average daily net win per video poker machine	$134	$131	$3	2%	$139	$137	$2	1%
Average daily number of video poker machines	756	739	17	2%	756	739	17	2%
Harlow's Casino
Net gaming revenues	$12,371	$13,154	$(783)	(6)%	$26,988	$28,350	$(1,362)	(5)%
Slot handle	$150,621	$162,497	$(11,876)	(7)%	$316,931	$342,317	$(25,386)	(7)%
Net slot revenues	$11,187	$11,921	$(734)	(6)%	$24,511	$25,693	$(1,182)	(5)%
Average daily net win per slot machine	$153	$160	$(7)	(4)%	$166	$173	$(7)	(4)%
Average daily number of slot machines	801	818	(17)	(2)%	816	818	(2)	—%
Average daily poker revenue	$608	$684	$(76)	(11)%	$675	$773	$(98)	(13)%
Average daily net win per table	$837	$889	$(52)	(6)%	$875	$945	$(70)	(7)%
Average daily number of tables	15	15	—	—%	15	15	—	—%
Riverwalk Casino
Net gaming revenues	$13,283	$—	$13,283	F	$26,592	$—	$26,592	F
Slot handle	$153,779	$—	$153,779	F	$313,856	$—	$313,856	F
Net slot revenues	$12,583	$—	$12,583	F	$25,055	$—	$25,055	F
Average daily net win per slot machine	$194	$—	$194	F	$192	$—	$192	F
Average daily number of slot machines	711	—	711	F	722	—	722	F
Average daily net win per table	$702	$—	$702	F	$722	$—	$722	F
Average daily number of tables	17	—	17	F	17	—	17	F
Total
Net gaming revenues	$64,395	$49,873	$14,522	29%	$133,920	$107,523	$26,397	25%

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Number of thoroughbred live race days	124	122	2	2%
Net revenues:
Racing Operations	$157,387	$160,440	$(3,053)	(2)%
Gaming	66,887	51,371	15,516	30%
Online Business	52,531	52,702	(171)	—%
Other	6,968	6,303	665	11%
Total net revenues	$283,773	$270,816	$12,957	5%
Operating income	$82,102	$82,183	$(81)	—%
Operating income margin	29%	30%
Earnings from continuing operations	$50,298	$48,576	$1,722	4%
Diluted earnings from continuing operations per common share	$2.81	$2.77
Our total net revenues increased $13.0 million, primarily from the continuing expansion of our Gaming segment.  Gaming revenues increased $15.5 million reflecting $14.1 million in revenues generated at Riverwalk, which was acquired on October 23, 2012. Revenues generated by Racing Operations decreased $3.1 million as strong Kentucky Oaks and Derby week revenues were more than offset by the loss of Florida hosting revenues at Calder and poor weather conditions during the Fair Grounds Jazz Fest event. Online Business revenues decreased $0.2 million despite a 1.3% increase in handle during the three months ended June 30, 2013 as compared to the same period of 2012, primarily driven by the temporary expiration of Illinois legislation permitting Illinois residents to wager online. Finally, Other operating revenues increased $0.7 million due to increased equipment sales at United Tote during the second quarter of 2013. Our operating income remained consistent with the same period of 2012 as a $5.0 million decrease in insurance recoveries, the loss of Calder hosting revenues and higher share based compensation expenses were offset by incremental operating income from our Riverwalk acquisition and a successful Kentucky Oaks and Derby week.  Further discussion of operating expenses and net revenues variances by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Purses & pari-mutuel taxes	$45,177	$48,544	$(3,367)	(7)%
Gaming taxes	14,638	12,434	2,204	18%
Depreciation and amortization	14,991	13,638	1,353	10%
Other operating expenses	104,769	98,950	5,819	6%
SG&A expenses	22,096	20,070	2,026	10%
Insurance recoveries, net of losses	—	(5,003)	5,003	(100)%
Total	$201,671	$188,633	$13,038	7%
Percent of revenue	71%	70%

Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $5.8 million, primarily reflecting $6.7 million in operating expenses generated by Riverwalk during the three months ended June 30, 2013. In addition, we incurred incremental expenses of $0.7 million related to the continuing development of Luckity and higher labor and contract service expenses at TwinSpires. Partially offsetting these increases was a decrease in other racing expenses of $1.4 million associated with Calder's loss of Florida host revenues during the three months ended June 30, 2013. Finally, during the three months ended June 30, 2012, we recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers who were impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2012 and 2011.

•
Purses and pari-mutuel taxes decreased $3.4 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds to the 4.5% decrease in pari-mutuel handle compared to the same period of 2012.

•
SG&A expenses increased primarily due to our acquisition of Riverwalk, which incurred $1.2 million in selling and general expenses during the three months ended June 30, 2013. In addition, we incurred $1.5 million in share based compensation expenditures associated with grants made under the New Company LTIP during March 2013, and previously awarded grants. Partially offsetting these amounts was a reduction in political consulting expenses of $0.4 million.

•	Depreciation and amortization expense increased $1.4 million during the three months ended June 30, 2013, primarily due to the impact of our October 2012 acquisition of Riverwalk.

•
Insurance recoveries, net of losses decreased $5.0 million as we recognized insurance recoveries, net of losses, of $5.0 million during the three months ended June 30, 2012, for the final settlement of our property insurance claim related to flood damage sustained at Harlow’s during May 2011.

•
Gaming taxes increased $2.2 million, primarily due to gaming taxes of $1.6 million related to our acquisition of Riverwalk, in addition to higher revenues at Calder Casino. These increases were partially offset by the decline in revenue at Harlow's resulting from continued competitive pressures in the Mississippi market during the three months ended June 30, 2013.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Interest income	$89	$35	$54	F
Interest expense	(1,256)	(982)	(274)	(28)%
Equity in loss of unconsolidated investments	(631)	(564)	(67)	(12)%
Miscellaneous, net	1,023	37	986	F
Other income (expense)	$(775)	$(1,474)	$699	47%
Income tax provision	$(31,029)	$(32,133)	$1,104	3%
Effective tax rate	38%	40%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous, net increased $1.0 million driven by the recognition of HRE Trust Fund proceeds and income associated with a third-party food and beverage provider during the three months ended June 30, 2013.

•
Interest expense increased during the three months ended June 30, 2013, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisition of Riverwalk.

•	The effective tax rate for the three months ended June 30, 2013 was affected by reduced state tax expense across our jurisdictions.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Churchill Downs	$112,885	$106,956	$5,929	6%
Arlington	22,909	24,303	(1,394)	(6)%
Calder	17,523	23,459	(5,936)	(25)%
Fair Grounds	10,072	11,961	(1,889)	(16)%
Total Racing Operations	163,389	166,679	(3,290)	(2)%
Calder Casino	20,466	19,188	1,278	7%
Fair Grounds Slots	9,978	9,586	392	4%
VSI	9,245	8,814	431	5%
Harlow's Casino	13,097	13,783	(686)	(5)%
Riverwalk Casino	14,101	—	14,101	F
Total Gaming	66,887	51,371	15,516	30%
Online Business	52,764	52,932	(168)	—%
Other Investments	7,898	7,039	859	12%
Corporate Revenues	418	336	82	24%
Eliminations	(7,583)	(7,541)	(42)	(1)%
	$283,773	$270,816	$12,957	5%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $15.5 million, primarily reflecting revenue generated at Riverwalk, which was acquired on October 23, 2012. Calder Casino revenues increased $1.3 million compared to the same period of 2012, from the implementation of new advertising strategies including a membership campaign and targeted direct mailings, as well as the passage of a bill banning Internet cafes, which contributed to a slot handle increase of 4.5%. Fair Grounds Slots and VSI revenues increased $0.8 million compared to the same period of 2012, from an increase in slot handle of 2.7%, in addition to an increase in video poker revenues primarily due to the opening of a new video poker facility during January 2013. Partially offsetting these increases was a decrease in net revenues of $0.7 million at Harlow's during the three months ended June 30, 2013. Harlow's slot handle declined 7.3% due to continued weakness in the region and disruptions from casino floor modifications to address competitive pressures.

•
Racing Operations revenues decreased $3.3 million, as strong Kentucky Oaks and Derby week results were more than offset by weakness at the Company's other racetracks. Kentucky Oaks and Derby week revenues improved due to revenues from a newly opened luxury facility, the Mansion, increased ticket sales and sponsorships and other new Kentucky Oaks and Derby week offerings. However, Calder revenues declined $5.9 million during the three months ended June 30, 2013, primarily due to the loss of Florida hosting revenues of approximately $5.1 million, as more fully discussed in Item 2. "Recent Developments" in this Quarterly Report on Form 10-Q. Fair Grounds revenues decreased $1.9 million due to the unfavorable effect of the timing of the Louisiana Derby, which was held during the first quarter of 2013 as compared to the second quarter of 2012. Furthermore, Jazz Fest revenues declined during the three months ended June 30, 2013 due to poor weather conditions. Finally, inclement weather negatively impacted wagering and attendance at Arlington during the three months ended June 30, 2013.

•
Online Business revenues for the three months ended June 30, 2013 remained comparable to the same period of 2012. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, which had previously ceased on January 18, 2013 due to the expiration of enabling Illinois legislation. The impact of the legislation represented a 5.4% decline in total handle during the three months ended June 30, 2013 as compared to the same period of 2012. This decline was partially offset by an increase in Velocity revenues from the addition of new high wagering volume customers.

•	Other Investments revenues increased $0.9 million, due in part to an increase in equipment sales from United Tote.

Segment Adjusted EBITDA and Net Earnings
We use Adjusted EBITDA, a non-GAAP measure, as a key performance measure of our results of operations for purposes of evaluating performance internally. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share based compensation expenses, pre-opening expenses, including those of our equity investments, the impairment of assets and other charges and recoveries. During the three months ended June 30, 2013, we implemented the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with GAAP. However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Racing Operations	$70,517	$67,423	$3,094	5%
Gaming	19,365	14,992	4,373	29%
Online Business	14,091	13,806	285	2%
Other Investments	902	(25)	927	F
Corporate	(988)	(1,189)	201	17%
Total Adjusted EBITDA	$103,887	$95,007	$8,880	9%
Insurance recoveries, net of losses	—	5,003	(5,003)	(100)%
HRE Trust Fund proceeds	292	—	292	F
Share based compensation expense	(6,214)	(4,715)	(1,499)	(32)%
Pre-opening costs	(480)	—	(480)	U
Depreciation and amortization	(14,991)	(13,639)	(1,352)	(10)%
Interest income (expense), net	(1,167)	(947)	(220)	(23)%
Income tax provision	(31,029)	(32,133)	1,104	3%
Earnings from continuing operations	50,298	48,576	1,722	4%
Discontinued operations, net of income taxes	—	—	—	—%
Net earnings	$50,298	$48,576	$1,722	4%
Excluding share based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Racing Operations	$(3,218)	$(3,207)	$(11)	—%
Gaming	(819)	(549)	(270)	(49)%
Online Business	(745)	(711)	(34)	(5)%
Other Investments	(112)	(84)	(28)	(33)%
Corporate Income	4,894	4,551	343	8%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $4.4 million, driven by the addition of Riverwalk Adjusted EBITDA of $4.8 million. In addition, Calder Casino Adjusted EBITDA increased $0.5 million as a result of successful marketing efforts and the closure of Internet cafes within the state. Partially offsetting these increases was a decline in Harlow's Adjusted EBITDA of $1.0 million as compared to the same period of 2012. Harlow's continued to make revisions to its casino floor during the period to combat competitive pressures in the market. Finally, Fair Grounds Slots and VSI Adjusted EBITDA remained consistent with the same period of 2012 as revenue from the opening of a new video poker facility was offset by increased marketing expenditures.

•
Racing Operations Adjusted EBITDA increased $3.1 million during the three months ended June 30, 2013, primarily due to increased profitability of $5.8 million from Kentucky Oaks and Derby week results related to the addition of the Mansion, increased ticket prices and sponsorship sales and other new Kentucky Oaks and Derby week offerings. Partially offsetting these improvements was a $2.2 million decline in Adjusted EBITDA at Calder, due to the loss of Florida hosting revenues, declines in wagering from Florida and out-of-state locations and a horsemen's dispute that prevented Calder from exporting its racing signal out-of-state for four days during the three months ended June 30, 2013. Furthermore, Fair Grounds Adjusted EBITDA declined $0.8 million due to the timing of the Louisiana Derby, and lower Jazz Fest results, which were affected by inclement weather.

•
Online Business Adjusted EBITDA increased $0.3 million during the three months ended June 30, 2013, primarily due to a $0.6 million increase in Velocity Adjusted EBITDA from the addition of new high volume wagering customers. In addition, our equity investment in HRTV improved by $0.3 million as compared to the three months ended June 30, 2012. These increases were partially offset by the impact from the expiration of Illinois legislation permitting Illinois residents to wager online, which generated a handle decline of $13.9 million with a corresponding decline in TwinSpires Adjusted EBITDA of $0.6 million.

•	Other Investments Adjusted EBITDA increased $0.9 million, primarily due to increased equipment sales at United Tote.

•	Corporate Adjusted EBITDA improved $0.2 million, as development expenses of $0.4 million related to the acquisition of Oxford were offset by lower public affairs expenditures.
The following other items affected net earnings from continuing operations during the three months ended June 30, 2013:

•
Insurance recoveries, net of losses, decreased $5.0 million during the three months ended June 30, 2013 due to the prior year recognition of insurance recoveries associated with the 2011 flood damage at Harlow's.

•
Share based compensation expense increased $1.5 million compared to the same period of 2012, primarily due to expense associated with grants made under the the New Company LTIP during March 2013. Unrecognized compensation expense attributable to unvested market condition awards and service period awards was $10.9 million and $4.5 million, respectively, as of June 30, 2013. The weighted average period over which we expect to recognize the remaining compensation expense under the market condition awards and service period awards approximates 11 months and 34 months, respectively.

•
Pre-opening costs of $0.5 million were incurred during the three months ended June 30, 2013 associated with our investment in MVG, which is expected to open a video lottery facility and a new harness racing facility inDecember 2013.

•
HRE Trust Fund proceeds of $0.3 million were recognized as miscellaneous other income during the three months ended June 30, 2013, reflecting Arlington's share of the disbursement of funds under the HRE Trust Funds related to the 3% riverboat surcharge.

•
Depreciation and amortization expense increased $1.4 million during the three months ended June 30, 2013 driven primarily by the Riverwalk acquisition. Depreciation expense at Churchill Downs increased $0.4 million due to the acceleration of depreciation related to the Trackside training facility, which was partially offset by a decrease in depreciation expense at United Tote as certain assets acquired in the 2009 acquisition were fully depreciated during 2012.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Number of thoroughbred live race days	180	178	2	1%
Net revenues:
Racing Operations	$185,200	$190,622	$(5,422)	(3)%
Gaming	138,976	110,707	28,269	26%
Online Business	95,447	96,737	(1,290)	(1)%
Other	12,223	10,946	1,277	12%
Total net revenues	$431,846	$409,012	$22,834	6%
Operating income	$85,095	$85,903	$(808)	(1)%
Operating income margin	20%	21%
Earnings from continuing operations	$51,357	$49,930	$1,427	3%
Diluted earnings from continuing operations per common share	$2.87	$2.86
Our total net revenues increased $22.8 million, primarily from the continuing expansion of our Gaming segment.  Gaming revenues increased $28.3 million substantially as a result of $28.2 million in revenues generated at Riverwalk, which was acquired on October 23, 2012.  Revenues generated by Racing Operations decreased $5.4 million as strong Kentucky Oaks and Derby week revenues were more than offset by the loss of Florida hosting revenues at Calder and the loss of eighteen host days at Arlington during the six months ended June 30, 2013. Online Business revenues decreased $1.3 million during the six months ended June 30, 2013, primarily driven by the temporary expiration of Illinois legislation permitting Illinois residents to wager online.  Finally, Other operating revenues increased $1.3 million from incremental equipment sales at United Tote during the six months ended June 30, 2013. For the six months ended June 30, 2013, our operating income declined by $0.8 million primarily due to a $6.1 million decrease in insurance recoveries and a $1.5 million increase in share based compensation expense. Partially offsetting these declines was incremental operating income from the Riverwalk acquisition and strong Kentucky Oaks and Derby week results. Further discussion of operating expenses and net revenues variances by our reported segments is detailed below.

Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Purses & pari-mutuel taxes	$62,800	$68,247	$(5,447)	(8)%
Gaming taxes	30,025	26,692	3,333	12%
Depreciation and amortization	30,026	27,445	2,581	9%
Other operating expenses	184,621	170,970	13,651	8%
SG&A expenses	39,654	36,269	3,385	9%
Insurance recoveries, net of losses	(375)	(6,514)	6,139	(94)%
Total	$346,751	$323,109	$23,642	7%
Percent of revenue	80%	79%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $13.7 million, substantially reflecting $13.3 million in operating expenses generated by Riverwalk during the six months ended June 30, 2013. In addition, we incurred expenses of $1.2 million related to the Company's development of Luckity, and higher labor and contract service costs at TwinSpires. Other operating expenses generated by the Gaming segment increased $1.1 million, primarily due to a new video poker location in Louisiana and marketing expenses associated with the grand reopening of Harlow's during January 2013. Partially offsetting these increases were decreases in other racing expenses of $1.4 million associated with Calder's loss of Florida host revenues during the six months ended June 30, 2013. Finally, during the six months ended June 30, 2012, we recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers who were impacted by incorrect wagering payoffs from a New York Racing Association error which occurred during 2012 and 2011.

•
Purses and pari-mutuel taxes decreased $5.4 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds with a 5.6% decrease in pari-mutuel handle compared to the same period of 2012.

•
SG&A expenses increased $3.4 million primarily due to our acquisition of Riverwalk, which incurred $1.6 million in selling and general expenses during the six months ended June 30, 2013. In addition, we incurred an increase of $1.5 million in share based compensation expense during the period which includes expenditures related to grants made under the New Company LTIP. Finally, we recognized a recovery of $0.8 million in selling and general expenses at Calder Casino during the six months ended June 30, 2012, related to a reimbursement of certain administrative expenditures associated with a slot machine referendum held in Miami-Dade County during 2005. Partially offsetting these increases was a reduction in non-recurring executive compensation expenditures of $0.6 million during the six months ended June 30, 2013, compared to the same period of 2012.

•	Gaming taxes increased $3.3 million, primarily due to our acquisition of Riverwalk, which incurred gaming taxes of $3.2 million during the six months ended June 30, 2013.

•
Depreciation and amortization expense increased $2.6 million during the six months ended June 30, 2013, primarily due to the impact of our October 2012 acquisition of Riverwalk which incurred expenses of $2.6 million during the period.

•
Insurance recoveries, net of losses decreased $6.1 million during the six months ended June 30, 2013 primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow's. Partially offsetting this decline was the recognition of recoveries of $0.4 million during the six months ended June 30, 2013 associated with 2012 hail damage at Churchill Downs.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Interest income	99	$53	$46	87%
Interest expense	(2,732)	(2,205)	(527)	(24)%
Equity in loss of unconsolidated investments	(795)	(784)	(11)	(1)%
Miscellaneous, net	1,030	70	960	F
Other income (expense)	$(2,398)	$(2,866)	$468	16%
Income tax provision	(31,340)	$(33,107)	$1,767	5%
Effective tax rate	38%	40%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•	Miscellaneous, net increased $1.0 million driven by the recognition of HRE Trust Fund proceeds and income associated with a third-party food and beverage provider.

•
Interest expense increased during the six months ended June 30, 2013, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisition of Riverwalk.

•
The effective tax rate for the six months ended June 30, 2013 was affected by reduced state tax expense across our jurisdictions, the recognition of $0.2 million of income tax benefits related to the purchase of tax credits and the receipt of a state tax refund that had not previously been considered collectible.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Churchill Downs	$115,374	$109,692	$5,682	5%
Arlington	30,287	34,276	(3,989)	(12)%
Calder	19,816	25,337	(5,521)	(22)%
Fair Grounds	26,897	29,055	(2,158)	(7)%
Total Racing Operations	192,374	198,360	(5,986)	(3)%
Calder Casino	40,952	41,067	(115)	—%
Fair Grounds Slots	22,342	21,617	725	3%
VSI	19,006	18,377	629	3%
Harlow's Casino	28,451	29,646	(1,195)	(4)%
Riverwalk Casino	28,225	—	28,225	F
Total Gaming	138,976	110,707	28,269	26%
Online Business	95,893	97,173	(1,280)	(1)%
Other Investments	13,899	12,291	1,608	13%
Corporate Revenues	574	477	97	20%
Eliminations	(9,870)	(9,996)	126	1%
	$431,846	$409,012	$22,834	6%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $28.3 million, reflecting revenue generated at Riverwalk, which was acquired on October 23, 2012. Fair Grounds Slots and VSI revenues increased $1.4 million compared to the same period of 2012, from an increase in slot handle of 2.5%, in addition to an increase in video poker revenues primarily due to the opening of a new video poker facility in January 2013. Partially offsetting these increases was a decrease in net revenues of $1.2 million at Harlow's during the six months ended June 30, 2013. Harlow's slot handle declined 7.4%, due to continued weakness in the region and disruptions from casino floor modifications to address competitive pressures. Calder Casino slots handle decreased 2.8% during the period as a result of continued regional competitive pressures from the opening of an additional Miami casino during January 2012, partially offset by the benefits of directed marketing efforts implemented during the second quarter of 2013 and the closure of Florida Internet cafes.

•
Racing Operations revenues decreased $6.0 million, as strong Kentucky Oaks and Derby week results were more than offset by weaknesses at the Company's other racetracks. Kentucky Oaks and Derby week revenues improved from the same period of 2012 due to revenues from a newly opened luxury facility, the Mansion, in addition to increased ticket sales and sponsorships and other new Kentucky Oaks and Derby week offerings. However, Calder revenues declined $5.5 million during the six months ended June 30, 2013, primarily due to the loss of Florida hosting revenues, as more fully discussed in Item 2. "Recent Developments" in this Quarterly Report on Form 10-Q. Arlington revenues decreased $4.0 million compared to the same period of 2012, primarily due to the temporary cessation of Illinois ADW wagering, the loss of eighteen host days and poor weather conditions which hampered attendance and wagering. Host days are awarded in Illinois by the IRB to racetracks that are not conducting live horseracing, for which a host racetrack receives a percentage of earnings from pari-mutuel wagering activity at other racetracks throughout Illinois. Fair Grounds revenues declined $2.2 million during the six months ended June 30, 2013 due to inclement weather conditions unfavorably impacting both the winter racing meet and Jazz Fest.

•
Online Business revenues decreased $1.3 million, primarily driven by the temporary expiration of legislation allowing Illinois residents to wager online. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, which had previously ceased on January 18, 2013. The impact of the legislation expiration represented a 6.0% decline in total handle during the six months ended June 30, 2013 as compared to the same period of 2012. This decrease was partially offset by an increase in Velocity revenues from the addition of new high wagering volume customers.

•	Other Investments revenues increased $1.6 million, due primarily to an increase in equipment sales from United Tote.

Adjusted Segment EBITDA and Net Earnings
The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Racing Operations	$59,260	$56,370	$2,890	5%
Gaming	41,373	34,765	6,608	19%
Online Business	25,426	25,434	(8)	—%
Other Investments	1,083	(273)	1,356	F
Corporate	(2,165)	(2,277)	112	5%
Total Adjusted EBITDA	$124,977	$114,019	$10,958	10%
Insurance recoveries, net of losses	375	6,514	(6,139)	(94)%
HRE Trust Fund proceeds	292	—	292	F
Share based compensation expense	(9,577)	(7,899)	(1,678)	(21)%
Pre-opening costs	(711)	—	(711)	U
Depreciation and amortization	(30,026)	(27,445)	(2,581)	(9)%
Interest income (expense), net	(2,633)	(2,152)	(481)	(22)%
Income tax provision	(31,340)	(33,107)	1,767	5%
Earnings from continuing operations	51,357	49,930	1,427	3%
Discontinued operations, net of income taxes	(1)	(1)	—	—%
Net earnings	$51,356	$49,929	$1,427	3%
Excluding corporate share based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Racing Operations	$(4,059)	$(4,152)	$93	2%
Gaming	(2,910)	(2,317)	(593)	(26)%
Online Business	(1,976)	(2,030)	54	3%
Other Investments	(275)	(237)	(38)	(16)%
Corporate Income	9,220	8,736	484	6%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $6.6 million, driven by the addition of Riverwalk Adjusted EBITDA of $9.5 million, which included an intercompany management fee of $0.6 million. Partially offsetting this increase was a decline in Harlow's Adjusted EBITDA of $1.9 million as compared to the same period of 2012 driven by a 7.4% decrease in slot handle and an increase in marketing expenses associated with the reopening of the facility during January 2013. Harlow's revenues weakened during the period due to what we believe to be lower customer discretionary spending in the region. In addition, during the second quarter of 2013, Harlow's experienced disruptions from modifying its casino floor to combat competitive pressures in the market. Calder Casino recognized proceeds during the prior year of $0.8 million as a reduction to SG&A expense relating to a reimbursement of certain administrative expenditures for a prior year slot referendum. Excluding the prior year recovery, Calder Casino Adjusted EBITDA remained consistent with the same period of 2012. Calder Casino was negatively impacted by a 2.8% decrease in slots handle, primarily due to continued regional competitive pressures in the South Florida market, which was offset by marketing expense reductions. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $0.2 million as the opening of a new video poker facility was more than offset by marketing expenditures during the six months ended June 30, 2013.

•
Racing Operations Adjusted EBITDA increased $2.9 million during the six months ended June 30, 2013 and was driven by increased profitability of $5.8 million from Kentucky Oaks and Derby week related to the addition of the Mansion, increased ticket prices and sponsorship sales and other new Kentucky Oaks and Derby week offerings. Partially offsetting this improvement was a $1.8 million decline in Adjusted EBITDA at Calder associated with the loss of Florida hosting revenues, declines in wagering from Florida and out-of-state locations and a decline from a horsemen's dispute that prevented Calder from sending its racing signal out-of-state for four days. Furthermore, Fair Grounds Adjusted EBITDA decreased $1.1 million due to inclement weather conditions unfavorably impacting both the winter racing meet and Jazz Fest. Finally, Arlington Adjusted EBITDA declined $0.6 million due to eighteen fewer host days.

•
Online Business Adjusted EBITDA remained flat compared to the same period of 2012. Velocity Adjusted EBITDA increased $1.2 million from the addition of new high volume wagering customers. In addition, our investment in HRTV improved $0.4 million during the six months ended June 30, 2013. Partially offsetting these improvements was the temporary loss of Illinois ADW wagering which generated a handle decline of $27.0 million with a corresponding decline in Adjusted EBITDA of approximately $1.2 million during the six months ended June 30, 2013. In addition, the Online Business incurred $1.4 million in expenses associated with the continuing development and marketing of Luckity.com, an increase of $0.4 million as compared to the same period of 2012.

•
Other Investments Adjusted EBITDA increased $1.4 million, primarily due to incremental equipment sales at United Tote, which was partially offset by increased losses at Bluff, which was acquired in February 2012.

•
Corporate Adjusted EBITDA improved $0.1 million during the six months ended June 30, 2013 as higher development expenditures associated with the Oxford acquisition and facility expenses associated with the relocated corporate offices were offset by lower legal and public affairs expenditures.

The following other items affected net earnings from continuing operations during the six months ended June 30, 2013:

•
Insurance recoveries, net of losses, decreased $6.1 million during the six months ended June 30, 2013 primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow's. Partially offsetting this decline was the recognition of recoveries of $0.4 million during the six months ended June 30, 2013 associated with 2012 hail damage at Churchill Downs.

•	Share based compensation expense increased $1.7 million compared to the same period of 2012 primarily due to expenses associated with grants made under the New Company LTIP during March 2013.

•
Pre-opening costs of $0.7 million were incurred during the six months ended June 30, 2013 associated with our investment in MVG, which is expected to open a video lottery facility and a new harness racing facility in December 2013.

•
HRE Trust Fund proceeds of $0.3 million were recognized as miscellaneous other income during the six months ended June 30, 2013, reflecting Arlington's share of the disbursement of funds under the HRE Trust Funds related to the 3% riverboat surcharge.

•
Depreciation and amortization expense increased $2.6 million during the six months ended June 30, 2013 driven primarily by the Riverwalk acquisition. Depreciation expense at Churchill Downs increased $1.4 million due to the acceleration of depreciation related to the Trackside training facility, which was partially offset by a decrease in depreciation expense at United Tote as certain assets acquired in the 2009 acquisition were fully depreciated during 2012.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of June 30, 2013 and December 31, 2012 (in thousands):

			Change
	June 30, 2013	December 31, 2012	$	%
Total assets	$1,129,114	$1,114,337	$14,777	1%
Total liabilities	$420,194	$470,042	$(49,848)	(11)%
Total shareholders' equity	$708,920	$644,295	$64,625	10%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include increases in other assets of $14.9 million, other current assets of $4.0 million and restricted cash of $5.8 million. The increase in other assets is primarily due to our investment in MVG of $12.5 million during the six months ended June 30, 2013, partially offset by our equity losses from the joint venture. Other current assets increased primarily due to our annual insurance prepayments made during the first quarter of 2013. The increase in restricted cash is due to an increase of $4.5 million in Calder restricted cash generated by its gaming operations during the six months ended June 30, 2013, which will fund Calder purses during the remainder of Calder's 2013 racing meet.
Partially offsetting these increases was a decrease in other intangible assets, net of $3.8 million during the six months ended June 30, 2013. The decrease in other intangible assets, net primarily reflects the amortization of definite lived assets associated with our acquisitions of Youbet.com, Harlow's and Riverwalk.

•
Significant changes within total liabilities include a decrease in current and long-term debt of $56.2 million, reflecting repayments of acquisition debt funded by cash from operations. In addition, deferred revenue and accrued expenses decreased $34.0 million and $12.2 million, respectively. Deferred revenue declined primarily due to the recognition of revenue related to the 2013 Kentucky Oaks and Derby. Accrued expenses decreased due to the payment of 2012 annual discretionary bonuses and the reclassification of equity compensation awards to shareholders' equity.

Partially offsetting these decreases were increases in accounts payable and bank overdraft of $20.5 million, primarily reflecting the commencement of the spring racing meets at Churchill Downs, Arlington and Calder. In addition, income taxes payable increased $26.9 million reflecting liabilities generated by the Company's current year net earnings.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
Cash flows from:	2013	2012	$	%
Operating activities	$100,264	$96,050	$4,214	4%
Investing activities	$(42,524)	$(27,994)	$(14,530)	(52)%
Financing activities	$(56,000)	$(63,594)	$7,594	12%
Significant items affecting the comparability of our liquidity and capital resources include:

•
The increase in cash provided by operating activities is due, in part, to the results of Riverwalk, which was acquired in October 2012, and the increased profitability of Kentucky Oaks and Derby week, partially offset by the loss of Florida hosting revenues at Calder. Partially offsetting these improvements was earlier invoicing of 2013 Kentucky Oaks and Derby sales during 2012 as compared to the prior year. The Company also purchased $1.3 million of state income tax credits which will be used in lieu of income tax payments during the second half of 2013. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the the receipt of $9.9 million in insurance proceeds during the six months ended June 30, 2012 related to the Harlow's flood and wind claims which did not recur during 2013, as well as a $6.7 million decline in acquisition of business due to the 2012 acquisition of Bluff. Offsetting these decreases was an increase in capital expenditures of $7.3 million, driven by the completion of renovations at Harlow's and the preparation of a new hospitality venue at Churchill Downs primarily for use during the Kentucky Derby. In addition, capital contribution to our joint venture, MVG, increased $7.1 million during the six months ended June 30, 2013, compared to the same period of 2012.

•
The decrease in cash used in financing activities is due to a decrease in net repayments under our revolving credit facility of $8.4 million during the six months ended June 30, 2013, which was incurred primarily to finance the acquisition of Riverwalk. Partially offsetting this decrease was an increase of $2.0 million associated with the repurchase of shares of common stock to satisfy income tax withholding obligations on the related compensation.

As part of our MVG joint venture, we incurred obligations to fund future capital contributions to the joint venture, which we expect to approximate $91.3 million during 2013. In total, the Company and DNC will contribute up to $80.0 million in equity contributions to MVG, with the remaining additional funding of approximately $142 million to be provided under each of the parties' existing credit facilities. During the six months ended June 30, 2013, there were no material changes in our commitments to make future payments or in our contractual obligations. As of June 30, 2013, we were in compliance with the debt covenants of our revolving credit facility and had $340 million of borrowing capacity under our revolving credit facility.
Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flows from operations reduced by maintenance-related (replacement) capital expenditures. Maintenance-related capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn-out, or no longer cost effective to repair. We use free cash flow to evaluate our business because, although it is similar to cash flows from operations, we believe it will typically present a more conservative measure of cash flows, as maintenance-related capital expenditures are a necessary component of our ongoing operations. Free cash flow is a non-GAAP measure and our definition may differ from other companies’ definitions of this measure.

Free cash flow does not represent the residual cash flow available for discretionary expenditures and does not incorporate the funding of business acquisitions. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Maintenance-related capital expenditures	$9,195	$10,215
Capital project expenditures	14,577	6,258
Additions to property and equipment	$23,772	$16,473
Net cash provided by operating activities	$100,264	$96,050
Maintenance-related capital expenditures	(9,195)	(10,215)
Free cash flow	$91,069	$85,835
Credit Facilities and Indebtedness
On May 17, 2013, we entered into the Amended Credit Facility which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. We incurred loan origination costs of $2.0 million in connection with this amendment, which were capitalized and will be amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Amended Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Amended Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio.
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the Amended Credit Facility, and substantially all of our assets continue to be pledged as collateral under the Amended Credit Facility.
Stock Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our Amended Credit Facility. We are not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the six months ended June 30, 2013, the Company did not repurchase any shares of stock under the program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2013, we had $153.5 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual earnings and cash flows from operating activities by $0.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
TEXAS PARI-MUTUEL WAGERING

On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. A ruling from the court is pending.
BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties' motions for summary judgment, and a trial date has not yet been set.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/13-4/30/13	—			—	$100,000,000	(2)
5/1/13-5/31/13	18,849	(1)	$81.79	—	—
6/1/13-6/30/13	24,028	(1)	$78.85	—	—
	42,877		$80.14	—	$100,000,000
(1) Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.
(2) Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 31, 2013	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

July 31, 2013	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	Third Amended and Restated Credit Agreement, dated May 17, 2013.	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

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