Form 10-Q
period 2013-09-30
CHURCHILL DOWNS INC
filed 2013-10-30
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at October 25, 2013 was 17,977,039 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,751	$37,177
Restricted cash	40,026	38,241
Accounts receivable, net of allowance for doubtful accounts of $1,635 at September 30, 2013 and $1,885 at December 31, 2012	40,278	47,152
Deferred income taxes	9,011	8,227
Income taxes receivable	—	2,915
Other current assets	14,497	13,352
Total current assets	147,563	147,064
Property and equipment, net	576,142	542,882
Goodwill	298,225	250,414
Other intangible assets, net	205,864	143,141
Other assets	60,019	30,836
Total assets	$1,287,813	$1,114,337

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,685	$62,278
Bank overdraft	4,924	6,027
Purses payable	22,148	19,084
Accrued expenses	61,557	65,537
Current maturities of long-term debt	—	209,728
Income taxes payable	7,173	—
Deferred revenue	12,119	43,916
Total current liabilities	179,606	406,570
Long-term debt, net of current maturities	324,782	—
Other liabilities	18,220	21,030
Deferred revenue	16,329	17,794
Deferred income taxes	24,648	24,648
Total liabilities	563,585	470,042
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,977 shares issued at September 30, 2013 and 17,448 shares issued at December 31, 2012	294,037	274,709
Retained earnings	430,191	369,586
Total shareholders' equity	724,228	644,295
Total liabilities and shareholders' equity	$1,287,813	$1,114,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Racing	$50,687	$62,919	$235,887	$253,541
Gaming	79,832	49,493	218,808	160,200
Online	48,522	45,593	143,969	142,330
Other	6,605	6,872	18,828	17,818
	185,646	164,877	617,492	573,889
Operating expenses:
Racing	54,375	61,953	185,655	200,425
Gaming	61,086	37,891	161,698	117,122
Online	32,227	32,190	95,807	95,266
Other	6,597	6,793	18,597	19,368
Selling, general and administrative expenses	21,188	18,237	60,842	54,506
Insurance recoveries, net of losses	—	—	(375)	(6,514)
Operating income	10,173	7,813	95,268	93,716
Other income (expense):
Interest income	6	31	105	84
Interest expense	(1,407)	(873)	(4,139)	(3,078)
Equity in losses of unconsolidated investments	(887)	(471)	(1,682)	(1,255)
Miscellaneous, net	4,438	569	5,468	639
	2,150	(744)	(248)	(3,610)
Earnings from continuing operations before provision for income taxes	12,323	7,069	95,020	90,106
Income tax provision	(3,165)	(1,096)	(34,505)	(34,203)
Earnings from continuing operations	9,158	5,973	60,515	55,903
Discontinued operations, net of income taxes:
Earnings (loss) from operations	91	—	90	(1)
Net earnings and comprehensive income	$9,249	$5,973	$60,605	$55,902

Net earnings per common share data:
Basic
Earnings from continuing operations	$0.52	$0.34	$3.43	$3.24
Discontinued operations	—	—	$0.01	—
Net earnings	$0.52	$0.34	$3.44	$3.24
Diluted
Earnings from continuing operations	$0.51	$0.34	$3.38	$3.20
Discontinued operations	$0.01	—	$0.01	—
Net earnings	$0.52	$0.34	$3.39	$3.20

Weighted average shares outstanding:
Basic	17,328	17,130	17,269	17,004
Diluted	17,955	17,575	17,881	17,465
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings and comprehensive income	$60,605	$55,902
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	45,822	40,815
Gain on asset disposition	(495)	(15)
Equity in loss of unconsolidated investments	1,682	1,255
Share based compensation	15,567	6,083
Other	555	708
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	2,056	2,938
Accounts receivable	(8,482)	(12,500)
Other current assets	(793)	(1,895)
Accounts payable	5,812	395
Purses payable	(3,284)	(3,497)
Accrued expenses	2,202	5,732
Deferred revenue	(17,100)	(7,689)
Income taxes receivable and payable	9,305	12,149
Other assets and liabilities	921	1,728
Net cash provided by operating activities	114,373	102,109
Cash flows from investing activities:
Additions to property and equipment	(29,858)	(25,456)
Acquisition of business, net of cash	(154,872)	(6,728)
Acquisition of gaming license	(2,250)	(2,250)
Acquisition of intangible asset	(2,500)	—
Investment in joint venture	(27,000)	(6,525)
Purchases of minority investments	(625)	(2,092)
Proceeds on sale of property and equipment	4	88
Proceeds from insurance recoveries	—	10,413
Change in deposit wagering asset	(3,841)	(3,364)
Net cash used in investing activities	(220,942)	(35,914)
Cash flows from financing activities:
Borrowings on bank line of credit	641,665	291,574
Repayments on bank line of credit	(526,611)	(349,139)
Change in bank overdraft	(1,103)	(3,034)
Payment of dividends	—	(10,110)
Repurchase of common stock	(5,940)	(2,846)
Common stock issued	1,135	6,160
Windfall tax benefit from share based compensation	2,194	819
Loan origination fees	(2,038)	—
Change in deposit wagering liability	3,841	3,055
Net cash provided by (used in) financing activities	113,143	(63,521)
Net increase in cash and cash equivalents	6,574	2,674
Cash and cash equivalents, beginning of period	37,177	27,325
Cash and cash equivalents, end of period	$43,751	$29,999
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,847	$1,789
State tax credits	$1,298	$—
Income taxes	$20,948	$21,841
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$32,460	$5,335
Property and equipment additions included in accrued expenses	$331	$—
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$161,051	$9,454
Liabilities assumed	$6,179	$(395)
Fair value of earn-out liability and accrued purchase price	$—	$(2,331)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by Generally Accepted Accounting Principles ("GAAP") in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 104 live thoroughbred racing days during the third quarter of 2013, which compares to 112 live thoroughbred racing days during the third quarter of 2012. For the nine months ended September 30, 2013, the Company conducted 284 live thoroughbred racings days, which compares to 290 live racing days during the nine months ended September 30, 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern gaming properties.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Maine and Mississippi. As of September 30, 2013 and December 31, 2012, the outstanding reward point liabilities were $2.3 million and $2.1 million, respectively, and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended September 30, 2013 and 2012, promotional allowances of $8.7 million and $5.2 million, respectively, were included as a reduction to arrive at net revenues. During those periods, Online Business promotional allowances were $3.4 million and $2.4 million, respectively. Gaming promotional allowances were $5.1 million and $2.5 million, respectively. Racing Operations promotional allowances were $0.2 million and $0.3 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the three months ended September 30, 2013 and 2012 totaled $2.3 million and $1.3 million, respectively.
During the nine months ended September 30, 2013 and 2012, promotional allowances of $25.1 million and $14.6 million, respectively, were included as a reduction to arrive at net revenues. During those periods, Online Business promotional allowances were $9.5 million and $6.3 million, respectively. Gaming promotional allowances were $14.9 million and $7.5 million, respectively. Racing Operations promotional allowances were $0.7 million and $0.8 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the nine months ended September 30, 2013 and 2012 totaled $7.0 million and $3.7 million, respectively.
Discontinued Operations
The Company recognized earnings from operations of $0.1 million, net of income taxes, associated with the resolution of claims under its self-insured workers' compensation program for discontinued operations during the three and nine months ended September 30, 2013.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — ACQUISITIONS AND NEW VENTURES
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its revolving credit facility.
During the period from July 17, 2013 through September 30, 2013, Oxford contributed revenues of $17.7 million and earnings from continuing operations before provision for income taxes of $4.0 million. In accordance with accounting standards, the Company expects to complete the purchase price allocation no later than one year from the acquisition date. The following table summarizes (in thousands) the preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.7 million, at the date of the acquisition.

Total
Accounts receivable	$252
Prepaid expenses	675
Inventory	124
Property and equipment	45,105
Goodwill	47,812
Other intangible assets	67,083
Total assets acquired	161,051
Accounts payable	1,063
Accrued expenses	5,111
Other liabilities	5
Total liabilities acquired	6,179
Purchase price, net of cash acquired	$154,872
The preliminary fair value of other intangible assets consists of the following (in thousands):

Total
Slot gaming rights	$60,890
Customer relationships	1,700
Tradename	2,400
Other intangibles	2,093
Total intangible assets	$67,083
Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated remaining useful lives of the related assets as follows: 2 to 5 years for computer hardware and software, 2 to 9 years for equipment, 6 years for furniture and fixtures, 40 years for buildings and 14 years for building improvements. Amortization of other intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Intangible assets include customer relationships valued at $1.7 million with a life of 6 years. Other intangibles include table game fees paid to the State of Maine which is amortized over the 20-year contract period. Slot gaming rights and tradename are determined to have indefinite lives and are not being amortized.
Goodwill of $47.8 million was recognized given the expected contribution of the Oxford acquisition to the Company's overall business strategy. The entire balance of goodwill has been allocated to the Gaming business segment. The Company expects to deduct goodwill for tax purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Riverwalk Casino Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction included the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In accordance with accounting standards, the Company completed its purchase price allocation during the nine months ended September 30, 2013.
For the three and nine months ended September 30, 2013, Riverwalk contributed revenues of $12.6 million and $40.9 million, respectively, and earnings from continuing operations before provision for incomes taxes of $1.6 million and $8.2 million, respectively.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company announced an agreement to enter into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Monroe, Ohio.
Through the joint venture agreement, the Company and DNC have formed a new company, Miami Valley Gaming & Racing LLC (“MVG”), which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility.  The Company and DNC will contribute up to $222.0 million in equity contributions to MVG. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence or if a new gaming facility does not open within a 50 mile radius during the five year period from the closing date.
Construction began in December 2012 on the new gaming and racing facility in Monroe, Ohio on a 120-acre site. The new facility is expected to open in December 2013, and will include a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, and approximately 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG will invest approximately $212.0 million in the new facility, which includes a $50.0 million license fee payable to the Ohio Lottery Commission. During the nine months ended September 30, 2013, the Company funded $27.0 million in capital contributions to the joint venture.
Pro Forma
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Riverwalk and Oxford as of the beginning of 2011 and 2012, respectively. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of Riverwalk and Oxford been consummated at the beginning of 2011 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$189,667	$196,187	$658,464	$638,585
Earnings from continuing operations	$13,047	$9,949	$64,484	$96,686
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$0.54	$0.45	$3.66	$3.48
Diluted:
Earnings from continuing operations	$0.53	$0.44	$3.61	$3.43
Shares used in computing earnings from continuing operations per common share:
Basic	17,328	17,130	17,269	17,004
Diluted	17,955	17,575	17,881	17,465

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.1 million from its insurance carriers in partial settlement of its claim. The Company is currently working with its insurance carriers to finalize its claim and during the nine months ended September 30, 2013, the Company received an additional $0.4 million and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income.
NOTE 4 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 and 2012 was 36% and 38%, respectively. The effective tax rate for the nine months ended September 30, 2013 was greater than the Federal statutory rate due to state income taxes, certain expenses that are not deductible for tax purposes and the impact of adjustments made during the recently concluded Internal Revenue Service ("IRS") audit of the 2009 to 2011 fiscal years. These expenses were partially offset by benefits from 2012 and 2013 research tax credits, the recognition of 2012 provision to return adjustments, and the recognition of previously uncertain tax positions. The effective tax rate for the nine months ended September 30, 2012 was greater than the Federal statutory rate due to state income taxes and certain expenses that are not deductible for tax purposes.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the nine months ended September 30, 2013, the Company accrued less than $0.1 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $0.4 million as of September 30, 2013. If these benefits had been recognized, there would have been a $0.3 million effect to annual income tax expense.
The Company recently settled with the IRS on an uncertain tax position related to the timing of taxation of the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds recognized by the Company in 2011. The settlement resulted in a reduction to the uncertain tax positions of $6.8 million for Federal taxes. The Company filed amended state income tax returns and paid an additional $0.6 million of uncertain tax benefits related to state income taxes on the HRE Trust Fund income. The Company anticipates a decrease in its unrecognized tax positions of approximately $0.1 million during the next twelve months. The expected reduction in the unrecognized tax positions over the next twelve months is due to the expiration of statutes of limitations.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however, the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition and results of operations.

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
During the three months ended September 30, 2013, the Company recorded goodwill of $47.8 million, definite-lived intangible assets of $3.8 million and indefinite-live intangible assets of $63.3 million, related to the Oxford acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Definite-lived and indefinite-lived intangible assets are summarized as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$79,022	$(36,459)	$42,563	$75,229	$(29,599)	$45,630
Indefinite-lived intangible assets	163,301	—	163,301	97,511	—	97,511
Total	$242,323	$(36,459)	$205,864	$172,740	$(29,599)	$143,141

NOTE 6 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value
	Hierarchy	September 30, 2013	December 31, 2012
Cash equivalents and restricted cash	Level 1	$40,733	$39,033
Contingent consideration liability	Level 3	$(2,331)	$(2,331)
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
On March 21, 2013, the Grantees received 75,000 restricted shares of the Company's common stock vesting over four years and 282,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days. On May 29, 2013, the Company's closing stock price achieved the twenty consecutive trading day closing stock price requirement for 70,500 restricted shares. Per the terms of the New Company LTIP, Grantees will vest in these shares on March 21, 2014. During the three months ended September 30, 2013, the Company awarded additional Grantees 42,000 shares of common stock with vesting contingent on the Company's stock price, and 17,000 shares of common stock which vests over approximately three years.
During the three and nine months ended September 30, 2013, the Company recorded $4.2 million and $8.3 million, respectively, of compensation expense related to the New Company LTIP. Unrecognized compensation expense attributable to unvested market condition awards and service period awards was $10.2 million and $5.4 million, respectively, as of September 30, 2013. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

weighted average period over which the Company expects to recognize the remaining compensation expense under the market condition awards and service period awards approximates 8 months and 32 months, respectively.
NOTE 8 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic earnings from continuing operations per common share
Earnings from continuing operations	$9,158	$5,973	$60,515	$55,903
Earnings from continuing operations allocated to participating securities	(193)	(78)	(1,279)	(729)
Numerator for basic earnings from continuing operations per common share	$8,965	$5,895	$59,236	$55,174
Numerator for basic earnings per common share
Net earnings	$9,249	$5,973	$60,605	$55,902
Net earnings allocated to participating securities	(195)	(78)	(1,281)	(729)
Numerator for basic net earnings per common share	$9,054	$5,895	$59,324	$55,173

Numerator for diluted earnings from continuing operations per common share	$9,158	$5,973	$60,515	$55,903

Numerator for diluted earnings per common share	$9,249	$5,973	$60,605	$55,902

Denominator for net earnings per common share:
Basic	17,328	17,130	17,269	17,004
Plus dilutive effect of stock options	254	220	239	236
Plus dilutive effect of participating securities	373	225	373	225
Diluted	17,955	17,575	17,881	17,465

Net earnings per common share:
Basic
Earnings from continuing operations	$0.52	$0.34	$3.43	$3.24
Discontinued operations	—	—	$0.01	—
Net earnings	$0.52	$0.34	$3.44	$3.24
Diluted
Earnings from continuing operations	$0.51	$0.34	$3.38	$3.20
Discontinued operations	$0.01	—	$0.01	—
Net earnings	$0.52	$0.34	$3.39	$3.20

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its eleven off-track betting facilities ("OTBs"), Calder Race Course ("Calder") and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), Riverwalk, Oxford and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers real-money Bingo online with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
In order to evaluate the performance of these operating segments internally, the Company uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share based compensation expenses, pre-opening expenses, including those of its equity investments, the impairment of assets and other charges or recoveries) as a key performance measure of our results of operations. During the nine months ended September 30, 2013, the Company implemented the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The table below presents information about the reported segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues from external customers:
Churchill Downs	$7,956	$3,873	$118,534	$109,297
Arlington	28,473	30,578	57,720	62,802
Calder	8,597	22,633	27,908	47,374
Fair Grounds	5,661	5,835	31,725	34,068
Total Racing Operations	50,687	62,919	235,887	253,541
Calder Casino	19,157	17,841	60,109	58,908
Fair Grounds Slots	9,781	10,109	32,123	31,726
VSI	8,443	8,089	27,449	26,466
Harlow's Casino	12,082	13,454	40,533	43,100
Oxford Casino	17,730	—	17,730	—
Riverwalk Casino	12,639	—	40,864	—
Total Gaming	79,832	49,493	218,808	160,200
Online Business	48,522	45,593	143,969	142,330
Other Investments	6,285	6,543	17,934	17,012
Corporate	320	329	894	806
Net revenues from external customers	$185,646	$164,877	$617,492	$573,889
Intercompany net revenues:
Churchill Downs	$689	$151	$5,485	$4,419
Arlington	2,070	1,758	3,110	3,810
Calder	412	554	917	1,150
Fair Grounds	22	11	855	833
Total Racing Operations	3,193	2,474	10,367	10,212
Online Business	211	233	657	669
Other Investments	938	824	3,188	2,646
Eliminations	(4,342)	(3,531)	(14,212)	(13,527)
Net revenues	$—	$—	$—	$—
Reconciliation of Adjusted EBITDA to net earnings:
Racing Operations	$(907)	$2,049	$58,353	$58,419
Gaming	20,569	12,672	61,942	47,437
Online Business	12,998	9,917	38,424	35,351
Other Investments	316	516	1,399	243
Total segment Adjusted EBITDA	32,976	25,154	160,118	141,450
Corporate Adjusted EBITDA	(1,215)	(905)	(3,380)	(3,182)
Insurance recoveries, net of losses	—	—	375	6,514
HRE Trust Fund proceeds	4,249	—	4,541	—
Share based compensation expense	(5,990)	(2,968)	(15,567)	(10,867)
Pre-opening costs	(500)	—	(1,211)	—
Depreciation and amortization	(15,796)	(13,370)	(45,822)	(40,815)
Interest income (expense), net	(1,401)	(842)	(4,034)	(2,994)
Income tax provision	(3,165)	(1,096)	(34,505)	(34,203)
Earnings from continuing operations	9,158	5,973	60,515	55,903
Discontinued operations, net of income taxes	91	—	90	(1)
Net earnings and comprehensive income	$9,249	$5,973	$60,605	$55,902

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about equity in losses of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Online Business	$(393)	$(490)	$(523)	$(1,044)
Other Investments	(494)	19	(1,159)	(211)
	$(887)	$(471)	$(1,682)	$(1,255)

The table below presents total asset information for the reported segments (in thousands):

	September 30, 2013	December 31, 2012
Total assets:
Racing Operations	$490,901	$502,993
Gaming	535,225	382,054
Online Business	190,603	184,638
Other Investments	71,084	44,652
	$1,287,813	$1,114,337

The table below presents total capital expenditure information for the reported segments for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Capital expenditures:
Racing Operations	$11,801	$7,800
Gaming	11,528	6,846
Online Business	4,857	3,407
Other Investments	1,672	7,403
	$29,858	$25,456

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
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refund of the Protest Payment from the Department. On October 11, 2013, depositions were taken from the plaintiffs. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company's motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP's motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court's assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013 on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. The parties are now awaiting a ruling from the Simpson County Circuit Court.
Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from Texas residents via TwinSpires.com. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013.
Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen’s Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties' motions for summary judgment, and a trial date has not yet been set. The parties are continuing to seek a resolution to their claims, and the Company expects to resolve this matter during 2013.
There are no other material pending legal proceedings.
NOTE 11 — AMENDMENT OF REVOLVING CREDIT FACILITY
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.0 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility matures on May 17, 2018.
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
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Amended Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2013, the Company was in compliance with all covenants under the Amended Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Amended Credit Facility.
NOTE 12 — STOCK REPURCHASE PROGRAM
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's stock in a stock repurchase program. The Company may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The Company expects to fund repurchases using available cash and borrowings under the Company's Amended Credit Facility. The Company is not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the nine months ended September 30, 2013, the Company did not repurchase any shares of stock under this program.
NOTE 13 — HRE TRUST FUND PROCEEDS
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. During July 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income during the three months ending September 30, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Florida, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel or gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Florida, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic or anticipated levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.
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
We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which we acquired on July 17, 2013. Oxford operates approximately 800 slot machines, 22 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates over 700 slot machines, 18 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 800 slot machines, 15 table games, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,200 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 600 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 740 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company, acquired by the Company in February 2012;

•	Our equity investment in Miami Valley Gaming & Racing, LLC (“MVG”), a joint venture to develop a harness racetrack and video lottery terminal facility in Ohio; and

•	Our other minor investments.
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds, share based compensation expenses, pre-opening expenses, including those of our equity investments, the impairment of assets and other charges or recoveries) as a key performance measure of our results of operations. During the nine months ended September 30, 2013, we implemented the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, Generally Accepted Accounting Principles ("GAAP"). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Segment Adjusted EBITDA and Net Earnings" below for a reconciliation of Adjusted EBITDA to net earnings.
During the nine months ended September 30, 2013, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 0.1%, compared to the same period of 2012. During the three months ended September 30, 2013, total industry handle increased 1.3%, compared to the same period of 2012. TwinSpires handle increased $13.8 million, or 2.1%, during the nine months ended September 30, 2013 and increased $15.7 million, or 7.3%, during the three months ended September 30, 2013.
During 2012, legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012 sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board ("IRB"). On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents. During the nine months ended September 30, 2013, handle wagered by Illinois residents decreased $25.6 million or 3.8% of total Online Business handle, as compared to the same period of 2012. Partially offsetting this handle decline was the organic growth in new customers. As further discussed in Part II Item 1. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents.
Pari-mutuel handle from our Racing Operations decreased 8.5% during the nine months ended September 30, 2013, compared to the same period of 2012 and decreased 15.1% during the three months ended September 30, 2013, compared to the same period of 2012, primarily due to the loss of Florida hosting revenue, the IRB appointing eighteen fewer host days to Arlington and unfavorable weather conditions at Fair Grounds that resulted in twenty-nine fewer turf races carded as compared to the same period of 2012.
Our revenues and earnings are seasonal in nature, primarily due to our Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 104 live thoroughbred racing days during the third quarter of 2013, which compares to 112 live thoroughbred racing days during the third quarter of 2012. For the nine months ended September 30, 2013, we conducted 284 live thoroughbred racings days, which compares to 290 live racing days during the nine months ended September 30, 2012. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2013, there was $168 million of borrowing capacity available under our revolving credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Oxford Casino Acquisition
On July 17, 2013 we completed our acquisition of Oxford Casino ("Oxford") in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities. The acquisition continued our diversification and growth strategies to invest in assets with rates of returns attractive to our shareholders. We financed the acquisition with borrowings under our revolving credit facility.

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
On June 3, 2013, Arlington received the final disbursement related to the original nine riverboat licensees under the HRE Trust Fund. Arlington received $0.7 million in proceeds, of which $0.4 million was designated for Arlington purses and the remaining $0.3 million was recorded as miscellaneous other income in our Condensed Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2013.
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. During July 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income in our Condensed Consolidated Statements of Comprehensive Income during the three months ending September 30, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.
Florida Race Dates and Host Tracks
On February 28, 2013, Calder and Gulfstream Park submitted amended applications to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "Division") for the twelve month racing season beginning July 1, 2013. The Division approved Calder's live race meet to run three days a week (Friday through Sunday) from July 1, 2013, to June 30, 2014, and Gulfstream Park's live race meet to run from July 1, 2013 to June 30, 2014. Pursuant to the licenses granted, Calder and Gulfstream Park will simultaneously conduct live thoroughbred racing, in certain months, during 2013 and 2014. During 2013, this overlapping of live racing has resulted in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida, which negatively affected Calder's ability to achieve full field horse races and to generate handle on live racing. On July 6, 2013, Calder and Gulfstream Park conducted their first simultaneous live racing performances, and both racetracks are scheduled to continue to overlap live racing on certain dates through June 2014.
Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operate live meets concurrently, other wagering sites must choose a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida's three thoroughbred racetracks began claiming that they were all host tracks on a year round basis.
On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the "DOAH") challenging the other racetrack's interpretation that they may conduct interstate simulcasting, and whether it is a valid interpretation of state law and the Interstate Horseracing Act of 1978. Calder believes that Florida statutes require at least three days of live racing per week to be considered a host track. Three days prior to the hearing, the Division moved to abate the case and go to rulemaking, which was granted. On June 28, 2013, a rule workshop was held, comments were submitted, and the Division had until July 26, 2013, to notify the Administrative Law Judge at DOAH of the progress of the rulemaking of the Division. On July 23, 2013, the Division proposed a modification to state law which would permit multiple hosts, if the racetracks conducted at least two days of live racing per week.

On October 14, 2013, the Florida Legislature Joint Administrative Procedures Committee (the "Committee") issued a letter to the Division challenging the Division's authority to interpret Florida statutes and to permit thoroughbred racetracks to operate fewer than three live racing days per week to be considered host tracks. The Division has scheduled a public hearing on November 7, 2013, to address the Division's proposed rules, comments from thoroughbred permit holders and the Committee's letter. Until legal and regulatory matters related to this issue are resolved, we do not fully know the long-term implications of overlapping race dates on our business, financial condition and results of operations.
For the three and nine months ended September 30, 2013, Calder revenues declined approximately $13.7 million and $19.7 million due to the impact of multiple host tracks and fewer live race days. For the three months ended September 30, 2013, Calder Adjusted EBITDA declined approximately $4.2 million, of which $2.7 million was associated with the loss of hosting revenues, $1.3 million was associated with seventeen fewer live race days during the period and $0.2 million related to other ancillary items. For the nine months ended September 30, 2013, Calder Adjusted EBITDA declined approximately $6.0 million, of which $4.2 million was associated with the loss of hosting revenues, $1.3 million was associated with fewer live race days and $0.4 million with other ancillary items.
Amendment of Revolving Credit Facility
On May 17, 2013, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Amended Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Amended Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. We incurred loan origination costs of $2.0 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Amended Credit Facility. The Amended Credit Facility matures on May 17, 2018.
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
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2013, we were in compliance with all covenants under the Amended Credit Facility, and substantially all of our assets continue to be pledged as collateral under the facility.
Stock Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our Amended Credit Facility. We are not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the nine months ended September 30, 2013, the Company did not repurchase any shares of stock under this program.
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

Illinois Income Taxes
During October 2012, we funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded as an other asset since we believe this amount will be recoverable in a future period. We filed our state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. We filed a formal protest with the State of Illinois during the fourth quarter of 2012, and on October 11, 2013, depositions were taken from the plaintiffs. We do not expect this issue to have a material, adverse effect on our business, financial condition and results of operations.
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, we recorded a reduction of property and equipment of $0.6 million and received $1.1 million from our insurance carriers in partial settlement of our claim. We are currently working with our insurance carriers to finalize our claim and received an additional $0.4 million during the nine months ended September 30, 2013. In addition, we recognized insurance recoveries, net of losses of $0.4 million as a component of operating income during the nine months ended September 30, 2013.
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
On June 6, 2013, New York Representative Peter King introduced the Internet Gambling Regulation, Enforcement, and Consumer Protection Act of 2013 ("HR 2282") to legalize all forms of Internet wagering, with the exception of sports betting. HR 2282 would establish a federal structure to license and regulate providers of Internet gaming. Under the proposed legislation, Internet gaming operators would be able to obtain licenses from the Department of Treasury or state or tribal authorities authorizing them to accept wagers over the Internet from individuals in the U.S. or outside the U.S. Individual states would be able to "opt-out" and prohibit or limit Internet gambling within their borders by notifying the Secretary of Treasury.
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
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court's decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals' decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. A final decision from the Court is still pending.
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
Expanded Gaming Legislation
Legislation has been introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. Senate Bill 1739 won approval in the Illinois Senate, and is currently pending in the Illinois House of Representatives. If enacted, this proposed legislation could have a material effect on our business, financial condition and results of operations.
ADW Legislation
Senate Bill 1884, which permits advance deposit wagering by Illinois residents until January 31, 2014, was signed by the Governor of Illinois on June 7, 2013. TwinSpires resumed accepting wagers from Illinois residents on June 7, 2013.
The legislation also provides for 20% of the funds released from dedicated taxes generated by the tenth riverboat license to be distributed through the HRE Trust Fund to Illinois racetracks and purses. Approval of the legislation resulted in a favorable impact to our business, financial condition and results of operation.

Illinois Race Dates
In order to fill the budget shortfall caused by last year’s interruption of ADW authorization in Illinois, the IRB issued four possible race dates scenarios for 2014.  All four scenarios are based upon the outcomes of the reauthorization of ADW in Illinois, which expires in January 2014, and the willingness of the Illinois legislature to appropriate approximately $0.8 million in additional funding for the IRB to solve their current cash flow problems.  It is unclear how this situation will be resolved
Host Days
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
Internet Cafes
On June 4, 2013, House Bill 7, legislation designed to negatively impact the business model of Internet cafes by banning cash payouts and limiting prizes or vouchers redeemable for merchandise to not more than a $10 value, was signed into law by the Governor of Ohio. Implementation of the legislation was delayed until October 4, 2013. Opponents of House Bill 7 sought to repeal the law through a ballot referendum, but failed to collect the more than 231,000 signatures required for the referendum language to appear on the November 2014 statewide ballot. We believe the implementation of this legislation will have a positive impact on our business, financial condition and results of operations.
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
Maine
Expanded Gaming
On September 27, 2013, the Maine Gaming Study Commission, whose statutorily defined mission is to examine the state’s existing gaming market as well as assess expansion opportunities, voted to recommend gaming be expanded beyond the current market. The Veterans and Legal Affairs Committee, the legislative committee of jurisdiction for gaming related issues, is expected to consider the Commission’s recommendation during the upcoming 2014 legislative session. At this time it is unclear the extent to which this will materially impact our business, financial conditions and results of operations.
New York
Significant Agreement
In November 2012, a resolution to award United Tote's existing tote contract with the New York Racing Association ("NYRA") to another totalizator company was postponed when the NYRA Board voted to study the issue. United Tote's existing contract with NYRA expired on September 2, 2013. On April 11, 2013, NYRA announced its intention to enter into a contract for totalizator services with another company. The loss of this agreement is not anticipated to materially affect our business, financial condition and results of operations.
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
During 2012, the California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering and approved draft proposed exchange wagering regulations which were submitted for public comment. In November 2012, the CHRB granted approval for rules governing exchange wagering. The regulations were submitted to the Office of Administrative Law ("OAL") during February 2013 for review and final approval. On March 20, 2013, the OAL disapproved the proposed regulations. In June 2013, the CHRB approved and resubmitted the proposed regulations to the OAL, which approved the regulations during August 2013. However, the CHRB has not set a time frame for accepting applications or for the implementation of exchange wagering in California. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.
Internet Poker
In December 2012, Senate Bill 51 (“SB 51”) was introduced in the California Senate. The legislation would allow qualified gaming companies to apply for a five-year gaming license to operate an intrastate Internet gaming website to registered players within California. The legislation limits online gaming to poker only. On February 22, 2013, Senate Bill 678 ("SB 678") was introduced which would also permit Internet poker within the state. The 2013 legislative session concluded without any significant movement on the issue. The potential effects of SB 51 and SB 678 on our business, financial condition and results of operations cannot be determined at this time.
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
New Jersey
Atlantic City Wagering
During February 2012, Assembly Bill 2578 ("AB 2578") was introduced into the New Jersey legislature. AB 2578 allows Atlantic City casinos to offer Internet wagering on all casino-style games to persons present in New Jersey. The New Jersey horseracing industry was excluded from the bill's language and is ineligible to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue. AB 2578 passed both legislative chambers during 2012. On February 26, 2013, Governor Christie signed AB 2578 into law. During October 2013, the New Jersey Division of Gaming Enforcement announced casino licensed Internet gaming permit holders may offer full Internet gaming beginning on November 26, 2013. The potential impact of this authorization on our business, financial condition and results of operation cannot be determined at this time.
Pennsylvania
On July 3, 2013, House Bill 465 was passed by the Pennsylvania legislation and signed by the Governor of Pennsylvania. This legislation establishes a 10% tax on all wagers placed through non-licensed Pennsylvania based advance deposit wagering providers. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$62,891	$17,955	$44,936	F	$524,336	$456,877	$67,459	15%
Net pari-mutuel revenues	$5,645	$2,547	$3,098	F	$46,196	$42,360	$3,836	9%
Commission %	9.0%	14.2%			8.8%	9.3%
Arlington
Total handle	$241,420	$259,074	$(17,654)	(7)%	$488,284	$521,711	$(33,427)	(6)%
Net pari-mutuel revenues	$23,809	$25,495	$(1,686)	(7)%	$50,096	$55,184	$(5,088)	(9)%
Commission %	9.9%	9.8%			10.3%	10.6%
Calder
Total handle	$84,643	$186,742	$(102,099)	(55)%	$242,297	$392,789	$(150,492)	(38)%
Net pari-mutuel revenues	$8,178	$21,847	$(13,669)	(63)%	$25,182	$44,838	$(19,656)	(44)%
Commission %	9.7%	11.7%			10.4%	11.4%
Fair Grounds
Total handle	$24,915	$23,912	$1,003	4%	$220,011	$240,248	$(20,237)	(8)%
Net pari-mutuel revenues	$4,730	$4,925	$(195)	(4)%	$23,656	$25,425	$(1,769)	(7)%
Commission %	19.0%	20.6%			10.8%	10.6%
Total Racing Operations
Total handle	$413,869	$487,683	$(73,814)	(15)%	$1,474,928	$1,611,625	$(136,697)	(8)%
Net pari-mutuel revenues	$42,362	$54,814	$(12,452)	(23)%	$145,130	$167,807	$(22,677)	(14)%
Commission %	10.2%	11.2%			9.8%	10.4%
Online Business: (1)
Total handle (2)	$230,939	$215,256	$15,683	7%	$680,225	$666,459	$13,766	2%
Net pari-mutuel revenues	$44,408	$42,330	$2,078	5%	$130,821	$131,491	$(670)	(1)%
Commission %	19.2%	19.7%			19.2%	19.7%
Eliminations: (1)
Total handle	$(26,857)	$(29,859)	$3,002	(10)%	$(111,203)	$(119,687)	$8,484	(7)%
Net pari-mutuel revenues	$(3,193)	$(2,512)	$(681)	27%	$(10,367)	$(10,212)	$(155)	2%
Total:
Handle	$617,951	$673,080	$(55,129)	(8)%	$2,043,950	$2,158,397	$(114,447)	(5)%
Net pari-mutuel revenues	$83,577	$94,632	$(11,055)	(12)%	$265,584	$289,086	$(23,502)	(8)%
Commission %	13.5%	14.1%			13.0%	13.4%
The pari-mutuel activity above is subject to the following information:

(1)
Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business. Eliminations include the elimination of intersegment transactions.

(2)	Online Business handle from Illinois and Texas, to reflect the impact of recent regulatory developments, as previously described (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Online Business Handle:
Illinois	$18,101	$16,769	$1,332	8%	$25,491	$51,118	$(25,627)	(50)%
Texas	13,382	13,655	(273)	(2)%	42,210	42,263	(53)	—%
All other	199,456	184,832	14,624	8%	612,524	573,078	39,446	7%
Total	$230,939	$215,256	$15,683	7%	$680,225	$666,459	$13,766	2%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012 (1)	$	%	2013	2012 (1)	$	%
Calder Casino
Net gaming revenues	$18,572	$17,318	$1,254	7%	$58,308	$57,198	$1,110	2%
Slot handle	$250,094	$241,798	$8,296	3%	$763,370	$769,873	$(6,503)	(1)%
Net slot revenues	$18,040	$16,695	$1,345	8%	$56,240	$54,826	$1,414	3%
Average daily net win per slot machine	$161	$152	$9	6%	$170	$165	$5	3%
Average daily number of slot machines	1,217	1,199	18	2%	1,211	1,209	2	—%
Average daily poker revenue	$6,198	$6,555	$(357)	(5)%	$7,995	$8,897	$(902)	(10)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$17,888	$17,865	$23	—%	$58,492	$57,158	$1,334	2%
Slot handle	$102,371	$102,766	$(395)	—%	$331,703	$326,583	$5,120	2%
Net slot revenues	$9,115	$9,767	$(652)	(7)%	$30,723	$30,703	$20	—%
Average daily net win per slot machine	$164	$175	$(11)	(6)%	$182	$181	$1	1%
Average daily number of slot machines	620	626	(6)	(1)%	620	626	(6)	(1)%
Average daily video poker revenue	$91,783	$91,919	$(136)	—%	$100,549	$97,659	$2,890	3%
Average daily net win per video poker machine	$124	$129	$(5)	(4)%	$134	$134	$—	—%
Average daily number of video poker machines	740	714	26	4%	751	730	21	3%
Oxford Casino
Net gaming revenues	$16,858	$—	$16,858	F	$16,858	$—	$16,858	F
Slot handle	$167,274	$—	$167,274	F	$167,274	$—	$167,274	F
Net slot revenues	$14,029	$—	$14,029	F	$14,029	$—	$14,029	F
Average daily net win per slot machine	$231	$—	$231	F	$231	$—	$231	F
Average daily number of slot machines	800	—	800	F	800	—	800	F
Average daily net win per table	$1,738	$—	$1,738	F	$1,738	$—	$1,738	F
Average daily number of tables	22	—	22	F	22	—	22	F
(continued)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012 (1)	$	%	2013	2012 (1)	$	%
Harlow's Casino
Net gaming revenues	$11,317	$12,777	$(1,460)	(11)%	$38,305	$41,127	$(2,822)	(7)%
Slot handle	$144,309	$162,042	$(17,733)	(11)%	$461,240	$504,359	$(43,119)	(9)%
Net slot revenues	$10,506	$11,672	$(1,166)	(10)%	$35,017	$37,365	$(2,348)	(6)%
Average daily net win per slot machine	$140	$155	$(15)	(10)%	$157	$167	$(10)	(6)%
Average daily number of slot machines	817	821	(4)	—%	816	819	(3)	—%
Average daily poker revenue (2)	$1,684	$697	$987	F	$754	$747	$7	1%
Average daily net win per table	$581	$780	$(199)	(26)%	$776	$890	$(114)	(13)%
Average daily number of tables	15	15	—	—%	15	15	—	—%
Riverwalk Casino
Net gaming revenues	$11,903	$—	$11,903	F	$38,495	$—	$38,495	F
Slot handle	$143,873	$—	$143,873	F	$457,729	$—	$457,729	F
Net slot revenues	$11,165	$—	$11,165	F	$36,220	$—	$36,220	F
Average daily net win per slot machine	$171	$—	$171	F	$185	$—	$185	F
Average daily number of slot machines	711	—	711	F	718	—	718	F
Average daily net win per table	$463	$—	$463	F	$608	$—	$608	F
Average daily number of tables	18	—	18	F	18	—	18	F
Total
Net gaming revenues	$76,538	$47,960	$28,578	60%	$210,458	$155,483	$54,975	35%

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

(2)	Harlow's poker room closed during July 2013.

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Number of thoroughbred live race days	104	112	(8)	(7)%
Net revenues:
Racing Operations	$50,687	$62,919	$(12,232)	(19)%
Gaming	79,832	49,493	30,339	61%
Online Business	48,522	45,593	2,929	6%
Other	6,605	6,872	(267)	(4)%
Total net revenues	$185,646	$164,877	$20,769	13%
Operating income	$10,173	$7,813	$2,360	30%
Operating income margin	5.5%	4.7%
Earnings from continuing operations	$9,158	$5,973	$3,185	53%
Diluted earnings from continuing operations per common share	$0.51	$0.34
Our total net revenues increased $20.8 million, primarily from the continuing expansion of our Gaming segment with the acquisitions of Riverwalk and Oxford.  Gaming revenues increased $30.3 million reflecting $12.6 million in revenues generated at Riverwalk, which was acquired on October 23, 2012 and $17.7 million in revenues generated at Oxford, which was acquired on July 17, 2013. Revenues generated by Racing Operations decreased $12.2 million as the loss of Florida hosting revenues at Calder more than offset a new September live racing meet at Churchill Downs. Online Business revenues increased $2.9 million primarily due to a 7.3% increase in handle during the three months ended September 30, 2013. Our operating income increased $2.4 million as compared with the same period of 2012 as the incremental operating income from our Riverwalk and Oxford acquisitions more than offset the loss of Calder hosting revenues and higher share based compensation expenses.  Further discussion of operating expenses and net revenues variances by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Purses & pari-mutuel taxes	$25,130	$30,575	$(5,445)	(18)%
Gaming taxes	20,521	11,850	8,671	73%
Depreciation and amortization	15,796	13,370	2,426	18%
Other operating expenses	92,838	83,032	9,806	12%
SG&A expenses	21,188	18,237	2,951	16%
Total	$175,473	$157,064	$18,409	12%
Percent of revenue	95%	95%

Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $9.8 million, primarily reflecting $11.4 million in operating expenses generated by Riverwalk and Oxford during the three months ended September 30, 2013. In addition, we incurred increased content costs of $0.5 million which corresponds to the 7.3% increase in pari-mutuel handle during the three months ended September 30, 2013. Finally, we incurred an increase of $0.8 million associated with the new September meet at Churchill Downs. Partially offsetting these increases was a decrease in other racing expenses of $2.3 million associated with Calder's loss of Florida host revenues. Furthermore, we benefited from a reduction in expenses associated with the development of Luckity and exchange wagering, which decreased $0.4 million during the three months ended September 30, 2013 compared to the same period of 2012.

•
Gaming taxes increased $8.7 million, which included gaming taxes of $8.3 million related to our acquisitions of Riverwalk and Oxford, in addition to higher revenues at Calder Casino. These increases were partially offset by the decline in revenue at Harlow's resulting from continued competitive pressures in the Mississippi market during the three months ended September 30, 2013.

•
Purses and pari-mutuel taxes decreased $5.4 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds to the 15.1% decrease in pari-mutuel handle compared to the same period of 2012.

•
SG&A expenses increased due to our acquisitions of Riverwalk and Oxford, which incurred $1.3 million in expenses during the three months ended September 30, 2013. In addition, share-based compensation increased $3.0 million associated with grants made under the New Company LTIP and previously awarded grants. Partially offsetting these amounts were reductions in executive severance expenses of $0.5 million, professional service expenditures of $0.4 million and annual bonus compensation of $0.3 million.

•	Depreciation and amortization expense increased $2.4 million during the three months ended September 30, 2013, primarily due to the impact of our acquisitions of Riverwalk and Oxford.
Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Interest income	$6	$31	$(25)	(81)%
Interest expense	(1,407)	(873)	(534)	(61)%
Equity in loss of unconsolidated investments	(887)	(471)	(416)	(88)%
Miscellaneous, net	4,438	569	3,869	F
Other income (expense)	$2,150	$(744)	$2,894	F
Income tax provision	$(3,165)	$(1,096)	$(2,069)	U
Effective tax rate	26%	16%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•	Miscellaneous, net increased $3.9 million primarily due to the recognition of the final HRE Trust Fund proceeds of $4.2 million related to the Illinois riverboat casino license.

•
Interest expense increased during the three months ended September 30, 2013, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisitions of Riverwalk, Oxford and MVG development.

•
Equity in loss of unconsolidated investments increased by $0.4 million during the three months ended September 30, 2013, related to preopening expenses of $0.5 million associated with our investment in MVG.

•
The effective tax rate for the three months ended September 30, 2013 was affected by benefits from 2012 and 2013 research tax credits, the timing of the recognition of benefits related to provision to return adjustments and the recognition of previously uncertain tax positions. The effective tax rate for the three months ended September 30, 2012 was affected by the recognition of $1.1 million of income tax benefits related to provision to return adjustments and the release of uncertain tax positions for items in which the statute of limitations had expired.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Churchill Downs	$8,645	$4,024	$4,621	F
Arlington	30,543	32,336	(1,793)	(6)%
Calder	9,009	23,187	(14,178)	(61)%
Fair Grounds	5,683	5,846	(163)	(3)%
Total Racing Operations	53,880	65,393	(11,513)	(18)%
Calder Casino	19,157	17,841	1,316	7%
Fair Grounds Slots	9,781	10,109	(328)	(3)%
VSI	8,443	8,089	354	4%
Harlow's Casino	12,082	13,454	(1,372)	(10)%
Oxford Casino	17,730	—	17,730	F
Riverwalk Casino	12,639	—	12,639	F
Total Gaming	79,832	49,493	30,339	61%
Online Business	48,733	45,826	2,907	6%
Other Investments	7,223	7,367	(144)	(2)%
Corporate Revenues	320	329	(9)	(3)%
Eliminations	(4,342)	(3,531)	(811)	(23)%
	$185,646	$164,877	$20,769	13%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $30.3 million, primarily reflecting revenue generated at Riverwalk, which was acquired on October 23, 2012 and Oxford, which was acquired on July 17, 2013. Despite the opening of a new, competing casino in South Florida during August 2013, Calder Casino revenues increased $1.3 million compared to the same period of 2012 from the implementation of strategies to utilize player database management tools to target rated players, as well as the closure of Internet cafes in the state of Florida,. Fair Grounds Slots and VSI revenues remained constant compared to the same period of 2012, as an increase in video poker revenues from the opening of a new video poker facility during January 2013 and the impact of temporary closures due to Hurricane Isaac during the prior year period were offset by softness in the Louisiana market during the three months ended September 30, 2013. Partially offsetting this overall increase was a decrease in net revenues of $1.4 million at Harlow's during the three months ended September 30, 2013. Harlow's revenue decline was driven by continued economic regional weakness and high unemployment, coupled with higher payroll taxes, as compared to the same period of 2012. In addition, disruptions on the casino floor from a conversion to a new high-limit slots area negatively impacted results.

•
Online Business revenues for the three months ended September 30, 2013 increased $2.9 million, reflecting a 7.3% increase in our pari-mutuel handle due to a 6% increase in unique players as well as a 7% increase in average daily wagering from existing players. In addition, Velocity revenues increased from the addition of a new high-volume wagering customer and incremental wagering from its existing customers.

•
Racing Operations revenues decreased $11.5 million, as revenues from a new twelve-day September live racing meet at Churchill Downs were more than offset by weakness at our other racetracks. Churchill Downs revenues increased $4.6 million, primarily due to pari-mutuel revenues related to the new September live racing meet, in addition to ancillary revenues from admissions, sponsorships and similar items. However, Calder revenues declined $14.2 million during the three months ended September 30, 2013, primarily due to the loss of Florida hosting revenues of approximately $9.3 million and lower revenues of $4.4 million associated with seventeen fewer live racing days during the period, as more fully discussed in Item 2., "Recent Developments" in this Quarterly Report on Form 10-Q. Arlington Park revenues decreased $1.8 million as two fewer live race days and inclement weather negatively impacted wagering and attendance during the three months ended September 30, 2013.

•	Other Investments revenues decreased $0.1 million, primarily due to lower print subscription and advertising revenues at Bluff, as it transitions to an electronic format for its periodicals.

Segment Adjusted EBITDA and Net Earnings
We use Adjusted EBITDA, a non-GAAP measure, as a key performance measure of our results of operations for purposes of evaluating performance internally. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share based compensation expenses, pre-opening expenses, including those of our equity investments, the impairment of assets and other charges and recoveries. We use the Adjusted EBITDA metric because we believe the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of our core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with GAAP. However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Racing Operations	$(907)	$2,049	$(2,956)	U
Gaming	20,569	12,672	7,897	62%
Online Business	12,998	9,917	3,081	31%
Other Investments	316	516	(200)	(39)%
Corporate	(1,215)	(905)	(310)	(34)%
Total Adjusted EBITDA	$31,761	$24,249	$7,512	31%
HRE Trust Fund proceeds	4,249	—	4,249	F
Share based compensation expense	(5,990)	(2,968)	(3,022)	U
Pre-opening costs	(500)	—	(500)	U
Depreciation and amortization	(15,796)	(13,370)	(2,426)	(18)%
Interest income (expense), net	(1,401)	(842)	(559)	(66)%
Income tax provision	(3,165)	(1,096)	(2,069)	U
Earnings from continuing operations	9,158	5,973	3,185	53%
Discontinued operations, net of income taxes	91	—	91	F
Net earnings	$9,249	$5,973	$3,276	55%
Excluding share based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Racing Operations	$(1,441)	$(2,166)	$725	33%
Gaming	(1,978)	(1,525)	(453)	(30)%
Online Business	(1,198)	(1,385)	187	14%
Other Investments	(168)	(198)	30	15%
Corporate Income	4,785	5,274	(489)	(9)%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $7.9 million, driven by the addition of Riverwalk Adjusted EBITDA of $3.2 million and Oxford Adjusted EBITDA of $5.4 million. Despite the opening of a new, competing casino within the South Florida market, Calder Casino Adjusted EBITDA increased $0.6 million as a result of successful targeted marketing efforts and the closure of Internet cafes within the state. Partially offsetting these increases was a decline in Harlow's Adjusted EBITDA of $0.8 million as compared to the same period of 2012. Harlow's challenging economy and continued revisions to its casino floor, to combat competitive pressures in the market and to implement a conversion of its poker facilities to additional, high-stakes slot positions, negatively impacted results. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $0.5 million compared to the same period of 2012 as softness in the Louisiana market more than offset the impact of Hurricane Isaac, which caused certain of our Louisiana properties to temporarily cease operations during the three months ended September 30, 2012.

•
Online Business Adjusted EBITDA increased $3.1 million during the three months ended September 30, 2013, reflecting a 7.3% increase in our pari-mutuel handle from continuing increases in average customer wagering. In addition Velocity Adjusted EBITDA improved from both the addition of a new high-volume wagering customer and increased wagering by existing customers. Finally, expenditures related to the launch of Luckity and the development of exchange wagering declined by $0.6 million, as compared to the same period of 2012.

•
Racing Operations Adjusted EBITDA decreased $3.0 million during the three months ended September 30, 2013, primarily due to a $4.2 million decline in Adjusted EBITDA at Calder, of which $2.7 million was associated with the loss of Florida hosting revenues, $1.3 million was associated with seventeen fewer live race days during the period and $0.2 million related to other ancillary items. In addition, Arlington Park Adjusted EBITDA declined $1.0 million due to two fewer live race days, the negative impact of inclement weather and smaller race field sizes and higher real estate taxes. Partially offsetting these declines was an increase in Adjusted EBITDA at Churchill Downs of $2.3 million generated by its new September live racing meet.

•
Other Investments Adjusted EBITDA decreased $0.2 million, as executive severance of $0.4 million recognized during the three months ended September 30, 2012 was partially offset by a decrease of $0.2 million at United Tote primarily due to the loss of a significant agreement during 2013.

•	Corporate Adjusted EBITDA decreased by $0.3 million, as the corporate management fee decrease of $0.5 million was partially offset by lower annual estimated bonus compensation expense.
The following other items affected net earnings from continuing operations during the three months ended September 30, 2013:

•
HRE Trust Fund proceeds of $4.2 million were recognized as miscellaneous other income during the three months ended September 30, 2013, reflecting Arlington's final share of the disbursement of funds related to the riverboat casino license surcharge.

•
Share based compensation expense increased $3.0 million compared to the same period of 2012, primarily due to expense associated with grants made under the New Company LTIP during 2013. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, was $10.2 million and $5.4 million, respectively, as of September 30, 2013. The weighted average period over which we expect to recognize the remaining compensation expense under the market condition awards and service period awards approximates 8 months and 32 months, respectively.

•
Pre-opening costs of $0.5 million were incurred during the three months ended September 30, 2013 associated with our investment in MVG, which is expected to open a video lottery facility and a new harness racing facility in December 2013.

•
Depreciation and amortization expense increased $2.4 million during the three months ended September 30, 2013 driven primarily by the Riverwalk and Oxford acquisitions. Depreciation expense within the Online Business increased $0.4 million due to increases in capital expenditures associated with technology-based assets, which was partially offset by a decrease in depreciation expense at United Tote as certain assets acquired in the 2009 acquisition were fully depreciated during 2012.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Number of thoroughbred live race days	284	290	(6)	(2)%
Net revenues:
Racing Operations	$235,887	$253,541	$(17,654)	(7)%
Gaming	218,808	160,200	58,608	37%
Online Business	143,969	142,330	1,639	1%
Other	18,828	17,818	1,010	6%
Total net revenues	$617,492	$573,889	$43,603	8%
Operating income	$95,268	$93,716	$1,552	2%
Operating income margin	15%	16%
Earnings from continuing operations	$60,515	$55,903	$4,612	8%
Diluted earnings from continuing operations per common share	$3.38	$3.20
Our total net revenues increased $43.6 million, primarily from the continuing expansion of our Gaming segment with the acquisitions of Riverwalk and Oxford.  Gaming revenues increased $58.6 million reflecting $40.9 million in revenues generated at Riverwalk, which was acquired on October 23, 2012 and $17.7 million in revenues generated at Oxford, which was acquired on July 17, 2013.  Revenues generated by Racing Operations decreased $17.7 million as strong Kentucky Oaks and Derby week revenues were more than offset by the loss of Florida hosting revenues at Calder and the loss of eighteen host days at Arlington during the nine months ended September 30, 2013. Online Business revenues increased $1.6 million during the nine months ended September 30, 2013, as organic customer growth at TwinSpires and Velocity was partially offset by the temporary expiration of Illinois legislation permitting Illinois residents to wager online.  Finally, Other operating revenues increased $1.0 million from incremental equipment sales at United Tote during the nine months ended September 30, 2013. For the nine months ended September 30, 2013, our operating income increased by $1.6 million primarily due to incremental operating income from the Riverwalk and Oxford acquisitions and strong Kentucky Oaks and Derby week results. Partially offsetting these improvements was a $6.1 million decrease in insurance recoveries and a $4.7 million increase in share based compensation expense. Further discussion of operating expenses and net revenues variances by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Purses & pari-mutuel taxes	$87,930	$98,822	$(10,892)	(11)%
Gaming taxes	50,546	38,542	12,004	31%
Depreciation and amortization	45,822	40,815	5,007	12%
Other operating expenses	277,459	254,002	23,457	9%
SG&A expenses	60,842	54,506	6,336	12%
Insurance recoveries, net of losses	(375)	(6,514)	6,139	(94)%
Total	$522,224	$480,173	$42,051	9%
Percent of revenue	85%	84%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $23.5 million, primarily reflecting $24.7 million in operating expenses generated by Riverwalk and Oxford during the nine months ended September 30, 2013. In addition, expenses generated by the Gaming segment increased $1.1 million due to a new video poker location in Louisiana and marketing expenses associated with the grand reopening of Harlow's during January 2013. Furthermore, we incurred increased expenses of $0.4 million related to the Company's real and personal property tax assessments. Finally, we incurred $1.1 million in increased salary expenditures associated with the continued development and support of our Online Business. Partially offsetting these increases were decreases in other racing expenses of $3.7 million associated with Calder's loss of Florida host revenues during the nine months ended September 30, 2013.

•	Gaming taxes increased $12.0 million, primarily due to our acquisitions of Riverwalk and Oxford, which incurred gaming taxes of $11.6 million during the nine months ended September 30, 2013.

•
Purses and pari-mutuel taxes decreased $10.9 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds with a 8.5% decrease in pari-mutuel handle compared to the same period of 2012.

•
SG&A expenses increased $6.3 million due to our acquisitions of Riverwalk and Oxford, which incurred $2.9 million in selling and general expenses during the nine months ended September 30, 2013. In addition, we incurred an increase of $4.7 million in share based compensation expense during the period, which includes expenditures related to grants made under the New Company LTIP. Finally, we recognized a recovery of $0.8 million in selling and general expenses at Calder Casino during the nine months ended September 30, 2012 related to a reimbursement of certain administrative expenditures associated with a slot machine referendum held during 2005. Partially offsetting these increases were reductions in non-recurring executive compensation expenditures of $1.3 million, professional and political consulting fees of $0.6 million and corporate contributions of $0.4 million during the nine months ended September 30, 2013.

•
Insurance recoveries, net of losses decreased $6.1 million during the nine months ended September 30, 2013 primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow's. Partially offsetting this decline was the recognition of recoveries of $0.4 million during the nine months ended September 30, 2013 associated with 2012 hail damage at Churchill Downs.

•
Depreciation and amortization expense increased $5.0 million during the nine months ended September 30, 2013, primarily due to the impact of acquisitions of Riverwalk and Oxford which incurred expenses of $5.0 million during the period.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Interest income	105	$84	$21	25%
Interest expense	(4,139)	(3,078)	(1,061)	(34)%
Equity in loss of unconsolidated investments	(1,682)	(1,255)	(427)	(34)%
Miscellaneous, net	5,468	639	4,829	F
Other income (expense)	$(248)	$(3,610)	$3,362	93%
Income tax provision	(34,505)	$(34,203)	$(302)	(1)%
Effective tax rate	36%	38%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous, net increased $4.8 million primarily due to the recognition of the final HRE Trust Fund proceeds of $4.5 million related to the Illinois riverboat casino surcharge during the nine months ended September 30, 2013.

•
Interest expense increased during the nine months ended September 30, 2013, primarily as a result of higher average outstanding debt balances under our revolving credit facility required for financing the acquisitions of Riverwalk, Oxford and MVG development.

•
Equity in loss of unconsolidated investments increased $0.4 million during the nine months ended September 30, 2013 due to preopening expenses of $0.9 million related to our investment in MVG, partially offset by the performance of our investment in HRTV, which improved by $0.5 million.

•	The effective tax rate for the nine months ended September 30, 2013 was affected by the recognition of income tax benefits related to 2012 and 2013 research and development tax credits.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Churchill Downs	$124,019	$113,716	$10,303	9%
Arlington	60,830	66,612	(5,782)	(9)%
Calder	28,825	48,524	(19,699)	(41)%
Fair Grounds	32,580	34,901	(2,321)	(7)%
Total Racing Operations	246,254	263,753	(17,499)	(7)%
Calder Casino	60,109	58,908	1,201	2%
Fair Grounds Slots	32,123	31,726	397	1%
VSI	27,449	26,466	983	4%
Harlow's Casino	40,533	43,100	(2,567)	(6)%
Oxford Casino	17,730	—	17,730	F
Riverwalk Casino	40,864	—	40,864	F
Total Gaming	218,808	160,200	58,608	37%
Online Business	144,626	142,999	1,627	1%
Other Investments	21,122	19,658	1,464	7%
Corporate Revenues	894	806	88	11%
Eliminations	(14,212)	(13,527)	(685)	(5)%
	$617,492	$573,889	$43,603	8%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $58.6 million, primarily reflecting revenue from the acquisitions of Riverwalk, which was acquired on October 23, 2012, and Oxford, which was acquired on July 17, 2013. Calder Casino revenues increased during the period as a result of directed marketing efforts implemented during the second quarter of 2013 and the closure of Florida Internet cafes offset continued regional competitive pressures from the opening of additional Miami casinos during January 2012 and August 2013. Fair Grounds Slots and VSI revenues increased $1.4 million compared to the same period of 2012, from local market share gains in addition to an increase in video poker revenues primarily due to the opening of a new video poker facility in January 2013. Partially offsetting these increases was a decrease in net revenues of $2.6 million at Harlow's during the nine months ended September 30, 2013 due to continued weakness in the region and disruptions from casino floor modifications to address competitive pressures.

•
Racing Operations revenues decreased $17.5 million, as strong Kentucky Oaks and Derby week results and the revenues from the new twelve-day September live racing meet at Churchill Downs were more than offset by weaknesses at the Company's other racetracks. Kentucky Oaks and Derby week revenues improved from the same period of 2012 due to revenues from a newly opened luxury facility, the Mansion, in addition to increased ticket sales and sponsorships and other new Kentucky Oaks and Derby week offerings. However, Calder revenues declined $19.7 million during the nine months ended September 30, 2013, primarily due to the loss of Florida hosting revenues of approximately $14.4 million and fewer live racing days revenue of $5.2 million, as more fully discussed in Item 2., "Recent Developments" in this Quarterly Report on Form 10-Q. Arlington revenues decreased $5.8 million compared to the same period of 2012, primarily due to the temporary cessation of Illinois ADW wagering, the loss of eighteen host days and poor weather conditions which hampered attendance and wagering. Host days are awarded in Illinois by the IRB to racetracks that are not conducting live horseracing, for which a host racetrack receives a percentage of earnings from pari-mutuel wagering activity at other racetracks throughout Illinois. Fair Grounds revenues declined $2.3 million during the nine months ended September 30, 2013 due to inclement weather conditions unfavorably impacting both the winter racing meet and Jazz Fest.

•
Online Business revenues increased $1.6 million, as organic customer growth at TwinSpires and Velocity was partially offset by the temporary expiration of legislation allowing Illinois residents to wager online. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, which had previously ceased on January 18, 2013. The impact of the legislation expiration represented a 3.8% decline in total handle during the nine months ended September 30, 2013 as compared to the same period of 2012.

•	Other Investments revenues increased $1.5 million, due primarily to an increase in equipment sales from United Tote.
Adjusted Segment EBITDA and Net Earnings
The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Racing Operations	$58,353	$58,419	$(66)	—%
Gaming	61,942	47,437	14,505	31%
Online Business	38,424	35,351	3,073	9%
Other Investments	1,399	243	1,156	F
Corporate	(3,380)	(3,182)	(198)	(6)%
Total Adjusted EBITDA	$156,738	$138,268	$18,470	13%
Insurance recoveries, net of losses	375	6,514	(6,139)	(94)%
HRE Trust Fund proceeds	4,541	—	4,541	F
Share based compensation expense	(15,567)	(10,867)	(4,700)	(43)%
Pre-opening costs	(1,211)	—	(1,211)	U
Depreciation and amortization	(45,822)	(40,815)	(5,007)	(12)%
Interest income (expense), net	(4,034)	(2,994)	(1,040)	(35)%
Income tax provision	(34,505)	(34,203)	(302)	(1)%
Earnings from continuing operations	60,515	55,903	4,612	8%
Discontinued operations, net of income taxes	90	(1)	91	F
Net earnings	$60,605	$55,902	$4,703	8%
Excluding corporate share based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Racing Operations	$(5,500)	$(6,318)	$818	13%
Gaming	(4,888)	(3,842)	(1,046)	(27)%
Online Business	(3,174)	(3,415)	241	7%
Other Investments	(443)	(435)	(8)	(2)%
Corporate Income	14,005	14,010	(5)	—%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $14.5 million, driven by the addition of Riverwalk Adjusted EBITDA of $12.7 million and Oxford Adjusted EBITDA of $5.4 million, which included an intercompany management fee of $1.3 million. Partially offsetting this increase was a decline in Harlow's Adjusted EBITDA of $2.7 million as compared to the same period of 2012 driven by general economic weakness and an increase in marketing expenses associated with the reopening of the facility during January 2013. Harlow's revenues weakened during the period due to what we believe to be lower customer discretionary spending in the region. In addition, during the third quarter of 2013, Harlow's experienced disruptions from modifying its casino floor to combat competitive pressures in the market and from expanding its high-stakes slot positions. Calder Casino recognized proceeds during the prior year of $0.8 million as a reduction to SG&A expense relating to a reimbursement of certain administrative expenditures for a prior year slot referendum. Excluding the prior year recovery, Calder Casino Adjusted EBITDA improved $0.5 million compared to the same period of 2012. Calder Casino was favorably impacted by its strategic player marketing efforts, the closure of Internet cafes in the state of Florida, and a successful advertising campaign, which mitigated the impact of a new, competing casino which opened during August 2013 in the South Florida region. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $0.6 million as the opening of a new video poker facility was more than offset by marketing expenditures during the nine months ended September 30, 2013. Furthermore, current year weakness more than offset the prior year impact of Hurricane Isaac, which caused certain of our properties to temporarily close during 2012, and impacted EBITDA by $0.4 million during the nine months ended September 30, 2012.

•
Online Business Adjusted EBITDA increased $3.1 million during the nine months ended September 30, 2013, reflecting a 2.1% increase in our pari-mutuel handle. Velocity Adjusted EBITDA increased from both the addition of a new high volume wagering customer and increased wagering by existing customers. In addition, our investment in HRTV improved $0.5 million during the nine months ended September 30, 2013. Partially offsetting these improvements was the temporary loss of Illinois ADW wagering from January 18, 2013 to June 7, 2013. During the nine months ended September 30, 2013, the cessation of Illinois ADW wagering generated a handle decline of $25.6 million with a corresponding decline in Adjusted EBITDA of approximately $1.2 million. In addition, the Online Business incurred $1.9 million in expenses associated with the continuing development of Luckity and exchange wagering, a decrease of $0.3 million as compared to the same period of 2012.

•
Racing Operations Adjusted EBITDA remained consistent with the nine months ended September 30, 2012. Churchill Downs Adjusted EBITDA improved $8.6 million from increased profitability from Kentucky Oaks and Derby week and its new September live racing meet. Offsetting these improvements was a $6.0 million decline in Adjusted EBITDA at Calder of which approximately $4.2 million was associated with the loss of Florida hosting revenues, approximately $1.3 million was associated with fewer live racing days and approximately $0.4 million with other ancillary items during the nine months ended September 30, 2013. Furthermore, Arlington Adjusted EBITDA declined $1.6 million due to eighteen fewer host days and a decline in pari-mutuel handle of 6.4%. Finally, Fair Grounds Adjusted EBITDA decreased $1.1 million due to inclement weather conditions unfavorably impacting both the winter racing meet and Jazz Fest.

•	Other Investments Adjusted EBITDA increased $1.2 million, primarily due to incremental equipment sales at United Tote.
The following other items affected net earnings from continuing operations during the nine months ended September 30, 2013:

•
Insurance recoveries, net of losses, decreased $6.1 million during the nine months ended September 30, 2013 primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow's. Partially offsetting this decline was the recognition of recoveries of $0.4 million during the nine months ended September 30, 2013 associated with 2012 hail damage at Churchill Downs.

•
HRE Trust Fund proceeds of $4.5 million were recognized as miscellaneous other income during the nine months ended September 30, 2013, reflecting Arlington's final share of the disbursement of funds related to the riverboat casino license surcharge.

•	Share based compensation expense increased $4.7 million compared to the same period of 2012 primarily due to expenses associated with grants made under the New Company LTIP.

•
Pre-opening costs of $1.2 million were incurred during the nine months ended September 30, 2013 associated with our investment in MVG, which is expected to open a video lottery facility and a new harness racing facility in December 2013.

•
Depreciation and amortization expense increased $5.0 million during the nine months ended September 30, 2013 driven primarily by the Riverwalk and Oxford acquisitions. Depreciation expense at Churchill Downs increased $1.2 million, in part due to the acceleration of depreciation related to the Trackside training facility. Depreciation expense at United Tote decreased $1.7 million as certain assets acquired in the 2009 acquisition were fully depreciated during 2012.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of September 30, 2013 and December 31, 2012 (in thousands):

			Change
	September 30, 2013	December 31, 2012	$	%
Total assets	$1,287,813	$1,114,337	$173,476	16%
Total liabilities	$563,585	$470,042	$93,543	20%
Total shareholders' equity	$724,228	$644,295	$79,933	12%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Total assets increased primarily due to assets assumed and intangibles recorded of $161.1 million, net of cash, associated with the Oxford acquisition. Excluding Oxford, significant other changes within total assets include increases in other assets of $29.2 million. The increase in other assets is primarily due to our investment in MVG of $27.0 million during the nine months ended September 30, 2013, partially offset by our equity losses from the joint venture.

Partially offsetting these increases were decreases in accounts receivable of $7.2 million and other intangible assets, net of $4.4 million during the nine months ended September 30, 2013. The decrease in accounts receivable reflects the collection of amounts associated with the 2013 Kentucky Oaks and Kentucky Derby, less amounts billed for the 2014 event. The decrease in other intangible assets, net primarily reflects the amortization of definite lived assets associated with our acquisitions of Harlow's, Riverwalk and Oxford.

•
Significant changes within total liabilities include an increase in current and long-term debt of $115.1 million, reflecting borrowing to fund the Oxford acquisition. In addition, accounts payable increased $8.3 million reflecting horsemens' liabilities associated with the twelve-day September live racing meet at Churchill Downs and increase in the Online Business deposit liabilities. Finally, income taxes payable increased $7.2 million reflecting liabilities generated by the Company's current year net earnings.

Partially offsetting these increases were decreases of $33.3 million in deferred revenues primarily due to the recognition of revenue related to the 2013 Kentucky Oaks and Derby. In addition, accrued expenses decreased $4.0 million primarily due to the payment of 2012 annual discretionary bonuses and the reclassification of equity compensation awards to shareholders' equity.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
Cash flows from:	2013	2012	$	%
Operating activities	$114,373	$102,109	$12,264	12%
Investing activities	$(220,942)	$(35,914)	$(185,028)	U
Financing activities	$113,143	$(63,521)	$176,664	F
Significant items affecting the comparability of our liquidity and capital resources include:

•
The increase in cash provided by operating activities is due, in part, to the acquisitions of Riverwalk and Oxford, the increased profitability of Kentucky Oaks and Derby week and the receipt of the HRE Trust Fund proceeds. In addition, an improvement in accounts receivable collections contributed to an increase in cash associated with working capital changes of $6.4 million. Partially offsetting these improvements was the loss of Florida hosting revenues at Calder and the earlier invoicing of 2013 Kentucky Oaks and Derby sales during 2012 as compared to the prior year. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the acquisition of Oxford for $154.9 million, net of cash acquired. In addition, other increases in investing activities include the receipt of $10.4 million in insurance proceeds during the nine months ended September 30, 2012 related to the Harlow's flood and wind claims and the Churchill Downs hail claim. Finally, capital contributions to our joint venture, MVG, increased $20.5 million during the nine months ended September 30, 2013, compared to the same period of 2012. Partially offsetting these increases was a $6.7 million decline in acquisition of business due to the 2012 acquisition of Bluff.

•
The increase in cash provided by financing activities is primarily due to an increase in net borrowings under our revolving credit facility of $172.6 million during the nine months ended September 30, 2013, which was incurred primarily to finance the acquisitions of Riverwalk and Oxford. In addition, cash increased $10.1 million from the acceleration of the 2012 annual dividend payment from the first quarter of 2013 to the fourth quarter of 2012. Partially offsetting these increases was a decrease of $3.1 million associated with the repurchase of shares of common stock to satisfy income tax withholding obligations on the related compensation.

As part of our MVG joint venture, we incurred obligations to fund future capital contributions to the joint venture, which we expect to approximate $72.2 million during 2013. During the nine months ended September 30, 2013, the Company funded $27.0 million in capital contributions to the joint venture. In total, the Company and DNC will contribute up to $222.0 million in equity contributions to MVG. During the nine months ended September 30, 2013, there were no material changes in our commitments to make future payments or in our contractual obligations. As of September 30, 2013, we were in compliance with the debt covenants of our revolving credit facility and had $168 million of borrowing capacity under our revolving credit facility.

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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Maintenance-related capital expenditures	$13,807	$13,165	$642	5%
Capital project expenditures	16,051	12,291	3,760	31%
Additions to property and equipment	$29,858	$25,456	$4,402	17%
Net cash provided by operating activities	$114,373	$102,109	$12,264	12%
Maintenance-related capital expenditures	(13,807)	(13,165)	(642)	5%
Free cash flow	$100,566	$88,944	$11,622	13%
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
The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs.  The Amended Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2013, we were in compliance with all covenants under the Amended Credit Facility, and substantially all of our assets continue to be pledged as collateral under the Amended Credit Facility.
Stock Repurchase Program
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our Amended Credit Facility. We are not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the nine months ended September 30, 2013, the Company did not repurchase any shares of stock under the program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2013, we had $324.8 million outstanding under our revolving credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce annual earnings and cash flows from operating activities by $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992, ("1992 Framework"), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2013, the Company is using the 1992 Framework.

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
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the "Complaint") against the Illinois Department of Revenue (the "Department"). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On October 11, 2013, depositions were taken from the plaintiffs. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.

KENTUCKY DOWNS
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company's ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company's ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company's motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP's motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court's assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013 on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. The parties are now awaiting a ruling from the Simpson County Circuit Court.
TEXAS PARI-MUTUEL WAGERING
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from Texas residents via TwinSpires.com. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013.
BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007 and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties' motions for summary judgment, and a trial date has not yet been set. The parties are continuing to seek a resolution to their claims, and the Company expects to resolve this matter during 2013.

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
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/13-7/31/13	—			—	$100,000,000	(2)
8/1/13-8/31/13	—		$—	—	—
9/1/13-9/30/13	25,941	(1)	$86.52	—	—
	25,941		$86.52	—	$100,000,000
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

CHURCHILL DOWNS INCORPORATED

October 30, 2013	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

October 30, 2013	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document