Form 10-K
period 2013-12-31
CHURCHILL DOWNS INC
filed 2014-02-26
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2014, 17,944,490 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2013 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $1,095,622,642.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2014 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The exhibit index is located on pages 111-114.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS

A.	Introduction
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. We offer gaming products through our casinos in Mississippi, our slot and video poker operations in Louisiana, our slot and poker operations in Florida, our slot and table games operations in Maine and our video lottery terminal joint venture facility in Ohio. We were organized as a Kentucky corporation in 1928. Our principal executive offices are located at 600 North Hurstbourne Parkway, Suite 400, Louisville, Kentucky, 40222.
We manage our operations through four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which we acquired on July 17, 2013. Oxford operates approximately 850 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 710 slot machines, 22 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,140 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 780 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012;

•
Our equity investment in Miami Valley Gaming & Racing, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has 1,600 video lottery machines; and

•	Our other minor investments.

B.	Acquisition, Development & Disposal Activity
Oxford
On July 17, 2013, the Company completed its acquisition of Oxford in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with various dining facilities on approximately 130 acres of land. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its senior secured credit facility. During December 2013, Oxford continued an expansion of its facilities, adding an additional 46 slot machines and four table games. An additional twelve slot machines will be added to the facilities during 2014.
Riverwalk
On October 23, 2012, we completed our acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio.
Through the joint venture agreement, the Company and DNC formed a new company, MVG, which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility.  During the years ended December 31, 2013 and 2012, the Company funded $70.5 million and $19.9 million in initial capital contributions to the joint venture, respectively. The Company anticipates providing funding of $24.0 million to MVG during 2014. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence.
Construction began in December 2012 on the new gaming and racing facility in Lebanon, Ohio on a 120-acre site. On December 12, 2013, MVG commenced operations at the new facility. The new facility features 1,600 video lottery terminals, a racing simulcast center, and a 5/8-mile harness racetrack which can accommodate more than 1,000 harness-racing fans in an indoor grandstand. MVG has invested approximately $212.0 million in the new facility, which includes a $50.0 million license fee payable to the Ohio Lottery Commission.
Bluff
Bluff, which was acquired in February 2012, operates a poker periodical, BLUFF Magazine and BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. On December 18, 2013, we completed the sale of 100% of the assets of Fight! Magazine ("Fight"), a division of Bluff.
Kentucky Off-Track Betting, LLC
Kentucky Off-Track Betting, LLC ("KOTB") owned and operated facilities for the simulcasting of races and the acceptance of wagers on such races at Kentucky locations other than a racetrack. OTBs developed by KOTB provided additional markets for the intrastate simulcasting of and wagering on Churchill Downs’ live races and interstate simulcasting of and wagering on out-of-state signals. We held a 25% ownership stake in KOTB, which ceased operations during June 2013. KOTB did not contribute significantly to our operations and its closure did not have a material impact on our results of operation.

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
Churchill Downs
The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands, luxury suites and a stabling area. The Churchill facility accommodates approximately 55,600 persons in our clubhouse, grandstand, Jockey Club Suites, Finish Line Suites, and Mansion. The facility also includes a simulcast wagering facility designed to accommodate 1,500 persons, a general admissions area, and food and beverage facilities ranging from concessions to full-service restaurants. The Churchill facility also has a saddling paddock, accommodations for groups and special events, parking areas for the public, our racetrack office facilities, and includes permanent lighting in order to accommodate night races. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. During January 2013, the facility opened a new simulcast wagering facility, "The Parlay", designed to accommodate 600 persons, which is Churchill Downs' simulcast wagering facility during the months outside of its live racing meets and houses the track's media operations in the weeks leading up to the Kentucky Derby. The facility also opened a new hospitality venue, "The Mansion", during the second quarter of 2013. The Mansion, located on the sixth floor of the Clubhouse, is used primarily during the Kentucky Derby and Kentucky Oaks. The Mansion has accommodations for 296 guests and offers settings in its Dining Room, Living Room, Library, Parlor and Veranda. During the second quarter of 2014, the Churchill facility is expected to open the Grandstand Terrace and Rooftop Garden. This new area will offer nearly 2,400 new seats, and it will expand and update the restrooms, wagering windows and food and beverage offerings. Additionally, during the second quarter of 2014, the Churchill facility expects to complete the installation of a 15,224 square foot, state of the art high-definition video board, which will provide an enhanced viewing experience for patrons.
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
Fair Grounds
The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one-mile dirt track, a seven-eighths (7/8) mile turf track, permanent grandstands and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters that can accommodate 132 persons and approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities.

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
Racing Calendar
The following table is a summary of our expected 2014 and actual 2013 live thoroughbred racing dates and the number of live racing days for each of our four racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2014		2013
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 26 - June 29	38	April 27 - June 30	38
September Meet	Sept. 4 - Sept 28	12	Sept. 5 - 29	12
Fall Meet	Oct. 26 - Nov. 30	26	Oct. 27 - Nov. 30	25
		76		75
Calder Race Course
Calder Meet	Jan. 1 - Aug. 31	119	April 6- Aug. 31	76
Tropical Meet	Sept. 1 - Dec. 31	40	Sept. 1 - Dec. 31	53
		159		129

Arlington	May 2 - Sept. 28	89	May 1 - Sept. 30	89

Fair Grounds
Winter Meet 12/13			Jan. 1 - Mar. 31	56
Winter Meet 13/14	Jan. 1 - Mar. 30	59	Nov. 22 - Dec. 31	25
Winter Meet 14/15	Nov. 20 - Dec. 31	26
		85		81

Total thoroughbred race dates		409		374

During 2014, MVG expects to conduct 66 days of live harness racing during the months of February through May.

D.	Simulcast Operations
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
Off-Track Betting Facilities
Eleven of our OTBs are collectively branded “Trackside” to create a common identity for our OTB operations. Trackside Louisville ceased operating as a simulcast wagering facility during 2013. Historically, Trackside Louisville opened as a simulcasting wagering facility on big event days such as the Kentucky Derby and the Kentucky Oaks and during days the Churchill facility was being prepared for special events. It is an extension of Churchill Downs and is located approximately five miles from the Churchill facility. This 100,000 square-foot property, on approximately 88 acres of land, is a thoroughbred training and stabling annex and will operate only as such going forward. It previously also had audio visual capabilities for pari-mutuel wagering, seating for approximately 3,000 persons, parking, and related facilities for simulcasting races. The Company is currently assessing other opportunities for use of this property and during 2012, we reviewed the useful lives of assets at this facility and commenced accelerated depreciation on certain long-term assets. We have determined that no impairment has occurred for these assets as of December 31, 2013.
Arlington operates eleven Trackside OTBs that accept wagers on races at Arlington as well as on races simulcast from other locations. One OTB is located on the Arlington property and another is located in East Moline, Illinois on approximately 122 acres. Arlington also leases an OTB located in Waukegan, Illinois consisting of approximately 25,000 square feet. Arlington operates eight OTBs within existing non-owned Illinois restaurants under license agreements. These OTBs are located in Chicago, which was relocated from its previous location in June 2012, Orland Hills, Villa Park, Rockford, South Elgin, McHenry, Hodgkins and Aurora and opened in April 2012, July 2011, December 2009, December 2002, June 2003, December 2007 and April 2013, respectively.
Fair Grounds operates twelve OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. The Gentilly OTB is located on the Fair Grounds property. Another is located in Kenner, Louisiana and consists of approximately 4.3 acres. Fair Grounds also leases ten OTBs located in these southeast Louisiana communities: Chalmette, consisting of approximately 8,000 square feet of space; Covington, which consists of approximately 7,000 square feet of space; Elmwood, which consists of approximately 15,000 square feet of space; Gretna, which consists of approximately 20,000 square feet of space; Houma, which consists of approximately 10,000 square feet of space; LaPlace, which consists of approximately 7,000 square feet of space; Metairie, which consists of approximately 9,000 square feet of space; Boutte, which consists of approximately 10,000 square feet of space; Thibodaux, which consists of approximately 5,000 square feet of space; and Westwego, which consists of approximately 5,000 square feet of space. Video poker is offered at Chalmette, Kenner, Elmwood, Gretna, Houma, LaPlace, Boutte, Metairie, Thibodaux and Westwego.

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
In addition, TwinSpires provides to other entities and earns commissions from white label advance deposit wagering products and services. Under these arrangements, TwinSpires typically provides an advance deposit wagering platform and related operational activities while the other entities typically provide a brand name, marketing and limited customer functions. Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires. Velocity operates an ADW business that is licensed in the British Dependency Isle of Man focused on high wagering-volume international customers and Luckity operates an ADW business that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces.

F.	Gaming Operations
On July 17, 2013, we completed the acquisition of Oxford in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines and 22 table games and dining facilities on approximately 130 acres of land.
On October 23, 2012, we completed the acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 725 slots machines and 18 table games, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land.
On December 16, 2010, we completed the acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000-square foot casino with approximately 900 slot machines and 21 tables games, a 105-room attached hotel, a 2,600-seat entertainment center and three dining facilities. Harlow’s is located on approximately 78 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi. The property is visible from the highway and is the first gaming facility encountered when crossing the Greenville Bridge into Mississippi from Arkansas. On May 12, 2011, the property sustained flood damage to its 2,600-seat entertainment center and a portion of its dining facilities. On June 1, 2011, we resumed casino operations with temporary dining facilities. During December 2012 and January 2013, we completed the renovation and improvement projects, which included a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.

On January 22, 2010, we opened a slot facility, Calder Casino, which is adjacent to Calder and offers approximately 1,140 slot machines in a single-level, 104,000 square foot facility and a poker room operation branded “Studz Poker Club”. Calder is the sole thoroughbred racetrack in Miami-Dade County, Florida to offer both live and import simulcast pari-mutuel wagering in addition to a casino facility. The facility offers three dining options, including a buffet dining area, a centrally located bar with a separate casual dining area and a “grab and go” dining option.
During October 2008, we opened our permanent 33,000-square-foot slot operations facility, Fair Grounds Slots, adjacent to Fair Grounds, which operates approximately 620 slot machines. The facility includes two concession areas, a bar adjacent to the gaming floor, a renovated simulcast facility and other amenities for gaming and pari-mutuel wagering patrons.
VSI is the operator of approximately 780 video poker machines at ten OTBs operated by Fair Grounds.
We intend to continue to pursue expanded gaming opportunities with the goal of broadening our market, and thereby increasing gaming revenues.

G.	Information and Totalisator Services
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
We manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses through our subsidiary, United Tote. United Tote provides totalisator services, which accumulate wagers, record sales, calculate payoffs and display wagering data to patrons who wager on horseraces. United Tote has contracts to provide totalisator services to a significant number of third-party racetracks, OTBs and other pari-mutuel wagering businesses, in addition to providing these services at many of our facilities.

H.	Sources of Revenue
Our racing revenues include commissions on pari-mutuel wagering at our racetracks and OTBs, plus simulcast host fees earned from other wagering sites. In addition, amounts include ancillary revenues generated by the pari-mutuel facilities including admissions, sponsorships and licensing rights and food and beverage sales. Our gaming revenues are primarily generated from slot machines, video poker, poker card room and table games and ancillary revenues such as hotel and food and beverage sales. Our online revenues are generated by our ADW business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. Finally, our other revenues are primarily generated by United Tote and our other minor subsidiaries.
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
Horseracing and Pari-Mutuel Wagering Regulations
Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including, but not limited to, the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Commission (“KHRC”), the Louisiana State Racing Commission (“LSRC”), the Ohio State Racing Commission (“OSRC”) and the Oregon Racing Commission (“ORC”).
In the United States, interstate pari-mutuel wagering on horseracing is subject to the Interstate Horseracing Act (“IHA”) and its amendment in 2000. As a result of this statute, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horseracing events to other licensed establishments.
Kentucky
Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRC. The KHRC is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets, to participate in simulcasting and to accept ADW wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. During October 2013, Churchill Downs received re-approval to conduct its twelve-day September meet again during 2014, in addition to its traditional spring and fall racing meets.
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the IRB. Generally, there is no substantial change from year to year in the number of racing dates awarded to each racetrack. In January 2014, the IRB appointed Arlington the host track in Illinois for 23 simulcast host days, which is a decrease of three simulcast host days compared to the same period of 2013, but awarded Arlington three additional live host days during 2014, as compared to the prior year. The total host day allocation awarded to Arlington during 2014 did not change from the prior year.
During November 2013, Illinois racetracks and horsemen’s groups reached an agreement to extend Illinois’s account wagering law, which was scheduled to expire on January 31, 2014. On January 29, 2014, the Illinois legislature approved regulations to reauthorize ADW wagering though January 2017 and will impose an incremental surcharge on winning wagers of 0.2%, in addition to the current surcharge of 0.18%. The legislation was approved by the Illinois legislature and signed by the Governor of Illinois during January 2014.
Florida
In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races but does not approve the specific live race days. Calder may face direct competition from other Florida racetracks, including Miami-area racetracks, and host more or fewer live racing dates in the future. In recent years,

Calder has elected to conduct fewer days of live racing in order to increase purses and maximize the quality of the racing product. Race date requests to the DPW for the 2014-2015 racing season are due on February 28, 2014, and Calder has not yet finalized its submission.
On February 28, 2013, Calder and Gulfstream Park submitted amended applications to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the “Division”) for the twelve month racing season beginning July 1, 2013. The Division approved Calder’s live race meet to run three days a week (Friday through Sunday) from July 1, 2013 to June 30, 2014, and Gulfstream Park’s live race meet to run from July 1, 2013, to June 30, 2014. Pursuant to the licenses granted, Calder and Gulfstream Park will simultaneously conduct live thoroughbred racing, in certain months, during 2013 and 2014. On July 6, 2013, Calder and Gulfstream Park conducted their first simultaneous live racing performances, and both racetracks are scheduled to continue to overlap live racing on certain dates through June 2014. This overlapping of live racing has resulted in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida, which negatively affected Calder’s ability to achieve full field horse races and to generate handle on live racing.
Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of state interstate horseracing signals. When two or more thoroughbred racetracks operate live meets concurrently, other wagering sites must choose a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida’s three thoroughbred racetracks began claiming that they were all host tracks on a year round basis.
On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the “DOAH”) challenging the other racetracks' interpretation that they may conduct interstate simulcasting, and whether it is a valid interpretation of state law and the Interstate Horseracing Act of 1978. Calder believes that Florida statutes require at least three days of live racing per week to be considered a host track. Three days prior to the hearing, the Division moved to abate the case and go to rulemaking, which was granted. On June 28, 2013, a rule workshop was held, comments were submitted, and the Division had until July 26, 2013, to notify the Administrative Law Judge at the DOAH of the progress of the rulemaking of the Division. On July 23, 2013, the Division proposed a modification to state law which would permit multiple hosts, if the racetracks conducted at least two days of live racing per week.
On October 14, 2013, the Florida Legislature Joint Administrative Procedures Committee (the “Committee”) issued a letter to the Division challenging the Division’s authority to interpret Florida statutes and to permit thoroughbred racetracks to operate fewer than three live racing days per week to be considered host tracks. A public hearing on November 7, 2013 was held by the Division to address the Division’s proposed rules and, after taking comments from thoroughbred permit holders and other interested parties, the Division issued a Notice of Change on November 27, 2013, that thoroughbred permit holders must conduct three days of live racing per week in order to qualify as a host track. The Division has scheduled a rule hearing on March 6, 2014 to promulgate a rule which will further define thoroughbred hosting eligibility in Florida. Until Florida legal and regulatory matters related to this issue are resolved, we do not fully know the long-term implications of overlapping race dates on our business, financial condition and results of operations.
Louisiana
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
Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted fourteen days of quarter horseracing in 2013 and eight days of quarter horseracing in 2012.
Other States
TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states such as California, Illinois, Idaho, Kentucky, Maryland, Virginia and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.
The total number of days on which each racetrack conducts live thoroughbred racing fluctuates annually according to each calendar year and the determination of applicable regulatory activities. A substantial change in the allocation of live racing days at any of our four racetracks could significantly impact our operations and earnings in future years.

Gaming Regulations
The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines are maintained by a single gaming control board for the regulation of gaming in Louisiana. This board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exist in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board could have a material, adverse impact on our business, financial condition and results of operations.
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
The ownership and operation of casino gaming facilities in the State of Maine is subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Maine Gambling Control Board (the “MGCB”). The laws, regulations and supervisory procedures of the MGCB are based upon declarations of public policy that are concerned with, among other things: (1) the regulation, supervision and general control over casinos and the ownership and operation of slot machines and table games; (2) the investigation of complaints made regarding casinos; (3) the establishment and maintenance of responsible accounting practices and procedures; (4) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping; and (5) the prevention of cheating and fraudulent practices. The regulations are subject to amendment and interpretation by the MGCB. Changes in Maine laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Maine gaming operations. The failure to comply with the rules and regulations of the MGCB could have a material, adverse impact on our business, financial condition and results of operations.
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
Video Lottery was introduced in the State of Ohio in 2012 when the Governor of Ohio signed Executive Order 2011-22K, which authorized the Ohio Lottery Commission ("the OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation, but primarily the licensing and regulatory control of the OLC. The laws, regulations and supervisory procedures of the OLC include 1) regulating the licensing of video lottery sales agents (VLSA), key gaming employees and VLT manufacturers, 2) collecting and disbursing VLT revenue and 3)maintaining compliance in regulatory matters. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business, financial condition and results of operations.

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
Legalized gaming is currently permitted in various forms in many states and Canada. Other jurisdictions could legalize gaming in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming opportunities could have a material, adverse impact on our business, financial condition and results of operations.
All of our racetracks face competition in the simulcast market. Approximately 43,830 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 3,560 races each year, or about 8.1% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on purse size. In recent years, this competition has increased as more states legalize gaming, allowing slot machines at racetracks with mandatory purse contributions. Over 88 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our ADW business.
Louisville, Kentucky
Churchill Downs faces competition from free-standing casinos and racetracks which are combined with casinos (“racinos”) in neighboring states. Currently, three Indiana casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. Additionally, Hoosier Park operates 2,000 slot machines, and Indiana Grand Racing & Casino operates 1,900 slot machines. This has resulted in increased purses at those Indiana racetracks. During 2009, the Ohio voters passed a referendum to allow four casinos in Ohio, and, during 2011, the state legislature passed legislation allowing Ohio’s seven racetracks to apply for video lottery licenses.
Separate casino projects in Columbus, Toledo, Cleveland and Cincinnati opened during 2012 and 2013. We believe that the potential expansion of gaming at Ohio racetracks could provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses.
On October 28, 2011, Aqueduct Racetrack opened a gaming facility with more than 2,400 video lottery terminals and electronic table games. An additional 2,500 gaming machines were added in December 2011 as part of a further expansion of the facility. As a result of the addition of gaming activities, we expect that New York purse payments will be enhanced as compared to their historical levels. These enhanced purses could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.
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
On January 22, 2010, Calder Casino commenced operations and features approximately 1,140 slot machines. Calder Casino competes with three established casinos in Broward County just to the north of Miami-Dade County, and an additional casino which opened during February 2014. We also face competition from Native American casinos, such as the Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for pari-mutuel gaming facilities, Native American casinos, which are not taxed at the same rates, are generally able to spend more money marketing their facilities to consumers.
On November 9, 2011, we petitioned the Florida Supreme Court to grant discretionary review of Calder Race Course, Inc., vs. Florida Department of Business and Professional Regulation and South Florida Racing Association, LLC, and reverse the Florida First Appellate Court’s decision which allows for the opening of a slot machine facility at Hialeah Race Course, located approximately twelve miles from Calder. On April 27, 2012, the Florida Supreme Court declined to consider a review of our petition, upholding the decision of the lower court. Hialeah Race Course subsequently commenced construction of a casino with approximately 900 slot machines which opened during the summer of 2013. The operation of a slot machine facility at Hialeah Race Course could have a material, adverse impact on our business, financial condition and results of operations.
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
New Orleans, Louisiana
Fair Grounds competes in the New Orleans area with two riverboat casinos and one land-based casino. With approximately 620 slot machines, Fair Grounds competes with Harrah’s land-based casino, which is the largest and closest competitor to Fair Grounds. Additionally, Fair Grounds faces significant gambling competition along the Mississippi Gulf Coast. Fair Grounds also competes with video poker operations located at various OTBs, truck stops and restaurants in the area.
Oxford, Maine
Oxford, which opened during June 2012, competes in the State of Maine with one other casino in Bangor, Maine known as Hollywood Slots, which opened in November 2005. Oxford is located approximately 120 miles south of Hollywood Slots. Oxford also anticipates it will compete with the Massachusetts gaming market which legalized gaming in November 2011, through legislation authorizing three resort style casinos and one slot machine parlor in the state. Massachusetts has not yet commenced any gaming operations.
Greenville, Mississippi
Harlow’s competes in Mississippi with a variety of riverboat and land-based casinos. Our principal local competitor in Greenville is Trop Casino, which is currently renovating its facilities. Harlow’s also faces regional competition from a casino in Lula, Mississippi and from two locations in Arkansas. Both Arkansas locations offer pari-mutuel wagering on live and simulcast racing and other electronic games of skill such as blackjack, video poker, and electronic roulette. In addition, historical racing machines are offered at one of the Arkansas locations.
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
Advance Deposit Wagering
TwinSpires competes with other ADW businesses for both customers and racing content, and TwinSpires also competes with online gaming sites. Our competitors include, but are not limited to, Betfair Limited (d/b/a TVG), the Stronach Group (d/b/a XpressBet), Premier Turf Club, Lien Games, AmWest Entertainment, The New York Racing Association (d/b/a NYRA), Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.
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
Totalisator Business
We acquired United Tote through our acquisition of Youbet on June 2, 2010. United Tote provides totalisator services, which accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner to patrons who wager on horseraces. Our competitors are primarily Sportech and AmTote International, Inc. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies. United Tote competes primarily on the basis of the design, performance, reliability and pricing of its products and contract services.
United Tote has contracts to provide totalisator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalisator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.

K.	Legislative Changes
Federal
Federal Internet Gaming
On November 14, 2013, Washington Representative Jim McDermott introduced the Internet Gambling Regulation and Tax Enforcement Act of 2013 (“HR 3491”) to tax federally-sanctioned Internet wagering potentially made legal by the Internet Gambling Regulation, Enforcement, and Consumer Protection Act of 2013 ("HR 2282") or similar legislation. HR 3491 would create up to a 12% deposit tax on amounts deposited by players for Internet wagering, an amount to be paid by licensed operators, not by players. The federal government would collect 4% of the tax, with up to 8% going to the state or Indian tribe where the wager is placed.
On July 16, 2013, a subcommittee of the U.S. Senate Commerce Committee held a hearing which focused on the ramifications of the December 23, 2011 Department of Justice opinion that reversed a long-held interpretation of the Wire Act of 1961 (the “Wire Act”), which had historically narrowed the scope of the Wire Act to sports wagering. The Department of Justices’ opinion permitted individual states to offer online games of chance and skill on an intrastate basis.
On July 11, 2013, Texas Representative Joe Barton introduced the Internet Poker Freedom Act of 2013. The proposed legislation would create a federal regulatory and licensing structure that would allow established commercial and tribal casinos as well as gaming suppliers to obtain a license to offer interstate online poker. The U.S. Department of Commerce and National Indian Gaming Commission, as well as qualified state and tribal regulators, would be given oversight authority under the terms of the legislation. States would be allowed to “opt-out” of the federal system.
On June 6, 2013, New York Representative Peter King introduced HR 2282 to legalize all forms of Internet wagering, with the exception of sports betting. HR 2282 would establish a federal structure to license and regulate providers of Internet gaming. Under the proposed legislation, Internet gaming operators would be able to obtain licenses from the Department of Treasury or state or tribal authorities authorizing them to accept wagers over the Internet from individuals in the U.S. or outside the U.S. Individual states would be able to “opt-out” and prohibit or limit Internet gambling within their borders by notifying the Secretary of Treasury.
At this point, it is difficult to assess the probability of passage of proposed legislation at the federal level, the form of any final legislation, or its impact on our business, financial condition and results of operations.
Wire Act of 1961 - Federal Clarification
On December 23, 2011, the U.S. Department of Justice clarified its position on the Wire Act, which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined, in a written memorandum, that the Wire Act applied only to a sporting event or contest but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department opinion could be interpreted to allow Internet gaming on an intrastate basis. Since the issuance of this opinion, there have been actions taken by various state legislatures to either further enable or further limit Internet gaming opportunities for their residents and businesses, and we anticipate that other states may follow. At this point, we do not know to what extent intrastate Internet gaming could affect our business, financial condition and results of operations.

House Hearing on Medication and Performance-Enhancing Drugs in Horses
In November 2013, the Subcommittee on Commerce, Manufacturing and Trade of the House Committee on Energy and Commerce held a hearing on the use of anti-bleeding medications, painkillers and performance enhancing drugs in racehorses. Testimony focused on the Horseracing Integrity and Safety Act of 2013, which has been introduced in the House and Senate. This legislation would empower an independent agency to regulate and standardize medication usage within the industry. It is unclear to what extent such federal legislation could impact our business, financial condition and results of operations.
Nevada
Pursuant to the framework established by Assembly Bill 114, which was signed into law by Governor Brian Sandoval on February 21, 2013, intrastate Internet gambling was legalized in Nevada. Nevada gaming companies began offering online poker on April 30, 2013. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.
Kentucky
Expanded Gaming Legislation
On January 7, 2014, two bills related to the authorization of expanded gaming in Kentucky were filed for consideration during the 2014 legislative session. House Bill 67 is a proposed constitutional amendment authorizing casino gaming in the state. If approved by the legislature, the constitutional amendment will appear on the November 2014 ballot. House Bill 68 outlines the licensing and regulatory structure should expanded gaming be approved. The legislation creates the Kentucky Gaming Commission to issue licenses and serve as the regulatory body for casino gaming; stipulates casino gaming may be conducted at the state’s five existing racetracks as well as at three standalone locations; establishes a minimum $50 million licensing fee; provides for the distribution of gambling revenues received by the state as well as requires racetracks with a casino license to set aside 14.5 percent of gambling revenues for purses and breeders incentives and requires these tracks to increase the number of live racing days by ten percent for the first five years of casino gaming licensure. Should this legislation or similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
In addition, Senate Bill 33 was filed during January 2014. Senate Bill 33 would amend the Kentucky Constitution to provide up to seven casino locations in the state and would create an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. Senate Bill 33 requires a three-fifths majority in both chambers of the Kentucky General Assembly and, if passed, would be submitted to voters for ratification no earlier than November 2014. Should this legislation or similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
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
Historical Racing Machines
During 2010, the KHRC approved a change in state regulations that would allow racetracks to offer pari-mutuel Historical Racing Machines (“HRMs”), which base their payouts on the results of previously-run races at racetracks across North America. During 2012, Kentucky Downs Racetrack operated an HRM facility with approximately 275 HRMs and Ellis Park Racetrack opened a HRM facility with 177 HRMs. On April 4, 2013, the KHRC approved 40 additional HRMs for use at Kentucky Downs Racetrack.
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court’s decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals’ decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. On February 20, 2014, the Supreme Court of Kentucky issued its ruling on the motions for discretionary review affirming, in part, and reversing, in part, the Kentucky Court of Appeals. In issuing its opinion, the Supreme Court of Kentucky held that the KHRC has the statutory authority to license and regulate the operation of pari-mutuel wagering on historic horse racing. The

Supreme Court of Kentucky further held that the Kentucky Department of Revenue does not have the authority to collect excise tax on the wagering handle generated by historic horse racing. On the issue of whether the operation of wagering on historic horse racing violates the gambling provisions of the Kentucky Penal Code, the Supreme Court of Kentucky remanded the case back to the Franklin County Circuit Court for further proceedings. At this time it is unclear the extent to which this case or future legislation related to this issue will materially impact our business, financial conditions and results of operations.
ADW Regulations
On January 16, 2014, House Bill 220 was introduced which includes an excise tax of 0.5% of wagering proceeds on advanced deposit wagering placed by Kentucky residents. Should this bill, or similar legislation be enacted into law, it is not expected to have a material negative impact on our Online Business operations.
Internet Lottery
During April 2013, the Kentucky Lottery Board authorized the Kentucky Lottery to offer keno and Internet lottery sales. On November 4, 2013 the Kentucky Lottery began offering keno at 400 locations across the state including bars, restaurants, fraternal organizations and existing lottery retailers. At this time we do not know the impact the availability of such games will have on our business, financial condition and results of operation.
Illinois
Expanded Gaming Legislation
During the 2013 legislative session, Senate Bill 1739 was introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. Senate Bill 1739 won approval in the Illinois Senate but was not considered by the House of Representatives. It is unknown if Senate Bill 1739, or similar legislation, will be considered during the 2014 legislative session. If enacted, this proposed legislation could have a material effect on our business, financial condition and results of operations.
ADW Legislation
House Bill 11, which permits advance deposit wagering by Illinois residents through January 31, 2017 was approved by the Illinois legislature and signed by the Governor on January 29, 2014. House Bill 11 provides funding for the Illinois Racing Board, provides for quarter horse purses through a new temporary surcharge of 0.2% on winning pari-mutuel wagers, creates a temporary optional 0.5% surcharge on winning wagers by individual tracks to support their track operation and purses as well as reactivates six OTB licenses. We expect approval of the legislation to result in a favorable impact to our business, financial condition and results of operation.
Online Gaming
During the 2012 legislative session, the Illinois Senate amended House Bill 4148 with language that, if enacted, would create a new division of the state lottery to oversee and operate online games, including poker, for registered players within Illinois. The division would also be given authority to enter into interstate and multinational online gaming compacts. As currently written, the lottery would create a single platform on which Internet Gaming would be conducted in Illinois. At a later date, the state could allow private companies licensed to conduct gaming in Illinois to essentially serve as affiliates. It is not clear under what terms the state would allow the private companies to participate. The legislative session adjourned without action on House Bill 4148. Similar legislation was not introduced during the 2013 session. At this point, we do not know how future legislation would impact our business, financial condition and results of operation.
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
Beginning in 2009, we received payments from the HRE Trust Fund related to subsidies paid by the original nine Illinois riverboat casinos in accordance with Illinois Public Acts 94-804 and 95-1008. The HRE Trust Fund was established to fund operating and capital improvements at Illinois racetracks. The funds were to be distributed with approximately 58% of the total to be used for horsemen’s purses and the remaining monies to be distributed to Illinois racetracks. The monies received from the Public Acts were placed into an Arlington Park escrow account due to a temporary restraining order (“TRO”) pending the resolution of a lawsuit brought by certain Illinois casinos that were required to pay funds to the HRE Trust Fund. In August 2011, the stay of dissolution expired and the TRO was dissolved, which terminated the restrictions on our ability to access the funds from the HRE Trust Fund held in the escrow account.

As of December 31, 2013, we had received $46.1 million in proceeds, of which $26.5 million was designated for Arlington purses. We used the remaining $19.6 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing.
Horse Racing Equity Trust Fund – Tenth Riverboat License
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. During July 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income in our Consolidated Statements of Comprehensive Income during the year ended December 31, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.
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
Host Days
During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel wagering activity throughout Illinois. In January 2014, the IRB appointed Arlington the host track in Illinois for 23 simulcast host days, which is a decrease of three simulcast host days compared to the same period of 2013, but awarded Arlington three additional live host days during 2014, as compared to the prior year. The total host day allocation awarded to Arlington during 2014 did not change from the prior year. Arlington’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days that Arlington is designated host track could have a material, adverse impact on our business, financial condition and results of operations.
Ohio
Gaming Legislation
In November 2009, Ohio voters passed a referendum to allow four casinos in Ohio, with opening dates from 2012 through 2013. On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 ruling. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. Oral arguments on the appeal were heard by the Franklin County Court of Appeals on January 17, 2013. In March 2013, the Ohio Tenth Circuit Court of Appeals upheld the lower court’s ruling, at which time the Ohio Roundtable appealed the appellate court ruling to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter. At this point, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.

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
Maine
Expanded Gaming
On September 27, 2013, the Maine Gaming Study Commission, whose statutorily defined mission is to examine the state’s existing gaming market as well as assess expansion opportunities, voted to recommend gaming be expanded beyond the current market. Subsequent to the vote, the Commission was disbanded by the Chairman. During January 2014, the Veterans and Legal Affairs Committee, the legislative committee of jurisdiction for gaming related issues, considered legislation that would allow for further gaming expansion to occur in Maine. The Committee voted to negatively recommend to the House and Senate each of the proposed expanded gaming bills with the exception of a bill that, if approved, will allow up to three slot machines in an estimated 40 veterans halls throughout the state. At this time it is unclear to what extent this could impact our business, financial condition and results of operations.
New York
Gaming Legislation
In March 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming in New York. On November 5, 2013 New York voters approved a constitutional amendment authorizing up to seven casinos in the state. An expansion of gaming in New York could include expanded incentives for the horse racing industry. This could affect our ability to attract horses and trainers and could have a material adverse impact on our business, financial condition and results of operations.
Significant Agreement
In November 2012, a resolution to award United Tote’s existing tote contract with the New York Racing Association (“NYRA”) to another totalisator company was postponed when the NYRA Board voted to study the issue. United Tote’s existing contract with NYRA expired on September 2, 2013. On April 11, 2013, NYRA announced its intention to enter into a contract for totalisator services with another company. The loss of this agreement is not anticipated to materially affect our business, financial condition and results of operations.
ADW Wagering
In June 2013, legislation that creates a regulatory and taxation framework for ADW wagering passed the New York legislature as part of a broader expanded gaming bill. This legislation imposes a $20,000 license fee and a 5% of handle source market fee on ADW wagers placed by New York residents through multi-jurisdictional ADW providers. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.
California
Exchange Wagering
During 2010, California became the first state to approve exchange wagering on horseracing at California racetracks. Exchange wagering differs from pari-mutuel wagering in that it allows customers to propose their own odds on certain types of wagers on horseracing, including betting that a horse may lose, which may be accepted by a second customer.
During 2012, the California Horse Racing Board (the “CHRB”) heard testimony on exchange wagering and approved draft proposed exchange wagering regulations which were submitted for public comment. In November 2012, the CHRB granted approval for rules governing exchange wagering. The regulations were submitted to the Office of Administrative Law (“OAL”) during February 2013 for review and final approval. On March 20, 2013, the OAL disapproved the proposed regulations. In June 2013, the CHRB approved and resubmitted the proposed regulations to the OAL, which approved the regulations during August 2013. However, the CHRB has not set a time frame for accepting applications or for the implementation of exchange wagering in California. Exchange wagering may have a negative impact on our current pari-mutuel operations, including our ADW business. Furthermore, California’s approval of exchange wagering may set a precedent for other states to approve exchange wagering, creating additional risk of a negative impact on our pari-mutuel wagering business.
Internet Poker
On February 21, 2014, Senate Bill 1366 (“SB 1366”) was introduced, which would allow Indian tribes and cardrooms to apply for a ten year license to operate Internet poker in the state. Under the terms of the legislation, the state would be allowed to opt-into or out of a federal Internet poker framework or enter into agreements to offer Internet poker across state boarders. Also introduced in February 21, 2014 was Assembly Bill 2291 ("AB 2291") which would allow qualified Indian tribes and cardrooms to apply for a ten year license. The proposed legislation would require the state to opt-out of any federally created Internet poker framework and would be precluded from entering into Internet poker agreements with other states or foreign jurisdictions. The potential effects of SB 1366 and AB 2291 on our business, financial condition and results of operations cannot be determined at this time.
In December 2012, Senate Bill 51 (“SB 51”) was introduced in the California Senate. The legislation would allow qualified gaming companies to apply for a five-year gaming license to operate an intrastate Internet gaming website to registered players within California. The legislation limits online gaming to poker only. On February 22, 2013, Senate Bill 678 (“SB 678”) was introduced which would also permit Internet poker within the state. The 2013 legislative session concluded without any significant movement on the issue. The potential effects of SB 51 and SB 678 on our business, financial condition and results of operations cannot be determined at this time.
Sports Betting
In February 2012, Senate Bill 1390 was introduced in the California Legislature. The legislation would have allowed all entities currently licensed to conduct gambling activities to apply to their regulatory agency and request that sports betting be added to their list of authorized gambling options. Indian tribes with existing casinos as well as tribes that did not currently have gaming compacts with the state would have been allowed to offer sports betting on their reservations. The bill was not considered prior to the adjournment of the 2012 legislative session. On February 7, 2013, Senate Bill 190 was introduced which would allow the operator of a gaming establishment, racetrack or satellite wagering facility to conduct wagering on professional and collegiate sports or athletic events upon licensing by the California Gaming Control Commission or California Horse Racing Board. Under the terms of the proposed bill, each licensed entity would remit 7.5% of its gross revenues to the state. The bill also authorizes a federally recognized Indian tribe that is not a gaming establishment or a racetrack to conduct sports wagering consistent with the requirements of the federal Indian Gaming Regulatory Act of 1988, under terms no more stringent than those applicable to any other operator in the state. The 2013 legislative session concluded without any significant action on the proposed bill. The potential effects of Senate Bill 190 on our business, financial condition and results of operations cannot be determined at this time.
Delaware
Gaming Legislation
During June 2012, the Delaware Gaming Competitiveness Act of 2012 (“HB 333”) was passed by the Delaware Legislation and signed into law by the Governor of Delaware. HB 333 enables Delaware casinos to offer a full range of legal online gambling options including Internet blackjack, poker and slots which are accessible through each casino’s website and controlled centrally by the state lottery. Under the terms of HB 333, Delaware’s existing racetracks will be able to offer online games via their websites. The legislation expands locations for National Football League wagering and keno. Individuals must be present in Delaware to play online games. The potential impact of HB 333 on our business, financial condition and results of operations cannot be determined at this time.
New Jersey
Atlantic City Wagering
During February 2012, Assembly Bill 2578 (“AB 2578”) was introduced into the New Jersey legislature. AB 2578 allows Atlantic City casinos to offer Internet wagering on all casino-style games to persons present in New Jersey. The New Jersey horseracing industry was excluded from the bill’s language and is ineligible to participate as Internet providers, subcontractors, or beneficiaries of the anticipated revenue. AB 2578 passed both legislative chambers during 2012. On February 26, 2013, Governor Christie signed AB 2578 into law. During October 2013, the New Jersey Division of Gaming Enforcement announced casino licensed Internet gaming permit holders may offer full Internet gaming beginning on November 26, 2013. On November 26, 2013, six online gaming operators began offering real-money Internet wagering in New Jersey. The potential impact of this authorization on our business, financial condition and results of operation cannot be determined at this time.
Sports Betting
During 2011, New Jersey voters passed a non-binding referendum permitting sports betting in New Jersey. During 2012, legislation authorizing sports betting in Atlantic City casinos and at racetracks passed the House and Senate legislatures and was signed by Governor Christie. The National Football League, National Basketball Association, National Hockey League and National Collegiate Athletic Association have filed suit against the state to prohibit them from moving forward with the legislation, citing a federal ban against sports betting. On December 21, 2012, a federal judge denied New Jersey’s request to have the lawsuit dismissed. The judge agreed that expanding legal sports betting into New Jersey would negatively impact the perception of sporting games. The New Jersey Division of Gaming Enforcement issued final sports betting regulations, but the Division noted that no license would be issued prior to January 2013. The potential impact of sports betting in New Jersey on our business, financial condition and results of operation cannot be determined at this time.
Pennsylvania
On November 22, 2013, Senate Bill 1188 was introduced for consideration during the 2014 legislative session. The bill contains provisions specifically related to racing oversight as well as provides authority to the Pennsylvania Gaming Board to grant licensure allowing Pennsylvania racetracks to operate their own ADW business. The potential impact of this bill on our business, financial condition and results of operation cannot be determined at this time.
On July 3, 2013, House Bill 465 was passed by the Pennsylvania legislation and signed by the Governor of Pennsylvania. This legislation establishes a 10% tax on all wagers placed through nonlicensed Pennsylvania based advance deposit wagering providers. It is unclear to what extent such regulations could impact our business, financial condition and results of operations.

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
In the ordinary course of our business, we at times receive notices from regulatory agencies regarding our compliance with CAFO regulations that may require remediation at our facilities. On December 6, 2013, we received a notice from the United States Environmental Protection Agency regarding alleged CAFO non-compliance at Fair Grounds. While our analysis is still preliminary at this time, we do not expect that remediating these items will cause a disruption in our operations at Fair Grounds, although it may require us to incur certain capital expenditures costs which we do not expect to be material.
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
As of December 31, 2013, we employed approximately 2,600 full-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year. During 2013, average full-time and seasonal employment per pay period was approximately 4,350 individuals Company-wide.

O.	Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website (www.churchilldownsincorporated.com) as soon as reasonably practicable after we electronically file the materials with the SEC and are also available at the SEC’s website at www.sec.gov. These reports may also be obtained from the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at (800) SEC-0330.

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
General economic trends are unfavorable
The recent, economic downturn and adverse conditions in local, regional, national and global markets, including the current sovereign debt crises, have negatively impacted our operations and may continue to do so for an indeterminate period of time. Although economic conditions improved somewhat in 2012 and 2013, there remains risk that the recovery will be short-lived, that the recovery may not include the industries or markets in which we operate, or the downturn may resume. Our access to, or cost of, credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.
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

Our debt facilities contain restrictions that limit our flexibility in operating our business
Our debt facilities contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

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
We have pledged and will pledge a significant portion of our assets as collateral under our debt facilities. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness and our lenders could proceed against the collateral we have granted them.
Under our debt facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our debt facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse impact on our business, financial condition and results of operations. In the event of any default under our debt facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.
If the indebtedness under our debt facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
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
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses, including our recent acquisitions of Oxford and Riverwalk, into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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
We are subject to payment-related risks, such as risk associated with the fraudulent use of credit or debit cards, which could have adverse effects on our business or results of operations due to chargebacks from customers
We allow funding and payments to accounts using a variety of methods, including electronic funds transfer (“EFT”), and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees, which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to rules and requirements governing EFT, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit, debit cards, or other forms of payment from customers, which could have a material adverse effect on our business, financial condition and results of operations.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse their online gaming losses through chargebacks. Although we place great emphasis on control procedures to protect from chargebacks, these control procedures may not be sufficient to protect us from adverse effects on our business or results of operations.
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
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. For example, in Florida, a thoroughbred racetrack conducting a live meet has control over hosting out-of-state racing signals and receives commissions on wagers placed at other racetracks throughout the state. When two thoroughbred racetracks operate live meets concurrently, both have the opportunity to be the “host track” for out-of-state signals, and other Florida racetracks must choose a single live racetrack to host their pari-mutuel wagering.  Historically, Calder was the only live racetrack in Florida for the majority of its racing season. However, during 2013 Calder and Gulfstream Park began simultaneously conducting live thoroughbred racing, in certain months, and this overlapping of live racing resulted in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida, which negatively affected Calder’s ability to achieve full field horse races and to generate handle on live racing, as further described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" of this Annual Report on Form 10-K. Likewise, in Illinois the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington or Calder cease to be as “host tracks” during these periods, the loss of hosting revenues could have an adverse impact on our business, financial condition and results of operations. In addition, Arlington is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business, financial condition and results of operations.
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
All of our racetracks face competition in the simulcast market. Approximately 43,830 thoroughbred horse races are conducted annually in the United States. Of these races, we host approximately 3,560 races each year, or about 8.1% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines, at racetracks with mandatory purse contributions.
Calder Race Course faces direct competition from another thoroughbred racetrack in Miami, Florida. The two racetracks are located approximately 6.5 miles apart. Under Florida law, racetracks are permitted to race throughout the year, subject to an annual notification filed with the State of Florida on February 28th of each year. As a result, Calder and the other racetrack, respectively, may independently elect to host live races on the same days. Historically, hosting live races on the same day as the other track has had a material, adverse impact on our business, financial condition and results of operations. On July 6, 2013, Calder and a competing racetrack conducted their first simultaneous live racing performances, and both racetracks are scheduled to continue to overlap live racing on certain dates through, at least, June 2014. Hosting live races on the same day as the other track has had a material, adverse impact on our business, financial condition and results of operations at Calder.
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
The popularity of horse racing is declining
There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and generated annual increases of 1% during each of 2012 and 2013. We believe lower interest in racing may have a negative impact on revenues and profitability in our racing business, as well as our ADW business, which is dependent on racing content provided by our racing business and other track operators. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material, adverse impact on our business, financial condition and results of operations.
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
It is not certain that we will be able to maintain agreements with, or to obtain required consent from, Horsemen’s Groups. We currently negotiate formal agreements with the applicable Horsemen’s Groups at our racetracks on an annual basis. The failure to maintain agreements with, or obtain consents from, our horsemen on satisfactory terms or the refusal by a Horsemen’s Group to consent to third parties accepting wagers on our races or our accepting wagers on third parties’ races could have a material, adverse impact on our business, financial condition and results of operations.
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
Our business depends on utilizing and providing totalisator services
Our customers utilize information provided by United Tote and other totalisator companies that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horseraces. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horseracing. In addition, a totalisator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.
United Tote also has contracts to provide totalisator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Its totalisator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalisator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.
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
Our gaming business is geographically concentrated
We conduct our gaming business at five principal locations: Oxford in Oxford, Maine, Riverwalk in Vicksburg, Mississippi, Harlow’s in Greenville, Mississippi, Calder Casino in Miami Gardens, Florida, and Fair Grounds Slots in New Orleans, Louisiana. We also operate video poker machines throughout Louisiana through our subsidiary, VSI. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in one or more of the regions in which they operate, it could have a material, adverse impact on our business, financial condition and results of operations.
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
Risks Related to Our Online Business
Our business strategy is premised, in part, on the legalization of online real money gaming in the United States and our ability to predict and capitalize on any such legalization
In the last few years, Delaware, Nevada, California, Florida, Mississippi, Hawaii, Massachusetts, New Jersey, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or we are unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, our future growth could be materially impaired. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to us. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online real money casino gaming subject to this brick-and-mortar requirement, we may be unable to offer online real money gaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. There also exists in the online real money gaming industry a significant “first mover” advantage. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so (“move first”) could materially impair our ability to grow in the online real money gaming space. In addition to the risk that online real money gaming will be legalized in a manner unfavorable to us, we may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our expansion opportunities with respect to advance deposit wagering may be limited unless more states amend their laws or regulations to permit advance deposit wagering. Conversely, if states take affirmative action to make advance deposit wagering expressly unlawful, this could have a material, adverse impact on our business, financial condition and results of operations. For example, previously existing ADW regulations in Illinois expired on December 31, 2012, and we ceased accepting wagers from Illinois residents in January 2013 until June 2013, when Illinois ADW regulations were extended. Furthermore, we ceased accepting wagers from Texas residents in September 2013, due to the enforcement of an existing Texas law prohibiting ADW wagering. In addition, the regulatory and legislative processes can be lengthy, costly and uncertain. We may not be successful in lobbying state legislatures or regulatory bodies to obtain or renew required legislation, licenses, registrations, permits and approvals necessary to facilitate the operation or expansion of our ADW business. From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for advance deposit wagering.
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
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms and features. While we expend resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
Failure to comply with laws requiring us to block access to certain individuals, based upon their geographic location, may result in legal penalties or an impairment to our ability to offer online real money gaming, in general
Individuals in jurisdictions in which online real money gaming is illegal may nonetheless seek to engage our online real money gaming products. While we take steps to block access by individuals in such jurisdictions, those steps may be unsuccessful. In the event that individuals in jurisdictions in which online real money gaming is illegal engage our online real money gaming systems, we may be subject to criminal sanctions, regulatory penalties, the loss of existing or future licenses necessary to offer online real money gaming or other legal liabilities, any one of which could have a material adverse effect on us, and therefore our businesses, financial condition and results of operations. For example, gambling laws and regulations in many jurisdictions require gaming industry participants to maintain strict compliance with various laws and regulations. If we are unsuccessful in blocking access to our online real money gaming products by individuals in a jurisdiction where such products are illegal, we could lose or be prevented from obtaining a license necessary to offer online real money gaming in a jurisdiction in which such products are legal. Furthermore, our inability to restrict illegal access could materially impact our other gaming licenses as well.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On October 19, 2011, the Company entered into a ten-year lease agreement for approximately 37,000 square feet of office space in Louisville, Kentucky. The space serves as the Company’s new corporate headquarters, which was occupied during the second quarter of 2012.
Additional information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “C. Live Racing,” “D. Simulcast Operations” and “F. Gaming Operations” in Item 1. “Business” of this Annual Report on Form 10-K.
Our real and personal property (but not including the property of UT Canada, Bluff, Velocity, MVG, HRTV, NASRIN or Kentucky Downs) is encumbered by liens securing our $500 million senior secured credit facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.
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
KENTUCKY DOWNS
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013 on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. The case will now move forward through discovery and to trial. No trial date has been set.
TEXAS PARI-MUTUEL WAGERING
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from

Texas residents via TwinSpires.com and returned deposited funds to Texas residents. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013. The Texas Racing Commission, et. al., filed an appellate brief on December 13, 2013. The Company filed its brief in reply on December 30, 2013. Oral arguments were heard before the United States Court of Appeals for the Fifth Circuit on February 4, 2014, and the Company is awaiting a ruling from the Court.
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
Arlington filed an administrative appeal in the Circuit Court of Cook County on August 18, 2009 (Arlington Park Racecourse LLC v. Illinois Racing Board, 09 CH 28774), challenging the IRB’s allocation of funds out of the HRE Trust Fund based upon handle generated by certain ineligible licensees, as contrary to the language of the statute. The Circuit Court affirmed the IRB’s decision on November 10, 2010, and Arlington appealed this ruling to the Illinois First District Court of Appeals. On April 23, 2012 the Court of Appeals ultimately affirmed the IRB’s decision and Arlington filed a petition for leave to appeal to the Illinois Supreme Court on May 25, 2012. On October 1, 2012, the Illinois Supreme Court denied Arlington's petition for leave to appeal. Hawthorne Racecourse filed a separate administrative appeal on June 11, 2010 (Hawthorne Racecourse, Inc. v. Illinois Racing Board et. al., Case No. 10 CH 24439) challenging the IRB’s decision not to credit Hawthorne with handle previously generated by an ineligible licensee for the purpose of calculating the allocation of the HRE Trust Fund monies and the IRB’s unwillingness to hold another meeting in 2010 to reconstrue the statutory language in Public Act 95-1008 with respect to distributions. On May 25, 2011, the Circuit Court rejected Hawthorne’s arguments and affirmed the IRB’s decisions, and Hawthorne appealed the Circuit Court’s decision. Arlington filed its response brief on May 30, 2012, and the IRB filed its response brief on June 30, 2012. Hawthorne filed its reply brief on July 27, 2012. Oral arguments on Hawthorne's appeal before the Illinois First District Court of Appeals were heard on November 1, 2012 and during November 2012, the First District Court of Appeals ruled against Hawthorne.
We received $46.1 million from the HRE Trust Fund, of which $26.5 million was designated for Arlington purses. We used the remaining $19.6 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing.
BALMORAL, MAYWOOD AND ILLINOIS HARNESS HORSEMEN’S ASSOCIATION
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs' complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties’ motions for summary judgment. On November 1, 2013, the Company reached a final settlement in the matter and paid the plaintiffs $2.3 million, of which $2.0 million was reimbursed to the Company by its insurance carrier.
OTHER MATTERS
There are no other material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders, Market Information and Dividends
Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 21, 2014, there were approximately 3,449 shareholders of record.
The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2013 - By Quarter				2012 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$70.73	$86.38	$89.81	$90.77	$60.00	$63.18	$63.49	$67.20
Low Sale	$63.61	$68.26	$78.95	$82.42	$49.82	$54.93	$54.17	$56.66
Dividends per share:				$0.87				$0.72
Purchases of Company Common Stock
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2013:

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Period 1	10/1/- 10/31/2013	1,253	(1)	$88.02	—	$100,000,000	(2)
Period 2	11/1/- 11/30/2013	—		$—	—	—
Period 3	12/1/- 12/31/2013	27,090	(1)	$89.65	—	—
		28,343		$89.58	—	$100,000,000

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.
Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return of our common stock, including reinvested dividends, against the cumulative total return of peer group indices, the S&P 500 Index and the Russell 2000 Index for the period of five fiscal years commencing December 31, 2008, and ending December 31, 2013. The peer group indices used by the Company include the Dow Jones US Gambling Index, which is a published industry peer index of companies engaged in the leisure and gaming industries, and an index of certain companies in our peer group ("Peer Group"), which is comprised of Penn National Gaming Inc., Boyd Gaming Corporation, Pinnacle Entertainment Inc., Isle of Capri Casinos Inc. and MTR Gaming Group Inc. The broad equity market indices used by the Company are the Russell 2000 Index, which measures the performance of small and middle capitalization companies and the S&P 500 Index, which measures the performance of large capitalization companies. The graph and table depict the result of an investment on December 31, 2008, of $100 in the Company, the Russell 2000 Index, the S&P 500 Index, the Dow Jones US Gambling Index and our Peer Group. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Churchill Downs Inc.	$100.00	$93.63	$110.02	$133.73	$172.47	$235.01
Russell 2000 Index	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
S&P 500 Index - Total Returns	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Dow Jones US Gambling Index	$100.00	$155.72	$269.58	$250.58	$276.93	$475.61
Peer Group	$100.00	$136.17	$181.68	$164.40	$210.02	$283.64

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2013(1) (7)	2012(2) (8)	2011(3)	2010(4) (9)	2009(5)
Operations:
Net revenues	$779,325	$731,296	$696,854	$585,345	$470,503
Operating income	$90,100	$96,550	$81,010	$31,566	$34,733
Earnings from continuing operations	$55,033	$58,152	$60,795	$19,557	$17,681
Discontinued operations, net of income taxes:
(Loss) gain from operations	$(50)	$124	$(1)	$(5,827)	$(853)
(Loss) gain on sale of assets	$(83)	$—	$3,561	$2,623	$—
Net earnings	$54,900	$58,276	$64,355	$16,353	$16,828
Basic net earnings from continuing operations per common share	$3.13	$3.38	$3.59	$1.27	$1.28
Basic net earnings per common share	$3.12	$3.39	$3.80	$1.06	$1.22
Diluted net earnings from continuing operations per common share	$3.07	$3.33	$3.55	$1.26	$1.27
Diluted net earnings per common share	$3.06	$3.34	$3.76	$1.05	$1.21
Dividends paid per common share	$0.87	$0.72	$0.60	$0.50	$0.50
Balance sheet data at period end:
Total assets	$1,352,261	$1,114,337	$948,022	$1,017,719	$725,402
Working capital deficiency	$(52,491)	$(259,506)	$(28,989)	$(18,556)	$(80,361)
Current maturities of long-term debt	$—	$209,728	$—	$—	$—
Long-term debt	$369,191	$—	$127,563	$265,117	$71,132
Convertible note payable, related party	$—	$—	$—	$15,075	$14,655
Other Data:
Shareholders’ equity	$704,789	$644,295	$584,030	$506,214	$407,022
Shareholders’ equity per common share	$39.27	$36.93	$34.00	$30.55	$29.74
Additions to property and equipment, exclusive of business acquisitions, net	$48,771	$41,298	$22,667	$61,952	$81,940
Cash flow data at period end:
Net cash provided by operating activities	$144,915	$144,407	$172,995	$59,857	$71,047
Maintenance-related capital expenditures	$16,879	$17,158	$14,845	$14,709	$12,276
Free cash flow(6)	$128,036	$127,249	$158,150	$45,148	$58,771
The selected financial data presented above is subject to the following information:

(1)
During 2013, we recognized $4.5 million as miscellaneous other income for our final share of proceeds from the Horse Racing Equity Trust Fund ("HRE Trust Fund"). Furthermore, we recognized a gain of $0.4 million from insurance recoveries, net of losses, related to losses sustained at Churchill Downs during 2012 from hail damage. Partially offsetting these items, we recognized an expense of $2.5 million as the collectibility of a third-party deposit associated with an Internet gaming license was not deemed probable.

(2)
During 2012, we recognized a gain of $7.0 million from insurance recoveries, net of losses, related to losses sustained at Harlow's during 2011 from wind and flood damage and at Churchill Downs during 2012 from hail damage.

(3)
During 2011, we recognized $19.3 million as miscellaneous other income for our share of proceeds from the HRE Trust Fund. In addition, during 2011, we recognized $2.7 million of miscellaneous other income and $1.4 million of interest expense as a result of the conversion and the elimination of a short forward contract liability and long put option asset through the issuance of 452,603 shares of common stock associated with a convertible note payable. Finally, during 2011, we recognized a gain in discontinued operations of $3.4 million, net of income taxes, as the final settlement of the contingent consideration provision associated with the sale of our ownership interest in Hoosier Park L.P. during 2007. In addition, we recognized an additional gain in discontinued operations of $0.2 million, net of income taxes, on the sale of Hollywood Park related to the final expiration of an indemnity of certain contractual obligations related to the sale.

(4)
During 2010, Churchill Downs Entertainment Group ("CDE") ceased operations and recognized a loss from operations before income tax benefit of $9.1 million ($5.8 million, net of income taxes) in discontinued operations. In addition, during 2010, we recognized a gain of $2.6 million, net of income taxes, on the sale of Hollywood Park, upon the partial expiration of an indemnity of certain contractual obligations related to the sale.

(5)
During 2009, we recognized incremental income tax expense from continuing operations of $2.3 million as well as income tax expense from discontinued operations of $1.1 million related to proposed adjustments resulting from an audit of prior year income tax returns by the Internal Revenue Service ("IRS"). In addition, during 2009, we acquired land from a related party for $27.5 million, which was financed partially with a short-term note payable of $24.0 million. Finally, during 2009, we received $24.0 million related to Illinois riverboat subsidies, which was recorded in restricted cash and deferred revenues pending the outcome of a challenge of these subsidies by Illinois riverboats.

(6)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less maintenance-related (replacement) capital expenditures. Please refer to the subheading “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further description of free cash flow and a reconciliation to the most closely related GAAP measure.

(7)	On July 17, 2013, we completed the acquisition of Oxford, whose results are presented in 2013 from the date of acquisition through December 31, 2013.

(8)	On October 23, 2012, we completed the acquisition of Riverwalk, whose results are presented in 2012 from the date of acquisition through December 31, 2012.

(9)	On December 16, 2010, we completed the acquisition of Harlow's, whose results are presented in 2010 from the date of acquisition through December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which we acquired on July 17, 2013. Oxford operates approximately 850 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 710 slot machines, 22 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,140 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines; and

•	Video Services, LLC (“VSI”), the owner and operator of approximately 780 video poker machines in Louisiana.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012;

•
Our equity investment in Miami Valley Gaming & Racing, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has 1,600 video lottery terminals, a racing simulcast center and a harness racetrack; and

•	Our other minor investments.
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner.
During the year ended December 31, 2013, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 0.1 % compared to the same period of 2012. TwinSpires handle increased $8.9 million, or 1%, during the year ended December 31, 2013, as compared to the same period of 2012. Excluding the impact from Illinois and Texas, handle increased 6% primarily due to an 18% increase in new players.
During 2012, legislation providing for an extension of ADW operations in Illinois subsequent to the December 31, 2012, sunset date failed to pass the legislature prior to adjournment of the 2012 legislative session. TwinSpires ceased accepting wagers from Illinois residents on January 18, 2013, based upon the request of the Illinois Racing Board ("IRB"). On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents. During 2013, handle wagered by Illinois residents decreased $25.0 million or 2.9% of total Online Business handle, as compared to the same period of 2012. As further discussed in Part I Item 3. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents. This resulted in a decrease of $11.7 million, or 1.4%, of total Online Business handle, as compared to the same period of 2012.
Pari-mutuel handle from our Racing Operations decreased $220.0 million, or 11%, during the year ended December 31, 2013, compared to the same period of 2012, primarily due to the loss of Florida hosting revenues, the IRB appointing eighteen fewer host days to Arlington and unfavorable weather conditions at Fair Grounds that resulted in fifty-four fewer turf races carded as compared to the same period of 2012.
We believe that, despite uncertain economic conditions as well as regulatory and legislative challenges, we are in a strong financial position. As of December 31, 2013, there was $425 million of borrowing capacity available under our senior secured credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Senior Unsecured Note Offering
On December 16, 2013, the Company completed the private placement of $300 million 5.375% senior unsecured notes ("Senior Unsecured Notes"). The Senior Unsecured Notes are senior unsecured obligations which are guaranteed by each of our domestic subsidiaries that guarantee our senior secured credit facility. We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our senior secured credit facility, including fees incurred with the Senior Unsecured Notes offering.
Miami Valley Gaming & Racing Joint Venture
On December 12, 2013, MVG, our 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. ("DNC"), opened a new gaming facility located in Lebanon, Ohio. MVG features 1,600 video lottery terminals, a racing simulcast center, and a 5/8-mile harness racetrack which can accommodate more than 1,000 harness-racing fans in an indoor grandstand. Our investment in the joint venture was financed with borrowings under our senior secured credit facility.
Oxford Casino Acquisition
On July 17, 2013, we completed our acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities on approximately 130 acres of land. The acquisition continued our diversification and growth strategies to invest in assets with rates of returns attractive to our shareholders. We financed the acquisition with borrowings under our senior secured credit facility. During December 2013, we expanded the Oxford facility to include an additional 46 slot machines and four table games. An additional twelve slot machines will be added to the facilities during 2014.
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
On June 3, 2013, Arlington received the final disbursement related to the original nine riverboat licensees under the HRE Trust Fund. Arlington received $0.7 million in proceeds, of which $0.4 million was designated for Arlington purses and the remaining $0.3 million was recognized as miscellaneous other income in our Consolidated Statements of Comprehensive Income during the year ended December 31, 2013.
Horse Racing Equity Trust Fund—Tenth Riverboat License
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. During the year ended December 31, 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income in our Consolidated Statements of Comprehensive Income during the year ended December 31, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.
Florida Race Dates and Host Tracks
On February 28, 2013, Calder and Gulfstream Park submitted amended applications to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the “Division”) for the twelve month racing season beginning July 1, 2013. The Division approved Calder’s live race meet to run three days a week (Friday through Sunday) from July 1, 2013, to June 30, 2014, and Gulfstream Park’s live race meet to run from July 1, 2013 to June 30, 2014. Pursuant to the licenses granted, Calder and Gulfstream Park will simultaneously conduct live thoroughbred racing, in certain months, during 2013 and 2014. During 2013, this overlapping of live racing has resulted in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida, which negatively affected Calder’s ability to achieve full field horse races and to generate handle on live racing. On July 6, 2013, Calder and Gulfstream Park conducted their first simultaneous live racing performances, and both racetracks are scheduled to continue to overlap live racing on certain dates through June 2014.
Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operate live meets concurrently, other wagering sites must choose a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida’s three thoroughbred racetracks began claiming that they were host tracks on a year round basis.
On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the “DOAH”) challenging the other racetracks' interpretation that they may conduct interstate simulcasting, and whether it is a valid interpretation of state law and the IHA. Calder believes that Florida statutes require at least three days of live racing per week to be considered a host track. Three days prior to the hearing, the Division moved to abate the case and go to rulemaking, which was granted. On June 28, 2013, a rule workshop was held, comments were submitted, and the Division had until July 26, 2013, to notify the Administrative Law Judge at the DOAH of the progress of the rulemaking of the Division. On July 23, 2013, the Division proposed a modification to state law which would permit multiple hosts, if the racetracks conducted at least two days of live racing per week.
On October 14, 2013, the Florida Legislature Joint Administrative Procedures Committee (the “Committee”) issued a letter to the Division challenging the Division’s authority to interpret Florida statutes and to permit thoroughbred racetracks to operate fewer than three live racing days per week to be considered host tracks. A public hearing on November 7, 2013 was held by the Division to address the Division’s proposed rules and after taking comments from thoroughbred permit holders and other interested parties, the Division issued a Notice of Change on November 27, 2013 that thoroughbred permit holders must conduct three days of live racing per week in order to qualify as a host track. The Division has scheduled a rule hearing on March 6, 2014 to promulgate a rule which will further define thoroughbred hosting eligibility in Florida. Until Florida legal and regulatory matters related to this issue are resolved, we do not fully know the long-term implications of overlapping race dates on our business, financial condition and results of operations.
For the year ended December 31, 2013, Calder revenues declined approximately $28.6 million due to the impact of multiple host tracks and fewer live race days. For the year ended December 31, 2013, Calder Adjusted EBITDA declined $9.0 million, of which approximately $6.3 million was associated with the loss of hosting revenues, net of purses, $1.8 million was associated with fewer live race days and $0.9 million with other ancillary items.
Amendment of Senior Secured Credit Facility
On May 17, 2013, we entered into an amendment to our Senior Secured Credit Facility which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Senior Secured Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Senior Secured Credit Facility continue to be a majority of the Company’s wholly-owned subsidiaries. We incurred loan origination costs of $2.3 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on our total leverage ratio. In addition, under the Senior Secured Credit Facility, we agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on our leverage ratio.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit us to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require us (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2013, we were in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of our assets continue to be pledged as collateral under the facility.

Stock Repurchase Program
On April 23, 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of our stock in a stock repurchase program. We may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund repurchases using available cash and borrowings under our Senior Secured Credit Facility. We are not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the year ended December 31, 2013, the Company did not repurchase any shares of stock under this program.
Long-Term Incentive Plan
During February 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the “New Company LTIP”). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to our named executive officers and other key executives (“Grantees”) as reported in our Schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
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
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, we recorded a reduction of property and equipment of $0.6 million and received $1.1 million from our insurance carriers in partial settlement of our claim. We are currently working with our insurance carriers to finalize our claim and received an additional $0.4 million during the year ended December 31, 2013, which we recognized as a component of operating income during the year ended December 31, 2013.
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
We review the carrying values of goodwill at least annually during the first quarter of each year or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In 2012, in connection with our annual impairment test, we adopted ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Our 2013 annual goodwill impairment analysis included an assessment of certain qualitative factors including but not limited to macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. None of our reporting units were considered to be "at risk" of failing step one of the 2013 annual goodwill impairment test. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. In prior years, our assessment of goodwill impairment was largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows were based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis was performed. Further they required management's judgments and took into account assumptions about overall growth rates and increases in expenses.
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
In March 2013, we adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing is acceptable for assessing a company's indefinite-lived intangible assets. We completed the required annual impairment tests of indefinite-lived intangible assets as of March 31, 2013, and no adjustment to the carrying value of indefinite-lived intangible assets was required. We assessed our indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that the fair value of our indefinite-lived intangible assets was greater than their carrying value.
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
Our business can be impacted positively and negatively by legislative and regulatory changes, by economic conditions and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and indefinite-lived intangible assets. We perform reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, than an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. An impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that the asset, or asset group, may be utilized. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than our actual intended use of the asset, or asset group.
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
During the year ended December 31, 2013, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Consolidated Net Revenues
Our net revenues and earnings are influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and Kentucky Oaks. Information regarding racing dates at our facilities for 2014 and 2013 is included in Subheading “C. Live Racing” in Item 1. “Business” of this Annual Report on Form 10-K.
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
During the year ended December 31, 2013, we sold Fight! Magazine, a division of Bluff and reported the loss on sale and results of operations for the year ended December 31, 2013, as discontinued operations. Net revenues, operating expenses and income tax benefit of Fight! Magazine for the year ended December 31, 2012 have been reclassified to discontinued operations to conform to the current year presentation.
During the year ended December 31, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP"), the Company's provider of television production services, which was previously included in our Other Investments operating segment, with its Racing Operations operating segment. Net revenues and operating expenses of CDSP for the year ended December 31, 2011 have been reclassified to conform to the current year presentation. There was no impact from these reclassifications on consolidated net revenues, operating income, results of continuing operations, or cash flows.

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
Our customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through our advance deposit wagering platform, TwinSpires.com, or at our gaming facilities. The TSC Elite program, which was introduced during the year ended December 31, 2012, to replace the previous program, TwinSpires Club, is offered for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Mississippi and Maine. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned.  Under the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned.  To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. Under the Player’s Club program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  The reward point liabilities were $2.1 million for each of the years ended December 31, 2013 and 2012.
Approximately 42% of our annual revenues are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned approximated 10% of handle for our Racing Operations and 20% of handle for our Online Business.
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

RESULTS OF CONTINUING OPERATIONS
Pari-mutuel Handle
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$663,689	$596,613	$603,328	$67,076	11%	$(6,715)	(1)%
Net pari-mutuel revenues	$57,002	$53,538	$52,851	$3,464	6%	$687	1%
Commission %	8.6%	9.0%	8.8%
Arlington
Total handle	$527,339	$563,220	$547,600	$(35,881)	(6)%	$15,620	3%
Net pari-mutuel revenues	$55,509	$60,825	$60,343	$(5,316)	(9)%	$482	1%
Commission %	10.5%	10.8%	11.0%
Calder
Total handle	$320,036	$533,168	$534,940	$(213,132)	(40)%	$(1,772)	—%
Net pari-mutuel revenues	$32,737	$61,042	$59,151	$(28,305)	(46)%	$1,891	3%
Commission %	10.2%	11.4%	11.1%
Fair Grounds
Total handle	$294,991	$333,033	$340,784	$(38,042)	(11)%	$(7,751)	(2)%
Net pari-mutuel revenues	$31,123	$34,018	$35,689	$(2,895)	(9)%	$(1,671)	(5)%
Commission %	10.6%	10.2%	10.5%
Total Racing Operations
Total handle	$1,806,055	$2,026,034	$2,026,652	$(219,979)	(11)%	$(618)	—%
Net pari-mutuel revenues	$176,371	$209,423	$208,034	$(33,052)	(16)%	$1,389	1%
Commission %	9.8%	10.3%	10.3%
Online Business (1) (2)
Total handle	$868,735	$859,841	$775,288	$8,894	1%	$84,553	11%
Net pari-mutuel revenues	$166,933	$168,795	$155,006	$(1,862)	(1)%	$13,789	9%
Commission %	19.2%	19.6%	20.0%
Eliminations (1)
Total handle	$(133,746)	$(137,683)	$(125,571)	$3,937	(3)%	$(12,112)	10%
Net pari-mutuel revenues	$(12,495)	$(13,157)	$(11,542)	$662	(5)%	$(1,615)	14%
Total
Handle	$2,541,044	$2,748,192	$2,676,369	$(207,148)	(8)%	$71,823	3%
Net pari-mutuel revenues	$330,809	$365,061	$351,498	$(34,252)	(9)%	$13,563	4%
Commission %	13.0%	13.3%	13.1%
The pari-mutuel activity above is subject to the following information:

(1)
Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business. Eliminations include the elimination of intersegment transactions.

(2)	Online Business handle from Illinois and Texas, to reflect the impact of recent regulatory developments, as previously described (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Online Business Handle:
Illinois	$40,607	$65,619	$63,447	$(25,012)	(38)%	$2,172	3%
Texas	42,210	53,932	46,681	(11,722)	(22)%	$7,251	16%
All other	785,918	740,290	665,160	45,628	6%	$75,130	11%
Total	$868,735	$859,841	$775,288	$8,894	1%	$84,553	11%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Year Ended December 31,			'13 vs. '12		'12 vs. '11
	2013 (1)	2012 (2)	2011 (3)	$	%	$	%
Calder Casino
Net gaming revenues	$76,554	$75,686	$80,511	$868	1%	$(4,825)	(6)%
Slot handle	$1,010,840	$1,008,946	$1,040,655	$1,894	—%	$(31,709)	(3)%
Net slot revenues	$74,008	$72,372	$76,162	$1,636	2%	$(3,790)	(5)%
Average daily net win per slot machine	$169	$164	$173	$5	3%	$(9)	(5)%
Average daily number of slot machines	1,201	1,207	1,209	(6)	—%	(2)	—%
Average daily poker revenue	$7,233	$9,303	$13,476	$(2,070)	(22)%	$(4,173)	(31)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$76,665	$76,893	$75,320	$(228)	—%	$1,573	2%
Slot handle	$436,188	$438,095	$427,207	$(1,907)	—%	$10,888	3%
Net slot revenues (4)	$40,880	$41,875	$40,976	$(995)	(2)%	$899	2%
Average daily net win per slot machine	$181	$185	$180	$(4)	(2)%	$5	3%
Average daily number of slot machines	620	625	625	(5)	(1)%	—	—%
Average daily video poker revenue	$98,441	$97,613	$96,033	$828	1%	$1,580	2%
Average daily net win per video poker machine	$130	$137	$129	$(7)	(5)%	$8	6%
Average daily number of video poker machines	756	714	742	42	6%	(28)	(4)%
Oxford Casino
Net gaming revenues	$32,649	$—	$—	$32,649	F	$—	NM
Slot handle	$262,699	$—	$—	$262,699	F	$—	NM
Net slot revenues	$26,689	$—	$—	$26,689	F	$—	NM
Average daily net win per slot machine	$197	$—	$—	$197	F	$—	NM
Average daily number of slot machines	808	—	—	808	F	—	NM
Average daily net win per table	$1,588	$—	$—	$1,588	F	$—	NM
Average daily number of tables	23	—	—	23	F	—	NM

	Year Ended December 31,			'13 vs. '12		'12 vs. '11
	2013 (1)	2012 (2)	2011 (3)	$	%	$	%
Harlow’s Casino
Net gaming revenues	$49,577	$54,087	$51,009	$(4,510)	(8)%	$3,078	6%
Slot handle	$604,433	$653,406	$610,255	$(48,973)	(7)%	$43,151	7%
Net slot revenues	$45,349	$49,021	$46,289	$(3,672)	(7)%	$2,732	6%
Average daily net win per slot machine	$155	$163	$157	$(8)	(5)%	$6	4%
Average daily number of slot machines	799	821	868	(22)	(3)%	(47)	(5)%
Average daily poker revenue (5)	$754	$701	$880	$53	8%	$(179)	(20)%
Average daily net win per table	$750	$875	$894	$(125)	(14)%	$(19)	(2)%
Average daily number of tables	15	15	15	—	—%	—	—%
Riverwalk Casino
Net gaming revenues	$50,513	$9,914	$—	$40,599	F	$9,914	F
Slot handle	$591,975	$109,787	$—	$482,188	F	$109,787	F
Net slot revenues	$47,405	$9,328	$—	$38,077	F	$9,328	F
Average daily net win per slot machine	$181	$181	$—	$—	—%	$181	F
Average daily number of slot machines	716	736	—	(20)	(3)%	736	F
Average daily net win per table	$596	$616	$—	$(20)	(3)%	$616	F
Average daily number of tables	18	18	—	—	—%	$18	F
Total
Net gaming revenues	$285,958	$216,580	$206,840	$69,378	32%	$9,740	5%

NM: Not meaningful	U: > 100% unfavorable	F: >100% favorable
The gaming activity presented above is subject to the following information:

(1)	On July 17, 2013, we completed the acquisition of Oxford, whose results are presented in 2013 from the date of acquisition through December 31, 2013.

(2)	On October 23, 2012, we completed the acquisition of Riverwalk, whose results are presented in 2012 from the date of acquisition through December 31, 2012.

(3)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

(4)
Certain slot revenue amounts including promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

(5)	Harlow's poker room closed during July 2013.

Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
No. of live race days	374	381	368	(7)	(2)%	13	4%
Net revenues:
Racing Operations	$274,269	$302,088	$298,920	$(27,819)	(9)%	$3,168	1%
Gaming	297,473	223,112	212,629	74,361	33%	10,483	5%
Online Business	184,541	183,279	165,416	1,262	1%	17,863	11%
Other	23,042	22,817	19,889	225	1%	2,928	15%
Total net revenues	$779,325	$731,296	$696,854	$48,029	7%	$34,442	5%
Operating income	$90,100	$96,550	$81,010	$(6,450)	(7)%	$15,540	19%
Operating income margin	12%	13%	12%
Earnings from continuing operations	$55,033	$58,152	$60,795	$(3,119)	(5)%	$(2,643)	(4)%
Diluted net earnings from continuing operations per common share	$3.07	$3.33	$3.55
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Our total net revenues increased $48.0 million during the year ended December 31, 2013, compared to the same period of 2012, primarily from the continuing expansion of our Gaming segment through the acquisitions of Riverwalk and Oxford. Gaming revenues increased $74.4 million, reflecting $53.6 million in revenues at Riverwalk, which was acquired on October 23, 2012 and $34.4 million in revenues at Oxford, which was acquired on July 17, 2013. Revenues generated by Racing Operations decreased $27.8 million as strong Kentucky Oaks and Kentucky Derby week revenues were more than offset by the loss of Florida hosting revenues at Calder and the loss of eighteen host days at Arlington during the year ended December 31, 2013. Online Business revenues increased $1.3 million during the year ended December 31, 2013, as increased revenue from organic customer growth at TwinSpires and Velocity was partially offset by the effect of the temporary expiration of Illinois legislation permitting Illinois residents to wager online. Furthermore, on September 25, 2013, we ceased accepting wagers from Texas residents due to the loss of a lawsuit challenging a state law requiring residents to wager in person at a Texas racetrack, further impacting revenues from the Online Business.
For the year ended December 31, 2013, our operating income decreased by $6.5 million, primarily due to a $6.6 million decrease in insurance recoveries, a $7.5 million increase in share-based compensation expense associated with the performance of the Company and the loss of Florida hosting revenues. Partially offsetting these declines was the effect of incremental operating income from the Riverwalk and Oxford acquisitions and strong Kentucky Oaks and Kentucky Derby week results. Further discussion of results by our reported segments is detailed below.
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Our total net revenues increased $34.4 million, primarily from the continuing organic growth of our Online Business segment and from the acquisition of Riverwalk. Online Business revenues increased $17.9 million during the year ended December 31, 2012, compared to the same period of 2011, primarily reflecting an increase in Online Business handle of 10.9%. Gaming revenues increased $10.5 million, primarily reflecting $10.3 million in revenue generated at Riverwalk, which was acquired on October 23, 2012. In addition, gaming revenues increased $3.4 million at Harlow's during the year ended December 31, 2012, which was closed for twenty-five days during the same period of 2011, as a result of damage sustained from the Mississippi River flooding. These increases were partially offset by a $5.0 million decline at Calder Casino during the year ended December 31, 2012 due to increased regional competitive pressure from the opening of a new casino in Miami during January 2012, along with what we believed to be a weak South Florida economy. Revenues generated by Racing Operations increased $3.2 million, primarily reflecting an increase in revenues at Churchill Downs due to a strong performance from Kentucky Oaks and Kentucky Derby week and a 4% increase in live race days during the year ended December 31, 2012 as compared to the prior year.

Furthermore, other operating revenues increased $2.9 million predominantly due to an increase in handle-based revenue from United Tote.
For the year ended December 31, 2012, our operating income increased $15.5 million due to incremental operating income from Kentucky Oaks and Kentucky Derby week results. In addition, our Online Business operating income improved from organic handle growth. Finally, insurance recoveries increased $6.0 million as compared to the year ended December 31, 2011. Partially offsetting these improvements was a $4.3 million increase in share-based compensation. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Purses & pari-mutuel taxes	$111,198	$125,490	$125,635	$(14,292)	(11)%	$(145)	—%
Gaming taxes	70,481	52,306	52,026	18,175	35%	280	1%
Depreciation/amortization	61,750	55,600	55,170	6,150	11%	430	1%
Other operating expenses	362,725	334,527	318,484	28,198	8%	16,043	5%
SG&A expenses	83,446	73,829	65,501	9,617	13%	8,328	13%
Insurance recoveries, net of losses	(375)	(7,006)	(972)	6,631	(95)%	(6,034)	F
Total expenses	$689,225	$634,746	$615,844	$54,479	9%	$18,902	3%
Percent of revenue	88%	87%	88%
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $28.2 million, primarily reflecting an increase of $31.8 million in operating expenses generated by Riverwalk and Oxford during the year ended December 31, 2013. In addition, salary expenditures increased $1.7 million, primarily associated with the continued development of the Online Business segment. Furthermore, we incurred operating expenses of $1.1 million associated with a new video poker location in Louisiana which opened during January 2013. Finally, we incurred $3.1 million in operating expenses related to the development of Internet gaming technology, including $2.5 million of bad debt expense associated with a third-party deposit for which collectibility is not probable. Partially offsetting these increases were decreases in other racing expenses of $5.6 million associated with Calder’s loss of Florida host revenues during the year ended December 31, 2013. Finally, Online Business content expenses declined due to the favorable settlement of litigation and the cessation of operations in Texas and Illinois during portions of 2013.

•	Gaming taxes increased $18.2 million, primarily due to our acquisitions of Riverwalk and Oxford, which incurred gaming taxes of $19.4 million during the year ended December 31, 2013.

•
Purses and pari-mutuel taxes decreased $14.3 million, primarily as the result of the decline in pari-mutuel revenues within our Racing Operations, which corresponds with a 10.9% decrease in pari-mutuel handle compared to the same period of 2012. Calder generated a decline in purses and pari-mutuel taxes of $13.2 million, primarily due to the loss of Florida hosting revenues. Partially offsetting this decline was an increase in pari-mutuel taxes within the Online Business, due to an increase in the number of states which assess pari-mutuel taxes on ADW wagering.

•
SG&A expenses increased $9.6 million due to our acquisitions of Riverwalk and Oxford, which incurred an increase of $3.6 million in selling and general expenses during the year ended December 31, 2013. In addition, we incurred an increase of $7.5 million in share-based compensation expense during the period, which includes expenditures related to grants made under the New Company LTIP. We recognized a recovery of $0.8 million in selling and general expenses at Calder Casino during the year ended December 31, 2012, related to a reimbursement of certain administrative expenditures associated with a slot machine referendum held during 2005. Partially offsetting these increases were reductions in nonrecurring executive compensation expenditures of $1.6 million and reductions in professional and consulting fees of $0.7 million.

•
Insurance recoveries, net of losses decreased $6.6 million during the year ended December 31, 2013, primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow’s. Partially offsetting this decline was the recognition of recoveries of $0.4 million during the year ended December 31, 2013 associated with 2012 hail damage at Churchill Downs.

•
Depreciation and amortization expense increased $6.2 million during the year ended December 31, 2013, primarily due to the acquisitions of Riverwalk and Oxford which incurred expenses of $7.6 million during the year.

Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $16.0 million, primarily as a result of increased content costs within the Online Business of $8.0 million, which corresponds to the 10.9% increase in pari-mutuel handle during the year ended December 31, 2012. In addition, we incurred $1.7 million in expenses associated with the October 2012 launch of Luckity, our newest ADW venture. We also recognized a non-recurring expense of $0.4 million to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011. Furthermore, we recognized a $2.5 million reduction in sales tax expense at Churchill Downs involving a Tax Increment Financing ("TIF") agreement with the Commonwealth of Kentucky during the year ended December 31, 2011. Finally, operating expenses increased $6.6 million due to our acquisitions of Riverwalk and Bluff during the year ended December 31, 2012. Partially offsetting these increases were decreases in labor costs, lower utility expenses and other cost control measures implemented by our Racing Operations during the year ended December 31, 2012.

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

Other Income (Expense) and Provision for Income Taxes
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Interest income	$112	$90	$468	$22	24%	$(378)	(81)%
Interest expense	(6,231)	(4,531)	(8,924)	(1,700)	(38)%	4,393	49%
Equity in loss of unconsolidated investments	(4,142)	(1,701)	(1,113)	(2,441)	U	(588)	(53)%
Miscellaneous, net	5,667	819	23,643	4,848	F	(22,824)	(97)%
Other income (expense)	$(4,594)	$(5,323)	$14,074	$729	14%	$(19,397)	U
Income tax provision	$(30,473)	$(33,075)	$(34,289)	$2,602	8%	$1,214	4%
Effective tax rate	36%	36%	36%
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous other income increased $4.8 million, primarily due to the recognition of the final HRE Trust Fund proceeds of $4.5 million related to the Illinois riverboat casino surcharge during the year ended December 31, 2013.

•
Equity in loss of unconsolidated investments increased $2.4 million during the year ended December 31, 2013, primarily due to preopening expenses of $3.6 million related to our investment in MVG. Partially offsetting this increase were favorable gaming results from MVG of $0.5 million subsequent to its opening on December 12, 2013, and the performance of our investment in HRTV, which improved $0.6 million.

•
Interest expense increased $1.7 million during the year ended December 31, 2013, primarily as a result of higher average outstanding debt balance under our Senior Secured Credit Facility required for financing the acquisitions of Riverwalk, Oxford and MVG development. In addition, amortization of loan origination and debt issuance costs were $0.7 million during the year ended December 31, 2013.

•	The effective tax rate for the year ended December 31, 2013 was affected by the recognition of income tax benefits of $0.9 million related to 2012 and 2013 research and development tax credits.
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Miscellaneous other income decreased $22.8 million, primarily reflecting the impact of recognizing income of $19.3 million related to the HRE Trust Fund during the year ended December 31, 2011. In addition, during 2011, we recorded a gain of $2.7 million and the elimination of other income related to the long put option and short call option associated with a related party convertible note payable that was converted into common stock during the year ended December 31, 2011.

•
Interest expense decreased $4.4 million during the year ended December 31, 2012, due in part to lower interest expense of $2.8 million under our senior secured credit facility associated with lower average outstanding debt balances during the year ended December 31, 2012, compared to the same period of 2011. In addition, during 2012, we did not incur interest expense related to the convertible note payable which was converted during the prior year. During the year ended December 31, 2011, interest expense, including conversion charges, of $1.6 million was incurred, associated with the convertible note payable.

•	Equity in loss of unconsolidated investments increased $0.6 million during the year ended December 31, 2012, related to our investment in MVG.
Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Churchill Downs	$139,531	$129,847	$126,974	$9,684	7%	$2,873	2%
Arlington	67,878	73,789	73,419	(5,911)	(8)%	370	1%
Calder	37,527	66,149	65,022	(28,622)	(43)%	1,127	2%
Fair Grounds	41,828	45,460	45,789	(3,632)	(8)%	(329)	(1)%
Total Racing Operations	286,764	315,245	311,204	(28,481)	(9)%	4,041	1%
Calder Casino	78,951	77,864	82,819	1,087	1%	(4,955)	(6)%
Fair Grounds Slots	42,156	42,881	41,553	(725)	(2)%	1,328	3%
VSI	35,931	35,433	35,052	498	1%	381	1%
Harlow’s Casino	52,440	56,604	53,205	(4,164)	(7)%	3,399	6%
Oxford Casino	34,350	—	—	34,350	F	—	—
Riverwalk Casino	53,645	10,330	—	43,315	F	10,330	F
Total Gaming	297,473	223,112	212,629	74,361	33%	10,483	5%
Online Business	185,394	184,115	166,202	1,279	1%	17,913	11%
Other Investments	26,308	25,251	21,578	1,057	4%	3,673	17%
Corporate	1,143	1,032	326	111	11%	706	F
Eliminations	(17,757)	(17,459)	(15,085)	(298)	(2)%	(2,374)	(16)%
	$779,325	$731,296	$696,854	$48,029	7%	$34,442	5%
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of our revenues by segment include:

•
Gaming revenues increased $74.4 million, primarily reflecting revenue from the acquisitions of Riverwalk, which was acquired on October 23, 2012, and Oxford, which was acquired on July 17, 2013. Calder Casino revenues increased during the period as directed marketing efforts implemented during 2013 and the closure of Florida Internet cafes offset continued regional competitive pressures from the opening of additional Miami casinos during January 2012 and August 2013. Partially offsetting these increases was a decrease in net revenues of $4.2 million at Harlow’s during 2013 due to continued weakness in the region and disruptions from casino floor modifications to address competitive pressures. Fair Grounds Slots and VSI revenues decreased $0.2 million compared to the same period of 2012, as local market weakness more than offset additional video poker revenues from the opening of a new video poker facility during January 2013.

•
Racing Operations revenues decreased $28.5 million, as strong Kentucky Oaks and Derby week results and the revenues from the new twelve-day September live racing meet at Churchill Downs were more than offset by weaknesses at the Company’s other racetracks. Kentucky Oaks and Derby week revenues improved from the same period of 2012 due to revenues from a newly opened luxury facility, the Mansion, in addition to increased ticket sales and sponsorships and other new Kentucky Oaks and Derby week offerings. However, Calder revenues declined $28.6 million during 2013, primarily due to the loss of Florida hosting revenues of approximately $21.2 million and fewer live racing days revenue of $7.4 million, as more fully discussed in “Item 7. Management's Discussion and Analysis: Recent Developments.” Arlington revenues decreased $5.9 million compared to the same period of 2012, primarily due to the temporary cessation of Illinois ADW wagering, the loss of eighteen host days and poor weather conditions which hampered attendance and wagering. Host days are awarded in Illinois by the IRB to racetracks that are not conducting live horseracing, for which a host racetrack receives a percentage of earnings from pari-mutuel wagering activity at other racetracks throughout Illinois. Fair Grounds revenues declined $3.6 million during 2013 due to inclement weather conditions unfavorably impacting both the 2013 live racing meets and Jazz Fest.

•
Online Business revenues increased $1.3 million, as organic customer growth at TwinSpires and Velocity was primarily offset by the temporary expiration of legislation allowing Illinois residents to wager online. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, which had previously ceased on January 18, 2013. Furthermore, on September 25, 2013, TwinSpires ceased accepting wagers from Texas residents due to the enforcement of an existing state law which permits Texas residents to wager on pari-mutuel events only at Texas racetracks. The impact of the Illinois and Texas disruptions represented a 4.3% decline in total handle during 2013 as compared to the same period of 2012.

•	Other Investments revenues increased $1.1 million, due primarily to an increase in equipment sales at United Tote.
Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of our revenues by segment include:

•
Online Business revenues increased $17.9 million, reflecting a 10.9% increase in our pari-mutuel handle, from both continuing organic growth in customers and an increase in average daily wagering from existing customers.

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

•
Other Investments revenues increased $3.7 million, due, in part, to an increase in handle-based revenues at United Tote during the year ended December 31, 2012. In addition, we benefitted from our acquisition of Bluff during the year ended December 31, 2012.

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

Adjusted Segment EBITDA
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Racing Operations	$50,275	$54,357	$47,236	$(4,082)	(8)%	$7,121	15%
Gaming	80,429	64,231	58,590	16,198	25%	5,641	10%
Online Business	49,122	44,618	40,918	4,504	10%	3,700	9%
Other Investments	1,011	(117)	1,269	1,128	F	(1,386)	U
Corporate	(4,606)	(4,834)	(2,523)	228	(5)%	(2,311)	92%
Total Adjusted EBITDA	$176,231	$158,255	$145,490	$17,976	11%	$12,765	9%
Insurance recoveries, net of losses	375	7,006	972	(6,631)	(95)%	6,034	F
HRE Trust Fund proceeds	4,541	—	19,258	4,541	F	(19,258)	U
Share-based compensation	(21,482)	(13,993)	(9,730)	(7,489)	54%	(4,263)	44%
Pre-opening costs	(3,620)	—	—	(3,620)	U	—	—%
MVG interest expense, net	(170)	—	—	(170)	U	—	—%
Other charges and recoveries, net	(2,500)	—	2,720	(2,500)	U	(2,720)	U
Depreciation and amortization	(61,750)	(55,600)	(55,170)	(6,150)	11%	(430)	1%
Interest income (expense), net	(6,119)	(4,441)	(8,456)	(1,678)	38%	4,015	(47)%
Income tax provision	(30,473)	(33,075)	(34,289)	2,602	(8)%	1,214	(4)%
Earnings from continuing operations	55,033	58,152	60,795	(3,119)	(5)%	(2,643)	(4)%
Discontinued operations, net of income taxes	(133)	124	3,560	(257)	U	(3,436)	U
Net earnings and comprehensive income	$54,900	$58,276	$64,355	$(3,376)	(6)%	$(6,079)	(9)%
Excluding corporate share-based compensation, the table below presents intercompany management fees (expense) income included in the Adjusted EBITDA of each of the operating segments for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands).

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Racing Operations	$(6,978)	$(8,063)	$(8,476)	1,085	13%	$413	5%
Gaming	(7,238)	(5,705)	(5,813)	(1,533)	(27)%	108	2%
Online Business	(4,428)	(4,679)	(4,544)	251	5%	(135)	(3)%
Other Investments	(603)	(627)	(652)	24	4%	25	4%
Corporate Income	19,247	19,074	19,485	173	1%	(411)	(2)%
Total management fees	$—	$—	$—	$—		$—

Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of our Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $16.2 million, driven by an increase in Riverwalk Adjusted EBITDA of $13.0 million and Oxford Adjusted EBITDA of $9.2 million. Partially offsetting this increase was a decline in Harlow’s Adjusted EBITDA of $3.6 million as compared to the same period of 2012 driven by general economic weakness and lower customer discretionary spending in the region. In addition, during 2013, Harlow’s experienced disruptions from modifying its casino floor to combat competitive pressures in the market and from expanding its high-stakes slot positions. Calder Casino recognized proceeds during the prior year of $0.8 million as a reduction to SG&A expense relating to a reimbursement of certain administrative expenditures for a prior year slot referendum. Excluding the prior year recovery, Calder Casino Adjusted EBITDA improved $0.3 million compared to the same period of 2012. Calder Casino was favorably impacted by its strategic player marketing efforts, the closure of Internet cafes in the State of Florida, and a successful advertising campaign, which mitigated the impact of new, competing casinos which opened during August 2013 and January 2012 in the South Florida region. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $1.9 million as weakness in the New Orleans market more than offset the opening of a new video poker facility.

•
Online Business Adjusted EBITDA increased $4.5 million during the year ended December 31, 2013, reflecting a 1.0% increase in our pari-mutuel handle, which was partially offset by an increase in pari-mutuel taxes associated with additional state legislative requirements. Velocity Adjusted EBITDA increased from both the addition of a new high volume wagering customer and increased wagering by existing customers. Online Business content expenses declined due to the favorable settlement of litigation. In addition, our investment in HRTV improved $0.6 million during the year ended December 31, 2013. Finally, the Online Business incurred $2.2 million in expenses associated with the continuing development of Luckity, a decrease of $0.4 million as compared to the same period of 2012. Partially offsetting these improvements was the unfavorable impact from the temporary loss of Illinois ADW wagering and the exit from Texas ADW wagering, which generated a combined handle decline of 4.3% and a reduction in Adjusted EBITDA of $2.7 million during the year ended December 31, 2013.

•
Racing Operations Adjusted EBITDA decreased $4.1 million during the year ended December 31, 2013. Churchill Downs Adjusted EBITDA improved $5.8 million from increased profitability from Kentucky Oaks and Derby week and $2.8 million from its new September live racing meet. In addition, Racing Operations benefited from lower labor costs and other cost control measures related to renovations at Churchill Downs Racetrack, including a new simulcasting facility. Offsetting these improvements was a $9.0 million decline in Adjusted EBITDA at Calder of which approximately $6.3 million was associated with the loss of Florida hosting revenues, approximately $1.8 million was associated with fewer live racing days and approximately $0.9 million with other ancillary items during the year ended December 31, 2013. Furthermore, Arlington Adjusted EBITDA declined $2.3 million due to eighteen fewer host days and a decline in pari-mutuel handle of 6.4%. Finally, Fair Grounds Adjusted EBITDA decreased $1.4 million due to inclement weather conditions unfavorably impacting both the 2013 racing meets and Jazz Fest.

•
Other Investments Adjusted EBITDA increased $1.1 million, primarily due to incremental equipment sales at United Tote and 50% of the operating results of our joint venture, MVG, which improved $0.8 million during the year. Partially offsetting this improvement were operating costs of $1.1 million associated with our Internet gaming initiatives.

The following other items affected earnings from continuing operations during the year ended December 31, 2013:

•
Insurance recoveries, net of losses, decreased $6.6 million during the year ended December 31, 2013, primarily due to the prior year recognition of insurance recoveries associated with 2011 flood and wind damage at Harlow’s.

•
HRE Trust Fund proceeds of $4.5 million were recognized as miscellaneous other income during the year ended December 31, 2013, reflecting Arlington’s final share of the disbursement of funds related to the riverboat casino license surcharge.

•	Share-based compensation expense increased $7.5 million compared to the same period of 2012 primarily due to expenses associated with grants made under the New Company LTIP.

•
Pre-opening costs of $3.6 million were incurred during the year ended December 31, 2013 associated with our investment in MVG, which opened a video lottery facility and a new harness racing facility on December 12, 2013.

•	MVG interest expense, net increased $0.2 million due to our share of financing costs incurred by the joint venture.

•	Other charges and recoveries, net increased $2.5 million as the collectibility of a third-party deposit associated with an Internet gaming license was not deemed probable.

•
Depreciation and amortization expense increased $6.2 million during the year ended December 31, 2013 driven primarily by the Riverwalk and Oxford acquisitions. Depreciation expense at United Tote decreased $2.0 million as certain assets acquired in the 2009 acquisition were fully depreciated during 2012.

Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011
Significant items affecting comparability of our Adjusted EBITDA by segment include:

•
Racing Operations Adjusted EBITDA increased $7.1 million due to improvements in Adjusted EBITDA at each of our racing properties. Churchill Downs Adjusted EBITDA increased as increased profitability of $5.4 million from Kentucky Oaks and Derby week was partially offset by the unfavorable impact of items recognized during

2011 which did not recur during 2012. During the year ended December 31, 2011, Churchill Downs recognized a $3.1 million reduction in operating expenses from a TIF agreement with the Commonwealth of Kentucky as compared to $0.7 million reduction in operating expenses during the year ended December 31, 2012. Furthermore, Churchill Downs benefitted from hosting the Breeders’ Cup during the year ended December 31, 2011. Finally, Racing Operations Adjusted EBITDA benefitted from lower labor costs, utility expenses and other cost control measures as compared to the same period of 2011.

•
Gaming Adjusted EBITDA increased $5.6 million, primarily due to a full year of operations at Harlow’s and the acquisition of Riverwalk. Harlow’s generated Adjusted EBITDA of $20.7 million during the year ended December 31, 2012 compared to Adjusted EBITDA of $17.6 million during the prior year. The improvement in Harlow’s profitability during 2012 is due to the closure of the facility for twenty-five days during 2011 due to Mississippi River flooding. In addition, our acquisition of Riverwalk generated Adjusted EBITDA of $3.0 million during the year ended December 31, 2012. Partially offsetting these increases was a decline in Adjusted EBITDA at Calder Casino, which generated Adjusted EBITDA of $13.6 million during the year ended December 31, 2012, compared to Adjusted EBITDA of $14.5 million during the prior year. Results at Calder Casino were negatively impacted by a 5.0% decrease in slot revenues, primarily due to increased regional competitive pressures from a new casino in Miami which opened during January 2012, and what we believed to be a weak South Florida economy. Partially offsetting the decline in gaming revenues at Calder Casino was the recognition of proceeds of $0.8 million as a reduction to SG&A expenses during the year ended December 31, 2012, relating to a reimbursement of certain administrative expenditures for a prior year slot machine referendum. Our Louisiana operations generated Adjusted EBITDA of $26.9 million and $26.6 million during each of the years ended December 31, 2012 and 2011, respectively.

•
Online Business Adjusted EBITDA increased $3.7 million, primarily reflecting a 10.9% increase in our pari-mutuel handle from continuing organic growth in customers during the year ended December 31, 2012. Partially offsetting this increase were nonrecurring employee costs of $1.1 million in addition to expenditures of $2.5 million related to the October 2012 launch of Luckity, our newest ADW venture. In addition, we incurred increased losses of $0.7 million related to our equity investment in HRTV and $0.4 million in expenditures to credit the wagering accounts of our Online Business customers impacted by incorrect wagering payoffs from a New York Racing Association error that occurred during 2010 and 2011.

•	Other Investments Adjusted EBITDA decreased $1.4 million primarily due to expenditures related to our equity investment in MVG and our acquisition of Bluff during the year ended December 31, 2012.

•
Corporate Adjusted EBITDA decreased $2.3 million due to increases of $1.0 million in professional and legal fees and $0.4 million in facility expenses associated with our corporate office relocation. In addition, there was a decrease of $0.4 million in corporate management fee income.

The following other items affected net earnings from continuing operations:

•	HRE Trust Fund proceeds of $19.3 million were recognized as miscellaneous other income during the year ended December 31, 2011, reflecting the release of restrictions on the HRE Trust Fund.

•
Insurance recoveries, net of losses, increased $6.0 million during the year ended December 31, 2012 primarily due to recognition of insurance recoveries associated with both 2011 flood and wind damage at Harlow’s and 2012 hail damage at Churchill Downs.

•
Share-based compensation expense increased $4.3 million compared to the same period of 2011 as we recognized higher long-term incentive compensation expenses related to the financial performance of the Company.

•
Other charges and recoveries, net decreased $2.7 million due to the recognition of a gain of $2.7 million associated with a related party convertible note payable that was converted into common stock during the year ended December 31, 2011.

Discontinued Operations
Fight! Magazine, Hoosier Park and Hollywood Park Racetrack have been accounted for as discontinued operations. Accordingly, the results of operations of the sold businesses for all periods presented and the (losses) gains on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Net revenues	$632	$1,087	$—	$(455)	(42)%	$1,087	F
Operating expenses	857	885	12	(28)	(3)%	873	U
Selling, general and administrative expenses	—	—	(11)	—	—	11	U
Operating (loss) gain	(225)	202	(1)	(427)	U	203	F
Other income (expense)	145	(2)	—	147	F	(2)	U
(Loss) earnings from operations before income taxes	(80)	200	(1)	(280)	U	201	F
Income tax benefit (provision)	30	(76)	—	106	F	(76)	U
(Loss) gain from operations	(50)	124	(1)	(174)	U	125	F
(Loss) gain on sale of assets, net of income taxes	(83)	—	3,561	(83)	U	(3,561)	U
Net (loss) gain	$(133)	$124	$3,560	$(257)	U	$(3,436)	(97)%
Sale of Fight! Magazine
On December 16, 2013, the Company completed the sale of 100% of the assets of Fight! Magazine ("Fight"), a division of Bluff which was acquired by the Company in February 2012. Net revenues, operating expenses and the loss on sale of Fight for the years ended December 31, 2013 and 2012, have been reclassified to discontinued operations. There was no impact from these reclassifications on net earnings or cash flows.
Hoosier Park Consideration
In accordance with the Company’s sale of its ownership interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) during 2007, the Company received a promissory note (the “Note”) in the amount of $4.0 million plus interest. The Partnership Interest Purchase Agreement documenting such sale to Centaur also included a contingent consideration provision whereby the Company was entitled to payments of up to $15 million on the date which is 18 months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, the Company did not recognize the contingent consideration at the date of sale.
On October 1, 2011, the Company received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, the Company also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which was recognized as a gain in discontinued operations during the year ended December 31, 2011.
Hollywood Park Racetrack
In addition, we recognized operating expenses of $0.1 million during the year ended December 31, 2013, from adjustments related to workers' compensation reserves retained by the Company subsequent to our sale of Hollywood Park Racetrack during 2005.
Consolidated Balance Sheet
The following table is a summary of our overall financial position as of December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,		‘13 vs. ‘12 Change
	2013	2012	$	%
Total assets	$1,352,261	$1,114,337	$237,924	21%
Total liabilities	$647,472	$470,042	$177,430	38%
Total shareholders’ equity	$704,789	$644,295	$60,494	9%
Significant items affecting comparability of our consolidated balance sheet include:

•
Total assets increased primarily due to assets assumed and intangibles recorded of $161.1 million, net of cash, associated with the Oxford acquisition. Excluding Oxford, significant other changes within total assets include an increase in investment in and advances to unconsolidated affiliate of $66.9 million during the year ended December 31, 2013, due to funding of $70.5 million to our investment in MVG, partially offset by our equity losses from MVG. In addition, other assets increased $9.5 million primarily due to the capitalization of $6.3 million in debt issuance costs associated with our Senior Unsecured Notes offering and $2.3 million in loan origination fees associated with the senior secured Credit Facility.

Partially offsetting these increases were decreases in net other intangible assets of $9.7 million during the year ended December 31, 2013. The decrease in net other intangible assets primarily reflects the amortization of definite lived assets acquired in our acquisitions of Harlow’s, Riverwalk and Oxford.

•
Significant changes within total liabilities include an increase in long-term debt of $159.5 million, reflecting the issuance of $300 million in long-term debt from our Senior Unsecured Notes offering, partially offset by repayments under our Senior Secured Credit Facility. In addition, dividends payable increased $15.2 million reflecting a change in the timing of our 2013 shareholder dividend payment.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
Cash Flows from:	2013	2012	2011	$	%	$	%
Operating activities	$144,915	$144,407	$172,995	$508	—%	$(28,588)	(17)%
Investing activities	$(281,872)	$(199,988)	$(26,878)	$(81,884)	41%	$(173,110)	U
Financing activities	$144,488	$65,433	$(145,693)	$79,055	F	$211,126	F

•
The increase in cash provided by operating activities is due, in part, to the acquisitions of Riverwalk and Oxford, the increased profitability of Kentucky Oaks and Kentucky Derby week and the receipt of HRE Trust Fund proceeds during the year ended December 31, 2013. Partially offsetting these improvements was the loss of Florida hosting revenues at Calder and an overpayment of estimated 2013 federal income taxes. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the net increase in acquisition activity of $12.0 million related to the 2013 Oxford acquisition as compared to the 2012 acquisitions of Riverwalk and Bluff. In addition, capital contributions to our joint venture, MVG, increased $50.7 million during the year ended December 31, 2013 as compared to the same period of 2012. Finally, other increases in investing activities include the receipt of $10.4 million in insurance proceeds during the year ended December 31, 2012, related to the Harlow’s flood and wind claims and the Churchill Downs hail claim.

•
The increase in cash provided by financing activities is primarily due to the issuance of our $300 million Senior Unsecured Notes during the year ended December 31, 2013. In addition, net repayments under our Senior Secured Credit Facility increased $222.7 million during the year ended December 31, 2013, through the repayment of a portion of the senior secured credit facility from the proceeds of the Senior Unsecured Notes.

During 2013, the Company funded $70.5 million in capital contributions to MVG. Since the joint venture commenced during 2012, the Company has funded $90.4 million in capital contributions. The Company anticipates providing funding of $24.0 million to MVG during 2014.
There were no material changes in our commitments to make future payments or in our contractual obligations. As of December 31, 2013, we were in compliance with the debt covenants of our senior secured credit facility and had $425 million of borrowing capacity under our senior secured credit facility.

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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,			‘13 vs. ‘12 Change		‘12 vs. ‘11 Change
	2013	2012	2011	$	%	$	%
Maintenance-related capital expenditures	$16,879	$17,158	$14,845	$(279)	(2)%	$2,313	16%
Capital project expenditures	31,892	24,140	7,822	7,752	32%	16,318	U
Additions to property and equipment	$48,771	$41,298	$22,667	$7,473	18%	$18,631	82%
Net cash provided by operating activities	$144,915	$144,407	$172,995	$508	—%	$(28,588)	(17)%
Maintenance-related capital expenditures	(16,879)	(17,158)	(14,845)	279	(2)%	(2,313)	16%
Free cash flow	$128,036	$127,249	$158,150	$787	1%	$(30,901)	(20)%
During the year ended December 31, 2013, the increase in capital project expenditures as compared to the same period of 2012 primarily reflects capital expenditures related to the Mansion, Rooftop Garden and Grandstand Terrace projects at Churchill Downs.
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
Credit Facilities and Indebtedness
5.375% Senior Unsecured Notes
On December 16, 2013, the Company completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. The Company received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of its outstanding borrowings, and accrued and unpaid interest outstanding under its Third Amended and Restated Credit Agreement ("Senior Secured Credit Facility"). As a result of the issuance, the Company capitalized $6.3 million of debt issuance costs, which is being amortized as interest expense over the remaining term of the Senior Unsecured Note.
The Senior Unsecured Notes were issued in a private offering that was exempt from registration under the Securities Act of 1933, as amended, and are senior unsecured obligations of the Company. The Senior Unsecured Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its Senior Secured Credit Facility and will rank equally with the Company’s existing and future senior obligations. At any time prior to December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through December 15, 2016, along with accrued and unpaid interest, if any, at the date of redemption. On or after December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at a redemption price of 104.031% which gradually reduces to par by 2019.

Senior Secured Credit Facility
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Senior Secured Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Senior Secured Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.3 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Senior Secured Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2013 and 2012 was 1.71% and 1.87%, respectively.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2013, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At December 31, 2013, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	30.8 to 1	> 3.0 to 1.0
Total Leverage Ratio	2.0 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	0.4 to 1	< 3.5 to 1.0

Contractual Obligations
Our commitments to make future payments as of December 31, 2013, are summarized as follows (in thousands):

	2014	2015-2016	2017-2018	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$69,191	$—	$69,191
Interest on Senior Secured Credit Facility	1,183	—	—	—	1,183
Senior Unsecured Notes	—	—	—	300,000	300,000
Interest on Senior Unsecured Notes	16,125	32,250	32,250	47,712	128,337
Capital contributions to MVG	24,000	—	—	—	24,000
Operating leases	8,024	11,069	5,873	5,130	30,096
Total	$49,332	$43,319	$107,314	$352,842	$552,807

(1)	Interest includes the estimated contractual payments under our senior secured credit facility assuming no change in the borrowing rate of 1.7%, which was the rate in place as of December 31, 2013.
As of December 31, 2013, we had approximately $0.6 million of unrecognized tax benefits. We anticipate a decrease in our unrecognized tax benefits of approximately $0.1 million during the next twelve months due to the expiration of statutes of limitations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2013, we had $69.2 million outstanding under our senior secured credit facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facilities remain constant, a one-percentage point increase in the LIBOR rate would reduce annual earnings and cash flows from operating activities by $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Churchill Downs Incorporated
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Oxford Casino from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Oxford Casino from our audit of internal control over financial reporting. Oxford Casino is a wholly-owned subsidiary whose total assets and total revenues represent 12.5% and 4.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 26, 2014

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,708	$37,177
Restricted cash	36,074	38,241
Accounts receivable, net of allowance for doubtful accounts of $4,338 in 2013 and $1,885 in 2012	46,572	47,152
Deferred income taxes	8,927	8,227
Income taxes receivable	12,398	2,915
Other current assets	12,036	13,352
Total current assets	160,715	147,064
Property and equipment, net	585,498	542,882
Investment in and advances to unconsolidated affiliate	86,151	19,240
Goodwill	300,616	250,414
Other intangible assets, net	198,149	143,141
Other assets	21,132	11,596
Total assets	$1,352,261	$1,114,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,123	$47,791
Bank overdraft	973	6,027
Account wagering deposit liabilities	18,679	14,487
Purses payable	18,839	19,084
Accrued expenses	67,328	65,537
Dividends payable	15,186	—
Current maturities of long-term debt	—	209,728
Deferred revenue	49,078	43,916
Total current liabilities	213,206	406,570
Long-term debt, net of current maturities	369,191	—
Other liabilities	17,753	21,030
Deferred revenue	16,706	17,794
Deferred income taxes	30,616	24,648
Total liabilities	647,472	470,042
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,948 shares issued at December 31, 2013 and17,448 shares issued at December 31, 2012	295,955	274,709
Retained earnings	408,834	369,586
Total shareholders’ equity	704,789	644,295
Total liabilities and shareholders’ equity	$1,352,261	$1,114,337
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,
(in thousands, except per common share data)

	2013	2012	2011
Net revenues:
Racing	$274,269	$302,088	$298,920
Gaming	297,473	223,112	212,629
Online	184,541	183,279	165,416
Other	23,042	22,817	19,889
	779,325	731,296	696,854
Operating expenses:
Racing	233,286	255,405	259,369
Gaming	222,879	163,686	157,875
Online	123,449	123,476	113,243
Other	26,540	25,356	20,828
Selling, general and administrative expenses	83,446	73,829	65,501
Insurance recoveries, net of losses	(375)	(7,006)	(972)
Operating income	90,100	96,550	81,010
Other income (expense):
Interest income	112	90	468
Interest expense	(6,231)	(4,531)	(8,924)
Equity in losses of unconsolidated investments	(4,142)	(1,701)	(1,113)
Miscellaneous, net	5,667	819	23,643
	(4,594)	(5,323)	14,074
Earnings from continuing operations before provision for income taxes	85,506	91,227	95,084
Income tax provision	(30,473)	(33,075)	(34,289)
Earnings from continuing operations	55,033	58,152	60,795
Discontinued operations, net of income taxes:
(Loss) gain from operations	(50)	124	(1)
(Loss) gain on sale of assets	(83)	—	3,561
Net earnings and comprehensive income	$54,900	$58,276	$64,355
Net earnings (loss) per common share data:
Basic
Earnings from continuing operations	$3.13	$3.38	$3.59
Discontinued operations	(0.01)	0.01	0.21
Net earnings	$3.12	$3.39	$3.80
Diluted
Earnings from continuing operations	$3.07	$3.33	$3.55
Discontinued operations	(0.01)	0.01	0.21
Net earnings	$3.06	$3.34	$3.76
Weighted average shares outstanding:
Basic	17,294	17,047	16,638
Diluted	17,938	17,475	17,125
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2013, 2012 and 2011
(in thousands, except per common share data)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance, December 31, 2010	16,571	$236,503	$269,711	$506,214
Net earnings and comprehensive income			64,355	64,355
Issuance of common stock for convertible note payable	453	16,669		16,669
Issuance of common stock for employee benefit plans	24	725		725
Issuance of common stock for long-term incentive plan	103	1,929		1,929
Tax windfall from share-based compensation		151		151
Repurchase of common stock	(25)	(1,308)		(1,308)
Restricted stock forfeitures	(1)			—
Grant of restricted stock	53			—
Amortization of restricted stock		4,377		4,377
Cash dividends, $0.60 per share			(10,110)	(10,110)
Restricted dividends, $0.60 per share			(125)	(125)
Stock option plan expense		1,153		1,153
Balance, December 31, 2011	17,178	260,199	323,831	584,030
Net earnings and comprehensive income			58,276	58,276
Issuance of common stock for stock option exercises	155	5,663		5,663
Issuance of common stock for employee benefit plans	19	714		714
Issuance of common stock for long-term incentive plan	158	4,207		4,207
Tax windfall from share-based compensation		1,407		1,407
Repurchase of common stock	(84)	(5,094)		(5,094)
Restricted stock forfeitures	(1)			—
Grant of restricted stock	23			—
Amortization of restricted stock		6,377		6,377
Cash dividends, $0.72 per share			(12,351)	(12,351)
Restricted dividends, $0.72 per share			(170)	(170)
Stock option plan expense		1,236		1,236
Balance, December 31, 2012	17,448	274,709	369,586	644,295
Net earnings and comprehensive income			54,900	54,900
Issuance of common stock for stock option exercises	7	330		330
Issuance of common stock for employee benefit plans	17	805		805
Issuance of common stock for long-term incentive plan	174	6,371		6,371
Tax windfall from share-based compensation		2,981		2,981
Repurchase of common stock	(133)	(10,723)		(10,723)
Restricted stock forfeitures	(1)			—
Grant of restricted stock	436			—
Amortization of restricted stock		20,525		20,525
Cash dividends, $0.87 per share			(15,186)	(15,186)
Restricted dividends, $0.87 per share			(466)	(466)
Stock option plan expense		957		957
Balance, December 31, 2013	17,948	$295,955	$408,834	$704,789
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, (in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings and comprehensive income	$54,900	$58,276	$64,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,750	55,600	55,170
Asset impairment loss	—	25	511
Loss (gain) on sale of business	131	—	(271)
(Gain) loss on asset disposition	(497)	(128)	52
Equity in losses of unconsolidated investments	4,142	1,701	1,113
Unrealized gain on derivative instruments	—	—	(3,096)
Share-based compensation	21,482	7,613	5,531
Deferred tax provision	5,284	9,659	14,097
Other	689	910	2,489
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	6,359	9,178	18,342
Accounts receivable	(495)	(5,396)	(407)
Other current assets	1,372	(3,075)	3,235
Income taxes	(11,023)	764	7,995
Accounts payable	(5,879)	3,459	14,447
Purses payable	(6,594)	(10,148)	7,301
Accrued expenses	4,866	9,923	2,441
Deferred revenue	6,029	8,804	3,633
Deferred riverboat subsidy	—	—	(40,492)
Other assets and liabilities	2,399	(2,758)	16,549
Net cash provided by operating activities	144,915	144,407	172,995
Cash flows from investing activities:
Additions to property and equipment	(48,771)	(41,298)	(22,667)
Acquisition of businesses, net of cash acquired	(154,872)	(142,915)	—
Acquisition of gaming licenses	(2,650)	(2,250)	(2,250)
Investment in joint venture	(70,500)	(19,850)	—
Purchases of minority investments	(902)	(2,153)	(1,189)
Proceeds from sale of assets	15	833	55
Proceeds from insurance recoveries	—	10,505	183
Change in deposit wagering asset	(4,192)	(2,860)	(1,010)
Net cash used in investing activities	(281,872)	(199,988)	(26,878)
Cash flows from financing activities:
Borrowings on bank line of credit	740,131	554,248	320,181
Repayments of bank line of credit	(880,667)	(472,083)	(457,736)
Proceeds from bond issuance	300,000	—	—
Change in bank overdraft	(5,053)	555	(188)
Payment of dividends	—	(22,461)	(8,165)
Repurchase of common stock	(10,723)	(5,094)	(1,308)
Common stock issued	1,135	6,377	725
Windfall tax provision from share-based compensation	2,981	1,407	151
Loan origination fees	(2,258)	(67)	(155)
Debt issuance costs	(5,250)	—	—
Change in deposit wagering liability	4,192	2,551	802
Net cash provided by (used in) financing activities	144,488	65,433	(145,693)
Net increase in cash and cash equivalents	7,531	9,852	424
Cash and cash equivalents, beginning of year	37,177	27,325	26,901
Cash and cash equivalents, end of year	$44,708	$37,177	$27,325
 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31,
(in thousands)

	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,032	$2,856	$5,521
State tax credits	1,298	—	—
Income taxes	31,324	24,462	24,785

Schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of convertible note payable	$—	$—	$19,399
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	30,678	5,459	5,058
Dividends payable	15,186	—	—
Dividends accrued on restricted stock plans	466	170	125
Accrued debt issuance costs	1,000	—	—
Property and equipment additions included in accounts payable and accrued expenses	3,769	5,254	787
Property and equipment reductions included in accounts receivable	—	—	9,870

Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$252	$486	$—
Other current assets	799	688	—
Other non-current assets	—	282	—
Property and equipment, net	45,105	64,935	—
Goodwill	50,202	36,702	—
Other intangible assets	64,693	46,004	—
Accounts payable	(1,063)	(780)	—
Accrued expenses	(5,111)	(5,234)	—
Deferred revenue	(5)	(168)	—

The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. The Company offers gaming products through its casinos in Mississippi, its slot and video poker operations in Louisiana, its slot and poker operations in Florida, and its casino in Maine.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horseracing at Calder Race Course (“Calder”), Arlington International Race Course, LLC (“Arlington”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, LLC (“VSI”), SW Gaming, LLC (“Harlow’s”), Oxford Casino (“Oxford”), Magnolia Hill, LLC ("Riverwalk"), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires and United Tote Company, Inc. (“United Tote”), Churchill Downs Investment Company (“CDIC”), Bluff Media ("Bluff"), as well as the Company's equity investment in HRTV, LLC (“HRTV”) and a 50% joint venture in Miami Valley Gaming & Racing LLC ("MVG"). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Current Year Reclassifications
During the year ended December 31, 2013, the Company completed the sale of 100% of the assets of Fight! Magazine ("Fight"), a division of Bluff which was acquired by the Company in February 2012. Net revenues, operating expenses and the loss on the sale of Fight for the years ended December 31, 2013 and 2012, have been reclassified to discontinued operations. There was no impact from these reclassifications on net earnings or cash flows.
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
Restricted Cash
Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2013 and 2012, restricted cash included $8.8 million and $12.9 million, respectively, of funds related to the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds in Illinois, as further described in Note 22.

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
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 10 to 40 years for grandstands and buildings, 2 to 10 years for equipment, 2 to 10 years for furniture and fixtures and 10 to 20 years for tracks and other improvements.
Intangible Assets
The Company determines the initial carrying value of its intangible assets in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible asset. Definite-lived intangible assets are being amortized over their estimated useful lives ranging from one to thirty years using the straight-line method. Definite-lived intangible assets are reviewed for impairment in accordance with the Company's policy for long-lived assets below.
Goodwill is tested for impairment annually as of March 31 or between annual tests if events occur or circumstances indicate there may be impairment. Guidance related to goodwill impairment testing allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step of the goodwill impairment test consists of comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to such excess. The implied fair value of goodwill is determined in the same manner, as when determining the amount of goodwill recognized in a business combination.
The Company considers its slots gaming rights and trademarks as indefinite-lived intangible assets that do not require amortization based on its future expectations to operate its gaming facilities indefinitely, as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually as of March 31, or more frequently if indicators of impairment exist. In 2013, in connection with its annual impairment testing, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Assets for Impairment which allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is recognized. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets, and no adjustment to the carrying values of goodwill or indefinite-lived intangible assets was required.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Internal Use Software
The Company capitalized internal use software primarily related to its Online Business of approximately $7.4 million, $5.2 million and $3.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2013, 2012 and 2011, the amortization of capitalized costs totaled approximately $5.1 million, $4.2 million and $3.5 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.
Loan Origination Costs
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $2.3 million, $0.1 million and $0.2 million, respectively, in loan origination costs associated with the second and third amended and restated credit facility, which were capitalized and are being amortized as interest expense over the remaining term of the credit facility.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. During the year ended December 31, 2013, the Company incurred $6.3 million in debt issuance costs associated with the issuance of the Senior Unsecured Notes.
Investment in and Advances to Unconsolidated Affiliates
The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company's share of the investees' earnings and losses, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the consolidated statements of cash flows. The Company classified operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss, as the Company's investment in such unconsolidated affiliates are an extension of the Company's core business operations.
The Company evaluates its investment in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is "other-than-temporary" based on its assessment of all relevant factors, including consideration of the Company's intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee.
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
Approximately 42% of the Company’s revenues for the year ended December 31, 2013, are generated by pari-mutuel wagering on live and simulcast racing content through OTBs and ADW providers. Live racing handle includes patron wagers made on live races at the Company’s racetracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
The Company retains as revenue a predetermined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned approximated 10% of handle for our Racing Operations segment and 19% of handle for our Online Business segment. The Company is subject to pari-mutuel and gaming taxes based on pari-mutuel and gaming revenues in the jurisdictions in which it operates. These taxes are recorded as an operating expense in the Consolidated Statements of Comprehensive Income.
Customer Loyalty Programs
The Company's customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program, which was introduced

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

during the year ended December 31, 2012, to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Maine and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned.  For the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned.  To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. For the Player’s Cub program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  As of December 31, 2013 and 2012, the outstanding reward point liability was $2.1 million, for each respective period.
Account Wagering Deposit Liabilities
Account wagering deposit liabilities consist of deposits received from TwinSpires.com and Velocity customers, to be used to fund wagering through the Online Business players' accounts. Account wagering deposit liability balances are also classified as restricted cash within the Company's Consolidated Balance Sheets.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the years ended December 31, 2013, 2012 and 2011, promotional allowances of $33.0 million, $21.5 million and $17.1 million, respectively, were included as a reduction to net revenues. During those periods, Online promotional allowances were $12.3 million, $9.3 million and $6.5 million, Gaming promotional allowances were $19.8 million, $11.2 million and $8.7 million, and Racing promotional allowances were $0.9 million, $1.0 million and $2.0 million, respectively. The estimated cost of providing promotional allowances is included in operating expenses for the years ended December 31, 2013, 2012 and 2011 and totaled $9.5 million, $5.7 million and $4.6 million, respectively.
Deferred Revenue
Deferred revenue includes advance sales related to the Kentucky Derby and Kentucky Oaks races in Kentucky and other advance billings on racing events. Revenues from these advance billings are recognized when the related event occurs. Deferred revenue also includes advance sales of Personal Seat Licenses (“PSLs”) and luxury suites. PSLs represent the ownership of a specific seat for the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races at Churchill Downs and have a contractual life of either one, two, three, five or thirty years.
Revenue from PSLs is recognized when the Kentucky Derby, Kentucky Oaks and Breeders’ Cup races occur on a ratable basis over the term of the contract. Luxury suites are sold for specific racing events as well as for a predetermined contractual term. Revenue related to the sale of luxury suites is recognized as they are utilized when the related event occurs.
Pari-mutuel and Gaming Taxes
The Company recognizes pari-mutuel and gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states in which wagering occurs. Individual states and local jurisdictions set pari-mutuel tax rates which range from 0.5% to 10.0% of the total handle wagered by patrons. Gaming tax rates range from 1.5% to 46% of net gaming revenue.
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
Income Taxes

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Advertising
The Company expenses the costs of general advertising and associated promotional expenditures at the time the costs are incurred. During the years ended December 31, 2013, 2012 and 2011, the Company incurred advertising expenses of approximately $9.5 million, $6.9 million and $6.8 million, respectively.
Share-Based Compensation
All share-based payments to employees, including grants of employee stock options and restricted stock, are recognized as compensation expense over the service period based on the fair value on the date of grant.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Computation of Net Earnings per Common Share
Net earnings per common share is presented for both basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”). Earnings attributable to securities that are deemed to be participating securities are excluded from the calculation of Basic EPS using the two-class method. The Company has determined that employee restricted stock grants, including awards granted under its long-term incentive plans, are participating securities. Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and stock options held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of Diluted EPS. For periods when the Company reports net earnings, potential common shares with exercise prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of Diluted EPS. See Note 19 for further details.
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
Comprehensive Income
The Company has no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the Consolidated Statements of Comprehensive Income.
Reclassifications
Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income or cash flows.
Recent Accounting Pronouncements
As noted in Intangible Assets above, the Company adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing is acceptable for assessing a company's indefinite-lived intangible assets. The new standard became effective for indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012.
NOTE 2—ACQUISITIONS AND NEW VENTURES
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino and various dining facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its Senior Secured Credit Facility.
During the period from July 17, 2013, through December 31, 2013, Oxford contributed revenues of $34.4 million and earnings from continuing operations before provision for income taxes of $6.1 million. In accordance with accounting standards, the Company completed the purchase price allocation during the year ended December 31, 2013. The following table summarizes (in thousands) the preliminary fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.7 million, at the date of the acquisition.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Total
Accounts receivable	$252
Prepaid expenses	675
Inventory	124
Property and equipment	45,105
Goodwill	50,202
Other intangible assets	64,693
Total assets acquired	161,051
Accounts payable	1,063
Accrued expenses	5,111
Other liabilities	5
Total liabilities acquired	6,179
Purchase price, net of cash acquired	$154,872
The preliminary fair value of other intangible assets consists of the following (in thousands):

Total
Slot gaming rights	$58,500
Customer relationships	1,700
Tradename	2,400
Other intangibles	2,093
Total intangible assets	$64,693
Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated remaining useful lives of the related assets as follows: 2 to 5 years for computer hardware and software, 2 to 9 years for equipment, 6 years for furniture and fixtures, 40 years for buildings and 14 years for building improvements. Amortization of definite-lived intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Intangible assets include customer relationships valued at $1.7 million with a life of 6 years. Other intangibles include table game fees paid to the State of Maine which is amortized over the 20-year contract period. Slot gaming rights and tradename are determined to have indefinite lives and are not being amortized.
Goodwill of $50.2 million was recognized given the expected contribution of the Oxford acquisition to the Company's overall business strategy. The entire balance of goodwill has been allocated to the Gaming business segment. The Company expects to deduct goodwill for tax purposes.
Riverwalk Casino Hotel Acquisition
On October 23, 2012, the Company completed its acquisition of Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction includes the acquisition of a 25,000-square-foot casino, an 80-room hotel, a 5,600-square-foot event center and dining facilities on approximately 22 acres of land. The acquisition continues the Company's diversification and growth strategies to invest in assets with an expected yield on investment to enhance shareholder value. The Company financed the acquisition with borrowings under its Senior Secured Credit Facility.
During the years ended December 31, 2013 and 2012, Riverwalk recognized revenues of $53.6 million and $10.3 million, respectively, and earnings from continuing operations of $9.8 million and $2.0 million, respectively, subsequent to its acquisition by the Company. In accordance with accounting standards, the company completed the purchase price allocation during the year ended December 31, 2013. The following table summarizes the fair values of the assets acquired and liabilities assumed, net of cash acquired of $9.4 million, at the date of the acquisition.

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
Depreciation of property and equipment acquired is calculated using the straight-line method over the estimated remaining useful lives of the related assets as follows: 3 to 5 years for computer hardware and software, 4 to 6 years for equipment, 4 to 6 years for furniture and fixtures, 40 years for buildings and 8 to 22 years for building improvements. Amortization of definite-lived intangible assets acquired is calculated using the straight-line method over the estimated useful life of the related intangible asset. Intangible assets include customer relationships valued at $10.3 million with a life of 6 years. Slot gaming rights and tradename are determined to have indefinite lives and are not being amortized.
Goodwill of $32.8 million was recognized given the expected contribution of the Riverwalk acquisition to the Company's overall business strategy. The entire balance of goodwill has been allocated to the Gaming business segment. The Company expects to deduct goodwill for tax purposes.
Miami Valley Gaming & Racing Joint Venture
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio.
Through the joint venture agreement, the Company and DNC formed a new company, MVG, which will manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. (the "MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder to be funded through a $50.0 million note payable over a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence.
Construction began in December 2012 on the new gaming and racing facility in Lebanon, Ohio on a 120-acre site. The new facility opened December 12, 2013, and includes a 5/8-mile harness racing track and a 186,000-square-foot gaming facility, featuring 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG will invest approximately $212.0 million in the new facility, including the $50.0 million license fee payable to the Ohio Lottery Commission. During the years ended December 31, 2013 and 2012, the Company funded $70.5 million and $19.9 million in initial capital contributions to the joint venture, respectively. The Company anticipates providing funding of $24.0 million to MVG during 2014.

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
The Company completed its acquisition of Bluff for cash consideration of $6.7 million and contingent consideration of $2.5 million based on the probability of the enactment of federal or state enabling legislation which permits Internet poker gaming during the five year period after acquisition. The contingent consideration was estimated at $2.3 million. Any changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in earnings in the period the estimated fair value changes. Since the transaction did not have a material impact on the Company’s consolidated financial statements, additional disclosure was not deemed necessary. See Note 17 for further discussion of the fair value measurement of the contingent consideration.
Pro Forma (unaudited)
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

	Year Ended December 31,
	2013	2012
Net revenues	$820,297	$815,605
Earnings from continuing operations	$59,002	$62,626
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$3.36	$3.64
Diluted:
Earnings from continuing operations	$3.29	$3.58
Shares used in computing earnings from continuing operations per common share:
Basic	17,294	17,047
Diluted	17,938	17,475
Pro forma results exclude the effect of the acquisition of Bluff, which did not have a material impact on the Company's consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 3—DISCONTINUED OPERATIONS
Sale of Fight! Magazine
On December 16, 2013, the Company completed the sale of 100% of the assets of Fight! Magazine ("Fight") for an immaterial cash consideration. Fight is a division of Bluff which was acquired by the Company in February 2012. Net revenues, operating expenses and the loss on sale of Fight for the years ended December 31, 2013 and 2012, have been reclassified to discontinued operations.
Hoosier Park Consideration
In accordance with the Company’s sale of its ownership interest in Hoosier Park to Centaur Racing, LLC (“Centaur”) during 2007, the Company received a promissory note (the “Note”) in the amount of $4.0 million plus interest. The Partnership Interest Purchase Agreement documenting such sale to Centaur also included a contingent consideration provision whereby the Company was entitled to payments of up to $15 million on the date which is 18 months after the date that slot machines are operational at Hoosier Park. During June 2008, Hoosier Park commenced its slot operations, fulfilling the terms of the contingency provision. However, due to uncertainties regarding collectability, the Company did not recognize the contingent consideration at the date of sale.
On October 1, 2011, the Company received $5.1 million in repayment of the amount owed to the Company pursuant to the Note. In addition, the Company also received $3.4 million as the final settlement of the contingent consideration provision of the Partnership Interest Purchase Agreement, which was recognized as a gain in discontinued operations during the year ended December 31, 2011.
Hollywood Park Racetrack
The Company recognized operating expenses of $0.1 million during the year ended December 31, 2013, from adjustments related to workers' compensation reserves retained by the Company subsequent to its sale of Hollywood Park Racetrack during 2005 which have been reclassified to discontinued operations.
Financial Information
Fight, Hoosier Park and Hollywood Park have been accounted for as discontinued operations. Accordingly, the results of operations of the sold businesses for all periods presented and the (losses) gains on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Net revenues	$632	$1,087	$—
Operating expenses	857	885	12
Selling, general and administrative expenses	—	—	(11)
Operating (loss) gain	(225)	202	(1)
Other income (expense)	145	(2)	—
(Loss) earnings from operations before income taxes	(80)	200	(1)
Income tax benefit (provision)	30	(76)	—
(Loss) gain from operations	(50)	124	(1)
(Loss) gain on sale of assets, net of income taxes	(83)	—	3,561
Net (loss) gain	$(133)	$124	$3,560

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 4—NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.1 million from its insurance carriers in partial settlement of its claim. The Company recognized insurance recoveries, net of losses of $0.5 million during the year ended December 31, 2012. The Company is currently working with its insurance carriers to finalize its claim and during the year ended December 31, 2013, the Company received an additional $0.4 million and recognized insurances recoveries, net of losses of $0.4 million as a component of operating income during 2013.
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
The Company carries flood, property and casualty insurance as well as business interruption insurance subject to a $1.3 million deductible for damages. As of December 31, 2012, the Company recorded a reduction of property and equipment of $8.5 million and incurred $2.0 million in repair expenditures. During the year ended December 31, 2011, the Company received $3.5 million from its insurance carriers in partial settlement of its claim. This amount has been included as insurance recoveries, summarized below, for the year ended December 31, 2012. In addition, the Company finalized its claim with its insurance carriers and received $12.0 million during the year ended December 31, 2012. The Company recognized insurance recoveries, net of losses, of $5.0 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and it does not expect to receive additional funds or recognize additional income from the claim.
Mississippi Wind Damage
On February 24, 2011, severe storms caused damage to portions of Mississippi, including Greenville, Mississippi, the location of Harlow’s. The Harlow’s property sustained damage to a portion of the hotel, including its roof, furniture and fixtures in approximately 61 hotel rooms and fixtures in other areas of the hotel. The hotel was closed to customers for renovations following the storm damage and reopened during June 2011. The Company carries property and casualty insurance as well as business interruption insurance subject to a $0.1 million deductible for damages. As of December 31, 2012, the Company recorded a reduction of property and equipment of $1.4 million and incurred $0.4 million in repair expenditures. The Company filed a preliminary claim with its insurance carriers for $1.0 million in damages, which it received during the second quarter of 2011. The Company received an additional $3.4 million from its insurance carriers during the year ended December 31, 2012. The Company recognized insurance recoveries, net of losses, of $1.5 million during the year ended December 31, 2012. The insurance claims for this event have been finalized with the Company's insurance carriers, and it does not expect to receive additional funds or recognize additional income from the claim.
Financial Information
The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Consolidated Statements of Comprehensive Income. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2013, 2012 and 2011, respectively, (in thousands):

	Year Ended December 31, 2013
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Racing	$—	$(375)	$(375)
Total	$—	$(375)	$(375)

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Gaming	$12,331	$(18,856)	$(6,525)
Racing	$644	$(1,125)	$(481)
Total	$12,975	$(19,981)	$(7,006)

	Year Ended December 31, 2011
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Gaming	$603	$(1,000)	$(397)
Racing	$425	$(1,000)	$(575)
Total	$1,028	$(2,000)	$(972)
NOTE 5—ACCOUNTS RECEIVABLE
The Company's accounts receivable at December 31, 2013 and 2012 is comprised of the following (in thousands):

	2013	2012
Simulcast and ADW receivables	$19,768	$18,210
Trade receivables	16,129	19,294
PSL and hospitality receivables	9,410	8,335
Other receivables	5,603	3,198
	50,910	49,037
Allowance for doubtful accounts	(4,338)	(1,885)
Total	$46,572	$47,152
During the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.5 million, $0.9 million and $0.9 million, respectively, of bad debt expense in its Online Business segment associated with customer wagering on TwinSpires.com. In addition, during the year ended December 31, 2013, the Company recognized $2.5 million of bad debt expense associated with the collectibility of a third-party deposit related to an Internet gaming license.
NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following (in thousands):

	2013	2012
Land	$118,165	$115,887
Grandstands and buildings	435,125	413,896
Equipment	208,966	180,452
Furniture and fixtures	47,718	45,810
Tracks and other improvements	121,085	92,197
Construction in progress	15,214	7,793
	946,273	856,035
Accumulated depreciation	(360,775)	(313,153)
Total	$585,498	$542,882
Depreciation expense was approximately $49.6 million, $44.4 million and $43.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in operating expenses in the Consolidated Statements of Comprehensive Income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

During the year ended December 31, 2012, the Company began an assessment of potential alternative uses to its Trackside training facility at Churchill Downs. As such, the Company reviewed the useful lives of assets at this facility and commenced accelerated depreciation on certain of its long-term assets, resulting in additional depreciation expense of $1.5 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively, related to this facility. The Trackside assets were fully depreciated as of December 31, 2013.
NOTE 7—INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
Investment in and advances to unconsolidated affiliate includes the Company's 50% joint venture with DNC to develop MVG, a new harness race track and VLT gaming facility in Lebanon, Ohio, as more fully described in Note 2-Acquisitions and New Ventures.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method.
Summarized financial information for MVG at December 31, 2013 and 2012 and for the two years ended December, 31, 2013 and 2012 is comprised of the following (in thousands):

	2013	2012
Assets
Current assets	$18,002	$1,982
Property and equipment, net	151,434	3,662
Other assets, net	80,665	74,823
Total assets	$250,101	$80,467

Liabilities and Members' Equity
Current liabilities	$46,966	$1,986
Long-term debt	40,758	50,000
Other liabilities	75	—
Members' equity	162,302	28,481
Total liabilities and members' equity	$250,101	$80,467
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers. At December 31, 2013, the decrease in long-term debt from the balance at December 31, 2012 reflects an adjustment made to reflect the fair value of the long-term debt.

	Years Ended December 31,
	2013	2012
Gaming revenue	$6,033	$—
Non-gaming revenue	5,919	109
Net revenues	11,952	109
Operating and SG&A expenses	10,605	242
Depreciation & amortization expenses	945	7
Pre-opening expenses	7,240	1,079
Operating loss	(6,838)	(1,219)
Interest and other expenses, net	(340)	—
Net loss	$(7,178)	$(1,219)
The Company's share of MVG's results have been included in our accompanying condensed consolidated financial statements for the years ended December 31, 2013 and 2012 as follows (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2013	2012
Equity in losses of unconsolidated investments	$(3,589)	$(610)
NOTE 8—GOODWILL
Goodwill of the Company at December 31, 2013 and 2012 is comprised of the following (in thousands):

	Racing Operations	Gaming	Online Business	Other Investments	Total
Balance as of December 31, 2011	$50,400	$34,689	$127,364	$1,259	$213,712
Reclassifications	1,259	—	—	(1,259)	—
Additions	—	32,768	—	3,934	36,702
Balance as of December 31, 2012	51,659	67,457	127,364	3,934	250,414
Additions	—	50,202	—	—	50,202
Balance as of December 31, 2013	$51,659	$117,659	$127,364	$3,934	$300,616
During the year ended December 31, 2013, the Company established goodwill of $50.2 million related to the acquisition of Oxford on July 17, 2013.
During the year ended December 31, 2012, the Company reclassified goodwill between Other Investments and Racing Operations related to CDSP, one of its other investments, which was merged into Racing Operations during 2012. In addition, the Company established goodwill of $32.8 million and $3.9 million related to the Riverwalk and Bluff acquisitions, respectively.
The Company performed its annual goodwill impairment analysis for the year ended December 31, 2013 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis included an assessment of certain qualitative factors including but not limited to macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment included the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the annual goodwill impairment analysis for the years ended December 31, 2013 and 2012, the Company concluded that goodwill had not been impaired.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 9—OTHER INTANGIBLE ASSETS
The Company’s other intangible assets are comprised of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11,000	$(4,260)	$6,740	$11,000	$(3,613)	$7,387
Customer relationships	56,540	(30,464)	26,076	57,900	(24,594)	33,306
Slots gaming license	2,250	(1,125)	1,125	2,250	(1,125)	1,125
Table games license	2,493	(50)	2,443	—	—	—
Other	3,719	(297)	3,422	4,079	(267)	3,812
	$76,002	$(36,196)	39,806	$75,229	$(29,599)	45,630
Indefinite-lived intangible assets:
Slots gaming rights			128,890			70,390
Trademarks			25,729			23,397
Illinois Horseracing Equity Trust			3,307			3,307
Other			417			417
Total			$198,149			$143,141
Amortization expense for definite-lived intangible assets was approximately $12.2 million, $11.2 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in operating expenses. The Company submitted payments of $2.3 million for each of the years ended December 31, 2013 and 2012, respectively, for annual license fees for Calder Casino. Payments are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of state gaming licenses in Maine, Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.
During the year ended December 31, 2013, the Company established definite-lived intangible assets of $3.8 million and indefinite-lived intangible assets of $60.9 million related to the Oxford acquisition. During November 2013, the Company paid $0.4 million to the State of Maine for table game fees that are being amortized over a 20-year contract period. During the year ended December 31, 2013, the Company reduced customer relationships and accumulated amortization by $2.8 million and other definite-lived intangibles and accumulated amortization by $0.4 million, related to the Harlow's acquisition, as these amounts were fully amortized. Finally, the Company expensed $0.2 million of definite-lived and indefinite lived assets related to the disposal of Fight! Magazine.
During the year ended December 31, 2012, the Company established other definite-lived intangible assets of $10.3 million and indefinite-lived intangible assets of $32.8 million related to the Riverwalk acquisition. In addition, the Company established other definite-lived intangible assets of $0.3 million and indefinite-lived intangible assets of $4.8 million related to the Bluff acquisition.
Indefinite-lived intangible assets are tested for impairment on an annual basis as of March 31. In March 2013, the Company adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended guidance, a testing methodology similar to that which is performed for goodwill impairment testing is acceptable for assessing a company's indefinite-lived intangible assets. The Company completed the required annual impairment tests of indefinite-lived intangible assets as of March 31, 2013, and no adjustment to the carrying value of indefinite-lived intangible assets was required. The Company assessed its indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that fair value of its indefinite-lived intangible assets exceeds their carrying value.
Future estimated amortization expense does not include additional payments of $2.3 million in 2013 and in each year thereafter for the ongoing amortization of future expected annual Florida slots gaming license fees not yet incurred or paid. Future estimated

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

aggregate amortization expense on existing definite-lived intangible assets for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2014	$9,127
2015	$8,234
2016	$7,633
2017	$7,110
2018	$7,110
NOTE 10—INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	2013	2012	2011
Current provision:
Federal	$22,727	$21,103	$16,918
State and local	2,462	2,351	3,423
Foreign	—	(38)	(149)
	25,189	23,416	20,192
Deferred:
Federal	5,788	8,292	12,798
State and local	(504)	1,367	1,299
	5,284	9,659	14,097
	$30,473	$33,075	$34,289
The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2013	2012	2011
Federal statutory tax on earnings before income taxes	$29,928	$31,929	$33,280
State income taxes, net of federal income tax benefit	1,514	2,185	3,283
Non-deductible lobbying and contributions	723	946	517
Tax credits and incentives	(663)	(494)	(775)
Tax adjustments	(174)	(1,093)	(434)
Accruals and settlements related to tax audits	(395)	(686)	(426)
Valuation allowance	(220)	—	105
Change in effective state tax rates	(383)	197	(714)
Other permanent differences	143	91	(547)
	$30,473	$33,075	$34,289
During 2003, the Company entered into a Tax Increment Financing (“TIF”) Agreement with the Commonwealth of Kentucky. Pursuant to this agreement, the Company is entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from its 2005 renovation of the Churchill facility. During 2011, the Company resolved uncertainties with the Commonwealth of Kentucky related to the computation of the tax increase and the Company recognized a $3.1 million reduction of its operating expenses related to the years 2005 through 2011. In addition, the Company recognized a $0.8 million reduction in its income tax expense, net of federal taxes, related to the years 2005 through 2011. During 2012, the Company recognized an additional $0.7 million reduction to its operating expenses and $0.5 million reduction to its income tax expense, net of federal taxes, from the Commonwealth of Kentucky. During 2013, the Company recognized an additional $0.7 million reduction to its operating expenses and $0.2 million reduction to its income tax expense, net of federal taxes, from the Commonwealth of Kentucky.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

As of December 31, 2013, the Company has received $4.4 million of combined benefits and established a sales tax receivable of $1.2 million and an income tax receivable of $1.0 million related to the reimbursement.
For the year ended December 31, 2011, the Company received a refund of $8.5 million related to the overpayment of its 2010 federal income taxes and a refund of $1.9 million related to an amended prior year federal income tax return that served to adjust state lobbying expense deductions.
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation plans	$14,271	$12,022
Deferred income	6,328	8,396
Allowance for uncollectible receivables	1,295	281
Deferred liabilities	3,574	4,239
Net operating losses and credit carryforward	19,186	20,749
Deferred tax assets	44,654	45,687
Valuation allowance	(1,213)	(1,334)
Net deferred tax asset	43,441	44,353
Deferred tax liabilities:
Intangible assets in excess of tax basis	22,749	18,725
Property and equipment in excess of tax basis	40,135	40,175
Other	2,246	1,874
Deferred tax liabilities	65,130	60,774
Net deferred tax liability	$(21,689)	$(16,421)
Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$8,927	$8,227
Net non-current deferred tax liability	(30,616)	(24,648)
	$(21,689)	$(16,421)
As of December 31, 2013, the Company had federal net operating losses of $13.8 million, which were acquired in conjunction with the acquisition of Youbet.com. The utilization of these losses, which expire between 2019 and 2030, is limited on an annual basis pursuant to IRC § 382. The Company believes that it will be able to fully utilize all of these losses. In addition, the Company has $4.3 million of state net operating losses; $1.9 million of this loss carryforward was acquired in conjunction with the acquisition of Youbet.com. These losses, which expire between 2015 and 2030, may be subject to annual limitations similar to IRC § 382. The Company has recorded a valuation allowance of $0.9 million against the state net operating losses due to the fact that it is unlikely that it will generate income in certain states, which is necessary to utilize the assets.
The changes in the valuation allowance for deferred tax assets for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at beginning of the year	$1,334	$1,487
Charged to costs and expenses	168	—
Charged to other accounts	—	33
Deductions	(289)	(186)
Balance at end of the year	$1,213	$1,334
The IRS has audited the Company through 2011. Subsequent years are open to examination. State and local tax years open for examination vary by jurisdiction. As of December 31, 2013, the Company had approximately $0.6 million of total gross unrecognized tax benefits, excluding interest. If these benefits were recognized, there would be a $0.5 million effect to the annual effective tax rate. The company anticipates a decrease in its unrecognized tax positions of approximately $0.1 million during the next twelve months. This anticipated decrease is primarily due to the expiration of statutes of limitations.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which has been recorded as an other asset as of December 31, 2012. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations. See Note 18 for further discussion of this matter.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance as of January 1	$8,565	$2,109	$2,926
Additions for tax positions related to the current year	190	—	—
Additions for tax positions of prior years	207	7,390	—
Reductions for tax positions of prior years	(8,380)	(934)	(817)
Balance as of December 31	$582	$8,565	$2,109
The decrease in the uncertain tax position in 2013 was due to an IRS settlement related to the timing of the taxation of receipts from the HRE Trust Fund and the expiration of statute of limitations related to various tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company accrued less than $0.2 million of interest for each of the years ended December 31, 2013 and 2012.
NOTE 11—SHAREHOLDERS’ EQUITY
Stock Repurchase Program
On April 23, 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock in a stock repurchase program. The Company may repurchase stock in open market purchases or through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The Company expects to fund repurchases using available cash and borrowings under our Senior Secured Credit Facility. The Company is not obligated to purchase any stock under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or suspended at any time prior to the termination of the repurchase program on December 31, 2015. During the year ended December 31, 2013, the Company did not repurchase any shares of stock under this program.
Shareholder Rights Plan
On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders, after receiving advice from one or more investment banking firms (a “Qualifying Offer”) ), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50)% or more of the outstanding common stock, the Board may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 12—EMPLOYEE BENEFIT PLANS
The Company has a profit-sharing plan that covers all employees, not otherwise participating in an associated profit-sharing plan, with three months or more of service. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation and will also match, at 50%, contributions made by the employee up to an additional 2% of compensation with certain limits. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. The Company’s cash contribution to the plan for the years ended December 31, 2013, 2012 and 2011 was approximately $2.3 million, $1.8 million and $1.7 million, respectively.
The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2013, 2012 and 2011 was approximately $0.7 million, $0.6 million and $0.6 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.
The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 13—TOTAL DEBT
The following table presents our total debt outstanding at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Total long-term debt:
$300 million senior unsecured notes	$300,000	$—
$500 million senior secured credit facility	58,000	—
Swing line of credit	11,191	—
Total long-term debt	369,191	—
Current maturities of long-term debt:
$375 million senior secured credit facility	—	205,000
Swing line of credit	—	4,728
Current maturities of long-term debt	—	209,728
Total debt	$369,191	$209,728
5.375% Senior Unsecured Notes
On December 16, 2013, the Company completed an offering of $300 million in aggregate principal amount of 5.375% Senior Unsecured Notes that mature on December 15, 2021 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at par, with interest payable on June 15th and December 15th of each year. The Company received net proceeds of $295 million, after deducting underwriting fees, and used the net proceeds from the offering to repay a portion of its outstanding borrowings, and accrued and unpaid interest outstanding under its Senior Secured Credit Facility. In connection with the issuance, the Company capitalized $6.3 million of debt issuance costs which are being amortized as interest expense over the remaining term of the Senior Unsecured Notes.
The Senior Unsecured Notes were issued in a private offering that was exempt from registration under the Securities Act of 1933, as amended, and are senior unsecured obligations of the Company. The Senior Unsecured Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its Senior Secured Credit Facility and will rank equally with the Company’s existing and future senior obligations. At any time prior to December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through December 15, 2016, along with accrued and unpaid interest, if any, at the date of redemption. On or after December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at a redemption price of 104.031% which gradually reduces to par by 2019.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Senior Secured Credit Facility
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Senior Secured Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Senior Secured Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.3 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on May 17, 2018.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Senior Secured Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio. The weighted average interest rate on outstanding borrowings at December 31, 2013 and 2012 was 1.71% and 1.87%, respectively.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2013, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility.
As of December 31, 2013, we had $425 million of borrowing capacity under the Senior Secured Credit Facility.
Future aggregate maturities of total debt are as follows (in thousands):

Year Ended December 31,
2014	$—
2015	—
2016	—
2017	—
Thereafter	369,191
Total	$369,191
NOTE 14—OPERATING LEASES
The Company leases facilities for nine of its eleven OTB operations at Arlington. eight of Arlington's OTB operations are conducted at non-owned Illinois restaurants under licensing agreements with varying payment terms, including payment contingent on handle. These OTB operations are generally multi-year agreements, renewable with 90 days notice by either party. Arlington's ninth leased facility, Waukegan, operates as a traditional OTB under a lease which will expire in 2015. The Company has ten operating lease agreements for Fair Grounds OTBs, which expire in various years from 2014 through 2021. Finally, the Company has an operating lease agreement for its corporate offices which expires in 2023.
Future minimum operating lease payments are as follows, not including the variable portion of contingent leases and Arlington’s contingent licensing agreements (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Year Ended December 31,
2014	$8,024
2015	6,264
2016	4,805
2017	3,390
2018	2,483
Thereafter	5,130
Total	$30,096
The Company also leases totalisator equipment, gaming equipment, audio/visual equipment and operates certain facilities that are partially contingent on handle, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalisator equipment, audio/visual equipment, gaming equipment, land and facilities, was approximately $3.7 million, $3.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $20.2 million, $18.4 million and $19.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, the increase in total rent expense primarily reflects an increase in slot machine expense, which is attributable to the acquisitions of Riverwalk and Oxford. During 2012, the reduction in total rent expense reflects a migration in the Company's Racing Operations from totalisator services performed by a third-party to services provided by United Tote.
NOTE 15—LONG-TERM INCENTIVE PLAN
During 2008, the Board of Directors approved the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan (the “Company LTIP”) as well as the Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires (the “TwinSpires LTIP”). The objective of the Company LTIP and the TwinSpires LTIP was to support the entrepreneurial mindset desired by management by providing an opportunity to earn significant equity in the Company for achieving significant performance targets.
In accordance with the Company LTIP, participants earned performance share awards over a five year period (2008 through 2012) payable in either cash or stock of the Company, at the discretion of the Company, based on performance targets achieved by the Company as well as the participant. During the first quarter subsequent to each plan year during the term of the Company LTIP, performance share awards denominated in either cash or stock were awarded to participants based on assessment of the achievement of performance targets. Such awards had varying service conditions and vested on a quarterly basis.
During the year ended December 31, 2013, the Company awarded the final performance share awards under the Company LTIP related to the 2011 and 2012 LTIP years and recognized compensation expense of $5.3 million for the Company LTIP awards. During the year ended December 31, 2012, the performance targets of the Company LTIP were achieved for the 2011 and 2012 plan years. Compensation expense of $6.4 million was recognized for the Company LTIP awards. During the year ended December 31, 2011, the performance targets of the Company LTIP were achieved for the 2010 plan year. Compensation expense of $4.2 million was recognized for the Company LTIP awards.
See Note 16, Shared Based Compensation Plans for discussion of the 2013 long-term incentive award program.
NOTE 16—SHARE-BASED COMPENSATION PLANS
As of December 31, 2013, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards, granted LTIP awards and stock options associated with an employee stock purchase plan, was $21.5 million, $7.6 million, and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Activity for stock options granted by the Company during the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands, except per common share data):

	Number of Shares Under Option	Weighted Average Exercise Price
Balance as of December 31, 2010	360	$36.36
Granted	—	$—
Exercises	(6)	$27.23
Canceled/forfeited	—	$—
Balance as of December 31, 2011	354	$36.52
Granted	—	$—
Exercises	(153)	$36.80
Canceled/forfeited	—	$—
Balance as of December 31, 2012	201	$36.30
Granted	—	$—
Exercises	(7)	$42.94
Canceled/forfeited	(1)	$36.12
Balance as of December 31, 2013	193	$36.04
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
During the years ended December 31, 2013, 2012 and 2011, no stock options were granted. Whenever the Company issues stock options, it estimates the fair value of the stock options as of the date of grant, using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The Company calculates the expected term for its stock options based on historical exercise behavior and bases the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the stock option’s expected term. The volatility used to value stock options is based on historical volatility. The Company calculates historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the stock option.
At December 31, 2013, all outstanding options were vested and exercisable. The following table summarizes information about stock options outstanding as of December 31, 2013 (in thousands, except contractual life and per share data):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2013	193	3.0	$36.04	$53.61	$10,358

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2013, of $89.65 per share exceeded the weighted average exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $5.7 million, and $0.1 million, respectively. Cash received from stock option exercises totaled $0.3 million, $3.4 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2012, there were 161 thousand options exercisable with a weighted average exercise price of $36.57.
Restricted Shares and Restricted Stock Units
2013 New Company LTIP
During 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to the Company's named executive officers and other key executives ("Grantees") as reported in the Company's Schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the year ended December 31, 2013, the Company's closing stock price achieved the twenty consecutive trading day closing stock price requirement for 155,000 restricted shares. Per the terms of the New Company LTIP, Grantees will vest in these shares during March, August and September 2014.
During the year ended December 31, 2013, the Company recognized $12.8 million of compensation expense related to the New Company LTIP. As of December 31, 2013, unrecognized compensation expense attributable to unvested market condition awards and service period awards was $6.2 million and $4.9 million, respectively. The weighted average period over which the Company expects to recognize the remaining compensation expense under the market condition awards and service period awards approximates 5 months and 29 months, respectively.
Other Restricted Share Awards
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
During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans. Mr. Evans received (i) 45,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, and (ii) 81,250 restricted stock shares, vesting quarterly over 6.0 years. During the years ended December 31, 2013 and 2012, 15,000 shares and 30,000 shares, respectively, with vesting contingent upon the Company's stock price, reached the required closing stock prices and vested.
Under a previous employment agreement with Robert L. Evans, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards. During the years ended December 31, 2013 and 2012, 60,000 shares and 52,500 shares, respectively, with vesting contingent upon the Company's stock price, reached the required closing stock prices and vested.
Activity for the 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2013, 2012 and 2011, is presented below (in thousands, except per common share data):

	Market Condition (Performance-Based) Awards		Service Period Awards		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	112	$43.40	222	$36.72	334	$38.96
Granted	—	$—	156	$42.95	156	$42.95
Vested	—	$—	(70)	$42.41	(70)	$42.21
Canceled/forfeited	—	$—	(1)	$35.81	(1)	$35.81
Balance as of December 31, 2011	112	$43.76	307	$38.63	419	$40.01
Granted	—	$—	182	$51.99	182	$51.99
Vested	(52)	$41.31	(169)	$45.85	(221)	$44.77
Canceled/forfeited	—	$—	(1)	$39.12	(1)	$39.12
Balance as of December 31, 2012	60	$45.90	319	$42.42	379	$42.97
Granted	324	$53.71	287	$67.55	611	$60.21
Vested	(60)	$45.90	(256)	$59.54	(316)	$53.90
Canceled/forfeited	—	$—	(1)	$38.75	(1)	$38.75
Balance as of December 31, 2013	324	$53.71	349	$53.58	673	$53.64
As of December 31, 2013, there was $14.9 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 1.9 years.
As of December 31, 2013, employees of the Company held 324,000 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares), which were issued during the year ended December 31, 2013. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Under the Employee Stock Purchase Plan, the Company sold approximately seventeen thousand shares of common stock to employees pursuant to options granted on August 1, 2012, and exercised on July 31, 2013. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2013, can only be estimated because the 2013 plan year is not yet complete. The Company’s estimate of options granted in 2013 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2012 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2013. The Company recognized compensation expense related to the Employee Stock Purchase Plan of$0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 17—FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company's assets and liabilities measured at fair value at December 31, 2013 and 2012 (in thousands):

	Fair Value
	Hierarchy	December 31, 2013	December 31, 2012
Cash equivalents and restricted cash	Level 1	$36,940	$39,033
Contingent consideration liability	Level 3	$(2,331)	$(2,331)
Senior Unsecured Notes	Level 2	$305,250	$—
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company's Consolidated Statements of Comprehensive Income.
The Company's $300 million par value Senior Unsecured Notes, which were issued on December 16, 2013, via a private offering, represent a Level 2 fair value measurement. The fair value of the Senior Unsecured Notes is estimated based on unadjusted quoted prices for similar liabilities in markets that are not active.
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
Long-Term Debt: Senior Secured Credit Facility—The carrying amounts of the Company’s borrowings under its Senior Secured Credit Facility approximates fair value, based upon current interest rates and represents a Level 2 fair value measurement.
During the years ended December 31, 2013 and 2012, the Company did not measure any assets at fair value on a non-recurring basis.
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
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On October 11, 2013, depositions were taken from the plaintiffs. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013 on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. The case will now move forward through discovery and to trial. No trial date has been set.
Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from Texas residents via TwinSpires.com and returned deposited funds to Texas residents. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013. The Texas Racing Commission, et. al., filed an appellate brief on December 13, 2013. The Company filed its brief in reply on December 30, 2013. Oral arguments were heard before the United States Court of Appeals for the Fifth Circuit on February 4, 2014, and the Company is awaiting a ruling from the Court.
Balmoral, Maywood and Illinois Harness Horsemen’s Association
On February 14, 2011, Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association, Inc. filed a lawsuit styled Balmoral Racing Club, Inc., Maywood Park Trotting Association, Inc. and the Illinois Harness Horsemen's Association Inc. vs. Churchill Downs Incorporated, Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com and Youbet.com, LLC (Case No. 11-CV-D1028) in the United States District Court for the Northern District of

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Illinois, Eastern Division. The plaintiffs allege that Youbet.com breached a co-branding agreement dated December 2007, as amended on December 21, 2007, and September 26, 2008 (the “Agreement”), which was entered into between certain Illinois racetracks and a predecessor of Youbet.com. The plaintiffs allege that the defendants breached the agreement by virtue of an unauthorized assignment of the Agreement to TwinSpires.com and further allege that Youbet.com and TwinSpires have misappropriated trade secrets in violation of the Illinois Trade Secrets Act. Finally, the plaintiffs allege that the Company and TwinSpires.com tortiously interfered with the Agreement by causing Youbet.com to breach the Agreement. The plaintiffs have alleged damages of at least $3.6 million, or alternatively, of at least $0.8 million. On April 1, 2011, the plaintiffs filed a motion for a preliminary injunction, seeking an order compelling the defendants to turn over all Illinois customer accounts and prohibiting TwinSpires.com from using that list of Illinois customer accounts. On April 18, 2011, the defendants filed an answer and a motion to dismiss certain counts of the plaintiffs’ complaint, and Youbet.com asserted a counterclaim seeking certain declaratory relief relating to allegations that plaintiffs Maywood and Balmoral breached the Agreement in 2010, leading to its proper termination by Youbet.com on December 1, 2010. The preliminary injunction hearing took place on July 6, 2011, and, on July 21, 2011, the court denied the preliminary injunction. On March 9, 2012, the parties mediated the case without resolution. The parties filed motions for summary judgment in November and December 2012, respectively, and replies were filed in January 2013. During June 2013, the Court denied both parties’ motions for summary judgment. On November 1, 2013, the Company reached a final settlement in the matter and paid the plaintiffs $2.3 million, of which $2.0 million was reimbursed to the Company by its insurance carrier.
There are no other material pending legal proceedings.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 19—EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$55,033	$58,152	$60,795
Earnings from continuing operations allocated to participating securities	(873)	(518)	(1,103)
Numerator for basic earnings from continuing operations per common share	$54,160	$57,634	$59,692
Numerator for basic earnings per common share:
Net earnings	$54,900	$58,276	$64,355
Net earnings allocated to participating securities	(870)	(519)	(1,180)
Numerator for basic net earnings per common share	$54,030	$57,757	$63,175
Numerator for diluted earnings from continuing operations per common share:	$55,033	$58,152	$60,795
Numerator for diluted earnings per common share	$54,900	$58,276	$64,355

Denominator for net earnings per common share:
Basic	17,294	17,047	16,638
Plus dilutive effect of stock options and restricted stock	248	233	118
Plus dilutive effect of participating securities	396	195	369
Diluted	17,938	17,475	17,125
Earnings (loss) per common share:
Basic
Earnings from continuing operations	$3.13	$3.38	$3.59
Discontinued operations	(0.01)	0.01	0.21
Net earnings	$3.12	$3.39	$3.80
Diluted
Earnings from continuing operations	$3.07	$3.33	$3.55
Discontinued operations	(0.01)	0.01	0.21
Net earnings	$3.06	$3.34	$3.76
Options to purchase approximately 18 thousand shares for the year ended December 31, 2011, were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.
NOTE 20—SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Arlington and its eleven OTBs, Calder and Fair Grounds and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s, Riverwalk, Oxford and VSI; (3) Online Business, which includes TwinSpires, our ADW business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity and Luckity, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, MVG, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income, Adjusted EBITDA or cash flows.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

In order to evaluate the performance of these operating segments internally, the Company uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. During the year ended December 31, 2013, the Company implemented the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. The 2012 and 2011 financial information has been retrospectively revised to reflect the change in the segment profitability reporting measure. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1. The table below presents information about reported segments for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues from external customers:
Churchill Downs	$132,845	$124,255	$121,886
Arlington	64,483	69,077	69,694
Calder	36,264	64,566	62,715
Fair Grounds	40,677	44,190	44,625
Total Racing Operations	274,269	302,088	298,920
Calder Casino	78,951	77,864	82,819
Fair Grounds Slots	42,156	42,881	41,553
VSI	35,931	35,433	35,052
Harlow’s Casino	52,440	56,604	53,205
Oxford Casino	34,350	—	—
Riverwalk Casino	53,645	10,330	—
Total Gaming	297,473	223,112	212,629
Online Business	184,541	183,279	165,416
Other Investments	21,899	21,785	19,563
Corporate	1,143	1,032	326
Net revenues from external customers	$779,325	$731,296	$696,854
Intercompany net revenues:
Churchill Downs	$6,686	$5,592	$5,088
Arlington	3,395	4,712	3,725
Calder	1,263	1,583	2,307
Fair Grounds	1,151	1,270	1,164
Total Racing Operations	12,495	13,157	12,284
Online Business	853	836	786
Other Investments	4,409	3,466	2,015
Eliminations	(17,757)	(17,459)	(15,085)
Net revenues	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2013	2012	2011
Reconciliation of segment Adjusted EBITDA to net earnings:
Racing Operations	$50,275	$54,357	$47,236
Gaming	80,429	64,231	58,590
Online Business	49,122	44,618	40,918
Other Investments	1,011	(117)	1,269
Total segment Adjusted EBITDA	180,837	163,089	148,013
Corporate Adjusted EBITDA	(4,606)	(4,834)	(2,523)
Insurance recoveries, net of losses	375	7,006	972
HRE Trust Fund proceeds	4,541	—	19,258
Share-based compensation expense	(21,482)	(13,993)	(9,730)
Pre-opening expenses	(3,620)	—	—
MVG interest expense, net	(170)	—	—
Other charges and recoveries, net	(2,500)	—	2,720
Depreciation and amortization	(61,750)	(55,600)	(55,170)
Interest income (expense), net	(6,119)	(4,441)	(8,456)
Income tax provision	(30,473)	(33,075)	(34,289)
Earnings from continuing operations	55,033	58,152	60,795
Discontinued operations, net of income taxes	(133)	124	3,560
Net earnings and comprehensive income	$54,900	$58,276	$64,355
The table below presents information about equity in (losses) earnings of unconsolidated investments included in the Company's reported segments for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Online Business	$(848)	$(1,413)	$(1,198)
Other Investments	(3,294)	(288)	85
	$(4,142)	$(1,701)	$(1,113)
The tables below present total asset information about reported segments as of December 31, 2013 and 2012 and capital expenditures for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	As of December 31,
	2013	2012
Total assets:
Racing Operations	$513,345	$502,993
Gaming	535,887	382,054
Online Business	186,621	184,638
Other Investments	116,408	44,652
	$1,352,261	$1,114,337

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2013	2012	2011
Capital expenditures, net:
Racing Operations	$20,184	$14,027	$7,484
Gaming	13,643	14,524	7,490
Online Business	5,908	4,427	2,774
Other Investments	9,036	8,320	4,919
	$48,771	$41,298	$22,667
NOTE 21—RELATED PARTY TRANSACTIONS
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
NOTE 22 — HRE TRUST FUND PROCEEDS
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
On July 10, 2013, the Governor of Illinois signed Illinois House Bill 214 into law, providing for the release of $23.0 million of funds collected from the tenth riverboat licensee since its opening during 2011. During the year ended December 31, 2013, Arlington received $7.9 million as its share of the proceeds, of which $3.6 million was designated for Arlington purses. The remaining $4.2 million was recognized as miscellaneous other income in the Company's Consolidated Statements of Comprehensive Income during the year ended December 31, 2013. No additional proceeds related to future funds of the tenth riverboat are expected to be distributed to Illinois racetracks under the provisions of House Bill 214.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Supplementary Financial Information — Results of Operations (Unaudited)
The results from operation for all periods presented have been revised to reflect the results of Fight as discontinued operations. Summarized unaudited consolidated quarterly information for the years ended December 31, 2013 and 2012 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$147,876	$283,593	$185,496	$162,360
Earnings (loss) from continuing operations	$1,089	$50,308	$9,208	$(5,573)
Discontinued operations, net of income taxes:
(Loss) earnings from operations	$(31)	$(10)	$41	$(49)
Loss on sale of assets	—	—	—	$(83)
Net earnings and comprehensive income (loss)	$1,058	$50,298	$9,249	$(5,705)
Net earnings per common share:
Basic:
Earnings (loss) from continuing operations	$0.06	$2.85	$0.52	$(0.32)
Discontinued operations	—	—	—	(0.01)
Net earnings (loss)	$0.06	$2.85	$0.52	$(0.33)
Diluted:
Earnings (loss) from continuing operations	$0.06	$2.81	$0.51	$(0.32)
Discontinued operations	—	—	0.01	(0.01)
Net earnings (loss)	$0.06	$2.81	$0.52	$(0.33)

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$137,973	$270,467	$164,607	$158,250
Earnings from continuing operations	$1,301	$48,509	$5,964	$2,378
Discontinued operations, net of income taxes:
Earnings (loss) from operations	$52	$67	$9	$(4)
Net earnings and comprehensive income	$1,353	$48,576	$5,973	$2,374
Net earnings per common share:
Basic:
Earnings from continuing operations	$0.08	$2.81	$0.34	$0.14
Discontinued operations	—	0.01	—	—
Net earnings	$0.08	$2.82	$0.34	$0.14
Diluted:
Earnings from continuing operations	$0.07	$2.77	$0.34	$0.14
Discontinued operations	0.01	—	—	—
Net earnings	$0.08	$2.77	$0.34	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
We have excluded Oxford Casino ("Oxford") from our assessment of internal controls over financial reporting as of December 31, 2013, because it was acquired by us in a business acquisition during 2013. Oxford is a wholly-owned subsidiary whose total assets were 12.5% and total revenues were 4.4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

(c)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance” and “Audit Committee,” to be filed with the Securities and Exchange Commission in connections with the Company's 2014 Annual Meeting of Shareholders ("the Proxy Statement") pursuant to instruction G(3) of the General Instructions to Form 10-K.
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
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2013,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis,” pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors,” “Executive Officers of the Company” and “Equity Compensation Plan Information,” pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance,” pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Independent Public Accountants,” pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

			Pages
(a)	(1)	Consolidated Financial Statements
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2013, 2012 and 2011 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	68
		Consolidated Balance Sheets	69
		Consolidated Statements of Comprehensive Income	70
		Consolidated Statements of Shareholders’ Equity	71
		Consolidated Statements of Cash Flows	72
		Notes to Consolidated Financial Statements	74
	(2)	Schedule II—Valuation and Qualifying Accounts	110

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

CHURCHILL DOWNS INCORPORATED

/s/ Robert L. Evans
Robert L. Evans Chairman of the Board and Chief Executive Officer
February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Evans	/s/ William E. Mudd	/s/ Ulysses L. Bridgeman
Robert L. Evans	William E. Mudd	Ulysses L. Bridgeman
Chairman of the Board and	Executive Vice President and	February 26, 2014
Chief Executive Officer	Chief Financial Officer	(Director)
February 26, 2014	February 26, 2014
(Chairman of the Board and	(Principal Financial and
Principal Executive Officer)	Accounting Officer)

/s/ Leonard S. Coleman, Jr.	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Leonard S. Coleman, Jr.	Craig J. Duchossois	Richard L. Duchossois
February 26, 2014	February 26, 2014	February 26, 2014
(Director)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.
Robert L. Fealy	Daniel P. Harrington	G. Watts Humphrey, Jr.
February 26, 2014	February 26, 2014	February 26, 2014
(Director)	(Director)	(Director)

/s/ James F. McDonald	/s/ R. Alex Rankin	/s/ Darrell R. Wells
James F. McDonald	R. Alex Rankin	Darrell R. Wells
February 26, 2014	February 26, 2014	February 26, 2014
(Director)	(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Allowance for doubtful accounts:
2013	$1,885	$—	$3,785	$(1,332)	$4,338
2012	$2,408	$—	$1,937	$(2,460)	$1,885
2011	$4,098	$—	$1,386	$(3,076)	$2,408

Description	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2013	$1,334	$168	$(289)	$1,213
2012	$1,487	$33	$(186)	$1,334
2011	$1,381	$106	$—	$1,487

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

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

(d)
Third Amendment and Restated Credit Agreement, dated May 17, 2013 among Churchill Downs Incorporated, the guarantors party thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A., as agent and collateral agent, with PNC Bank, National Association, as Syndication Agent, and Fifth Third Bank, U.S. Bank, National Association and Wells Fargo Bank, National Association, Documentation Agents
Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(c)	Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997)*	Exhibit 10(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

	(d)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(e)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1995

	(f)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

	(g)	Form of Stockholder’s Agreement, dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

Numbers	Description	By Reference To
(h)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

(i)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

(j)	Stock Redemption Agreement dated as of October 19, 2004, between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

(k)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

(l)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(m)
Reinvestment Agreement dated as of September 23, 2005, among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company
Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(n)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(o)	Churchill Downs Incorporated 2004 Restricted Stock Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2006

(p)	Churchill Downs Incorporated Restricted Stock Agreement for 90,000 Shares made as of July 18, 2006 by and between Robert L. Evans and Churchill Downs Incorporated*	Exhibit 10(d) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006

(q)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(r)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(s)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(t)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan for Employees of TwinSpires	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(u)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(v)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(w)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(x)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

(y)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

(z)	Offer letter to Rohit Thurkal effective May 19, 2009	Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

Numbers		Description	By Reference To
	(aa)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

	(bb)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

	(cc)	Churchill Downs Incorporated Stock Option Agreement for 180,000 Options made as of September 27, 2010 by and between Churchill Downs Incorporated and Robert L. Evans*	Exhibit 10(hh) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

	(dd)	Employment Agreement dated as of March 21, 2011 by and between Churchill Downs Incorporated and William C. Carstanjen*	Exhibit 10(a) to Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

	(ee)	Employment Agreement dated as of October 10, 2011 by and between Churchill Downs Incorporated and William E. Mudd*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

	(ff)	Employment Agreement dated as of February 28, 2011 by and between Churchill Downs Incorporated and Alan K. Tse*	Exhibit 10(kk) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

	(gg)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(ll) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

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
Exhibit 10.1 to Current Report on Form 8-K filed March 5, 2012

	(ii)	Asset Purchase Agreement, dated as of March 1, 2012, between Miami Valley Gaming & Racing LLC; Lebanon Trotting Club, Inc.; Miami Valley Trotting, Inc.; Keith Nixon Jr. and John Carlo	Exhibit 10.2 to Current Report on Form 8-K filed March 5, 2012

	(jj)	Consulting Agreement dated as of June 26, 2012 by and between Churchill Downs Incorporated and Michael B. Brodsky	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

	(kk)	Transition and Separation Agreements dated as of April 10, 2012 by and between Churchill Downs Incorporated and Rohit Thurkal	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

	(ll)	Indenture dated as of December 16, 2013 by and among Churchill Downs Incorporated, the Guarantors, and US Bank National Association.	Exhibit (4.1) to Current Report on Form 8-K dated December 16, 2013.

	(mm)	Registration Rights Agreement dated December 16, 2013 by and among Churchill Downs Incorporated, the Guarantors and the representatives of the initial purchasers.	Exhibit (4.2) to Current Report on Form 8-K dated December 16, 2013.

	(nn)	Churchill Downs Incorporated Executive Annual Incentive Plan	Exhibit A of the Proxy Statement for a Meeting of Shareholders of Churchill Downs Incorporated held June 14, 2012.

	(oo)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit B of the Proxy Statement for a Meeting of Shareholders of Churchill Downs Incorporated held June 14, 2012.

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

Numbers		Description	By Reference To
21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2013

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2013

32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))
Exhibit 32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013

101	INS	XBRL Instance Document

101	SCH	XBRL Taxonomy Extension Schema Document

101	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	LAB	XBRL Taxonomy Extension Label Linkbase Document

101	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement.