Form 10-Q
period 2014-03-31
CHURCHILL DOWNS INC
filed 2014-04-23
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at April 18, 2014 was 17,857,346 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,164	$44,708
Restricted cash	30,548	36,074
Accounts receivable, net of allowance for doubtful accounts of $4,487 at March 31, 2014 and $4,338 at December 31, 2013	35,231	46,572
Deferred income taxes	7,100	8,927
Income taxes receivable	8,195	12,398
Other current assets	20,764	12,036
Total current assets	149,002	160,715
Property and equipment, net	590,586	585,498
Investment in and advance to unconsolidated affiliate	94,692	86,151
Goodwill	300,616	300,616
Other intangible assets, net	195,321	198,149
Other assets	20,866	21,132
Total assets	$1,351,083	$1,352,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,697	$43,123
Bank overdraft	2,818	973
Account wagering deposit liabilities	19,700	18,679
Purses payable	13,394	18,839
Accrued expenses	51,808	66,469
Accrued interest payable	4,944	859
Dividends payable	—	15,186
Deferred revenue	70,413	49,078
Total current liabilities	214,774	213,206
Long-term debt, net of current maturities	365,750	369,191
Other liabilities	18,299	17,753
Deferred revenue	17,018	16,706
Deferred income taxes	30,616	30,616
Total liabilities	646,457	647,472
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,857 shares issued at March 31, 2014 and 17,948 shares issued at December 31, 2013	296,492	295,955
Retained earnings	408,134	408,834
Total shareholders' equity	704,626	704,789
Total liabilities and shareholders' equity	$1,351,083	$1,352,261
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Racing	$30,579	$27,813
Gaming	86,555	72,089
Online	46,084	42,916
Other	4,092	5,058
	167,310	147,876
Operating expenses:
Racing	43,220	41,120
Gaming	62,215	50,988
Online	33,577	30,362
Other	5,698	5,182
Selling, general and administrative expenses	21,465	17,558
Insurance recoveries, net of losses	(431)	(375)
Operating income	1,566	3,041
Other income (expense):
Interest income	4	10
Interest expense	(4,973)	(1,476)
Equity in gains (losses) of unconsolidated investments	2,290	(164)
Miscellaneous, net	(25)	7
	(2,704)	(1,623)
(Loss) earnings from continuing operations before provision for income taxes	(1,138)	1,418
Income tax benefit (provision)	438	(329)
(Loss) earnings from continuing operations	(700)	1,089
Discontinued operations, net of income taxes:
Loss from operations	—	(31)
Net (loss) earnings and comprehensive income	$(700)	$1,058

Net (loss) earnings per common share data:
Basic
Net (loss) earnings	$(0.04)	$0.06
Diluted
Net (loss) earnings	$(0.04)	$0.06

Weighted average shares outstanding:
Basic	17,419	17,209
Diluted	17,419	17,828
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings and comprehensive income	$(700)	$1,058
Adjustments to reconcile net (loss) earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	15,284	15,035
Loss (gain) on asset disposition	1	(1)
Equity in (gain) loss of unconsolidated investments	(2,290)	164
Share-based compensation	5,241	3,363
Other	149	244
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	6,547	6,758
Accounts receivable	(153)	4,413
Other current assets	(8,883)	(8,970)
Accounts payable	9,519	(203)
Purses payable	(5,445)	(3,318)
Accrued expenses	(6,979)	(8,980)
Deferred revenue	33,099	37,378
Income taxes receivable and payable	6,030	(460)
Other assets and liabilities	511	234
Net cash provided by operating activities	51,931	46,715
Cash flows from investing activities:
Additions to property and equipment	(20,169)	(13,694)
Investment in joint venture	(6,500)	(3,500)
Purchases of minority investments	(273)	(365)
Proceeds on sale of property and equipment	86	—
Change in deposit wagering asset	(1,021)	(2,244)
Net cash used in investing activities	(27,877)	(19,803)
Cash flows from financing activities:
Borrowings on bank line of credit	93,067	103,387
Repayments on bank line of credit	(96,509)	(125,796)
Change in bank overdraft	1,845	(3,633)
Payment of dividends	(15,186)	—
Repurchase of common stock	(7,402)	(1,007)
Common stock issued	68	53
Windfall tax benefit from share-based compensation	2,630	—
Loan origination fees	(103)	(49)
Debt issuance costs	(1,029)	—
Change in deposit wagering liability	1,021	2,244
Net cash used in financing activities	(21,598)	(24,801)
Net increase in cash and cash equivalents	2,456	2,111
Cash and cash equivalents, beginning of period	44,708	37,177
Cash and cash equivalents, end of period	$47,164	$39,288
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$381	$1,004
State tax credits	$—	$1,298
Income taxes	$48	$26
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$—	$26,174
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by Generally Accepted Accounting Principles ("GAAP") in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 92 live thoroughbred racing days during the first quarter of 2014, which compares to 56 live thoroughbred racing days during the first quarter of 2013. This increase is primarily due to Calder Race Course conducting 39 live race days during the first quarter of 2014 compared to no live race days during the first quarter of 2013. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern gaming properties.
Discontinued Operations
During the year ended December 31, 2013, the Company ceased operations of Fight! Magazine, a division of Bluff Media, and its results of operations for the three months ended March 31, 2013 have been reclassified to discontinued operations.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Maine and Mississippi. As of both March 31, 2014 and December 31, 2013, the outstanding reward point liabilities were $2.1 million and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended March 31, 2014 and 2013, promotional allowances of $7.6 million and $7.3 million, respectively, were included as a reduction to net revenues. During those periods, Online Business promotional allowances were $2.7 million and $2.4 million, respectively. Gaming promotional allowances were $4.7 million for each period, respectively. Racing Operations promotional allowances were $0.2 million for each period, respectively. The estimated cost of providing promotional allowances included in operating expenses totaled $2.3 million for each of the three months ended March 31, 2014 and 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — ACQUISITIONS AND NEW VENTURES
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed has been included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the three month period ended March 31, 2014, Oxford contributed revenues of $17.5 million and earnings from continuing operations before provision for income taxes of $2.5 million.
Pro Forma
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Oxford as of the beginning of 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of Oxford been consummated at the beginning of 2013 (in thousands, except per common share data):

Three Months Ended March 31,
2013
Net revenues	$165,477
Earnings from continuing operations	$2,508
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$0.14
Diluted:
Earnings from continuing operations	$0.14
Shares used in computing earnings from continuing operations per common share:
Basic	17,209
Diluted	17,828
NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the years ended December 31, 2013 and 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.5 million from its insurance carriers in partial settlement of its claim. During the three months ended March 31, 2014, the Company received an additional $0.4 million from its insurance carriers and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income. The insurance claims for this event have been finalized with our insurance carriers, and the Company does not expect to receive additional funds from this claim.
NOTE 4—INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio. Through the joint venture agreement, the Company and DNC formed a new company, Miami Valley Gaming, LLC (“MVG”), to manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot gaming facility with approximately 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG has invested approximately $212.0 million in the new facility, including one-half of a $50.0 million license fee to the Ohio Lottery Commission. The remaining $25 million license fee will be funded during the fourth quarter of 2014. During the three months ended March 31, 2014, the Company funded $6.5 million in capital contributions to the joint venture.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Assets
Current assets	$21,638	$18,002
Property and equipment, net	148,083	151,434
Other assets, net	80,746	80,665
Total assets	$250,467	$250,101

Liabilities and Members' Equity
Current liabilities	$31,785	$46,966
Long-term debt	39,223	40,758
Other liabilities	75	75
Members' equity	179,384	162,302
Total liabilities and members' equity	$250,467	$250,101
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers payable quarterly over six years at a 5.0% interest rate.

	Three Months Ended
	March 31, 2014	March 31, 2013
Gaming revenue	$31,163	$—
Non-gaming revenue	1,631	1,441
Net revenues	32,794	1,441
Operating and SG&A expenses	24,211	1,553
Depreciation & amortization expenses	3,367	23
Pre-opening expenses	54	460
Operating income (loss)	5,162	(595)
Interest and other expenses, net	(1,080)	—
Net income (loss)	$4,082	$(595)
The Company's share of MVG's results have been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, as follows (in thousands):

	March 31, 2014	March 31, 2013
Equity in gains (losses) of unconsolidated investments	$2,041	$(298)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 38% and 23%, respectively. The effective tax rate for the three months ended March 31, 2014 was greater than the Federal statutory rate due to state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2013 was less than the Federal statutory tax rate due to the benefit of movie tax credits that were purchased during this period and the receipt of a state tax refund that had not yet been recognized.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the three months ended March 31, 2014, the Company accrued less than $0.1 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $0.6 million as of March 31, 2014. If these benefits had been recognized, there would have been a $0.5 million effect to annual income tax expense.
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
NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, the Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2014, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company assessed its goodwill and indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that fair value of its reporting units was greater than their carrying value, and as such, the Company was not required to calculate the fair value of its reporting units.
Definite-lived and indefinite-lived intangible assets are summarized as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$76,002	$(39,024)	$36,978	$76,002	$(36,196)	$39,806
Indefinite-lived intangible assets	158,343	—	158,343	158,343	—	158,343
Total	$234,345	$(39,024)	$195,321	$234,345	$(36,196)	$198,149

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	Fair Value
	Hierarchy	March 31, 2014	December 31, 2013
Cash equivalents and restricted cash	Level 1	$31,549	$36,940
Contingent consideration liability	Level 3	$(2,331)	$(2,331)
Senior Unsecured Notes	Level 2	$307,500	$305,250
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff Media acquisition was based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income.
The Company's $300 million par value Senior Unsecured Notes represent a Level 2 fair value measurement. The fair value of the Senior Unsecured Notes is estimated based on unadjusted quoted prices for similar liabilities in markets that are not active.
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
During the three months ended March 31, 2014, the Company did not measure any assets at fair value on a non-recurring basis.
NOTE 8- LONG-TERM INCENTIVE PLAN
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
During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the year ended December 31, 2013, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 155,000 restricted shares. Per the terms of the New Company LTIP, Grantees vested in 141,000 of these shares during the three months ended March 31, 2014. The remaining 14,000 shares will vest in August and September 2014.
During the three months ended March 31, 2014, the Company recognized $4.3 million of compensation expense related to the New Company LTIP. As of March 31, 2014, unrecognized compensation expense attributable to unvested market condition awards and service period awards was $2.4 million and $4.4 million, respectively. The weighted average period over which the Company expects to recognize the remaining compensation expense under the market condition awards and service period awards approximates 2 months and 26 months, respectively.
NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Numerator for basic (loss) earnings from continuing operations per common share
(Loss) earnings from continuing operations	$(700)	$1,089
Earnings from continuing operations allocated to participating securities	—	(24)
Numerator for basic (loss) earnings from continuing operations per common share	$(700)	$1,065
Numerator for basic (loss) earnings per common share
Net (loss) earnings	$(700)	$1,058
Net earnings allocated to participating securities	—	(24)
Numerator for basic net (loss) earnings per common share	$(700)	$1,034

Numerator for diluted (loss) earnings from continuing operations per common share	$(700)	$1,089

Numerator for diluted (loss) earnings per common share	$(700)	$1,034

Denominator for net (loss) earnings per common share:
Basic	17,419	17,209
Plus dilutive effect of stock options	—	222
Plus dilutive effect of participating securities	—	397
Diluted	17,419	17,828

(Loss) earnings per common share:
Basic
Net (loss) earnings	$(0.04)	$0.06
Diluted
Net (loss) earnings	$(0.04)	$0.06
Options to purchase approximately 0.5 million shares related to stock options and participating securities for the three months ended March 31, 2014 were excluded from the computation of diluted loss per common share since their effect was antidilutive because of the net loss from continuing operations for the period.
NOTE 10 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its eleven off-track betting facilities ("OTBs"), Calder Race Course ("Calder") and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford, Riverwalk and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers real-money Bingo online with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, Bluff Media and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
On January 1, 2014, the Company reclassified its equity investment in MVG from Other Investments to Gaming, to coincide with the first full period of operations for the venture, which opened on December 12, 2013. MVG's results of operations for the three months ended March 31, 2013 have been reclassified to the Gaming segment.
In order to evaluate the performance of these operating segments internally, the Company uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

also includes 50% of the operating income or loss of our joint venture, MVG. The Company utilizes the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The Company implemented the Adjusted EBITDA measure during the second quarter of 2013. The segment information for the three months ended March 31, 2013 has been revised to reflect the change in the segment profitability reporting measure. The table below presents information about the reported segments for the three months ended March 31, 2014 and 2013 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues from external customers:
Churchill Downs	$2,142	$2,300
Arlington	6,122	7,241
Calder	8,024	2,280
Fair Grounds	14,291	15,992
Total Racing Operations	30,579	27,813
Calder Casino	20,583	20,486
Fair Grounds Slots	11,784	12,364
VSI	8,923	9,761
Harlow's Casino	14,451	15,354
Oxford Casino	17,519	—
Riverwalk Casino	13,295	14,124
Total Gaming	86,555	72,089
Online Business	46,084	42,916
Other Investments	3,837	4,902
Corporate	255	156
Net revenues from external customers	$167,310	$147,876
Intercompany net revenues:
Churchill Downs	$228	$189
Arlington	1,017	137
Calder	356	13
Fair Grounds	732	833
Total Racing Operations	2,333	1,172
Online Business	230	213
Other Investments	898	902
Eliminations	(3,461)	(2,287)
Net revenues	$—	$—
Reconciliation of segment Adjusted EBITDA to net (loss) earnings:
Racing Operations	$(10,250)	$(11,257)
Gaming	27,251	21,927
Online Business	9,950	11,335
Other Investments	(1,353)	309
Total segment Adjusted EBITDA	25,598	22,314
Corporate Adjusted EBITDA	(1,106)	(1,177)
Insurance recoveries, net of losses	431	375
Share-based compensation expense	(5,241)	(3,363)
Pre-opening expenses	(27)	(230)
MVG interest expense, net	(540)	—
Depreciation and amortization	(15,284)	(15,035)
Interest income (expense), net	(4,969)	(1,466)
Income tax benefit (provision)	438	(329)
(Loss) earnings from continuing operations	(700)	1,089
Discontinued operations, net of income taxes	—	(31)
Net (loss) earnings and comprehensive income	$(700)	$1,058

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Gaming	$2,041	$(298)
Online Business	220	109
Other Investments	29	25
	$2,290	$(164)
The table below presents total assets for the reported segments (in thousands):

	March 31, 2014	December 31, 2013
Total assets:
Racing Operations	$507,807	$513,345
Gaming	621,710	622,038
Online Business	189,746	186,621
Other Investments	31,820	30,257
	$1,351,083	$1,352,261
The table below presents total capital expenditures for the reported segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Capital expenditures:
Racing Operations	$14,037	$5,002
Gaming	2,250	6,426
Online Business	1,592	1,985
Other Investments	2,290	281
	$20,169	$13,694

NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a “Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Lousiana Video Poker Company, LLC (Suit No. 14-3873) in the  Parish of Orleans, State of Louisiana.  The petition defines the “plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility (“Fair Grounds”) in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court to declare the defendants have breached the requirements of La. R.S. 27:438, issue a permanent and mandatory injunction ordering the defendants to pay all future supplements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class.
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There are no other material pending legal proceedings.
NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance will become effective for annual fiscal periods beginning after December 15, 2014. The Company has not yet determined whether it will adopt the standard prior to its required effective date.

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
You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information, including Part I – Item 1A, "Risk Factors" of the Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview
We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment and the country’s premier source of online account wagering on horseracing events.
We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which operates approximately 860 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates over 690 slot machines, 15 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five story, 105-room attached hotel and dining facilities;

•	Calder Casino, a slot facility in Florida adjacent to Calder, which operates over 1,130 slot machines and includes a poker room operation branded “Studz Poker Club”;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates over 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 770 video poker machines in Louisiana; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has 1,600 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business launched during October 2012 that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company; and

•	Our other minor investments.
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
During the three months ended March 31, 2014, we reclassified our equity investment in MVG from our Other Investments segment to our Gaming segment to coincide with the first full period of operations for the venture. MVG's results of operations for the three months ended March 31, 2013 were reclassified to the Gaming segment.
During the three months ended March 31, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 2.1%, compared to the same period of 2013. TwinSpires handle increased $17.1 million, or 8.8%, during the three months ended March 31, 2014. Excluding the impact from Illinois and Texas, handle increased 8.6%.
On January 18, 2013, TwinSpires ceased accepting wagers from Illinois residents due to the expiration of legislation permitting ADW wagering in the state. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, and on January 29, 2014, the legislature approved a bill extending advance deposit wagering by Illinois residents through January 31, 2017. During the three months ended March 31, 2014, handle wagered by Illinois residents increased $14.6 million or 7.5% of total Online Business handle. As further discussed in Part II Item 1. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents. During the three months ended March 31, 2014, handle wagered by Texas residents decreased $12.9 million or 6.6% of total Online Business handle.
Pari-mutuel handle from our Racing Operations increased 14.8% during the three months ended March 31, 2014, compared to the same period of 2013, primarily due to Calder, which conducted 39 live race days during the first quarter of 2014 compared to no live race days during the first quarter of 2013.
Our revenues and earnings are seasonal in nature, primarily due to our Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 92 live thoroughbred racing days during the first quarter of 2014, which compares to 56 live thoroughbred racing days during the first quarter of 2013. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2014, there was $428.3 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the years ended December 31, 2013 and 2012, we recorded a reduction of property and equipment of $0.6 million and received $1.5 million from our insurance carriers in partial settlement of our claim, which was recognized as insurance recoveries, net of losses, a component of operating income. During the three months ended March 31, 2014, we received an additional $0.4 million, which we recognized as insurance recoveries, net of losses. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds from the claim.
Florida Race Dates and Host Tracks
During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to an overlapping of live racing resulting in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida. This has negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing. Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operate live meets concurrently, other wagering sites must choose a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida’s three thoroughbred racetracks began claiming that they were host tracks on a year round basis.
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
The Division held a rule hearing on March 6, 2014 to further define thoroughbred hosting eligibility in Florida, however the Division has not yet filed its final ruling on the matter. On February 28, 2014, Gulfstream Park and Calder both submitted their 2014-2015 racing applications to the Division, indicating a minimum of three days per week of racing. Until Florida legal and regulatory matters related to this issue are resolved, we do not fully know the long-term implications of overlapping race dates on our business, financial condition and results of operations.
Legislative and Regulatory Changes
Federal
Federal Internet Gaming
On March 26, 2014 the Restoration of America’s Wire Act ("S2159" and "HR4301") was introduced in the U.S. Senate and House of Representatives. The bill is crafted to reverse a 2011 decision by the Justice Department which interpreted the 1961 Wire Act to not apply to interstate transmissions of wire communications except when related to sports betting. As written, the bill would restore the interpretation of the Wire Act prior to the 2011 Justice Department decision and effectively prohibit online gaming. The legislation does not grandfather in states currently operating Internet gaming, but does allow for online wagers on horseracing placed in compliance with the Interstate Horseracing Act of 1978 to continue.
At this point, it is difficult to assess the probability of passage of proposed legislation at the federal level, the form of any final legislation, or its impact on our business, financial condition and results of operations.
Kentucky
Expanded Gaming Legislation
On January 7, 2014, two bills related to the authorization of expanded gaming in Kentucky were filed for consideration during the 2014 legislative session. House Bill 67 is a proposed constitutional amendment authorizing casino gaming in the state. If approved by the required three-fifths majority in the legislature, the constitutional amendment will appear on the November 2014 ballot. House Bill 68 outlines the licensing and regulatory structure should expanded gaming be approved. The legislation creates the Kentucky Gaming Commission to issue licenses and serve as the regulatory body for casino gaming; stipulates casino gaming may be conducted at the state’s five existing racetracks as well as at three standalone locations; establishes a minimum $50 million licensing fee; provides for the distribution of gaming revenues received by the state as well as requires racetracks with a casino license to set aside 14.5 percent of gambling revenues for purses and breeders incentives and requires these tracks to increase the number of live racing days by ten percent for the first five years of casino gaming licensure. The 2014 legislative session concluded without consideration of legislation related to the expansion of gaming in Kentucky. Should this legislation or similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
In addition, Senate Bill 33 was filed during January 2014. Senate Bill 33 would amend the Kentucky Constitution to provide up to seven casino locations in the state and would create an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. Senate Bill 33 requires a three-fifths majority in both chambers of the Kentucky General Assembly and, if passed, would be submitted to voters for ratification no earlier than November 2014. The 2014 legislative session ended without consideration of legislation related to expanded gaming. Should this legislation or similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
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

Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court’s decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals’ decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. On February 20, 2014, the Supreme Court of Kentucky issued its ruling on the motions for discretionary review affirming, in part, and reversing, in part, the Kentucky Court of Appeals. In issuing its opinion, the Supreme Court of Kentucky held that the KHRC has the statutory authority to license and regulate the operation of pari-mutuel wagering on historic horse racing. The Supreme Court of Kentucky further held that the Kentucky Department of Revenue does not have the authority to collect excise tax on the wagering handle generated by historic horse racing. On the issue of whether the operation of wagering on historic horse racing violates the gambling provisions of the Kentucky Penal Code, the Supreme Court of Kentucky remanded the case back to the Franklin County Circuit Court for further proceedings. On April 10, 2014 the Governor signed House Bill 445 into law. The legislation imposes a 1.5% tax on all handle wagered on historical races and will apply both retroactively and prospectively At this time it is unclear the extent to which this issue will materially impact our business, financial condition and results of operations.
ADW Regulations
On January 16, 2014, House Bill 220 was introduced which includes an excise tax of 0.5% of wagering proceeds on advanced deposit wagering placed by Kentucky residents. While House Bill 220 failed to be considered during the 2014 legislative session, House Bill 445 was signed into law on April 10, 2014, effective August 1, 2014, and imposes a 0.5% tax on all ADW wagers made by Kentucky residents. This bill is not expected to have a material negative impact on our business, financial condition and results of operations.
Illinois
Expanded Gaming Legislation
During the 2013 legislative session, Senate Bill 1739 ("SB 1739") was introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. SB1739 won approval in the Illinois Senate but was not considered by the House of Representatives. In March 2014, two amendments to SB 1739 were filed. One amendment provides for a Chicago casino with 4,000 to 10,000 gaming positions but does not include language for additional casinos in the state or gaming positions at racetracks. The second amendment would authorize five new casinos, including a Chicago casino with 4,000 to 6,000 gaming positions. Racetracks in Cook County, which includes Arlington, would be authorized to receive 600 gaming positions and most racetracks outside of Cook County would be eligible for 450 positions. If enacted, this proposed legislation could have a material effect on our business, financial condition and results of operations.
Florida
Expanded Gaming
In March 2014, House Bill 1383 was filed for consideration during the 2014 legislative session. The proposed bill would create a new regulatory structure under a Gaming Control Commission. A similar proposal, Senate Bill 7052, which also aims to restructure the state's existing gaming laws under a proposed Department of Gaming Control, would allow for two destination resort casinos in Miami-Dade and Broward counties. Constitutional amendments requiring voter approval for any additional gaming expansion to occur in the state after the conclusion of the 2014 legislative session have been filed for consideration in both the House and Senate chambers. It is unclear to what extent the proposed legislation could impact our business, financial condition and results of operations.
Maine
Expanded Gaming
On September 27, 2013, the Maine Gaming Study Commission, whose statutorily defined mission is to examine the state’s existing gaming market as well as assess expansion opportunities, voted to recommend gaming be expanded beyond the current market. Subsequent to the vote, the Commission was disbanded by the Chairman. During January 2014, the Veterans and Legal Affairs Committee, the legislative committee of jurisdiction for gaming related issues, considered legislation that would allow for further gaming expansion to occur in Maine. The Committee voted to negatively recommend to the House and Senate each of the proposed expanded gaming bills with the exception of a bill that, if approved, will allow up to three slot machines in an estimated 40 veterans halls throughout the state. On March 26, 2014 all proposed bills related to the expansion of gaming in Maine were terminated by the legislature. During April 2014, a proposal authorizing the state to hire a third party to conduct a market analysis on the feasibility of expanded gaming in Maine was approved by Maine legislature. At this time it is unclear to what extent this could impact our business, financial condition and results of operations.
Louisiana
Slot Machine Revenues
On April 1, 2014 House Bill 1223 ("HB 1223") was introduced for consideration by the Louisiana legislature. HB 1223 would require 10% of net slot machine revenues after purse contributions and taxes to be used for capital improvement projects at Fair Grounds as a condition of slot machine licensure. Capital projects include improvements to the frontside, backside, grandstands, stables and racetrack surfaces. Proposed plans for capital improvements must be submitted to and approved by the Louisiana State Racing Commission ("LSRC"). When determining the proposed plan approval, the LSRC is directed to consider standards and technology features present at other racetracks comparable in historical significance to Fair Grounds. Certification of completion of the projects must be submitted to the Louisiana Gaming Control Board. On April 14, 2014, HB 1223 was passed by the Louisiana House of Representatives and will be assigned to a Senate committee. If enacted, the proposed legislation could have a material impact on our business, financial condition and results of operations.
Sweepstakes
In February 2014, House Bill 293 was filed to prohibit the operation of electronic sweepstakes devices in Louisiana. The bill provides a definition of electronic sweepstakes devices and creates a specific prohibition against the operation of such devices. We expect approval of the legislation to result in a favorable impact to our business, financial condition and results of operation.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$10,093	$12,077	$(1,984)	(16)%
Net pari-mutuel revenues	$1,745	$1,941	$(196)	(10)%
Commission %	17.3%	16.1%
Arlington
Total handle	$48,246	$55,607	$(7,361)	(13)%
Net pari-mutuel revenues	$6,922	$7,085	$(163)	(2)%
Commission %	14.3%	12.7%
Calder
Total handle	$76,553	$16,005	$60,548	F
Net pari-mutuel revenues	$7,665	$951	$6,714	F
Commission %	10.0%	5.9%
Fair Grounds
Total handle	$155,861	$169,682	$(13,821)	(8)%
Net pari-mutuel revenues	$12,277	$13,637	$(1,360)	(10)%
Commission %	7.9%	8.0%
Total Racing Operations
Total handle	$290,753	$253,371	$37,382	15%
Net pari-mutuel revenues	$28,609	$23,614	$4,995	21%
Commission %	9.8%	9.3%
Online Business: (1)
Total handle (2)	$211,793	$194,701	$17,092	9%
Net pari-mutuel revenues	$40,693	$38,264	$2,429	6%
Commission %	19.2%	19.7%
Eliminations: (1)
Total handle	$(17,209)	$(15,515)	$(1,694)	11%
Net pari-mutuel revenues	$(2,333)	$(1,172)	$(1,161)	99%
Total:
Handle	$485,337	$432,557	$52,780	12%
Net pari-mutuel revenues	$66,969	$60,706	$6,263	10%
Commission %	13.8%	14.0%
The pari-mutuel activity above is subject to the following information:

(1)
Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business. Eliminations include the elimination of intersegment transactions.

(2)	Online Business handle from Illinois and Texas, to reflect the impact of recent regulatory developments, as previously described (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Online Business Handle:
Illinois	$16,809	$2,235	$14,574	F
Texas	—	12,928	(12,928)	(100)%
All other	194,984	179,538	15,446	9%
Total	$211,793	$194,701	$17,092	9%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended March 31,		Change
	2014	2013 (1)	$	%
Calder Casino
Net gaming revenues	$19,849	$19,890	$(41)	—%
Slot handle	$254,667	$249,781	$4,886	2%
Net slot revenues	$19,486	$19,063	$423	2%
Average daily net win per slot machine	$191	$176	$15	9%
Average daily number of slot machines	1,133	1,206	(73)	(6)%
Average daily poker revenue (2)	$3,880	$9,201	$(5,321)	(58)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$20,334	$21,709	$(1,375)	(6)%
Slot handle	$122,009	$125,417	$(3,408)	(3)%
Net slot revenues	$11,457	$12,034	$(577)	(5)%
Average daily net win per slot machine	$205	$216	$(11)	(5)%
Average daily number of slot machines	620	620	—	—%
Average daily video poker revenue	$99,144	$108,458	$(9,314)	(9)%
Average daily net win per video poker machine	$128	$143	$(15)	(10)%
Average daily number of video poker machines	772	757	15	2%
Oxford Casino (3)
Net gaming revenues	$16,668	$—	$16,668	F
Slot handle	$149,084	$—	$149,084	F
Net slot revenues	$13,125	$—	$13,125	F
Average daily net win per slot machine	$170	$—	$170	F
Average daily number of slot machines	858	—	858	F
Average daily net win per table	$1,570	$—	$1,570	F
Average daily number of tables	25	—	25	F
(continued)

	Three Months Ended March 31,		Change
	2014	2013 (1)	$	%
Harlow's Casino
Net gaming revenues	$13,757	$14,617	$(860)	(6)%
Slot handle	$154,389	$166,310	$(11,921)	(7)%
Net slot revenues	$12,615	$13,324	$(709)	(5)%
Average daily net win per slot machine	$188	$178	$10	6%
Average daily number of slot machines	746	830	(84)	(10)%
Average daily poker revenue (4)	$—	$747	$(747)	(100)%
Average daily net win per table	$979	$914	$65	7%
Average daily number of tables	13	15	(2)	(13)%
Riverwalk Casino
Net gaming revenues	$12,568	$13,309	$(741)	(6)%
Slot handle	$133,379	$160,077	$(26,698)	(17)%
Net slot revenues	$11,563	$12,472	$(909)	(7)%
Average daily net win per slot machine	$184	$189	$(5)	(3)%
Average daily number of slot machines	697	732	(35)	(5)%
Average daily net win per table	$775	$701	$74	11%
Average daily number of tables	15	18	(3)	(17)%
Total
Net gaming revenues	$83,176	$69,525	$13,651	20%

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

(2)	During December 2013, Calder Casino relocated the poker room within its facility and reduced the number of poker tables from eleven tables to six tables.

(3)	On July 17, 2013, we completed the acquisition of Oxford.

(4)	Harlow's poker room closed during July 2013.

Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Number of thoroughbred live race days	92	56	36	64%
Net revenues:
Racing Operations	$30,579	$27,813	$2,766	10%
Gaming	86,555	72,089	14,466	20%
Online Business	46,084	42,916	3,168	7%
Other	4,092	5,058	(966)	(19)%
Total net revenues	$167,310	$147,876	$19,434	13%
Operating income	$1,566	$3,041	$(1,475)	(49)%
Operating income margin	0.9%	2.1%
(Loss) earnings from continuing operations	$(700)	$1,089	$(1,789)	U
Diluted (loss) earnings from continuing operations per common share	$(0.04)	$0.06
Our total net revenues increased $19.4 million during the three months ended March 31, 2014, primarily from the addition of revenues of $17.5 million from Oxford, which was acquired on July 17, 2013.  Gaming revenues increased $14.5 million as the addition of Oxford revenues was partially offset by a decline in revenues at our Mississippi and Louisiana properties due to continued regional economic weaknesses and inclement weather negatively affecting attendance. Online Business revenues increased $3.2 million primarily due to an 8.8% increase in handle during the three months ended March 31, 2014. Organic growth and the return of Illinois wagering, which was temporarily ceased during the three months ended March 31, 2013 due to the expiration of state legislation, more than offset the continuing loss of Texas operations during the period. Revenues generated by Racing Operations increased $2.8 million as revenues from the new winter live racing meet at Calder were partially offset by lower attendance and wagering at Fair Grounds, attributable to inclement weather. Other revenues declined $1.0 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income decreased $1.5 million due to an increase of $1.9 million in share-based compensation expense and pressures within the Online Business segment from additional state-level taxation requirements. Furthermore, operating income was impacted by expenditures related to the development of Internet gaming technology. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Purses & pari-mutuel taxes	$21,468	$17,623	$3,845	22%
Gaming taxes	21,656	15,387	6,269	41%
Depreciation and amortization	15,284	15,035	249	2%
Other operating expenses	86,302	79,607	6,695	8%
SG&A expenses	21,465	17,558	3,907	22%
Insurance recoveries, net of losses	(431)	(375)	$(56)	15%
Total	$165,744	$144,835	$20,909	14%
Percent of revenue	99%	98%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $6.7 million, primarily reflecting $5.4 million in operating expenses incurred by Oxford during the three months ended March 31, 2014. In addition, we incurred $0.8 million in operating expenses related to the development of Internet gaming technology. Furthermore, we experienced increased content costs of $2.2 million from growth in the Online Business' third-party white-label services and from Racing Operations expenditures associated with Calder's live meet. Partially offsetting these increases was a decrease in marketing and labor expenses of $1.6 million at our Mississippi and Louisiana gaming and racing properties attributable to the decline in revenues at these properties during the three months ended March 31, 2014.

•
Gaming taxes increased $6.3 million, which included gaming taxes of $6.6 million related to our acquisition of Oxford. This increase was partially offset by the decline in revenue at our Mississippi and Louisiana gaming properties during the three months ended March 31, 2014.

•
SG&A expenses increased $3.9 million, primarily due to share-based compensation expense which increased $1.9 million associated with grants made under the New Company LTIP and previously awarded grants. In addition, we incurred SG&A expenses of $0.9 million associated with the acquisition of Oxford. Furthermore, we incurred an increase in salary expenses of $0.4 million from non-recurring executive compensation expenditures. Finally, other SG&A expenses increased $0.6 million related to expenditures related to the Kentucky gaming initiative.

•
Purses and pari-mutuel taxes increased $3.8 million, primarily as the result of the new Calder live winter racing meet, which incurred $3.3 million in higher expenditures during the three months ended March 31, 2014. In addition, Online Business pari-mutuel taxes increased $1.6 million, primarily due to new taxation requirements in New York and Pennsylvania. These increases were partially offset by a decrease of $0.9 million at our Louisiana properties associated with a decline in revenues.

Other Income (Expense) and Income Tax Benefit (Provision)
The following table is a summary of our other income (expense) and income tax benefit (provision) (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Interest income	$4	$10	$(6)	(60)%
Interest expense	(4,973)	(1,476)	(3,497)	U
Equity in earnings (loss) of unconsolidated investments	2,290	(164)	2,454	F
Miscellaneous, net	(25)	7	(32)	U
Other income (expense)	$(2,704)	$(1,623)	$(1,081)	67%
Income tax benefit (provision)	$438	$(329)	$767	F
Effective tax rate	38%	23%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Equity in earnings (loss) of unconsolidated investments increased by $2.5 million during the three months ended March 31, 2014, primarily due to earnings of $2.0 million from our investment in MVG, which opened during December 2013. In addition, during the three months ended March 31, 2013, MVG recognized pre-opening expenses of $0.2 million.

•
Interest expense increased during the three months ended March 31, 2014, primarily as a result of interest expense of $4.2 million associated with our $300 million Senior Unsecured Note Offering, which was completed during December 2013. Partially offsetting this increase was a reduction in interest expense of $0.7 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
The effective tax rate for the three months ended March 31, 2013 was affected by the recognition of $0.2 million of income tax benefits related to the purchase of tax credits and the receipt of a state tax refund that had not previously been considered collectible.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Churchill Downs	$2,370	$2,489	$(119)	(5)%
Arlington	7,139	7,378	(239)	(3)%
Calder	8,380	2,293	6,087	F
Fair Grounds	15,023	16,825	(1,802)	(11)%
Total Racing Operations	32,912	28,985	3,927	14%
Calder Casino	20,583	20,486	97	—%
Fair Grounds Slots	11,784	12,364	(580)	(5)%
VSI	8,923	9,761	(838)	(9)%
Harlow's Casino	14,451	15,354	(903)	(6)%
Oxford Casino	17,519	—	17,519	F
Riverwalk Casino	13,295	14,124	(829)	(6)%
Total Gaming	86,555	72,089	14,466	20%
Online Business	46,314	43,129	3,185	7%
Other Investments	4,735	5,804	(1,069)	(18)%
Corporate Revenues	255	156	99	63%
Eliminations	(3,461)	(2,287)	(1,174)	(51)%
	$167,310	$147,876	$19,434	13%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $14.5 million as incremental revenues from the Oxford acquisition were partially offset by declines in revenues at our Mississippi and Louisiana operations. Calder Casino revenue increased marginally, as benefits from the closure of Internet cafes were offset by the impact of a new regional competitor that began operations during February 2014. We experienced declines at our Mississippi properties, Harlow's and Riverwalk, whose combined revenues decreased $1.7 million during the period. Both Mississippi properties continued to be hindered by economic regional weakness in the state. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $1.4 million during the period. Both properties experienced a 10% decline in attendance during the period, which was predominately attributed to poor weather conditions and was consistent with an overall decline in the New Orleans market.

•
Racing Operations revenues increased $3.9 million, as revenues from a new winter live racing meet at Calder were partially offset by weakness at our other racetracks. Calder revenues increased $6.1 million during the three months ended March 31, 2014, primarily due to the addition of 39 live race days as a result of a racing calendar modification associated with continued Florida hosting revenues challenges, as more fully discussed in "Item 2. Management's Discussion and Analysis: Recent Developments." Partially offsetting this increase was a decline in revenues of $1.8 million at Fair Grounds as inclement weather caused turf races to be removed and negatively impacted wagering and attendance during the three months ended March 31, 2014.

•
Online Business revenues for the three months ended March 31, 2014 increased $3.2 million, reflecting an 8.8% increase in our Online Business pari-mutuel handle as compared to a total industry handle decline of 2.1%, as reported by Equibase. The reinstatement of wagering in Illinois was substantially offset by the continuing loss of Texas wagering during the period. Excluding the net impact of the Illinois and Texas disruptions, Online Business handle increased 8.6% during the three months ended March 31, 2014, due, in part, to a 13% increase in unique players and outpacing industry growth by 10.7%.

•	Other Investments revenues decreased $1.1 million, due to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.

Segment Adjusted EBITDA
In order to evaluate the performance of our operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of EBITDA to net earnings (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Racing Operations	$(10,250)	$(11,257)	$1,007	9%
Gaming	27,251	21,927	5,324	24%
Online Business	9,950	11,335	(1,385)	(12)%
Other Investments	(1,353)	309	(1,662)	U
Corporate	(1,106)	(1,177)	71	6%
Total Adjusted EBITDA	$24,492	$21,137	$3,355	16%
Insurance recoveries, net of losses	431	375	56	15%
Share-based compensation	(5,241)	(3,363)	(1,878)	(56)%
Pre-opening costs	(27)	(230)	203	88%
MVG interest expense, net	(540)	—	(540)	U
Depreciation and amortization	(15,284)	(15,035)	(249)	(2)%
Interest income (expense), net	(4,969)	(1,466)	(3,503)	U
Income tax benefit (provision)	438	(329)	767	F
(Loss) earnings from continuing operations	(700)	1,089	(1,789)	U
Discontinued operations, net of income taxes	—	(31)	31	F
Net (loss) earnings and comprehensive income	$(700)	$1,058	$(1,758)	U
Excluding share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Racing Operations	$(978)	$(841)	$(137)	(16)%
Gaming	(2,574)	(2,091)	(483)	(23)%
Online Business	(1,431)	(1,232)	(199)	(16)%
Other Investments	(133)	(162)	29	18%
Corporate Income	5,116	4,326	790	18%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $5.3 million, driven by the additions of Oxford Adjusted EBITDA of $4.2 million and in increase in MVG Adjusted EBITDA of $2.7 million. Partially offsetting these increases was a decline in Fair Grounds Slots and VSI Adjusted EBITDA which decreased $0.8 million compared to the same period of 2013 as market weakness and poor weather conditions hampered attendance and wagering at the Louisiana properties. Finally, Harlow's and Riverwalk Adjusted EBITDA declined $0.7 million as continuing regional weakness negatively impacted results during the three months ended March 31, 2014.

•
Racing Operations Adjusted EBITDA increased $1.0 million, primarily due to a $1.3 million improvement in Adjusted EBITDA at Calder attributable to its revised racing calendar, which included a 39-day live winter racing meet during the three months ended March 31, 2014. Partially offsetting this increase was a decrease in Adjusted EBITDA at Churchill Downs of $0.2 million as unseasonable winter weather caused a decrease in simulcasting handle and an increase in utility expenditures.

•
Online Business Adjusted EBITDA decreased $1.4 million during the three months ended March 31, 2014. The loss of Texas wagering generated a handle decline of $12.9 million with a corresponding decline in Adjusted EBITDA of approximately $1.7 million. In addition, the taxation requirements in New York and Pennsylvania reduced Adjusted EBITDA by $1.6 million. These decreases were partially offset by organic handle growth of 8.6%, the reinstatement of Illinois wagering, an improvement in the performance of our investment in HRTV and lower development costs associated with Luckity.com.

•
Other Investments Adjusted EBITDA decreased $1.7 million due, in part, to the impact of expenditures of $1.1 million associated with the development of an Internet gaming platform. In addition, United Tote Adjusted EBITDA declined $0.7 million due to the loss of a significant agreement in 2013 and lower equipment sales.

•	Corporate Adjusted EBITDA increased by $0.1 million, as the corporate management fee increase of $0.8 million was partially offset by higher expenditures related to the Kentucky gaming initiative.
The following other items affected net earnings from continuing operations during the three months ended March 31, 2014:

•
Interest income (expense), net increased $3.5 million primarily as a result of $4.2 million in interest expense associated with our $300 million Senior Unsecured Note Offering, which was completed during December 2013. Partially offsetting this increase was a reduction of $0.7 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
Share-based compensation expense increased $1.9 million compared to the same period of 2013, primarily due to expense associated with grants made under the New Company LTIP during 2013. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, was $6.8 million as of March 31, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the market condition awards and service period awards approximates 2 months and 26 months, respectively.

•
MVG interest expense, net increased $0.5 million reflecting interest expense on a $50 million secured note payable from MVG to the MVG Sellers for the purchase of harness racing licenses and other assets, payable over a six-year term effective upon the commencement of gaming operations.

•
Depreciation and amortization expense increased $0.2 million during the three months ended March 31, 2014 as additional depreciation and amortization expense of $1.4 million associated with the Oxford acquisition was more than offset by a reduction in depreciation expense related to certain assets at our Fair Grounds and Churchill Downs facilities which were fully depreciated during 2013.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of March 31, 2014 and December 31, 2013 (in thousands):

			Change
	March 31, 2014	December 31, 2013	$	%
Total assets	$1,351,083	$1,352,261	$(1,178)	—%
Total liabilities	$646,457	$647,472	$(1,015)	—%
Total shareholders' equity	$704,626	$704,789	$(163)	—%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include decreases in accounts receivable of $11.3 million, income taxes receivable of $4.2 million and net intangibles of $2.8 million during the three months ended March 31, 2014. The decrease in accounts receivable primarily reflects collections related to the Kentucky Oaks and Kentucky Derby week. The decrease in income taxes receivable reflects the receipt of a preliminary 2013 federal income tax refund of $8 million, partially offset by the impact of tax deductions associated with benefits related to equity compensation.

Partially offsetting these decreases were increases in our investment in unconsolidated affiliate of $8.5 million and other current assets of $8.8 million during the three months ended March 31, 2014. The increase in investment in unconsolidated affiliate is due to our 2014 investment of $6.5 million in MVG, in addition to our equity gains from the venture. The increase in other current assets is primarily due to our annual insurance prepayments made during the three months ended March 31, 2014.

•
Significant changes within total liabilities include decreases of $15.2 million in dividends payable, $14.7 million in accrued expenses and $5.4 million in purses payable. The decrease in dividends payable reflects the payment of our dividend declared during 2013. The decrease in accrued expenses is due to the payment of annual 2013 bonuses and construction related capital expenditures at Churchill Downs. Finally, the decrease in purses payable is due to the completion of the Fair Grounds winter meet.

Partially offsetting these decreases were increases in deferred revenue of $21.6 million, accounts payable of $8.6 million and accrued interest of $4.1 million. The increase in deferred revenue is due to advance billings for the 2014 Kentucky Derby and Kentucky Oaks. The increase in accounts payable reflects higher settlement payable balances, including those associated with our third-party settlement operations. Finally the increased in accrued interest is associated with our Senior Unsecured Notes.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
Cash flows from:	2014	2013	$	%
Operating activities	$51,931	$46,715	$5,216	11%
Investing activities	$(27,877)	$(19,803)	$(8,074)	(41)%
Financing activities	$(21,598)	$(24,801)	$3,203	13%
Significant items affecting the comparability of our liquidity and capital resources include:

•
The increase in cash provided by operating activities is due, in part, to the acquisition of Oxford, a 2013 federal income tax refund of $8.3 million and other favorable net working capital items of $5.2 million. Partially offsetting these improvements was a decline in profitability at our Mississippi and Louisiana gaming properties, increased taxation of our Online Business and unfavorable timing of collections related to the 2014 Kentucky Derby and Kentucky Oaks. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to higher capital expenditures at Churchill Downs for projects associated with the 2014 Kentucky Derby and Kentucky Oaks. In addition, capital contributions to our joint venture, MVG, increased $3.0 million during the three months ended March 31, 2014, compared to the same period of 2013.

•
The decrease in cash used in financing activities is primarily due to a decrease in net repayments under our Senior Secured Credit Facility of $19.0 million during the three months ended March 31, 2014 as compared to the prior year. Partially offsetting this decline was an increase of $15.2 million in dividend payments due to the payment of our declared dividend during 2013.
During 2013, we funded $70.5 million in capital contributions to MVG, and since the joint venture commenced during 2012, we have funded $96.9 million in capital contributions, including $6.5 million funded during the three months ended March 31, 2014.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Maintenance-related capital expenditures	$6,423	$3,763	$2,660	71%
Capital project expenditures	13,746	9,931	3,815	38%
Additions to property and equipment	$20,169	$13,694	$6,475	47%
Net cash provided by operating activities	$51,931	$46,715	$5,216	11%
Maintenance-related capital expenditures	(6,423)	(3,763)	(2,660)	71%
Free cash flow	$45,508	$42,952	$2,556	6%
During the three months ended March 31, 2014, the increase in capital project expenditures as compared to the same period of 2013, primarily reflects capital expenditures related to the Rooftop Garden, Grandstand Terrace, and video board projects at Churchill Downs and the Oxford gaming floor expansion. These increases were partially offset by capital project expenditures related to the Harlow's renovation during the prior year.
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
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2014, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At March 31, 2014, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	19.7 to 1	> 3.0 to 1.0
Total Leverage Ratio	1.9 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	0.4 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2014, we had $65.7 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a “Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Lousiana Video Poker Company, LLC (Suit No. 14-3873) in the  Parish of Orleans, State of Louisiana.  The petition defines the “plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility (“Fair Grounds”) in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court to declare the defendants have breached the requirements of La. R.S. 27:438, issue a permanent and mandatory injunction ordering the defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class.
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010 and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/14-1/31/14	327	(1)	$94.50	—	$100,000,000	(2)
2/1/14-2/28/14	151	(1)	$90.05	—	—
3/1/14-3/31/14	87,087	(1)	$92.61	—	—
	87,565		$92.61	—	$100,000,000
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

CHURCHILL DOWNS INCORPORATED

April 23, 2014	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

April 23, 2014	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document