Form 10-Q
period 2014-06-30
CHURCHILL DOWNS INC
filed 2014-07-30
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at July 25, 2014 was 17,361,997 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,670	$44,708
Restricted cash	35,740	36,074
Accounts receivable, net of allowance for doubtful accounts of $4,705 at June 30, 2014 and $4,338 at December 31, 2013	45,913	46,572
Deferred income taxes	7,194	8,927
Income taxes receivable	—	12,398
Other current assets	18,362	12,036
Total current assets	153,879	160,715
Property and equipment, net	595,926	585,498
Investment in and advance to unconsolidated affiliate	97,488	86,151
Goodwill	300,616	300,616
Other intangible assets, net	192,493	198,149
Other assets	22,737	21,132
Total assets	$1,363,139	$1,352,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,610	$43,123
Bank overdraft	6,477	973
Account wagering deposit liabilities	20,731	18,679
Purses payable	20,874	18,839
Accrued expenses	65,061	66,469
Accrued interest payable	982	859
Dividends payable	—	15,186
Income taxes payable	24,836	—
Deferred revenue	11,061	49,078
Total current liabilities	220,632	213,206
Long-term debt, net of current maturities	368,798	369,191
Other liabilities	19,572	17,753
Deferred revenue	14,436	16,706
Deferred income taxes	30,616	30,616
Total liabilities	654,054	647,472
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,292 shares issued at June 30, 2014 and 17,948 shares issued at December 31, 2013	243,618	295,955
Retained earnings	465,467	408,834
Total shareholders' equity	709,085	704,789
Total liabilities and shareholders' equity	$1,363,139	$1,352,261
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Racing	$159,435	$157,387	$190,014	$185,200
Gaming	81,958	66,887	168,513	138,976
Online	57,076	52,531	103,160	95,447
Other	5,182	6,789	9,274	11,847
	303,651	283,594	470,961	431,470
Operating expenses:
Racing	85,483	90,160	128,703	131,280
Gaming	62,184	49,624	124,399	100,612
Online	36,811	33,218	70,388	63,580
Other	6,350	6,377	12,048	11,559
Selling, general and administrative expenses	18,666	22,096	40,131	39,654
Insurance recoveries, net of losses	—	—	(431)	(375)
Operating income	94,157	82,119	95,723	85,160
Other income (expense):
Interest income	5	89	9	99
Interest expense	(4,961)	(1,256)	(9,934)	(2,732)
Equity in gains (losses) of unconsolidated investments	2,506	(631)	4,796	(795)
Miscellaneous, net	393	1,023	368	1,030
	(2,057)	(775)	(4,761)	(2,398)
Earnings from continuing operations before provision for income taxes	92,100	81,344	90,962	82,762
Income tax provision	(34,767)	(31,035)	(34,329)	(31,364)
Earnings from continuing operations	57,333	50,309	56,633	51,398
Discontinued operations, net of income taxes:
Loss from operations	—	(11)	—	(42)
Net earnings and comprehensive income	$57,333	$50,298	$56,633	$51,356

Net earnings per common share data:
Basic
Net earnings	$3.23	$2.85	$3.20	$2.91
Diluted
Net earnings	$3.21	$2.81	$3.17	$2.87

Weighted average shares outstanding:
Basic	17,531	17,268	17,475	17,239
Diluted	17,880	17,921	17,884	17,882
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings and comprehensive income	$56,633	$51,356
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	31,044	30,026
Loss (gain) on asset disposition	66	(1)
Equity in (gain) loss of unconsolidated investments	(4,796)	795
Share-based compensation	8,354	9,577
Other	302	421
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Restricted cash	2,385	(2,179)
Accounts receivable	(13,828)	(17,164)
Other current assets	(4,981)	(4,330)
Accounts payable	28,433	16,405
Purses payable	2,036	2,956
Accrued expenses	(1,775)	(601)
Deferred revenue	(25,843)	(16,270)
Income taxes receivable and payable	38,967	28,763
Other assets and liabilities	2,091	510
Net cash provided by operating activities	119,088	100,264
Cash flows from investing activities:
Additions to property and equipment	(38,475)	(23,772)
Acquisition of gaming license	—	(2,250)
Investment in joint venture	(6,500)	(12,500)
Purchases of minority investments	(273)	(365)
Proceeds on sale of property and equipment	88	2
Change in deposit wagering asset	(2,052)	(3,639)
Net cash used in investing activities	(47,212)	(42,524)
Cash flows from financing activities:
Borrowings on bank line of credit	210,854	350,956
Repayments on bank line of credit	(211,247)	(407,199)
Change in bank overdraft	5,504	1,320
Payment of dividends	(15,186)	—
Repurchase of common stock	(61,561)	—
Repurchase of common stock from share-based compensation	(8,121)	(4,046)
Common stock issued	4,525	244
Windfall tax benefit from share-based compensation	4,465	1,122
Loan origination fees	(170)	(2,036)
Debt issuance costs	(1,029)	—
Change in deposit wagering liability	2,052	3,639
Net cash used in financing activities	(69,914)	(56,000)
Net increase in cash and cash equivalents	1,962	1,740
Cash and cash equivalents, beginning of period	44,708	37,177
Cash and cash equivalents, end of period	$46,670	$38,917
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,689	$1,850
State tax credits	$—	$1,298
Income taxes	$112	$636
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$2,943	$26,424
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
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 114 live thoroughbred racing days during the second quarter of 2014, which compares to 124 live thoroughbred racing days during the second quarter of 2013. For the six months ended June 30, 2014, the Company conducted 206 live thoroughbred racing days, which compares to 180 live racing days during the six months ended June 30, 2013. This increase is primarily due to Calder Race Course conducting 29 additional live race days during the first six months of 2014 because of its revised racing calendar, which included a 39-day live winter racing meet during the first quarter of 2014. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern gaming properties.
Discontinued Operations
During the year ended December 31, 2013, the Company ceased operations of Fight! Magazine, a division of Bluff Media. Fight! Magazine, which was previously a component of the Other Investments segment, and its results of operations for the three months and six months ended June 30, 2013 have been reclassified to discontinued operations.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Maine and Mississippi. As of both June 30, 2014 and December 31, 2013, the outstanding reward point liabilities were $2.1 million and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended June 30, 2014 and 2013, promotional allowances of $8.7 million and $9.1 million, respectively, were included as a reduction to net revenues. During those periods, Online Business promotional allowances were $3.5 million and $3.7 million, respectively. Gaming promotional allowances were $5.0 million and $5.1 million, respectively. Racing Operations promotional allowances were $0.2 million and $0.3 million, respectively. The estimated cost of providing promotional allowances included in operating expenses totaled $2.3 million and $2.5 million for each of the three months ended June 30, 2014 and 2013.
During the six months ended June 30, 2014 and 2013, promotional allowances of $16.3 million and $16.4 million, respectively, were included as a reduction to net revenues. During those periods, Online Business promotional allowances were $6.2 million and $6.1 million, respectively. Gaming promotional allowances were $9.7 million and $9.8 million, respectively. Racing Operations promotional allowances were $0.4 million and $0.5 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the six months ended June 30, 2014 and 2013 totaled $4.6 million and $4.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — ACQUISITIONS AND NEW VENTURES
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed has been included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the three and six months ended June 30, 2014, Oxford contributed revenues of $19.4 million and $36.9 million, respectively, and earnings from continuing operations before provision for income taxes of $4.0 million and $6.5 million, respectively.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Net revenues	$302,943	$468,420
Earnings from continuing operations	$52,480	$55,219
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$2.97	$3.13
Diluted:
Earnings from continuing operations	$2.93	$3.09
Shares used in computing earnings from continuing operations per common share:
Basic	17,268	17,239
Diluted	17,921	17,882
NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the years ended December 31, 2013 and 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.5 million from its insurance carriers in partial settlement of its claim. During the six months ended June 30, 2014, the Company received an additional $0.4 million from its insurance carriers and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income. The insurance claims for this event have been finalized with our insurance carriers, and the Company does not expect to receive additional funds from this claim.
NOTE 4—INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
Miami Valley Gaming
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven year period after gaming operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot gaming facility with approximately 1,600 VLTs, which the joint venture may increase to 1,800 VLTs, dependent on customer demand. MVG will invest approximately $212.0 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission. One-half of the license fee was funded during 2012 and 2013, and the remaining $25 million license fee will be funded during the fourth quarter of 2014. During the six months ended June 30, 2014, the Company funded $6.5 million in capital contributions to the joint venture.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Assets
Current assets	$17,531	$18,002
Property and equipment, net	146,498	151,434
Other assets, net	80,815	80,665
Total assets	$244,844	$250,101

Liabilities and Members' Equity
Current liabilities	$21,989	$46,966
Current portion of long-term debt	8,332	8,332
Long-term debt, excluding current portion	29,471	32,426
Other liabilities	75	75
Members' equity	184,977	162,302
Total liabilities and members' equity	$244,844	$250,101
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years at a 5.0% interest rate.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gaming revenue	$34,400	$—	$65,563	$—
Non-gaming revenue	1,913	1,763	3,544	3,204
Net revenues	36,313	1,763	69,107	3,204
Operating and SG&A expenses	26,053	1,803	50,264	3,356
Depreciation & amortization expenses	3,474	(10)	6,841	13
Pre-opening expenses	—	961	54	1,421
Operating income (loss)	6,786	(991)	11,948	(1,586)
Interest and other expenses, net	(1,194)	—	(2,274)	—
Net income (loss)	$5,592	$(991)	$9,674	$(1,586)
The Company's 50% share of MVG's results has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Equity in gains (losses) of unconsolidated investments	$2,796	$(495)	$4,837	$(793)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Saratoga Harness Racing, Inc. Joint Venture
On May 13, 2014, the Company announced an agreement to enter into a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") to bid on the development, construction and operation of a destination resort casino near Albany, New York. On June 30, 2014, the joint venture filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. The expected cost of the project approximates $330 million, which includes a $50 million license fee. The Company intends to fund its share of the joint venture from its Senior Secured Credit Facility. The joint venture is one of five bidders competing for a license in the Capital-Saratoga region of New York, and the Company expects, but cannot guarantee, that the state will award a license to one bidder in this region during the second half of 2014. In addition, subject to regulatory approval, the Company is negotiating the acquisition of an ownership interest in SHRI and a management agreement wherein the Company will manage SHRI properties in Colorado and New York.
During the three months ended June 30, 2014, the Company incurred $0.5 million in equity losses in its other investments segment associated with the license application process. The Company anticipates funding $2.6 million to the joint venture during the third quarter of 2014.
NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 38% for each period. The effective tax rate for the six months ended June 30, 2014 was greater than the Federal statutory rate due to state income taxes and certain expenses that are not deductible for tax purposes.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the six months ended June 30, 2014, the Company accrued less than $0.1 million of interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $0.6 million as of June 30, 2014. If these benefits had been recognized, there would have been a $0.5 million decrease to annual income tax expense.
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
Definite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$76,002	$(41,852)	$34,150	$76,002	$(36,196)	$39,806
Indefinite-lived intangible assets	158,343	—	158,343	158,343	—	158,343
Total	$234,345	$(41,852)	$192,493	$234,345	$(36,196)	$198,149

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s assets and liabilities measured at fair value as of June 30, 2014, and December 31, 2013, respectively (in thousands):

	Fair Value
	Hierarchy	June 30, 2014	December 31, 2013
Cash equivalents and restricted cash	Level 1	$36,485	$36,940
Contingent consideration liability	Level 3	$(2,331)	$(2,331)
Senior Unsecured Notes	Level 2	$(306,000)	$(305,250)
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff Media acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income.
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
During the six months ended June 30, 2014, the Company did not measure any assets at fair value on a non-recurring basis.
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
During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the year ended December 31, 2013, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 155,000 restricted shares. Per the terms of the New Company LTIP, Grantees vested in 141,000 of these shares during the six months ended June 30, 2014. The remaining 14,000 shares will vest in August and September 2014.
During the three and six months ended June 30, 2014, the Company recognized $2.2 million and $6.4 million of compensation expense related to the New Company LTIP. As of June 30, 2014, unrecognized compensation expense attributable to unvested market condition awards and service period awards was $0.8 million and $3.8 million, respectively. The weighted average period over which the Company expects to recognize the remaining compensation expense under the market condition and service period awards approximates one month and 23 months, respectively.
NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic earnings from continuing operations per common share
Earnings from continuing operations	$57,333	$50,309	$56,633	$51,398
Earnings from continuing operations allocated to participating securities	(674)	(1,170)	(668)	(1,198)
Numerator for basic earnings from continuing operations per common share	$56,659	$49,139	$55,965	$50,200
Numerator for basic earnings per common share
Net earnings	$57,333	$50,298	$56,633	$51,356
Net earnings allocated to participating securities	(674)	(1,170)	(668)	(1,198)
Numerator for basic net earnings per common share	$56,659	$49,128	$55,965	$50,158

Numerator for diluted earnings from continuing operations per common share	$57,333	$50,298	$56,633	$51,398

Numerator for diluted earnings per common share	$57,333	$50,298	$56,633	$51,356

Denominator for net earnings per common share:
Basic	17,531	17,268	17,475	17,239
Plus dilutive effect of stock options	140	242	200	232
Plus dilutive effect of participating securities	209	411	209	411
Diluted	17,880	17,921	17,884	17,882

Earnings per common share:
Basic
Net earnings	$3.23	$2.85	$3.20	$2.91
Diluted
Net earnings	$3.21	$2.81	$3.17	$2.87
NOTE 10 — COMMON STOCK SHARE REPURCHASE
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of its common stock outstanding in a stock repurchase program. During the three months ended June 30, 2014, the Company repurchased 691 thousand shares for $61.6 million in a privately negotiated transaction. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. The Company funded this repurchase using available cash and borrowing under its Senior Secured Credit Facility. Under the terms of the stock repurchase program, the Company may repurchase an additional $38.4 million of common stock prior to the termination of the repurchase program on December 31, 2015.
NOTE 11 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its eleven off-track betting facilities ("OTBs"), Calder Race Course ("Calder") and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford, Riverwalk Casino Hotel ("Riverwalk") and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers real-money Bingo online with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, Bluff Media and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
On January 1, 2014, the Company reclassified its equity investment in MVG from Other Investments to Gaming, to coincide with the first full period of operations for the venture, which opened on December 12, 2013. MVG's results of operations for the three

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and six months ended June 30, 2013 have been reclassified to the Gaming segment.
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
The Company implemented the Adjusted EBITDA measure during the second quarter of 2013. The table below presents information about the reported segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues from external customers:
Churchill Downs	$118,348	$108,278	$120,490	$110,578
Arlington	21,193	22,006	27,315	29,247
Calder	9,714	17,031	17,738	19,311
Fair Grounds	10,180	10,072	24,471	26,064
Total Racing Operations	159,435	157,387	190,014	185,200
Calder Casino	19,873	20,466	40,456	40,952
Fair Grounds Slots	9,586	9,978	21,370	22,342
VSI	8,658	9,245	17,581	19,006
Harlow's Casino	11,777	13,097	26,228	28,451
Oxford Casino	19,402	—	36,921	—
Riverwalk Casino	12,662	14,101	25,957	28,225
Total Gaming	81,958	66,887	168,513	138,976
Online Business	57,076	52,531	103,160	95,447
Other Investments	4,778	6,371	8,615	11,273
Corporate	404	418	659	574
Net revenues from external customers	$303,651	$283,594	$470,961	$431,470
Intercompany net revenues:
Churchill Downs	$4,945	$4,607	$5,173	$4,796
Arlington	1,777	903	2,794	1,040
Calder	351	492	707	505
Fair Grounds	(3)	—	729	833
Total Racing Operations	7,070	6,002	9,403	7,174
Online Business	244	233	474	446
Other Investments	1,210	1,348	2,108	2,250
Eliminations	(8,524)	(7,583)	(11,985)	(9,870)
Net revenues	$—	$—	$—	$—
Reconciliation of segment Adjusted EBITDA to net earnings:
Racing Operations	$78,079	$70,517	$67,829	$59,260
Gaming	26,174	19,365	53,425	41,292
Online Business	14,087	14,091	24,037	25,426
Other Investments	(673)	920	(2,026)	1,229
Total segment Adjusted EBITDA	117,667	104,893	143,265	127,207
Corporate Adjusted EBITDA	(1,141)	(988)	(2,247)	(2,165)
Insurance recoveries, net of losses	—	—	431	375
HRE Trust Fund proceeds	—	292	—	292
Share-based compensation expense	(3,113)	(6,214)	(8,354)	(9,577)
Pre-opening expenses	—	(481)	(27)	(711)
MVG interest expense, net	(597)	—	(1,137)	—
Depreciation and amortization	(15,760)	(14,991)	(31,044)	(30,026)
Interest income (expense), net	(4,956)	(1,167)	(9,925)	(2,633)
Income tax provision	(34,767)	(31,035)	(34,329)	(31,364)
Earnings from continuing operations	57,333	50,309	56,633	51,398
Discontinued operations, net of income taxes	—	(11)	—	(42)
Net earnings and comprehensive income	$57,333	$50,298	$56,633	$51,356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gaming	$2,796	$(495)	$4,837	$(793)
Online Business	28	(239)	248	(130)
Other Investments	(318)	103	(289)	128
	$2,506	$(631)	$4,796	$(795)
The table below presents total assets for the reported segments (in thousands):

	June 30, 2014	December 31, 2013
Total assets:
Racing Operations	$521,657	$513,345
Gaming	617,792	622,038
Online Business	191,450	186,621
Other Investments	32,240	30,257
	$1,363,139	$1,352,261
The table below presents total capital expenditures for the reported segments for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Capital expenditures:
Racing Operations	$27,915	$10,210
Gaming	4,119	9,048
Online Business	3,174	3,528
Other Investments	3,267	986
	$38,475	$23,772

NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
Pennsylvania ADW Taxation
On June 13, 2014, the Company filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company vs. the Commonwealth of Pennsylvania, et al., (Docket No. 322 MD 2014) challenging the constitutionality of Pennsylvania laws that, among other things, state that out-of-state companies must pay a 10% tax on ADW wagers. A hearing on the Company's motion for a preliminary injunction is scheduled for August 12, 2014.
Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a “Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility (“Fair Grounds”) in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court to declare the defendants have breached the requirements of La. R.S. 27:438, issue a permanent and mandatory injunction ordering the defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. Service of the above styled petition was received by the Company on June 27, 2014. The Company has until August 11, 2014 to file its answer to the petition.
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
Kentucky Downs
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013, on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. The case will now move forward through discovery and to trial. No trial date has been set.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
There are no other material pending legal proceedings.
NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's business, financial condition or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance will become effective for annual fiscal periods beginning after December 15, 2014. The Company has not yet determined whether it will adopt the standard prior to its required effective date.
NOTE 14 — SUBSEQUENT EVENT
During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to an overlapping of live racing resulting in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for racehorses in South Florida. This negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing. On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the “DOAH”) challenging the other racetracks' interpretation that they may conduct interstate simulcasting, and whether that was a valid interpretation of state law and the Interstate Horseracing Act of 1978. During 2013 and 2014, the DOAH and other state legislative bodies held public hearings and proposed modification to state laws without reaching a definitive resolution.
On July 1, 2014, the Company finalized an agreement with The Stronach Group (“TSG”) under which TSG will operate, at TSG’s expense, live racing and maintain certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, will involve a lease to TSG of Calder’s racetrack and certain other racing and training facilities, including a portion of the barns on Calder’s backside consisting of approximately 430 stalls. TSG will operate live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements. TSG will operate and maintain the racing and training facilities at Calder on a year-round basis. Furthermore, TSG will be responsible for substantially all of the direct and indirect costs associated with these activities and receive the associated revenues. The Company will continue to own and operate the Calder Casino.
In addition, as part of the agreement, effective July 1, 2014, the Company amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of overnight purse supplements payable by the Calder Casino from 12 percent of slot machine revenue to 10 percent of slot machine revenue. Finally, the Company and TSG modified their HRTV operating and ownership agreement which will result in the disposition of the Company’s 20 percent interest in HRTV. The Company expects to complete the HRTV transaction during the first quarter of 2015.
As a result of the agreement with TSG, on July 1, 2014, the Company notified 214 Calder employees that their positions will be terminated between July 8, 2014, and September 2, 2014. In accordance with the terms of a one-time benefit arrangement, the Company anticipates recognizing approximately $2.0 million of severance and other benefit costs during the third quarter of 2014. Furthermore, during the third quarter of 2014, the Company will assess potential alternative uses of its Calder facility not associated with its lease agreement.

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

Overview
We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment and online account wagering on horseracing events.
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

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates approximately 700 slot machines, 15 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five story, 105-room attached hotel and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,120 slot machines. Results for the three and six month periods presented included a poker room operation branded “Studz Poker Club”, which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 770 video poker machines in Louisiana; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has approximately 1,600 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company; and

•	Our other minor investments.

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
During the three months ended March 31, 2014, we reclassified our equity investment in MVG from our Other Investments segment to our Gaming segment to coincide with the first full period of operations for the venture. MVG's results of operations for the three and six months ended June 30, 2013 were reclassified to the Gaming segment.
During the six months ended June 30, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 1.7%, compared to the same period of 2013. During the three months ended June 30, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 1.4%, compared to the same period of 2013. TwinSpires handle increased $29.0 million, or 6.5%, during the six months ended June 30, 2014. Excluding the impact from Illinois and Texas, handle increased 6.9%. TwinSpires handle increased $11.9 million, or 4.7%, during the three months ended June 30, 2014. Excluding the impact from Illinois and Texas, TwinSpires handle increased 5.5%.
On January 18, 2013, TwinSpires ceased accepting wagers from Illinois residents due to the expiration of legislation permitting ADW wagering in the state. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, and on January 29, 2014, the legislature approved a bill extending advance deposit wagering by Illinois residents through January 31, 2017. During the three and six months ended June 30, 2014, handle wagered by Illinois residents increased $15.1 million and $29.7 million, respectively. As further discussed in Part II Item 1. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents. During the three and six months ended June 30, 2014, handle wagered by Texas residents decreased $16.1 million and $29.0 million, respectively.
Pari-mutuel handle from our Racing Operations decreased 9.7% during the six months ended June 30, 2014, compared to the same period of 2013 and decreased 17.3% during the three months ended June 30, 2014, primarily due to the loss of Calder hosting revenues and declines in Florida wagering, and from field-size challenges impacting business levels at our Churchill Downs and Arlington locations.
Our revenues and earnings are seasonal in nature, primarily due to our Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 114 live thoroughbred racing days during the second quarter of 2014, which compares to 124 live thoroughbred racing days during the second quarter of 2013. For the six months ended June 30, 2014, we conducted 206 live thoroughbred racing days, which compares to 180 live racing days during the six months ended June 30, 2013. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2014, there was $425.2 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Saratoga Harness Racing, Inc. Joint Venture
On May 13, 2014, we announced an agreement to enter into a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") to bid on the development, construction and operation of a destination resort casino near Albany, New York. On June 30, 2014, we filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. The expected cost of the project approximates $330 million, which includes a $50 million license fee. We intend to fund our share of the joint venture from our Senior Secured Credit Facility. We are one of five bidders competing for a license in the Capital-Saratoga region of New York, and we expect, but cannot guarantee, that the state will award a license to one bidder in this region during the second half of 2014. In addition, subject to regulatory approval, we are negotiating the acquisition of an ownership interest in SHRI and a management agreement wherein we will manage SHRI properties in Colorado and New York.
During the three months ended June 30, 2014, we incurred $0.5 million in equity losses in our other investments segment associated with the license application process. We anticipate funding $2.6 million to the joint venture during the third quarter of 2014.
Florida Pari-Mutuel Racing Operations
During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to an overlapping of live racing resulting in direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida. This negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing. Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operated live meets concurrently, other wagering sites were required to select a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida’s three thoroughbred racetracks began claiming that they were host tracks on a year-round basis.
On May 24, 2013, Calder filed a petition with the Florida Division of Administrative Hearings (the “DOAH”) challenging the other racetracks' interpretation that they may conduct interstate simulcasting, and whether that was a valid interpretation of state law and the Interstate Horseracing Act of 1978. During 2013 and 2014, the DOAH and other state legislative bodies held public hearings and proposed modification to state laws without reaching a definitive resolution.
On July 1, 2014, we finalized an agreement with The Stronach Group (“TSG”) under which TSG will operate, at TSG’s expense, live racing and maintain certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, will involve a lease to TSG of Calder’s racetrack and certain other racing and training facilities, including a portion of the barns on Calder’s backside consisting of approximately 430 stalls. TSG will operate live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements. TSG will operate and maintain the racing and training facilities at Calder on a year-round basis. Furthermore, TSG will be responsible for substantially all of the direct and indirect costs associated with these activities and receive the associated revenues. We will continue to own and operate the Calder Casino.
In addition, as part of the agreement, effective July 1, 2014, we amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of overnight purse supplements payable by the Calder Casino from 12 percent of slot machine revenue to 10 percent of slot machine revenue. Finally, we modified our HRTV operating and ownership agreement with TSG which will result in the disposition of the Company’s 20 percent interest in HRTV. We expect to complete the HRTV transaction during the first quarter of 2015.
As a result of the agreement with TSG, on July 1, 2014, we notified 214 Calder employees that their positions will be terminated between July 8, 2014, and September 2, 2014. In accordance with the terms of a one-time benefit arrangement, the Company anticipates recognizing approximately $2.0 million of severance and other benefit costs during the third quarter of 2014. Furthermore, during the third quarter of 2014, we will assess potential alternative uses of our Calder facility not associated with the lease agreement.
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. We carry property and casualty insurance, subject to a $0.5 million deductible. During the years ended December 31, 2013 and 2012, we recorded a reduction of property and equipment of $0.6 million and received $1.5 million from our insurance carriers in partial settlement of our claim, which was recognized as insurance recoveries, net of losses, a component of operating income. During the six months ended June 30, 2014, we received an additional $0.4 million, which we recognized as insurance recoveries, net of losses. The insurance claims for this event have been finalized with our insurance carriers, and we do not expect to receive additional funds from the claim.
Legislative and Regulatory Changes
Federal
Federal Internet Gaming
On March 26, 2014, the Restoration of America’s Wire Act ("S2159" and "HR4301") was introduced in the U.S. Senate and House of Representatives. The bill is crafted to reverse a 2011 decision by the Justice Department which interpreted the 1961 Wire Act to not apply to interstate transmissions of wire communications except when related to sports betting. As written, the bill would restore the interpretation of the Wire Act prior to the 2011 Justice Department decision and effectively prohibit online gaming. The legislation does not grandfather in states currently operating Internet gaming, but does allow for online wagering on horseracing placed in compliance with the Interstate Horseracing Act of 1978 to continue.
At this point, it is difficult to assess the probability of passage of proposed legislation at the federal level, the form of any final legislation, or its impact on our business, financial condition and results of operations.
Kentucky
Expanded Gaming Legislation

On January 7, 2014, two bills related to the authorization of expanded gaming in Kentucky were filed for consideration during the 2014 legislative session. House Bill 67, a proposed constitutional amendment, would have authorized casino gaming in the state. House Bill 67 required a three-fifths majority vote in both chambers of the Kentucky General Assembly in order to appear before the voters in November 2014. House Bill 68 outlined the licensing and regulatory structure should expanded gaming be approved. Specifically, the legislation created the Kentucky Gaming Commission to issue licenses and serve as the regulatory body for casino gaming; stipulated casino gaming may be conducted at the state’s five existing racetracks as well as at three standalone locations; established a minimum $50 million licensing fee; provided for the distribution of gaming revenues received by the state and would have required racetracks with a casino license to set aside 14.5 percent of gambling revenues for purses and breeders incentives as well as and required these tracks to increase the number of live racing days by ten percent for the first five years of casino gaming licensure. In addition, Senate Bill 33 was filed during January 2014. Senate Bill 33 would have amended the Kentucky Constitution to allow for up to seven casino locations in the state and would have created an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. Senate Bill 33 failed to garner the required three-fifths majority vote in both chambers of the Kentucky legislature in order to appear on the November 2014 ballot. The 2014 session ended without consideration of legislation related to expanded gaming. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
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
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court’s decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals’ decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. On February 20, 2014, the Supreme Court of Kentucky issued its ruling on the motions for discretionary review affirming, in part, and reversing, in part, the Kentucky Court of Appeals. In issuing its opinion, the Supreme Court of Kentucky held that the KHRC has the statutory authority to license and regulate the operation of pari-mutuel wagering on historic horse racing. The Supreme Court of Kentucky further held that the Kentucky Department of Revenue does not have the authority to collect excise tax on the wagering handle generated by historic horse racing. On the issue of whether the operation of wagering on historic horse racing violates the gambling provisions of the Kentucky Penal Code, the Supreme Court of Kentucky remanded the case back to the Franklin County Circuit Court for further proceedings. On April 10, 2014, the Governor signed House Bill 445 into law. The legislation imposes a 1.5% tax on all handle wagered on historical races and will apply both retroactively and prospectively At this time it is unclear the extent to which this issue will materially impact our business, financial condition and results of operations.
ADW Regulations
On April 10, 2014, House Bill 445, which imposes a 0.5% tax on all ADW wagers made by Kentucky residents was signed into law. The legislation becomes effective on August 1, 2014. This bill is not expected to have a material negative impact on our business, financial condition and results of operations.
Illinois
Expanded Gaming Legislation
During the 2013 legislative session, Senate Bill 1739 ("SB 1739") was introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. SB1739 won approval in the Illinois Senate but was not considered by the House of Representatives. In March 2014, two amendments to SB 1739 were filed. One amendment provides for a Chicago casino with 4,000 to 10,000 gaming positions but does not include language for additional casinos in the state or gaming positions at racetracks. The second amendment would authorize five new casinos, including a Chicago casino with 4,000 to 6,000 gaming positions. Racetracks in Cook County, which includes Arlington, would be authorized to receive 600 gaming positions and most racetracks outside of Cook County would be eligible for 450 positions. In May 2014, an amendment was filed to SB 1739 authorizing 1,200 machines at Cook County racetracks and 900 machines for racetracks in other areas of the state, the same number of gaming positions currently provided for in SB 1739. The amendment does not address the authorization of additional casinos. If enacted, this proposed legislation could have a material effect on our business, financial condition and results of operations.
Florida
Expanded Gaming
In March 2014, House Bill 1383 was filed for consideration during the 2014 legislative session. The proposed bill would have created a new regulatory structure under a Gaming Control Commission. A similar proposal, Senate Bill 7052, which also aimed to restructure the state's existing gaming laws under a proposed Department of Gaming Control, would have allowed for two destination resort casinos in Miami-Dade and Broward counties. Constitutional amendments requiring voter approval for any additional gaming expansion to occur in the state after the conclusion of the 2014 legislative session were filed for consideration in both the House and Senate chambers. The 2014 legislative session concluded without consideration of any legislation related to expanded gaming. It is unclear to what extent similar future legislation could have on our business, financial condition and results of operations.
Maine
Expanded Gaming
On September 27, 2013, the Maine Gaming Study Commission, whose statutorily defined mission is to examine the state’s existing gaming market as well as assess expansion opportunities, voted to recommend gaming be expanded beyond the current market. Subsequent to the vote, the Commission was disbanded by the Chairman. During January 2014, the Veterans and Legal Affairs Committee, the legislative committee of jurisdiction for gaming related issues, considered legislation that would allow for further gaming expansion to occur in Maine. The Committee voted to negatively recommend to the House and Senate each of the proposed expanded gaming bills with the exception of a bill that, if approved, will allow up to three slot machines in an estimated 40 veterans halls throughout the state. Ultimately, all legislation related to gaming expansion died in the Senate. In April 2014, a proposal authorizing the state to hire a third party to conduct a market analysis on the feasibility of expanded gaming in Maine was approved by the Maine legislature. At this time it is unclear to what extent this could impact our business, financial condition and results of operations.
Louisiana
Slot Machine Revenues
On April 1, 2014, House Bill 1223 ("HB 1223") was introduced for consideration by the Louisiana legislature. HB 1223 would have required 10% of net slot machine revenues after purse contributions and taxes to be used for capital improvement projects at Fair Grounds as a condition of slot machine licensure. Capital projects include improvements to the frontside, backside, grandstands, stables and racetrack surfaces. Under the terms of the legislation, proposed plans for capital improvements would be submitted to and approved by the Louisiana State Racing Commission ("LSRC"). When reviewing the proposed plans, the LSRC would be directed to consider standards and technology features present at other racetracks comparable in historical significance to Fair Grounds. Certification of completion of the projects would be submitted to the Louisiana Gaming Control Board. On April 14, 2014, HB 1223 was passed by the Louisiana House of Representatives and referred to the Senate Judiciary B Committee where the legislation failed to progress and died in Committee. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
Sweepstakes
In February 2014, House Bill 293 was filed to prohibit the operation of electronic sweepstakes devices in Louisiana. The bill provides a definition of electronic sweepstakes devices and creates a specific prohibition against the operation of such devices. In May 2014, the bill was passed by the Louisiana legislature and signed into law by the Governor of Louisiana, effective August 1, 2014. We expect approval of the legislation to result in a favorable impact to our business, financial condition and results of operation.
Louisiana Racing Commission
In May 2014, Senate Bill 53, which grants increased authority to the LSRC as it relates to fines and suspension or revocation of racing licensure, was passed by the legislature and signed into law by the Governor of Louisiana. Specifically, the bill allows the LSRC to assess fines up to $100,000 and suspend or revoke a racetrack's racing license for failure to meet specific criteria. The bill maintains current law as it relates to grounds for suspension and revocation of licensure as well as provides for new conditions such as failure to maintain suitable racing surfaces as determined by the LSRC, failure or inability to conduct racing in a manner that is in the best interest of racing as determined by the LSRC and failure to respond to inquiries made by the LSRC as it relates to the status or progress of matters related to racing. The LSRC may also require a racetrack to submit a written report which outlines a plan of operation for each fiscal year as it relates to customer service, marketing and promotions related to racing, as well as capital improvement and facility maintenance. The bill goes into effect August 1, 2014. At this time it is unclear to what impact the legislation will have on our business, financial condition and results of operation.
New Jersey
Exchange Wagering
On May 14, 2014, the New Jersey Racing Commission ("NJRC") approved the publication of rules that would govern exchange wagering within the state. The rules are subject to a sixty-day public comment period. Upon the expiration of the sixty-day comment period, the NJRC may enact the rules as written or consider amendments to the rules. Exchange wagering, if it were to expand beyond New Jersey into other states, may have a negative impact on our current pari-mutuel operations including our ADW business.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$399,102	$449,368	$(50,266)	(11)%	$409,195	$461,445	$(52,250)	(11)%
Net pari-mutuel revenues	$41,654	$38,610	$3,044	8%	$43,399	$40,551	$2,848	7%
Commission %	10.4%	8.6%			10.6%	8.8%
Arlington
Total handle	$167,371	$191,257	$(23,886)	(12)%	$215,617	$246,864	$(31,247)	(13)%
Net pari-mutuel revenues	$18,821	$19,202	$(381)	(2)%	$25,743	$26,287	$(544)	(2)%
Commission %	11.2%	10.0%			11.9%	10.6%
Calder
Total handle	$79,238	$141,649	$(62,411)	(44)%	$155,791	$157,654	$(1,863)	(1)%
Net pari-mutuel revenues	$9,334	$16,053	$(6,719)	(42)%	$16,999	$17,004	$(5)	—%
Commission %	11.8%	11.3%			10.9%	10.8%
Fair Grounds
Total handle	$21,854	$25,414	$(3,560)	(14)%	$177,715	$195,096	$(17,381)	(9)%
Net pari-mutuel revenues	$4,814	$5,289	$(475)	(9)%	$17,091	$18,926	$(1,835)	(10)%
Commission %	22.0%	20.8%			9.6%	9.7%
Total Racing Operations
Total handle	$667,565	$807,688	$(140,123)	(17)%	$958,318	$1,061,059	$(102,741)	(10)%
Net pari-mutuel revenues	$74,623	$79,154	$(4,531)	(6)%	$103,232	$102,768	$464	—%
Commission %	11.2%	9.8%			10.8%	9.7%
Online Business: (1)
Total handle (2)	$266,485	$254,585	$11,900	5%	$478,278	$449,286	$28,992	6%
Net pari-mutuel revenues	$51,436	$48,149	$3,287	7%	$92,129	$86,413	$5,716	7%
Commission %	19.3%	18.9%			19.3%	19.2%
Eliminations: (1)
Total handle	$(60,333)	$(68,831)	$8,498	(12)%	$(77,542)	$(84,346)	$6,804	(8)%
Net pari-mutuel revenues	$(7,070)	$(6,002)	$(1,068)	18%	$(9,403)	$(7,174)	$(2,229)	31%
Total:
Handle	$873,717	$993,442	$(119,725)	(12)%	$1,359,054	$1,425,999	$(66,945)	(5)%
Net pari-mutuel revenues	$118,989	$121,301	$(2,312)	(2)%	$185,958	$182,007	$3,951	2%
Commission %	13.6%	12.2%			13.7%	12.8%
The pari-mutuel activity above is subject to the following information:

(1)
Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business. Eliminations include the elimination of intersegment transactions.

(2)	Online Business handle from Illinois and Texas, to reflect the impact of recent regulatory developments, as previously described (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Online Business Handle:
Illinois	$20,252	$5,155	$15,097	F	$37,061	$7,390	$29,671	F
Texas	—	16,093	(16,093)	(100)%	—	29,021	(29,021)	(100)%
All other	246,233	233,337	12,896	6%	441,217	412,875	28,342	7%
Total	$266,485	$254,585	$11,900	5%	$478,278	$449,286	$28,992	6%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013 (1)	$	%	2014	2013 (1)	$	%
Calder Casino
Net gaming revenues	$19,141	$19,846	$(705)	(4)%	$38,990	$39,736	$(746)	(2)%
Slot handle	$243,244	$263,495	$(20,251)	(8)%	$497,911	$513,276	$(15,365)	(3)%
Net slot revenues	$18,729	$19,137	$(408)	(2)%	$38,215	$38,200	$15	—%
Average daily net win per slot machine	$183	$174	$9	5%	$187	$175	$12	7%
Average daily number of slot machines	1,127	1,210	(83)	(7)%	1,130	1,208	(78)	(6)%
Average daily poker revenue (2)	$4,413	$8,619	$(4,206)	(49)%	$4,148	$8,909	$(4,761)	(53)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$17,937	$18,895	$(958)	(5)%	$38,271	$40,604	$(2,333)	(6)%
Slot handle	$101,530	$103,915	$(2,385)	(2)%	$223,539	$229,332	$(5,793)	(3)%
Net slot revenues	$9,331	$9,742	$(411)	(4)%	$20,788	$21,776	$(988)	(5)%
Average daily net win per slot machine	$171	$173	$(2)	(1)%	$188	$194	$(6)	(3)%
Average daily number of slot machines	620	620	—	—%	620	620	—	—%
Average daily video poker revenue	$95,148	$101,590	$(6,442)	(6)%	$97,135	$105,005	$(7,870)	(7)%
Average daily net win per video poker machine	$129	$134	$(5)	(4)%	$128	$139	$(11)	(8)%
Average daily number of video poker machines	740	756	(16)	(2)%	756	756	—	—%
Oxford Casino (3)
Net gaming revenues	$18,435	$—	$18,435	F	$35,103	$—	$35,103	F
Slot handle	$171,967	$—	$171,967	F	$321,051	$—	$321,051	F
Net slot revenues	$14,937	$—	$14,937	F	$28,062	$—	$28,062	F
Average daily net win per slot machine	$191	$—	$191	F	$181	$—	$181	F
Average daily number of slot machines	858	—	858	F	858	—	858	F
Average daily net win per table	$1,521	$—	$1,521	F	$1,576	$—	$1,576	F
Average daily number of tables	26	—	26	F	25	—	25	F
(continued)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013 (1)	$	%	2014	2013 (1)	$	%
Harlow's Casino
Net gaming revenues	$11,100	$12,371	$(1,271)	(10)%	$24,857	$26,988	$(2,131)	(8)%
Slot handle	$135,586	$150,621	$(15,035)	(10)%	$289,975	$316,931	$(26,956)	(9)%
Net slot revenues	$10,138	$11,187	$(1,049)	(9)%	$22,753	$24,511	$(1,758)	(7)%
Average daily net win per slot machine	$149	$153	$(4)	(3)%	$168	$166	$2	1%
Average daily number of slot machines	748	801	(53)	(7)%	747	816	(69)	(8)%
Average daily poker revenue (4)	$—	$608	$(608)	(100)%	$—	$675	$(675)	(100)%
Average daily net win per table	$755	$837	$(82)	(10)%	$867	$875	$(8)	(1)%
Average daily number of tables	13	15	(2)	(13)%	13	15	(2)	(13)%
Riverwalk Casino
Net gaming revenues	$11,949	$13,283	$(1,334)	(10)%	$24,517	$26,592	$(2,075)	(8)%
Slot handle	$129,166	$153,779	$(24,613)	(16)%	$262,545	$313,856	$(51,311)	(16)%
Net slot revenues	$10,993	$12,583	$(1,590)	(13)%	$22,556	$25,055	$(2,499)	(10)%
Average daily net win per slot machine	$175	$194	$(19)	(10)%	$180	$192	$(12)	(6)%
Average daily number of slot machines	690	711	(21)	(3)%	693	722	(29)	(4)%
Average daily net win per table	$739	$702	$37	5%	$757	$722	$35	5%
Average daily number of tables	15	17	(2)	(12)%	15	17	(2)	(12)%
Total
Net gaming revenues	$78,562	$64,395	$14,167	22%	$161,738	$133,920	$27,818	21%

NM: not meaningful U:>100% unfavorable F:>100% favorable

(1)
Certain gaming activity amounts including hotel revenue and certain promotional allowances have been excluded from prior year amounts to conform to current year presentation. There was no impact from these reclassifications on total consolidated net revenues, operating expenses or cash flows.

(2)
During December 2013, Calder Casino relocated the poker room within its facility and reduced the number of poker tables from eleven tables to six tables. On June 30, 2014, Calder Casino ceased operations of its poker room;

(3)	On July 17, 2013, we completed the acquisition of Oxford.

(4)	Harlow's poker room closed during July 2013.

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Number of thoroughbred live race days	114	124	(10)	(8)%
Net revenues:
Racing Operations	$159,435	$157,387	$2,048	1%
Gaming	81,958	66,887	15,071	23%
Online Business	57,076	52,531	4,545	9%
Other	5,182	6,789	(1,607)	(24)%
Total net revenues	$303,651	$283,594	$20,057	7%
Operating income	$94,157	$82,119	$12,038	15%
Operating income margin	31.0%	29.0%
Earnings from continuing operations	$57,333	$50,309	$7,024	14%
Diluted earnings from continuing operations per common share	$3.21	$2.81	$0.40	14%
Our total net revenues increased $20.1 million during the three months ended June 30, 2014, primarily from the addition of revenues of $19.4 million from Oxford, which was acquired on July 17, 2013. Gaming revenues increased $15.1 million as the addition of Oxford revenues was partially offset by a decline in revenues at our Mississippi and Louisiana properties due to continued regional economic weaknesses. Online Business revenues increased $4.5 million primarily due to a 4.7% increase in handle during the three months ended June 30, 2014. Organic growth and the return of Illinois wagering, which was temporarily ceased during the three months ended June 30, 2013 due to the expiration of state legislation, more than offset the continuing loss of Texas operations during the period. Revenues generated by Racing Operations increased $2.0 million as revenues from a strong Kentucky Oaks and Kentucky Derby week were partially offset by weakness at Calder, which held ten fewer live race days. Furthermore, Calder ceased pari-mutuel operations on July 2, 2014. Other revenues declined $1.6 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income increased $12.0 million due to the incremental results of Oxford in addition to the impact of a successful Kentucky Oaks and Kentucky Derby week. Partially offsetting these increases were weaknesses at our Mississippi and Louisiana gaming properties, expenditures related to the development of Internet gaming technology and challenges within our Online Business segment including higher state taxation requirements and the loss of Texas wagering. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Purses & pari-mutuel taxes	$44,638	$45,177	$(539)	(1)%
Gaming taxes	21,347	14,638	6,709	46%
Depreciation and amortization	15,760	14,991	769	5%
Other operating expenses	109,083	104,573	4,510	4%
SG&A expenses	18,666	22,096	(3,430)	(16)%
Total	$209,494	$201,475	$8,019	4%
Percent of revenue	69%	71%

Significant items affecting comparability of consolidated operating expenses include:

•
Gaming taxes increased $6.7 million, which included gaming taxes of $7.4 million related to our acquisition of Oxford. This increase was partially offset by declines in revenue at our remaining gaming properties during the three months ended June 30, 2014.

•
Other operating expenses increased $4.5 million, primarily reflecting $5.5 million in operating expenses incurred by Oxford during the three months ended June 30, 2014. In addition, we incurred $0.7 million in operating expenses related to the development of Internet gaming technology. Furthermore, we experienced increased content costs of $1.7 million from organic handle growth and expenditures from growth in the Online Business' third-party white-label services which more than offset expenses associated with the loss of Texas online wagering. In response to declining revenues, we reduced salary expenses at our Mississippi, Louisiana and United Tote operations by $1.3 million. Furthermore, marketing expenses across all properties were reduced $0.9 million as compared to the three months ended June 30, 2013. Finally, salary and contract labor expenditures decreased $0.9 million within the Online Business due to efficiencies realized within our customer service support center in addition to less reliance on third-party vendors for software maintenance expenditures.

•
SG&A expenses decreased $3.4 million primarily due to a decrease in share-based compensation expense of $3.1 million as expenses associated with grants made under the New Company LTIP were substantially recognized during previous periods. Furthermore, legal and development fees declined $1.2 million related to costs incurred during the prior year related to our acquisition and joint ventures. Partially offsetting these declines were $0.7 million in expenses from our acquisition of Oxford.

•
Depreciation and amortization expense increased $0.8 million during the three months ended June 30, 2014, primarily due to the impact of our July 2013 acquisition of Oxford, which incurred expenses of $1.5 million during the period. Partially offsetting this increase was a decrease in depreciation of $0.3 million at Churchill Downs Racetrack due to the prior year acceleration of expense related to an idled training facility. Furthermore, depreciation at our Louisiana properties declined $0.3 million.

•
Purses and pari-mutuel taxes decreased $0.5 million during the three months ended June 30, 2014. Calder recognized a $3.4 million decline in purses and pari-mutuel taxes due to declines in wagering in Florida and ten fewer live race dates during the three months ended June 30, 2014. Furthermore, pari-mutuel taxes and purses at our Illinois and Louisiana properties declined $0.8 million associated with a decline in revenues. Partially offsetting these declines, Online Business pari-mutuel taxes increased $2.1 million, primarily due to new taxation requirements in New York and Pennsylvania. In addition, Churchill Downs Racetrack recognized higher purses and pari-mutuel taxes of $1.5 million, due primarily to an increase in purse expense resulting from a take-out rate increase during its spring meet.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Interest income	$5	$89	$(84)	(94)%
Interest expense	(4,961)	(1,256)	(3,705)	U
Equity in earnings (loss) of unconsolidated investments	2,506	(631)	3,137	F
Miscellaneous, net	393	1,023	(630)	(62)%
Other income (expense)	$(2,057)	$(775)	$(1,282)	U
Income tax benefit (provision)	$(34,767)	$(31,035)	$(3,732)	(12)%
Effective tax rate	38%	38%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased during the three months ended June 30, 2014, primarily as a result of interest expense of $4.0 million and bond issuance cost amortization of $0.2 million, both of which are associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction in interest expense of $0.4 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
Equity in earnings (loss) of unconsolidated investments increased $3.1 million during the three months ended June 30, 2014, primarily due to earnings of $2.8 million from our investment in MVG, which opened during December 2013. In addition, during the three months ended June 30, 2013, MVG recognized pre-opening expenses of $0.5 million.

•	Miscellaneous, net decreased $0.6 million primarily due to the prior year recognition of HRE Trust Fund proceeds and a decrease in income associated with a third-party food and beverage provider.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Churchill Downs	$123,293	$112,885	$10,408	9%
Arlington	22,970	22,909	61	—%
Calder	10,065	17,523	(7,458)	(43)%
Fair Grounds	10,177	10,072	105	1%
Total Racing Operations	166,505	163,389	3,116	2%
Calder Casino	19,873	20,466	(593)	(3)%
Fair Grounds Slots	9,586	9,978	(392)	(4)%
VSI	8,658	9,245	(587)	(6)%
Harlow's Casino	11,777	13,097	(1,320)	(10)%
Oxford Casino	19,402	—	19,402	F
Riverwalk Casino	12,662	14,101	(1,439)	(10)%
Total Gaming	81,958	66,887	15,071	23%
Online Business	57,320	52,764	4,556	9%
Other Investments	5,988	7,719	(1,731)	(22)%
Corporate Revenues	404	418	(14)	(3)%
Eliminations	(8,524)	(7,583)	(941)	12%
	$303,651	$283,594	$20,057	7%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $15.1 million as incremental revenues from the Oxford acquisition were partially offset by declines in revenues at our Mississippi and Louisiana operations. We experienced declines at our Mississippi properties, Harlow's and Riverwalk, whose combined revenues decreased $2.8 million during the period. Both Mississippi properties continued to be hindered by economic weakness in the region. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $1.0 million during the period. Fair Grounds Slots and VSI experienced attendance declines of 6% and 10%, respectively, compared to the same period of 2013, as a three-day maintenance closure at Fair Grounds Slots contributed to the decline in net revenues and mirrored a comparable decrease in the New Orleans market. Calder Casino revenue decreased $0.6 million from the impact of a new regional competitor that began operations during February 2014 and from a decline in wagering in its poker operations, which closed on June 30, 2014.

•
Online Business revenues increased $4.6 million, reflecting a 4.7% increase in our Online Business pari-mutuel handle as compared to a total industry handle decline of 1.4%, as reported by Equibase. The reinstatement of wagering in Illinois was more than offset by the continuing loss of Texas wagering during the period. Excluding the net impact of the Illinois and Texas disruptions, Online Business handle increased 5.5% during the three months ended June 30, 2014, due, in part, to a 20% increase in unique players and outpacing industry growth by 6.9 percentage points.

•
Racing Operations revenues increased $3.1 million, as strong Kentucky Oaks and Derby week results and an increase in the take-out commission rate at Churchill Downs more than offset weakness at Calder. Kentucky Oaks and Derby week revenues improved from the same period of 2013 due to revenues from a newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. In addition, increased revenue from a successful Jazz Fest at Fair Grounds more than offset a handle decline of 14.0% for the three months ended June 30, 2014. Partially offsetting these increases was a decline in revenues at Calder of $7.5 million from the continued loss of hosting revenues and declines in wagering from Florida and out-of-state locations and ten fewer live race dates during the three months ended June 30, 2014, as more fully discussed in Item 2, "Recent Developments" in this Quarterly Report on Form 10-Q.

•
Other Investments revenues decreased $1.7 million, due primarily to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.

Adjusted Segment EBITDA and Net Earnings
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

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Racing Operations	$78,079	$70,517	$7,562	11%
Gaming	26,174	19,365	6,809	35%
Online Business	14,087	14,091	(4)	—%
Other Investments	(673)	920	(1,593)	U
Corporate	(1,141)	(988)	(153)	(15)%
Total Adjusted EBITDA	$116,526	$103,905	$12,621	12%
HRE Trust Fund proceeds	—	292	(292)	(100)%
Share-based compensation	(3,113)	(6,214)	3,101	50%
Pre-opening costs	—	(481)	481	100%
MVG interest expense, net	(597)	—	(597)	U
Depreciation and amortization	(15,760)	(14,991)	(769)	(5)%
Interest income (expense), net	(4,956)	(1,167)	(3,789)	U
Income tax provision	(34,767)	(31,035)	(3,732)	(12)%
Earnings from continuing operations	57,333	50,309	7,024	14%
Discontinued operations, net of income taxes	—	(11)	11	100%
Net earnings and comprehensive income	$57,333	$50,298	$7,035	14%
Excluding share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Racing Operations	$(3,200)	$(3,218)	$18	1%
Gaming	(957)	(819)	(138)	(17)%
Online Business	(802)	(744)	(58)	(8)%
Other Investments	(80)	(113)	33	29%
Corporate Income	5,039	4,894	145	3%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Racing Operations Adjusted EBITDA increased $7.6 million due to increased profitability of $8.8 million from the Kentucky Oaks and Kentucky Derby week driven by the newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. In addition, Adjusted EBITDA at Fair Grounds improved $0.7 million, largely due to a successful Jazz Fest event and improved cost controls. Partially offsetting these increases was a decrease in Adjusted EBITDA at Calder of $2.0 million from the continued loss of hosting revenues and declines in wagering as well as ten fewer live race dates during the three months ended June 30, 2014.

•
Gaming Adjusted EBITDA increased $6.8 million, driven by the additions of Oxford Adjusted EBITDA of $5.6 million and our share of MVG operating income of $3.4 million. Partially offsetting these increases was a decline in Harlow's and Riverwalk Adjusted EBITDA of $1.1 million as continuing regional weakness negatively impacted results during three months ended June 30, 2014. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $0.4 million compared to the same period of 2013 as overall market weakness and a three-day maintenance closure at Fair Grounds Slots contributed to the decline and mirrored a comparable decrease in the New Orleans market.

•
Online Business Adjusted EBITDA remained consistent with the same period during the prior year. The loss of Texas wagering generated a handle decline of $16.1 million with a corresponding decline in Adjusted EBITDA of approximately $2.0 million. In addition, the taxation requirements in New York and Pennsylvania reduced Adjusted EBITDA by $2.1 million. These decreases were offset by organic handle growth of 5.5%, the reinstatement of Illinois wagering, an improvement in the performance of our investment in HRTV and lower development costs associated with Luckity.com.

•
Other Investments Adjusted EBITDA decreased $1.6 million due, in part, to the impact of expenditures of $0.8 million associated with the development of an Internet gaming platform. In addition, we incurred $0.5 million in initial expenditures associated with the license application process for our New York casino joint venture. Finally, United Tote Adjusted EBITDA declined $0.4 million due to a decrease in totalisator service revenues and lower equipment sales.

The following other items affected net earnings from continuing operations during the three months ended June 30, 2014:

•
Interest income (expense), net increased $3.8 million primarily as a result of $4.2 million in interest expense and bond issuance cost amortization associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction of $0.4 million in interest expense due to lower outstanding balances under our Senior Secured Credit Facility.

•
Share-based compensation expense decreased $3.1 million compared to the same period of 2013, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, is $4.6 million as of June 30, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the market condition awards and service period awards approximates one month and 23 months, respectively.

•
HRE Trust Fund proceeds of $0.3 million were recognized as miscellaneous other income during the three months ended June 30, 2013, reflecting Arlington's share of the disbursement of funds under the HRE Trust Funds related to the 3% riverboat surcharge.

•
MVG interest expense, net increased $0.6 million reflecting interest expense on a $50 million secured note payable from MVG to the MVG Sellers for the purchase of harness racing licenses and other assets, payable over a six-year term effective upon the commencement of gaming operations.

•
Depreciation and amortization expense increased $0.8 million during the three months ended June 30, 2014, as additional depreciation and amortization expense of $1.5 million associated with the Oxford acquisition was partially offset by a reduction in depreciation expense related to certain assets at our Fair Grounds and Churchill Downs facilities which were fully depreciated during 2013.

•	Pre-opening costs of $0.5 million were incurred during the three months ended June 30, 2013, associated with our investment in MVG, which opened during December 2013.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Number of thoroughbred live race days	206	180	26	14%
Net revenues:
Racing Operations	$190,014	$185,200	$4,814	3%
Gaming	168,513	138,976	29,537	21%
Online Business	103,160	95,447	7,713	8%
Other	9,274	11,847	(2,573)	(22)%
Total net revenues	$470,961	$431,470	$39,491	9%
Operating income	$95,723	$85,160	$10,563	12%
Operating income margin	20%	20%
Earnings from continuing operations	$56,633	$51,398	$5,235	10%
Diluted earnings from continuing operations per common share	$3.17	$2.87	$0.30	10%
Our total net revenues increased $39.5 million during the six months ended June 30, 2014, primarily from the addition of revenues of $36.9 million from Oxford, which was acquired on July 17, 2013. Gaming revenues increased $29.5 million as the addition of Oxford revenues was partially offset by a decline in revenues at our Mississippi and Louisiana properties due to continued regional economic weaknesses and inclement weather negatively affecting attendance. Online Business revenues increased $7.7 million primarily due to a 6.5% increase in handle during the six months ended June 30, 2014. Organic growth and the return of Illinois wagering, which was temporarily ceased during the six months ended June 30, 2013, due to the expiration of state legislation, more than offset the continuing loss of Texas operations during the period. Revenues generated by Racing Operations increased $4.8 million as revenues from a strong Kentucky Oaks and Kentucky Derby week were partially offset by weakness at the Company's other racetracks, including Calder Race Course, which ceased pari-mutuel operations on July 2, 2014. Other revenues declined $2.6 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income increased $10.6 million due to the incremental results of Oxford in addition to the impact of a successful Kentucky Oaks and Kentucky Derby week. Partially offsetting these increases were weaknesses at our Mississippi and Louisiana gaming properties, expenditures related to the development of Internet gaming technology and challenges within our Online Business segment including higher state taxation requirements and the loss of Texas wagering. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Purses & pari-mutuel taxes	$66,106	$62,800	$3,306	5%
Gaming taxes	43,003	30,025	12,978	43%
Depreciation and amortization	31,044	30,026	1,018	3%
Other operating expenses	195,385	184,180	11,205	6%
SG&A expenses	40,131	39,654	477	1%
Insurance recoveries, net of losses	(431)	(375)	(56)	15%
Total	$375,238	$346,310	$28,928	8%
Percent of revenue	80%	80%
Significant items affecting comparability of consolidated operating expenses include:

•
Gaming taxes increased $13.0 million, which included gaming taxes of $14.0 million related to our acquisition of Oxford. This increase was partially offset by a decline in expenses at our Mississippi and Louisiana gaming properties during the six months ended June 30, 2014.

•
Other operating expenses increased $11.2 million, primarily reflecting $10.7 million in operating expenses incurred by Oxford during the six months ended June 30, 2014. In addition, we incurred $1.5 million in operating expenses related to the development of Internet gaming technology. Furthermore, we experienced increased content costs of $3.9 million from organic handle growth and from growth in the Online Business' third-party white-label services. Partially offsetting these increases was a decrease of $2.1 million in salary expenses at our Mississippi, Louisiana and United Tote operations as we adjusted to the decline in revenues from these operations during the six months ended June 30, 2014. Furthermore, marketing expenses were reduced $1.6 million as a result of weakness in revenues. Finally, salary and contract labor expenditures decreased $1.2 million within the Online Business due to efficiencies realized within our customer service support center and less reliance on third-party vendors for software maintenance expenditures.

•
Purses and pari-mutuel taxes increased $3.3 million during the six months ended June 30, 2014. Online Business pari-mutuel taxes increased $3.7 million, primarily due to new taxation requirements in New York and Pennsylvania. In addition, Churchill Downs Racetrack incurred higher expenses of $1.4 million, due primarily to an increase in purse expense resulting from an increase in its take-out rate during its spring meet. These increases were partially offset by a decrease of $1.7 million at our Illinois and Louisiana properties associated with a decline in revenues.

•
SG&A expenses increased $0.5 million as we incurred $1.6 million in expenses from our acquisition of Oxford. Partially offsetting this was a decrease in share-based compensation expense of $1.2 million as expenses associated with grants made under the New Company LTIP were substantially recognized in previous periods. Increases in salary expenses of $0.4 million form non-recurring executive compensation and $0.5 million related to expenses for the Kentucky gaming initiative were offset by a decrease in development and legal fees.

•
Depreciation and amortization expense increased $1.0 million during the six months ended June 30, 2014, primarily due to the impact of our July 2013 acquisition of Oxford, which incurred expenses of $2.9 million during the period. Partially offsetting this increase was a decrease in depreciation of $0.8 million at Churchill Downs Racetrack due to the prior year acceleration of expense related to an idled training facility. Furthermore, depreciation at our Louisiana properties declined $0.5 million.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Interest income	9	$99	$(90)	(91)%
Interest expense	(9,934)	(2,732)	(7,202)	U
Equity in earnings (loss) of unconsolidated investments	4,796	(795)	5,591	F
Miscellaneous, net	368	1,030	(662)	(64)%
Other income (expense)	$(4,761)	$(2,398)	$(2,363)	(99)%
Income tax provision	(34,329)	$(31,364)	$(2,965)	(9)%
Effective tax rate	38%	38%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased during the six months ended June 30, 2014, primarily as a result of interest expense of $8.0 million and bond issuance cost amortization of $0.4 million, both of which are associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction in other interest expense of $1.1 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
Equity in earnings (loss) of unconsolidated investments increased $5.6 million during the six months ended June 30, 2014, primarily due to earnings of $4.8 million from our investment in MVG, which opened during December 2013. In addition, during the six months ended June 30, 2013, MVG recognized pre-opening expenses of $0.7 million.

•	Miscellaneous, net decreased $0.7 million primarily due to the prior year recognition of HRE Trust Fund proceeds and a decrease in income associated with a third-party food and beverage provider.
Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Churchill Downs	$125,663	$115,374	$10,289	9%
Arlington	30,109	30,287	(178)	(1)%
Calder	18,445	19,816	(1,371)	(7)%
Fair Grounds	25,200	26,897	(1,697)	(6)%
Total Racing Operations	199,417	192,374	7,043	4%
Calder Casino	40,456	40,952	(496)	(1)%
Fair Grounds Slots	21,370	22,342	(972)	(4)%
VSI	17,581	19,006	(1,425)	(7)%
Harlow's Casino	26,228	28,451	(2,223)	(8)%
Oxford Casino	36,921	—	36,921	F
Riverwalk Casino	25,957	28,225	(2,268)	(8)%
Total Gaming	168,513	138,976	29,537	21%
Online Business	103,634	95,893	7,741	8%
Other Investments	10,723	13,523	(2,800)	(21)%
Corporate Revenues	659	574	85	15%
Eliminations	(11,985)	(9,870)	(2,115)	21%
	$470,961	$431,470	$39,491	9%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $29.5 million as incremental revenues from the Oxford acquisition were partially offset by declines in revenues at our Mississippi and Louisiana operations. Calder Casino revenue decreased marginally from the impact of a new regional competitor that began operations during February 2014. We experienced declines at our Mississippi properties, Harlow's and Riverwalk, whose combined revenues decreased $4.5 million during the period. Both Mississippi properties continued to be hindered by economic weakness in the region. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $2.4 million during the period. Fair Grounds Slots and VSI experienced attendance declines of 8% and 12%, respectively, compared to the same period of 2013, as poor weather conditions and a three-day maintenance closure at Fair Grounds Slots contributed to the decline in net revenues and mirrored a comparable decrease in the New Orleans market.

•
Online Business revenues increased $7.7 million, reflecting a 6.5% increase in our Online Business pari-mutuel handle as compared to a total industry handle decline of 1.7%, as reported by Equibase. The reinstatement of wagering in Illinois was more than offset by the continuing loss of Texas wagering during the period. Excluding the net impact of the Illinois and Texas disruptions, Online Business handle increased 6.9% during the six months ended June 30, 2014, due, in part, to a 21% increase in unique players and outpacing industry growth by 8.6 percentage points.

•
Racing Operations revenues increased $7.0 million, as strong Kentucky Oaks and Derby week results more than offset weaknesses at the Company's other racetracks. Kentucky Oaks and Derby week revenues improved from the same period of 2013 due to revenues from a newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. Partially offsetting these increases was a decline in revenues at Fair Grounds of $1.7 million as inclement weather caused turf races to be removed and negatively impacted wagering and attendance. Finally Calder revenues declined $1.4 million during the six months ended June 30, 2014, primarily due to the continued loss of hosting revenues and declines in wagering from Florida out-of-state locations partially offset by additional live race dates during the first quarter as a result of racing calendar modifications associated with hosting challenges.

•	Other Investments revenues decreased $2.8 million, due to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.
Adjusted Segment EBITDA and Net Earnings
The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Racing Operations	$67,829	$59,260	$8,569	14%
Gaming	53,425	41,292	12,133	29%
Online Business	24,037	25,426	(1,389)	(5)%
Other Investments	(2,026)	1,229	(3,255)	U
Corporate	(2,247)	(2,165)	(82)	(4)%
Total Adjusted EBITDA	$141,018	$125,042	$15,976	13%
Insurance recoveries, net of losses	431	375	56	15%
HRE Trust Fund proceeds	—	292	(292)	(100)%
Share-based compensation expense	(8,354)	(9,577)	1,223	13%
Pre-opening costs	(27)	(711)	684	96%
MVG Interest Expense	(1,137)	—	(1,137)	U
Depreciation and amortization	(31,044)	(30,026)	(1,018)	(3)%
Interest income (expense), net	(9,925)	(2,633)	(7,292)	U
Income tax provision	(34,329)	(31,364)	(2,965)	(9)%
Earnings from continuing operations	56,633	51,398	5,235	10%
Discontinued operations, net of income taxes	—	(42)	42	100%
Net earnings and comprehensive income	$56,633	$51,356	$5,277	10%

Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Racing Operations	$(4,178)	$(4,059)	$(119)	(3)%
Gaming	(3,531)	(2,910)	(621)	(21)%
Online Business	(2,233)	(1,976)	(257)	(13)%
Other Investments	(213)	(275)	62	23%
Corporate Income	10,155	9,220	935	10%
Total management fees	$—	$—	$—

Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $12.1 million, driven by the additions of Oxford Adjusted EBITDA of $9.8 million and our share of MVG operating income of $6.1 million. Partially offsetting these increases was a decline in Fair Grounds Slots and VSI Adjusted EBITDA which decreased $1.2 million compared to the same period of 2013 as market weakness and poor weather conditions hampered attendance and wagering at the Louisiana properties. Finally, Harlow's and Riverwalk Adjusted EBITDA declined $1.8 million as continuing regional weakness negatively impacted results during the six months ended June 30, 2014.

•
Racing Operations Adjusted EBITDA increased $8.6 million due to increased profitability of $8.8 million from the Kentucky Oaks and Kentucky Derby week driven by the newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. In addition, Adjusted EBITDA at Fair Grounds improved $0.6 million, largely due to a successful Jazz Fest event and cost controls. Partially offsetting these increases was a decrease in Adjusted EBITDA at Calder of $0.8 million from the continued loss of hosting revenues and declines in wagering.

•
Online Business Adjusted EBITDA decreased $1.4 million during the six months ended June 30, 2014. The loss of Texas wagering generated a handle decline of $29.0 million with a corresponding decline in Adjusted EBITDA of approximately $3.6 million. In addition, the taxation requirements in New York and Pennsylvania reduced Adjusted EBITDA by $3.7 million. These decreases were partially offset by organic handle growth of 6.9%, the reinstatement of Illinois wagering, an improvement in the performance of our investment in HRTV and lower development costs associated with Luckity.com.

•
Other Investments Adjusted EBITDA decreased $3.3 million due, in part, to the impact of expenditures of $1.9 million associated with the development of an Internet gaming platform. In addition, United Tote Adjusted EBITDA declined $1.1 million due to a decline in totalisator service revenues and lower equipment sales.

The following other items affected net earnings from continuing operations during the six months ended June 30, 2014:

•
Interest income (expense), net increased $7.3 million primarily as a result of $8.4 million in interest expense and bond issuance cost amortization associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction of $1.1 million in interest expense due to lower outstanding balances under our Senior Secured Credit Facility.

•
Share-based compensation expense decreased $1.2 million compared to the same period of 2013, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, was $4.6 million as of June 30, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the market condition awards and service period awards approximates one month and 23 months, respectively.

•
MVG interest expense, net increased $1.1 million reflecting interest expense on a $50 million secured note payable from MVG to the MVG Sellers for the purchase of harness racing licenses and other assets, payable over a six-year term effective upon the commencement of gaming operations.

•
Depreciation and amortization expense increased $1.0 million during the six months ended June 30, 2014, as additional depreciation and amortization expense of $2.9 million associated with the Oxford acquisition was partially offset by a reduction in depreciation expense related to certain assets at our Fair Grounds and Churchill Downs facilities which were fully depreciated during 2013.

•	Pre-opening costs of $0.7 million were incurred during the six months ended June 30, 2013, associated with our investment in MVG, which opened during December 2013.

•
HRE Trust Fund proceeds of $0.3 million were recognized as miscellaneous other income during the six months ended June 30, 2013, reflecting Arlington's share of the disbursement of funds under the HRE Trust Funds related to the 3% riverboat surcharge.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of June 30, 2014 and December 31, 2013 (in thousands):

			Change
	June 30, 2014	December 31, 2013	$	%
Total assets	$1,363,139	$1,352,261	$10,878	1%
Total liabilities	$654,054	$647,472	$6,582	1%
Total shareholders' equity	$709,085	$704,789	$4,296	1%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include increases in our investment in unconsolidated affiliate of $11.3 million, other current assets of $6.3 million and property and equipment, net of $10.4 million during the six months ended June 30, 2014. The increase in investment in unconsolidated affiliate is due to our 2014 investment of $6.5 million in MVG, in addition to our equity gains from the venture. The increase in other current assets is primarily due to our annual insurance prepayments made during the six months ended June 30, 2014. The increase in property and equipment, net is primarily related to capital expenditures at Churchill Downs Racetrack and improvements to the casino floor at Oxford.

Partially offsetting these increases were decreases in income taxes receivable of $12.4 million and net intangibles of $5.7 million during the six months ended June 30, 2014. The decrease in income taxes receivable reflects the receipt of a preliminary 2013 federal income tax refund of $8.3 million, partially offset by the impact of tax deductions associated with benefits related to equity compensation. The decrease in net intangibles is attributable to current year amortization expense of $5.7 million associated with our definite-lived intangible assets.

•
Significant changes within total liabilities include increases in accounts payable and bank overdraft of $33.0 million, income taxes payable of $24.8 million, and purses payable of $2.0 million. The increase in accounts payable primarily reflects higher settlement payable balances, including those associated with our third-party settlement operations. The increase in income taxes payable reflects liabilities generated by our current year net earnings. Finally the increase in purses payable primarily reflects amounts earned during the spring meet at Churchill Downs.

Partially offsetting these increases were decreases of $38.0 million in deferred revenue and $15.2 million in dividends payable. Deferred revenue declined primarily due to the recognition of revenue related to the Kentucky Oaks and Kentucky Derby week. The decrease in dividends payable reflects the payment of our dividend declared during 2013.

•
Significant changes within shareholders' equity were increases from current year net income of $56.6 million, the issuance of common shares from stock option exercises of $4.5 million and a windfall tax benefit associated with equity compensation awards of $4.5 million. Partially offsetting these increases was a decrease of $61.6 million from our common stock repurchase.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
Cash flows from:	2014	2013	$	%
Operating activities	$119,088	$100,264	$18,824	19%
Investing activities	$(47,212)	$(42,524)	$(4,688)	(11)%
Financing activities	$(69,914)	$(56,000)	$(13,914)	(25)%
Significant items affecting the comparability of our liquidity and capital resources include:

•
The increase in cash provided by operating activities is due, in part, to the acquisition of Oxford the increased profitability of Kentucky Oaks and Kentucky Derby week, a 2013 federal income tax refund of $8.3 million, favorable timing of payments within our pari-mutuel simulcasting operations and other favorable net working capital items of

$6.7 million. Partially offsetting these improvements was a decline in profitability at our Mississippi and Louisiana gaming properties, increased taxation of our Online Business and unfavorable timing of collections related to the 2014 Kentucky Derby and Kentucky Oaks. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to higher capital expenditures at Churchill Downs for projects associated with the 2014 Kentucky Derby and Kentucky Oaks. Partially offsetting this increase, capital contributions to our joint venture, MVG, decreased $6.0 million during the six months ended June 30, 2014, compared to the same period of 2013. In addition, we funded our annual Calder Casino gaming license payment of $2.2 million during the third quarter of 2014 as compared to our prior year funding during the second quarter of 2013.

•
The increase in cash used in financing activities is primarily due to the repurchase of 691 thousand shares of common stock in a privately negotiated transaction, at a cost of $61.6 million during the six months ended June 30, 2014. Furthermore, we funded $15.2 million in dividend payments for our annual dividend declared during 2013. Partially offsetting these increases was a decrease in net repayments under our Senior Secured Credit Facility of $55.9 million during the six months ended June 30, 2014 and an increase in cash received of $4.3 million related to the exercise of stock options.

During 2013, we funded $70.5 million in capital contributions to MVG, and since the joint venture commenced during 2012, we have funded $96.9 million in capital contributions, including $6.5 million funded during the six months ended June 30, 2014.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,		Change
	2014	2013	$	%
Maintenance-related capital expenditures	$12,425	$9,195	$3,230	35%
Capital project expenditures	26,050	14,577	11,473	79%
Additions to property and equipment	$38,475	$23,772	$14,703	62%
Net cash provided by operating activities	$119,088	$100,264	$18,824	19%
Maintenance-related capital expenditures	(12,425)	(9,195)	(3,230)	35%
Free cash flow	$106,663	$91,069	$15,594	17%
During the six months ended June 30, 2014, the increase in capital project expenditures, as compared to the same period of 2013, primarily reflects capital expenditures related to the Rooftop Garden, Grandstand Terrace, and video board projects at Churchill Downs and the Oxford gaming floor expansion. These increases were partially offset by capital project expenditures related to the Harlow's renovation during the prior year.
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
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2014, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At June 30, 2014, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	14.8 to 1	> 3.0 to 1.0
Total Leverage Ratio	1.9 to 1	< 5.0 to 1.0
Senior Secured Leverage Ratio	0.4 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2014, we had $68.8 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)	Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
PENNSYLVANIA ADW TAXATION
On June 13, 2014, we filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company vs. the Commonwealth of Pennsylvania, et al., (Docket No. 322 MD 2014) challenging the constitutionality of Pennsylvania laws that, among other things, state that out-of-state companies must pay a 10% tax on ADW wagers. A hearing on the our motion for a preliminary injunction is scheduled for August 12, 2014.
LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a “Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility (“Fair Grounds”) in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court to declare the defendants have breached the requirements of La. R.S. 27:438, issue a permanent and mandatory injunction ordering the defendants to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. Service of the above styled petition was received by the Company on June 27, 2014. The Company has until August 11, 2014 to file its answer to the petition.
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
KENTUCKY DOWNS
On September 5, 2012, Kentucky Downs Management, Inc. (“KDMI”) filed a petition for declaration of rights in Kentucky Circuit Court located in Simpson County, Kentucky styled Kentucky Downs Management Inc. v. Churchill Downs Incorporated (Civil Action No. 12-CI-330) (the “Simpson County Case”) requesting a declaration that the Company does not have the right to exercise its put right and require Kentucky Downs, LLC (“Kentucky Downs”) and/or Kentucky Downs Partners, LLC (“KDP”) to purchase the Company’s ownership interest in Kentucky Downs. On September 18, 2012, the Company filed a complaint in Kentucky Circuit Court located in Jefferson County, Kentucky, styled Churchill Downs Incorporated v. Kentucky Downs, LLC; Kentucky

Downs Partners, LLC; and Kentucky Downs Management Inc. (Civil Action No. 12-CI-04989) (the “Jefferson County Case”) claiming that Kentucky Downs and KDP had breached the operating agreement for Kentucky Downs and requesting a declaration that the Company had validly exercised its put right and a judgment compelling Kentucky Downs and/or KDP to purchase the Company’s ownership interest in Kentucky Downs pursuant to the terms of the applicable operating agreement. On October 9, 2012, the Company filed a motion to dismiss the Simpson County Case and Kentucky Downs, KDP and KDMI filed a motion to dismiss the Jefferson County Case. A hearing for the motion to dismiss in the Simpson County Case occurred November 30, 2012. At that hearing the Company’s motion to dismiss the Simpson County Case was denied. Subsequently, Kentucky Downs, KDMI and KDP’s motion to dismiss the Jefferson County Case was granted on January 23, 2013, due to the Simpson County Circuit Court’s assertion of jurisdiction over the dispute. On May 16, 2013, Kentucky Downs, KDP and KDMI filed a Motion for Summary Judgment against the Company and Turfway Park, LLC. On September 19, 2013, the Company filed its response to the Motion for Summary Judgment. A hearing occurred before the Simpson County Circuit Court on September 23, 2013, on the Kentucky Downs, KDP and KDMI Motion for Summary Judgment. All parties appeared before the Simpson County Court and oral arguments were heard. On October 31, 2013, the Simpson County Court entered an Order Denying Petitioners’ (Kentucky Downs Management Inc. et al.) Motion for Summary Judgment. The case will now move forward through discovery and to trial. No trial date has been set.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/14-4/30/14	—		$—	—	$—	$100,000,000
5/1/14-5/31/14	—		—	—	—	—
6/1/14-6/30/14	7,952	(1)	90.11	691,000	89.09	(61,561,190)
	7,952		$90.11	691,000	$89.09	$38,438,810	(2)
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

CHURCHILL DOWNS INCORPORATED

July 30, 2014	/s/ Robert L. Evans
Robert L. Evans
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

July 30, 2014	/s/ William E. Mudd
William E. Mudd
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document