Form 10-Q
period 2014-09-30
CHURCHILL DOWNS INC
filed 2014-10-29
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33998
(Exact name of registrant as specified in its charter)

Kentucky	61-0156015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway, Suite 400 Louisville, Kentucky 40222	(502) 636-4400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at October 24, 2014 was 17,322,487 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,041	$44,708
Restricted cash	27,144	36,074
Accounts receivable, net of allowance for doubtful accounts of $5,020 at September 30, 2014 and $4,338 at December 31, 2013	35,410	46,572
Deferred income taxes	5,357	8,927
Income taxes receivable	—	12,398
Other current assets	16,393	12,036
Total current assets	126,345	160,715
Property and equipment, net	591,678	585,498
Investment in and advances to unconsolidated affiliate	99,198	86,151
Goodwill	300,616	300,616
Other intangible assets, net	191,915	198,149
Other assets	22,512	21,132
Total assets	$1,332,264	$1,352,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,024	$43,123
Bank overdraft	2,553	973
Account wagering deposit liabilities	18,275	18,679
Purses payable	12,503	18,839
Accrued expenses	62,891	66,469
Accrued interest payable	5,026	859
Dividends payable	—	15,186
Income taxes payable	4,513	—
Deferred revenue	12,496	49,078
Total current liabilities	167,281	213,206
Long-term debt, net of current maturities	383,391	369,191
Other liabilities	20,061	17,753
Deferred revenue	15,916	16,706
Deferred income taxes	30,616	30,616
Total liabilities	617,265	647,472
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,322 shares issued at September 30, 2014 and 17,948 shares issued at December 31, 2013	246,001	295,955
Retained earnings	468,998	408,834
Total shareholders' equity	714,999	704,789
Total liabilities and shareholders' equity	$1,332,264	$1,352,261
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Racing	$41,055	$50,687	$231,069	$235,887
Gaming	81,805	79,832	250,318	218,808
Online	46,266	48,522	149,426	143,969
Other	4,539	6,455	13,813	18,302
	173,665	185,496	644,626	616,966
Operating expenses:
Racing	46,492	54,375	175,195	185,655
Gaming	60,618	61,086	185,017	161,698
Online	31,872	32,227	102,260	95,807
Other	5,837	6,367	17,885	17,926
Selling, general and administrative expenses	20,473	21,188	60,604	60,842
Insurance recoveries, net of losses	—	—	(431)	(375)
Operating income	8,373	10,253	104,096	95,413
Other income (expense):
Interest income	6	6	15	105
Interest expense	(5,173)	(1,407)	(15,107)	(4,139)
Equity in gains (losses) of unconsolidated investments	1,057	(887)	5,853	(1,682)
Miscellaneous, net	114	4,438	482	5,468
	(3,996)	2,150	(8,757)	(248)
Earnings from continuing operations before provision for income taxes	4,377	12,403	95,339	95,165
Income tax provision	(846)	(3,195)	(35,175)	(34,559)
Earnings from continuing operations	3,531	9,208	60,164	60,606
Discontinued operations, net of income taxes:
Earnings (loss) from operations	—	41	—	(1)
Net earnings and comprehensive income	$3,531	$9,249	$60,164	$60,605

Net earnings per common share data:
Basic
Net earnings	$0.21	$0.52	$3.44	$3.44
Diluted
Net earnings from continuing operations	$0.20	$0.51	$3.40	$3.39
Discontinued operations	—	0.01	—	—
Net earnings	$0.20	$0.52	$3.40	$3.39

Weighted average shares outstanding:
Basic	17,020	17,328	17,322	17,269
Diluted	17,303	17,955	17,670	17,881
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings and comprehensive income	$60,164	$60,605
Adjustments to reconcile net earnings and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	48,324	45,822
Gain on asset disposition	(405)	(495)
Equity in (gain) loss of unconsolidated investments	(5,853)	1,682
Share-based compensation	10,567	15,567
Other	458	555
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	8,525	2,056
Accounts receivable	(1,455)	(8,482)
Other current assets	(3,346)	(793)
Accounts payable	2,872	5,812
Purses payable	(6,336)	(3,284)
Accrued expenses	2,707	2,202
Deferred revenue	(24,797)	(17,100)
Income taxes receivable and payable	20,482	9,305
Other assets and liabilities	2,338	921
Net cash provided by operating activities	114,245	114,373
Cash flows from investing activities:
Additions to property and equipment	(48,854)	(29,858)
Acquisition of business, net of cash	—	(154,872)
Acquisition of intangible asset	—	(2,500)
Acquisition of gaming license	(2,250)	(2,250)
Investment in joint ventures	(9,375)	(27,000)
Purchases of minority investments	(273)	(625)
Proceeds on sale of property and equipment	925	4
Change in deposit wagering asset	404	(3,841)
Net cash used in investing activities	(59,423)	(220,942)
Cash flows from financing activities:
Borrowings on bank line of credit	317,379	641,665
Repayments on bank line of credit	(303,179)	(526,611)
Change in bank overdraft	1,580	(1,103)
Payment of dividends	(15,186)	—
Repurchase of common stock	(61,561)	—
Repurchase of common stock from share-based compensation	(9,298)	(5,940)
Common stock issued	7,475	1,135
Windfall tax benefit from share-based compensation	6,904	2,194
Loan origination fees	(170)	(2,038)
Debt issuance costs	(1,029)	—
Change in deposit wagering liability	(404)	3,841
Net cash (used in) provided by financing activities	(57,489)	113,143
Net (decrease) increase in cash and cash equivalents	(2,667)	6,574
Cash and cash equivalents, beginning of period	44,708	37,177
Cash and cash equivalents, end of period	$42,041	$43,751
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,078	$2,847
State tax credits	$—	$1,298
Income taxes	$16,956	$20,948
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	$2,991	$32,460
Property and equipment additions included in accrued expenses	$—	$331
Assets acquired and liabilities assumed from acquisition of business:
Fair value of assets assumed	$—	$161,051
Liabilities assumed	$—	$6,179
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
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 65 live thoroughbred racing days during the third quarter of 2014, which compares to 104 live thoroughbred racing days during the third quarter of 2013. This decrease was due to the July 1, 2014 cessation of pari-mutuel operations at Calder Race Course ("Calder"). For the nine months ended September 30, 2014, the Company conducted 271 live thoroughbred racing days, which compares to 284 live racing days during the nine months ended September 30, 2013. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern gaming properties.
Discontinued Operations
During the year ended December 31, 2013, the Company ceased operations of Fight! Magazine, a division of Bluff Media. Fight! Magazine, which was previously a component of the Other Investments segment, and its results of operations for the three months and nine months ended September 30, 2013 have been reclassified to discontinued operations.
Comprehensive Income
The Company had no other components of comprehensive income and, as such, comprehensive income is the same as net earnings as presented in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its gaming facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Maine and Mississippi. As of September 30, 2014 and December 31, 2013, the outstanding reward point liabilities were $2.0 million and $2.1 million, respectively, and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended September 30, 2014 and 2013, promotional allowances of $8.7 million were included as a reduction to net revenues. During those periods, Online Business promotional allowances were $3.6 million and $3.4 million, respectively. Gaming promotional allowances were $5.0 million and $5.1 million, respectively. Racing Operations promotional allowances were $0.1 million and $0.2 million, respectively. The estimated cost of providing promotional allowances included in operating expenses totaled $2.3 million and $2.4 million for each of the three months ended September 30, 2014 and 2013.
During the nine months ended September 30, 2014 and 2013, promotional allowances of $25.0 million and $25.1 million, respectively, were included as a reduction to net revenues. During those periods, Online Business promotional allowances were $9.8 million and $9.5 million, respectively. Gaming promotional allowances were $14.7 million and $14.9 million, respectively. Racing Operations promotional allowances were $0.5 million and $0.7 million, respectively. The estimated cost of providing promotional allowances included in operating expenses for the nine months ended September 30, 2014 and 2013 totaled $6.9 million and $7.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — NEW VENTURES & ACQUISITIONS
Saratoga Harness Racing, Inc. Joint Venture
On May 13, 2014, the Company entered into a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On June 30, 2014, the joint venture filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. The expected cost of the project approximates $330 million, which includes a $50 million license fee. The joint venture anticipates funding a majority of the cost through project debt financing. The Company intends to fund its equity share of the joint venture from its Senior Secured Credit Facility. The joint venture is one of four remaining bidders competing for a license in the Capital Region of New York, and the Company expects, but cannot guarantee, that the state will award a license during the fourth quarter of 2014.
During the nine months ended September 30, 2014, the Company incurred $0.8 million in equity losses in its other investments segment associated with the license application process and funded $2.9 million to the joint venture. Should the joint venture be successful in obtaining the license for the Capital View Casino & Resort, the Company anticipates funding requirements of approximately $1.0 million for its share of the joint venture's expenditures during the fourth quarter of 2014, when the winning bidder is expected to be announced.
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with approximately 800 slot machines, 22 table games and various dining facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its revolving credit facility. The fair value of the assets acquired and liabilities assumed has been included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the three and nine months ended September 30, 2014, Oxford contributed revenues of $21.9 million and $58.8 million, respectively, and earnings from continuing operations before provision for income taxes of $5.0 million and $11.5 million, respectively.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Net revenues	$189,518	$657,938
Earnings from continuing operations	$9,653	$64,872
Earnings from continuing operations per common share
Basic:
Earnings from continuing operations	$0.55	$3.68
Diluted:
Earnings from continuing operations	$0.54	$3.63
Shares used in computing earnings from continuing operations per common share:
Basic	17,328	17,269
Diluted	17,955	17,881

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the years ended December 31, 2013 and 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.5 million from its insurance carriers in partial settlement of its claim. During the nine months ended September 30, 2014, the Company received an additional $0.4 million from its insurance carriers and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income. The insurance claims for this event have been finalized with our insurance carriers, and the Company does not expect to receive additional funds from this claim.
NOTE 4—INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
Miami Valley Gaming
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) gaming facility in Lebanon, Ohio. Through the joint venture agreement, the Company and DNC formed a new company, Miami Valley Gaming, LLC (“MVG”), to manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT gaming facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of gaming operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after gaming operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot gaming facility with approximately 1,600 VLTs. MVG will invest approximately $212.0 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission. One-half of the license fee was funded during 2012 and 2013, and the remaining $25 million license fee will be funded during the fourth quarter of 2014. During the nine months ended September 30, 2014, the Company funded $6.5 million in capital contributions to the joint venture. During the fourth quarter of 2014, the Company anticipates funding approximately $8.5 million in additional capital contributions to the joint venture to fund the remaining portion of the license fee.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Assets
Current assets	$25,882	$18,002
Property and equipment, net	133,021	151,434
Other assets, net	80,407	80,665
Total assets	$239,310	$250,101

Liabilities and Members' Equity
Current liabilities	$14,468	$46,966
Current portion of long-term debt	8,332	8,332
Long-term debt, excluding current portion	28,039	32,426
Other liabilities	75	75
Members' equity	188,396	162,302
Total liabilities and members' equity	$239,310	$250,101
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through August 2019 at a 5.0% interest rate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gaming revenue	$33,365	$—	$98,928	$—
Non-gaming revenue	1,289	1,305	4,833	4,509
Net revenues	34,654	1,305	103,761	4,509
Operating and SG&A expenses	26,123	1,347	76,387	4,703
Depreciation & amortization expenses	3,474	101	10,315	114
Pre-opening expenses	—	1,001	54	2,422
Operating income (loss)	5,057	(1,144)	17,005	(2,730)
Interest (expense) income, net	(1,380)	—	(3,654)	—
Net income (loss)	$3,677	$(1,144)	$13,351	$(2,730)
The Company's 50% share of MVG's results has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity in gains (losses) of unconsolidated investments	$1,839	$(572)	$6,676	$(1,365)

NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 37% and 36%, respectively. The effective tax rate for the nine months ended September 30, 2014 was greater than the Federal statutory rate due to state income taxes and certain expenses that are not deductible for tax purposes.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the nine months ended September 30, 2014, the Company did not record interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $0.8 million as of September 30, 2014. If these benefits had been recognized, there would have been a $0.8 million decrease to annual income tax expense.
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
Definite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$76,002	$(42,430)	$33,572	$76,002	$(36,196)	$39,806
Indefinite-lived intangible assets	158,343	—	158,343	158,343	—	158,343
Total	$234,345	$(42,430)	$191,915	$234,345	$(36,196)	$198,149

NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company’s assets and liabilities measured at fair value as of September 30, 2014, and December 31, 2013, respectively (in thousands):

	Fair Value
	Hierarchy	September 30, 2014	December 31, 2013
Cash equivalents and restricted cash	Level 1	$28,003	$36,940
Contingent consideration liability	Level 3	$2,331	$2,331
Senior Unsecured Notes	Level 2	$300,750	$305,250
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
During the nine months ended September 30, 2014, the Company did not measure any assets at fair value on a non-recurring basis.
NOTE 8 — LONG-TERM INCENTIVE PLAN
On February 11, 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to the Company's named executive officers and other key executives ("Grantees") as reported in the Company's Schedule 14A Proxy Statement filing, with the exception of our Chairman of the Board and Chief Executive Officer.
During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the three months ended September 30, 2014, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 84,500 restricted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shares. During the year ended December 31, 2013, the Company's closing stock price achieved the stock price requirement for 155,000 restricted shares.
During the three and nine months ended September 30, 2014, the Company recognized $1.3 million and $7.8 million of compensation expense related to the New Company LTIP. As of September 30, 2014, unrecognized compensation expense attributable to unvested service period awards was $3.3 million. The weighted average period over which the Company expects to recognize the remaining compensation expense under service period awards approximates 20 months. There is no remaining unrecognized expense under the market condition awards.
NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic earnings from continuing operations per common share
Earnings from continuing operations	$3,531	$9,208	$60,164	$60,606
Earnings from continuing operations allocated to participating securities	(37)	(193)	(623)	(1,281)
Numerator for basic earnings from continuing operations per common share	$3,494	$9,015	$59,541	$59,325
Numerator for basic earnings per common share
Net earnings	$3,531	$9,249	$60,164	$60,605
Net earnings allocated to participating securities	(37)	(195)	(623)	(1,281)
Numerator for basic net earnings per common share	$3,494	$9,054	$59,541	$59,324

Numerator for diluted earnings from continuing operations per common share	$3,531	$9,208	$60,164	$60,606

Numerator for diluted earnings per common share	$3,531	$9,249	$60,164	$60,605

Denominator for net earnings per common share:
Basic	17,020	17,328	17,322	17,269
Plus dilutive effect of stock options	102	254	167	239
Plus dilutive effect of participating securities	181	373	181	373
Diluted	17,303	17,955	17,670	17,881

Earnings per common share:
Basic
Net earnings	$0.21	$0.52	$3.44	$3.44
Diluted
Net earnings from continuing operations	$0.20	$0.51	$3.40	$3.39
Discontinued operations	—	0.01	—	—
Net earnings	$0.20	$0.52	$3.40	$3.39
NOTE 10 — COMMON STOCK SHARE REPURCHASE
On April 23, 2013, the Company's Board of Directors authorized the repurchase of up to $100 million of its common stock outstanding in a stock repurchase program. During the nine months ended September 30, 2014, the Company repurchased 691 thousand shares for $61.6 million in a privately negotiated transaction. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. The Company funded this repurchase using available cash and borrowing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under its Senior Secured Credit Facility. Under the terms of the stock repurchase program, the Company may repurchase an additional $38.4 million of common stock prior to the termination of the repurchase program on December 31, 2015.
NOTE 11 — SEGMENT INFORMATION
The Company operates in the following four segments: (1) Racing Operations, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its eleven off-track betting facilities ("OTBs"), Calder, which ceased pari-mutuel operations on July 1, 2014, and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; (2) Gaming, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford, Riverwalk Casino Hotel ("Riverwalk") and Video Services, LLC (“VSI”); (3) Online Business, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity, a business focused on high wagering-volume international customers and Luckity, an ADW business that offers real-money bingo online with outcomes based on and determined by pari-mutuel wagers on live horseraces, as well as the Company's equity investment in HRTV, LLC; and (4) Other Investments, which includes United Tote, SHRI, Bluff Media and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
On January 1, 2014, the Company reclassified its equity investment in MVG from Other Investments to Gaming, to coincide with the first full period of operations for the venture, which opened on December 12, 2013. MVG's results of operations for the three and nine months ended September 30, 2013 have been reclassified to the Gaming segment.
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
The Company implemented the Adjusted EBITDA measure during the second quarter of 2013. The table below presents information about the reported segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues from external customers:
Churchill Downs	$8,021	$7,956	$128,511	$118,534
Arlington	26,974	28,473	54,289	57,720
Calder	786	8,597	18,524	27,908
Fair Grounds	5,274	5,661	29,745	31,725
Total Racing Operations	41,055	50,687	231,069	235,887
Calder Casino	18,104	19,157	58,560	60,109
Fair Grounds Slots	9,453	9,781	30,823	32,123
VSI	8,190	8,443	25,771	27,449
Harlow's Casino	12,197	12,082	38,425	40,533
Oxford Casino	21,887	17,730	58,808	17,730
Riverwalk Casino	11,974	12,639	37,931	40,864
Total Gaming	81,805	79,832	250,318	218,808
Online Business	46,266	48,522	149,426	143,969
Other Investments	4,249	6,135	12,864	17,408
Corporate	290	320	949	894
Net revenues from external customers	$173,665	$185,496	$644,626	$616,966
Intercompany net revenues:
Churchill Downs	$678	$689	$5,851	$5,485
Arlington	2,001	2,070	4,795	3,110
Calder	—	412	707	917
Fair Grounds	15	22	744	855
Total Racing Operations	2,694	3,193	12,097	10,367
Online Business	240	211	714	657
Other Investments	829	938	2,937	3,188
Eliminations	(3,763)	(4,342)	(15,748)	(14,212)
Net revenues	$—	$—	$—	$—
Reconciliation of segment Adjusted EBITDA to net earnings:
Racing Operations	$(1,229)	$(907)	$66,600	$58,353
Gaming	24,937	20,496	78,362	61,788
Online Business	11,098	12,998	35,135	38,424
Other Investments	(1,254)	469	(3,280)	1,698
Total segment Adjusted EBITDA	33,552	33,056	176,817	160,263
Corporate Adjusted EBITDA	(1,398)	(1,215)	(3,645)	(3,380)
Other charges	(2,298)	—	(2,298)	—
Insurance recoveries, net of losses	—	—	431	375
HRE Trust Fund proceeds	—	4,249	—	4,541
Share-based compensation expense	(2,213)	(5,990)	(10,567)	(15,567)
Pre-opening expense	—	(500)	(27)	(1,211)
MVG interest expense, net	(819)	—	(1,956)	—
Depreciation and amortization	(17,280)	(15,796)	(48,324)	(45,822)
Interest (expense) income, net	(5,167)	(1,401)	(15,092)	(4,034)
Income tax provision	(846)	(3,195)	(35,175)	(34,559)
Earnings from continuing operations	3,531	9,208	60,164	60,606
Discontinued operations, net of income taxes	—	41	—	(1)
Net earnings and comprehensive income	$3,531	$9,249	$60,164	$60,605

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents equity in earnings (losses) of unconsolidated investments included in the Company’s reported segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gaming	$1,839	$(572)	$6,676	$(1,365)
Online Business	(289)	(393)	(41)	(523)
Other Investments	(493)	78	(782)	206
	$1,057	$(887)	$5,853	$(1,682)
The table below presents total assets for the reported segments (in thousands):

	September 30, 2014	December 31, 2013
Total assets:
Racing Operations	$498,459	$513,345
Gaming	618,045	622,038
Online Business	185,507	186,621
Other Investments	30,253	30,257
	$1,332,264	$1,352,261
The table below presents total capital expenditures for the reported segments for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Capital expenditures:
Racing Operations	$33,491	$11,801
Gaming	6,629	11,528
Online Business	4,716	4,857
Other Investments	4,018	1,672
	$48,854	$29,858
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
Pennsylvania ADW Taxation
On June 13, 2014, the Company filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company v. the Commonwealth of Pennsylvania, et al., (Docket No. 322 MD 2014) challenging the constitutionality of Pennsylvania laws that, among other things, state that out-of-state companies must pay a 10% tax on ADW wagers. On September 30, 2014, the Company and the Commonwealth of Pennsylvania settled the above captioned dispute. The Company, through its subsidiary Churchill Downs Technology Initiatives Company, will now be subject to the same tax rate paid by in-state racetracks on online wagers. During October 2014, the Company filed a petition for refund with the Pennsylvania Department of Revenue for $1.9 million to reimburse the Company for taxes paid at the 10% taxation rate for the period from October 1, 2013 through June 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed their First Amended Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit seeking dismissal on various grounds.
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. No trial date has been set.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Texas Pari-Mutuel Wagering
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from Texas residents via TwinSpires.com and returned deposited funds to Texas residents. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013. The Texas Racing Commission, et. al., filed an appellate brief on December 13, 2013. The Company filed its brief in reply on December 30, 2013. Oral arguments were heard before the United States Court of Appeals for the Fifth Circuit on February 4, 2014. On September 25, 2014, the United States Court of Appeals for the Fifth Circuit issued an unpublished opinion affirming the United States District Court for the Western District of Texas and its ruling in favor of the Texas Racing Commission. The Company is now evaluating its legal options at all levels.
There are no other material pending legal proceedings.
NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is assessing the impact of the new accounting guidance but does not expect adoption will have a material impact on the Company's business, financial condition or results of operations.
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
NOTE 14 — CALDER RACING OPERATIONS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In addition, as part of the agreement, effective July 1, 2014, the Company amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of non-stakes purse supplements payable by the Calder Casino from 12 percent to 10 percent of slot machine revenue. Finally, the Company and TSG modified their HRTV operating and ownership agreement which will result in the divestiture of the Company’s interest in HRTV. The Company expects to complete the HRTV transaction during the first quarter of 2015.
As a result of the agreement with TSG, on July 1, 2014, the Company notified 214 Calder employees of the termination of their employment which occurred between July 8, 2014, and September 2, 2014. In accordance with the terms of a one-time benefit arrangement, the Company recognized $2.3 million of severance and other benefit costs within selling, general and administrative expenses during the three months ended September 30, 2014. In addition, Calder recognized accelerated depreciation expense of approximately $1.3 million related to Calder's barns, which are not expected to be utilized subsequent to December 31, 2014. The Company expects to recognize additional depreciation expense of approximately $2.3 million during the three months ended December 31, 2014. During the fourth quarter of 2014, the Company will continue to assess potential alternative uses of its Calder facility not associated with the lease agreement.
NOTE 15 — SUBSEQUENT EVENTS
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which owns Saratoga Casino and Raceway in Saratoga Springs, NY; SHRI's controlling interest in Saratoga Casino Black Hawk in Black Hawk, CO; SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs, NY; its interest in the proposed Capital View Casino & Resort in East Greenbush, NY; and SHRI's interest in a joint venture with Rush Street Gaming to build the proposed Hudson Valley Casino and Resort in Newburgh, NY.
In addition, the Company signed a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway, Saratoga Casino Black Hawk and, should the partnership obtain the license, the Capital View Casino & Resort. Both the funding of the equity investment and the commencement of the management agreement are subject to regulatory approval and licensing requirements in New York and Colorado.
Luckity ADW Operations
During October 2014, the Company decided to cease operations of Luckity, its ADW business which offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces. Management determined that Luckity did not achieve the expected financial returns and was unlikely to significantly improve its results. During the fourth quarter of 2014, the Company expects to record an impairment charge of approximately $3.2 million for fixed assets specifically associated with Luckity. The Company does not expect to incur any additional, material expenditures in connection with ceasing operations.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; the financial performance of our racing operations; the impact of gaming competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Illinois and Louisiana racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel or gaming activities; a substantial change in allocation of live racing days; changes in Kentucky, Illinois or Louisiana law or regulations that impact revenues or costs of racing operations in those states; the presence of wagering and gaming operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; our accountability for environmental contamination; the inability of our Online Business to prevent security breaches within its online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic or anticipated levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from gaming and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.
You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 for further information, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview
We are a diversified provider of pari-mutuel horseracing, casino gaming, entertainment and online account wagering on horseracing events.
We operate in four operating segments as follows:

1.	Racing Operations, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with eleven off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida which ceased pari-mutuel operations on July 1, 2014; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

2.	Gaming, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which operates approximately 860 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates approximately 690 slot machines, 15 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 740 slot machines, 13 table games, a five story, 105-room attached hotel and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,120 slot machines. Results for the three months ended September 30, 2013 and nine month periods presented included a poker room operation branded “Studz Poker Club,” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 690 video poker machines in Louisiana; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has approximately 1,580 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	Online Business, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Luckity, an ADW business that offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces which will cease operations during the fourth quarter of 2014;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry; and

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel.

4.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Saratoga Harness Racing, Inc. ("SHRI"), a 50% joint venture to bid on the development and manage a destination casino and resort in the Capital Region of New York;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company; and

•	Our other minor investments.
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
During the three months ended March 31, 2014, we reclassified our equity investment in MVG from our Other Investments segment to our Gaming segment to coincide with the first full period of operations for the venture. MVG's results of operations for the three and nine months ended September 30, 2013 were reclassified to the Gaming segment.
During the nine months ended September 30, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 2.5%, compared to the same period of 2013. During the three months ended September 30, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 4.2%, compared to the same period of 2013. TwinSpires handle increased $22.4 million, or 3.3%, during the nine months ended September 30, 2014. Excluding the impact from Illinois and Texas, handle increased 5.6%. TwinSpires handle decreased $6.6 million, or 2.9%, during the three months ended September 30, 2014. Excluding the impact from Illinois and Texas, TwinSpires handle increased 3.0%.
On January 18, 2013, TwinSpires ceased accepting wagers from Illinois residents due to the expiration of legislation permitting ADW wagering in the state. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, and on January 29, 2014, the legislature approved a bill extending advance deposit wagering by Illinois residents through January 31, 2017. During the three and nine months ended September 30, 2014, handle wagered by Illinois residents increased $0.5 million and $30.2 million, respectively. As further discussed in Part II Item 1. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents. During the three and nine months ended September 30, 2014, handle wagered by Texas residents decreased $13.2 million and $42.2 million, respectively.
Pari-mutuel handle from our Racing Operations decreased 15.8% during the nine months ended September 30, 2014, compared to the same period of 2013 and decreased 31.5% during the three months ended September 30, 2014, primarily due to the cessation of pari-mutuel operations at Calder on July 1, 2014, and from field-size challenges impacting business levels at our Churchill Downs and Arlington locations.
Our revenues and earnings are seasonal in nature, primarily due to our Racing Operations segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 65 live thoroughbred racing days during the third quarter of 2014, which compares to 104 live thoroughbred racing days during the third quarter of 2013. For the nine months ended September 30, 2014, we conducted 271 live thoroughbred racing days, which compares to 284 live racing days during the nine months ended September 30, 2013. Furthermore, gaming revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of September 30, 2014, there was $410.6 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
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
In addition, as part of the agreement, effective July 1, 2014, we amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of non-stakes purse supplements payable by the Calder Casino from 12 percent to 10 percent of slot machine revenue. Finally, we modified our HRTV operating and ownership agreement with TSG which will result in the divestiture of the Company’s interest in HRTV. We expect to complete the HRTV transaction during the first quarter of 2015.
As a result of the agreement with TSG, on July 1, 2014, we notified 214 Calder employees of the termination of their employment which occurred between July 8, 2014, and September 2, 2014. In accordance with the terms of a one-time benefit arrangement, we recognized $2.3 million of severance and other benefit costs within selling, general and administrative expenses during the three months ended September 30, 2014. In addition, Calder recognized accelerated depreciation expense of approximately $1.3 million related to Calder's barns, which are not expected to be utilized subsequent to December 31, 2014. We expect to recognize additional depreciation expense of approximately $2.3 million during the three months ended December 31, 2014. During the fourth quarter of 2014, we will continue to assess potential alternative uses of our Calder facility not associated with the lease agreement.
Saratoga Harness Racing, Inc. ("SHRI") Ventures
SHRI Joint Venture
On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On June 30, 2014, we filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. The expected cost of the project approximates $330 million, which includes a $50 million license fee. The joint venture anticipates funding a majority of the cost through project debt financing. We intend to fund our equity share of the joint venture from our Senior Secured Credit Facility. The joint venture is one of four remaining bidders competing for a license in the Capital Region of New York, and we expect, but cannot guarantee, that the state will award a license during the fourth quarter of 2014.
During the nine months ended September 30, 2014, we incurred $0.8 million in equity losses in our other investments segment associated with the license application process and funded $2.9 million to the joint venture. Should the joint venture be successful in obtaining the license for the Capital View Casino & Resort, we anticipate funding requirements of approximately $1.0 million for our share of the joint venture's expenditures during the fourth quarter of 2014, when the winning bidder is expected to be announced.
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which owns Saratoga Casino and Raceway in Saratoga Springs, NY; SHRI's controlling interest in Saratoga Casino Black Hawk in Black Hawk, CO; SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs, NY; its interest in the proposed Capital View Casino & Resort in East Greenbush, NY; and SHRI's interest in a joint venture with Rush Street Gaming to build the proposed Hudson Valley Casino and Resort in Newburgh, NY.
In addition, the Company signed a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway, Saratoga Casino Black Hawk and, should the partnership obtain the license, the Capital View Casino & Resort. Both the funding of the equity investment and the commencement of the management agreement are subject to regulatory approval and licensing requirements in New York and Colorado.
Luckity ADW Operations
During October 2014, we decided to cease operations of Luckity, our ADW business which offers real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces. We determined that Luckity did not achieve the expected financial returns and was unlikely to significantly improve its results. During the fourth quarter of 2014, we expect to record an impairment charge of approximately $3.2 million for fixed assets specifically associated with Luckity.

We do not expect to incur any additional, material expenditures in connection with ceasing operations.
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
Kentucky
Expanded Gaming Legislation
During January 2014, two House bills related to the authorization of expanded gaming in Kentucky were filed for consideration during the 2014 legislative session. House Bill 67, a proposed constitutional amendment, would have authorized casino gaming in the state and required a three-fifths majority vote in both chambers of the Kentucky General Assembly in order to appear before the voters on the November 2014 ballot. House Bill 68 would have created the Kentucky Gaming Commission to issue licenses and serve as the regulatory body for casino gaming; stipulated casino gaming may be conducted at the state’s five existing racetracks as well as at three standalone locations; established a minimum $50 million licensing fee; provided for the distribution of gaming revenues received by the state and would have required racetracks with a casino license to set aside 14.5 percent of gambling revenues for purses and breeders incentives as well as required these tracks to increase the number of live racing days by ten percent for the first five years of casino gaming licensure.
Senate Bill 33 was also filed during January 2014 and would have amended the Kentucky Constitution to allow up to seven casino locations in the state and would have created an Equine Excellence Fund, into which ten percent of gross gaming revenues would be directed. Senate Bill 33 failed to garner the required three-fifths majority vote in both chambers of the legislature in order to appear on the November 2014 ballot.
The 2014 session ended without consideration of any legislation related to expanded gaming in Kentucky. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
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
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court’s decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals’ decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. On February 20, 2014, the Supreme Court of Kentucky issued its ruling on the motions for discretionary review affirming, in part, and reversing, in part, the Kentucky Court of Appeals. In issuing its opinion, the Supreme Court of Kentucky held that the KHRC has the statutory authority to license and regulate the operation of pari-mutuel wagering on historic horse racing. The Supreme Court of Kentucky further held that the Kentucky Department of Revenue does not have the authority to collect excise tax on the wagering handle generated by historic horse racing. On the issue of whether the operation of wagering on historic horse racing violates the gambling provisions of the Kentucky Penal Code, the Supreme Court of Kentucky remanded the case back to the Franklin County Circuit Court for further proceedings. On April 10, 2014, the Governor signed House Bill 445 into law. The legislation imposes a 1.5% tax on all handle wagered on historical races and will apply both retroactively and prospectively. At this time it is unclear the extent to which this issue will materially impact our business, financial condition and results of operations.
ADW Regulations
During April 2014, House Bill 445, which imposes a 0.5% tax on all ADW wagers made by Kentucky residents, was signed into law. The bill became effective on August 1, 2014. The bill is not expected to have a material negative impact on our business, financial condition and results of operations.
Illinois
Expanded Gaming Legislation
During the 2013 legislative session, Senate Bill 1739 ("SB 1739") was introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. SB1739 won approval in the Illinois Senate but was not considered by the House of Representatives. In March 2014, two amendments to SB 1739 were filed. One amendment provides for a Chicago casino with 4,000 to 10,000 gaming positions but does not include language for additional casinos in the state or gaming positions at racetracks. The second amendment would authorize five new casinos, including a Chicago casino with 4,000 to 6,000 gaming positions. Racetracks in Cook County, which includes Arlington, would be authorized to receive 600 gaming positions and most racetracks outside of Cook County would be eligible for 450 positions. In May 2014, an amendment was filed to SB 1739 authorizing 1,200 machines at Cook County racetracks and 900 machines for racetracks in other areas of the state, the same number of gaming positions currently provided for in SB 1739. The amendment does not address the authorization of additional casinos. SB 1739 remains pending in the House. If enacted, this proposed legislation could have a material effect on our business, financial condition and results of operations.
Florida
Expanded Gaming
In March 2014, House Bill 1383 was filed for consideration during the 2014 legislative session. The proposed bill would have created a new regulatory structure under a Gaming Control Commission. A similar proposal, Senate Bill 7052, which also aimed to restructure the state's existing gaming laws under a proposed Department of Gaming Control, would have allowed for two destination resort casinos in Miami-Dade and Broward counties. Constitutional amendments requiring voter approval for any additional gaming expansion to occur in the state were filed for consideration in both the House and Senate chambers. The 2014 legislative session concluded without consideration of any legislation related to expanded gaming. It is unclear to what extent similar future legislation could have on our business, financial condition and results of operations.
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
In April 2014, a proposal authorizing the state to hire a third-party to conduct a market analysis on the feasibility of expanded gaming in Maine was approved by the legislature. On August 31, 2014 the third-party study was released which concluded that Maine’s current gaming market would allow for up to two additional casinos. According to the study, the market has additional capacity for one integrated dining, entertainment and gaming property in Southern Maine. The study further suggested that a fourth casino location would be possible near the Canadian border. Should gaming expansion occur in Maine it could negatively impact our business, financial condition and results of operations.
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
Sweepstakes
In February 2014, House Bill 293 was filed to prohibit the operation of electronic sweepstakes devices in Louisiana. The bill, which provides a definition of electronic sweepstakes devices and creates a specific prohibition against the operation of such devices, was signed by the Governor in May 2014 and became effective August 1, 2014. We expect the legislation to result in a favorable impact to our business, financial condition and results of operation.
Louisiana Racing Commission
In May 2014, Senate Bill 53, which grants increased authority to the LSRC as it relates to fines and suspension or revocation of racing licensure, was passed by the legislature and signed into law by the Governor of Louisiana. Specifically, the bill allows the LSRC to assess fines up to $100,000 and suspend or revoke a racetrack's racing license for failure to meet specific criteria. The bill maintains current law as it relates to grounds for suspension and revocation of licensure as well as provides for new conditions such as failure to maintain suitable racing surfaces as determined by the LSRC, failure or inability to conduct racing in a manner that is in the best interest of racing as determined by the LSRC and failure to respond to inquiries made by the LSRC as it relates to the status or progress of matters related to racing. The LSRC may also require a racetrack to submit a written report which outlines a plan of operation for each fiscal year as it relates to customer service, marketing and promotions related to racing, as well as capital improvement and facility maintenance. The bill became effective August 1, 2014. At this time it is unclear to what extent the legislation will impact our business, financial condition and results of operation.
New Jersey
Exchange Wagering
On May 14, 2014, the New Jersey Racing Commission ("NJRC") approved the publication of rules that would govern exchange wagering within the state. The rules were subject to a sixty-day public comment period which ended on July 16, 2014. The NJRC may enact the rules as written or consider amendments to the rules, but to date, no action has occurred. Should exchange wagering be enacted in New Jersey and other states, it may have a negative impact on our current pari-mutuel operations including our ADW business.

RESULTS OF CONTINUING OPERATIONS

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Racing and Online Operations:
Churchill Downs
Total handle	$54,496	$62,891	$(8,395)	(13)%	$463,691	$524,336	$(60,645)	(12)%
Net pari-mutuel revenues	$5,719	$5,645	$74	1%	$49,118	$46,196	$2,922	6%
Commission %	10.5%	9.0%			10.6%	8.8%
Arlington
Total handle	$205,738	$241,420	$(35,682)	(15)%	$421,355	$488,284	$(66,929)	(14)%
Net pari-mutuel revenues	$21,925	$23,809	$(1,884)	(8)%	$47,668	$50,096	$(2,428)	(5)%
Commission %	10.7%	9.9%			11.3%	10.3%
Calder (1)
Total handle	$27	$84,643	$(84,616)	(100)%	$155,818	$242,297	$(86,479)	(36)%
Net pari-mutuel revenues	$(76)	$8,178	$(8,254)	U	$16,923	$25,182	$(8,259)	(33)%
Commission %	U	9.7%			10.9%	10.4%
Fair Grounds
Total handle	$23,205	$24,915	$(1,710)	(7)%	$200,920	$220,011	$(19,091)	(9)%
Net pari-mutuel revenues	$4,543	$4,730	$(187)	(4)%	$21,634	$23,656	$(2,022)	(9)%
Commission %	19.6%	19.0%			10.8%	10.8%
Total Racing Operations
Total handle	$283,466	$413,869	$(130,403)	(32)%	$1,241,784	$1,474,928	$(233,144)	(16)%
Net pari-mutuel revenues	$32,111	$42,362	$(10,251)	(24)%	$135,343	$145,130	$(9,787)	(7)%
Commission %	11.3%	10.2%			10.9%	9.8%
Online Business: (2)
Total handle	$224,355	$230,939	$(6,584)	(3)%	$702,633	$680,225	$22,408	3%
Net pari-mutuel revenues	$42,503	$44,408	$(1,905)	(4)%	$134,632	$130,821	$3,811	3%
Commission %	18.9%	19.2%			19.2%	19.2%
Eliminations: (3)
Total handle	$(18,202)	$(26,857)	$8,655	(32)%	$(95,744)	$(111,203)	$15,459	(14)%
Net pari-mutuel revenues	$(2,694)	$(3,193)	$499	(16)%	$(12,097)	$(10,367)	$(1,730)	17%
Total:
Handle	$489,619	$617,951	$(128,332)	(21)%	$1,848,673	$2,043,950	$(195,277)	(10)%
Net pari-mutuel revenues	$71,920	$83,577	$(11,657)	(14)%	$257,878	$265,584	$(7,706)	(3)%
Commission %	14.7%	13.5%			13.9%	13.0%
The pari-mutuel activity above is subject to the following information:

(1)	Calder Racetrack ceased pari-mutuel operations on July 1, 2014.

(2)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the Online Business.

(3)	Eliminations include the elimination of intersegment transactions.

Online Business handle, reflecting Illinois and Texas impact due to regulatory developments, as previously described (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Online Business Handle:
Illinois	$18,646	$18,101	$545	3%	$55,707	$25,491	$30,216	F
Texas	—	13,189	(13,189)	(100)%	—	42,210	(42,210)	(100)%
All other	205,709	199,649	6,060	3%	646,926	612,524	34,402	6%
Total	$224,355	$230,939	$(6,584)	(3)%	$702,633	$680,225	$22,408	3%

Gaming Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013 (1)	$	%	2014	2013 (1)	$	%
Calder Casino
Net gaming revenues	$17,412	$18,572	$(1,160)	(6)%	$56,402	$58,308	$(1,906)	(3)%
Slot handle	$228,464	$250,094	$(21,630)	(9)%	$726,375	$763,370	$(36,995)	(5)%
Net slot revenues	$17,361	$18,040	$(679)	(4)%	$55,576	$56,240	$(664)	(1)%
Average daily net win per slot machine	$167	$161	$6	4%	$180	$170	$10	6%
Average daily number of slot machines	1,130	1,217	(87)	(7)%	1,130	1,211	(81)	(7)%
Average daily poker revenue (2)	$—	$6,198	$(6,198)	(100)%	$4,148	$7,995	$(3,847)	(48)%
Fair Grounds Slots and Video Poker
Net gaming revenues	$17,315	$17,888	$(573)	(3)%	$55,586	$58,492	$(2,906)	(5)%
Slot handle	$98,997	$102,371	$(3,374)	(3)%	$322,536	$331,703	$(9,167)	(3)%
Net slot revenues	$9,158	$9,416	$(258)	(3)%	$29,946	$31,192	$(1,246)	(4)%
Average daily net win per slot machine	$161	$165	$(4)	(2)%	$179	$184	$(5)	(3)%
Average daily number of slot machines	620	620	—	—%	620	620	—	—%
Average daily video poker revenue	$89,019	$91,783	$(2,764)	(3)%	$94,400	$100,549	$(6,149)	(6)%
Average daily net win per video poker machine	$128	$124	$4	3%	$128	$134	$(6)	(4)%
Average daily number of video poker machines	693	740	(47)	(6)%	735	751	(16)	(2)%
Oxford Casino (3)
Net gaming revenues	$20,787	$16,858	$3,929	23%	$55,890	$16,858	$39,032	F
Slot handle	$198,873	$167,274	$31,599	19%	$519,924	$167,274	$352,650	F
Net slot revenues	$16,893	$14,029	$2,864	20%	$44,955	$14,029	$30,926	F
Average daily net win per slot machine	$214	$231	$(17)	(7)%	$192	$231	$(39)	(17)%
Average daily number of slot machines	858	800	58	7%	858	800	58	7%
Average daily net win per table	$1,635	$1,738	$(103)	(6)%	$1,618	$1,738	$(120)	(7)%
Average daily number of tables	26	22	4	18%	25	22	3	14%
(continued)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013 (1)	$	%	2014	2013 (1)	$	%
Harlow's Casino
Net gaming revenues	$11,558	$11,317	$241	2%	$36,415	$38,305	$(1,890)	(5)%
Slot handle	$130,234	$144,309	$(14,075)	(10)%	$420,209	$461,240	$(41,031)	(9)%
Net slot revenues	$10,315	$10,506	$(191)	(2)%	$33,068	$35,017	$(1,949)	(6)%
Average daily net win per slot machine	$151	$140	$11	8%	$163	$157	$6	4%
Average daily number of slot machines	741	817	(76)	(9)%	745	816	(71)	(9)%
Average daily poker revenue (4)	$—	$1,684	$(1,684)	(100)%	$—	$754	$(754)	(100)%
Average daily net win per table	$958	$581	$377	65%	$897	$776	$121	16%
Average daily number of tables	13	15	(2)	(13)%	13	15	(2)	(13)%
Riverwalk Casino
Net gaming revenues	$11,246	$11,903	$(657)	(6)%	$35,763	$38,495	$(2,732)	(7)%
Slot handle	$124,950	$143,873	$(18,923)	(13)%	$387,495	$457,729	$(70,234)	(15)%
Net slot revenues	$10,303	$11,165	$(862)	(8)%	$32,859	$36,220	$(3,361)	(9)%
Average daily net win per slot machine	$161	$171	$(10)	(6)%	$174	$185	$(11)	(6)%
Average daily number of slot machines	620	711	(91)	(13)%	692	718	(26)	(4)%
Average daily net win per table	$719	$463	$256	55%	$728	$608	$120	20%
Average daily number of tables	14	18	(4)	(22)%	15	18	(3)	(17)%
Total
Net gaming revenues	$78,318	$76,538	$1,780	2%	$240,056	$210,458	$29,598	14%

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

(3)	On July 17, 2013, we completed the acquisition of Oxford.

(4)	Harlow's poker room ceased operations in July 2013.

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Number of thoroughbred live race days	65	104	(39)	(38)%
Net revenues:
Racing Operations	$41,055	$50,687	$(9,632)	(19)%
Gaming	81,805	79,832	1,973	2%
Online Business	46,266	48,522	(2,256)	(5)%
Other	4,539	6,455	(1,916)	(30)%
Total net revenues	$173,665	$185,496	$(11,831)	(6)%
Operating income	$8,373	$10,253	$(1,880)	(18)%
Operating income margin	4.8%	5.5%
Earnings from continuing operations	$3,531	$9,208	$(5,677)	(62)%
Diluted earnings from continuing operations per common share	$0.20	$0.51	$(0.31)	(61)%
Our total net revenues decreased $11.8 million during the three months ended September 30, 2014, primarily from a decline of $8.2 million at Calder from the cessation of pari-mutuel operations on July 1, 2014. Gaming revenues increased $2.0 million as the addition of Oxford revenues of $4.2 million, which was acquired on July 17, 2013, was partially offset by a decline in revenues at certain of our other properties due to continued regional economic weaknesses and increased competition. Online Business revenues decreased $2.3 million driven by a 2.9% decrease in handle during the three months ended September 30, 2014. The loss of Texas resident wagering handle of $13.2 million more than offset organic handle growth of $6.6 million in other states during the period. In addition to the loss of Calder pari-mutuel revenues, other racetracks' revenues within Racing Operations decreased $1.4 million as field size declines and competitive pressures from surrounding states hampered pari-mutuel results. Finally, other revenues declined $1.9 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income decreased $1.9 million due to severance costs of $2.3 million related to the closure of Calder pari-mutuel operations, declining revenues at our Louisiana gaming properties, $0.9 million in expenditures related to the development of Internet gaming technology and challenges within our Online Business segment including higher state taxation requirements and the loss of Texas wagering. Partially offsetting these declines was the incremental results of a full period of operations for Oxford and improvement in profitability at our Mississippi properties from cost reduction efforts enacted to address softness in gaming revenues. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Purses & pari-mutuel taxes	$20,230	$25,130	$(4,900)	(19)%
Gaming taxes	21,521	20,521	1,000	5%
Depreciation and amortization	17,280	15,796	1,484	9%
Other operating expenses	85,788	92,608	(6,820)	(7)%
SG&A expenses	20,473	21,188	(715)	(3)%
Total	$165,292	$175,243	$(9,951)	(6)%
Percent of revenue	95%	94%

Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses decreased $6.8 million primarily due to a reduction of $5.4 million in Calder operating expenses associated with the cessation of its pari-mutuel operations. In addition, in response to declining revenues, salary, contract labor and other expenses were reduced by $3.1 million. Partially offsetting these declines, were $0.8 million in operating expenses related to the development of our Internet gaming platform and an increase in other operating expenses of $1.1 million at Oxford.

•
Purses and pari-mutuel taxes decreased $4.9 million during the three months ended September 30, 2014. Expenses declined $4.1 million at Calder due to the cessation of live racing and simulcasting operations on July 1, 2014. Furthermore, expenses at our Illinois and Louisiana properties declined $1.3 million associated with a decline in revenues. Partially offsetting these declines were increased pari-mutuel taxes in our Online Business of $0.6 million. The increase in Online Business taxes in New York were partially offset by a $1.1 million reduction in expense due to a favorable pari-mutuel taxation ruling in Pennsylvania, which lowered the statutory tax rate on amounts wagered through TwinSpires.com from 10.0% to 2.3% of handle.

•
SG&A expenses decreased $0.7 million primarily due to a decrease in share-based compensation expense of $3.8 million as expenses associated with grants made under the New Company LTIP were substantially recognized during previous periods. Partially offsetting this decline were non-recurring compensation expenditures of $2.3 million related to the cessation of Calder pari-mutuel operations. Furthermore, legal fees increased $0.5 million primarily due to costs related to the Pennsylvania pari-mutuel tax matter.

•
Gaming taxes increased $1.0 million, driven by $1.5 million in incremental taxes related to our acquisition of Oxford. This increase was partially offset by declines in revenue at certain of our other gaming properties during the three months ended September 30, 2014.

•
Depreciation and amortization expense increased $1.5 million during the three months ended September 30, 2014, due to the acceleration of expense of approximately $1.3 million related to the barns at Calder as we assessed alternative uses and reviewed the useful lives of these assets due to the cessation of pari-mutuel operations. In addition, Churchill Downs expense increased $0.8 million due to recent Kentucky Derby and Oaks project capital expenditures. Finally, depreciation and amortization expense increased $0.3 million from the incremental expense of our July 2013 acquisition of Oxford. Partially offsetting these increases was a decrease in depreciation expense of $0.6 million at our Mississippi and Louisiana properties, and a decline in depreciation expense at Calder from the sale of certain racing assets to TSG.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Interest income	$6	$6	$—	—%
Interest expense	(5,173)	(1,407)	(3,766)	U
Equity in earnings (loss) of unconsolidated investments	1,057	(887)	1,944	F
Miscellaneous, net	114	4,438	(4,324)	(97)%
Other income (expense)	$(3,996)	$2,150	$(6,146)	U
Income tax provision	$(846)	$(3,195)	$2,349	74%
Effective tax rate	19%	26%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•	Miscellaneous, net decreased $4.3 million primarily due to the prior year recognition of HRE Trust Fund proceeds of $4.2 million.

•
Interest expense increased during the three months ended September 30, 2014, primarily as a result of interest expense of $4.0 million and bond issuance cost amortization of $0.2 million, both of which are associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction in interest expense of $0.5 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
Equity in earnings (loss) of unconsolidated investments increased $1.9 million during the three months ended September 30, 2014, primarily due to earnings of $1.8 million from our investment in MVG, which opened during December 2013. In addition, during the three months ended September 30, 2013, MVG recognized pre-opening expenses of $0.5 million.

Partially offsetting these increases were licensing and development expenses of $0.4 million associated with our SHRI joint venture.

•	Our effective tax rate decreased from 26% to 19% primarily due to the current quarter impact from a decrease in our 2014 forecasted tax rate being applied to income from previous periods.
Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Churchill Downs	$8,699	$8,645	$54	1%
Arlington	28,975	30,543	(1,568)	(5)%
Calder	786	9,009	(8,223)	(91)%
Fair Grounds	5,289	5,683	(394)	(7)%
Total Racing Operations	43,749	53,880	(10,131)	(19)%
Calder Casino	18,104	19,157	(1,053)	(5)%
Fair Grounds Slots	9,453	9,781	(328)	(3)%
VSI	8,190	8,443	(253)	(3)%
Harlow's Casino	12,197	12,082	115	1%
Oxford Casino	21,887	17,730	4,157	23%
Riverwalk Casino	11,974	12,639	(665)	(5)%
Total Gaming	81,805	79,832	1,973	2%
Online Business	46,506	48,733	(2,227)	(5)%
Other Investments	5,078	7,073	(1,995)	(28)%
Corporate Revenues	290	320	(30)	(9)%
Eliminations	(3,763)	(4,342)	579	(13)%
	$173,665	$185,496	$(11,831)	(6)%
Significant items affecting comparability of our net revenues by segment include:

•
Racing Operations revenues decreased $10.1 million, primarily due to the July 1, 2014 cessation of pari-mutuel operations at Calder. Calder revenues for the three months ended September 30, 2014 consisted primarily of rental income from TSG for the use of Calder's racetrack and certain other racing and training facilities, as more fully discussed in Item 2, "Recent Developments" in this Quarterly Report on Form 10-Q. Arlington revenues declined $1.6 million due to a 14.8% decline in handle from smaller field sizes. Finally, Fair Grounds revenue declined on two fewer live quarterhorse race dates, as compared to the prior year, and a 6.9% decline in handle.

•
Online Business revenues decreased $2.2 million, reflecting a 2.9% decrease in our Online Business pari-mutuel handle as compared to a total industry handle decline of 4.2%, as reported by Equibase. Excluding the loss of Texas resident wagering that ceased on September 25, 2013, Online Business handle increased 3.0% during the three months ended September 30, 2014, outpacing a decline in industry trends by 7.2 percentage points.

•
Gaming revenues increased $2.0 million as revenues from a full period of Oxford results were partially offset by declines in revenues at certain of our other operations. Calder Casino revenue decreased $1.1 million from the impact of the cessation of its poker operations on June 30, 2014, the effect of a new regional competitor that began operations during February 2014 and the reopening of illegal Internet cafes in certain limited areas. In addition, we experienced a decline at Riverwalk, whose revenues decreased $0.7 million during the period as it continued to address a competitive regional environment and a depressed local economy through the strategic use of promotional marketing offers. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $0.6 million during the period, which mirrored a comparable decrease in the New Orleans market. Partially offsetting these declines was an increase in revenues at Harlow's, largely attributable to reductions in freeplay and higher hold rates on table games.

•
Other Investments revenues decreased $2.0 million, due primarily to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.

Adjusted Segment EBITDA and Net Earnings
In order to evaluate the performance of our operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets and other charges or recoveries). Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Racing Operations	$(1,229)	$(907)	$(322)	(36)%
Gaming	24,937	20,496	4,441	22%
Online Business	11,098	12,998	(1,900)	(15)%
Other Investments	(1,254)	469	(1,723)	U
Corporate	(1,398)	(1,215)	(183)	(15)%
Total Adjusted EBITDA	$32,154	$31,841	$313	1%
Other charges	(2,298)	—	(2,298)	U
HRE Trust Fund proceeds	—	4,249	(4,249)	(100)%
Share-based compensation	(2,213)	(5,990)	3,777	63%
Pre-opening costs	—	(500)	500	100%
MVG interest expense, net	(819)	—	(819)	U
Depreciation and amortization	(17,280)	(15,796)	(1,484)	(9)%
Interest (expense) income, net	(5,167)	(1,401)	(3,766)	U
Income tax provision	(846)	(3,195)	2,349	74%
Earnings from continuing operations	3,531	9,208	(5,677)	(62)%
Discontinued operations, net of income taxes	—	41	(41)	(100)%
Net earnings and comprehensive income	$3,531	$9,249	$(5,718)	(62)%
Excluding share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Racing Operations	$(1,505)	$(1,441)	$(64)	(4)%
Gaming	(2,319)	(1,978)	(341)	(17)%
Online Business	(1,340)	(1,198)	(142)	(12)%
Other Investments	(134)	(168)	34	20%
Corporate Income	5,298	4,785	513	11%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $4.4 million, driven by an increase in Oxford Adjusted EBITDA of $1.3 million from a full period of results during 2014, and our share of the increase in MVG operating income of $2.6 million. Furthermore, Harlow's Adjusted EBITDA increased $0.7 million from reductions in freeplay, improved profitability in its table games operations and labor savings. Partially offsetting these increases was a decline in Fair Grounds Slots and VSI Adjusted EBITDA of $0.2 million, reflecting a comparable decrease in gaming revenue in the New Orleans market.

Finally, Calder Casino Adjusted EBITDA decreased $0.2 million as favorability from lower purse contributions as a result of the TSG agreement was offset by heightened competition in the local market.

•
Racing Operations Adjusted EBITDA decreased $0.3 million primarily due to weak results at Fair Grounds and Churchill Downs. Partially offsetting these declines was an increase in Adjusted EBITDA at Calder from rental payments received from TSG, a gain on sale from certain racing assets and a reduction in other operating expenses from the cessation of pari-mutuel operations during the three months ended September 30, 2014.

•
Online Business Adjusted EBITDA decreased $1.9 million due to the loss of Texas resident wagering which generated a handle decline of $13.2 million with a corresponding decline in Adjusted EBITDA of approximately $1.7 million. In addition, the taxation requirements in New York and Pennsylvania reduced Adjusted EBITDA by a combined $1.8 million. Partially offsetting these decreases was a $1.1 million reduction in pari-mutuel tax expense due to a favorable tax ruling in Pennsylvania, and improvement in the performance of our investment in HRTV.

•
Other Investments Adjusted EBITDA decreased $1.7 million due, in part, to the impact of expenditures of $0.9 million associated with the development of our Internet gaming platform. In addition, we incurred $0.4 million in initial expenditures associated with the license application process for our New York Capital View Casino joint venture. Finally, United Tote Adjusted EBITDA declined $0.4 million due to a decrease in totalisator service revenues and lower equipment sales.

The following other items affected net earnings from continuing operations during the three months ended September 30, 2014:

•
Interest (expense) income, net increased $3.8 million primarily as a result of $4.2 million in interest expense and bond issuance cost amortization associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction of $0.4 million in interest expense due to lower outstanding balances under our Senior Secured Credit Facility.

•
Share-based compensation expense decreased $3.8 million compared to the same period of 2013, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized in the prior year. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, is $3.3 million as of September 30, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 20 months. There is no remaining unrecognized expense under the market condition awards.

•	Other charges of $2.3 million reflects severance and other benefit costs incurred upon the closure of Calder pari-mutuel operations.

•
HRE Trust Fund proceeds of $4.2 million were recognized as miscellaneous other income during the three months ended September 30, 2013, reflecting Arlington's final share of the disbursement of funds under the HRE Trust Funds related to the riverboat casino license surcharge.

•
MVG interest expense, net increased $0.8 million reflecting interest expense on a $50 million secured note payable from MVG to the MVG Sellers for the purchase of harness racing licenses and other assets, payable over a six-year term effective upon the commencement of gaming operations.

•
Depreciation and amortization expense increased $1.5 million during the three months ended September 30, 2014, due to the acceleration of expense of approximately $1.3 million related to the barns at Calder. In addition, Churchill Downs expense increased $0.8 million due to recent Kentucky Derby and Kentucky Oaks project capital expenditures. Partially offsetting these increases was a decrease in depreciation of $0.6 million at our Mississippi and Louisiana properties, and a decline in depreciation expense at Calder from the sale of certain racing assets to TSG.

•	Pre-opening costs of $0.5 million were incurred during the three months ended September 30, 2013, associated with our investment in MVG, which opened during December 2013.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues, including food and beverage, admissions and ancillary revenues, and certain other financial information and operating data for our properties (in thousands, except per common share data and live race days):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Number of thoroughbred live race days	271	284	(13)	(5)%
Net revenues:
Racing Operations	$231,069	$235,887	$(4,818)	(2)%
Gaming	250,318	218,808	31,510	14%
Online Business	149,426	143,969	5,457	4%
Other	13,813	18,302	(4,489)	(25)%
Total net revenues	$644,626	$616,966	$27,660	4%
Operating income	$104,096	$95,413	$8,683	9%
Operating income margin	16%	15%
Earnings from continuing operations	$60,164	$60,606	$(442)	(1)%
Diluted earnings from continuing operations per common share	$3.40	$3.39	$0.01	—%
Our total net revenues increased $27.7 million during the nine months ended September 30, 2014, primarily from the increase in revenues of $41.1 million from Oxford, which was acquired on July 17, 2013. Gaming revenues increased $31.5 million as the addition of Oxford revenues was partially offset by a decline in revenues at our other properties due to continued regional economic weaknesses, additional competition and inclement weather negatively affecting visitation. Online Business revenues increased $5.5 million primarily due to a 3.3% increase in handle during the nine months ended September 30, 2014. Organic growth and the return of Illinois wagering, which was temporarily ceased during the nine months ended September 30, 2013, due to the expiration of state legislation, more than offset the loss of Texas operations during the period. Revenues generated by Racing Operations decreased $4.8 million as the cessation of Calder's pari-mutuel operations and weakness at the Company's other racetracks were partially offset by higher revenues from a strong Kentucky Oaks and Kentucky Derby week. Other revenues declined $4.5 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income increased $8.7 million due to the incremental results of Oxford in addition to the impact of a successful Kentucky Oaks and Kentucky Derby week. Partially offsetting these increases were weaknesses at our Mississippi and Louisiana gaming properties, severance and other expenses related to the cessation of pari-mutuel operations at Calder, expenditures related to the development of Internet gaming technology and challenges within our Online Business segment including higher state taxation requirements and the loss of Texas wagering. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Purses & pari-mutuel taxes	$86,336	$87,930	$(1,594)	(2)%
Gaming taxes	64,524	50,546	13,978	28%
Depreciation and amortization	48,324	45,822	2,502	5%
Other operating expenses	281,173	276,788	4,385	2%
SG&A expenses	60,604	60,842	(238)	—%
Insurance recoveries, net of losses	(431)	(375)	(56)	15%
Total	$540,530	$521,553	$18,977	4%
Percent of revenue	84%	85%
Significant items affecting comparability of consolidated operating expenses include:

•
Gaming taxes increased $14.0 million, which included an increase of $15.5 million related to our July 2013 acquisition of Oxford. This increase was partially offset by a decline in expenses associated with lower gaming revenues at our other locations during the nine months ended September 30, 2014.

•
Other operating expenses increased $4.4 million, primarily reflecting $11.8 million in operating expenses incurred by Oxford during the nine months ended September 30, 2014. In addition, we incurred $2.3 million in operating expenses related to the development of our Internet gaming technology. Furthermore, we experienced increased content costs of $3.3 million from organic handle growth and from growth in the Online Business' third-party white-label services. Partially offsetting these increases was a decrease of $5.4 million in Calder operating expenses since the cessation of its pari-mutuel operations on July1, 2014. In response to declining revenues, we reduced salary, contract labor, marketing and other operating expenses across our segments by $7.9 million.

•
Purses and pari-mutuel taxes decreased $1.6 million during the nine months ended September 30, 2014. Calder incurred lower expenses of $4.2 million primarily due to the conclusion of pari-mutuel operations on July 1, 2014. In addition, our Illinois and Louisiana properties declined $3.0 million consistent with the declines in revenues. Partially offsetting these declines, Online Business pari-mutuel taxes increased $4.3 million, primarily due to new taxation requirements in New York and Pennsylvania. In addition, Churchill Downs Racetrack incurred higher expenses of $1.3 million, due primarily to an increase in purse expense resulting from an increase in its take-out rate during its spring and September meets.

•
SG&A expenses decreased $0.2 million primarily due to a decrease in share-based compensation expense of $5.0 million as expenses associated with grants made under the New Company LTIP were substantially recognized during previous periods. In addition, development expenses declined $0.8 million. Partially offsetting these declines was non-recurring compensation expenses of $2.3 million due to the conclusion of Calder pari-mutuel operations. Furthermore, we experienced increases of $1.7 million in SG&A expenses associated with the Oxford acquisition and $0.5 million associated with the development of our Internet-gaming platform. Finally, expenses for the Kentucky gaming initiative and salaries and benefits increased by $1.2 million.

•
Depreciation and amortization expense increased $2.5 million during the nine months ended September 30, 2014, due, in part, to the impact of our July 2013 acquisition of Oxford, which included an incremental $3.2 million of expenses during the nine months ended September 30, 2014. Calder depreciation expense increased $0.8 million related to the acceleration of expense related to the Calder barns as we assessed alternative uses of the assets and reviewed the useful lives of the assets as a result of the cessation of pari-mutuel operations. Partially offsetting these increases was a decrease in depreciation of $1.3 million at our Louisiana and Mississippi properties primarily associated with fully depreciated assets.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Interest income	15	$105	$(90)	(86)%
Interest expense	(15,107)	(4,139)	(10,968)	U
Equity in earnings (loss) of unconsolidated investments	5,853	(1,682)	7,535	F
Miscellaneous, net	482	5,468	(4,986)	(91)%
Other income (expense)	$(8,757)	$(248)	$(8,509)	U
Income tax provision	(35,175)	(34,559)	$(616)	(2)%
Effective tax rate	37%	36%

Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased during the nine months ended September 30, 2014, primarily as a result of interest expense of $12.0 million and bond issuance cost amortization of $0.6 million, both of which are associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction in other interest expense of $1.5 million due to lower outstanding balances under our Senior Secured Credit Facility.

•
Equity in earnings (loss) of unconsolidated investments increased $7.5 million during the nine months ended September 30, 2014, primarily due to earnings of $6.7 million from our investment in MVG, which opened during December 2013. In addition, during the nine months ended September 30, 2013, MVG recognized pre-opening expenses of $1.2 million.

•
Miscellaneous, net decreased $5.0 million primarily due to the prior year recognition of HRE Trust Fund proceeds of $4.5 million and a decrease in income associated with a third-party food and beverage provider.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Churchill Downs	$134,362	$124,019	$10,343	8%
Arlington	59,084	60,830	(1,746)	(3)%
Calder	19,231	28,825	(9,594)	(33)%
Fair Grounds	30,489	32,580	(2,091)	(6)%
Total Racing Operations	243,166	246,254	(3,088)	(1)%
Calder Casino	58,560	60,109	(1,549)	(3)%
Fair Grounds Slots	30,823	32,123	(1,300)	(4)%
VSI	25,771	27,449	(1,678)	(6)%
Harlow's Casino	38,425	40,533	(2,108)	(5)%
Oxford Casino	58,808	17,730	41,078	F
Riverwalk Casino	37,931	40,864	(2,933)	(7)%
Total Gaming	250,318	218,808	31,510	14%
Online Business	150,140	144,626	5,514	4%
Other Investments	15,801	20,596	(4,795)	(23)%
Corporate Revenues	949	894	55	6%
Eliminations	(15,748)	(14,212)	(1,536)	11%
	$644,626	$616,966	$27,660	4%
Significant items affecting comparability of our net revenues by segment include:

•
Gaming revenues increased $31.5 million as incremental revenues from the Oxford acquisition were partially offset by declines in revenues at our other locations. Calder Casino revenue decreased $1.5 million primarily from the loss of poker room revenue of $1.4 million from the closure of its poker room on June 30, 2014. We experienced declines at our Mississippi properties, Harlow's and Riverwalk, whose combined revenues decreased $5.0 million during the period. Both Mississippi properties continued to be hindered by economic weakness in the region. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $3.0 million during the period. Fair Grounds Slots and VSI experienced attendance declines of 8% and 15%, respectively, compared to the same period of 2013, as poor weather conditions and a three-day maintenance closure at Fair Grounds Slots contributed to the decline in net revenues and mirrored a comparable decrease in the New Orleans market.

•
Online Business revenues grew by $5.5 million, reflecting a 3.3% increase in our Online Business pari-mutuel handle as compared to a total industry handle decline of 2.5%, as reported by Equibase. Organic growth and the reinstatement of wagering in Illinois partially offset the loss of Texas wagering during the period. Excluding the net impact of the Illinois and Texas disruptions, Online Business handle increased 5.6% during the nine months ended September 30, 2014, due, in part, to a 19% increase in unique players and outpacing industry growth by 8.1 percentage points.

•
Racing Operations revenues decreased $3.1 million, as the cessation of Calder pari-mutuel operations on July 1, 2014 and weaknesses at Fair Grounds and Arlington more than offset strong Kentucky Oaks and Kentucky Derby week results at Churchill Downs. Calder revenues declined $9.6 million during the nine months ended September 30, 2014, which included a decline of $8.2 million in revenues during the period since the closure of pari-mutuel operations. The additional loss of revenue at Calder was due to the loss of hosting revenues and declines in wagering from Florida out-of-state locations partially offset by additional live race dates during the first quarter. Fair Grounds revenues declined $2.1 million as inclement weather caused turf races to be removed and negatively impacted wagering and attendance. Partially offsetting these declines, Kentucky Oaks and Kentucky Derby week revenues improved from the same period of 2013 due to revenues from a newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering.

•	Other Investments revenues decreased $4.8 million, due to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.
Adjusted Segment EBITDA and Net Earnings
The following table presents Adjusted EBITDA by operating segment and a reconciliation of Adjusted EBITDA to net earnings (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Racing Operations	$66,600	$58,353	$8,247	14%
Gaming	78,362	61,788	16,574	27%
Online Business	35,135	38,424	(3,289)	(9)%
Other Investments	(3,280)	1,698	(4,978)	U
Corporate	(3,645)	(3,380)	(265)	(8)%
Total Adjusted EBITDA	$173,172	$156,883	$16,289	10%
Other charges	(2,298)	—	(2,298)	U
Insurance recoveries, net of losses	431	375	56	15%
HRE Trust Fund proceeds	—	4,541	(4,541)	(100)%
Share-based compensation expense	(10,567)	(15,567)	5,000	32%
Pre-opening costs	(27)	(1,211)	1,184	98%
MVG Interest Expense	(1,956)	—	(1,956)	U
Depreciation and amortization	(48,324)	(45,822)	(2,502)	(5)%
Interest (expense) income, net	(15,092)	(4,034)	(11,058)	U
Income tax provision	(35,175)	(34,559)	(616)	(2)%
Earnings from continuing operations	60,164	60,606	(442)	(1)%
Discontinued operations, net of income taxes	—	(1)	1	100%
Net earnings and comprehensive income	$60,164	$60,605	$(441)	(1)%

Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Racing Operations	$(5,683)	$(5,500)	$(183)	(3)%
Gaming	(5,850)	(4,888)	(962)	(20)%
Online Business	(3,573)	(3,174)	(399)	(13)%
Other Investments	(347)	(443)	96	22%
Corporate Income	15,453	14,005	1,448	10%
Total management fees	$—	$—	$—

Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Gaming Adjusted EBITDA increased $16.6 million, as the increase in Oxford Adjusted EBITDA of $11.1 million and our share of the increase in MVG operating income of $8.7 million more than offset unfavorable results at our other facilities. Fair Grounds Slots and VSI Adjusted EBITDA decreased $1.4 million compared to the same period of 2013 as market weakness and poor weather conditions hindered visitation and wagering at the Louisiana properties. Harlow's and Riverwalk Adjusted EBITDA declined $0.8 million as continuing regional economic weakness negatively impacted results during the nine months ended September 30, 2014. Finally, Calder Casino Adjusted EBITDA decreased $1.0 million from heightened competition in the local market.

•
Racing Operations Adjusted EBITDA increased $8.2 million due to increased profitability of $8.8 million from the Kentucky Oaks and Kentucky Derby week driven by the newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. In addition, Adjusted EBITDA at Calder improved $0.5 million, largely due to rental payments from TSG and a gain on sale of certain racing assets. Furthermore, Arlington Adjusted EBITDA increased $0.5 million in part due to cost controls which were implemented to address declining revenues. Partially offsetting these increases was a decrease at Churchill Downs, excluding Kentucky Oaks and Kentucky Derby week, from reductions in pari-mutuel revenue from a declining thoroughbred horse population and starters per race.

•
Online Business Adjusted EBITDA decreased $3.3 million during the nine months ended September 30, 2014. The loss of Texas wagering generated a handle decline of $42.2 million with a corresponding decline in Adjusted EBITDA of approximately $5.4 million. In addition, the taxation requirements in New York and Pennsylvania reduced Adjusted EBITDA by $4.4 million despite a favorable ruling in Pennsylvania which reduced taxes by $1.1 million during the nine months ended September 30, 2014. These decreases were partially offset by organic handle growth of 5.6%, the reinstatement of Illinois wagering, and improvement in the performance of our investment in HRTV and lower development costs associated with Luckity.com.

•
Other Investments Adjusted EBITDA decreased $5.0 million due, in part, to the impact of expenditures of $2.8 million associated with the development of our Internet gaming platform. In addition, United Tote Adjusted EBITDA declined $1.5 million due to a decline in totalisator service revenues and lower equipment sales. Finally, we incurred $0.8 million in initial expenditures associated with the license application process for our New York casino joint venture.

The following other items affected net earnings from continuing operations during the nine months ended September 30, 2014:

•
Interest (expense) income, net increased $11.1 million primarily as a result of $12.6 million in interest expense and bond issuance cost amortization associated with our $300 million Senior Unsecured Note Offering which closed in December 2013. Partially offsetting this increase was a reduction of $1.5 million in interest expense due to lower outstanding balances under our Senior Secured Credit Facility.

•
Share-based compensation expense decreased $5.0 million compared to the same period of 2013, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized during 2013. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, was $3.3 million as of September 30, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 20 months. There is no remaining unrecognized expense under the market condition awards.

•
HRE Trust Fund proceeds of $4.5 million were recognized as miscellaneous other income during the nine months ended September 30, 2013, reflecting Arlington's final share of the disbursement of funds related to the riverboat casino license surcharge.

•	Other charges of $2.3 million reflect severance and other benefit costs incurred upon the closure of Calder pari-mutuel operations.

•
MVG interest expense, net increased $2.0 million reflecting interest expense on a $50 million secured note payable from MVG to the MVG Sellers for the purchase of harness racing licenses and other assets, payable over a six-year term effective upon the commencement of gaming operations.

•
Depreciation and amortization expense increased $2.5 million during the nine months ended September 30, 2014 due to additional depreciation and amortization expense of $3.2 million associated with the Oxford acquisition. In addition, we recognized an increase in Calder depreciation expense of $0.8 million related to the acceleration of expense on certain racing assets. Partially offsetting these increases was a reduction in depreciation expense of $1.3 million at our Louisiana and Mississippi facilities.

•	Pre-opening costs of $1.2 million were incurred during the nine months ended September 30, 2013, associated with our investment in MVG, which opened during December 2013.
Consolidated Balance Sheet
The following table is a summary of our overall financial position as of September 30, 2014 and December 31, 2013 (in thousands):

			Change
	September 30, 2014	December 31, 2013	$	%
Total assets	$1,332,264	$1,352,261	$(19,997)	(1)%
Total liabilities	$617,265	$647,472	$(30,207)	(5)%
Total shareholders' equity	$714,999	$704,789	$10,210	1%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include decreases in income taxes receivable of $12.4 million, accounts receivable of $11.2 million, restricted cash of $8.9 million and net intangibles of $6.2 million during the nine months ended September 30, 2014. The decrease in income taxes receivable reflects the receipt of a 2013 federal income tax refund of $8.3 million, partially offset by the impact of tax deductions associated with benefits related to equity compensation and 2014 estimated federal income tax payments. The decrease in accounts receivable is primarily due to the collection of amounts associated with the 2014 Kentucky Oaks and Kentucky Derby, less amounts billed for the 2015 event. The decrease in restricted cash reflects the release of $8.8 million in cash associated with the HRE Trust Fund proceeds upon payment of earned purses by Arlington. The decrease in net intangibles is attributable to current year amortization expense associated with our definite-lived intangible assets.

Partially offsetting these decreases were increases in our investment in unconsolidated affiliate of $13.0 million and other current assets of $4.4 million during the nine months ended September 30, 2014. The increase in investment in unconsolidated affiliate is due to our 2014 investment of $6.5 million in MVG, in addition to our equity gains from the venture. The increase in other current assets is due to our annual insurance prepayments made during the nine months ended September 30, 2014 and increases in general prepaid assets associated with the underlying growth of the Company.

•
Significant changes within total liabilities include decreases of $37.4 million in deferred revenue, $15.2 million in dividends payable and $6.3 million in purses payable. Deferred revenue declined primarily due to the recognition of revenue related to the 2014 Kentucky Oaks and Kentucky Derby week. The decrease in dividends payable reflects the payment of our dividend declared during 2013. The decline in purses payable is driven by the distribution of the final Arlington HRE Trust Fund proceeds.

Partially offsetting these decreases were increases in long-term debt of $14.2 million, accounts payable and bank overdraft of $7.5 million and accrued interest of $4.2 million. The increase in long-term debt primarily reflects funding for our investment in MVG, our 2014 share repurchase and our other equity investments, partially offset by free cash flow. The increase in accounts payable is due to higher settlement payable balances, including those associated with our third-party settlement operations. Finally the increase in accrued interest is associated with our Senior Unsecured Notes.

•
Significant changes within shareholders' equity were increases from current year net income of $60.2 million, the issuance of common shares from stock option exercises of $8.6 million, current year amortization expense of $10.8 million on equity compensation and a windfall tax benefit associated with equity compensation awards of $6.9 million. Partially offsetting these increases was a decrease of $61.6 million from our common stock repurchase and a decrease of $14.7 million from the cancellation of shares for payment of income taxes owed on vested shares.

Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Nine Months Ended September 30,		Change
Cash flows from:	2014	2013	$	%
Operating activities	$114,245	$114,373	$(128)	—%
Investing activities	$(59,423)	$(220,942)	$161,519	73%
Financing activities	$(57,489)	$113,143	$(170,632)	U
Significant items affecting the comparability of our liquidity and capital resources include:

•
Cash provided by operating activities remained consistent with the amount generated during the nine months ended September 30, 2013. Improvements in cash flows included the acquisition of Oxford, the increased profitability of Kentucky Oaks and Kentucky Derby week, a 2013 federal income tax refund of $8.3 million, favorable timing of payments within our pari-mutuel simulcasting operations and other favorable net working capital items. Substantially offsetting these improvements were reductions in cash flows including severance and other employee benefits costs related to the closure of Calder's pari-mutuel operations, the prior year receipt of HRE Trust Fund proceeds, a decline in profitability at our Mississippi and Louisiana gaming properties, increased taxation of our Online Business, investments in our Internet gaming platform and unfavorable timing of collections related to the 2014 Kentucky Derby and Kentucky Oaks. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The decrease in cash used in investing activities is primarily due to the prior year acquisition of Oxford for $154.9 million, net of cash acquired. In addition, capital contributions to our Ohio joint venture decreased $20.5 million during the nine months ended September 30, 2014, partially offset by funding of $2.9 million for our New York joint venture. Finally, property and equipment additions were higher from capital expenditures at Churchill Downs for projects associated with the 2014 Kentucky Derby and Kentucky Oaks.

•
The increase in cash used in financing activities is due to the repurchase of 691 thousand shares of common stock in a privately negotiated transaction, at a cost of $61.6 million during the nine months ended September 30, 2014. Furthermore, we funded $15.2 million in dividend payments for our annual dividend declared during 2013. Finally, we decreased our net borrowings under our Senior Secured Credit Facility by $100.9 million during the nine months ended September 30, 2014, primarily due to the prior year acquisition of Oxford. Partially offsetting these items was an increase in cash received of $6.3 million related to the exercise of stock options.

During 2013, we funded $70.5 million in capital contributions to MVG, and since the joint venture commenced during 2012, we have funded $96.9 million in capital contributions, including $6.5 million funded during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014, we funded $2.9 million to our New York joint venture. During the fourth quarter of 2014, we anticipate providing additional capital contributions of $9.5 million to both joint ventures.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Maintenance-related capital expenditures	$18,170	$13,807	$4,363	32%
Capital project expenditures	30,684	16,051	14,633	91%
Additions to property and equipment	$48,854	$29,858	$18,996	64%
Net cash provided by operating activities	$114,245	$114,373	$(128)	—%
Maintenance-related capital expenditures	(18,170)	(13,807)	(4,363)	32%
Free cash flow	$96,075	$100,566	$(4,491)	(4)%
During the nine months ended September 30, 2014, the increase in capital project expenditures, as compared to the same period of 2013, primarily reflects capital expenditures related to the Big Board, Rooftop Garden and Grandstand Terrace at Churchill Downs.
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
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of September 30, 2014, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the

Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At September 30, 2014, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	11.2 to 1	> 3.0 to 1.0
Total Leverage Ratio	2.0 to 1	< 5.0 to 1.0
Senior Secured Leverage Ratio	0.5 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2014, we had $83.4 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
PENNSYLVANIA ADW TAXATION
On June 13, 2014, we filed a lawsuit in the Commonwealth Court of Pennsylvania styled Churchill Downs Incorporated and Churchill Downs Technology Initiatives Company v. the Commonwealth of Pennsylvania, et al., (Docket No. 322 MD 2014) challenging the constitutionality of Pennsylvania laws that, among other things, state that out-of-state companies must pay a 10% tax on ADW wagers. On September 30, 2014, the Company and the Commonwealth of Pennsylvania settled the above captioned dispute. The Company through its subsidiary Churchill Downs Technology Initiatives Company will now be subject to the same tax rate paid by in-state racetracks on online wagers. During October 2014, we filed a petition for refund with the Pennsylvania Department of Revenue for $1.9 million to reimburse us for taxes paid at the 10% taxation rate for the period from October 1, 2013 through June 30, 2014.
LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed their First Amended Petition for Declaratory Judgment, Permanent Injunction, and Damages-Class Action naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit seeking dismissal on various grounds.
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount as an other asset. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. No trial date has been set.
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
TEXAS PARI-MUTUEL WAGERING
On September 21, 2012, the Company filed a lawsuit in the United States District Court for the Western District of Texas styled Churchill Downs Incorporated; Churchill Downs Technology Initiatives Company d/b/a TwinSpires.com v. Chuck Trout, in his official capacity as Executive Director of the Texas Racing Commission; Gary P. Aber, Susan Combs, Ronald F. Ederer, Gloria Hicks, Michael F. Martin, Allan Polunsky, Robert Schmidt, John T. Steen III, Vicki Smith Weinberg, in their official capacity as members of the Texas Racing Commission (Case No. 1:12-cv-00880-LY) challenging the constitutionality of a Texas law requiring residents of Texas that desire to wager on horseraces to wager in person at a Texas race track. In addition to its complaint, on September 21, 2012, the Company filed a motion for preliminary injunction seeking to enjoin the state from taking any action to enforce the law in question. In response, on October 9, 2012, counsel for the state assured both the Company and the court that the state would not enforce the law in question against the Company without prior notice, at which time the court could then consider the motion for preliminary injunction. On April 15, 2013, both parties filed their opening briefs, and a trial was held on May 2, 2013. On September 23, 2013, the United States District Court for the Western District of Texas ruled against the Company and upheld the Texas law at issue. Subsequently, on September 25, 2013, the Company ceased taking wagers from Texas residents via TwinSpires.com and returned deposited funds to Texas residents. The Company filed a motion for an expedited hearing in the United States Court of Appeals, which was granted on October 17, 2013. The Texas Racing Commission, et. al., filed an appellate brief on December 13, 2013. The Company filed its brief in reply on December 30, 2013. Oral arguments were heard before the United States Court of Appeals for the Fifth Circuit on February 4, 2014. On September 25, 2014, the United States Court of Appeals for the Fifth Circuit issued an unpublished opinion affirming the United States District Court for the Western District of Texas and its ruling in favor of the Texas Racing Commission. The Company is now evaluating its options at all levels.
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
"Issuer Purchases of Equity Securities"
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/14-7/31/2014	3,407	$86.49	—	$—	$38,438,810
8/1/14-8/31/2014	1,778	93.00	—	—	—
9/1/14-9/30/2014	8,121	95.24	—	—	—
Total	13,306	$92.70	—	$—	$38,438,810	(2)
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
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

October 29, 2014	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

October 29, 2014	/s/ William E. Mudd
William E. Mudd
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)
Form of Executive Change in Control, Severance and Indemnity Agreement dated as of August 27, 2014 executed between Churchill Downs Incorporated and Robert L. Evans, William C. Carstanjen, William E. Mudd, and Alan K. Tse.
Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2014

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document