Form 10-K
period 2014-12-31
CHURCHILL DOWNS INC
filed 2015-02-25
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 20, 2015, 17,632,693 shares of the Registrant’s Common Stock were outstanding. As of June 30, 2014 (based upon the closing sale price for such date on the NASDAQ Global Market), the aggregate market value of the shares held by non-affiliates of the Registrant was $1,177,242,546.
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2015 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Form 10-K filing includes 120 pages, which includes an exhibit index on pages 117-120.

CHURCHILL DOWNS INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

PART I

ITEM 1.	BUSINESS

A.	Introduction
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, online account wagering on horseracing and casino gaming. We are also one of the world's largest producers and distributors of online and mobile casual games. Our principal executive offices are located at 600 North Hurstbourne Parkway, Suite 400, Louisville, Kentucky, 40222.
We manage our operations through five operating segments as follows:

1.	Racing, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred and quarterhorse racing operation in New Orleans along with twelve OTBs in Louisiana; and

•
Calder Race Course (“Calder”), a thoroughbred racing facility in Miami Gardens, Florida, where as of July 1, 2014, we ceased pari-mutuel operations, except for limited operations conducted by a third party.

2.	Casinos, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which we acquired on July 17, 2013. Oxford operates approximately 860 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 690 slot machines, 15 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,130 slot machines and included a poker room branded “Studz Poker Club” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 710 video poker machines in southeast Louisiana which are located within ten of our OTBs; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened on December 12, 2013. MVG has approximately 1,580 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	TwinSpires, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry;

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel, which was divested on January 2, 2015; and

•	Luckity, an ADW business that offered real-money online bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces which ceased operations during the fourth quarter of 2014.

4.	Big Fish Games, Inc. ("Big Fish Games") which:

•
Is headquartered in Seattle, Washington with locations in Oakland, California and Luxembourg, which we acquired on December 16, 2014. Big Fish Games is a producer of premium paid, casual free-to-play and casino-style games for PCs and mobile devices.

5.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•
Capital View Casino & Resort, a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") formed to bid on the development and management of a destination casino and resort in the Capital Region of New York;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, which we acquired on February 10, 2012; and

•	Our other minor investments.

B.	Acquisition, Development & Disposal Activity
Big Fish Games
On December 16, 2014, the Company completed the acquisition of Big Fish Games for upfront consideration of $485 million plus a working capital adjustment with an earnout payment of up to $350 million. Big Fish Games, headquartered in Seattle, Washington, with offices in Oakland, California and Luxembourg, employs approximately 580 employees and develops casual games for PCs and mobile devices worldwide. Big Fish Games operates in three business lines: premium paid, casino and casual free-to-play. The Company acquired Big Fish Games to leverage its casino and casual game experience, as well as its assembled workforce, and to position itself as a leader in the mobile and online games industry. The Company financed the upfront consideration for the acquisition with borrowings under its Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) and a $200 million Term Loan Facility (“Term Loan”) added to its existing Senior Secured Credit Facility.
Saratoga Harness Racing, Inc. Joint Ventures
On May 13, 2014, the Company entered into a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On June 30, 2014, the joint venture filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. On December 17, 2014, the New York State Facility Location Board recommended that the Capital Region license be granted to another bidder.
During the year ended December 31, 2014, the Company incurred $1.0 million in equity losses in its other investments segment associated with the license application process and funded $3.3 million to the joint venture. Due to the result of the bidding process, we recorded an impairment loss of $1.6 million to reduce the value of the Company's investment in the joint venture to its estimated fair market value of $1.1 million.
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which owns Saratoga Casino and Raceway in Saratoga Springs, NY; SHRI's controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado; SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs, New York; its interest in the proposed Capital View Casino & Resort in East Greenbush, New York; and SHRI's interest in a joint venture with Rush Street Gaming to build the proposed Hudson Valley Casino and Resort in Newburgh, New York.
In addition, the Company signed a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway and Saratoga Casino Black Hawk. Both the funding of the equity investment and the commencement of the management agreement are subject to regulatory approval and licensing requirements in New York and Colorado.
Oxford
On July 17, 2013, the Company completed its acquisition of Oxford in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino with various dining facilities on approximately 130 acres of land. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its Senior Secured Credit Facility. During December 2013, Oxford continued an expansion of its facilities, adding an additional 46 slot machines and four table games. An additional twelve slot machines were added to the facilities during 2014.

Miami Valley Gaming Joint Venture
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) casino facility in Lebanon, Ohio.
Through the joint venture agreement, the Company and DNC formed a new company, MVG, to manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT casino facility.  During the years ended December 31, 2014, 2013 and 2012, the Company funded $14.6 million, $70.5 million and $19.9 million in capital contributions to the joint venture, respectively. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six-year term effective upon the commencement of casino operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
On December 12, 2013, the new facility opened on a 120-acre site. The facility includes a 5/8-mile harness racing track and a 186,000-square-foot gaming facility with approximately 1,580 VLTs. MVG has invested approximately $204.6 million in the new facility, which includes a $50.0 million license fee.
Luckity ADW Operations
On November 4, 2014, we ceased operations of Luckity, our ADW business which offered real-money online bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces. We determined that Luckity did not achieve the expected financial returns and was unlikely to significantly improve its results. During the fourth quarter of 2014, we recorded an impairment charge of $3.2 million for fixed assets specifically associated with Luckity. We do not expect to incur any additional, material expenditures in connection with ceasing operations.
Calder Racecourse
On July 1, 2014, we finalized an agreement with The Stronach Group (“TSG”) under which TSG operates, at TSG’s expense, live racing and maintains certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, includes a lease to TSG of Calder’s racetrack and certain other racing and training facilities, including a portion of the barns on Calder’s backside consisting of approximately 430 stalls. TSG will operate live horse racing at Calder under Calder’s racing permits in compliance with all applicable laws and licensing requirements. TSG operates and maintains the racing and training facilities at Calder on a year-round basis. Furthermore, TSG is responsible for substantially all of the direct and indirect costs associated with these activities and receive the associated revenues. We continue to own and operate the Calder Casino.
As part of the agreement with TSG, effective July 1, 2014, we amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of non-stakes purse supplements payable by the Calder Casino from 12 percent to 10 percent of slot machine revenue. Finally, we modified our HRTV operating and ownership agreement with TSG which resulted in the divestiture of the Company’s interest in HRTV on January 2, 2015.
Bluff
Bluff, which we acquired in February 2012, operates a poker periodical, BLUFF Magazine and BluffMagazine.com; ThePokerDB, a comprehensive online database and resource that tracks and ranks the performance of poker players and tournaments; and various other news and content forums. During January 2015, we ceased the distribution of BLUFF Magazine in paper form and now distribute Bluff only electronically.

C.	Racing
We conduct live horseracing at Churchill Downs, Fair Grounds and Arlington. The following is a summary of our significant live racing events, a description of our properties and our annual racing calendar.
The Kentucky Derby and the Kentucky Oaks, both held at Churchill Downs, continue to be our premier racing events offering minimum purses of $2.0 million and $1.0 million, respectively. The Kentucky Derby is the first race of the annual series of races for 3-year old thoroughbreds known as the Triple Crown. Our other significant stakes races include the Arlington Million at Arlington and the Louisiana Derby at Fair Grounds, each of which offers purses of approximately $0.8 million.
Churchill Downs
The Churchill Downs racetrack site and improvements (the “Churchill facility”) are located in Louisville, Kentucky. Churchill Downs has conducted thoroughbred racing continuously since 1875 and is internationally known as the home of the Kentucky Derby. The Churchill facility consists of approximately 147 acres of land with a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand, luxury suites and a stabling area. The Churchill facility accommodates approximately 57,400 persons in our clubhouse, grandstand, Jockey Club Suites, Finish Line Suites, Grandstand Terrance, Rooftop Garden and Mansion. The Churchill facility also has a saddling paddock, accommodations for groups and special events, parking areas for the public, our racetrack office facilities, and includes permanent lighting in order to accommodate night races. The stable area has barns sufficient to accommodate approximately 1,400 horses, a 114-room dormitory and other facilities for backstretch personnel. The Churchill facility also includes a simulcast wagering facility, "The Parlay", designed to accommodate 600 persons, which is Churchill Downs' simulcast wagering facility during the months outside of its live racing meets and houses the track's media operations in the weeks leading up to the Kentucky Derby, and a hospitality venue, "The Mansion". The Mansion, located on the sixth floor of the Clubhouse, is used primarily during the Kentucky Derby and Kentucky Oaks. The Mansion has accommodations for 296 guests and offers seating in its Dining Room, Living Room, Library, Parlor and Veranda. The Churchill facility opened the Grandstand Terrace and Rooftop Garden during the second quarter of 2014. This new area offers nearly 2,400 new seats and updated restrooms, wagering windows and food and beverage offerings. In the second quarter of 2014, the Churchill facility also completed the installation of a 15,224 square foot, state of the art high-definition video board, which provides an enhanced viewing experience for patrons. During the second quarter of 2015, the Churchill facility plans to open its new winner's circle suites and a courtyard. The winner's circle suites will include 20 private, open-air suites reserved specifically for Kentucky Derby and Oaks horsemen. The courtyard will be a spacious lawn area in front of the winner's circle suites.
To supplement the facilities at Churchill Downs, we provided additional stabling facilities sufficient to accommodate 500 horses and a three-quarter (3/4) mile dirt track at a facility known as Trackside Louisville. Trackside Louisville previously operated as a simulcast wagering facility until 2013, when it ceased operations. The simulcast wagering portion of the facility, a 100,000 square-foot property on approximately 88 acres of land, was razed during January 2015.
As part of financing improvements to the Churchill facility, during 2002, we transferred title of the Churchill facility to the City of Louisville, Kentucky and leased back the facility. Subject to the terms of the lease, we can re-acquire the facility at any time for $1.00.
Calder
The Calder racetrack and improvements (the “Calder facility”) are located in Miami-Dade County, Florida. The Calder facility is adjacent to Sun Life Stadium, home of the Miami Dolphins, and consists of approximately 231 acres of land with a one-mile dirt track, seating for 15,000 persons, food and beverage facilities, barns and stabling facilities. During 2014, Calder raced from January to June. Effective July 1, 2014, TSG assumed racing operations at the facility, as more fully described in subheading "J. Government Regulation, Florida" in Item 1. "Business" of this Annual Report on Form 10-K. We continue to assess potential alternative uses of the Calder facility not associated with the TSG lease agreement, and during 2014, we accelerated deprecation expense related to Calder's barns, which are not expected to be utilized subsequent to December 31, 2014.
Fair Grounds
The Fair Grounds racetrack facility, located in New Orleans, Louisiana, consists of approximately 145 acres of land, a one-mile dirt track, a seven-eighths (7/8) mile turf track, a grandstand and a stabling area. The facility includes clubhouse and grandstand seating for approximately 5,000 persons, a general admissions area and food and beverage facilities ranging from concessions to clubhouse dining. The stable area consists of a receiving barn, feed rooms, tack rooms, detention barns and living quarters that can accommodate 132 persons and approximately 2,000 horses. The Fair Grounds facility also features a saddling paddock, parking areas and office facilities.
Arlington
The Arlington racetrack, located in Arlington Heights, Illinois, was constructed in 1927 and reopened its doors in 1989 after a fire four years earlier. The racetrack sits on 336 acres, has a one and one-eighth (1 1/8) mile synthetic track, a one-mile turf track and a five-eighths (5/8) mile training track. The facility includes a clubhouse, grandstand and suite seating for 6,045 persons and food and beverage facilities. The stable area has 34 barns able to accommodate approximately 2,200 horses and a temporary housing unit that accommodates 288 persons. The Arlington facility also features a saddling paddock, parking areas and office facilities.
Racing Calendar
The following table is a summary of our expected 2015 and actual 2014 live thoroughbred racing dates for each of our racetracks. Racing dates are generally approved annually by the respective state racing authorities:

	2015		2014
Racetrack	Racing Dates	# of Days	Racing Dates	# of Days
Churchill Downs
Spring Meet	April 25 - June 27	38	April 26 - June 29	38
September Meet	Sept. 11- Sept. 27	11	Sept. 4 - Sept. 28	12
Fall Meet	Nov. 1 - Nov. 29	21	Oct. 26 - Nov. 30	24
		70		74
Calder Race Course
Calder Meet	N/A	—	Jan. 1 - June 30	79
Tropical Meet	N/A	—	N/A	—
		—		79

Arlington	April 27 - Sept. 30	77	May 2 - Sept. 28	89

Fair Grounds
Winter Meet 13/14			Jan. 1 - Mar. 30	53
Winter Meet 14/15	Jan.1 - Mar. 29	57	Nov. 20 - Dec. 31	24
Winter Meet 15/16	Nov. 20 - Dec. 31	24
		81		77

Total thoroughbred race dates		228		319

During 2015, MVG expects to conduct 89 days of live harness racing during the months of January through May. In 2014, MVG conducted 64 days of live harness racing.

D.	Simulcasting
We generate a significant portion of our pari-mutuel wagering revenues by sending signals of races from our racetracks to other facilities and businesses (“export”) and receiving signals from other racetracks (“import”). Revenues are earned through pari-mutuel wagering on signals that we both import and export. Arlington, Churchill Downs, Fair Grounds and the Company's OTBs in Illinois and Louisiana offer year-round simulcast wagering. Calder ceased operating as a simulcast wagering facility on July 1, 2014.
Off-Track Betting Facilities
To create a common identity for our multi-state OTB operations, we have collectively branded each OTB location a “Trackside” OTB. Trackside Louisville, a 100,000 square-foot OTB in Louisville, Kentucky, ceased simulcast operations during 2013 and was razed during January 2015.
Arlington operates ten Trackside OTBs that accept wagers on races at Arlington as well as on races simulcast from other locations. One OTB is located on the Arlington property and another, Quad City Downs, was located in East Moline, Illinois on approximately 122 acres. The Quad City Downs facility ceased operations on January 31, 2015. Arlington also leases an OTB located in Waukegan, Illinois consisting of approximately 25,000 square-feet. Arlington operates eight OTBs within existing non-owned Illinois restaurants under license agreements. These OTBs are located in Chicago, which was relocated from its previous location in June 2012, Orland Hills, Villa Park, Rockford, South Elgin, McHenry, Hodgkins and Aurora and opened in April 2012, July 2011, December 2009, December 2002, June 2003, December 2007 and April 2013, respectively.
Fair Grounds operates twelve OTBs that accept wagers on races at Fair Grounds as well as on races simulcast from other locations. The Gentilly OTB is located on the Fair Grounds property. Another OTB is located in Kenner, Louisiana and consists of approximately 4.3 acres. Fair Grounds also leases its other OTBs in the southeastern Louisiana communities of: Chalmette, Covington, Elmwood, Gretna, Houma, LaPlace, Metairie, Boutte, Thibodaux and Westwego. Leased space for these OTBs ranges from approximately 5,000 to 20,000 square-feet per facility. Video poker is offered at Chalmette, Kenner, Elmwood, Gretna, Houma, LaPlace, Boutte, Metairie, Thibodaux and Westwego.

E.	Casinos
During March 2012, the Company entered into a 50% joint venture with DNC to develop a new harness racetrack and VLT casino facility in Lebanon, Ohio. On December 12, 2013, the new facility opened on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000 square-foot gaming facility with approximately 1,600 VLTs.
On July 17, 2013, we completed the acquisition of Oxford in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000 square-foot casino with approximately 800 slot machines, 22 table games and dining facilities on approximately 130 acres of land. During 2014, we completed a casino expansion project at Oxford, including an additional 2,000 square-feet, 58 slot machines and two table games.
On October 23, 2012, we completed the acquisition of Riverwalk in Vicksburg, Mississippi for cash consideration of approximately $145.6 million. The transaction included the acquisition of a 25,000 square-foot casino with approximately 725 slots machines and 18 table games, an 80-room hotel, a 5,600 square-foot event center and dining facilities on approximately 22 acres of land.
On December 16, 2010, we completed the acquisition of Harlow’s in Greenville, Mississippi for cash consideration of approximately $140.4 million. The transaction included the acquisition of a 33,000 square-foot casino with approximately 900 slot machines and 21 tables games, a 105-room attached hotel, a 2,600 seat entertainment center and three dining facilities. Harlow’s is located on approximately 78 acres of leased land adjacent to U.S. Highway 82 in Greenville, Mississippi. The property is visible from the highway and is the first casino facility encountered when crossing the Greenville Bridge into Mississippi from Arkansas. On May 12, 2011, the property sustained flood damage to its 2,600 seat entertainment center and a portion of its dining facilities. On June 1, 2011, we resumed casino operations with temporary dining facilities. During December 2012 and January 2013, we completed the renovation and improvement projects, which included a new buffet area, steakhouse, business center, spa facility, fitness center, pool and a multi-purpose event center.
On January 22, 2010, we opened a slot facility, Calder Casino, which is adjacent to Calder. The casino is a 104,000 square-foot facility which offers approximately 1,130 slot machines on a single-level. The facility offers three dining options, including a buffet dining area, a centrally located bar with a separate casual dining area and a “grab and go” dining option.
During October 2008, we opened our 33,000 square-foot slot operations facility, Fair Grounds Slots, adjacent to Fair Grounds, which operates approximately 620 slot machines. The facility includes two concession areas, a bar adjacent to the casino floor, a renovated simulcast facility and other amenities for casino and pari-mutuel wagering patrons.
VSI is the operator of approximately 710 video poker machines at ten OTBs operated by Fair Grounds.

F.	TwinSpires
We accept online and mobile pari-mutuel wagers through Churchill Downs Technology Initiatives Company, which is doing business as TwinSpires.com ("TwinSpires"). TwinSpires, headquartered in Mountain View, California, operates our ADW business, which accepts pari-mutuel wagering from customers residing in certain states who establish and fund an account from which they may place wagers via telephone, mobile device or through the Internet at www.twinspires.com. TwinSpires offers its customers streaming video of live horse races along with race replays and an assortment of racing and handicapping information. TwinSpires also offers all of its customers the ability to automatically enroll in its rewards program, TSC Elite. We believe that TwinSpires is a key component to the growth of the Company.
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
In addition, TwinSpires provides technology services to other third parties and earns commissions from white label advance deposit wagering products and services. Under these arrangements, TwinSpires typically provides an advance deposit wagering platform and related operational services while the other entities typically provide a brand name, marketing and limited customer functions. Fair Grounds also operates its own ADW business for Louisiana residents through a contractual agreement with TwinSpires. Velocity operates an ADW business that is licensed in the British Dependency Isle of Man focused on high wagering-volume international customers. Luckity, an ADW business that offered real-money online bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces, ceased operations in November 2014. Luckity did not contribute significantly to our operations and its closure did not have a material impact on our results of operations.

G.	Big Fish Games
Big Fish Games develops casual games for PCs and mobile devices worldwide. Our developed technology is comprised of a portfolio of mobile gaming software, offering games in many genres such as social casino, match three, hidden object, tycoon, mystery and adventure. We offer PC, Mac, online, iPad and iPhone, and Android games. We operate Big Fish Casino, which generates the majority of our social casino game revenue from mobile devices and specifically the Apple App Store. Big Fish

Games was founded in 2002 and is headquartered in Seattle, Washington with additional offices in Oakland, California and Luxembourg.
We operate in three business lines: premium paid, casino, and casual free-to-play. Premium paid games are available on PC and mobile devices. Customers pay upfront to purchase content and there is no further monetization through in-game purchases. The games have a distinct beginning, middle, and end. Casino games are free to download through PC and mobile devices. Game options include casino-style games such as blackjack, poker, slots, craps, and roulette. There is monetization through purchase of in-game virtual goods to enhance the game-playing experience. Casual free-to-play games are also free to download through PC and/or mobile devices. These are all non-casino game types with monetization through in-game transactions, i.e., power-ups or other virtual tools to enhance the game experience.

H.	Other Investments: United Tote
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

I.	Sources of Revenue
Our racing revenues include commissions on pari-mutuel wagering at our racetracks and OTBs, plus simulcast host fees earned from other wagering sites. In addition, ancillary revenues generated by the pari-mutuel facilities include admissions, sponsorships and licensing rights and food and beverage sales. Our casino revenues are primarily generated from slot machines, video poker and table games while ancillary revenues include hotel and food and beverage sales. Our TwinSpires revenues are generated by our ADW business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. Our Big Fish Games revenue is primarily generated from the sales of premium casual games and virtual goods within games. Finally, our other revenues are primarily generated by United Tote and our other minor subsidiaries.
Financial information about our segments required by this Item is incorporated by reference from the information contained in the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

J.	Governmental Regulations
The ownership, operation, and management of our casino and racing facilities are subject to regulation under the laws and regulations of each of the jurisdictions in which we operate. Casino laws are generally designed to protect casino consumers and the viability and integrity of the casino industry. Casino laws may also be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on casino industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, casino laws establish procedures to ensure that participants in the casino industry meet certain standards of character and fitness. In addition, casino laws require casino industry participants to:

•	Ensure that unsuitable individuals and organizations have no role in casino operations;

•	Establish procedures designed to prevent cheating and fraudulent practices;

•	Establish and maintain responsible accounting practices and procedures;

•	Maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	Maintain systems for reliable record keeping;

•	File periodic reports with casino regulators;

•	Ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and

•	Establish programs to promote responsible gambling and inform patrons of the availability of help for problem gambling.
Typically, a state regulatory environment is established by statute and administered by a regulatory agency with broad discretion to regulate the affairs of owners, managers, and persons with financial interests in casino operations. Among other things, casino authorities in the various jurisdictions in which we operate:

•	Adopt rules and regulations under the implementing statutes;

•	Interpret and enforce casino laws;

•	Impose disciplinary sanctions for violations, including fines and penalties;

•	Review the character and fitness of participants in casino operations and make determinations regarding their suitability or qualification for licensure;

•	Grant licenses for participation in casino operations;

•	Collect and review reports and information submitted by participants in casino operations;

•	Review and approve transactions, such as acquisitions or change-of-control transactions of casino industry participants, securities offerings and debt transactions engaged in by such participants; and

•	Establish and collect fees and taxes.
Any change in the laws or regulations of a casino jurisdiction could have a material adverse effect on our casino operations.
Licensing and Suitability Determinations
Gaming laws require us, each of our subsidiaries engaged in casino operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from casino authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Gaming authorities have very broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Criteria used in determining whether to grant a license to conduct casino operations, while varying between jurisdictions, generally include consideration of factors such as the good character, honesty and integrity of the applicant; the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels; the quality of the applicant’s casino facilities; the amount of revenue to be derived by the applicable state from the operation of the applicant’s casino; the applicant’s practices with respect to minority hiring and training; and the effect on competition and general impact on the community.
In evaluating individual applicants, casino authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates.
Many casino jurisdictions limit the number of licenses granted to operate casinos within the state, and some states limit the number of licenses granted to any one casino operator. Licenses under casino laws are generally not transferable without approval. Licenses in most of the jurisdictions in which we conduct casino operations are granted for limited durations and require renewal from time to time. There can be no assurance that any of our licenses will be renewed. The failure to renew any of our licenses could have a material adverse effect on our casino operations.
In addition to our subsidiaries engaged in casino operations, casino authorities may investigate any individual who has a material relationship to or material involvement with, any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a casino licensee. Our officers, directors and certain key employees must file applications with the casino authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause which they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to casino authorities and in addition to their authority to deny an application for licensure, qualification or a finding of suitability, casino authorities have jurisdiction to disapprove a change in a corporate position.
If one or more casino authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, casino authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
Moreover, in many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to casino authorities, and casino authorities may require such holders to apply for qualification or a finding of suitability. Most casino authorities, however, allow an “institutional investor” to apply for a waiver. An “institutional investor” is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our casino affiliates, or the taking of any other action which casino authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.
Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by casino authorities may be denied a license or found unsuitable, as applicable. Any shareholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable casino authorities may be guilty of a criminal offense. Furthermore, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.
Violations of Gaming Laws
If we or our subsidiaries violate applicable casino laws, our casino licenses could be limited, conditioned, suspended or revoked by casino authorities, and we and any other persons involved could be subject to substantial fines. Further, a supervisor or conservator can be appointed by casino authorities to operate our casino properties, or in some jurisdictions, take title to our casino assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable casino laws could have a material adverse effect on our casino operations.
Some casino jurisdictions prohibit certain types of political activity by a casino licensee, its officers, directors and key employees. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.
Reporting and Record-keeping Requirements
We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries which casino authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos and racetracks, as well as any suspicious activity that may occur at such facilities. Failure to comply with these requirements could result in fines or cessation of operations. We are required to maintain a current stock ledger which may be examined by casino authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to casino authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may require certificates for our securities to bear a legend indicating that the securities are subject to specified casino laws.
Review and Approval of Transactions
Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by casino authorities. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain casino authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of casino authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy casino authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
License Fees and Gaming Taxes
We pay substantial license fees and taxes in many jurisdictions, including some of the counties and cities in which our operations are conducted, in connection with our casino operations, computed in various ways depending on the type of gambling or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as a percentage of the gross casino revenues received; the number of gambling devices and table games operated; or a one-time fee payable upon the initial receipt of license and fees in connection with the renewal of license. In some jurisdictions, casino tax rates are graduated such that they increase as gross casino revenues increase. Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our casino operations. In addition to taxes specifically unique to gambling, we are required to pay all other applicable taxes.
Operational Requirements
In most jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our casino operations. In certain states, we are required to give preference to local suppliers and include minority and women-owned businesses as well as organized labor in construction projects to the maximum extent practicable as well as in general vendor business activity. Similarly, we may be required to give employment preference to minorities, women and in-state residents in certain jurisdictions. In addition, our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have and the maximum wagers allowed to be placed by our customers.
Horseracing and Pari-Mutuel Wagering Regulations
Horseracing is a highly regulated industry. In the U.S., individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horseracing generally do so through a horseracing commission or other gambling regulatory authority. In general, regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges. We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks or pari-mutuel operations and/or carry on business, including, but not limited to, the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (“DPW”), the Illinois Racing Board (“IRB”), the Kentucky Horse Racing Commission (“KHRC”), the Louisiana State Racing Commission (“LSRC”), the Ohio State Racing Commission (“OSRC”) and the Oregon Racing Commission (“ORC”).
In the United States, interstate pari-mutuel wagering on horseracing is subject to the Interstate Horseracing Act, as amended in 2000 (the “IHA”). Through the IHA, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horseracing events to other licensed establishments.
Kentucky
Kentucky’s racetracks, including Churchill Downs, are subject to the licensing and regulation of the KHRC. The KHRC is responsible for overseeing horseracing and regulating the state equine industry. Licenses to conduct live thoroughbred racing meets, to participate in simulcasting and to accept ADW wagers from Kentucky residents are approved annually by the KHRC based upon applications submitted by the racetracks in Kentucky. To some extent, Churchill Downs competes with other racetracks in Kentucky for the award of racing dates, however, the KHRC is required by state law to consider and seek to preserve each racetrack’s usual and customary live racing dates. During October 2014, Churchill Downs received re-approval to conduct an 11-day September meet during 2015, in addition to its traditional spring and fall racing meets.
Illinois
In Illinois, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the IRB. In January 2015, the IRB appointed Arlington the host track in Illinois for 23 simulcast host days, which was consistent with 2014. Arlington was awarded one additional live host day during 2015 as compared to the prior year.
During November 2013, Illinois racetracks and horsemen’s groups reached an agreement to extend Illinois’s account wagering law, which was scheduled to expire on January 31, 2014. On January 29, 2014, the Illinois legislature approved regulations to reauthorize ADW wagering though January 2017 and began imposing an incremental surcharge on winning wagers of 0.2%, in addition to the previous surcharge of 0.18%. The legislation was approved by the Illinois legislature and signed by the Governor of Illinois during January 2014.
Florida
In Florida, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the DPW. The DPW is responsible for overseeing the network of state offices located at every pari-mutuel wagering facility, as well as issuing the permits necessary to operate a pari-mutuel wagering facility. The DPW also issues annual licenses for thoroughbred, standardbred and quarter horse races but does not approve the specific live race days. During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to an overlapping of live racing resulting in direct competition for on-track horseracing and horses in South Florida, as well as the intrastate and interstate simulcasting markets. This negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing. On July 1, 2014, we finalized an agreement with TSG under which TSG will operate, at TSG’s expense, live racing and maintain certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, involves a lease to TSG of Calder’s racetrack and certain other racing and training facilities, including a portion of the barns on Calder’s backside consisting of approximately 430 stalls. TSG will operate live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements. TSG will operate and maintain the racing and training facilities at Calder on a year-round basis. Furthermore, TSG will be responsible for substantially all of the direct and indirect costs associated with these activities and receive the associated revenues. We will continue to own and operate the Calder Casino.
Louisiana
In Louisiana, licenses to conduct live thoroughbred racing and to participate in simulcast wagering are approved by the LSRC. The LSRC is responsible for overseeing the awarding of licenses for the conduct of live racing meets, the conduct of thoroughbred horseracing, the types of wagering which may be offered by pari-mutuel facilities and the disposition of revenue generated from wagering. Off-track wagering is also regulated by the LSRC. Louisiana law requires live racing at a licensed racetrack for at least 80 days over a 20 week period each year to maintain the license and to conduct casino operations.
Additionally, with the addition of slot machines at Fair Grounds, Louisiana law requires live quarter horseracing to be conducted at the racetrack. We conducted twelve days of quarter horseracing in 2014 and fourteen days of quarter horseracing in 2013.
Other States

TwinSpires is licensed in Oregon under a multi-jurisdictional simulcasting and interactive wagering totalisator hub license issued by the ORC and in accordance with Oregon law. TwinSpires also holds ADW licenses in certain other states where required such as California, Illinois, Idaho, Kentucky, Maryland, Virginia, Colorado, Arizona, Wyoming, Arkansas, New York and Washington. Changes in the form of new legislation or regulatory activity at the state or federal level could adversely impact the operations, success or growth of our ADW business.
The total number of days on which each racetrack conducts live thoroughbred racing fluctuates annually according to each calendar year and the determination of applicable regulatory activities
Casino Regulations
The manufacture, distribution, servicing and operation of video draw poker devices in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder. The manufacture, distribution, servicing and operation of video poker devices and slot machines are maintained by a single gaming control board for the regulation of gaming in Louisiana. This board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exist in the state as to gaming on Native American lands). The Video Gaming Division and the Slots Gaming Division of the Gaming Enforcement Section of the Office of the State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board for video poker and slot gaming. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana Board also regulates slot machine gaming at racetrack facilities pursuant to the Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act. Changes in Louisiana laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Louisiana gaming operations. In addition, the LSRC also issues licenses required for Fair Grounds to operate slot machines at the racetrack and video poker devices at its OTBs. The failure to comply with the rules and regulations of the Louisiana Board could have a material, adverse impact on our business, financial condition and results of operations.
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
The ownership and operation of casino gaming facilities in the State of Florida is subject to extensive state and local regulation, primarily by the Florida Department of Business and Professional Regulation (the “DBPR”), within the executive branch of Florida’s state government. The DBPR is charged with the regulation of Florida’s pari-mutuel, cardroom and slot gaming industries, as well as collecting and safeguarding associated revenues due to the state. The DBPR has been designated by the Florida legislature as the state compliance agency with the authority to carry out the state’s oversight responsibilities in accordance with the provisions outlined in the compact between the Seminole Tribe of Florida and the State of Florida. Changes in Florida laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Florida gaming operation. The laws and regulations of Florida are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The failure to comply with the rules and regulations of the DPBR could have a material, adverse impact on our business, financial condition and results of operations.
Video Lottery was introduced in the State of Ohio in 2012 when the Governor of Ohio signed Executive Order 2011-22K, which authorized the Ohio Lottery Commission ("the OLC") to amend and adopt rules necessary to implement a video lottery program at Ohio’s seven horse racing facilities. The ownership and operation of VLT facilities in the State of Ohio is subject to extensive state and local regulation, but primarily the licensing and regulatory control of the OLC. The laws, regulations and supervisory procedures of the OLC include 1) regulating the licensing of video lottery sales agents (VLSA), key gaming employees and VLT manufacturers; 2) collecting and disbursing VLT revenue; and 3) maintaining compliance in regulatory matters. Changes in Ohio laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Ohio gaming operation. The failure to comply with the rules and regulations of the OLC could have a material adverse impact on our business, financial condition and results of operations.

K.	Competition
We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive casino activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. Additionally, Internet-based interactive gaming and wagering, both legal and, we believe, illegal, is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new Internet-based ventures enter the industry and as state and federal regulations on Internet-based activities are clarified.
Legalized gambling is currently permitted in various forms in many states and Canada. Other jurisdictions could legalize gambling in the future, and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our racing or gaming operations, such gaming opportunities could have a material, adverse impact on our business, financial condition and results of operations.
All of our racetracks face competition in the simulcast market. Approximately 41,000 thoroughbred horse races are conducted annually in the U.S. Of these races, we host approximately 3,030 races each year, or about 7.4% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete for horses with other racetracks running live racing meets at or near the same time as our races. Our ability to compete is substantially dependent on field and purse size. In recent years, this competition has increased as more states legalize gaming, allowing slot machines at racetracks with mandatory purse contributions. Over 89 percent of pari-mutuel handle is bet at off-track locations, either at other racetracks, OTBs, casinos, or through ADW channels. As a content distributor, we compete for these dollars to be wagered at our racetracks, OTBs, casinos and via our ADW business.
Louisville, Kentucky
Churchill Downs faces competition from free-standing casinos and racetracks which are combined with casinos (“racinos”) in neighboring states. Currently, three Indiana casinos compete for customers in the Louisville market. These casinos include Horseshoe Indiana, located in Elizabeth, Indiana, Belterra, a Pinnacle Entertainment casino located between Louisville and Cincinnati and the resort casino at French Lick, located about 60 miles northwest of Louisville. Additionally, Hoosier Park operates 2,000 slot machines, and Indiana Grand Racing & Casino operates 1,900 slot machines which has resulted in increased purses at those Indiana racetracks. During 2009, Ohio voters passed a referendum to allow four casinos in Ohio, and, during 2011, the state legislature passed legislation allowing Ohio’s seven racetracks to apply for video lottery licenses. Separate casino projects in Columbus, Toledo, Cleveland and Cincinnati opened during 2012, 2013 and during 2014, all seven Ohio racetracks offered VLT facilities. We believe that the expansion of gaming at Ohio racetracks could provide a competitive advantage to those racetracks and may enable Ohio racetracks to increase their purses.
On October 28, 2011, Aqueduct Racetrack opened a gaming facility with more than 2,400 video lottery terminals and electronic table games. An additional 2,500 gaming machines were added in December 2011 as part of a further expansion of the facility. As a result of the addition of gaming activities, New York purse payments were enhanced compared to their historical levels. These enhanced purses could affect our ability to attract horses and trainers and could have a material, adverse impact on our business, financial condition and results of operations.
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
Miami, Florida
On January 22, 2010, Calder Casino commenced operations and features approximately 1,140 slot machines. Calder Casino competes with three established casinos in Broward County just to the north of Miami-Dade County, and three additional casinos in Miami-Dade County. We also face competition from Native American casinos, such as the Seminole Hard Rock facility, and popular gambling cruises-to-nowhere. Due to the high tax rates in Florida for gaming facilities, Native American casinos, which are not taxed at the same rates, are generally able to spend more money marketing their facilities to consumers.
Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current taxation structure for gaming facilities. Should such legislation be enacted, it could increase competition and have a material, adverse impact on our business, financial condition and results of operations.
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
Greenville, Mississippi
Harlow’s competes in Mississippi with a variety of riverboat and land-based casinos. Our principal local competitor in Greenville is Trop Casino, which underwent a renovation of its facilities in 2014. Harlow’s also faces regional competition from a casino in Lula, Mississippi and from two locations in Arkansas. Both Arkansas locations offer pari-mutuel wagering on live and simulcast racing and other electronic games of skill such as blackjack, video poker, and electronic roulette. In addition, historical racing machines are offered at one of the Arkansas locations.
Vicksburg, Mississippi
Riverwalk competes in the Vicksburg area and is the newest and the only land-based casino in the local market. Our principal local competitors are Ameristar Casino, which is the largest local competitor, and Lady Luck Casino, which is the closest competitor, in Vicksburg. In addition, Riverwalk faces regional competition from two locations in Natchez, Mississippi, including Magnolia Bluff Casino which opened during December 2012 and from Pearl River Resort in Philadelphia, Mississippi.
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
Advance Deposit Wagering
TwinSpires competes with other ADW businesses for both customers and racing content, and TwinSpires also competes with online gaming sites. Our competitors include, but are not limited to, Betfair Limited (d/b/a TVG), the Stronach Group (d/b/a XpressBet), Premier Turf Club, Lien Games, AmWest Entertainment, The New York Racing Association (d/b/a NYRA Rewards), Connecticut OTB, Penn National Gaming Inc. and Racing2Day LLC. We also own an information services data business that sells handicapping and pedigree information to wagering customers and horsemen in the industry. This data may give us a competitive advantage as we are able to provide promotional products to our ADW customers that other ADW businesses cannot provide. As a data provider, we compete with companies such as Equibase and the Daily Racing Form by selling handicapping data to wagering customers.
In response to increased competition from other gaming options, we continue to seek new sources of revenue. We are focused on product innovation, marketing initiatives and customer relationships. We also seek to offer the widest array of racing content from throughout the world, and where available, we will take advantage of geographical expansion. All of our activities are highly dependent on the regulatory environment and legal developments on both the federal and state level.
Totalisator Business
We acquired United Tote through our acquisition of Youbet on June 2, 2010. United Tote provides totalisator services, which accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner to patrons who wager on horseraces. Our competitors are primarily Sportech and AmTote International, Inc. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies. United Tote competes primarily on the basis of the design, performance, reliability and pricing of its products and services.
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
Big Fish Games
We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with casual game developers on the basis of a number of factors, including quality of player experience, brand awareness and access to distribution channels.
We believe we compete favorably on these factors. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers and distributors of casual premium paid and free-to-play games could develop more compelling content that competes with our games and adversely affects our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks, access to a larger user base and their network effects to grow rapidly and virally.
Our social casino games compete in a rapidly evolving market against an increasing number of competitors including Caesars Interactive, GSN, IGT and Zynga. Our casual premium game customers may also play other games on PCs and mobile devices, as well as on console devices, and some of these games may include unique social and community features that our games do not have. Finally, given the open nature of the development and distribution of games for smartphones and tablets, our free-to-play business competes with a vast number of developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. For example, it has been estimated that more than 1.4 million applications, including more than 314,000 active games, were available on Apple’s U.S. App Store as of December 31, 2014. The proliferation of titles makes it potentially difficult for us to differentiate ourselves from other developers and to compete for customers who download and purchase content for their devices without substantially increasing our marketing and other development and distribution costs.

L.	Legislative Changes
Federal
Federal Internet Gaming
On February 4, 2015, the Restoration of America’s Wire Act was reintroduced for consideration in the House of Representatives during the 114th Congress ("HR 707"). HR 707 is identical to the Restoration of America's Wire Act legislation proposed in 2014 and is crafted to reverse a 2011 decision by the Justice Department which interpreted the Wire Act of 1961 (the "Wire Act") to not apply to interstate transmissions of wire communications except when related to sports betting. As written, HR 707 would restore the interpretation of the Wire Act prior to the 2011 Justice Department decision and effectively prohibit online gaming. The legislation does not grandfather in states currently operating Internet gaming, but does allow for online wagering on horseracing placed in compliance with the Interstate Horseracing Act of 1978 to continue. On March 26, 2014, the Restoration of America's Wire Act ("S2159 and "HR4301") was introduced in the U.S. Senate and House of Representative but failed to be considered prior to the conclusion of the 113th Congress.
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
The 113th Congress adjourned on January 3, 2015 without consideration of legislation related to Internet gaming. It is difficult to assess the probability of legislation passing at the federal level, the form of any final legislation, or its impact on our business, financial condition or results of operations.
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
Kentucky
Expanded Gaming Legislation
On February 13, 2015, Senate Bill 199, a proposed constitutional amendment to allow the Kentucky legislature to authorize gaming expansion in the state by general law, was filed for consideration. If passed, the legislation could have a material impact on our business, financial condition and results of operations.

On February 5, 2015, House Bill 300, a constitutional amendment authorizing casino gaming in Kentucky, was introduced for consideration during the 2015 legislative session. The amendment would allow for six casinos in the state to be approved by local referendum and limited to counties with populations of at least 85,000. The Kentucky Lottery Corporation is authorized to regulate and to operate casino facilities. If passed, the legislation could have a material impact on our business, financial condition and results of operations.
In January 2014, two House bills related to the authorization of expanded gaming in Kentucky were filed for consideration during the 2014 legislative session. House Bill 67, a proposed constitutional amendment, would have authorized casino gaming in the state and required a three-fifths majority vote in both chambers of the Kentucky General Assembly in order to appear before the voters on the November 2014 ballot. House Bill 68 would have created the Kentucky Gaming Commission to issue licenses and serve as the regulatory body for casino gaming; stipulated casino gaming may be conducted at the state’s five existing racetracks as well as at three standalone locations; established a minimum $50 million licensing fee; provided for the distribution of gaming revenues received by the state and would have required racetracks with a casino license to set aside 14.5 percent of gambling revenues for purses and breeders incentives as well as required these tracks to increase the number of live racing days by ten percent for the first five years of casino gaming licensure.
Senate Bill 33 was also filed during January 2014 and would have amended the Kentucky Constitution to allow up to seven casino locations in the state and would have created an Equine Excellence Fund, into which ten percent of gross gaming revenues would have been directed. Senate Bill 33 failed to garner the required three-fifths majority vote in both chambers of the legislature in order to appear on the November 2014 ballot.

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
Despite the approval by the KHRC, challenges remain as to the legality of the enacted regulations. A declaratory judgment action was filed in Franklin Circuit Court on behalf of the Commonwealth of Kentucky and all Kentucky racetracks to ensure proper legal authority. The Franklin Circuit Court entered a declaratory judgment upholding the regulations in their entirety. The intervening adverse party filed a notice of appeal, and the KHRC and the racetracks filed a motion to transfer that appeal directly to the Supreme Court of Kentucky. On April 21, 2011, the Supreme Court of Kentucky denied the request to hear the case before the appeal was heard by the Kentucky Court of Appeals. On September 1, 2011, the intervening adverse party filed an injunction action with the Kentucky Court of Appeals to grant emergency relief that would prevent Kentucky Downs Racetrack from operating its HRMs. The intervening adverse party’s motions were denied by the Kentucky Court of Appeals. On June 15, 2012, the Kentucky Court of Appeals vacated the lower court’s decision and remanded the declaratory judgment action back to the Franklin County Circuit Court. On July 16, 2012, the Kentucky racetracks, the KHRC and the Kentucky Department of Revenue filed motions for discretionary review with the Supreme Court of Kentucky asking the court to overturn the Kentucky Court of Appeals’ decision and address the merits of the case. On August 21, 2013, the Supreme Court of Kentucky heard oral arguments on the legality of HRMs. On February 20, 2014, the Supreme Court of Kentucky issued its ruling on the motions for discretionary review affirming, in part, and reversing, in part, the Kentucky Court of Appeals. In issuing its opinion, the Supreme Court of Kentucky held that the KHRC has the statutory authority to license and regulate the operation of pari-mutuel wagering on historic horse racing. The Supreme Court of Kentucky further held that the Kentucky Department of Revenue does not have the authority to collect excise tax on the wagering handle generated by historic horse racing. On the issue of whether the operation of wagering on historic horse racing violates the gambling provisions of the Kentucky Penal Code, the Supreme Court of Kentucky remanded the case back to the Franklin County Circuit Court for further proceedings. On April 10, 2014, the Governor of Kentucky signed House Bill 445 into law, and it became effective on August 1, 2014. The legislation imposes a 1.5% tax on all handle wagered on historical races and will apply both retroactively and prospectively. At this time it is unclear the extent to which this development will materially impact our business, financial condition and results of operations.
ADW Regulations
During April 2014, House Bill 445, which imposes a 0.5% tax on all ADW wagers made by Kentucky residents, was signed into law. The bill became effective on August 1, 2014. The bill is not expected to have a material negative impact on our business, financial condition and results of operations.
Illinois
Expanded Gaming Legislation
During the 2013 legislative session, Senate Bill 1739 ("SB 1739") was introduced in the Illinois General Assembly to expand casino gaming to Illinois racetracks and to add five additional casinos within the state, including one in Chicago with 4,000 gaming positions. SB 1739 won approval in the Illinois Senate but was not considered by the House of Representatives. In March 2014, two amendments to SB 1739 were filed. One amendment provides for a Chicago casino with 4,000 to 10,000 gaming positions but does not include language for additional casinos in the state or gaming positions at racetracks. The second amendment would authorize five new casinos, including a Chicago casino with 4,000 to 6,000 gaming positions. Racetracks in Cook County, which includes Arlington, would be authorized to receive 600 gaming positions and most racetracks outside of Cook County would each be eligible for 450 positions. In May 2014, an amendment to SB 1739 was filed authorizing 1,200 machines at Cook County racetracks and 900 machines for racetracks in other areas of the state, the same number of gaming positions currently provided for in SB 1739. The amendment does not address the authorization of additional casinos. SB 1739 failed to be considered prior to the end of the 2014 legislative session. Should similar future legislation be enacted, it could have a material effect on our business, financial condition and results of operations.
ADW Legislation
On January 28, 2015, House Bill 335 was introduced for consideration during the 2015 legislative session. Under the proposed bill, January 31, 2017 is deleted as the statutory end date of ADW authorization effectively making ADW operation in Illinois no longer contingent on legislative approval. If enacted, the proposed bill could have a positive material effect on our business, financial condition and results of operation.

House Bill 11, which permits advance deposit wagering by Illinois residents through January 31, 2017 was approved by the Illinois legislature and signed by the Governor on January 29, 2014. House Bill 11 provides funding for the Illinois Racing Board, provides for quarter horse purses through a new temporary surcharge of 0.2% on winning pari-mutuel wagers, creates a temporary optional 0.5% surcharge on winning wagers by individual tracks to support their track operation and purses as well as reactivates six OTB licenses. We expect approval of the legislation to continue to result in a favorable impact to our business, financial condition and results of operation.
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
As of December 31, 2013, we had received $46.1 million in proceeds, of which $26.5 million was designated for Arlington purses. We used the remaining $19.6 million of the proceeds to improve, market, and maintain or otherwise operate the Arlington racing facility in order to conduct live racing. No additional proceeds related to the HRE Trust Fund are expected to be received.
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
Host Days

During January, February and a portion of March each year, when there is no live racing in Illinois, the IRB designates a thoroughbred racetrack as the host track in Illinois, for which the host track receives a higher percentage of earnings from pari-mutuel wagering activity throughout Illinois. In January 2015, the IRB appointed Arlington the host track in Illinois for 23 simulcast host days, which was consistent with 2014. Arlington was awarded one additional live host day during 2015, as compared to the prior year. Arlington’s future designation as the host track is subject to the annual designation by the IRB. A change in the number of days Arlington is designated host track could have a material, adverse impact on our business, financial condition and results of operations.
Ohio
Gaming Legislation
In November 2009, Ohio voters passed a referendum to allow four casinos in Ohio, with opening dates from 2012 through 2013. On June 28, 2011, both houses of the Ohio General Assembly passed House Bill 277 (“HB 277”) allowing all seven state racetracks to apply for video lottery licenses. The Governor of Ohio signed HB 277 into law on July 15, 2011. In addition, on June 23, 2011, the Ohio legislature passed legislation allowing the relocation of Ohio racetracks with video lottery terminal licenses. In October 2011, the Ohio Roundtable filed a lawsuit seeking to prevent racetracks from relocating and prohibiting video lottery terminals. In May 2012, the Common Pleas Court ruled against the Ohio Roundtable, indicating it did not have legal standing to sue the State over the 2011 legislation. On June 28, 2012, the Ohio Roundtable filed an appeal against this ruling. Oral arguments on the appeal were heard by the Franklin County Court of Appeals on January 17, 2013. In March 2013, the Ohio Tenth Circuit Court of Appeals upheld the lower court’s ruling, at which time the Ohio Roundtable appealed the appellate court ruling to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter. At this time, we do not know how this legislation or the related litigation could affect our business, financial condition and results of operations.
Florida
ADW
In November 2014, Senate Bill 124 related to advance deposit wagering was filed for consideration during the 2015 legislative session. Under the terms of the bill, the Department of Business and Professional Regulation is granted regulatory authority to authorize advance deposit wagering in the state. At this time it is difficult to assess the possible impact this legislation or similar legislation will have on our business, financial condition and results of operations.
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
New York
Gaming Legislation

During 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming and during 2013, New York voters approved a constitutional amendment authorizing up to seven casinos in the state. On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On December 17, 2014, the Gaming Facility Location Board (the "Location Board") announced the award of three casino licenses in the state and awarded the Capital Region license to another bidder, but it did not award a fourth available license in the Southern Region. In December 2014, the Governor of New York appealed to the Location Board to reconsider awarding the fourth license in the state. During January 2015, the Location Board reopened the bidding process for casino license applications for the fourth license. At this time it is unknown if, or when, the fourth casino license will be awarded. An expansion of gaming in New York includes incentives for the horse racing industry. At this time it is difficult to determine the impact casino gaming could have on our business, financial condition and results of operations.
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
Internet Poker
On February 21, 2014, Senate Bill 1366 (“SB 1366”) was introduced, which would allow Indian tribes and cardrooms to apply for a ten year license to operate Internet poker in the state. Under the terms of the legislation, the state would be allowed to opt-into or out of a federal Internet poker framework or enter into agreements to offer Internet poker across state boarders. Also introduced on February 21, 2014 was Assembly Bill 2291 ("AB 2291") which would allow qualified Indian tribes and cardrooms to apply for a ten year license. The proposed legislation would require the state to opt-out of any federally created Internet poker framework and would be precluded from entering into Internet poker agreements with other states or foreign jurisdictions. The 2014 legislative session concluded without consideration of legislation related to Internet poker. The potential effects of SB 1366 and AB 2291 on our business, financial condition and results of operations cannot be determined at this time.
In December 2014, Assembly Bill 9 (“AB 9”) was introduced for consideration during the 2015 legislative session. The bill would allow cardrooms and Indian tribes to apply for a ten year license to operate Internet poker in California. Entities who knowingly engaged in unlawful Internet gaming after December 31, 2006 would be prohibited from obtaining an Internet poker license. The bill provides that the state must affirmatively opt-in to federal Internet gambling regulations. The legislature is authorized to enter into Internet gambling agreements between states or foreign jurisdictions. The potential effects of AB 9 on our business, financial condition and results of operations cannot be determined at this time.
On January 22, 2015, Assembly Bill 167 (“AB 167”) was introduced and would allow racetracks, cardrooms and Indian tribes to offer Internet poker. While the bill does not specifically preclude entities who knowingly engaged in unlawful Internet gaming after December 31, 2006 from obtaining an Internet poker license, AB 167 provides that a person who has defied a legislative investigative body when that body is investigating crimes related to poker, corruption related to poker activities, criminal profiteering or organized crime would be prohibited from obtaining a license to conduct Internet poker in California. The potential effects of AB 167 on our business, financial condition and results of operations cannot be determined at this time.
Louisiana
Smoking Ban
In October 2014, a proposal banning smoking in bars and public places, including casinos, in Orleans Parrish was submitted to the New Orleans City Council for consideration. On January 22, 2015, the New Orleans City Council approved the smoking ban which will take effect on April 22, 2015. The smoking ban is expected to have a negative impact on our business, financial condition and results of operations.
Slot Machine Revenues

On April 1, 2014, House Bill 1223 ("HB 1223") was introduced for consideration by the Louisiana legislature. HB 1223 would have required 10% of net slot machine revenues after purse contributions and taxes to be used for capital improvement projects at Fair Grounds as a condition of slot machine licensure. Capital projects include improvements to the frontside, backside, grandstands, stables and racetrack surfaces. Under the terms of the legislation, proposed plans for capital improvements would be submitted to and approved by the Louisiana State Racing Commission ("LSRC"). When reviewing the proposed plans, the LSRC would be directed to consider standards and technology features present at other racetracks comparable in historical significance to Fair Grounds. Certification of completion of the projects would be submitted to the Louisiana Gaming Control Board. On April 14, 2014, HB 1223 was passed by the Louisiana House of Representatives and referred to the Senate Judiciary Committee where the legislation failed to progress. Should similar future legislation be enacted into law, it could have a negative material impact on our business, financial condition and results of operations.
Sweepstakes
In February 2014, House Bill 293 was filed to prohibit the operation of electronic sweepstakes devices in Louisiana. The bill, which provides a definition of electronic sweepstakes devices and creates a specific prohibition against the operation of such devices, was signed by the Governor of Louisiana in May 2014 and became effective August 1, 2014. We expect the legislation to result in a favorable impact to our business, financial condition and results of operation.
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
Mississippi
On January 12, 2015, House Bill 306 (“HB 306”), authorizing existing licensees in the state to qualify to operate Internet casino gaming, was introduced for consideration in the 2015 legislative session. Licensure is from one to five years subject to the determination of the Mississippi Commission. The state is authorized to enter into interstate and international online gaming compacts. Language precluding entities which engaged in unlawful Internet gaming after December 31, 2006 from qualifying for licensure is not included in the draft bill. The bill died in Committee on February 3, 2015 after failing to advance past the first committee deadline for the 2015 legislative session. The potential impact of this bill or similar legislation on our business, financial condition and results of operation cannot be determined at this time.
On January, 22, 2015, House Bill 782 (“HB 782”) permitting existing gaming licensees to offer Internet poker in the state was introduced. The state is authorized to enter into interstate and international compacts that are limited to poker only. Language precluding entities that engaged in unlawful Internet gaming after December 31, 2006 from qualifying for licensure is not included in the draft bill. The bill died in Committee on February 3, 2015 after failing to advance past the first committee deadline for the 2015 legislative session. The potential impact of this bill or similar legislation on our business, financial condition and results of operation cannot be determined at this time.
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
Sports Betting
During 2011, New Jersey voters passed a non-binding referendum permitting sports betting in New Jersey. In 2012, legislation authorizing sports betting in Atlantic City casinos and at racetracks passed the House and Senate legislatures and was signed by the Governor of New Jersey. The National Football League, National Basketball Association, National Hockey League and National Collegiate Athletic Association filed suit against the state to prohibit the state from moving forward with the legislation, citing a federal ban against sports betting. On December 21, 2012, a federal judge denied New Jersey’s request to have the lawsuit dismissed. The judge agreed that expanding legal sports betting into New Jersey would negatively impact the perception of sporting games. The New Jersey Division of Gaming Enforcement issued final sports betting regulations, but the Division noted that no license would be issued prior to January 2013. In June 2014, the U.S. Supreme Court denied hearing New Jersey’s appeal of a federal sports betting ban. In October 2014 the Governor of New Jersey signed Senate Bill 2460 which clarified that sports wagering at casinos and racetracks is not unlawful gambling under New Jersey law. Subsequently, a U.S. District Judge issued a temporary restraining order preventing casinos and racetracks from accepting sports bets in the state. The issue remains on appeal. The potential impact of sports betting in New Jersey on our business, financial condition and results of operation cannot be determined at this time.
Pennsylvania
On January 28, 2015, Senate Bill 352 (“SB 352”) was introduced for consideration during the 2015 legislative session. The bill contains provisions specifically related to racing oversight as well as provides authority to the Pennsylvania Gaming Board to grant licensure allowing Pennsylvania racetracks to operate their own ADW business. SB 352 is identical to Senate Bill 1188 which was filed during the 2014 legislative session but failed to be considered prior to the end of the session. The potential impact of this bill on our business, financial condition and results of operation cannot be determined at this time.
Virginia
In January 2015, legislation was filed in Virginia to change the distribution of revenue generated by ADWs to various in state racing interests, and the legislation remains pending before the Virginia legislature. Should the legislation be drafted into law, it could have a negative impact on our business, financial condition and results of operations.
Washington
House Bill 1114 (“HB 1114”) authorizing Internet poker in the state was filed for consideration on January 12, 2015. Specifically, the bill would allow firms, partnerships or corporations registered to do business in Washington to apply for licensure to operate an Internet poker network and/or operate an Internet poker room. The state, at the discretion of the Governor of Washington, may enter into multistate agreements related to Internet poker. Language precluding entities which accepted bets on Internet gaming after December 31, 2006 from being eligible for licensure is not included in the draft bill. The potential impact of this bill on our business, financial condition and results of operation cannot be determined at this time.

M.	Environmental Matters
We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm and sanitary water discharges. CAFO and other water discharge regulations include permit requirements and water quality discharge standards. Enforcement of these regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.
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

N.	Service Marks and Internet Properties

We hold numerous state and federal service mark registrations on specific names and designs in various categories including the entertainment business, apparel, paper goods, printed matter, housewares and glass. We license the use of these service marks and derive revenue from such license agreements.

O.	Employees
As of December 31, 2014, we employed approximately 4,825 full-time and part-time employees Company-wide. Due to the seasonal nature of our live racing business, the number of seasonal and part-time persons employed will vary throughout the year.

P.	Available Information
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
General economic trends may impact our operations
Economic conditions improved during 2013 and 2014 from a previous period of adverse conditions in local, regional, national and global markets, however there remains risk that a downturn may resume. Our access to, or cost of, credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.
Our business is sensitive to consumer confidence and reductions in consumers’ discretionary spending, which may result from the challenging economic conditions, unemployment levels and other changes we cannot accurately predict
Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which have been adversely affected by recent economic conditions and the persistence of elevated levels of unemployment. Further declines in the residential real estate market, changes in consumer confidence, increases in individual tax rates, and other factors that we cannot accurately predict may reduce the disposable income of our customers. This could result in fewer patrons visiting our racetracks, gaming and wagering facilities, online wagering sites and our casual gaming site, or downloading our casual games, and/or may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles. Decreases in consumer discretionary spending could affect us even if it occurs in other markets. For example, reduced wagering levels and profitability at racetracks from which we carry racing content could cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers. Accordingly, any significant loss of customers or decline in wagering could have a material adverse impact on our business, financial condition and results of operations.
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
We may experience difficulty in integrating recent or future acquisitions into our operations
We have completed acquisition transactions in the past and we may pursue acquisitions from time to time in the future. The successful integration of newly acquired businesses, including our recent acquisitions of Big Fish Games and Oxford, into our operations has required and will continue to require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns. We may not be able to successfully integrate new businesses or realize projected revenue gains, cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all. Furthermore, the costs of integrating businesses we acquire could significantly impact our short-term operating results. These costs could include:

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
Our business strategy is premised, in part, on the legalization of online real money gaming in the United States and our ability to predict and capitalize on any such legalization
In the last few years, Delaware, Nevada, California, Florida, Mississippi, Hawaii, Massachusetts, New Jersey, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government enact online real money gaming legislation and we are unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, our future growth in real money gaming could be materially impaired. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to us. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online real money casino gaming subject to this brick-and-mortar requirement, we may be unable to offer online real money gaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. There also exists in the online real money gaming industry a significant “first mover” advantage. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so (“move first”) could materially impair our ability to grow in the online real money gaming space. In addition to the risk that online real money gaming will be legalized in a manner unfavorable to us, we may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our results may be affected by the outcome of litigation within our industry and the protection and validity of our intellectual property rights. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation surrounding it has the effect of increasing the risks associated with certain of our product offerings, particularly in the areas of advance deposit wagering, or ADW, and casual gaming. There can be no assurance that we would not become a party to litigation surrounding our ADW or casual gaming businesses or that such litigation would not cause us to suffer losses or disruption in our business strategy.
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
We depend on key personnel
Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team including Robert L. Evans, our Chairman of the Board, and William C. Carstanjen, our Chief Executive Officer. We cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other companies. In addition, certain of our key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find a key employee unsuitable for licensing, we may be required to sever the employee relationship. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.
Catastrophic events could cause a significant and continued disruption to our operations
A disruption or failure in our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, Churchill Downs, Harlow’s, Riverwalk, Fair Grounds and its related OTBs and Calder could all be adversely affected by flooding or hurricanes. Furthermore, our TwinSpires and Big Fish Games locations may be affected by earthquakes. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some natural disasters, our coverage is subject to deductibles, exclusions and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions or other disasters. If any of our properties are damaged or if their operations are disrupted or face prolonged closure as a result of natural disasters in the future, or if natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, the disruption could have a material, adverse impact on our business, financial condition and results of operations.
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
System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, cyber-attack or other unforeseen events could harm our business
Our ADW and casual gaming businesses depend upon our communications hardware and our computer hardware. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, certain risks still exist. Thus, our systems remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist cyber-attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Interruptions in our services or a breach of customers’ secure data could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our websites and in our games. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.
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
Risks Related to Our Racing Business
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
In addition to licensing requirements, state regulatory authorities can have a significant impact on the operation of our business. For example, in Illinois the IRB has the authority to designate racetracks as “host track” for the purpose of receiving host track revenues generated during periods when no racetrack is conducting live races. Racetracks that are designated as “host track” obtain and distribute out of state simulcast signals for the State of Illinois. Under Illinois law, the “host track” is entitled to a larger portion of commissions on the related pari-mutuel wagering. Should Arlington cease to be a “host track” during this period, the loss of hosting revenues could have an adverse impact on our business, financial condition and results of operations. In addition, Arlington is statutorily entitled to recapture as revenues monies that are otherwise payable to Arlington’s purse account. These statutorily or regulatory established revenue sources are subject to change every legislative session, and their reduction or elimination could have an adverse impact on our business, financial condition and results of operations.
We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material, adverse effect on our business, financial condition and results of operations.
Economic trends specific to the horse racing industry are unfavorable
Horseracing and related activities, as well as the gaming services we provide, are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. These economic trends can impact the financial viability of other industry constituents, making collection of amounts owed to us uncertain. For example, during the year ended December 31, 2010, we recognized $1.1 million of bad debt expense, net of purses, resulting from the bankruptcy filing of New York City Off-Track Betting Corporation. We will continue to closely monitor participants’ operational viability within the industry and any related collection issues which could potentially have a material, adverse impact on our business, financial condition or results of operations.
Our racing business faces significant competition, and we expect competition levels to increase
All of our racetracks face competition from a variety of sources, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional and Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized and non-legalized gaming in the U.S. and other jurisdictions, and we expect the number of competitors to increase. See subheading “K. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of racing industry competition.
All of our racetracks face competition in the simulcast market. Approximately 41,280 thoroughbred horse races are conducted annually in the United States. Of these races, we host approximately 3,030 races each year, or about 7.3% of the total. As a content provider, we compete for wagering dollars in the simulcast market with other racetracks conducting races at or near the same times as our races. As a racetrack operator, we also compete with other racetracks running live meets at or near the same time as our horse races. In recent years, this competition has increased as more states have allowed additional, automated gaming activities, such as slot machines, at racetracks with mandatory purse contributions.
Competition from web-based businesses presents additional challenges for our racing business. Unlike most online and web-based gaming companies, our racetracks require significant and ongoing capital expenditures for both their continued operations and expansion. Our racing business also faces significantly greater costs in operating our racing business compared to costs borne by these gaming companies. Our racing business cannot offer the same number of gaming options as online and Internet-

based gaming companies. Many online and web-based gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from pari-mutuel wagering venues, such as our racetracks. Our inability to compete successfully with these competitors could have a material, adverse impact on our business, financial condition and results of operations.
The popularity of horse racing is declining
There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since experiencing a cumulative decline of approximately 2% between 2011 and 2014. We believe lower interest in racing may have a negative impact on revenues and profitability in our racing business, as well as our ADW business, which is dependent on racing content provided by our racing business and other track operators. Our business plan anticipates that we will attract new customers to our racetracks, OTBs and ADW operations. A continued decrease in attendance at live events and in on-track wagering, or a continued generalized decline in interest in racing, could have a material, adverse impact on our business, financial condition and results of operations.
Our racing business is geographically concentrated and experiences significant seasonal fluctuations in operating results
We conduct our racing business at three racetracks: Churchill Downs, Fair Grounds and Arlington. A significant portion of our racing revenues are generated by two events, the Kentucky Derby and the Kentucky Oaks. If a business interruption were to occur and continue for a significant length of time at any of our racetracks, particularly one occurring at Churchill Downs at a time that would affect the Kentucky Derby or Kentucky Oaks, it could have a material, adverse impact on our business, financial condition and results of operations.
In addition, we experience significant fluctuations in quarterly and annual operating results due to seasonality and other factors. We have a limited number of live racing days at our racetracks, and the number of live racing days varies from year to year. The number of live racing days we are able to offer directly affects our results of operations. A significant decrease in the number of live racing days and/or live races offered during our Kentucky Derby and Kentucky Oaks week could have a material, adverse impact on our business, financial condition and results of operations.
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
We also have written agreements with the Horsemen’s Groups with regards to the proceeds of gaming machines in Louisiana and Florida. Florida law requires Calder Casino to have an agreement with the FHBPA governing the contribution of a portion of revenues from slot machine gaming to purses on live thoroughbred races conducted at Calder and an agreement with the Florida Thoroughbred Breeders and Owners Association (the “FTBOA”) governing the contribution of a portion of revenues from slot machines gaming to breeders’, stallion, and special racing awards on live thoroughbred races conducted at Calder before Calder can receive a license to conduct slot machine gaming.
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
Our business depends on utilizing and providing totalisator services
Our customers utilize information provided by United Tote and other totalisator companies that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horseraces. The failure to keep technology current could limit our ability to serve patrons effectively, limit our ability to develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horseracing. In addition, a totalisator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.
United Tote also has licenses and contracts to provide totalisator services to a significant number of racetracks, OTBs and other pari-mutuel wagering businesses. Its totalisator systems provide wagering data to the industry in a secure manner. Errors by United Tote technology or personnel may subject us to liabilities, including financial penalties under our totalisator service contracts, which could have a material, adverse impact on our business, financial condition and results of operations.
Risks Related to Our Casino Business
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
Our gaming business faces significant competition, and we expect competition levels to increase
Our gaming operations operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than our resources. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Our gaming operations also face competition from Native American casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to state-sponsored lotteries or other competitors, which may adversely affect our ability to compete effectively with them. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry as federal regulations on web-based activities are clarified. We anticipate that competition will continue to grow in the web-based interactive gaming and wagering channels because of ease of entry. In addition, Florida legislators continue to debate the expansion of Florida gaming to include Las Vegas-style destination resort casinos. Such casinos may be subject to taxation rates lower than the current gaming taxation structure. Should such legislation be enacted, it could have a material, adverse impact on our business, financial condition and results of operations. See subheading “K. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of gaming industry competition.
Our gaming business is geographically concentrated
We conduct our gaming business at six principal locations: Oxford in Oxford, Maine, Riverwalk in Vicksburg, Mississippi, Harlow’s in Greenville, Mississippi, Calder Casino in Miami Gardens, Florida, Fair Grounds Slots in New Orleans, Louisiana, and at our joint venture, Miami Valley Gaming and Racing in Lebanon, Ohio. We also operate video poker machines throughout Louisiana through our subsidiary, VSI. If a business interruption were to occur and continue for a significant length of time at any of our principal gaming operations, or if economic or regulatory conditions were to become unfavorable in one or more of the regions in which they operate, it could have a material, adverse impact on our business, financial condition and results of operations.
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
Risks Related to Our TwinSpires Business
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
Our ADW business faces strong competition, and we expect competition levels to increase
Our ADW business is sensitive to changes and improvements to technology and new products and faces strong competition from other web-based interactive gaming and wagering businesses. Our ability to develop, implement and react to new technology and products for our ADW business is a key factor in our ability to compete with other ADW businesses. In addition, we face competition from a new wagering product called exchange wagering, a variation of pari-mutuel wagering in which bettors wager directly against one another, establishing their own odds on a horserace. Both California and New Jersey legislatures have approved exchange wagering. Some of our competitors may have greater resources than we do. In addition, we believe that new competitors may enter the ADW business with relative ease because of the low cost of entry. As a result, we anticipate increased competition in our ADW business. It is difficult to predict the impact of increased competition on our ADW business. See subheading “K. Competition” in Item 1. “Business” of this Annual Report on Form 10-K for further discussion of ADW industry competition.
A clarification on the impact of the Federal Wire Act of 1961 on Internet gaming could increase competition
During 2011, the U.S. Department of Justice clarified its position on the Wire Act of 1961 (the “Wire Act”), which had historically been interpreted to outlaw all forms of gambling across states lines. The department’s Office of Legal Counsel determined that the Wire Act applied only to a sporting event or contest, but did not apply to other forms of Internet gambling, including online betting unrelated to sporting events. The Justice Department indicated that many forms of online gambling could become legal under federal law, which could include legalized poker and generalized gaming including state lottery wagering. As a result, we anticipate increased competition to our ADW business from various other forms of online gaming. It is difficult to predict the level of increased competition and the impact of increased competition on our ADW business.
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
Risks Related to Big Fish Games
We operate in an evolving and highly competitive market segment
The market segments in which we operate are highly competitive and the barriers to entry are low. The business of developing, distributing and marketing downloadable and mobile games is characterized by frequent product introductions and rapidly emerging platforms and technologies. We compete with other game developers and content providers for the leisure time, attention, and discretionary spending of our players based on a number of factors, including game design, brand and consumer reviews, quality of gameplay experience and access to distribution channels. We also compete with other content providers to acquire rights to game properties developed or licensed by third parties, including with respect to royalty and other economic terms, porting and localization abilities, speed of execution and distribution capabilities and breadth.
Many of our primary competitors have dedicated greater financial, marketing and other resources to the development, distribution and promotion of their games. In addition, given the open nature of the development process and relatively low barriers to entry, we are also faced with competition from a vast number of small, independent developers that have access to the same third party platforms as we do to market and distribute their titles.
The competitive landscape is further complicated by frequent shifts and advancements in free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and in-game offers that generate revenue for us. Our efforts to develop free-to-play games may prove unsuccessful or, even if successful, may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	free-to-play games have a relatively limited history, and it is unclear how popular this style of game will become or remain, or its future revenue potential;

•
our free-to-play strategy assumes that a large number of players will download our games because they are free, and that we will then be able to effectively monetize the games. However, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent featuring on the platforms where they are marketed, or our inability to add or update engaging content on a relatively frequent basis;

•
even if our free-to-play games are widely downloaded, a significant portion of the revenues generated from these titles are derived from a relatively small concentration of players and we may fail to retain these or other users, or optimize the monetization of these games, for a variety of reasons, including game design or quality, lack of community features, or adequate customer support, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, our inability to add or updated engaging content on a relatively frequent basis, or our failure to effectively respond and adapt to changing user preferences through game updates;

•
the billing and other capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which may make it difficult for users of these devices to purchase our games or make in-app purchases, and could reduce our addressable customer base, at least in the short term; and

•
the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the Commission might issue rules significantly restricting or even prohibiting in-app purchases.

We derive material revenues from distribution of our titles through third party mobile platforms, and if we are unable to maintain relationships with the owners of these platforms or if our access to these platforms was limited or unavailable for any prolonged period of time, our business could be adversely affected
If we are unable to maintain good relationships with third party mobile platform providers, such as Apple and Google, or our access to these platforms was limited or suspended based on any change in terms or policies that made the continued distribution of our titles on these platforms unfeasible or less profitable, or that required us to spend significantly more on marketing campaigns or other means to enhance the discoverability of our titles on these platforms, our business, operating results and financial condition could be harmed.
Our ability to transact business through these platforms is subject to our compliance with their standard terms and conditions, which may be unilaterally amended at any time. For example, the owners of these platforms set the revenue share they are entitled to receive, and may change that without input from or advance notice to us. In addition, the standard terms and conditions of these platforms may impose restrictions on the types of content they will allow to be sold, the ways in which the content is offered and promoted, and the process and timing of accepting content for distribution. Such restrictions could impair our ability to successfully market and sell our mobile games. Furthermore, if any of the providers of these platforms determines that we are in violation of their standard terms and conditions, we may be prohibited from distributing our titles through these platforms, which could harm our business, operating results and financial condition.
We also rely on the ongoing availability of these platforms. If they experience prolonged periods of unavailability, it could have a material impact on our ability to generate revenue through these platforms, and our business and operating results could be harmed. In addition, if these platforms fail to provide adequate levels of service, our customers' ability to access our games may be impacted, or customers may not receive any virtual items for which they have paid, which may adversely affect our brand and consumer good will.
If we fail to develop and publish mobile games that achieve market acceptance, or continue to enhance our existing games, our revenues may suffer
Our business depends on developing and publishing free-to-play and premium paid casual and mobile games that consumers will download and spend time and money on consistently. We continue to invest significant resources in research and development, analytics and marketing to introduce new games and update our existing titles. Our success depends, in part, on unpredictable factors beyond our control, including consumer preferences, competing games and other forms of entertainment, and the emergence of new platforms. If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition could be harmed. Furthermore, even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or any shift in the entertainment preferences of consumers could materially impact our operating results.
If the use of smartphones and tablet devices to facilitate game platforms generally does not increase, our business could be adversely affected
While the number of people using mobile devices, such as smartphones and tablet devices, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging and it may not grow as rapidly or robustly as we anticipate. Our future success is partially dependent upon the continued growth and application of mobile devices for games. In addition, new and emerging technologies could make the mobile devices on which some of our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.
If we are unable to secure new or ongoing content from third party development partners on favorable terms, or at all, our business could be adversely affected
In addition to the games we develop internally, we acquire or license games, including some of our most successful games, from third party development partners located around the world. Our success depends in part on our ability to attract and retain talented and reliable development partners to source new content and update existing content. Our agreements with these development partners are in some instances not exclusive to us and will expire at various times. If we are unable to renew these agreements on terms favorable to us or at all, or if our development partners enter into similar agreements with our competitors or choose to publish their own titles, our business, operating results and financial condition could be harmed.

In addition, certain of our development partners are located in geographic regions of the world that continue to experience military and insurgency conflict, and political turmoil and unrest. Any of these factors could impact the ability of these development partners to create and deliver content to us in a timely fashion or at all, and could restrict or prohibit our ability to remit payments to these development partners. If we are unable to deliver compelling content to our customers or update existing content based on these occurrences, our ongoing business, operating results and financial condition could be harmed.
If our games contain programming errors or flaws, if a significant number of customers experience technical difficulties downloading or launching our games, or if we fail to continue to provide our customers with a high-quality customer experience, it could harm our business, results of operations and financial condition, and impair our ability to successfully execute our business strategy.
A critical component of our strategy is providing a high-quality customer experience to our customers. Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games under tight time constraints. Porting games to new devices or languages may also result in the creation of errors that did not exist in the game as originally released. In addition, our customers may experience technical difficulties downloading and launching our games due to the effects of third-party software on their computers, which we do not control. We cannot provide assurances that our customer service team can resolve these types of technical difficulties, and if a significant number of our customers cannot download or launch our games, it would harm our business, results of operations and financial condition. We believe that if our customers have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential customers. Undetected programming errors, game defects, data corruption and issues with third-party software can disrupt our operations, adversely affect the game experience of our customers, harm our reputation, cause our customers to stop playing our games and divert our resources, any of which could result in legal liability to us or harm our reputation, business, results of operations and financial condition.
We may be unable to adequately protect our intellectual property, which could harm the value of our brand and our business, results of operations and financial condition.
Our business is based upon the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented and other technologies and trade secrets that we use to develop and market our games. Other intellectual property that we create includes audio-visual elements, such as graphics, music and storylines. We rely on trademark, copyright and patent law, trade secret protection and contracts to protect our intellectual property rights. If we are not successful in protecting these rights, the value of our brand and our business, results of operations and financial condition could be harmed.
While we believe that our issued patents or pending patent applications help to protect our business, we cannot assure you that our products, services or operations do not, or will not, infringe valid, enforceable patents of third parties, or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. In addition, we cannot assure you that our patent applications will be approved, that any patents issued will adequately protect our intellectual property or ongoing business strategies, or that such patents will not be challenged by third parties or found to be invalid or unenforceable. Moreover, we rely on intellectual property and technology developed by or licensed from third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our games and other products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technologies adequately against unauthorized copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that could diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. To the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could harm our business, results of operations and financial condition.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully grow our business could be harmed
We believe that our success depends in part on our highly-skilled employee base, and our ability to hire, develop, motivate and retain highly qualified and skilled employees throughout our organization. This includes software developers and engineers, IT staff, game designers and producers, marketing specialists, analytics professionals, and customer service staff. If we do not successfully hire, develop, motivate and retain highly qualified and skilled employees, it is likely that we could experience significant disruptions in our operations and our ability to develop and successfully grow our business could be impaired, which could harm our business, operating results and financial condition.
Competition for the type of talent we seek to hire is increasingly intense in the geographic areas in which we operate. As a result, we may incur significant costs to attract and retain highly-skilled employees. We may be unable to attract and retain the personnel necessary to sustain our business or support future growth.
All of our officers and other employees in the United States are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and distribution of, and impair our ability to sell, our games and other products and services, harm our reputation and impair our ability to execute our business plans.
“Cheating” programs, scam offers, black-markets and other actions by third parties that seek to exploit our games and our players may affect our reputation and harm our operating results
Third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that could decrease the revenues we generate from our virtual economies, divert our players from our games or otherwise harm us. Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players. In addition, third parties may attempt to scam our players with fake offers for virtual goods or other game benefits. We devote significant resources to discover and disable these programs and activities, but if we are unable to do so quickly or effectively, it could damage our reputation and impact our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On October 19, 2011, the Company entered into a ten-year lease agreement for approximately 37,000 square feet of office space in Louisville, Kentucky and occupied the property during the second quarter of 2012. The space serves as the Company’s corporate headquarters. Other significant rental agreements for administrative facilities include leases by Big Fish Games and TwinSpires for office space in Seattle, Washington; Oakland and Mountain View, California and Luxembourg totaling approximately 177,000 square feet.
Additional information concerning property owned by us required by this Item is incorporated by reference to the information contained in the subheadings “C. Racing,” “D. Simulcasting,” “F. Casinos” and "G. Big Fish Fames" in Item 1. “Business” of this Annual Report on Form 10-K.

Our real and personal property (but not including the property of UT Canada, Bluff, Velocity, MVG, NASRIN or Kentucky Downs) is encumbered by liens securing our $500 million Senior Secured Credit Facility. The shares of stock of and ownership interests in certain of our subsidiaries are also pledged to secure this debt facility.
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
LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment.  This matter is currently awaiting review by the Louisiana Racing Commission.
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. Oral arguments on the parties’ Motions for Summary Judgment are scheduled for March 5, 2015.
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
Shareholders, Market Information and Dividends
Our common stock is traded on the NASDAQ Global Market under the symbol CHDN. As of February 16, 2015, there were approximately 3,205 shareholders of record.
The following table sets forth the high and low sale prices, as reported by the NASDAQ Global Market, and dividend declaration information for our common stock during the last two years:

	2014 - By Quarter				2013 - By Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High Sale	$96.74	$92.58	$99.25	$105.53	$70.73	$86.38	$89.81	$90.77
Low Sale	$85.07	$83.71	$85.65	$90.83	$63.61	$68.26	$78.95	$82.42
Dividends per share:				$1.00				$0.87
Purchases of Company Common Stock
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
10/1/14-10/31/2014				—	—	$38,438,810
11/1/14-11/30/2014				—	—	—
12/1/14-12/31/2014	9,355	(1)	$95.30	—	—	—
Total	9,355		$95.30	—	$—	$38,438,810	(2)

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.
Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return of our common stock, including reinvested dividends, against the cumulative total return of peer group indices, the S&P 500 Index and the Russell 2000 Index for the period of five fiscal years commencing December 31, 2009, and ending December 31, 2014. The peer group indices used by the Company include the Dow Jones US Gambling Index, which is a published industry peer index of companies engaged in the leisure and gaming industries, and an index of certain companies in our peer group ("Peer Group"), which is comprised of Penn National Gaming Inc., Boyd Gaming Corporation, Pinnacle Entertainment Inc., and Isle of Capri Casinos Inc. The broad equity market indices used by the Company are the Russell 2000 Index, which measures the performance of small and middle capitalization companies and the S&P 500 Index, which measures the performance of large capitalization companies. The graph and table depict the result of an investment on December 31, 2009, of $100 in the Company, the Russell 2000 Index, the S&P 500 Index, the Dow Jones US Gambling Index and our Peer Group. Because we have historically paid dividends on an annual basis, the performance graph assumes that dividends were reinvested annually.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Churchill Downs Inc.	$100.00	$117.51	$142.83	$184.21	$251.02	$269.60
Russell 2000 Index	$100.00	$126.81	$121.52	$141.42	$196.32	$205.93
S&P 500 Index - Total Returns	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones US Gambling Index	$100.00	$173.11	$160.92	$177.84	$305.42	$247.97
Peer Group	$100.00	$133.22	$120.54	$152.66	$206.52	$200.20

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per common share data)	2014(1)	2013(2) (3)	2012(4) (5)	2011(6)	2010(7) (8)
Operations:
Net revenues	$812,934	$779,325	$731,296	$696,854	$585,345
Operating income	$90,393	$90,100	$96,550	$81,010	$31,566
Earnings from continuing operations	$46,357	$55,033	$58,152	$60,795	$19,557
Discontinued operations, net of income taxes:
(Loss) gain from operations	$—	$(50)	$124	$(1)	$(5,827)
(Loss) gain on sale of assets	$—	$(83)	$—	$3,561	$2,623
Net earnings	$46,357	$54,900	$58,276	$64,355	$16,353
Basic net earnings from continuing operations per common share	$2.67	$3.13	$3.38	$3.59	$1.27
Basic net earnings per common share	$2.67	$3.12	$3.39	$3.80	$1.06
Diluted net earnings from continuing operations per common share	$2.64	$3.07	$3.33	$3.55	$1.26
Diluted net earnings per common share	$2.64	$3.06	$3.34	$3.76	$1.05
Dividends paid per common share	$1.00	$0.87	$0.72	$0.60	$0.50
Balance sheet data at period end:
Total assets	$2,360,274	$1,352,261	$1,114,337	$948,022	$1,017,719
Working capital deficiency	$(92,292)	$(52,491)	$(259,506)	$(28,989)	$(18,556)
Current maturities of long-term debt	$11,250	$—	$209,728	$—	$—
Long-term debt	$759,105	$369,191	$—	$127,563	$265,117
Convertible note payable, related party	$—	$—	$—	$—	$15,075
Other Data:
Shareholders’ equity	$700,001	$704,789	$644,295	$584,030	$506,214
Shareholders’ equity per common share	$40.06	$39.27	$36.93	$34.00	$30.55
Additions to property and equipment, exclusive of business acquisitions, net	$54,486	$48,771	$41,298	$22,667	$61,952
Cash flow data at period end:
Net cash provided by operating activities	$141,619	$144,915	$144,098	$172,995	$59,857
Maintenance-related capital expenditures	$22,733	$16,879	$17,158	$14,845	$14,709
Free cash flow(9)	$118,886	$128,036	$126,940	$158,150	$45,148
The selected financial data presented above is subject to the following information:

(1)	On December 16, 2014, we completed the acquisition of Big Fish Games, whose results are presented in 2014 from the date of acquisition through December 31, 2014.

(2)	On July 17, 2013, we completed the acquisition of Oxford, whose results are presented in 2013 from the date of acquisition through December 31, 2013.

(3)
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

(4)	On October 23, 2012, we completed the acquisition of Riverwalk, whose results are presented in 2012 from the date of acquisition through December 31, 2012.

(5)
During 2012, we recognized a gain of $7.0 million from insurance recoveries, net of losses, related to losses sustained at Harlow's during 2011 from wind and flood damage and at Churchill Downs during 2012 from hail damage.

(6)
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

(7)
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

(8)	On December 16, 2010, we completed the acquisition of Harlow's, whose results are presented in 2010 from the date of acquisition through December 31, 2010.

(9)
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
Overview
We are a diversified provider of pari-mutuel horseracing, online account wagering on horseracing and casino gaming. We are also one of the world's largest producers and distributors of online and mobile casual games.
We operate in five operating segments as follows:

1.	Racing, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred and quarterhorse racing operation in New Orleans along with twelve OTBs in Louisiana; and

•
Calder Race Course (“Calder”), a thoroughbred racing facility in Miami Gardens, Florida, where, as of July 1, 2014, we ceased pari-mutuel operations, except for limited operations conducted by a third party.

2.	Casinos, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which we acquired on July 17, 2013. Oxford operates approximately 860 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which we acquired on October 23, 2012. Riverwalk operates approximately 690 slot machines, 15 table games, a five story, 80-room attached hotel, multi-functional event center and dining facilities;

•
Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 13 table games, a five-story, 105-room attached hotel, multi-functional event center, pool, spa and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,130 slot machines and included a poker room operation branded “Studz Poker Club” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 710 video poker machines in southeast Louisiana which are located within ten of our OTBs; and

•
Our equity investment in Miami Valley Gaming LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has approximately 1,580 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	TwinSpires, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers;

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry;

•	Our equity investment in HRTV, LLC (“HRTV”), a horseracing television channel, which was divested on January 2, 2015; and

•	Luckity, an ADW business that offered real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces which ceased operations on November 4, 2014.

4.	Big Fish Games, Inc. ("Big Fish Games") which:

•
Is headquartered in Seattle, Washington with locations in Oakland, California and Luxembourg, which we acquired on December 16, 2014. Big Fish Games is a producer of premium paid, casual free-to-play and casino-style games for PCs and mobile devices.

5.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufactures and operates pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering businesses;

•
Capital View Casino & Resort, a 50% joint venture with Saratoga Harness Racing, Inc. ("SHRI") to bid on the development and management of a destination casino and resort in the Capital Region of New York;

•	Bluff Media ("Bluff"), a multimedia poker content brand and publishing company, acquired by the Company on February 10, 2012; and

•	Our other minor investments.
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner.
During the year ended December 31, 2014, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 2.8% compared to the same period of 2013. TwinSpires handle increased $29.0 million, or 3%, during the year ended December 31, 2014, as compared to the same period of 2013. Excluding the impact from Illinois and Texas, handle increased 5% primarily due to a 19% increase in unique players.
On January 18, 2013, TwinSpires ceased accepting wagers from Illinois residents due to the expiration of legislation permitting ADW wagering in the state. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, and on January 29, 2014, the legislature approved a bill extending advance deposit wagering by Illinois residents through January 31, 2017. During the twelve months ended December 31, 2014, handle wagered by Illinois residents increased $31.0 million compared to the same period of 2013. As further discussed in Part I Item 3. Legal Proceedings, on September 25, 2013, we suspended wagering from all Texas accounts and returned deposited funds to Texas residents. During the twelve months ended December 31, 2014, handle wagered by Texas residents decreased $42.2 million, as compared to the same period of 2013.

Pari-mutuel handle from Racing decreased $335.0 million, or 19%, during the year ended December 31, 2014, compared to the same period of 2013, primarily due to a 62 day reduction in the number of live race days due to the cessation of pari-mutuel operations at Calder on July 1, 2014. In addition, field-size challenges and a higher Kentucky take-out rate impacted wagering levels at our Churchill Downs and Arlington locations as compared to the same period of 2013.
We believe that, despite uncertain economic conditions as well as regulatory and legislative challenges, we are in a strong financial position. As of December 31, 2014, there was $223.7 million of borrowing capacity available under our senior secured credit facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Big Fish Games
On December 16, 2014, we completed the acquisition of Big Fish Games for upfront consideration of $485 million plus a working capital adjustment with an earnout payment up to $350 million. Big Fish Games, which has locations in Seattle, Washington, Oakland, California and in Luxembourg, employs approximately 580 employees and develops casual games for PCs and mobile devices worldwide. Big Fish Games operates in three game segments: premium paid, casino and casual free-to-play. We acquired Big Fish Games to leverage its casino and casual game experience, as well as its assembled workforce, and to position ourself as a leader in the mobile and online game industry. We financed the acquisition with borrowings under our Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) and a $200 million Term Loan Facility (“Term Loan”) added to our existing Senior Secured Credit Facility.
Saratoga Harness Racing, Inc. ("SHRI") Ventures
SHRI Joint Venture
On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On June 30, 2014, we filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. On December 17, 2014, the New York State Facility Location Board recommended that the Capital Region license be granted to another bidder.
During the year ended December 31, 2014, we incurred $1.0 million in equity losses in our other investments segment associated with the license application process and funded $3.3 million to the joint venture. Furthermore, we recorded an impairment loss of $1.6 million during the fourth quarter of 2014 to reduce the value of our investment in the joint venture to its estimated fair market value of $1.1 million.
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which owns Saratoga Casino and Raceway in Saratoga Springs, NY; SHRI's controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado; SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs, New York; its interest in the proposed Capital View Casino & Resort in East Greenbush, New York; and SHRI's interest in a joint venture with Rush Street Gaming to build the proposed Hudson Valley Casino and Resort in Newburgh, New York.
In addition, the Company signed a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway and Saratoga Casino Black Hawk. Both the funding of the equity investment and the commencement of the management agreement are subject to regulatory approval and licensing requirements in New York and Colorado.
Luckity ADW Operations
On November 4, 2014, we ceased operations of Luckity, our ADW business which offered real-money bingo with outcomes based on and determined by pari-mutuel wagers on live horseraces. Prior to this date, we were investing in this business and actively marketing to Luckity customers. We determined that Luckity did not achieve the expected financial returns and was unlikely to significantly improve its results. During the fourth quarter of 2014, we recorded an impairment charge of $3.2 million for fixed assets specifically associated with Luckity. We do not expect to incur any additional, material expenditures in connection with ceasing operations.
Florida Pari-Mutuel Racing Operations
During 2013, Calder and Gulfstream Park began conducting concurrent live thoroughbred racing in certain months, leading to direct competition for on-track horseracing, in the intrastate and interstate simulcast markets and for horses in South Florida. This negatively affected Calder’s ability to achieve full field horseraces and to generate handle on live racing. Previously in Florida, a thoroughbred racetrack conducting a live racing meet had control over hosting out-of-state signals, and received commissions on wagers placed at other racetracks throughout the state. There were instances where one or more thoroughbred racetracks operated live meets concurrently, and in that instance each racetrack had the opportunity to be a “host” track for out-of-state interstate horseracing signals. When two or more thoroughbred racetracks operated live meets concurrently, other wagering sites were required to select a live racetrack to host their pari-mutuel wagering. Three Florida thoroughbred racetracks, including Calder, have historically served as the host track based on their live racing calendar. On May 7, 2013, all of Florida’s three thoroughbred racetracks began claiming that they were host tracks on a year-round basis.
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
On July 1, 2014, we finalized an agreement with The Stronach Group (“TSG”) under which TSG will operate, at TSG’s expense, live racing and maintain certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, involves a lease to TSG of Calder’s racetrack and certain other racing and training facilities, including a portion of the barns on Calder’s backside consisting of approximately 430 stalls. TSG will operate live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements. TSG will operate and maintain the racing and training facilities at Calder on a year-round basis. Furthermore, TSG will be responsible for substantially all of the direct and indirect costs associated with these activities and receive the associated revenues. We will continue to own and operate the Calder Casino.
In addition, as part of the agreement, effective July 1, 2014, we amended Calder’s agreement with the Florida Horsemen’s Benevolent and Protective Association, Inc. (“FHBPA”) which reduced the rate of non-stakes purse supplements payable by the Calder Casino from 12 percent to 10 percent of slot machine revenue.
As a result of the agreement with TSG, on July 1, 2014, we notified 214 Calder employees of the termination of their employment which occurred between July 8, 2014, and September 2, 2014. In accordance with the terms of a one-time benefit arrangement, we recognized $2.3 million of severance and other benefit costs within selling, general and administrative expenses during the year ended December 31, 2014. We also assessed alternative potential uses of the Calder facility and certain assets not required to be maintained under the lease agreement and recognized accelerated depreciation expense of $2.4 million, primarily related to Calder's barns, which are not expected to be utilized subsequent to December 31, 2014. During 2015, the Company will continue to assess potential alternative uses of the Calder facility not associated with the lease agreement.
HRTV Equity Investment Divestiture
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations, we modified our HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company’s interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of our ownership interest. We recorded a gain of $5.8 million during January 2015 from the sale of our remaining investment in HRTV.
Legislative and Regulatory Changes
Please refer to subheading “L. Legislative Changes” in Item 1. “Business” of this Annual Report on Form 10-K for information regarding legislative and regulatory changes.
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
Our most significant estimates relate to the valuation of property and equipment, goodwill and other intangible assets, which may be significantly affected by changes in the regulatory environment in which we operate, and to the aggregate costs for self-insured liability and workers’ compensation claims. Additionally, estimates are used for determining income tax liabilities and recognition of revenue for Big Fish Games.
Goodwill and Intangible Assets
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
Our 2014 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. None of our reporting units were considered to be "at risk" of failing step one of the 2014 annual goodwill impairment test. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. In prior years, our assessment of goodwill impairment was largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows were based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis was performed. Further they required management's judgments and took into account assumptions about overall growth rates and increases in expenses.
We consider our slots gaming rights and trademark intangible assets as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities and use the Big Fish Games name indefinitely, as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently, if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is recognized.
In March 2013, we adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended rule, a testing methodology similar to that which is performed for goodwill impairment testing is acceptable for assessing a company's indefinite-lived intangible assets. We completed the required annual impairment tests of indefinite-lived intangible assets as of March 31, 2014, and no adjustment to the carrying value of indefinite-lived intangible assets was required. We assessed our indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that the fair value of our indefinite-lived intangible assets was greater than their carrying value.
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
Income Taxes
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
Big Fish Games Revenue Recognition
Big Fish Games revenue is primarily derived from the sale of premium paid, casino and casual free-to-play games and virtual goods within games. Premium game revenue is derived from our subscription business, the Big Fish Game Club, and from the sale of specific games. Subscribers receive a game credit each month with their subscription. We determined that the price of a monthly subscription is equivalent to the vendor specific objective evidence (“VSOE”) of the game credit and that the additional benefits of the monthly subscription are marketing and promotional activities. The value of the game credit is recognized when a customer redeems the game credit. We also sell game credits on our website that are redeemable for the download of a game. Revenue is recognized when the customer redeems the game credit for a game.
We record breakage revenue, which is recognized based on historical game credit redemption patterns and represents the balance of credits where we have determined the likelihood of redemption is remote or the credits have legally expired.
We offer casino and casual games that customers can play at no cost and can purchase virtual goods within games to enhance the game playing experience.  These games are distributed primarily through third party mobile platform providers, including but not limited to, Apple and Google.  Once downloaded, players can purchase in-game virtual currency which is redeemable in the game for virtual goods. Substantially all of our virtual goods can be consumed by player action. We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue to make available the purchased virtual goods within the game over the estimated life of the virtual goods. For casino games, the life of the virtual goods is estimated to be the time period over which virtual goods are consumed or approximately four days. For all other casual games, the average playing period of paying players of approximately four months represents our best estimate of the average life of virtual goods.
We receive reports from the third party mobile platform providers which break down the virtual goods purchased in our casual and casino games for a given time period. The proceeds from the sale of virtual goods are recorded as deferred revenue, and recognized as revenue over the estimated average life of the virtual goods.
We compute our estimated average life of virtual goods at least once each year, and more frequently if qualitative evidence exists that would indicate a possible change, including consideration of changes in the characteristics of games.
Principal Agent Considerations
In accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games, which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our casino and casual free-to-play games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the digital storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.
Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for games distributed through digital storefronts, and we therefore recognize revenue related to these arrangements on a gross basis.
Fair Value Estimates
We estimated the fair value of the Big Fish Games deferred payment and earnout liability as of December 31, 2014 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on our cost of debt.  The cost of debt as of the closing date was based on the observed market yields of our Senior Unsecured Notes issued in December of 2013 and represents a Level 3 fair value measurement and was adjusted for the difference in seniority and term of the deferred payment and earnout liability.

Foreign Currency
The functional currency of our international subsidiaries is the U.S. dollar, with the exception of our Big Fish Luxembourg subsidiary, whose functional currency is the Euro. For subsidiaries with a functional currency of the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Foreign currency denominated revenue and expenses are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income and expense. For the Luxembourg subsidiary, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of a reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is recorded as foreign currency translation adjustment and included in accumulated other comprehensive income (loss) in stockholders' equity.
Insurance Reserves
During the year ended December 31, 2014, our business insurance renewals included substantially the same coverage and retentions as in previous years. We estimate insurance liabilities for workers’ compensation and general liability losses based on our historical loss experience, certain actuarial assumptions of loss development factors and current industry trends. Any changes in our assumptions, actuarial assumptions or loss experience could impact our total insurance cost and overall results of operations.
Property and Equipment
Our business can be impacted positively and negatively by legislative and regulatory changes, by economic conditions and by gaming competition. A significant negative impact from these activities could result in a significant impairment of our property and equipment and/or our goodwill and indefinite-lived intangible assets. We perform reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, than an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. An impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that the asset, or asset group, may be utilized. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than our actual intended use of the asset, or asset group. Additional information regarding how our business can be impacted by competition and legislative changes is included in subheading “K. Competition” and subheading “L. Legislative Changes”, respectively, in Item 1. “Business” of this Annual Report on Form 10-K.
Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Consolidated Net Revenues
Our net revenues and earnings are influenced by our racing calendar. Therefore, revenues and operating results for any interim quarter are not generally indicative of the revenues and operating results for the year, and may not be comparable with results for the corresponding period of the previous year. We historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and Kentucky Oaks. Information regarding racing dates at our facilities for 2015 and 2014 is included in Subheading “C. Racing” in Item 1. “Business” of this Annual Report on Form 10-K.
Our Consolidated Statements of Comprehensive Income include net revenues and operating expenses associated with our Racing, Casinos, TwinSpires, Big Fish Games and Other Investments operating segments and are defined as follows:
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
Casinos: net revenues and corresponding operating expenses generated from slot machines, table games and video poker. In addition, it includes ancillary revenues and expenses generated by food and beverage sales, hotel operations revenue and miscellaneous other revenue.
TwinSpires: net revenues and corresponding operating expenses generated by the Company’s ADW business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the Company's information business that provides data information and processing services to the equine industry.

Big Fish Games: net revenues and corresponding expenses generated by premium paid, casual free-to-play and casino-style games for PC, Mac, smartphone, tablet and online casual gaming.
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
During the year ended December 31, 2012, the Company merged the operations of Churchill Downs Simulcast Productions ("CDSP"), the Company's provider of television production services, which was previously included in our Other Investments operating segment, with its Racing operating segment. There was no impact from these reclassifications on consolidated net revenues, operating income, results of continuing operations, or cash flows.
Racing and TwinSpires:
Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Other operating revenues such as admissions, programs and concession revenues are recognized once delivery of the product or service has occurred.
Our customer loyalty programs offer incentives to customers who wager at the Company’s racetracks or through our advance deposit wagering platform, TwinSpires.com. The TSC Elite program is offered for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. Under the program, customers are able to accumulate points over time that they may redeem for wagering credits or handicapping products and publications at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned.  Under the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods for which points will be redeemed. The reward point liabilities were $0.7 million and $0.8 million as of December 31, 2014 and 2013, respectively.
Racing and TwinSpires revenues are generated by pari-mutuel wagering on live and simulcast racing content. Live racing handle includes patron wagers made on live races at our racetracks and also wagers made on imported simulcast signals by patrons at our racetracks during live meets. Import simulcasting handle includes wagers on imported signals at our racetracks when the respective tracks are not conducting live racing meets, at our OTBs and through our ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
We retain as revenue a pre-determined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned in 2014 approximated 11% of handle for Racing and 19% of handle for TwinSpires.
Casinos
Casinos revenues represent net gaming wins, which is the difference between gaming wins and losses. Other operating revenues, such as concession revenues, are recognized once delivery of the product or service has occurred. Certain key operating statistics specific to the gaming industry are included in our discussion of performance of the casinos segment. Our slot facilities report slot handle as a volume measurement, defined as the gross amount wagered or coins placed into slot machines in aggregate for the period cited. In addition, our slot facilities and video poker operations report net win per unit, which is calculated as gross gaming revenues, less customer payouts and free play, per machine and per day of operations.
Our customer loyalty program offers incentives to customers who wager at our gaming facilities. The Player’s Club is offered at the Company’s gaming facilities in Louisiana, Florida, Mississippi, Maine and our 50% joint venture, MVG. Under the program, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the program.  As a result of the ability of the customer to accumulate points, we accrue the cost of points, after consideration of estimated forfeitures, as they are earned.  To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the benefits, rates and the mix of goods and services for which points will be redeemed. Under the Player’s Club program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  The reward point liabilities were $1.0 million and $1.3 million as of December 31, 2014 and 2013, respectively.
Big Fish Games
Big Fish Games revenue is primarily derived from the sale of premium paid, casino and casual free-to-play games and virtual goods within games. Premium game revenue is derived from our subscription business, the Big Fish Game Club, and from the sale of specific games. Subscribers receive a game credit each month with their subscription. We record breakage revenue, which is recognized based on historical game credit redemption patterns and represents the balance of credits where we have determined the likelihood of redemption is remote or the credits have legally expired.  We offer casino and casual games that customers can play at no cost and for which they can purchase virtual goods within games to enhance the game playing experience.

RESULTS OF OPERATIONS
Pari-mutuel Handle
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Racing:
Churchill Downs
Total handle	$580,098	$663,689	$596,613	$(83,591)	(13)%	$67,076	11%
Net pari-mutuel revenues	$60,139	$57,002	$53,538	$3,137	6%	$3,464	6%
Commission %	10.4%	8.6%	9.0%
Arlington
Total handle	$458,756	$527,339	$563,220	$(68,583)	(13)%	$(35,881)	(6)%
Net pari-mutuel revenues	$53,068	$55,509	$60,825	$(2,441)	(4)%	$(5,316)	(9)%
Commission %	11.6%	10.5%	10.8%
Calder (3)
Total handle	$155,818	$320,036	$533,168	$(164,218)	(51)%	$(213,132)	(40)%
Net pari-mutuel revenues	$16,931	$32,737	$61,042	$(15,806)	(48)%	$(28,305)	(46)%
Commission %	10.9%	10.2%	11.4%
Fair Grounds
Total handle	$276,109	$294,991	$333,033	$(18,882)	(6)%	$(38,042)	(11)%
Net pari-mutuel revenues	$29,090	$31,123	$34,018	$(2,033)	(7)%	$(2,895)	(9)%
Commission %	10.5%	10.6%	10.2%
Total Racing
Total handle	$1,470,781	$1,806,055	$2,026,034	$(335,274)	(19)%	$(219,979)	(11)%
Net pari-mutuel revenues	$159,228	$176,371	$209,423	$(17,143)	(10)%	$(33,052)	(16)%
Commission %	10.8%	9.8%	10.3%
TwinSpires (1) (4)
Total handle	$897,706	$868,735	$859,841	$28,971	3%	$8,894	1%
Net pari-mutuel revenues	$172,221	$166,933	$168,795	$5,288	3%	$(1,862)	(1)%
Commission %	19.2%	19.2%	19.6%
Eliminations (2)
Total handle	$(112,652)	$(133,746)	$(137,683)	$21,094	(16)%	$3,937	(3)%
Net pari-mutuel revenues	$(14,541)	$(12,495)	$(13,157)	$(2,046)	16%	$662	(5)%
Total
Handle	$2,255,835	$2,541,044	$2,748,192	$(285,209)	(11)%	$(207,148)	(8)%
Net pari-mutuel revenues	$316,908	$330,809	$365,061	$(13,901)	(4)%	$(34,252)	(9)%
Commission %	14.0%	13.0%	13.3%
The pari-mutuel activity above is subject to the following information:

(1)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from TwinSpires.

(2)	Eliminations include the elimination of intersegment transactions.

(3)	Calder ceased pari-mutuel operations on July 1, 2014.

(4)	TwinSpires handle from Illinois and Texas, to reflect the impact of recent regulatory developments, as previously described (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
TwinSpires Handle:
Illinois	$71,591	$40,607	$65,619	$30,984	76%	$(25,012)	(38)%
Texas	—	42,210	53,932	(42,210)	(100)%	$(11,722)	(22)%
All other	826,115	785,918	740,290	40,197	5%	$45,628	6%
Total	$897,706	$868,735	$859,841	$28,971	3%	$8,894	1%

Casino Activity
The following table sets forth, for the periods indicated, statistical gaming information (in thousands, except for average daily information):

	Year Ended December 31,			'14 vs. '13		'13 vs. '12
	2014	2013 (1)	2012 (2)	$	%	$	%
Calder Casino
Net casino revenues	$74,030	$76,554	$75,686	$(2,524)	(3)%	$868	1%
Slot handle	$961,080	$1,010,840	$1,008,946	$(49,760)	(5)%	$1,894	—%
Net slot revenues	$73,190	$74,008	$72,372	$(818)	(1)%	$1,636	2%
Average daily net win per slot machine	$178	$169	$164	$9	5%	$5	3%
Average daily number of slot machines	1,127	1,201	1,207	(74)	(6)%	(6)	—%
Average daily poker revenue (4)	$4,148	$7,233	$9,303	$(3,085)	(43)%	$(2,070)	(22)%
Fair Grounds Slots and Video Poker
Net casino revenues	$73,807	$76,665	$76,893	$(2,858)	(4)%	$(228)	—%
Slot handle	$428,005	$436,188	$438,095	$(8,183)	(2)%	$(1,907)	—%
Net slot revenues	$39,627	$40,880	$41,875	$(1,253)	(3)%	$(995)	(2)%
Average daily net win per slot machine	$177	$181	$185	$(4)	(2)%	$(4)	(2)%
Average daily number of slot machines	620	620	625	—	—%	(5)	(1)%
Average daily video poker revenue	$94,162	$98,441	$97,613	$(4,279)	(4)%	$828	1%
Average daily net win per video poker machine	$129	$130	$137	$(1)	(1)%	$(7)	(5)%
Average daily number of video poker machines	728	756	714	(28)	(4)%	42	6%
Oxford Casino
Net casino revenues	$72,728	$32,649	$—	$40,079	F	$32,649	F
Slot handle	$675,368	$262,699	$—	$412,669	F	$262,699	F
Net slot revenues	$58,368	$26,689	$—	$31,679	F	$26,689	F
Average daily net win per slot machine	$186	$197	$—	$(11)	(6)%	$197	F
Average daily number of slot machines	858	808	—	50	6%	808	F
Average daily net win per table	$1,525	$1,588	$—	$(63)	(4)%	$1,588	F
Average daily number of tables	26	23	—	3	13%	23	F

	Year Ended December 31,			'14 vs. '13		'13 vs. '12
	2014	2013 (1)	2012 (2)	$	%	$	%
Harlow’s Casino
Net casino revenues	$47,632	$49,577	$54,087	$(1,945)	(4)%	$(4,510)	(8)%
Slot handle	$554,910	$604,433	$653,406	$(49,523)	(8)%	$(48,973)	(7)%
Net slot revenues	$43,326	$45,349	$49,021	$(2,023)	(4)%	$(3,672)	(7)%
Average daily net win per slot machine	$159	$155	$163	$4	3%	$(8)	(5)%
Average daily number of slot machines	747	799	821	(52)	(7)%	(22)	(3)%
Average daily poker revenue (3)	$—	$754	$701	$(754)	(100)%	$53	8%
Average daily net win per table	$856	$750	$875	$106	14%	$(125)	(14)%
Average daily number of tables	13	15	15	(2)	(13)%	—	—%
Riverwalk Casino
Net casino revenues	$47,391	$50,513	$9,914	$(3,122)	(6)%	$40,599	F
Slot handle	$508,733	$591,975	$109,787	$(83,242)	(14)%	$482,188	F
Net slot revenues	$43,567	$47,405	$9,328	$(3,838)	(8)%	$38,077	F
Average daily net win per slot machine	$172	$181	$181	$(9)	(5)%	$—	—%
Average daily number of slot machines	692	716	736	(24)	(3)%	(20)	(3)%
Average daily net win per table	$733	$596	$616	$137	23%	$(20)	(3)%
Average daily number of tables	15	18	18	(3)	(17)%	$—	—%
Total
Net casino revenues	$315,588	$285,958	$216,580	$29,630	10%	$69,378	32%

NM: Not meaningful	U: > 100% unfavorable	F: >100% favorable
The casino activity presented above is subject to the following information:

(1)	On July 17, 2013, we completed the acquisition of Oxford, whose results are presented in 2013 from the date of acquisition through December 31, 2013.

(2)	On October 23, 2012, we completed the acquisition of Riverwalk, whose results are presented in 2012 from the date of acquisition through December 31, 2012.

(3)	Harlow's poker room closed during July 2013.

(4)
During December 2013, Calder Casino relocated the poker room within its facility and reduced the number of poker tables from eleven tables to six tables. On June 30, 2014, Calder Casino ceased operations of its poker room.

Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
No. of live race days	319	374	381	(55)	(15)%	(7)	(2)%
Net revenues:
Racing	$261,453	$274,269	$302,088	$(12,816)	(5)%	$(27,819)	(9)%
Casinos	329,010	297,473	223,112	31,537	11%	74,361	33%
TwinSpires	190,333	184,541	183,279	5,792	3%	1,262	1%
Big Fish Games	13,855	—	—	13,855	F	—	NM
Other	18,283	23,042	22,817	(4,759)	(21)%	225	1%
Total net revenues	$812,934	$779,325	$731,296	$33,609	4%	$48,029	7%
Operating income	$90,393	$90,100	$96,550	$293	—%	$(6,450)	(7)%
Operating income margin	11%	12%	13%
Earnings from continuing operations	$46,357	$55,033	$58,152	$(8,676)	(16)%	$(3,119)	(5)%
Diluted net earnings from continuing operations per common share	$2.64	$3.07	$3.33
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Our total net revenues increased $33.6 million during the year ended December 31, 2014, primarily from the increase in revenues of $42.2 million from Oxford, which was acquired on July 17, 2013. Casino revenues increased $31.5 million as the addition of Oxford revenues was partially offset by a decline in revenues at our other properties due to continued regional economic weaknesses, additional competition and inclement weather negatively affecting visitation. Big Fish Games reflects revenues from its premium paid, casino and free-to-play casual games since its acquisition on December 16, 2014. TwinSpires revenues increased $5.8 million due to a 3.3% increase in handle during the year ended December 31, 2014. Organic growth and the return of Illinois wagering, which was temporarily ceased during 2013 due to the expiration of state legislation, more than offset the loss of Texas wagering during the period. Revenues generated by Racing decreased $12.8 million on the cessation of Calder's pari-mutuel operations as well as weaknesses at the Company's other racetracks, which was partially offset by higher revenues from a strong Kentucky Oaks and Kentucky Derby week. Other revenues declined $4.8 million primarily due to lower United Tote revenues associated with declining equipment sales and totalisator services.
Our operating income increased $0.3 million due to the incremental results of Oxford and Big Fish Games in addition to the impact of a successful Kentucky Oaks and Kentucky Derby week. Partially offsetting these increases were severance and other expenses related to the cessation of pari-mutuel operations at Calder, expenditures related to the development of Internet gaming technology, acquisition related expenses related to the Big Fish Games acquisition and challenges within our TwinSpires segment including higher state taxation requirements and the loss of Texas wagering. Further discussion of results by our reported segments is detailed below.
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Our total net revenues increased $48.0 million during the year ended December 31, 2013, compared to the same period of 2012, primarily from the continuing expansion of our Casinos segment through the acquisitions of Riverwalk and Oxford. Casino revenues increased $74.4 million, reflecting $53.6 million in revenues at Riverwalk, which was acquired on October 23, 2012 and $34.4 million in revenues at Oxford, which was acquired on July 17, 2013. Revenues generated by Racing decreased $27.8 million as strong Kentucky Oaks and Kentucky Derby week revenues were more than offset by the loss of Florida hosting revenues at Calder and the loss of eighteen host days at Arlington during the year ended December 31, 2013. TwinSpires revenues increased $1.3 million during the year ended December 31, 2013, as increased revenue from organic customer growth at TwinSpires and Velocity was partially offset by the effect of the temporary expiration of Illinois legislation permitting Illinois residents to wager online. Furthermore, on September 25, 2013, we ceased accepting wagers from Texas residents due to the loss of a lawsuit challenging a state law requiring residents to wager in person at a Texas racetrack, further impacting revenues from TwinSpires.

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
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Purses & pari-mutuel taxes	$105,303	$111,198	$125,490	$(5,895)	(5)%	$(14,292)	(11)%
Casino taxes	84,653	70,481	52,306	14,172	20%	18,175	35%
Depreciation/amortization	68,257	61,750	55,600	6,507	11%	6,150	11%
Other operating expenses	375,819	362,725	334,527	13,094	4%	28,198	8%
Acquisition related charges	3,826	—	—	3,826	100%	—	NM
SG&A expenses	85,114	83,446	73,829	1,668	2%	9,617	13%
Insurance recoveries, net of losses	(431)	(375)	(7,006)	(56)	15%	6,631	95%
Total expenses	$722,541	$689,225	$634,746	$33,316	5%	$54,479	9%
Percent of revenue	89%	88%	87%
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting comparability of consolidated operating expenses include:

•
Casino taxes increased $14.2 million, which included an increase of $15.9 million related to our July 2013 acquisition of Oxford. This increase was partially offset by a decline in expenses associated with lower casino revenues at our other locations during the year ended December 31, 2014.

•
Other operating expenses increased $13.1 million, primarily reflecting an increase of $13.8 million in expenses incurred by Big Fish Games since its acquisition on December 16, 2014. In addition, operating expenses increased $11.7 million due to a full year of operations at Oxford. Furthermore, we incurred an increase of $2.6 million in operating expenses related to the development of our Internet gaming technology which was partially offset by a bad debt expense of $2.5 million associated with a third-party deposit recognized during the year ended December 31, 2013. Finally, we experienced increased content costs of $5.3 million from organic handle growth and from growth in the TwinSpires' third-party white-label services. Partially offsetting these increases was a decrease of $11.9 million in Calder operating expenses during the year ended December 31, 2014 due to the cessation of its pari-mutuel operations on July 1, 2014. In response to declining revenues, we reduced salaries, contract labor, and marketing and advertising expenses across our segments by $5.9 million.

•
Purses and pari-mutuel taxes decreased $5.9 million during the year ended December 31, 2014. Calder incurred lower expenses of $8.1 million primarily due to the conclusion of pari-mutuel operations on July 1, 2014. In addition, our Illinois and Louisiana properties declined $3.2 million consistent with the declines in revenues. Partially offsetting these declines, TwinSpires pari-mutuel taxes increased $3.8 million, primarily due to new taxation requirements in New York. In addition, Churchill Downs Racetrack incurred higher expenses of $1.6 million, due primarily to an increase in purse expense resulting from an increase in its take-out rate.

•
Acquisition related charges of $3.8 million consist of the non-cash change in the fair values of the Big Fish Games deferred payment liabilities and earnout liability from the date of acquisition on December 16, 2014 through December 31, 2014. The increase in the fair value of these liabilities was largely determined by a change in the credit spread associated with our Senior Unsecured Notes during the period subsequent to acquisition.

•
SG&A expenses increased $1.7 million primarily due to development expenses of $6.4 million associated with the acquisition of Big Fish Games. Furthermore, we experienced increases of $1.8 million associated with a full year of Oxford operations and $0.7 million for Big Fish Games expenses subsequent to its acquisition. In addition, we incurred $2.3 million from non-recurring compensation expenses due to the conclusion of Calder pari-mutuel operations. Partially offsetting these increases was a decline in share-based compensation expense of $9.6 million as expenses associated with grants made under the New Company LTIP were substantially recognized during previous periods.

•
Depreciation and amortization expense increased $6.5 million during the year ended December 31, 2014, due, in part, to the impact of our acquisitions of Big Fish Games and Oxford, which included incremental depreciation expenses of $2.2 million and $3.3 million, respectively, during the year December 31, 2014. Calder depreciation expense increased $2.8 million related to the acceleration of expense related primarily to the Calder barns as we assessed alternative uses of the assets and reviewed the useful lives of the assets as a result of the cessation of pari-mutuel operations. Partially offsetting these increases was a decrease in depreciation of $1.7 million at our Louisiana and Mississippi properties primarily associated with fully depreciated assets.

Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $28.2 million, primarily reflecting an increase of $31.8 million in operating expenses generated by Riverwalk and Oxford during the year ended December 31, 2013. In addition, salary expenditures increased $1.7 million, primarily associated with the continued development of the TwinSpires segment. Furthermore, we incurred operating expenses of $1.1 million associated with a new video poker location in Louisiana which opened during January 2013. Finally, we incurred $3.1 million in operating expenses related to the development of Internet gaming technology, including $2.5 million of bad debt expense associated with a third-party deposit for which collectibility is not probable. Partially offsetting these increases were decreases in other racing expenses of $5.6 million associated with Calder’s loss of Florida host revenues during the year ended December 31, 2013. Finally, TwinSpires content expenses declined due to the favorable settlement of litigation and the cessation of wagering in Texas and Illinois during portions of 2013.

•	Casino taxes increased $18.2 million, primarily due to our acquisitions of Riverwalk and Oxford, which incurred casino taxes of $19.4 million during the year ended December 31, 2013.

•
Purses and pari-mutuel taxes decreased $14.3 million, primarily as the result of the decline in pari-mutuel revenues within Racing, which corresponds with a 10.9% decrease in pari-mutuel handle compared to the same period of 2012. Calder generated a decline in purses and pari-mutuel taxes of $13.2 million, primarily due to the loss of Florida hosting revenues. Partially offsetting this decline was an increase in pari-mutuel taxes within TwinSpires, due to an increase in the number of states which assess pari-mutuel taxes on ADW wagering.

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

Other Income (Expense) and Provision for Income Taxes
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Interest income	$20	$112	$90	$(92)	(82)%	$22	24%
Interest expense	(20,842)	(6,231)	(4,531)	(14,611)	U	(1,700)	(38)%
Equity in earnings (loss) of unconsolidated investments	6,328	(4,142)	(1,701)	10,470	F	(2,441)	U
Miscellaneous, net	619	5,667	819	(5,048)	(89)%	4,848	F
Other income (expense)	$(13,875)	$(4,594)	$(5,323)	$(9,281)	U	$729	14%
Income tax provision	$(30,161)	$(30,473)	$(33,075)	$312	1%	$2,602	8%
Effective tax rate	39%	36%	36%
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting the comparability of other income and expense and the income tax provision include:

•	Interest expense increased during the year ended December 31, 2014, primarily as a result of higher long-term debt balances outstanding as a result of the Oxford and Big Fish Games acquisitions.

•
Equity in earnings (loss) of unconsolidated investments increased $10.5 million during the year ended December 31, 2014, primarily due to earnings of $8.9 million from our investment in MVG, which opened during December 2013. In addition, during the year ended December 31, 2013, MVG recognized pre-opening expenses of $3.6 million. Finally, the performance of our investment in HRTV improved $0.8 million during the period. Partially offsetting these increases were expenses of $1.0 million related to our unsuccessful attempt to secure the license to develop a casino in the Capital Region of New York and an impairment charge of $1.6 million related to reducing the carrying value of our Capital View Casino & Resort investment to its expected fair value.

•
Miscellaneous, net decreased $5.0 million primarily due to the prior year recognition of HRE Trust Fund proceeds of $4.5 million and a decrease in income associated with a third-party food and beverage provider.

•	The effective tax rate for the year ended December 31, 2014 was affected by non-deductible Big Fish Games acquisition related charges and transaction costs.
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

•
Equity in loss of unconsolidated investments increased $2.4 million during the year ended December 31, 2013, primarily due to preopening expenses of $3.6 million related to our investment in MVG. Partially offsetting this increase were favorable casino results from MVG of $0.5 million subsequent to its opening on December 12, 2013, and the performance of our investment in HRTV, which improved $0.6 million.

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

•	The effective tax rate for the year ended December 31, 2013 was affected by the recognition of income tax benefits of $0.9 million related to 2012 and 2013 research and development tax credits.
Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our reported segments (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Churchill Downs	$150,229	$139,531	$129,847	$10,698	8%	$9,684	7%
Arlington	66,079	67,878	73,789	(1,799)	(3)%	(5,911)	(8)%
Calder	20,032	37,527	66,149	(17,495)	(47)%	(28,622)	(43)%
Fair Grounds	39,714	41,828	45,460	(2,114)	(5)%	(3,632)	(8)%
Total Racing	276,054	286,764	315,245	(10,710)	(4)%	(28,481)	(9)%
Calder Casino	77,003	78,951	77,864	(1,948)	(2)%	1,087	1%
Fair Grounds Slots	40,774	42,156	42,881	(1,382)	(3)%	(725)	(2)%
VSI	34,369	35,931	35,433	(1,562)	(4)%	498	1%
Harlow’s Casino	50,199	52,440	56,604	(2,241)	(4)%	(4,164)	(7)%
Oxford Casino	76,526	34,350	—	42,176	F	34,350	F
Riverwalk Casino	50,139	53,645	10,330	(3,506)	(7)%	43,315	F
Total Casino	329,010	297,473	223,112	31,537	11%	74,361	33%
TwinSpires	191,291	185,394	184,115	5,897	3%	1,279	1%
Big Fish Games	13,855	—	—	13,855	F	—	NM
Other Investments	21,255	26,308	25,251	(5,053)	(19)%	1,057	4%
Corporate	1,158	1,143	1,032	15	1%	111	11%
Eliminations	(19,689)	(17,757)	(17,459)	(1,932)	(11)%	(298)	(2)%
	$812,934	$779,325	$731,296	$33,609	4%	$48,029	7%
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting comparability of our net revenues by segment include:

•
Casino revenues increased $31.5 million as incremental revenues from the Oxford acquisition were partially offset by declines in revenues at our other locations. Calder Casino revenue decreased $1.9 million primarily from the closure of its poker room on June 30, 2014. We experienced declines at our Mississippi properties, Harlow's and Riverwalk, whose combined revenues decreased $5.7 million during the period. Both Mississippi properties continued to be hindered by economic weakness and heightened competition in the region. Further impacting revenues was a decline in wagering at our Louisiana properties, Fair Grounds Slots and VSI, whose combined revenues declined $2.9 million during the period. Fair Grounds Slots and VSI experienced visitation declines of 8% and 14%, respectively, compared to the same period of 2013, as poor weather conditions and a three-day maintenance closure at Fair Grounds Slots contributed to the decline in net revenues and mirrored a comparable decrease in the New Orleans market.

•
TwinSpires revenues grew by $5.9 million, reflecting a 3.3% increase in our TwinSpires pari-mutuel handle as compared to a total industry handle decline of 2.8%, as reported by Equibase. Organic growth and the reinstatement of wagering in Illinois partially offset the loss of Texas wagering during the period. Excluding the net impact of the Illinois and Texas disruptions, TwinSpires handle increased 5.0% during the year ended December 31, 2014, due, in part, to a 19% increase in unique players and outpacing industry growth by 7.8 percentage points.

•
Racing revenues decreased $10.7 million, as the cessation of Calder pari-mutuel operations on July 1, 2014 and weaknesses at Fair Grounds and Arlington more than offset strong Kentucky Oaks and Kentucky Derby week results at Churchill Downs. Calder revenues declined $17.5 million during the year ended December 31, 2014, which included a decline of $16.1 million in revenues during the second half of 2014, since the closure of pari-mutuel operations. The additional loss of revenue at Calder during the first half of 2014 was due to the loss of hosting revenues and declines in wagering from Florida out-of-state locations partially offset by additional live race dates during the first quarter. Fair Grounds revenues declined $2.1 million as inclement weather during the first half of 2014 caused turf races to be removed and negatively impacted wagering and attendance. Partially offsetting these declines, Kentucky Oaks and Kentucky Derby week revenues improved from the same period of 2013 due to revenues from a newly opened Grandstand Terrace and Rooftop Garden, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering.

•	Other Investments revenues decreased $5.1 million, due to lower United Tote revenues associated with a decrease in totalisator service revenues from a loss of customers and fewer equipment sales.

•
Big Fish Games reflects revenues recognized from its premium paid, casino and free-to-play casual games.  The revenues recognized include reductions of $3.4 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin.  Subsequent to the acquisition of Big Fish Games, the Company analyzes the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $3.4 million downward adjustment to revenue for 2014 is reflected in Big Fish Games net revenue presented on the Company’s Consolidated Statements of Comprehensive Income.

Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of our revenues by segment include:

•
Casino revenues increased $74.4 million, primarily reflecting revenue from the acquisitions of Riverwalk, which was acquired on October 23, 2012, and Oxford, which was acquired on July 17, 2013. Calder Casino revenues increased during the period as directed marketing efforts implemented during 2013 and the closure of Florida Internet cafes offset continued regional competitive pressures from the opening of additional Miami casinos during January 2012 and August 2013. Partially offsetting these increases was a decrease in net revenues of $4.2 million at Harlow’s during 2013 due to continued weakness in the region and disruptions from casino floor modifications to address competitive pressures. Fair Grounds Slots and VSI revenues decreased $0.2 million compared to the same period of 2012, as local market weakness more than offset additional video poker revenues from the opening of a new video poker facility during January 2013.

•
Racing revenues decreased $28.5 million, as strong Kentucky Oaks and Kentucky Derby week results and the revenues from the new twelve-day September live racing meet at Churchill Downs were more than offset by weaknesses at the Company’s other racetracks. Kentucky Oaks and Kentucky Derby week revenues improved from the same period of 2012 due to revenues from a newly opened luxury facility, the Mansion, in addition to increased ticket sales and sponsorships and other new Kentucky Oaks and Derby week offerings. However, Calder revenues declined $28.6 million during 2013, primarily due to the loss of Florida hosting revenues of approximately $21.2 million and fewer live racing days' revenue of $7.4 million, as more fully discussed in “Item 7. Management's Discussion and Analysis: Recent Developments.” Arlington revenues decreased $5.9 million compared to the same period of 2012, primarily due to the temporary cessation of Illinois ADW wagering, the loss of eighteen host days and poor weather conditions which hampered attendance and wagering. Host days are awarded in Illinois by the IRB to racetracks that are not conducting live horseracing, for which a host racetrack receives a percentage of earnings from pari-mutuel wagering activity at other racetracks throughout Illinois. Fair Grounds revenues declined $3.6 million during 2013 due to inclement weather conditions unfavorably impacting both the 2013 live racing meets and Jazz Fest.

•
TwinSpires revenues increased $1.3 million, as organic customer growth at TwinSpires and Velocity was primarily offset by the temporary expiration of legislation allowing Illinois residents to wager online. On June 7, 2013, TwinSpires resumed accepting wagers from Illinois residents, which had previously ceased on January 18, 2013. Furthermore, on September 25, 2013, TwinSpires ceased accepting wagers from Texas residents due to the enforcement of an existing state law which permits Texas residents to wager on pari-mutuel events only at Texas racetracks. The impact of the Illinois and Texas disruptions represented a 4.3% decline in total handle during 2013 as compared to the same period of 2012.

•	Other Investments revenues increased $1.1 million, due primarily to an increase in equipment sales at United Tote.
Adjusted Segment EBITDA
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG.
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
On January 1, 2014, we reclassified our equity investment in MVG from Other Investments to Casinos, to coincide with the first full period of operations for the venture, which opened on December 12, 2013. MVG's results of operations for the year ended December 31, 2013 have been reclassified to the Casinos segment. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of EBITDA to comprehensive income (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Racing	$61,160	$50,275	$54,357	$10,885	22%	$(4,082)	(8)%
Casinos	101,106	80,631	64,231	20,475	25%	16,400	26%
TwinSpires	45,282	49,122	44,618	(3,840)	(8)%	4,504	10%
Big Fish Games	3,837	—	—	3,837	F	—	NM
Other Investments	(3,857)	809	(117)	(4,666)	U	926	F
Corporate	(5,037)	(4,606)	(4,834)	(431)	9%	228	(5)%
Total Adjusted EBITDA	$202,491	$176,231	$158,255	$26,260	15%	$17,976	11%
Insurance recoveries, net of losses	431	375	7,006	56	15%	(6,631)	(95)%
Big Fish Games acquisition charges	(3,826)	—	—	(3,826)	U	—	NM
Big Fish Games transaction expenses	(6,367)	—	—	(6,367)	U	—	NM
Big Fish Games changes in deferred revenue	(4,497)	—	—	(4,497)	U	—	NM
HRE Trust Fund proceeds	—	4,541	—	(4,541)	(100)%	4,541	F
Share-based compensation	(11,932)	(21,482)	(13,993)	9,550	(44)%	(7,489)	54%
Pre-opening costs	(27)	(3,620)	—	3,593	(99)%	(3,620)	U
MVG interest expense, net	(2,546)	(170)	—	(2,376)	U	(170)	U
Asset impairment	(4,843)	—	—	(4,843)	U	—	NM
Other charges	(3,287)	(2,500)	—	(787)	31%	(2,500)	U
Depreciation and amortization	(68,257)	(61,750)	(55,600)	(6,507)	11%	(6,150)	11%
Interest income (expense), net	(20,822)	(6,119)	(4,441)	(14,703)	U	(1,678)	38%
Income tax provision	(30,161)	(30,473)	(33,075)	312	(1)%	2,602	(8)%
Earnings from continuing operations	46,357	55,033	58,152	(8,676)	(16)%	(3,119)	(5)%
Discontinued operations, net of income taxes	—	(133)	124	133	(100)%	(257)	U
Net earnings	46,357	54,900	58,276	(8,543)	(16)%	(3,376)	(6)%
Foreign currency translation, net of tax	(125)	—	—	(125)	U	—	NM
Comprehensive Income	$46,232	$54,900	$58,276	$(8,668)	(16)%	$(3,376)	(6)%

Excluding corporate share-based compensation, the table below presents intercompany management fees (expense) income included in the Adjusted EBITDA of each of the operating segments for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands).

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Racing	$(6,821)	$(6,978)	$(8,063)	157	2%	$1,085	13%
Casinos	(8,129)	(7,238)	(5,705)	(891)	(12)%	(1,533)	(27)%
TwinSpires	(4,775)	(4,428)	(4,679)	(347)	(8)%	251	5%
Other Investments	(495)	(603)	(627)	108	18%	24	4%
Corporate Income	20,220	19,247	19,074	973	5%	173	1%
Total management fees	$—	$—	$—	$—		$—
Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Casino Adjusted EBITDA increased $20.5 million, as the increase in Oxford Adjusted EBITDA of $11.8 million, and our share of the increase in MVG operating income of $11.1 million more than offset unfavorable results at our other facilities. Fair Grounds Slots and VSI Adjusted EBITDA decreased $1.5 million compared to the same period of 2013 as market weakness and poor weather conditions hindered visitation and wagering at the Louisiana properties. Harlow's and Riverwalk Adjusted EBITDA declined $0.6 million as continuing regional economic weakness negatively impacted results during the year ended December 31, 2014. Finally, Calder Casino Adjusted EBITDA decreased $0.3 million from exiting poker operations.

•
Racing Adjusted EBITDA increased $10.9 million due to increased profitability of $8.8 million from the Kentucky Oaks and Kentucky Derby week driven by the newly opened Grandstand Terrace, an increase in ticket sales and media revenue and the effect of an increased takeout rate on pari-mutuel wagering. In addition, Adjusted EBITDA at Calder improved $3.3 million, largely due to cost savings from the closure of pari-mutuel operations, rental payments from TSG and a gain on sale of certain racing assets. Furthermore, Arlington Adjusted EBITDA increased $0.9 million in part due to cost controls which were implemented to address declining revenues. Partially offsetting these increases was a decrease at Churchill Downs, excluding Kentucky Oaks and Kentucky Derby week, from reductions in pari-mutuel revenue from a declining thoroughbred horse population and starters per race.

•
TwinSpires Adjusted EBITDA decreased $3.8 million during the year ended December 31, 2014. The loss of Texas wagering generated a handle decline of $42.2 million with a corresponding decline in Adjusted EBITDA of approximately $5.4 million. In addition, the taxation requirements in New York reduced Adjusted EBITDA by $3.9 million. Finally, we recorded a non-recurring reduction in operating expenses of $3.3 million during the year ended December 31, 2013 from the favorable settlement of Illinois ADW litigation. These decreases were partially offset by organic handle growth of 5.0%, the reinstatement of Illinois wagering and improvements in our investment in HRTV.

•	Big Fish Games generated Adjusted EBITDA of $3.8 million since its acquisition on December 16, 2014.

•
Other Investments Adjusted EBITDA decreased $4.7 million due, in part, to the impact of an increase in expenditures of $3.0 million associated with the development of our Internet gaming platform. In addition, United Tote Adjusted EBITDA declined $1.7 million due to a decline in totalisator service revenues and lower equipment sales.

The following other items affected net earnings from continuing operations during the year ended December 31, 2014:

•
Big Fish Games related charges of $14.7 million consist of non-recurring transaction-related expenses of $6.4 million, fair value adjustments of $3.8 million associated with the change in the fair value of the earnout and deferred founder liabilities recorded since the acquisition date and $4.5 million reflecting the change in Big Fish Games deferred revenue primarily resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.

•
HRE Trust Fund proceeds declined $4.5 million as Arlington’s final share of the disbursement of funds related to the riverboat casino license surcharge were recognized as miscellaneous other income during the year ended December 31, 2013.

•
Share-based compensation expense decreased $9.6 million compared to the same period of 2013, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized during 2013. Unrecognized compensation expense attributable to the New Company LTIP awards, which will be recognized in subsequent periods, was $2.8 million as of December 31, 2014. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 17 months. There is no remaining unrecognized expense under the market condition awards.

•	Pre-opening costs declined $3.6 million associated with our investment in MVG, which opened a video lottery facility and a harness racing facility on December 12, 2013.

•	MVG interest expense, net of $2.5 million represents a full year of interest expense for debt outstanding associated with our Ohio joint venture, which opened during December 2013.

•
Asset impairment charges of $4.8 million reflect impairment expenses of $3.2 million for our investment in Luckity, which ceased operations on November 4, 2014, and $1.6 million for our unsuccessful attempt to obtain a license to build and operate a gaming facility in the Capital Region of New York. As a result, our investment in the joint venture was reduced to its expected fair market value.

•
Other charges increased $0.8 million reflecting severance and other benefit costs incurred upon the closure of Calder pari-mutuel operations and our share of equity losses associated with our Capital Region casino bid of $3.3 million. Partially offsetting this increase was an expense of $2.5 million for an uncollectible third-party deposit associated with an Internet gaming license during the year ended December 31, 2013.

•
Depreciation and amortization expense increased $6.5 million during the year ended December 31, 2014, driven by the Oxford and Big Fish Games acquisitions. In addition, depreciation expense at Calder increased primarily due to the acceleration of expense on barns, which are not expected to be utilized subsequent to December 31, 2014.

•	Interest (expense) income, net increased $14.7 million primarily as a result of higher long-term debt balances outstanding due to the acquisitions of Oxford and Big Fish Games.
Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012
Significant items affecting comparability of our Adjusted EBITDA by segment include:

•
Casinos Adjusted EBITDA increased $16.4 million, driven by an increase in Riverwalk Adjusted EBITDA of $13.0 million and Oxford Adjusted EBITDA of $9.2 million. Partially offsetting this increase was a decline in Harlow’s Adjusted EBITDA of $3.6 million as compared to the same period of 2012 driven by general economic weakness and lower customer discretionary spending in the region. In addition, during 2013, Harlow’s experienced disruptions from modifying its casino floor to combat competitive pressures in the market and from expanding its high-stakes slot positions. Calder Casino recognized proceeds during the prior year of $0.8 million as a reduction to SG&A expense relating to a reimbursement of certain administrative expenditures for a prior year slot referendum. Excluding the prior year recovery, Calder Casino Adjusted EBITDA improved $0.3 million compared to the same period of 2012. Calder Casino was favorably impacted by its strategic player marketing efforts, the closure of Internet cafes in the State of Florida, and a successful advertising campaign, which mitigated the impact of new, competing casinos which opened during August 2013 and January 2012 in the South Florida region. Finally, Fair Grounds Slots and VSI Adjusted EBITDA decreased $1.9 million as weakness in the New Orleans market more than offset the opening of a new video poker facility.

•
TwinSpires Adjusted EBITDA increased $4.5 million during the year ended December 31, 2013, reflecting a 1.0% increase in our pari-mutuel handle, which was partially offset by an increase in pari-mutuel taxes associated with additional state legislative requirements. Velocity Adjusted EBITDA increased from both the addition of a new high volume wagering customer and increased wagering by existing customers. TwinSpires content expenses declined due to the favorable settlement of litigation. In addition, our investment in HRTV improved $0.6 million during the year ended December 31, 2013. Finally, TwinSpires incurred $2.2 million in expenses associated with the continuing development of Luckity, a decrease of $0.4 million as compared to the same period of 2012. Partially offsetting these improvements was the unfavorable impact from the temporary loss of Illinois ADW wagering and the exit from Texas ADW wagering, which generated a combined handle decline of 4.3% and a reduction in Adjusted EBITDA of $2.7 million during the year ended December 31, 2013 compared to 2012.

•
Racing Adjusted EBITDA decreased $4.1 million during the year ended December 31, 2013. Churchill Downs Adjusted EBITDA improved $5.8 million from increased profitability from Kentucky Oaks and Kentucky Derby week and $2.8 million from its new September live racing meet. In addition, Racing benefited from lower labor costs and other cost control measures related to renovations at Churchill Downs Racetrack, including a new simulcasting facility. Offsetting these improvements was a $9.0 million decline in Adjusted EBITDA at Calder of which approximately $6.3 million was associated with the loss of Florida hosting revenues, approximately $1.8 million was associated with fewer live racing days and approximately $0.9 million with other ancillary items during the year ended December 31, 2013. Furthermore, Arlington Adjusted EBITDA declined $2.3 million due to eighteen fewer host days and a decline in pari-mutuel handle of 6.4%. Finally, Fair Grounds Adjusted EBITDA decreased $1.4 million due to inclement weather conditions unfavorably impacting both the 2013 racing meets and Jazz Fest.

•
Other Investments Adjusted EBITDA increased $0.9 million, primarily due to incremental equipment sales at United Tote. Partially offsetting this improvement were operating costs of $1.1 million associated with our Internet gaming initiatives.

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

Discontinued Operations
Fight! Magazine and Hollywood Park Racetrack have been accounted for as discontinued operations. Accordingly, the results of operations of the sold businesses for all periods presented and the (losses) gains on sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Net revenues	$—	$632	$1,087	$(632)	(100)%	$(455)	(42)%
Operating expenses	—	857	885	(857)	(100)%	(28)	(3)%
Selling, general and administrative expenses	—	—	—	—	NM	—	NM
Operating (loss) gain	—	(225)	202	225	(100)%	(427)	U
Other income (expense)	—	145	(2)	(145)	(100)%	147	F
(Loss) earnings from operations before income taxes	—	(80)	200	80	(100)%	(280)	U
Income tax benefit (provision)	—	30	(76)	(30)	(100)%	106	F
(Loss) gain from operations	—	(50)	124	50	(100)%	(174)	U
Loss on sale of assets, net of income taxes	—	(83)	—	83	(100)%	(83)	U
Net (loss) gain	$—	$(133)	$124	$133	(100)%	$(257)	U
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
Consolidated Balance Sheet
The following table is a summary of our overall financial position as of December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		‘14 vs. ‘13 Change
	2014	2013	$	%
Total assets	$2,360,274	$1,352,261	$1,008,013	75%
Total liabilities	$1,660,273	$647,472	$1,012,801	U
Total shareholders’ equity	$700,001	$704,789	$(4,788)	(1)%
Significant items affecting the comparability of our consolidated balance sheets include:

•
Total assets increased primarily due to assets acquired of $1,000.8 million associated with the Big Fish Games acquisition. Excluding Big Fish Games, other significant changes within total assets include increases in our investment in unconsolidated affiliates of $23.4 million reflecting current year MVG capital contributions of $14.6 million in addition to the Company's share of MVG operating income. Partially offsetting these increases were decreases in our restricted cash of $10.0 million and other intangibles of $9.1 million during the year ended December 31, 2014. The decrease in restricted cash is primarily due to the release of the HRE Trust Fund purse balance at the conclusion of the Arlington meet. The decrease in other intangibles, net is due to the amortization of definite-lived intangible assets.

•
Excluding Big Fish Games liabilities assumed, significant changes within total liabilities include increases of $406.6 million for the Big Fish Games deferred payment and earnout liabilities and increases in total debt of $401.2 million, primarily to fund the acquisition of Big Fish Games. Partially offsetting these increases were decreases of $8.3 million in accounts payable and $7.7 million in purses payable. Accounts payable declined due in part to the timing of settlement related payments. The decline in purses payable is driven by the distribution of the final Arlington HRE Trust Fund proceeds and the cessation of Calder pari-mutuel operations.

•
Significant changes within shareholders' equity were decreases of $61.6 million from our common stock repurchase and $16.5 million from the cancellation of shares for payment of income taxes owed on vested shares.

Partially offsetting these amounts were increases from current year net income, the issuance of common shares for the acquisition of Big Fish Games of $15.8 million, the issuance of common shares from stock option exercises of $7.5 million, current year amortization expense of $11.9 million on equity compensation and a windfall tax benefit associated with equity compensation awards of $7.7 million.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
Cash Flows from:	2014	2013	2012	$	%	$	%
Operating activities	$141,619	$144,915	$144,098	$(3,296)	(2)%	$817	1%
Investing activities	$(440,308)	$(277,680)	$(197,128)	$(162,628)	(59)%	$(80,552)	(41)%
Financing activities	$322,049	$140,296	$62,882	$181,753	F	$77,414	F
Significant items affecting the comparability of our liquidity and capital resources between the years ended December 31, 2014 and 2013 include:

•
Cash provided by operating activities decreased $3.3 million due to the prior year receipt of HRE Trust Fund proceeds, the prior year favorable settlement of ADW litigation, severance and other employee benefits costs related to the closure of Calder's pari-mutuel operations, a decline in profitability at our Mississippi and Louisiana gaming properties, increased taxation of TwinSpires, investments in our Internet gaming platform, Big Fish Games transaction and acquisition related-charges and unfavorable timing of collections related to the 2014 Kentucky Derby and Kentucky Oaks. Partially offsetting these declines were increases in operating cash flows from the acquisitions of Oxford and Big Fish Games, the increased profitability of Kentucky Oaks and Kentucky Derby week, the 2014 receipt of a 2013 federal income tax refund of $8.3 million and lower 2014 estimated tax payments, favorable timing of payments within our pari-mutuel simulcasting operations and other favorable net working capital items. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The increase in cash used in investing activities is primarily due to the 2014 acquisition of Big Fish Games for $366.0 million, net of cash acquired. In addition, property and equipment additions were higher from capital expenditures at Churchill Downs for projects associated with the 2014 Kentucky Derby and Kentucky Oaks. Finally, we funded $3.3 million in licensing and development fees for our unsuccessful attempt to secure a New York gaming license. Partially offsetting these increases was the prior year acquisition of Oxford for $154.9 million, net of cash acquired. In addition, capital contributions to our Ohio joint venture decreased $75.7 million during the year ended December 31, 2014.

•
The increase in cash provided by financing activities is due to increased net borrowings under our Senior Secured Credit Facility during the year ended December 31, 2014 to fund the acquisition of Big Fish Games and capital contributions to MVG. In addition, cash received in connection with stock option exercises increased $6.3 million. Partially offsetting these increases was the prior year proceeds of $300 million from our bond issuance and a repurchase of 691,000 shares of common stock in a privately negotiated transaction, at a cost of $61.6 million during the year ended December 31, 2014. Finally, we funded $15.2 million in dividend payments for our annual dividend declared during 2013.

During 2014, we funded $14.6 million in capital contributions to MVG, and since the joint venture commenced during 2012, we have funded $105.0 million in capital contributions. In addition, during the year ended December 31, 2014, we funded $3.3 million to our unsuccessful New York joint venture.
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

The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,			‘14 vs. ‘13 Change		‘13 vs. ‘12 Change
	2014	2013	2012	$	%	$	%
Maintenance-related capital expenditures	$22,733	$16,879	$17,158	$5,854	35%	$(279)	(2)%
Capital project expenditures	31,753	31,892	24,140	(139)	—%	7,752	32%
Additions to property and equipment	54,486	48,771	41,298	5,715	12%	7,473	18%
Net cash provided by operating activities	141,619	144,915	144,098	(3,296)	(2)%	817	1%
Maintenance-related capital expenditures	(22,733)	(16,879)	(17,158)	(5,854)	35%	279	(2)%
Free cash flow	$118,886	$128,036	$126,940	$(9,150)	(7)%	$1,096	1%
During the year ended December 31, 2014, the increase in maintenance-related capital expenditures as compared to the same period of 2013 primarily reflects the replacement of slot machines at several Casino properties. During the year ended December 31, 2013, the increase in capital project expenditures as compared to the same period of 2012 primarily reflects capital expenditures related to the Mansion, Rooftop Garden and Grandstand Terrace projects at Churchill Downs.
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
Senior Secured Credit Facility
On December 1, 2014, the Company executed the Fourth Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) whereby it added a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility and amended certain definitions and provisions of the credit agreement including Consolidated Funded Indebtedness, EBITDA and calculation of the Total Leverage Ratio. The Company incurred loan origination costs of $0.9 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (also referred to as the “Senior Secured Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Senior Secured Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Senior Secured Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.3 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
The Senior Secured Credit Facility matures on May 17, 2018. The Term Loan matures on December 1, 2019, provided however, in the event the Senior Secured Credit Facility has not, prior to May 17, 2018, been extended to a maturity date of December 1, 2019, the Term Loan matures on May 17, 2018.

Regarding the Term Loan, the Company is required to make quarterly principal payments that commence on March 31, 2015 and are set to occur on the last day of each quarter through September 30, 2019. Payments start at $2.5 million and increase in increments of $1.25 million on December 31 of each year to reach the final year quarterly payment amount of $7.5 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility and the Term Loan bear interest at a LIBOR-based rate per annum plus an applicable margin percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Senior Secured Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2014, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At December 31, 2014, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	11.7 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.5 to 1	< 5.0 to 1.0
Senior Secured Leverage Ratio	2.3 to 1	< 3.5 to 1.0
Contractual Obligations
Our commitments to make future payments as of December 31, 2014, are summarized as follows (in thousands):

	2015	2016-2017	2018-2019	Thereafter	Total
Dividends	$17,419	$—	$—	$—	$17,419
Tax refund due to Big Fish Games former equity holders	18,087	—	—	—	18,087
Big Fish Games deferred payment	28,428	56,855	—	—	85,283
Senior Secured Credit Facility	—	—	270,355	—	270,355
Interest on Senior Secured Credit Facility (1)	5,691	—	—	—	5,691
Term Loan A	11,250	37,500	151,250	—	200,000
Interest on Term Loan A	5,894	9,933	5,818	—	21,645
Senior Unsecured Notes	—	—	—	300,000	300,000
Interest on Senior Unsecured Notes	16,125	32,250	32,250	31,578	112,203
Operating leases	11,604	20,320	7,106	3,590	42,620
Total	$114,498	$156,858	$466,779	$335,168	$1,073,303

(1)
Interest includes the estimated contractual payments under our Senior Secured Credit Facility assuming no change in the weighted average borrowing rate of 2.2%, which was the rate in place as of December 31, 2014.

As of December 31, 2014, we had approximately $2.9 million of unrecognized tax benefits. We anticipate a decrease in our unrecognized tax benefits of approximately $1.1 million during the next twelve months due to the expiration of statutes of limitations. In addition, as of December 31, 2014, the fair value of the Big Fish Games earnout liability is $327.8 million. We anticipate an increase in our earnout liability of approximately $20.0 million during the next twelve months, as the liability is expected to be paid during 2016 and 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk
Our primary exposure to market risk relates to changes in interest rates. At December 31, 2014, we had $470.4 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $2.8 million.
Foreign Currency Exchange Risk
We operate internationally and are exposed to foreign currency exchange risk. While the substantial majority of our revenue has been and is expected to continue to be denominated in U.S. dollars, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Due to the relative size of our international operations to date, our foreign currency exposure is not material and thus we have not instituted a hedging program. As our global operations continue to grow, we will monitor the foreign currency exposure to determine if and when we should begin a hedging program.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Churchill Downs Incorporated
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Churchill Downs Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Big Fish Games, Inc. from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Big Fish Games, Inc. from our audit of internal control over financial reporting. Big Fish Games, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 4.1% and 1.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 25, 2015

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$67,936	$44,708
Restricted cash	26,065	36,074
Accounts receivable, net of allowance for doubtful accounts of $4,246 in 2014 and $4,338 in 2013	75,890	46,572
Deferred income taxes	17,716	8,927
Income taxes receivable	29,455	12,398
Other current assets	24,665	12,036
Total current assets	241,727	160,715
Property and equipment, net	595,315	585,498
Investment in and advances to unconsolidated affiliates	109,548	86,151
Goodwill	839,520	300,616
Other intangible assets, net	549,972	198,149
Other assets	24,192	21,132
Total assets	$2,360,274	$1,352,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,597	$43,123
Bank overdraft	544	973
Purses payable	11,169	18,839
Account wagering deposit liabilities	18,137	18,679
Accrued expenses	91,056	67,328
Tax refund due to Big Fish Games former equity holders	18,087	—
Deferred revenue	51,833	49,078
Deferred revenue - Big Fish Games	41,747	—
Big Fish Games deferred payment, current	27,180	—
Current maturities of long-term debt	11,250	—
Dividends payable	17,419	15,186
Total current liabilities	334,019	213,206
Long-term debt, net of current maturities	459,105	69,191
Notes payable	300,000	300,000
Big Fish Games deferred payment, net of current amount due	51,620	—
Big Fish Games earnout liability	327,800	—
Other liabilities	21,718	17,753
Deferred revenue	16,489	16,706
Deferred income taxes	149,522	30,616
Total liabilities	1,660,273	647,472
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,472 shares issued at December 31, 2014 and 17,948 shares issued at December 31, 2013	262,280	295,955
Accumulated other comprehensive loss	(125)	—
Retained earnings	437,846	408,834
Total shareholders’ equity	700,001	704,789
Total liabilities and shareholders’ equity	$2,360,274	$1,352,261
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31,
(in thousands, except per common share data)

	2014	2013	2012
Net revenues:
Racing	$261,453	$274,269	$302,088
Casinos	329,010	297,473	223,112
TwinSpires	190,333	184,541	183,279
Big Fish Games	13,855	—	—
Other	18,283	23,042	22,817
	812,934	779,325	731,296
Operating expenses:
Racing	216,269	233,286	255,405
Casinos	244,051	222,879	163,686
TwinSpires	133,553	123,449	123,476
Big Fish Games	15,971	—	—
Other	24,188	26,540	25,356
Selling, general and administrative expenses	85,114	83,446	73,829
Acquisition related charges	3,826	—	—
Insurance recoveries, net of losses	(431)	(375)	(7,006)
Operating income	90,393	90,100	96,550
Other income (expense):
Interest income	20	112	90
Interest expense	(20,842)	(6,231)	(4,531)
Equity in gains (losses) of unconsolidated investments	6,328	(4,142)	(1,701)
Miscellaneous, net	619	5,667	819
	(13,875)	(4,594)	(5,323)
Earnings from continuing operations before provision for income taxes	76,518	85,506	91,227
Income tax provision	(30,161)	(30,473)	(33,075)
Earnings from continuing operations	46,357	55,033	58,152
Discontinued operations, net of income taxes:
(Loss) gain from operations	—	(50)	124
Loss on sale of assets	—	(83)	—
Net earnings	$46,357	$54,900	$58,276

Net earnings (loss) per common share data:
Basic
Earnings from continuing operations	$2.67	$3.13	$3.38
Discontinued operations	—	(0.01)	0.01
Net earnings	$2.67	$3.12	$3.39
Diluted
Earnings from continuing operations	$2.64	$3.07	$3.33
Discontinued operations	—	(0.01)	0.01
Net earnings	$2.64	$3.06	$3.34
Weighted average shares outstanding:
Basic	17,271	17,294	17,047
Diluted	17,589	17,938	17,475

Other comprehensive loss:
Foreign currency translation, net of tax	(125)	—	—
Other comprehensive loss	(125)	—	—
Comprehensive income	$46,232	$54,900	$58,276
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2014, 2013 and 2012
(in thousands, except per common share data)

	Common Stock		Other Comprehensive Loss	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2011	17,178	$260,199	$—	$323,831	$584,030
Net earnings and comprehensive income				58,276	58,276
Issuance of common stock for stock option exercises	155	5,663			5,663
Issuance of common stock for employee benefit plans	19	714			714
Issuance of common stock for long-term incentive plan	158	4,207			4,207
Tax windfall from share-based compensation		1,407			1,407
Repurchase of common stock	(84)	(5,094)			(5,094)
Restricted stock forfeitures	(1)				—
Grant of restricted stock	23				—
Amortization of restricted stock		6,377			6,377
Cash dividends, $0.72 per share				(12,351)	(12,351)
Restricted dividends, $0.72 per share				(170)	(170)
Stock option plan expense		1,236			1,236
Balance, December 31, 2012	17,448	274,709	—	369,586	644,295
Net earnings and comprehensive income				54,900	54,900
Issuance of common stock for stock option exercises	7	330			330
Issuance of common stock for employee benefit plans	17	805			805
Issuance of common stock for long-term incentive plan	174	6,371			6,371
Tax windfall from share-based compensation		2,981			2,981
Repurchase of common stock	(133)	(10,723)			(10,723)
Restricted stock forfeitures	(1)				—
Grant of restricted stock	436				—
Amortization of restricted stock		20,525			20,525
Cash dividends, $0.87 per share				(15,186)	(15,186)
Restricted dividends, $0.87 per share				(466)	(466)
Stock option plan expense		957			957
Balance, December 31, 2013	17,948	295,955	—	408,834	704,789
Net earnings and comprehensive income				46,357	46,357
Issuance of common stock for stock option exercises	186	6,417			6,417
Issuance of common stock for employee benefit plans	15	1,058			1,058
Issuance of common stock for acquisition	157	15,793			15,793
Tax windfall from share-based compensation		7,708			7,708
Repurchase of common stock	(160)	(15,021)			(15,021)
Stock buyback	(691)	(61,561)			(61,561)
Restricted stock forfeitures	(9)				—
Grant of restricted stock	26				—
Amortization of restricted stock		11,527			11,527
Cash dividends, $1.00 per share				(17,026)	(17,026)
Restricted dividends, $1.00 per share				(319)	(319)
Stock option plan expense		404			404
Foreign currency translation adjustment, net of ($70) tax effect			(125)		(125)
Balance, December 31, 2014	17,472	$262,280	$(125)	$437,846	$700,001
The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, (in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$46,357	$54,900	$58,276
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,257	61,750	55,600
Acquisition related charges	3,826	—	—
Asset impairment loss	3,247	—	25
Gain on sale of business and asset dispositions	(382)	(366)	(128)
Equity in (gains) losses of unconsolidated investments	(6,328)	4,142	1,701
Share-based compensation	11,931	21,482	7,613
Deferred tax provision	14,839	5,284	9,659
Other	619	689	910
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisitions and dispositions:
Restricted cash	9,468	6,359	9,178
Accounts receivable	(1,619)	(495)	(5,396)
Other current assets	(3,255)	1,372	(3,075)
Income taxes	206	(11,023)	764
Accounts payable	(8,385)	(5,879)	3,459
Purses payable	(7,669)	(6,594)	(10,148)
Accrued expenses	8,330	4,866	9,923
Deferred revenue	639	6,029	8,804
Other assets and liabilities	1,538	2,399	(3,067)
Net cash provided by operating activities	141,619	144,915	144,098
Cash flows from investing activities:
Additions to property and equipment	(54,486)	(48,771)	(41,298)
Acquisition of businesses, net of cash acquired	(366,045)	(154,872)	(142,915)
Acquisition of gaming licenses	(2,250)	(2,650)	(2,250)
Investment in joint ventures	(17,906)	(70,500)	(19,850)
Purchases of minority investments	(602)	(902)	(2,153)
Proceeds from sale of assets	981	15	833
Proceeds from insurance recoveries	—	—	10,505
Net cash used in investing activities	(440,308)	(277,680)	(197,128)
Cash flows from financing activities:
Borrowings on bank line of credit	804,986	740,131	554,248
Repayments of bank line of credit	(403,822)	(880,667)	(472,083)
Proceeds from bond issuance	—	300,000	—
Change in bank overdraft	(429)	(5,053)	555
Payment of dividends	(15,186)	—	(22,461)
Repurchase of common stock	(61,561)	—	—
Repurchase of common stock from share-based compensation	(15,021)	(10,723)	(5,094)
Common stock issued	7,475	1,135	6,377
Windfall tax provision from share-based compensation	7,708	2,981	1,407
Loan origination fees	(1,069)	(2,258)	(67)
Debt issuance costs	(1,032)	(5,250)	—
Net cash provided by financing activities	322,049	140,296	62,882
Net increase in cash and cash equivalents	23,360	7,531	9,852
Effect of exchange rate changes on cash	(132)	—	—
Cash and cash equivalents, beginning of year	44,708	37,177	27,325
Cash and cash equivalents, end of year	$67,936	$44,708	$37,177
 The accompanying notes are an integral part of the consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended December 31,
(in thousands)

	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,517	$4,032	$2,856
State tax credits	—	1,298	—
Income taxes	16,982	31,324	24,462

Schedule of non-cash investing and financing activities:
Issuance of common stock for acquisition of Big Fish Games	15,793	—	—
Earnout liability for acquisition of Big Fish Games	324,747	—	—
Deferred payment for acquisition of Big Fish Games	97,073	—	—
Issuance of common stock in connection with the Company LTIP, the New Company LTIP and other restricted stock plans	2,991	30,678	5,459
Dividends payable	17,419	15,186	—
Dividends accrued on restricted stock plans	319	466	170
Accrued debt issuance costs	—	1,000	—
Property and equipment additions included in accounts payable and accrued expenses	1,269	3,769	5,254

Assets acquired and liabilities assumed from acquisition of businesses:
Accounts receivable, net	$19,274	$252	$486
Income taxes receivable	18,087	—	—
Other current assets	10,632	799	688
Other non-current assets	1,780	—	282
Property and equipment, net	14,632	45,105	64,935
Goodwill	538,904	50,202	36,702
Other intangible assets	362,863	64,693	46,004
Accounts payable	(9,064)	(1,063)	(780)
Accrued expenses	(16,987)	(5,111)	(5,234)
Deferred revenue	(37,250)	(5)	(168)
Deferred income taxes	(96,182)	—	—
Other liabilities	(3,031)	—	—
The accompanying notes are an integral part of the consolidated financial statements.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Churchill Downs Incorporated (the “Company”) is a diversified provider of pari-mutuel horseracing, casino gaming, entertainment, and is the country’s premier source of online account wagering on horseracing events. In addition, the Company is one of the world's largest producers and distributors of casual games for PCs and mobile devices. The Company offers casino gaming through its casinos in Mississippi, its slot and video poker operations in Louisiana, its slot operations in Florida, and its casino in Maine.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calder Race Course, Inc. and Tropical Park, Inc. which hold licenses to conduct pari-mutuel wagering and horseracing at Calder Race Course (“Calder”), Arlington International Race Course, LLC (“Arlington”), Churchill Downs Louisiana Horseracing Company, LLC (“CDI Louisiana”), Churchill Downs Louisiana Video Poker Company, LLC (“CD Louisiana Video”) and its wholly-owned subsidiary, Video Services, LLC (“VSI”), SW Gaming, LLC (“Harlow’s”), Oxford Casino (“Oxford”), Magnolia Hill, LLC ("Riverwalk"), Churchill Downs Technology Initiatives Company (“CDTIC”), the owner and operator of TwinSpires, Big Fish Games, Inc. ("Big Fish Games"), United Tote Company, Inc. (“United Tote”), Churchill Downs Investment Company (“CDIC”), Bluff Media ("Bluff"), as well as the Company's equity investment in HRTV, LLC (“HRTV”) and a 50% joint venture in Miami Valley Gaming LLC ("MVG"). All significant intercompany balances and transactions have been eliminated in consolidation.
The Consolidated Statements of Comprehensive Income include net revenues and operating expenses associated with the Company's Racing, Casinos, TwinSpires, Big Fish Games and Other Investments operating segments and are defined as follows:
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
Casinos: net revenues and corresponding operating expenses generated from slot machines, table games and video poker. In addition, it includes ancillary revenues and expenses generated by food and beverage sales, hotel operations revenue and miscellaneous other revenue.
TwinSpires: net revenues and corresponding operating expenses generated by the Company’s Advance Deposit Wagering (“ADW”) business from wagering through the Internet, telephone or other mobile devices on pari-mutuel events. In addition, it includes the Company’s information business that provides data information and processing services to the equine industry.
Big Fish Games: net revenues and corresponding expenses generated by premium paid, casual free-to-play and casino-style games for PC, Mac, smartphone, tablet and online.
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
Restricted Cash
Restricted cash represents amounts due to horsemen for purses, stakes and awards as well as customer deposits collected for advance deposit wagering. In addition, as of December 31, 2013, restricted cash included $8.8 million of funds related to the Horse Racing Equity Trust Fund ("HRE Trust Fund") proceeds in Illinois, as further described in Note 21.
Foreign Currency Transactions

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The functional currency of the Company's international subsidiaries is the U.S. dollar, with the exception of the Big Fish Games Luxembourg subsidiary, whose functional currency is the Euro. For subsidiaries with a functional currency of the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Foreign currency denominated revenue and expenses are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income and expense. For the Luxembourg subsidiary, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of a reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is recorded as foreign currency translation adjustment and included in accumulated other comprehensive income in stockholders' equity.
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
Intangible Assets
The Company determines the initial carrying value of its intangible assets in accordance with purchase accounting based on the anticipated future cash flows relating to the intangible asset. Definite-lived intangible assets are amortized over their estimated useful lives ranging from one to thirty years using the straight-line method. Definite-lived intangible assets are reviewed for impairment in accordance with the Company's policy for long-lived assets below.
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
The Company considers its slots gaming rights and trademarks as indefinite-lived intangible assets that do not require amortization based on its future expectations to operate its casino facilities, as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. In addition, the Company expects to use the Big Fish Games name indefinitely. These intangible assets are tested annually as of March 31, or more frequently if indicators of impairment exist. In 2013, in connection with its annual impairment testing, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Assets for Impairment which allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the carrying amount of the slots gaming rights and trademark intangible assets exceed their fair value, an impairment loss is recognized. The Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets, and no adjustment to the carrying values of goodwill or indefinite-lived intangible assets was required.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Internal Use Software
The Company capitalized internal use software primarily related to TwinSpires of approximately $5.3 million, $7.4 million and $5.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2014, 2013 and 2012, the amortization of capitalized costs totaled approximately $6.0 million, $5.1 million and $4.2 million, respectively. Capitalized internal use software is included in property and equipment, net. The Company records internal use software in accordance with current accounting guidance governing computer software developed or obtained for internal use.
Loan Origination Costs
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $1.1 million, $2.3 million and $0.1 million, respectively, in loan origination costs associated with the second, third and fourth amended and restated credit agreements, which were capitalized and are being amortized as interest expense over the remaining term of the credit facility.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. During the years ended December 31, 2014 and 2013, the Company incurred total debt issuance costs of $6.3 million associated with the issuance of the Senior Unsecured Notes.
Investment in and Advances to Unconsolidated Affiliates
The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company's share of the investees' earnings and losses, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the consolidated statements of cash flows. The Company classifies income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of its other income (expense).
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
Revenue Recognition
Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Casino revenues represent net casino wins, which is the difference between casino wins and losses. Other operating revenues such as admissions, programs and concession revenues are recognized once delivery of the product or services has occurred.
Racing and TwinSpires revenues are generated by pari-mutuel wagering on live and simulcast racing content. Live racing handle includes patron wagers made on live races at the Company’s racetracks and also wagers made on imported simulcast signals by patrons at the Company’s racetracks during live meets. Import simulcasting handle includes wagers on imported signals at the Company’s racetracks when the respective tracks are not conducting live racing meets, at the Company’s OTBs and through the Company’s ADW providers throughout the year. Export handle includes all patron wagers made on live racing signals sent to other tracks, OTBs and ADW providers. Advance deposit wagering consists of patron wagers through an advance deposit account.
The Company retains as revenue a predetermined percentage or commission on the total amount wagered, and the balance is distributed to the winning patrons. The gross percentages earned approximated 11% of handle for the Racing segment and 19% of handle for the TwinSpires segment. The Company is subject to pari-mutuel and casino taxes based on pari-mutuel and casino revenues in the jurisdictions in which it operates. These taxes are recorded as an operating expense in the Consolidated Statements of Comprehensive Income.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Big Fish Games Deferred Revenue and Revenue Recognition
Big Fish Games revenue is primarily derived from the sale of premium paid, casino and casual free-to-play games and virtual goods within games.  Premium game revenue is derived from a subscription business, the Big Fish Game Club, and from the sale of specific games.  Subscribers receive a game credit each month with their subscription.  The Company determined that the price of a monthly subscription is equivalent to the vendor specific objective evidence (“VSOE”) of the game credit and that the additional benefits of the monthly subscription are marketing and promotional activities.  The value of the game credit is recognized when a customer redeems the game credit. The Company also sells game credits on its website that are redeemable for the download of a game.  Revenue is recognized when the customer redeems the game credit for a game.
The Company records breakage revenue, which is recognized based on historical game credit redemption patterns and represents the balance of credits where it has determined the likelihood of redemption is remote or the credits have legally expired.
The Company offers casino and casual games that customers can play at no cost and can purchase virtual goods within games to enhance the game playing experience.  These games are distributed primarily through third party mobile platform providers, including by not limited to, Apple and Google.  Once downloaded, players can purchase in-game virtual currency which is redeemable in the game for virtual goods. Substantially all of the virtual goods can be consumed by a player action. The Company recognizes revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue reported in each period. For the purpose of determining when the service has been provided to the player, the Company has determined that an implied obligation exists to the paying user to continue to make available the purchased virtual goods within the game over the estimated average playing period of paying player for the game, which represents the Company's best estimate of the estimated average life of the virtual goods. For casino games, the estimated average life of the virtual goods is estimated to be the time period over which virtual goods are consumed or approximately four days. For all other casual games, the average playing period of paying players of approximately four months represents the Company's best estimate of the estimated average life of virtual goods.
The Company receives reports from third party mobile platform providers which breakdown the virtual goods purchased in casual and casino games for a given time period. The proceeds from the sale of virtual goods are recorded as deferred revenue, and recognized as revenue over the estimated average life of the virtual goods. The Company computes its estimated life of virtual goods at least once each year, and more frequently if qualitative evidence exists that would indicate a possible change including consideration of changes in the characteristics of games.
Principal Agent Considerations
In accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition: Principal Agent Considerations, the Company evaluates its digital storefront agreements in order to determine whether or not it is acting as the principal or as an agent when selling the Company's games, which it considers in determining if revenue should be reported gross or net. The Company primarily uses digital storefronts for distributing its casino and casual free-to-play games. Key indicators that it evaluates in order to reach this determination include:

•	the terms and conditions of the Company contracts with the digital storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether the Company is paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.
Based on the evaluation of the above indicators, the Company has determined that it is generally acting as a principal and is the primary obligor to end-users for games distributed through digital storefronts, and the Company therefore recognizes revenue related to these arrangements on a gross basis.
Customer Loyalty Programs
The Company's customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its casino facilities. The TSC Elite program, which was introduced during the year ended December 31, 2012, to replace the previous program, TwinSpires Club, is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s casino facilities in Louisiana, Florida, Maine and Mississippi. Under the programs, customers are able to accumulate points over time that they may redeem for cash, free play, merchandise or food and beverage items at their discretion under the terms of the programs.  As a result of the ability of the customer to accumulate points, the Company accrues the cost of points, after consideration of estimated forfeitures, as they are earned.  For the TSC Elite program, the estimated value of the cost to redeem points is recorded as the points are earned. To arrive at the estimated cost associated with points, estimates and assumptions are made regarding incremental costs of the

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

benefits, rates and the mix of goods and services for which points will be redeemed. For the Player’s Cub program, the retail value of the points-based cash awards or complimentary goods and services is netted against revenue as a promotional allowance.  As of December 31, 2014 and 2013, the outstanding reward point liability was $1.7 million and $2.1 million, for each respective period.
Account Wagering Deposit Liabilities
Account wagering deposit liabilities consist of deposits received from TwinSpires.com and Velocity customers, to be used to fund wagering through the TwinSpires players' accounts. Account wagering deposit liability balances are also classified as restricted cash within the Company's Consolidated Balance Sheets.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the years ended December 31, 2014, 2013 and 2012, promotional allowances of $32.5 million, $33.0 million and $21.5 million, respectively, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $12.5 million, $12.3 million and $9.3 million, Casino promotional allowances were $19.2 million, $19.8 million and $11.2 million, and Racing promotional allowances were $0.7 million, $0.9 million and $1.0 million, respectively. The estimated cost of providing promotional allowances is included in operating expenses for the years ended December 31, 2014, 2013 and 2012 and totaled $9.1 million, $9.5 million and $5.7 million, respectively.
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
Pari-mutuel and Casino Taxes
The Company recognizes pari-mutuel and casino tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states in which wagering occurs. Individual states and local jurisdictions set pari-mutuel tax rates which range from 0.5% to 10.0% of the total handle wagered by patrons. Casino tax rates range from 1.5% to 46% of net casino revenue.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Advertising
The Company expenses the costs of general advertising and associated promotional expenditures at the time the costs are incurred. During the years ended December 31, 2014, 2013 and 2012, the Company incurred advertising expenses of approximately $9.9 million, $9.5 million and $6.9 million, respectively.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

regulatory environment in which the Company operates, and to the aggregate costs for self-insured liability claims.
Comprehensive Income
The Company's accumulated other comprehensive income, as of December 31, 2014, consisted of foreign currency translation losses.
Reclassifications
Certain financial statement accounts have been reclassified in prior years to conform to current year presentation. There was no impact from these reclassifications on total assets, total liabilities, total net revenues, operating income or cash flows.
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a good or service is transferred to the customer when, or as, the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The new standard provides guidance for transactions that were not previously addressed comprehensively, including service revenue and contract modifications, eliminates industry-specific revenue recognition guidance, including that for software, and requires enhanced disclosures about revenue. ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services, except for certain contracts within the scope of other standards, such as leases, and is also applicable to transfers of nonfinancial assets outside of the entity's ordinary activities. ASU 2014-09 will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. The Company is in the process of evaluating the new standard and cannot currently estimate the financial statement impact of adoption.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only a disposal of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity's operational and financial results will qualify as a discontinued operation. In addition, under the revised definition, reporting discontinued operations will no longer be precluded when the operations and cash flows of the disposed component have not been eliminated from ongoing operations or when there is a significant continuing involvement with the component after disposal. The amendments in ASU 2014-08 will be effective prospectively for the Company in the first quarter of 2015. The Company does not anticipate a material impact to its financial statements from ASU 2014-08, absent any disposals of components or groups of components that represent a strategic shift having a major effect on the Company's operation and financial results in future periods.
NOTE 2—ACQUISITIONS AND NEW VENTURES
Big Fish Games
On December 16, 2014, the Company completed the acquisition of Big Fish Games. Big Fish Games, which has locations in Seattle, Washington, Oakland, California and in Luxembourg employs approximately 580 employees and develops casual games for PCs and mobile devices worldwide. Big Fish Games operates in three business lines: premium paid, casino and casual free-to-play. The Company acquired Big Fish Games to leverage its casino and casual game experience, assembled workforce and to position itself in the mobile and online game industry. The Company financed the acquisition with borrowings under its Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) and the addition of a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility.
The purchase price consideration was $838.3 million, composed of $401.7 million in cash, a deferred payment to the founder of Big Fish Games of $85.3 million, payable over three years and recorded at fair value of $78.0 million as of the acquisition date, an estimated payable to the Big Fish Games equity holders related to an income tax refund of $18.1 million and $15.8 million payable in 157,115 shares of the common stock of the Company. In addition, the Company may be required to pay additional

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

variable cash consideration that is contingent upon the achievement of certain performance milestones of Big Fish Games through December 31, 2015 and is limited to a maximum of $350 million based on achievement of certain non-GAAP earnings targets before interest and tax. The estimated fair value of the earnout liability at the acquisition date was $324.7 million. The Company estimated the fair value of the deferred payment and the earnout liability using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on the Company’s cost of debt. The cost of debt as of the closing date was based on the observed market yields of the Company’s Senior Unsecured Notes issued in December of 2013 and was adjusted for the difference in seniority and term of the deferred payment and the earnout liability. See Note 16 for further discussion of the fair value measurement of the deferred payment and the earnout liability.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary areas of the preliminary valuation that are not yet finalized relate to the fair value of amounts for income taxes, adjustments to working capital, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The following table summarizes (in thousands) the preliminary fair value of the assets acquired and liabilities assumed, net of cash acquired of $34.7 million, at the date of acquisition.

Total
Accounts receivable	$19,274
Income taxes receivable	18,087
Prepaid expenses	9,727
Deferred income taxes	905
Other assets	1,780
Property and equipment	14,632
Goodwill	538,904
Other intangible assets	362,863
Total assets acquired	966,172
Accounts payable	9,064
Accrued expenses	16,987
Income taxes payable	210
Deferred revenue	37,250
Deferred income taxes	96,182
Other liabilities	2,821
Total liabilities acquired	162,514
Purchase price, net of cash acquired	$803,658
The preliminary fair value of other intangible assets consists of the following (in thousands):

	Fair Value Recognized	Weighted-Average Useful Life
Tradename	$200,000	N/A
Customer relationships	32,663	3.0 years
Developed Technology	87,000	4.0 years
In-Process Research & Development	12,700	5.0 years
Strategic Developer Relationships	30,500	6.0 years
Total intangible assets	$362,863
The Company engaged a third-party valuation firm to assist management in its analysis of the fair value of tangible and intangible assets acquired. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analysis and related valuation represents the conclusions of management and not the conclusions of any third party.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets as follows: 1 to 5 years for computer hardware and software and 2 to 10 years for office furniture, fixtures and equipment. The estimated useful lives for leasehold improvements is 3 to 10 years based on the shorter of the estimated useful life of the improvement or the lease term.
The tradename was valued using the relief-from-royalty method of the income approach, which estimates the fair value of the intangible asset by discounting the fair value of the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. A royalty rate of 5.0% was used based on a review of third-party licensing agreements given Big Fish Games’ brand recognition and competitive position in the market. The tradename was assigned an indefinite life based on the Company’s intention to keep the Big Fish Games name for an indefinite period of time.
In valuing the customer relationships, the replacement cost method of the cost approach was used. The value was determined based on the number of paying customers and average cost per customer. Developed technology was valued using the relief-from-royalty method of the income approach based upon revenues derived from games within the premium paid, casino and casual free-to-play categories. Big Fish Games pays royalties of 10.0% and 25.0% to its developers and these rates were used in the valuation.
As of the valuation date, Big Fish Games had a portfolio of free-to-play games expected to launch in 2015 and one game expected to launch in 2016. The Company estimated that the majority of the revenues associated with games launched in 2015 would be 5 years and the game launched in 2016 would be 6 years. The fair value was calculated using the relief-from-royalty method of the income approach and a royalty rate of 10.0% was used in the valuation.
Strategic developers are third-party alliance partners that develop content exclusively for Big Fish Games. In the valuation of strategic developer relationships, the comparative method of the income approach was used to calculate the fair value. In estimating the fair value, the analysis considered the differences in the present value of the cash flows associated with the strategic developers and without the strategic developers.
As of the valuation date, the fair value of Big Fish Games’ deferred revenue was $37.3 million, which reflects the costs including network and delivery, royalties, third party platform fees, game operations and corporate expenses, plus a market participant margin.
Goodwill of $538.9 million arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Big Fish Games’ expertise in the mobile and online games industry, particularly social casinos. All of the goodwill was assigned to Big Fish Games, which remains a stand-alone business within the Company for purposes of segment reporting. None of the goodwill recognized will be deducted for tax purposes.
The acquisition of Big Fish Games is included in Acquisition of businesses, net of cash acquired in the investing section of the Consolidated Statements of Cash Flows in the amount $366.0 million, net of cash acquired of $34.7 million. Included in non-cash investing activities is common stock issued in connection with the acquisition of $15.8 million, earnout liability of $324.7 million, and deferred payments of $97.1 million.
Acquisition-related costs in the amount of $6.4 million were charged directly to operations and were included in Selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income. Acquisition-related costs include legal, advisory, valuation, accounting and other fees incurred to effect the business combination.
During the period from December 16, 2014 through December 31, 2014, Big Fish Games contributed revenues of $13.9 million and loss from continuing operations before provision for income taxes of $2.9 million.
Saratoga Harness Racing, Inc. ("SHRI") Joint Venture
On May 13, 2014, the Company entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On June 30, 2014, the Company filed an application with the New York State Facility Location Board to obtain a license to build and operate a facility with approximately 1,500 slot machines, 56 table games, a 100-room hotel and multiple entertainment and dining options. On December 17, 2014, the New York State Facility Location Board recommended that the Capital Region license be granted to another bidder.
During the year ended December 31, 2014, the Company incurred $1.0 million in equity losses in our other investments segment associated with the license application process and funded $3.3 million to the joint venture. As a result of the bid decision, the Company recorded an impairment loss of $1.6 million to reduce the Company's investment in the joint venture to its fair market value.
Oxford Casino Acquisition
On July 17, 2013, the Company completed its acquisition of Oxford Casino (“Oxford”) in Oxford, Maine for cash consideration of approximately $168.6 million. The transaction included the acquisition of a 25,000-square-foot casino and various dining

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

facilities. The acquisition continued the Company's diversification and growth strategies to invest in assets with rates of returns attractive to the Company's shareholders. The Company financed the acquisition with borrowings under its Senior Secured Credit Facility.
During the years ended December 31, 2014 and 2013, Oxford recognized revenues of $76.5 million and $34.4 million, respectively, and earnings from continuing operations of $14.0 million and $6.1 million, respectively, subsequent to its acquisition by the Company. The following table summarizes (in thousands) the fair values of the assets acquired and liabilities assumed, net of cash acquired of $13.7 million, at the date of the acquisition.

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
Goodwill of $50.2 million was recognized given the expected contribution of the Oxford acquisition to the Company's overall business strategy. The entire balance of goodwill has been allocated to the Casinos business segment. The Company expects to deduct goodwill for tax purposes.
Pro Forma (unaudited)
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Big Fish Games and Oxford as of the beginning of 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions of Big Fish Games and Oxford been consummated at the beginning of 2013.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014	2013
Net revenues	$1,126,592	$1,085,518
Earnings from continuing operations	$64,145	$11,182
For the year ended December 31, 2013 earnings from continuing operations includes Company and Big Fish related non-recurring acquisition costs of $23.1 million.
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
Hollywood Park Racetrack
The Company recognized operating expenses of $0.1 million during the year ended December 31, 2013, from adjustments related to workers' compensation reserves retained by the Company subsequent to its sale of Hollywood Park Racetrack during 2005 which have been recorded in discontinued operations.
Financial Information
Fight and Hollywood Park have been accounted for as discontinued operations. Accordingly, the results of operations of the sold businesses for all periods presented and the loss on the sold businesses have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Comprehensive Income. Set forth below is a summary of the results of operations of discontinued businesses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Net revenues	$—	$632	$1,087
Operating expenses	—	857	885
Selling, general and administrative expenses	—	—	—
Operating (loss) gain	—	(225)	202
Other income (expense)	—	145	(2)
(Loss) earnings from operations before income taxes	—	(80)	200
Income tax benefit (provision)	—	30	(76)
(Loss) gain from operations	—	(50)	124
Loss on sale of assets, net of income taxes	—	(83)	—
Net (loss) gain	$—	$(133)	$124
NOTE 4—NATURAL DISASTERS
Kentucky Hailstorm
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During the year ended December 31, 2012, the Company recorded a reduction of property and equipment of $0.6 million and received $1.1 million from its insurance carriers in partial settlement of its claim. The Company recognized insurance recoveries, net of losses of $0.5 million during the year ended December 31, 2012. During the year ended December 31, 2013, the Company received an additional $0.4 million and recognized insurances recoveries, net of losses of $0.4 million as a component of operating income during 2013. During the year ended December 31, 2014, the Company received an additional $0.4 million from its insurance carriers and recognized insurance recoveries, net of losses of $0.4 million as a component of operating income. The insurance claims for this event have been finalized, and the Company does not expect to receive additional funds from this claim.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
Financial Information
The casualty losses and related insurance proceeds have been included as components of operating income in the Company’s Consolidated Statements of Comprehensive Income. Set forth below is a summary of the impact of the natural disasters on the results of operations of the Company for the years ended December 31, 2014, 2013 and 2012, respectively, (in thousands):

	Year Ended December 31, 2014
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Racing	$—	$(431)	$(431)
Total	$—	$(431)	$(431)

	Year Ended December 31, 2013
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Racing	$—	$(375)	$(375)
Total	$—	$(375)	$(375)

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Casualty Losses	Insurance Recoveries	Insurance Recoveries, Net of Losses
Casinos	$12,331	$(18,856)	$(6,525)
Racing	$644	$(1,125)	$(481)
Total	$12,975	$(19,981)	$(7,006)
NOTE 5—ACCOUNTS RECEIVABLE
The Company's accounts receivable at December 31, 2014 and 2013 is comprised of the following (in thousands):

	2014	2013
Simulcast and ADW receivables	$17,282	$19,768
Trade receivables	46,985	16,129
PSL and hospitality receivables	10,877	9,410
Other receivables	4,992	5,603
	80,136	50,910
Allowance for doubtful accounts	(4,246)	(4,338)
Total	$75,890	$46,572
At December 31, 2014, Big Fish Games' accounts receivable was $28.9 million included within trade receivables and primarily represents amounts due from mobile, retail and publishing partners.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.7 million, $0.5 million and $0.9 million, respectively, of bad debt expense in its TwinSpires segment associated with customer wagering on TwinSpires.com. In addition, during the year ended December 31, 2013, the Company recognized $2.5 million of bad debt expense associated with the collectibility of a third-party deposit related to an Internet gaming license.
NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following (in thousands):

	2014	2013
Land	$118,658	$118,165
Grandstands and buildings	439,625	435,125
Equipment	237,867	208,966
Furniture and fixtures	51,815	47,718
Tracks and other improvements	142,975	121,085
Construction in progress	15,427	15,214
	1,006,367	946,273
Accumulated depreciation	(411,052)	(360,775)
Total	$595,315	$585,498
Depreciation expense was approximately $55.0 million, $49.6 million and $44.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in operating expenses in the Consolidated Statements of Comprehensive Income.
On July 1, 2014, the Company ceased its pari-mutuel operations at Calder and finalized an agreement with The Stronach Group ("TSG") under which TSG will operate, at TSG's expense, live racing and maintain certain facilities used for racing and training at Calder through an agreement which expires on December 31, 2020. As a result, the Company assessed alternative potential uses of the Calder facility and certain assets not required to be maintained under lease agreement. During the year ended December 31, 2014 the Company recognized accelerated depreciation expense of $2.4 million, primarily related to Calder's barns, which are not expected to be utilized subsequent to December 31, 2014. During 2015, the Company will continue to assess potential alternative uses of the Calder facility not associated with the lease agreement.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

On November 4, 2014, the Company ceased operations of Luckity and recorded an impairment charge of $3.2 million in its TwinSpires segment for property and equipment specifically associated with Luckity. Prior to this date, the Company was still investing in this business and actively marketing to Luckity customers.
During 2012, the Company began an assessment of potential alternative uses to its Trackside training facility at Churchill Downs. As such, the Company reviewed the useful lives of assets at this facility and commenced accelerated depreciation on certain of its long-term assets, resulting in additional depreciation expense of $1.5 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively, related to this facility. The Trackside assets were fully depreciated as of December 31, 2013.
NOTE 7—INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Miami Valley Gaming Joint Venture
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
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot gaming facility with approximately 1,580 VLTs. MVG invested $204.6 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission. During the twelve months ended December 30, 2014, the Company funded $14.6 million in capital contributions to the joint venture bringing the Company's total investment to $105.0 million.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	2014	2013
Assets
Current assets	$24,943	$18,001
Property and equipment, net	130,868	140,793
Other assets, net	105,059	80,408
Total assets	$260,870	$239,202

Liabilities and Members' Equity
Current liabilities	$16,775	$36,324
Current portion of long-term debt	8,332	8,471
Long-term debt, excluding current portion	26,584	32,287
Other liabilities	83	75
Members' equity	209,096	162,045
Total liabilities and members' equity	$260,870	$239,202
The joint venture's long-term debt consists of a $50 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through August 2019 at a 5.0% interest rate.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2014	2013	2012
Casino revenue	$126,111	$6,472	$—
Non-casino revenue	6,257	5,479	109
Net revenues	132,368	11,951	109
Operating and SG&A expenses	97,385	10,815	242
Depreciation & amortization expenses	12,299	935	7
Pre-opening expenses	54	7,240	1,079
Operating income (loss)	22,630	(7,039)	(1,219)
Interest and other expenses, net	(4,829)	(397)	—
Net income (loss)	$17,801	$(7,436)	$(1,219)
The Company's 50% share of MVG's results has been included in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Equity in gains (losses) of unconsolidated investments	$8,900	$(3,718)	$(610)
NOTE 8—GOODWILL
Goodwill of the Company at December 31, 2014 and 2013 is comprised of the following (in thousands):

	Racing	Casinos	TwinSpires	Big Fish Games	Other Investments	Total
Balance as of December 31, 2012	$51,659	$67,457	$127,364	$—	$3,934	$250,414
Additions	—	50,202	—	—	—	50,202
Balance as of December 31, 2013	51,659	117,659	127,364	—	3,934	300,616
Additions	—	—	—	538,904	—	538,904
Balance as of December 31, 2014	$51,659	$117,659	$127,364	$538,904	$3,934	$839,520
During the year ended December 31, 2014, the Company established goodwill of $538.9 million related to the acquisition of Big Fish Games on December, 16, 2014.
During the year ended December 31, 2013, the Company established goodwill of $50.2 million related to the acquisition of Oxford on July 17, 2013.
The Company performed its annual goodwill impairment analysis for the year ended December 31, 2014 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis included an assessment of certain qualitative factors including but not limited to macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment included the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the annual goodwill impairment analysis for the years ended December 31, 2014 and 2013, the Company concluded that goodwill had not been impaired.
NOTE 9—OTHER INTANGIBLE ASSETS
The Company’s other intangible assets are comprised of the following (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Favorable contracts	$11,000	$(4,907)	$6,093	$11,000	$(4,260)	$6,740
Customer relationships	89,203	(39,399)	49,804	56,540	(30,464)	26,076
Slots gaming license	2,250	(1,125)	1,125	2,250	(1,125)	1,125
Table games license	2,493	(180)	2,313	2,493	(50)	2,443
Developed Technology	87,000	(931)	86,069	—	—	—
In-Process Research & Development	12,700	(105)	12,595	—	—	—
Strategic Development	30,500	(263)	30,237	—	—	—
Other	3,719	(326)	3,393	3,719	(297)	3,422
	$238,865	$(47,236)	191,629	$76,002	$(36,196)	39,806
Indefinite-lived intangible assets:
Slots gaming rights			128,890			128,890
Trademarks			225,729			25,729
Illinois Horseracing Equity Trust			3,307			3,307
Other			417			417
Total			$549,972			$198,149
Amortization expense for definite-lived intangible assets was approximately $13.3 million, $12.2 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in operating expenses. The Company submitted payments of $2.3 million for each of the years ended December 31, 2014 and 2013, respectively, for annual license fees for Calder Casino. Payments are being amortized to expense over the annual license period.
Indefinite-lived intangible assets consist primarily of state gaming licenses in Maine, Mississippi and Florida, rights to participate in the Horse Racing Equity Fund and trademarks.
During the year ended December 31, 2014, the Company established definite-lived intangible assets of $162.9 million and indefinite-lived intangible assets of $200.0 million related to the Big Fish Games acquisition.
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
Indefinite-lived intangible assets are tested for impairment on an annual basis as of March 31. In March 2013, the Company adopted ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies indefinite-lived intangible asset impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. Under the amended guidance, a testing methodology similar to that which is performed for goodwill impairment testing is acceptable for assessing a company's indefinite-lived intangible assets. The Company completed the required annual impairment tests of indefinite-lived intangible assets as of March 31, 2014, and no adjustment to the carrying value of indefinite-lived intangible assets was required. The Company assessed its indefinite-lived intangible assets by qualitatively evaluating events and circumstances that have both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes and concluded that it was more likely than not that fair value of its indefinite-lived intangible assets exceeds their carrying value.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Year Ended December 31,	Estimated Amortization Expense
2015	$53,818
2016	$51,596
2017	$35,927
2018	$18,716
2019	$16,638
NOTE 10—INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	2014	2013	2012
Current provision:
Federal	$13,236	$22,727	$21,103
State and local	2,008	2,462	2,351
Foreign	78	—	(38)
	15,322	25,189	23,416
Deferred:
Federal	19,672	5,788	8,292
State and local	81	(504)	1,367
Foreign	(4,914)	—	—
	14,839	5,284	9,659
	$30,161	$30,473	$33,075
The Company’s income tax expense is different from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	2014	2013	2012
Federal statutory tax on earnings before income taxes	$26,782	$29,928	$31,929
State income taxes, net of federal income tax benefit	1,388	1,514	2,185
Non-deductible lobbying and contributions	999	723	946
Tax credits and incentives	(1,209)	(663)	(494)
Tax adjustments	(485)	(174)	(1,093)
Accruals and settlements related to tax audits	529	(395)	(686)
Valuation allowance	—	(220)	—
Change in effective state tax rates	(401)	(383)	197
Non-deductible transaction costs	947	—	—
Non-deductible acquisition related charges	1,339	—	—
Other permanent differences	272	143	91
	$30,161	$30,473	$33,075
During 2003, the Company entered into a Tax Increment Financing (“TIF”) Agreement with the Commonwealth of Kentucky. Pursuant to this agreement, the Company is entitled to receive reimbursement for 80% of the increase in Kentucky income and sales tax resulting from its 2005 renovation of the Churchill facility. During the years ended 2014, 2013, and 2012, the Company recognized reductions in operating expenses of $0.6 million, $0.8 million and $0.7 million, respectively. In addition, the Company recognized reductions to its income tax expense, net of federal taxes, of $0.1 million, $0.4 million, and $0.5 million, respectively. As of December 31, 2014, the Company has received $6.4 million of combined benefits and established a sales tax receivable of $0.6 million and an income tax receivable of $0.1 million related to the reimbursement.
Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	2014	2013
Deferred tax assets:
Deferred compensation plans	$31,520	$14,271
Deferred income	752	6,328
Allowance for uncollectible receivables	1,323	1,295
Deferred liabilities	3,822	3,574
Net operating losses and credit carryforward	32,573	19,186
Deferred tax assets	69,990	44,654
Valuation allowance	(1,274)	(1,213)
Net deferred tax asset	68,716	43,441
Deferred tax liabilities:
Intangible assets in excess of tax basis	151,210	22,749
Property and equipment in excess of tax basis	37,827	40,135
Other	11,485	2,246
Deferred tax liabilities	200,522	65,130
Net deferred tax liability	$(131,806)	$(21,689)
Income taxes are classified in the balance sheet as follows:
Net current deferred tax asset	$17,716	$8,927
Net non-current deferred tax liability	(149,522)	(30,616)
	$(131,806)	$(21,689)
As of December 31, 2014, the Company had federal net operating losses of $24.4 million, which were acquired in conjunction with the acquisitions of Youbet.com and Big Fish Games. The utilization of these losses, which expire between 2019 and 2034, is limited on an annual basis pursuant to IRC § 382. The Company believes that it will be able to fully utilize all of these losses. In addition, the Company has $4.3 million of state net operating losses; $2.4 million of this loss carryforward was acquired in conjunction with the acquisitions of Youbet.com and Big Fish Games. These losses, which expire between 2015 and 2034, may be subject to annual limitations similar to IRC § 382. The Company has recorded a valuation allowance of $0.9 million against the state net operating losses due to the fact that it is unlikely that it will generate income in certain states, which is necessary to utilize the assets.
The changes in the valuation allowance for deferred tax assets for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at beginning of the year	$1,213	$1,334
Charged to costs and expenses	158	168
Charged to other accounts	(83)	—
Deductions	(14)	(289)
Balance at end of the year	$1,274	$1,213
The IRS has audited the Company through 2012. Subsequent years are open to examination. State and local tax years open for examination vary by jurisdiction. As of December 31, 2014, the Company had approximately $2.9 million of total gross unrecognized tax benefits, excluding interest of $0.1 million. Of this amount, $1.7 million was related to tax positions acquired in the Big Fish Games acquisition. If the total gross unrecognized tax benefits were recognized, there would be a $1.8 million effect to the annual effective tax rate and an additional $1.1 million would be reimbursed by the pre-acquisition shareholders of Big Fish Games, in conjunction with a tax indemnity agreement. The Company anticipates a decrease in its unrecognized tax positions of approximately $1.1 million during the next twelve months. This anticipated decrease is primarily due to the expiration of statutes of limitations.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over state income tax apportionment methodology which was recorded in other assets at December 31, 2014. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute, however the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition or results of operations. See Note 17 for further discussion of this matter.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$582	$8,565	$2,109
Additions for tax positions related to the current year	573	190	—
Additions for tax positions of prior years	2,097	207	7,390
Reductions for tax positions of prior years	(326)	(8,380)	(934)
Balance as of December 31	$2,926	$582	$8,565
The increase in the uncertain tax position in 2014 was primarily related to the acquisition of Big Fish Games. The decrease in the uncertain tax position in 2013 was due to an IRS settlement related to the timing of the taxation of receipts from the HRE Trust Fund and the expiration of statute of limitations related to various tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company accrued less than $0.2 million of interest for each of the years ended December 31, 2014 and 2013.
NOTE 11—SHAREHOLDERS’ EQUITY
Stock Repurchase Program
On April 23, 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock in a stock repurchase program. During the year ended December 31, 2014, the Company repurchased 691,000 shares for $61.6 million in a privately negotiated transaction. The shares were retired, and the cost of the shares acquired was treated as a deduction from shareholders' equity. The Company funded this repurchase using available cash and borrowings under its Senior Secured Credit Facility. Under the terms of the stock repurchase program, the Company may repurchase an additional $38.4 million of common stock prior to the termination of the repurchase program on December 31, 2015.
Shareholder Rights Plan
On March 13, 2008, the Company’s Board of Directors approved a shareholder rights plan, which granted each shareholder the right, in certain circumstances, to purchase a fraction of a share of Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock. If a person or group, together with its affiliates and associates, become an acquiring person, defined as the beneficial owner of 15% or more of the Company’s common stock, each holder of a right (other than the person or group who has become an acquiring person) will have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the right. Certain persons and transactions are exempted from the definition of acquiring person. In the event that, at any time following the date such person or group becomes an acquiring person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity that acquired the shares pursuant to an offer for all outstanding shares of common stock that a majority of the independent directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders, after receiving advice from one or more investment banking firms (a “Qualifying Offer”) ), (ii) the Company engages in a merger or other business combination transaction (other than with an entity that acquired the shares pursuant to a Qualifying Offer) in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earnings power is sold or transferred, each holder of a right (other than the person or group who has become an acquiring person) shall thereafter have the right to receive, upon exercise, common stock of the surviving entity having a value equal to two times the exercise price of the right. At any time after a person or group becomes an acquiring person, and prior to the acquisition by such person or group of fifty percent (50)% or more of the outstanding common stock, the Board of Directors may exchange the rights (other than rights owned by such acquiring person), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment).
NOTE 12—EMPLOYEE BENEFIT PLANS
The Company has a profit-sharing plan that covers all employees, other than Big Fish Games employees and others not participating in an associated profit-sharing plan, with three months or more of service. The Company will match contributions made by the employee up to 3% of the employee’s annual compensation and will also match, at 50%, contributions made by the employee up

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

to an additional 2% of compensation with certain limits. The Company may also contribute a discretionary amount determined annually by the Board of Directors as well as a year-end discretionary match not to exceed 4% of compensation. The Company’s cash contribution to the plan for the years ended December 31, 2014, 2013 and 2012 was approximately $2.5 million, $2.3 million and $1.8 million, respectively.
Big Fish Games has a defined contribution plan that covers all employees and matches employee contributions to the plan at 3% of the employee's annual compensation.
The Company is a member of a noncontributory defined benefit multi-employer retirement plan for all members of the Pari-mutuel Clerk’s Union of Kentucky and several other collectively bargained retirement plans, which are administered by unions. Cash contributions are made in accordance with negotiated labor contracts. Retirement plan expense for each of the years ended December 31, 2014, 2013 and 2012 was approximately $0.7 million, $0.7 million and $0.6 million, respectively. The Company’s policy is to fund this expense as accrued. The Company currently estimates that future contributions to these plans will not increase significantly from prior years.
The Company provides eligible executives and directors of the Company an opportunity to defer to a future date the receipt of base and bonus compensation for services as well as director’s fees through a deferred compensation plan. The Company’s matching contribution on base compensation deferrals equals the matching contribution of the Company’s profit-sharing plan with certain limits. The Company’s cash contribution to the plan amounts to $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 13—TOTAL DEBT
The following table presents our total debt outstanding at December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Senior Secured Credit Facility:
Senior Secured Credit Facility due 2018	$258,000	$58,000
Term Loan A due 2019	200,000	—
Swing line of credit	12,355	11,191
5.375% Senior Unsecured Notes due 2021	300,000	300,000
Total debt	770,355	369,191
Current maturities of long-term debt	11,250	—
Total debt, net of current maturities	$759,105	$369,191
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
The Senior Unsecured Notes were issued in a private offering that was exempt from registration under the Securities Act of 1933, as amended, and are senior unsecured obligations of the Company. The Senior Unsecured Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its Senior Secured Credit Facility and will rank equally with the Company’s existing and future senior obligations. At any time prior to December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through December 15, 2016, along with accrued and unpaid interest, if any, at the date of redemption. On or after December 15, 2016, the Company may redeem all or part of the Senior Unsecured Notes at a redemption price of 104.0% which gradually reduces to par by 2019.
Senior Secured Credit Facility
On December 1, 2014, the Company executed the Fourth Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) whereby it added a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility and amended certain definitions and provisions of the credit agreement including Consolidated Funded Indebtedness, EBITDA and

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

calculation of the Total Leverage Ratio. The Company incurred loan origination costs of $0.9 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
On May 17, 2013, the Company entered into the Third Amended and Restated Credit Agreement (also referred to as the “Senior Secured Credit Facility”) which amended certain provisions of the credit agreement including increasing the maximum aggregate commitment from $375 million to $500 million. The Senior Secured Credit Facility also provides for an accordion feature which, if exercised, could increase the maximum aggregate commitment by up to an additional $225 million and reduce the pricing schedule for outstanding borrowings and commitment fees across all leverage pricing levels. The guarantors under the Senior Secured Credit Facility continue to be a majority of the Company's wholly-owned subsidiaries. The Company incurred loan origination costs of $2.3 million in connection with this amendment, which were capitalized and are being amortized as interest expense over the remaining term of the Senior Secured Credit Facility.
The Senior Secured Credit Facility matures on May 17, 2018. The Term Loan matures on December 1, 2019 provided however, in the event the Senior Secured Credit Facility has not, prior to May 17, 2018, been extended to a maturity date of December 1, 2019, the Term Loan matures on May 17, 2018.
Regarding the Term Loan, the Company is required to make quarterly principal payments that commence on March 31, 2015 and are set to occur on the last day of each quarter through September 30, 2019. Payments start at $2.5 million and increase in increments of $1.25 million on December 31 of each year to reach final year quarterly payment amount of $7.5 million. To the extent not previously repaid, any outstanding balance on the Term Loan shall be repaid in full on the facility termination date. If no additional payments are made, and the termination date is September 30, 2019, the balance due at termination will be $102.5 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility bear interest at a LIBOR-based rate per annum plus an applicable percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Senior Secured Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio. The Term Loan is not subject to, nor included in the calculation of, the commitment fee. The weighted average interest rate on outstanding borrowings at December 31, 2014 and 2013 was 2.19% and 1.71%, respectively.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of December 31, 2014, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility.
As of December 31, 2014, we had $223.7 million of borrowing capacity under the Senior Secured Credit Facility.
Future aggregate maturities of total debt are as follows (in thousands):

Year Ended December 31,
2015	$11,250
2016	16,250
2017	21,250
2018	421,605
Thereafter	300,000
Total	$770,355
NOTE 14—OPERATING LEASES
The Company leases facilities for nine of its ten OTB operations at Arlington. Eight of Arlington's OTB operations are conducted at non-owned Illinois restaurants under licensing agreements with varying payment terms, including payment contingent on handle.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

These OTB operations are generally multi-year agreements, renewable with 90 days notice by either party. Arlington's ninth leased facility, Waukegan, operates as a traditional OTB under a lease which will expire in 2015. The Company has ten operating lease agreements for Fair Grounds OTBs, which expire in various years from 2014 through 2021. Furthermore, the Company has operating leases for its corporate headquarters, TwinSpires, and Big Fish Games locations.
Future minimum operating lease payments are as follows, not including the variable portion of contingent leases and Arlington’s contingent licensing agreements (in thousands):

Year Ended December 31,
2015	$11,604
2016	10,719
2017	9,601
2018	4,591
2019	2,515
Thereafter	3,590
Total	$42,620
The Company also leases totalisator equipment, gaming equipment, audio/visual equipment and operates certain facilities that are partially contingent on handle, bandwidth usage or race days. Total annual rent expense for contingent lease payments, including totalisator equipment, audio/visual equipment, gaming equipment, land and facilities, was approximately $4.3 million, $3.7 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s total rent expense for all operating leases, including the contingent lease payments, was approximately $20.2 million, $20.2 million and $18.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2013, the increase in total rent expense primarily reflects an increase in slot machine expense, which is attributable to the acquisitions of Riverwalk and Oxford.
NOTE 15—SHARE-BASED COMPENSATION PLANS
As of December 31, 2014, the Company has share-based employee compensation plans as described below. The total compensation expense, which includes compensation expense related to restricted share awards, restricted stock unit awards, stock option awards, granted LTIP awards and stock options associated with an employee stock purchase plan, was $11.9 million, $21.5 million, and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Activity for stock options granted by the Company during the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands, except per common share data):

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Number of Shares Under Option	Weighted Average Exercise Price
Balance as of December 31, 2011	354	$36.52
Granted	—	$—
Exercises	(153)	$36.80
Canceled/forfeited	—	$—
Balance as of December 31, 2012	201	$36.30
Granted	—	$—
Exercises	(7)	$42.94
Canceled/forfeited	(1)	$36.12
Balance as of December 31, 2013	193	$36.04
Granted	—	$—
Exercises	(182)	$35.26
Canceled/forfeited	(1)	$49.95
Balance as of December 31, 2014	10	$48.63
During the year ended December 31, 2010, the Company entered into an amended and restated employment agreement with Robert L. Evans, the Company’s Chairman of the Board and former Chief Executive Officer. Mr. Evans received a stock option, vesting quarterly over approximately three years to purchase an aggregate of 180,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on September, 27, 2010, the date on which the award was granted. This stock option has a contractual term of six years expiring on November 14, 2016. Under Mr. Evans’ previous employment agreement, Mr. Evans received a stock option, vesting quarterly over three years, to purchase an aggregate of 130,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of a share of the Company’s common stock on July 18, 2006.
During 2014, Mr. Evans exercised options for 180,000 shares of the Company's common stock which were granted at $35.19 per share, for common stock prices ranging from $85.00 to $91.33 per share. During 2012, Mr. Evans exercised options for 130,000 shares of the Company's common stock which were granted at $36.16 per share, for common stock at stock prices ranging from $57.36 to $60.05 per share.
During the years ended December 31, 2014, 2013 and 2012, no stock options were granted. Whenever the Company issues stock options, it estimates the fair value of the stock options as of the date of grant, using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The Company calculates the expected term for its stock options based on historical exercise behavior and bases the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the stock option’s expected term. The volatility used to value stock options is based on historical volatility. The Company calculates historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the stock option.
At December 31, 2014, all outstanding options were vested and exercisable. The following table summarizes information about stock options outstanding as of December 31, 2014 (in thousands, except contractual life and per share data):

	Shares Under Option	Remaining Contractual Life	Average Exercise Price Per Share	Intrinsic Value per Share(1)	Aggregate Intrinsic Value
Options exercisable and vested at December 31, 2014	10	3.2	$48.63	$46.67	$483

(1)	Computed based upon the amount by which the fair market value of the Company’s common stock at December 31, 2014 of $95.30 per share exceeded the weighted average exercise price.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $9.6 million, $0.3 million, and $5.7 million, respectively. Cash received from stock option exercises totaled $6.4 million, $0.3 million, and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2013, there were 193 thousand options exercisable with a weighted average exercise price of $36.04.
Restricted Shares and Restricted Stock Units
2013 New Company LTIP
During 2013, the Board of Directors approved the terms and conditions of performance share awards issued pursuant to the Churchill Downs Incorporated 2007 Omnibus stock incentive plan (the "New Company LTIP"). As a way to continue to encourage innovation, an entrepreneurial approach, and careful risk assessment, and in order to retain key executives, the New Company LTIP offers long-term incentive compensation to the Company's named executive officers and other key executives ("Grantees") as reported in the Company's Schedule 14A Proxy Statement filing.
During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days. During the year ended December 31, 2014, the Company's closing stock price achieved the twenty consecutive trading days closing price stock requirement for 84,500 restricted shares. During the year ended December 31, 2013, the Company's closing stock price achieved the stock price requirement for 155,000 restricted shares.
During the years ended December 31, 2014 and 2013, the Company recognized $8.3 million and $12.8 million, respectively, of compensation expense related to the New Company LTIP. As of December 31, 2014, unrecognized compensation expense attributable to unvested service period awards was $2.8 million. The weighted average period over which the Company expects to recognize the remaining compensation expense under the service period awards approximates 17 months. There is no remaining unrecognized expense under the market condition awards.
Other Restricted Share Awards
The Company sponsored the Churchill Downs Incorporated 2004 Restricted Stock Plan (the “04 Plan”). In addition, the Company, may, from time to time, grant restricted shares or restricted stock units to individuals outside of its share-based compensation plans.
On March 15, 2007, the Board of Directors replaced the 04 Plan with the 07 Incentive Plan. Awards issued under the 04 Plan prior to its termination were unaffected by such termination. The 07 Incentive Plan permits the award of restricted shares or restricted stock units to directors and key employees, including officers of the Company and its subsidiaries who are from time to time responsible for the management, growth and protection of the business of the Company and its subsidiaries.
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
Under a previous employment agreement with Robert L. Evans, Mr. Evans received (i) 90,000 restricted shares of the Company’s common stock, with vesting contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for twenty consecutive trading days, (ii) 65,000 restricted shares of the Company’s common stock, vesting quarterly over five years, and contingent upon the Company’s common stock reaching certain closing prices on NASDAQ for ten consecutive trading days and (iii) 65,000 restricted stock units representing shares of the Company’s common stock, vesting quarterly over five years, with Mr. Evans entitled to receive the shares underlying the units (along with a cash payment equal to accumulated dividend equivalents beginning with the lapse of forfeiture, plus interest at a 3% annual rate) six months after termination of employment. The restricted share awards were approved by the Company’s shareholders at its Annual Meeting of Shareholders held on June 28, 2007, the grant date of these awards. During the years ended December 31, 2014 and 2013, zero shares and 60,000 shares, respectively, with vesting contingent upon the Company's stock price, reached the required closing stock prices and vested.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Activity for the 2013 New Company LTIP, 04 Plan, the 07 Incentive Plan and awards made outside of share-based compensation plans for the years ended December 31, 2014, 2013 and 2012, is presented below (in thousands, except per common share data):

	Market Condition (Performance-Based) Awards		Service Period Awards		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	112	$43.76	307	$38.63	419	$40.01
Granted	—	$—	182	$51.99	182	$51.99
Vested	(52)	$41.31	(169)	$45.85	(221)	$44.77
Canceled/forfeited	—	$—	(1)	$39.12	(1)	$39.12
Balance as of December 31, 2012	60	$45.90	319	$42.42	379	$42.97
Granted	324	$53.71	287	$67.55	611	$60.21
Vested	(60)	$45.90	(256)	$59.54	(316)	$53.90
Canceled/forfeited	—	$—	(1)	$38.75	(1)	$38.75
Balance as of December 31, 2013	324	$53.71	349	$53.58	673	$53.64
Granted	—	$—	26	$88.58	26	$88.58
Vested	(239)	$53.49	(107)	$54.15	(346)	$53.70
Canceled/forfeited	—	$—	(12)	$60.41	(12)	$60.41
Balance as of December 31, 2014	85	$54.32	256	$56.24	341	$55.77
As of December 31, 2014, there was $5.9 million of unrecognized share-based compensation expense related to nonvested restricted share and restricted stock unit awards that the Company expects to recognize over a weighted average period of 1.9 years.
As of December 31, 2014, employees of the Company held 84,500 restricted shares subject to performance-based vesting criteria (all of which are considered market-based restricted shares), which were issued during the year ended December 31, 2013. The number of these shares that vest is based upon established market-based performance targets that will be assessed on an ongoing basis.
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
Under the Employee Stock Purchase Plan, the Company sold approximately fifteen thousand shares of common stock to employees pursuant to options granted on August 1, 2013, and exercised on July 31, 2014. Because the plan year overlaps the Company’s fiscal year, the number of shares to be sold pursuant to options granted on August 1, 2014, can only be estimated because the 2014 plan year is not yet complete. The Company’s estimate of options granted in 2014 under the Plan is based on the number of shares sold to employees under the Employee Stock Purchase Plan for the 2013 plan year, adjusted to reflect the change in the number of employees participating in the Employee Stock Purchase Plan in 2014. The Company recognized compensation expense related to the Employee Stock Purchase Plan of $0.4 million, for each of the years ended December 31, 2014, 2013 and 2012.
NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

classified based on the lowest level of input that is significant to the fair value measurement. The following tables present the Company's assets and liabilities measured at fair value at December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	Level 1	Level 2	Level 3
Cash equivalents and restricted cash	$27,464	$—	$—
Big Fish Games deferred payments	—	—	78,800
Big Fish Games earnout liability	—	—	327,800
Senior unsecured notes	—	299,250	—
Bluff contingent consideration liability	—	—	2,331
Total	$27,464	$299,250	$408,931

	Year Ended December 31, 2013
	Level 1	Level 2	Level 3
Cash equivalents and restricted cash	$36,940	$—	$—
Senior unsecured notes	—	305,250	—
Bluff contingent consideration liability	—	—	2,331
Total	$36,940	$305,250	2,331

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2013	$2,331
Additions	402,774
Change in fair value	3,826
Balance as of December 31, 2014	$408,931
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
The Company estimated the fair value of the Big Fish Games deferred payment and earnout liability as of December 31, 2014 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on the Company’s cost of debt.  The cost of debt as of the closing date was based on the observed market yields of the Company's Senior Unsecured Notes issued in December of 2013 and represents a Level 3 fair value measurement and was adjusted for the difference in seniority and term of the deferred payment and earnout liability.  The change in fair values of the Big Fish Games deferred payment and earnout liability of $3.8 million between the closing date and December 31, 2014 was recorded as acquisition related charges in the Consolidated Statements of Comprehensive Income. Changes to the Company's cost of debt could lead to a different fair value estimate for the deferred payment and earnout liability.
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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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
During the years ended December 31, 2014 and 2013, the Company did not measure any assets at fair value on a non-recurring basis.
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
Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment.  This matter is currently awaiting review by the Louisiana Racing Commission.
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. Oral arguments on the parties’ Motions for Summary Judgment are scheduled for March 5, 2015.
Kentucky Downs

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

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

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

NOTE 18—EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator for basic earnings from continuing operations per common share:
Earnings from continuing operations	$46,357	$55,033	$58,152
Earnings from continuing operations allocated to participating securities	(267)	(873)	(518)
Numerator for basic earnings from continuing operations per common share	$46,090	$54,160	$57,634
Numerator for basic earnings per common share:
Net earnings	$46,357	$54,900	$58,276
Net earnings allocated to participating securities	(267)	(870)	(519)
Numerator for basic net earnings per common share	$46,090	$54,030	$57,757
Numerator for diluted earnings from continuing operations per common share:	$46,357	$55,033	$58,152
Numerator for diluted earnings per common share	$46,357	$54,900	$58,276

Denominator for net earnings per common share:
Basic	17,271	17,294	17,047
Plus dilutive effect of stock options and restricted stock	153	248	233
Plus dilutive effect of participating securities	165	396	195
Diluted	17,589	17,938	17,475
Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.67	$3.13	$3.38
Discontinued operations	—	(0.01)	0.01
Net earnings	$2.67	$3.12	$3.39
Diluted
Earnings from continuing operations	$2.64	$3.07	$3.33
Discontinued operations	—	(0.01)	0.01
Net earnings	$2.64	$3.06	$3.34
NOTE 19—SEGMENT INFORMATION
The Company operates in the following five segments: (1) Racing, which includes Churchill Downs, Arlington and its ten OTBs, Fair Grounds and its twelve OTBs and Calder, which ceased pari-mutuel operations on July 1, 2014; (2) Casinos, which includes video poker and gaming operations at Calder Casino, Fair Grounds Slots, Harlow’s, Riverwalk, Oxford, MVG and VSI; (3) TwinSpires, which includes TwinSpires, our ADW business, Fair Grounds Account Wagering, Bloodstock Research Information Services, Velocity and Luckity, until the cessation of its operations on November 4, 2014, as well as the Company's equity investment in HRTV, LLC; (4) Big Fish Games; and (5) Other Investments, which includes United Tote, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
On January 1, 2014, the Company reclassified its equity investment in MVG from Other Investments to Casinos, to coincide with the first full period of operations for the venture, which opened on December 12, 2013. MVG's results of operations for the year ended December 31, 2013 have been reclassified to the Casinos segment.
In order to evaluate the performance of these operating segments internally, the Company uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, HRE Trust Fund proceeds, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries).

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG.
During the year ended December 31, 2013, the Company implemented the Adjusted EBITDA metric because it believes the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. The 2012 financial information has been retrospectively revised to reflect the change in the segment profitability reporting measure. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1. The table below presents information about reported segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues from external customers:
Churchill Downs	$143,191	$132,845	$124,255
Arlington	60,312	64,483	69,077
Calder	19,325	36,264	64,566
Fair Grounds	38,625	40,677	44,190
Total Racing	261,453	274,269	302,088
Calder Casino	77,003	78,951	77,864
Fair Grounds Slots	40,774	42,156	42,881
VSI	34,369	35,931	35,433
Harlow’s Casino	50,199	52,440	56,604
Oxford Casino	76,526	34,350	—
Riverwalk Casino	50,139	53,645	10,330
Total Casinos	329,010	297,473	223,112
TwinSpires	190,333	184,541	183,279
Big Fish Games	13,855	—	—
Other Investments	17,125	21,899	21,785
Corporate	1,158	1,143	1,032
Net revenues from external customers	$812,934	$779,325	$731,296
Intercompany net revenues:
Churchill Downs	$7,038	$6,686	$5,592
Arlington	5,767	3,395	4,712
Calder	707	1,263	1,583
Fair Grounds	1,089	1,151	1,270
Total Racing	14,601	12,495	13,157
TwinSpires	958	853	836
Other Investments	4,130	4,409	3,466
Eliminations	(19,689)	(17,757)	(17,459)
Net revenues	$—	$—	$—

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014	2013	2012
Reconciliation of segment Adjusted EBITDA to net earnings:
Racing	$61,160	$50,275	$54,357
Casinos	101,106	80,631	64,231
TwinSpires	45,282	49,122	44,618
Big Fish Games	3,837	—	—
Other Investments	(3,857)	809	(117)
Total segment Adjusted EBITDA	207,528	180,837	163,089
Corporate Adjusted EBITDA	(5,037)	(4,606)	(4,834)
Insurance recoveries, net of losses	431	375	7,006
Big Fish Games acquisition charges	(3,826)	—	—
Big Fish Games transaction expenses	(6,367)	—	—
Big Fish Games changes in deferred revenue	(4,497)	—	—
HRE Trust Fund proceeds	—	4,541	—
Share-based compensation expense	(11,932)	(21,482)	(13,993)
Pre-opening expenses	(27)	(3,620)	—
MVG interest expense, net	(2,546)	(170)	—
Asset impairment charges	(4,843)	—	—
Other charges	(3,287)	(2,500)	—
Depreciation and amortization	(68,257)	(61,750)	(55,600)
Interest income (expense), net	(20,822)	(6,119)	(4,441)
Income tax provision	(30,161)	(30,473)	(33,075)
Earnings from continuing operations	46,357	55,033	58,152
Discontinued operations, net of income taxes	—	(133)	124
Net earnings	46,357	54,900	58,276
Foreign currency translation, net of tax	(125)	—	—
Comprehensive income	$46,232	$54,900	$58,276
The table below presents information about equity in (losses) earnings of unconsolidated investments included in the Company's reported segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Casinos	$8,900	$(3,718)	$(610)
TwinSpires	(68)	(848)	(1,413)
Other Investments	(2,504)	424	322
	$6,328	$(4,142)	$(1,701)

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

The tables below present total asset information about reported segments as of December 31, 2014 and 2013 and capital expenditures for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	As of December 31,
	2014	2013
Total assets:
Racing	$518,517	$513,345
Casinos	621,240	622,038
TwinSpires	182,322	186,621
Big Fish Games	1,007,438	—
Other Investments	30,757	30,257
	$2,360,274	$1,352,261

	Year Ended December 31,
	2014	2013	2012
Capital expenditures, net:
Racing	$35,637	$20,184	$14,027
Casinos	7,715	13,643	14,524
TwinSpires	5,778	5,908	4,427
Big Fish Games	116	—	—
Other Investments	5,240	9,036	8,320
	$54,486	$48,771	$41,298
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
NOTE 21— HRE TRUST FUND PROCEEDS
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
NOTE 22— SUBSEQUENT EVENT - HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations, the Company modified its HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company’s interest in HRTV effective January 2, 2015.

Churchill Downs Incorporated
Notes to Consolidated Financial Statements

During January 2015, we received $6.0 million in proceeds from the sale of the ownership interest. The Company recorded a gain of $5.8 million during January 2015 from the sale of its remaining investment in HRTV.
Supplementary Financial Information — Results of Operations (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2014 and 2013 is provided below (in thousands, except per common share data):

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$167,310	$303,651	$173,665	$168,308
Earnings (loss) from operations	$(700)	$57,333	$3,531	$(13,807)
Net earnings per common share:
Basic:
Net earnings (loss)	$(0.04)	$3.23	$0.21	$(0.81)
Diluted:
Net earnings (loss)	$(0.04)	$3.21	$0.20	$(0.81)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$147,876	$283,593	$185,496	$162,360
Earnings from continuing operations	$1,089	$50,308	$9,208	$(5,573)
Discontinued operations, net of income taxes:
(Loss) earnings from operations	$(31)	$(10)	$41	$(49)
Loss on sale of assets	$—	$—	$—	$(83)
Net earnings	$1,058	$50,298	$9,249	$(5,705)
Net earnings per common share:
Basic:
Earnings from continuing operations	$0.06	$2.85	$0.52	$(0.32)
Discontinued operations	—	—	—	(0.01)
Net earnings (loss)	$0.06	$2.85	$0.52	$(0.33)
Diluted:
Earnings from continuing operations	$0.06	$2.81	$0.51	$(0.32)
Discontinued operations	—	—	0.01	(0.01)
Net earnings (loss)	$0.06	$2.81	$0.52	$(0.33)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
We have excluded Big Fish Games, Inc. ("Big Fish Games") from our assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by us in a business acquisition during 2014. Big Fish Games is a wholly-owned subsidiary whose total assets were 4.1% and total revenues were 1.7% of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
Based on our assessment using those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

(c)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance” and “Audit Committee,” to be filed with the Securities and Exchange Commission in connections with the

Company's 2015 Annual Meeting of Shareholders ("the Proxy Statement") pursuant to instruction G(3) of the General Instructions to Form 10-K.
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
The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Election of Directors — Director Compensation for the year ended December 31, 2014,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” “Certain Relationships and Related Transactions,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Discussion and Analysis,” pursuant to instruction G(3) of the General Instructions to Form 10-K.

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
		The following financial statements of Churchill Downs Incorporated for the years ended December 31, 2014, 2013 and 2012 are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	73
		Consolidated Balance Sheets	74
		Consolidated Statements of Comprehensive Income	75
		Consolidated Statements of Shareholders’ Equity	76
		Consolidated Statements of Cash Flows	77
		Notes to Consolidated Financial Statements	79
	(2)	Schedule II—Valuation and Qualifying Accounts	116

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	For the list of required exhibits, see exhibit index.	117
(b)		Exhibits	117
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
February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Evans	/s/ William C. Carstanjen	/s/ William E. Mudd
Robert L. Evans	William C. Carstanjen	William E. Mudd
Chairman of the Board	Chief Executive Officer	President and
February 25, 2015	February 25, 2015	Chief Financial Officer
(Chairman of the Board)	(Principal Executive Officer)	February 25, 2015
(Principal Financial and Accounting Officer

/s/ Ulysses L. Bridgeman	/s/ Craig J. Duchossois	/s/ Richard L. Duchossois
Ulysses L. Bridgeman	Craig J. Duchossois	Richard L. Duchossois
February 25, 2015	February 25, 2015	February 25, 2015
(Director)	(Director)	(Director)

/s/ Robert L. Fealy	/s/ Daniel P. Harrington	/s/ G. Watts Humphrey, Jr.
Robert L. Fealy	Daniel P. Harrington	G. Watts Humphrey, Jr.
February 25, 2015	February 25, 2015	February 25, 2015
(Director)	(Director)	(Director)

/s/ James F. McDonald	/s/ R. Alex Rankin
James F. McDonald	R. Alex Rankin
February 25, 2015	February 25, 2015
(Director)	(Director)

CHURCHILL DOWNS INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Acquired Balances	Charged to Expenses	Deductions	Balance End of Year
Allowance for doubtful accounts:
2014	$4,338	$—	$1,710	$(1,802)	$4,246
2013	$1,885	$—	$3,785	$(1,332)	$4,338
2012	$2,408	$—	$1,937	$(2,460)	$1,885

Description	Balance Beginning of Year	Additions	Deductions	Balance End of Year
Deferred income tax asset valuation allowance:
2014	$1,213	$75	$(14)	$1,274
2013	$1,334	$168	$(289)	$1,213
2012	$1,487	$33	$(186)	$1,334

EXHIBIT INDEX

Numbers		Description	By Reference To

2	(a)	Purchase Agreement dated as of September 10, 2010 among Churchill Downs Incorporated, SWG Holdings, LLC and HCRH, LLC	Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2010

	(b)	Agreement and Plan of Merger, dated as of November 12, 2014, by and among Churchill Downs Incorporated, Ocean Acquisition Corp., Big Fish Games, Inc., and the security holders’ agent party thereto	Exhibit 2.1 to Current Report on Form 8-K filed November 13, 2014

	(c)	Shareholder Agreement, dated as of November 12, 2014, by and between Churchill Downs Incorporated and Paul J. Thelen	Exhibit 2.2 to Current Report on Form 8-K filed November 13, 2014

3	(a)	Amended and Restated Articles of Incorporation of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

	(b)	Amended and Restated Bylaws of Churchill Downs Incorporated, as amended July 3, 2012	Exhibit 3.1 to Current Report on Form 8-K filed July 10, 2012

4	(a)	Rights Agreement, dated as of March 19, 2008 by and between Churchill Downs Incorporated and National City Bank	Exhibit 4.1 to Current Report on Form 8-K filed March 17, 2008

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

	(e)	Amendment and Restatement Agreement dated December 1, 2014 with Fourth Amended and Restated Credit Agreement	Exhibit 4(e) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10	(a)	Churchill Downs Incorporated Amended and Restated Supplemental Benefit Plan dated December 1, 1998*	Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998

	(b)	Churchill Downs Incorporated 2003 Stock Option Plan*	Exhibit 4(e) to the Registration Statement on Form S-8 dated June 20, 2003 (No. 333-106310)

	(c)	Fourth Amended and Restated Churchill Downs Incorporated 1997 Stock Option Plan*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

	(d)	Amended and Restated Lease Agreement dated January 31, 1996	Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1995

Numbers	Description	By Reference To
(e)	Churchill Downs Incorporated Amended and Restated Deferred Compensation Plan for Employees and Directors*	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

(f)	Form of Stockholder’s Agreement, dated September 8, 2000 among Churchill Downs Incorporated and Duchossois Industries, Inc.	Annex C of the Proxy Statement for a Special Meeting of Shareholders of Churchill Downs Incorporated held September 8, 2000

(g)	Lease Agreement between the City of Louisville, Kentucky and Churchill Downs Incorporated dated January 1, 2003	Exhibit 2.1 to Current Report on Form 8-K filed January 6, 2003

(h)	Form of Restricted Stock Agreement*	Exhibit 10.1 to Current Report on Form 8-K filed November 30, 2004

(i)	Stock Redemption Agreement dated as of October 19, 2004, between Churchill Downs Incorporated and Brad M. Kelley	Exhibit 10.2 to Current Report on Form 8-K filed October 25, 2004

(j)	Churchill Downs Incorporated Amended and Restated Convertible Promissory Note dated March 7, 2005	Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2005

(k)	2005 Churchill Downs Incorporated Deferred Compensation Plan, as amended*	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2005

(l)
Reinvestment Agreement dated as of September 23, 2005, among Bay Meadows Land Company, LLC, Stockbridge HP Holdings Company, LLC, Stockbridge Real Estate Fund II-A, LP, Stockbridge Real Estate Fund II-B, LP, Stockbridge Real Estate Fund II-T, LP, Stockbridge Hollywood Park Co-Investors, LP and Churchill Downs Investment Company
Exhibit 10.3 to Current Report on Form 8-K filed September 29, 2005

(m)	2006 Amendment to 2005 Churchill Downs Incorporated Deferred Compensation Plan*	Exhibit 10.1 to Current Report on Form 8-K filed June 8, 2006

(n)	Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan*	Exhibit A to Schedule 14A filed April 30, 2007

(o)	Amendment to Churchill Downs Incorporated 2005 Deferred Compensation Plan Adopted June 28, 2007*	Exhibit 10(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

(p)	Amended and Restated Terms and Conditions of Performance Share Awards Issued Pursuant to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008

(q)	First Amendment to the Churchill Downs Incorporated Amended and Restated Incentive Compensation Plan (1997), effective November 14, 2008*	Exhibit 10 (vv) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(r)	2005 Churchill Downs Incorporated Deferred Compensation Plan (As Amended as of December 1, 2008)*	Exhibit 10 (ww) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(s)	Churchill Downs Incorporated Executive Severance Policy (Amended Effective as of November 12, 2008)*	Exhibit 10 (xx) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(t)	Agreement and Sale of Purchase, dated as of November 30, 2009, between The Duchossois Group, Inc. and Arlington Park Racecourse, LLC	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2009

(u)	Promissory Note, dated as of December 3, 2009, made by Arlington Park Racecourse, LLC to The Duchossois Group, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed December 4, 2009

(v)	Dissolution Agreement for TrackNet Media Group, LLC by and between Churchill Downs Incorporated and MI Developments, Inc, entered May 14, 2010	Exhibit 99.1 to Current Report on Form 8-K dated May 19, 2010

Numbers		Description	By Reference To
	(w)	Amended and Restated Employment Agreement dated as of September 27, 2010, by and between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

	(x)	Form of Churchill Downs Incorporated Restricted Stock Agreement*	Exhibit 10(ll) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011

(y)
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
Exhibit 10.1 to Current Report on Form 8-K filed March 5, 2012

	(z)	Asset Purchase Agreement, dated as of March 1, 2012, between Miami Valley Gaming & Racing LLC; Lebanon Trotting Club, Inc.; Miami Valley Trotting, Inc.; Keith Nixon Jr. and John Carlo	Exhibit 10.2 to Current Report on Form 8-K filed March 5, 2012

	(aa)	Indenture dated as of December 16, 2013 by and among Churchill Downs Incorporated, the Guarantors, and US Bank National Association	Exhibit (4.1) to Current Report on Form 8-K dated December 16, 2013.

	(bb)	Registration Rights Agreement dated December 16, 2013 by and among Churchill Downs Incorporated, the Guarantors and the representatives of the initial purchasers	Exhibit (4.2) to Current Report on Form 8-K dated December 16, 2013.

	(cc)	Churchill Downs Incorporated Executive Annual Incentive Plan	Exhibit A of the Proxy Statement for a Meeting of Shareholders of Churchill Downs Incorporated held June 14, 2012.

	(dd)	Amendment to the Churchill Downs Incorporated 2007 Omnibus Stock Incentive Plan	Exhibit B of the Proxy Statement for a Meeting of Shareholders of Churchill Downs Incorporated held June 14, 2012.

(ee)
Form of Executive Change in Control, Severance and Indemnity Agreement dated as of August 27, 2014 executed between Churchill Downs Incorporated and Robert L. Evans, William C. Carstanjen, William E. Mudd, and Alan K. Tse*
Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2014

(ff)
Form of Executive Change in Control, Severance and Indemnity Agreement dated as of February 9, 2015 executed between Churchill Downs Incorporated and Robert L. Evans, William C. Carstanjen, William E. Mudd, and Alan K. Tse*
Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2015

14		Churchill Downs Incorporated Code of Ethics as of December 31, 2003	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

21		Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Exhibit 23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

	(b)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

Numbers		Description	By Reference To
32
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a-14(b))
Exhibit 32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014

101	INS	XBRL Instance Document

101	SCH	XBRL Taxonomy Extension Schema Document

101	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	LAB	XBRL Taxonomy Extension Label Linkbase Document

101	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement.