Form 10-Q
period 2015-03-31
CHURCHILL DOWNS INC
filed 2015-04-27
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at April 23, 2015 was 17,581,280 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$49,525	$67,936
Restricted cash	20,772	26,065
Accounts receivable, net of allowance for doubtful accounts of $4,206 at March 31, 2015 and $4,246 at December 31, 2014	60,361	75,890
Deferred income taxes	17,707	18,519
Income taxes receivable	14,560	29,455
Game technology and rights, net	4,617	530
Other current assets	35,131	24,135
Total current assets	202,673	242,530
Property and equipment, net	590,170	595,315
Investment in and advances to unconsolidated affiliate	108,606	109,548
Goodwill	840,947	840,947
Other intangible assets, net	535,732	549,972
Other assets	24,242	24,192
Total assets	$2,302,370	$2,362,504

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,988	$45,597
Bank overdraft	1,291	544
Purses payable	6,162	11,169
Account wagering deposit liabilities	19,294	18,137
Accrued expenses	85,934	93,286
Tax refund due to Big Fish Games former equity holders	6,313	18,087
Deferred revenue	75,758	51,833
Deferred revenue - Big Fish Games	54,623	41,747
Big Fish Games deferred payment, current	27,710	27,180
Current maturities of long-term debt	12,500	11,250
Dividends payable	—	17,419
Total current liabilities	341,573	336,249
Long-term debt, net of current maturities	387,257	459,105
Notes payable	300,000	300,000
Big Fish Games deferred payment, net of current amount due	52,690	51,620
Big Fish Games earnout liability	332,600	327,800
Other liabilities	23,119	21,718
Deferred revenue	17,196	16,489
Deferred income taxes	149,192	149,522
Total liabilities	1,603,627	1,662,503
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,581 shares issued at March 31, 2015 and 17,472 shares issued at December 31, 2014	262,967	262,280
Accumulated other comprehensive loss	(512)	(125)
Retained earnings	436,288	437,846
Total shareholders' equity	698,743	700,001
Total liabilities and shareholders' equity	$2,302,370	$2,362,504
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended
	March 31,
	2015	2014
Net revenues:
Big Fish Games	$91,903	$—
Casinos	85,415	86,386
TwinSpires	45,315	46,084
Racing	24,438	30,579
Other	3,839	4,092
	250,910	167,141
Operating expenses:
Big Fish Games	82,159	—
Casinos	60,781	62,046
TwinSpires	31,781	33,577
Racing	36,510	43,220
Other	5,603	5,698
Research and development	10,232	—
Selling, general and administrative expenses	21,572	21,465
Acquisition related charges	6,400	—
Insurance recoveries, net of losses	—	(431)
Operating (loss) income	(4,128)	1,566
Other income (expense):
Interest income	218	4
Interest expense	(7,484)	(4,973)
Equity in gains of unconsolidated investments	2,948	2,290
Gain on sale of equity investment	5,817	—
Miscellaneous, net	(188)	(25)
	1,311	(2,704)
Loss from continuing operations before income tax benefit	(2,817)	(1,138)
Income tax benefit	1,259	438
Net loss	$(1,558)	$(700)

Net loss per common share data:
Basic
Net loss	$(0.09)	$(0.04)
Diluted
Net loss	$(0.09)	$(0.04)

Weighted average shares outstanding:
Basic	17,268	17,419
Diluted	17,268	17,419

Other comprehensive loss:
Foreign currency translation, net of ($328) tax effect	(387)	—
Other comprehensive loss	(387)	—
Comprehensive loss	$(1,945)	$(700)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,558)	$(700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,407	15,284
Game technology and rights amortization	725	—
Acquisition related charges	6,400	—
Loss on asset disposals	377	1
Gain on sale of equity investment	(5,817)	—
Equity in gains of unconsolidated investments	(2,948)	(2,290)
Dividend from investment in unconsolidated affiliate	3,500	—
Share-based compensation	2,723	5,241
Other	402	149
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	5,293	6,547
Accounts receivable	(2,244)	(153)
Other current assets	(10,962)	(8,883)
Game technology and rights	(4,812)	—
Accounts payable	9,532	9,519
Purses payable	(5,007)	(5,445)
Accrued expenses	(5,921)	(6,979)
Deferred revenue	55,939	33,099
Income taxes receivable and payable	12,997	6,030
Other assets and liabilities	3,648	511
Net cash provided by operating activities	89,674	51,931
Cash flows from investing activities:
Additions to property and equipment	(9,784)	(20,169)
Deferred payments to Big Fish Games former equity holders	(959)	—
Investment in joint ventures	(327)	(6,500)
Proceeds from sale of equity investment	6,000	—
Purchases of minority investments	(81)	(273)
Proceeds on sale of property and equipment	67	86
Net cash used in investing activities	(5,084)	(26,856)
Cash flows from financing activities:
Borrowings on bank line of credit	75,620	93,067
Repayments on bank line of credit	(146,218)	(96,509)
Tax refund payments to Big Fish Games equity holders	(11,773)	—
Change in bank overdraft	747	1,845
Payment of dividends	(17,419)	(15,186)
Repurchase of common stock	(4,870)	(7,402)
Common stock issued	—	68
Windfall tax benefit from share-based compensation	2,834	2,630
Loan origination fees	(26)	(103)
Debt issuance costs	—	(1,029)
Net cash used in financing activities	(101,105)	(22,619)
Net (decrease) increase in cash and cash equivalents	(16,515)	2,456
Effect of exchange rate changes on cash	(1,896)	—
Cash and cash equivalents, beginning of period	67,936	44,708
Cash and cash equivalents, end of period	$49,525	$47,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,176	$381
Income taxes	$130	$48
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$15,476	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and consequently do not include all of the disclosures normally required by Generally Accepted Accounting Principles ("GAAP") in the United States of America or those normally made in Churchill Downs Incorporated’s (the “Company”) Annual Report on Form 10-K. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. Certain amounts for the three months ended March 31, 2014 were reclassified to be consistent with current year presentation. There was no impact from these reclassifications on net loss or cash flows.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 57 live thoroughbred racing days during the first quarter of 2015, which compares to 97 live thoroughbred racing days during the first quarter of 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern casino properties.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its casino facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s casino facilities in Louisiana, Florida, Maine and Mississippi. At each of March 31, 2015 and December 31, 2014, the outstanding reward point liabilities were $1.7 million and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended March 31, 2015 and 2014, promotional allowances of $7.1 million and $7.6 million, respectively, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $2.8 million and $2.7 million, respectively. Casino promotional allowances were $4.2 million and $4.7 million, respectively. Racing promotional allowances were $0.1 million for both periods. The estimated cost of providing casino promotional allowances included in operating expenses for the three months ended March 31, 2015 and 2014 totaled $2.0 million and $2.4 million, respectively.
Game Technology and Rights
Game technology and rights are purchased from third-party developers before the games have been produced or launched. The Company pays amounts to these developers as they reach agreed-upon milestones. Once the game is launched, the Company amortizes its game technology and rights on an accelerated basis over the useful life of the game, which is generally one year.
Research and Development
Costs incurred for research and development activities are expensed as incurred. Development costs associated with software to be sold are capitalized when technological feasibility has been established through the date the product is available for general release. At March 31, 2015 and December 31, 2014, there were no material amounts capitalized. For the three months ended March 31, 2015, the Company incurred research and development expenses of $10.2 million within its Big Fish Games, Inc. ("Big Fish Games") segment, which consisted primarily of compensation related expenses.
NOTE 2 — NEW VENTURES & ACQUISITIONS
Big Fish Games
On December 16, 2014, the Company completed the acquisition of Big Fish Games. Big Fish Games, which has locations in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Seattle, Washington, Oakland, California and Luxembourg, employs approximately 580 employees and develops casual games for PCs and mobile devices worldwide. Big Fish Games operates in three business lines: premium paid, casino and casual free-to-play. The Company acquired Big Fish Games to leverage its casino and casual game experience and assembled workforce, and to position itself in the mobile and online game industry. The Company financed the acquisition with borrowings under its Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) and the addition of a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility.
The purchase price consideration was $838.3 million, composed of $401.7 million in cash, a deferred payment to the founder of Big Fish Games of $85.3 million, payable over three years and recorded at fair value of $78.0 million as of the acquisition date, an estimated payable to the Big Fish Games equity holders related to an income tax refund of $18.1 million and $15.8 million payable in 157,115 shares of the common stock of the Company. In addition, the Company may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones of Big Fish Games through December 31, 2015 and is limited to a maximum of $350 million based on achievement of certain non-GAAP earnings targets before interest and tax. The estimated fair value of the earnout liability at the acquisition date was $324.7 million. The Company estimated the fair value of the deferred payment and the earnout liability using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on the Company’s cost of debt. The cost of debt as of the closing date was based on the observed market yields of the Company’s Senior Unsecured Notes issued in December of 2013 and was adjusted for the difference in seniority and term of the deferred payment and the earnout liability. See Note 7 for further discussion of the fair value measurement of the deferred payment and the earnout liability.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary areas of the preliminary valuation that were not finalized at December 31, 2014 related to the fair value of amounts for income taxes, adjustments to working capital, and the final amount of residual goodwill.
During the three months ended March 31, 2015, the Company obtained additional information to assist it in determining the values of the liabilities assumed at the acquisition date and changes which occurred during the measurement period. A measurement period adjustment was recorded related to estimated payroll taxes associated with the earnout liability. The Company retroactively adjusted the December 31, 2014 Condensed Consolidated Balance Sheet by increasing deferred income taxes by $0.8 million, increasing goodwill by $1.4 million and increasing accrued expenses by $2.2 million. In addition, the Company made deferred payments of $12.7 million to Big Fish Games former equity holders for the receipt of a federal income tax refund and working capital adjustments related to the acquisition.
The following table summarizes (in thousands) the current fair value of the assets acquired and liabilities assumed, net of cash acquired of $34.7 million, at the date of acquisition.

Total
Accounts receivable	$19,274
Income taxes receivable	18,087
Prepaid expenses	9,727
Deferred income taxes	1,708
Other assets	1,780
Property and equipment	14,632
Goodwill	540,331
Other intangible assets	362,863
Total assets acquired	968,402
Accounts payable	9,064
Accrued expenses	19,217
Income taxes payable	210
Deferred revenue	37,250
Deferred income taxes	96,182
Other liabilities	2,821
Total liabilities acquired	164,744
Purchase price, net of cash acquired	$803,658

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2015, Big Fish Games contributed revenues of $91.9 million and loss from continuing operations before provision for income taxes of $5.8 million.
Pro Forma
The following table illustrates the effect on net revenues, earnings from continuing operations and earnings from continuing operations per common share as if the Company had acquired Big Fish Games as of the beginning of 2014. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of Big Fish Games been consummated at the beginning of 2014 (in thousands):

Three Months Ended March 31,
2014
Net revenues	$241,462
Loss from continuing operations	$(1,638)
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which will own Saratoga Casino and Raceway in Saratoga Springs, NY; Saratoga Harness Racing, Inc.'s ("SHRI") controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado; SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs, New York; its interest in the proposed Capital View Casino & Resort in East Greenbush, New York; and SHRI's interest in a joint venture with Rush Street Gaming to build the proposed Hudson Valley Casino and Resort in Newburgh, New York.
In addition, the Company signed a five-year management agreement pursuant to which it will manage Saratoga Casino and Raceway and Saratoga Casino Black Hawk. Both the funding of the equity investment and the commencement of the management agreement are subject to regulatory approval and licensing requirements in New York and Colorado.
NOTE 3 — NATURAL DISASTERS
On April 28, 2012, a hailstorm caused damage to portions of Louisville, Kentucky including Churchill Downs Racetrack ("Churchill Downs") and its separate training facility known as Trackside Louisville. Both locations sustained damage to their stable areas as well as damages to administrative offices and several other structures. The Company carries property and casualty insurance, subject to a $0.5 million deductible. During 2012 and 2013, the Company received partial payments for the claim from its insurance carriers. During the three months ended March 31, 2014, the Company received final proceeds of $0.4 million, which it recognized as insurance recoveries, net of losses as a component of operating income. The insurance claims for this event have been finalized, and the Company does not expect to receive additional funds from this claim.
NOTE 4 — INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
Miami Valley Gaming Joint Venture
During March 2012, the Company entered into a 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) to develop a new harness racetrack and video lottery terminal (“VLT”) casino facility in Lebanon, Ohio. Through the joint venture agreement, the Company and DNC formed a new company, Miami Valley Gaming, LLC (“MVG”), to manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT casino facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of casino operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot casino facility with approximately 1,570 VLTs. MVG invested $204.6 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets	$22,466	$24,943
Property and equipment, net	128,418	130,868
Other assets, net	105,059	105,059
Total assets	$255,943	$260,870

Liabilities and Members' Equity
Current liabilities	$15,231	$16,775
Current portion of long-term debt	8,332	8,332
Long-term debt, excluding current portion	25,094	26,584
Other liabilities	75	83
Members' equity	207,211	209,096
Total liabilities and members' equity	$255,943	$260,870
The joint venture's long-term debt consists of a $50.0 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate for which it has funded $10.4 million in principal repayments. During the three months ended March 31, 2015, the Company received distributions from MVG totaling $3.5 million.

	Three Months Ended March 31,
	2015	2014
Casino revenue	$32,044	$31,163
Non-casino revenue	1,957	1,631
Net revenues	34,001	32,794
Operating and SG&A expenses	24,634	24,211
Depreciation & amortization expenses	3,144	3,367
Pre-opening expenses	—	54
Operating income	6,223	5,162
Interest (expense) income, net	(1,108)	(1,080)
Net income	$5,115	$4,082
The Company's 50% share of MVG's results has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Equity in gains of unconsolidated investments	$2,558	$2,041
NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 45% and 38%, respectively. The effective tax rate for the three months ended March 31, 2015 was greater than the Federal statutory rate due to expenses associated with the revaluation of liabilities associated with the purchase of Big Fish Games, state and local income tax expense and certain expenses that were not deductible for tax purposes. These additional tax expenses were partially mitigated by the manufacturing deduction that will be available associated with the development of social games by Big Fish Games.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the three months ended March 31, 2015, the Company recorded $0.1 million interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $3.0 million as of March 31, 2015. If these benefits had been recognized, there would have been a $1.6 million decrease to annual income tax expense. $1.1 million of the uncertain tax positions were related to issues that existed prior to the acquisition of Big

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fish Games, and to the extent that these liabilities are incurred, they would be reimbursed by the pre-acquisition shareholders of Big Fish Games, in conjunction with a tax indemnity agreement.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over its state income tax apportionment methodology, which was recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however, the State of Illinois has taken a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company does not expect this issue to have a material adverse effect on its business, financial condition and results of operations.
NOTE 6 — GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TEST
In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment and ASU No. 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, the Company completed the required annual impairment tests of goodwill and indefinite-lived intangible assets as of March 31, 2015, and no adjustment to the carrying value of goodwill or indefinite-lived intangible assets was required. The Company assessed its goodwill and indefinite-lived intangible assets by performing its step one fair value calculations on a quantitative basis for each of its reporting units and indefinite-lived intangible assets. The Company concluded that the fair values of its reporting units and indefinite-lived intangible assets exceeded their carrying value and therefore step two of the assessment was not required. Goodwill and definite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	Big Fish Games	Casinos	TwinSpires	Racing	Other Investments	Total
Goodwill as of December 31, 2014	$540,331	$117,659	$127,364	$51,659	$3,934	$840,947
Adjustments	—	—	—	—	—	—
Goodwill as of March 31, 2015	$540,331	$117,659	$127,364	$51,659	$3,934	$840,947

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$238,865	$(61,476)	$177,389	$238,865	$(47,236)	$191,629
Indefinite-lived intangible assets	358,343	—	358,343	358,343	—	358,343
Total	$597,208	$(61,476)	$535,732	$597,208	$(47,236)	$549,972
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present the Company’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3
Cash equivalents and restricted cash	$21,100	$—	$—
Big Fish Games deferred payments	—	—	80,400
Big Fish Games earnout liability	—	—	332,600
Senior unsecured notes	—	305,250	—
Bluff contingent consideration liability	—	—	2,331
Total	$21,100	$305,250	$415,331

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3
Cash equivalents and restricted cash	$27,464	$—	$—
Big Fish Games deferred payments	—	—	78,800
Big Fish Games earnout liability	—	—	327,800
Senior unsecured notes	—	299,250	—
Bluff contingent consideration liability	—	—	2,331
Total	$27,464	$299,250	$408,931
The following table presents the change in fair value of the Company's level 3 liabilities during the three months ended March 31, 2015 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balance as of December 31, 2014	$78,800	$327,800	$2,331	$408,931
Change in fair value	1,600	4,800	—	6,400
Balance as of March 31, 2015	$80,400	$332,600	$2,331	$415,331
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation for Bluff which permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in the Company's Consolidated Statements of Comprehensive Loss.
The Company estimated the fair value of the Big Fish Games deferred payment and earnout liability as of March 31, 2015 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate based on the Company’s cost of debt.  The cost of debt was based on the observed market yields of the Company's Senior Unsecured Notes issued in December of 2013 and represents a Level 3 fair value measurement and was adjusted for the difference in seniority and term of the deferred payment and earnout liability.  The change in fair values of the Big Fish Games deferred payment and earnout liability of $6.4 million during the three months ended March 31, 2015 was recorded as acquisition related charges in the Consolidated Statements of Comprehensive Loss. Changes to the Company's cost of debt could lead to a different fair value estimate for the deferred payment and earnout liability.
The Company's $300 million par value Senior Unsecured Notes represent a Level 2 fair value measurement. The fair value of the Senior Unsecured Notes is disclosed based on unadjusted quoted prices for similar liabilities in markets that are not active.
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
During the three months ended March 31, 2015, the Company did not measure any assets at fair value on a non-recurring basis.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2015, Grantees and certain Big Fish Games employees received approximately 131,000 restricted shares of the Company's common stock vesting over service periods ranging from seven months to three years. During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days.
During the years ended December 31, 2014 and 2013, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 239,500 restricted shares. During the three months ended March 31, 2015, the Company's closing stock price achieved the stock price requirement for the final 84,500 restricted shares.
During the three months ended March 31, 2015, the Company recognized $1.8 million of compensation expense included in selling general and administrative expenses related to service period awards under the New Company LTIP, which includes compensation expense for the Big Fish Games employee grant. As of March 31, 2015, unrecognized compensation expense attributable to unvested service period awards was $13.6 million. The weighted average period over which the Company expects to recognize the remaining compensation expense under service period awards approximates 20 months at March 31, 2015. There is no remaining unrecognized expense under the market condition awards.
NOTE 9 — LOSS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the loss per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Numerator basic and diluted loss per common share	$(1,558)	$(700)
Denominator basic and diluted net loss per common share	17,268	17,419

Loss per common share:
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)
Options to purchase 0.4 million and 0.5 million shares and participating securities for the three months ended March 31, 2015 and 2014, respectively were excluded from the computation of diluted loss per common shares since their effect was anti-dilutive because of the net loss from continuing operations for the period.
NOTE 10 — SEGMENT INFORMATION
The Company operates in the following five segments: (1) Big Fish Games; (2) Casinos, which includes video poker and casino operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford Casino (“Oxford”), Riverwalk Casino Hotel ("Riverwalk") and Video Services, LLC (“VSI”); (3) TwinSpires, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services and Velocity, a business focused on high wagering-volume international customers, as well as the Company's equity investment in HRTV, LLC, prior to its sale during January 2015; (4) Racing, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its ten off-track betting facilities ("OTBs"), and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; and (5) Other Investments, which includes United Tote, Bluff and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
In order to evaluate the performance of these operating segments internally, the Company's chief operating decision maker uses Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. The Company utilizes the Adjusted EBITDA metric because it believes the inclusion

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or exclusion of certain recurring and non-recurring items is necessary to provide a more accurate measure of its core operating results and enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.
The table below presents information about the reported segments for the three months ended March 31, 2015 and 2014 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues from external customers:
Big Fish Games	$91,903	$—
Casinos:
Calder Casino	20,379	20,583
Fair Grounds Slots	11,482	11,784
VSI	9,184	8,754
Harlow's Casino	13,680	14,451
Oxford Casino	17,503	17,519
Riverwalk Casino	13,187	13,295
Total Casinos	85,415	86,386
TwinSpires	45,315	46,084
Racing:
Churchill Downs	2,008	2,142
Arlington	5,812	6,122
Calder	674	8,024
Fair Grounds	15,944	14,291
Total Racing	24,438	30,579
Other Investments	3,605	3,837
Corporate	234	255
Net revenues from external customers	$250,910	$167,141
Intercompany net revenues:
TwinSpires	$297	$230
Racing:
Churchill Downs	233	228
Arlington	958	1,017
Calder	—	356
Fair Grounds	858	732
Total Racing	2,049	2,333
Other Investments	795	898
Eliminations	(3,141)	(3,461)
Net revenues	$—	$—
Reconciliation of segment Adjusted EBITDA to net loss:
Big Fish Games	$20,026	$—
Casinos	28,787	27,251
TwinSpires	11,190	9,950
Racing	(9,197)	(10,250)
Other Investments	(668)	(1,353)
Total segment Adjusted EBITDA	50,138	25,598
Corporate Adjusted EBITDA	(1,867)	(1,106)
Insurance recoveries, net of losses	—	431
Big Fish Games acquisition charges	(6,400)	—
Big Fish Games changes in deferred revenue	(12,876)	—
Share-based compensation	(2,723)	(5,241)
Pre-opening costs	—	(27)
MVG interest expense, net	(554)	(540)
Other charges and recoveries	6,138	—
Depreciation and amortization	(27,407)	(15,284)
Interest (expense) income, net	(7,266)	(4,969)
Income tax benefit	1,259	438
Loss from continuing operations	(1,558)	(700)
Foreign currency translation, net of ($328) tax effected	(387)	—
Comprehensive loss	$(1,945)	$(700)
The table below presents equity in earnings of unconsolidated investments included in the Company’s reported segments for the three months ended March 31, 2015 and 2014 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Casinos	$2,558	$2,041
TwinSpires	—	220
Other Investments	390	29
	$2,948	$2,290
The table below presents total assets for the reported segments (in thousands):

	March 31, 2015	December 31, 2014
Total assets:
Big Fish Games	$1,018,086	$1,009,668
Casinos	616,201	621,240
TwinSpires	183,175	182,322
Racing	455,079	518,517
Other Investments	29,829	30,757
	$2,302,370	$2,362,504
The table below presents total capital expenditures for the reported segments for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Capital expenditures:
Big Fish Games	$1,163	$—
Casinos	4,261	2,250
TwinSpires	943	1,592
Racing	3,264	14,037
Other Investments	153	2,290
	$9,784	$20,169
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
Big Fish Casino
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino).  This litigation was just filed, and Plaintiff, through counsel, did not specify or claim a specific amount of damages in the Complaint. Therefore, the Company is unable to reasonably estimate the magnitude of any settlement or potential damages. As a result, the Company does not, at this time, know the extent to which, if at all, this litigation will have a material impact on its business or financial results.
Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. Oral arguments on the parties’ Motions for Summary Judgment occurred on March 5, 2015. The Company is currently awaiting a ruling by the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance cost to be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred asset. The new standard will become effective for annual fiscal periods beginning after December 15, 2015. The Company does not expect adoption to have a material impact on the Company's business, financial condition or results of operations.
In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is assessing the impact of the new accounting guidance and cannot currently estimate the financial statement impact of adoption.
NOTE 13 — CALDER RACING
On July 1, 2014, the Company finalized an agreement with The Stronach Group (“TSG”) under which TSG operates, at TSG’s expense, live racing and maintains certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, involves a lease to TSG of Calder’s racetrack and certain other racing and training facilities. TSG operates live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements and maintains the racing and training facilities at Calder on a year-round basis. Furthermore, TSG is responsible for substantially all of the direct and indirect costs associated with these activities and receives the associated revenues. The Company continues to own and operate the Calder Casino.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the agreement with TSG, Calder recognized accelerated depreciation expense of approximately $2.4 million during the year ended December 31, 2014 primarily related to Calder's barns, which were not expected to be utilized subsequent to December 31, 2014. During the three months ended March 31, 2015, the Company continued its assessment of potential alternative uses of its Calder facility not associated with the lease agreement, and as a result, Calder commenced the demolition of its barns not associated with the TSG agreement. Calder expects to fund and capitalize approximately $0.8 million in expenditures during 2015 for construction costs to remove the barns and to prepare the stable area for alternate future uses.
NOTE 14 — HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations during 2014, the Company modified its HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company's interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of the ownership interest. The Company recorded a gain of $5.8 million in its Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Loss.

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include: the effect of global economic conditions, including any disruptions in the credit markets; a decrease in consumers’ discretionary income; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the impact of increasing insurance costs; the impact of interest rate fluctuations; maintaining favorable relationships we have with third-party mobile platforms, the inability to secure new content from third-party developers on favorable terms, keeping our games free from programming errors or flaws, the effect if smart phone and tablet usage does not continue to increase; the financial performance of our racing operations; the impact of casino competition (including lotteries, online gaming and riverboat, cruise ship and land-based casinos) and other sports and entertainment options in the markets in which we operate; our ability to maintain racing and gaming licenses to conduct our businesses; the impact of live racing day competition with other Kentucky, Illinois, Louisiana or Ohio racetracks within those respective markets; the impact of higher purses and other incentives in states that compete with our racetracks; costs associated with our efforts in support of alternative gaming initiatives; costs associated with customer relationship management initiatives; a substantial change in law or regulations affecting pari-mutuel or casino activities; a substantial change in allocation of live racing days; changes in Kentucky, Illinois or Louisiana law or regulations that impact revenues or costs of racing in those states; the presence of wagering and casino operations at other states’ racetracks and casinos near our operations; our continued ability to effectively compete for the country’s horses and trainers necessary to achieve full field horse races; our continued ability to grow our share of the interstate simulcast market and obtain the consents of horsemen’s groups to interstate simulcasting; our ability to enter into agreements with other industry constituents for the purchase and sale of racing content for wagering purposes; our ability to execute our acquisition strategy and to complete or successfully operate acquisitions and planned expansion projects including the effect of required payments in the event we are unable to complete acquisitions; our ability to successfully complete any divestiture transaction; market reaction to our expansion projects; the inability of our totalisator company, United Tote, to maintain its processes accurately, keep its technology current or maintain its significant customers; our accountability for environmental contamination; the ability of Big Fish Games or TwinSpires to prevent security breaches within their online technologies; the loss of key personnel; the impact of natural and other disasters on our operations and our ability to obtain insurance recoveries in respect of such losses (including losses related to business interruption); our ability to integrate any businesses we acquire into our existing operations, including our ability to maintain revenues at historic or anticipated levels and achieve anticipated cost savings; the impact of wagering laws, including changes in laws or enforcement of those laws by regulatory agencies; the outcome of pending or threatened litigation; changes in our relationships with horsemen’s groups and their memberships; our ability to reach agreement with horsemen’s groups on future purse and other agreements (including, without limitation, agreements on sharing of revenues from casinos and advance deposit wagering); the effect of claims of third parties to intellectual property rights; and the volatility of our stock price.
You should read this discussion in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 for further information, including Part I – Item 1A, "Risk Factors" of our Form 10-K for a discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview
We are one of the world's largest producers and distributors of online and mobile casual games. We are also a diversified provider of casino gaming, online account wagering on horseracing and pari-mutuel horseracing.
We operate in five operating segments as follows:

1.	Big Fish Games, Inc ("Big Fish Games"), which:

•
Is headquartered in Seattle, Washington with locations in Oakland, California and Luxembourg, which we acquired on December 16, 2014. Big Fish Games is a producer of premium paid, casual free-to-play and casino-style games for PCs and mobile devices.

2.	Casinos, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which operates approximately 860 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates approximately 680 slot machines, 16 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 760 slot machines, 13 table games, a five story, 105-room attached hotel and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder, which operates approximately 1,100 slot machines. Results for the three months ended March 31, 2014 included a poker room operation branded “Studz Poker Club,” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 710 video poker machines in Louisiana; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio, which opened December 12, 2013. MVG has approximately 1,570 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	TwinSpires, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers; and

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry.

4.	Racing, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder Race Course (“Calder”), a thoroughbred racing operation in Miami Gardens, Florida which ceased pari-mutuel operations on July 1, 2014; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

5.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand and publishing company; and

•	Our other minor investments.

In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses.  Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period.  Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values.  Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG. We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner.
During the three months ended March 31, 2015, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 5.2%, compared to the same period of 2014. TwinSpires handle increased $2.3 million, or 1.1%, during the three months ended March 31, 2015, compared to the same period in 2014. Pari-mutuel handle from our Racing segment decreased 22.4% during the three months ended March 31, 2015, compared to the same period of 2014 primarily due to the cessation of pari-mutuel operations at Calder on July 1, 2014.
Revenues and earnings associated primarily with our Racing segment are seasonal in nature. Therefore, Racing revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 57 live thoroughbred racing days during the first quarter of 2015, which compares to 97 live thoroughbred racing days during the first quarter of 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, Casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of March 31, 2015, there was $289.9 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
HRTV Equity Investment Divestiture
As part of an agreement with The Stronach Group ("TSG") related to the cessation of Calder pari-mutuel operations, we modified our HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company’s interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of our ownership interest. We recorded a gain of $5.8 million during January 2015 from the sale of our remaining investment in HRTV in our Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Loss.
Calder Racing
On July 1, 2014, we finalized an agreement with The Stronach Group (“TSG”) under which TSG operates, at TSG’s expense, live racing and maintains certain facilities used for racing and training at Calder. The agreement, which expires on December 31, 2020, involves a lease to TSG of Calder’s racetrack and certain other racing and training facilities. TSG operates live horse racing at Calder, under Calder’s racing permits, in compliance with all applicable laws and licensing requirements and maintains the racing and training facilities at Calder on a year-round basis. Furthermore, TSG is responsible for substantially all of the direct and indirect costs associated with these activities and receives the associated revenues. We continue to own and operate the Calder Casino.
As a result of the agreement with TSG, we recognized accelerated depreciation expense of approximately $2.4 million during the year ended December 31, 2014 primarily related to Calder's barns, which were not expected to be utilized subsequent to December 31, 2014. During the three months ended March 31, 2015, we continued our assessment of potential alternative uses of the Calder facility not associated with the lease agreement, and as a result, we commenced the demolition of our barns not required under the TSG agreement. We expect to fund and capitalize approximately $0.8 million in expenditures during 2015 for construction costs to remove the barns and prepare the stable areas for alternate future uses.
Legislative and Regulatory Changes
Kentucky
Expanded Gaming Legislation

On February 13, 2015, Senate Bill 199, a proposed constitutional amendment to allow the Kentucky legislature to authorize gaming expansion in the state by general law, was filed for consideration. On February 5, 2015, House Bill 300, a constitutional amendment authorizing casino gaming in Kentucky, was introduced. The amendment would have allowed for six casinos in the state to be approved by local referendum and limited to counties with populations of at least 85,000, and authorized the Kentucky Lottery Corporation to regulate and to operate casino facilities. The 2015 session ended without consideration of any legislation related to gaming expansion in Kentucky. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
Sweepstakes Cafes
On March 23, 2015 the Governor of Kentucky signed Senate Bill 28 effectively prohibiting Internet cafes from operating in the state. The bill became effective immediately upon becoming law.
Illinois
Expanded Gaming Legislation
On March 27, 2015, House Bill 2939 and House Bill 3564 were filed in the Illinois legislature. House Bill 2939 would authorize a state owned Chicago casino with 4,000 to 12,000 gaming positions. House Bill 3564 proposes to authorize five new casinos, a Chicago casino and electronic gaming at all Illinois racetracks except Fairmount Park Racetrack. Cook County racetracks would be authorized to operate 600 positions, while certain other racetracks would be authorized for 450 positions. If enacted, the legislation could have a material effect on our business, financial condition and results of operations.
Ohio
Video Lottery Sales
In April 2015, State Bill 140 was introduced which would remove the ability of a video lottery sales agent, such as our joint venture investment in MVG, to offer promotional play unless specific criteria are met. Under the terms of the bill, in order for a video lottery sales agent to offer promotional play, the agent must have at least 90% of the statutorily allocated video lottery terminals on the gaming floor and the agent must generate at least $165 million in revenue. If the agent meets the both criteria, not only will they qualify to offer up to $5 million of promotional play, the agent may offer expanded types of video lottery games. If enacted, we expect the legislation to have a material impact on our business, financial condition and results of operation.
Florida
Expanded Gaming
On March 2, 2015, House Bill 1233 was filed for consideration during the 2015 legislative session. House Bill 1233 would provide that all outstanding, dormant pari-mutuel wagering permits revert to the state, prohibit the portability of pari-mutuel permits, allow for the decoupling of dog tracks, allow existing slot machine facilities to be open continuously, place a moratorium on the issuance of new gaming permits, provide for slot machines at pari-mutuel operations in Palm Beach and Lee counties, if their authorization is exempted in the Compact, and permit Miami Dade and Broward counties to conduct a referendum related to destination resort locations. At this time it is difficult to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
On April 3, 2015 proposed Senate Bill 7088 was filed for consideration. The bill would extend a provision of the Seminole Compact allowing the Tribe to exclusively offer banked card games, allow for the decoupling of all slot machine licensees in the state and grant slot machines to pari-mutuel operations in Palm Beach and Lee counties for an extension of one year, to end on July 31,2016. At this time it is difficult to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
Maine
Expanded Gaming
In April 2015, legislation was filed for consideration that would expand gaming locations in the state and allow for entities such as Native American tribes and a harness track located in Southern Maine to operate casino facilities. Should gaming expansion occur in Maine it could negatively impact our business, financial condition and results of operations.
New York
Gaming Legislation
During 2012, the Governor of New York and legislative leaders agreed to legalize casino gaming and seek an amendment to the state constitution that would authorize such gaming and, during 2013, New York voters approved a constitutional amendment authorizing up to seven casinos in the state. On May 13, 2014, we entered into a 50% joint venture with SHRI to bid on the development, construction and operation of the Capital View Casino & Resort located in the Capital Region near Albany, New York. On December 17, 2014, the Gaming Facility Location Board (the "Location Board") announced the award of three casino licenses in the state and awarded the Capital Region license to another bidder, but it did not award a fourth available license in the Southern Region. In December 2014, the Governor of New York appealed to the Location Board to reconsider awarding the fourth license in the state. During January 2015, the Location Board reopened the bidding process for casino license applications for the fourth license. At this time it is unknown if, or when, the fourth casino license will be awarded. An expansion of gaming in New York includes incentives for the horse racing industry. At this time it is difficult to determine the impact casino gaming could have on our business, financial condition and results of operations.
The New York state budget was approved in April 2015 and included a provision authorizing the expansion of video lottery terminal games at six racetracks, including Saratoga Casino and Raceway. Specifically, the measure will allow racetracks to add electronic blackjack and poker games under the classification of games of chance and not skill. We expect approval of the legislation to result in a favorable impact to our business, financial condition and results of operation.
California
Internet Poker
In February 2015, Senate Bill 278 and Assembly Bill 431 were introduced. The identical bills would authorize Internet poker in the state and direct the Gambling Control Commission, in consultation with the Department of Justice, to establish regulations governing the operation of Internet poker in California. The potential effect of Senate Bill 278 or Assembly Bill 431 on our business, financial condition and results of operations cannot be determined at this time.
Louisiana
Smoking Ban
On January 22, 2015, the New Orleans City Council approved a smoking ban in bars and other public places, including casinos, in Orleans Parrish which took effect on April 22, 2015. The smoking ban is expected to have a negative impact on our business, financial condition and results of operations.
On March 24, 2015 legislation was filed that will direct all revenue from unclaimed pari-mutuel wagering tickets and electronic gaming jackpots to a crime victims reparations fund to help pay for medical related expenses of sexual assault victims. Should this legislation pass, it could have a negative impact on our business, financial condition and results of operations.
Pennsylvania
Internet Poker
During 2015, House Bill 649 and House Bill 695 authorizing Internet poker in Pennsylvania were introduced for consideration during the 2015 legislative session and would authorize existing Pennsylvania casinos to offer Internet poker, require a license fee of $5 million, establish a 14% tax on gross gaming revenues and permit the state to enter into interactive gaming agreements with other jurisdictions. The potential impact of this legislation on our business, financial condition and results of operation cannot be determined at this time.
On April 7, 2015, House Bill 920, was introduced and would allow existing casinos to offer Internet gaming on casino style games, establish a $5 million licensing fee, institute a 28% tax rate on gross gaming revenue and allow the state to enter into interstate compacts or reciprocal agreements with other jurisdictions. The potential impact of the legislation on our business, financial condition and results of operation cannot be determined at this time.

RESULTS OF CONTINUING OPERATIONS
Big Fish Games Activity
The following table sets forth, for the periods indicated, statistical Big Fish Games information (in thousands):

	Three Months Ended March 31,		Change
	2015	2014 (1)	$	%
Bookings
Casino	$49,293	$—	$49,293	F
Casual F2P	27,028	—	27,028	F
Premium	28,458	—	28,458	F
Total Bookings	$104,779	$—	$104,779	F

Revenue
Casino	$49,603	$—	$49,603	F
Casual F2P	18,973	—	18,973	F
Premium	23,327	—	23,327	F
Total Revenue	$91,903	$—	$91,903	F
Change in Deferred Revenue	12,876	—	12,876	F
Total Bookings	$104,779	$—	$104,779	F

NM: not meaningful U:>100% unfavorable F:>100% favorable
(1) On December 16, 2014, we completed the acquisition of Big Fish Games, therefore the results of Big Fish Games are not included for the three months ended March 31, 2014.

Casino Activity
The following table sets forth, for the periods indicated, statistical casino information (in thousands, except for average daily information):

	Three Months Ended March 31,		Change
	2015	2014 (1)	$	%
Calder Casino
Net casino revenues	$19,596	$19,849	$(253)	(1)%
Slot handle	$262,381	$254,667	$7,714	3%
Net slot revenues	$19,616	$19,486	$130	1%
Average daily net win per slot machine	$198	$191	$7	4%
Average daily number of slot machines	1,103	1,133	(30)	(3)%
Average daily poker revenue (1)	$—	$3,880	$(3,880)	(100)%
Fair Grounds Slots and Video Poker
Net casino revenues	$21,138	$20,334	$804	4%
Slot handle	$123,820	$122,009	$1,811	1%
Net slot revenues	$11,818	$11,457	$361	3%
Average daily net win per slot machine	$212	$205	$7	3%
Average daily number of slot machines	620	620	—	—%
Average daily video poker revenue	$104,362	$99,144	$5,218	5%
Average daily net win per video poker machine	$147	$128	$19	15%
Average daily number of video poker machines	708	772	(64)	(8)%
Oxford Casino
Net casino revenues	$16,613	$16,668	$(55)	—%
Slot handle	$158,358	$149,084	$9,274	6%
Net slot revenues	$13,236	$13,125	$111	1%
Average daily net win per slot machine	$171	$170	$1	1%
Average daily number of slot machines	858	858	—	—%
Average daily net win per table	$1,430	$1,570	$(140)	(9)%
Average daily number of tables	26	25	1	4%
(continued on next page)

	Three Months Ended March 31,		Change
	2015	2014 (1)	$	%
Harlow's Casino
Net casino revenues	$13,063	$13,757	$(694)	(5)%
Slot handle	$152,155	$154,389	$(2,234)	(1)%
Net slot revenues	$11,930	$12,615	$(685)	(5)%
Average daily net win per slot machine	$175	$188	$(13)	(7)%
Average daily number of slot machines	759	746	13	2%
Average daily net win per table	$1,020	$979	$41	4%
Average daily number of tables	13	13	—	—%
Riverwalk Casino
Net casino revenues	$12,498	$12,568	$(70)	(1)%
Slot handle	$136,542	$133,379	$3,163	2%
Net slot revenues	$11,269	$11,563	$(294)	(3)%
Average daily net win per slot machine	$185	$184	$1	1%
Average daily number of slot machines	676	697	(21)	(3)%
Average daily net win per table	$910	$775	$135	17%
Average daily number of tables	16	15	1	7%
Total
Net casino revenues	$82,908	$83,176	$(268)	—%

(1)	On June 30, 2014, Calder Casino ceased operations of its poker room.

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Racing and TwinSpires Operations:
Churchill Downs
Total handle	$9,259	$10,093	$(834)	(8)%
Net pari-mutuel revenues	$1,699	$1,745	$(46)	(3)%
Commission %	18.3%	17.3%
Arlington
Total handle	$44,000	$48,246	$(4,246)	(9)%
Net pari-mutuel revenues	$6,476	$6,922	$(446)	(6)%
Commission %	14.7%	14.3%
Calder (1)
Total handle	$—	$76,553	$(76,553)	(100)%
Net pari-mutuel revenues	$9	$7,665	$(7,656)	(100)%
Commission %	—%	10.0%
Fair Grounds
Total handle	$172,294	$155,861	$16,433	11%
Net pari-mutuel revenues	$13,235	$12,277	$958	8%
Commission %	7.7%	7.9%
Total Racing:
Total handle	$225,553	$290,753	$(65,200)	(22)%
Net pari-mutuel revenues	$21,419	$28,609	$(7,190)	(25)%
Commission %	9.5%	9.8%
TwinSpires (2)
Total handle	$214,098	$211,793	$2,305	1%
Net pari-mutuel revenues	$41,308	$40,693	$615	2%
Commission %	19.3%	19.2%
Eliminations (3)
Total handle	$(14,214)	$(17,209)	$2,995	(17)%
Net pari-mutuel revenues	$(1,959)	$(2,333)	$374	(16)%
Total:
Handle	$425,437	$485,337	$(59,900)	(12)%
Net pari-mutuel revenues	$60,768	$66,969	$(6,201)	(9)%
Commission %	14.3%	13.8%
The pari-mutuel activity above is subject to the following information:

(1)	Calder ceased pari-mutuel operations on July 1, 2014.

(2)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the TwinSpires.

(3)	Eliminations include the elimination of intersegment transactions.

Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Number of thoroughbred live race days	57	97	(40)	(41)%
Net revenues:
Big Fish Games	$91,903	$—	$91,903	F
Casinos	85,415	86,386	(971)	(1)%
TwinSpires	45,315	46,084	(769)	(2)%
Racing	24,438	30,579	(6,141)	(20)%
Other	3,839	4,092	(253)	(6)%
Total net revenues	$250,910	$167,141	$83,769	50%
Operating (loss) income	$(4,128)	$1,566	$(5,694)	U
Operating (loss) income margin	(1.6)%	0.9%
Loss from continuing operations	$(1,558)	$(700)	$(858)	U
Diluted loss from continuing operations per common share	$(0.09)	$(0.04)	$(0.05)	U
Our total net revenues increased $83.8 million during the three months ended March 31, 2015 from the increase in revenues of $91.9 million from Big Fish Games, which was acquired on December 16, 2014.  Casino revenues decreased $1.0 million as declines in visitation at several properties attributable to enhanced local competition more than offset favorability at other locations, which we believe was driven by improving regional economic factors and favorable weather conditions, as compared to the prior period. TwinSpires revenues decreased $0.8 million as the loss of a third-party customer service contract more than offset a 1.1% increase in handle during the three months ended March 31, 2015. Revenues generated by Racing decreased $6.1 million primarily due to the cessation of Calder's pari-mutuel operations on July 1, 2014, which accounted for a loss of 39 thoroughbred live race days as compared to the prior year. Other revenues declined $0.3 million primarily due to the cessation of the print edition of BLUFF Magazine during January 2015.
Our operating income decreased $5.7 million due to non-cash acquisition related charges of $6.4 million associated with fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities. In addition, depreciation and amortization expense increased $12.6 million due to the impact of the Big Fish Games acquisition. Partially offsetting these expenses were improvements in operating income for our Casinos, TwinSpires and Racing segments. For the three months ended March 31, 2015, our loss from continuing operations was favorable to our operating loss due to the recognition of a gain of $5.8 million from the sale of our remaining investment in HRTV and improvements at MVG. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Purses & pari-mutuel taxes	$17,671	$21,468	$(3,797)	(18)%
Casino taxes	21,712	21,656	56	—%
Depreciation and amortization	27,407	15,284	12,123	79%
Other operating expenses	150,044	86,133	63,911	74%
Research and development expenses	10,232	—	10,232	U
Selling, general and administrative expenses	21,572	21,465	107	—%
Acquisition related charges	6,400	—	6,400	U
Insurance recoveries, net of losses	—	(431)	431	(100)%
Total expenses	$255,038	$165,575	$89,463	54%
Percent of revenue	102%	99%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $63.9 million, reflecting $69.4 million in operating expenses incurred by Big Fish Games during the three months ended March 31, 2015. Deferred compensation expense increased $0.7 million, which was attributable to the increase in the Company's stock price during the period. Partially offsetting these increases was a decline of $4.5 million in pari-mutuel expenses at Calder due to the conclusion of pari-mutuel operations on July 1, 2014. Furthermore, in response to moderating revenue growth, we reduced salaries and contract labor across our segments by $1.2 million. Finally, contract service expense decreased $0.8 million for the three months ended March 31, 2015, due to the cancellation of a TwinSpires' third-party service agreement during the fourth quarter of 2014.

•
Depreciation and amortization expense increased $12.1 million during the three months ended March 31, 2015 driven by additional expenses of $12.8 million associated with the Big Fish Games acquisition. Partially offsetting this increase was lower depreciation expense of $0.7 million at Calder from the cessation of pari-mutuel operations and the acceleration of depreciation on certain racing assets during 2014.

•	Research and development expenses increased $10.2 million and consist primarily of compensation related expenditures at Big Fish Games.

•
Purses and pari-mutuel taxes decreased $3.8 million during the three months ended March 31, 2015 as Calder incurred lower expenses of $3.8 million due to the conclusion of its pari-mutuel operations on July 1, 2014.

•
Acquisition related charges consist of non-cash fair value adjustments of $6.4 million associated with the change in the fair value of the Big Fish Games earnout and deferred founder liabilities during the three months ended March 31, 2015.

•
Selling, general and administrative expenses increased $0.1 million during the three months ended March 31, 2015. Big Fish Games incurred $4.4 million in expenses during the period. Offsetting this amount were reductions in share-based compensation of $2.7 million, corporate expenses for legislative issues of $0.8 million, employee-related restructuring actions of $0.6 million and lower legal expenditures of $0.2 million as compared to the three months ended March 31, 2014.

Other Income (Expense) and Income Tax Benefit
The following table is a summary of our other income (expense) and income tax benefit (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Interest income	$218	$4	$214	F
Interest expense	(7,484)	(4,973)	(2,511)	(50)%
Equity in earnings of unconsolidated investments	2,948	2,290	658	29%
Gain on sale of equity investment	5,817	—	5,817	F
Miscellaneous, net	(188)	(25)	(163)	U
Other income (expense)	$1,311	$(2,704)	$4,015	F
Income tax benefit	$1,259	$438	$821	F
Effective tax rate	45%	38%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Gain on sale of equity investment increased $5.8 million, due to the receipt of $6.0 million of proceeds and the associated recognition of a $5.8 million gain on sale of our remaining investment in HRTV.

•
Interest expense increased $2.5 million during the three months ended March 31, 2015, primarily as a result of higher average outstanding debt balances under our Senior Secured Credit Facility required for financing the acquisition of Big Fish Games.

•
Equity in earnings of unconsolidated investments increased $0.7 million during the three months ended March 31, 2015, primarily due to an improvement in the performance of our investment in MVG of $0.5 million. In addition, we recognized a gain of $0.3 million from the reimbursement of a portion of our 2014 licensing expenditures related to our unsuccessful attempt to obtain a New York casino license during 2014. Partially offsetting these amounts was the loss of earnings from our HRTV investment which decreased by $0.2 million.

•
The effective tax rate for the three months ended March 31, 2015 was impacted by the anticipated annual increase in the fair values of the Big Fish Games earnout liability and deferred founder liability, which was a non- deductible acquisition-related expense.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Big Fish Games	$91,903	$—	$91,903	F
Casinos:
Calder Casino	20,379	20,583	(204)	(1)%
Fair Grounds Slots	11,482	11,784	(302)	(3)%
VSI	9,184	8,754	430	5%
Harlow's Casino	13,680	14,451	(771)	(5)%
Oxford Casino	17,503	17,519	(16)	—%
Riverwalk Casino	13,187	13,295	(108)	(1)%
Total Casinos	85,415	86,386	(971)	(1)%
TwinSpires	45,612	46,314	(702)	(2)%
Racing:
Churchill Downs	2,241	2,370	(129)	(5)%
Arlington	6,770	7,139	(369)	(5)%
Calder	674	8,380	(7,706)	(92)%
Fair Grounds	16,802	15,023	1,779	12%
Total Racing	26,487	32,912	(6,425)	(20)%
Other Investments	4,400	4,735	(335)	(7)%
Corporate Revenues	234	255	(21)	(8)%
Eliminations	(3,141)	(3,461)	320	(9)%
	$250,910	$167,141	$83,769	50%
Significant items affecting comparability of our net revenues by segment include:

•
Big Fish Games revenues contributed $91.9 million during the three months ended March 31, 2015. Big Fish Games net revenues includes amounts recognized from its premium paid, casino and free-to-play casual games.  Revenues recognized include a reduction of $9.2 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Subsequent to the acquisition of Big Fish Games, the Company analyzes the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $9.2 million downward adjustment to revenue for the three months ended March 31, 2015 is reflected in Big Fish Games net revenue presented on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

•
Casinos revenues decreased $1.0 million mainly due to a $0.8 million decrease at Harlow's. This decrease was the result of higher freeplay offered by the property in response to a decline in market share driven by the impact of a newly remodeled competitor. Partially offsetting this decline was a $0.4 million increase in VSI revenues as our video poker operations, which we believe benefitted from lower gas prices and newly installed video poker machines.

•
TwinSpires revenues decreased $0.7 million for the three months ended March 31, 2015, which was primarily due to the cancellation of a third-party agreement during the fourth quarter of 2014 under which it provided administrative call center services. TwinSpires pari-mutuel revenues increased $0.6 million or 1.5% associated with a handle increase of 1.1% which was an improvement of 6.3 percentage points as compared to an industry decline of 5.2% during the three months ended March 31, 2015.

•
Racing revenues decreased $6.4 million, primarily due to the July 1, 2014 cessation of pari-mutuel operations at Calder. Calder revenues for the three months ended March 31, 2015 consisted primarily of rental income from TSG for the use of Calder's racetrack and certain other racing and training facilities. Fair Grounds revenue increased $1.8 million based on a 10.5% increase in handle as it benefitted from the cancellation of racing at competing racetracks due to inclement weather and the impact of additional turf races at Fair Grounds as compared to the prior year period due to favorable weather conditions. Churchill Downs and Arlington revenues from simulcasting revenues declined consistent with a 5.2% decline in industry handle during the three months ended March 31, 2015.

•	Other Investments revenues decreased $0.3 million, primarily due to the cessation of the print edition of BLUFF Magazine during January 2015.
Adjusted Segment EBITDA
In order to evaluate the performance of these operating segments internally, we use Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and adjusted for insurance recoveries net of losses, share-based compensation expenses, pre-opening expenses, the impairment of assets, Big Fish Games transaction expenses, Big Fish Games acquisition-related charges, changes in Big Fish Games deferred revenue and other charges or recoveries). Big Fish Games transaction expenses include legal, accounting and other deal-related expenses. Big Fish Games acquisition-related charges reflect the change in fair value of the Big Fish Games earnout and deferred consideration liability recorded each reporting period. Changes in Big Fish Games deferred revenue reflect reductions in revenue from business combination accounting rules when deferred revenue balances assumed as part of an acquisition are adjusted to their fair values. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Adjusted EBITDA also includes 50% of the operating income or loss of our joint venture, MVG.

We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of Adjusted EBITDA to comprehensive loss (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Big Fish Games	$20,026	$—	$20,026	F
Casinos	28,787	27,251	1,536	6%
TwinSpires	11,190	9,950	1,240	12%
Racing	(9,197)	(10,250)	1,053	10%
Other Investments	(668)	(1,353)	685	51%
Corporate	(1,867)	(1,106)	(761)	69%
Total Adjusted EBITDA	$48,271	$24,492	$23,779	97%
Insurance recoveries, net of losses	—	431	(431)	(100)%
Big Fish Games acquisition charges	(6,400)	—	(6,400)	U
Big Fish Games changes in deferred revenue	(12,876)	—	(12,876)	U
Share-based compensation	(2,723)	(5,241)	2,518	(48)%
Pre-opening costs	—	(27)	27	(100)%
MVG interest expense, net	(554)	(540)	(14)	3%
Other charges and recoveries	6,138	—	6,138	F
Depreciation and amortization	(27,407)	(15,284)	(12,123)	79%
Interest (expense) income, net	(7,266)	(4,969)	(2,297)	46%
Income tax benefit	1,259	438	821	F
Loss from continuing operations	(1,558)	(700)	(858)	U
Foreign currency translation, net of tax	(387)	—	(387)	U
Comprehensive loss	$(1,945)	$(700)	$(1,245)	U
Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each of the operating segments for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Big Fish Games	$(750)	$—	$(750)	U
Casinos	(2,324)	(2,574)	250	10%
TwinSpires	(1,223)	(1,431)	208	15%
Racing	(698)	(978)	280	29%
Other Investments	(113)	(133)	20	15%
Corporate Income	5,108	5,116	(8)	—%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Big Fish Games, which was acquired on December 16, 2014, generated Adjusted EBITDA of $20.0 million during the three months ended March 31, 2015. Our bookings and revenues are reflective of industry growth in both the iOS and Android marketplaces and our increasing share of casino-style and casual free-to-play games. Significant components of operating expenses include platform fees, advertising and marketing, depreciation and amortization, network delivery costs, royalties and salaries and benefits.

•
Casinos Adjusted EBITDA increased $1.5 million, driven by improvements at Oxford, MVG and our Louisiana properties during the three months ended March 31, 2015. Oxford results benefitted from a modest increase in regional market share and reductions in variable operating expenses. MVG net revenues improved in part due to higher tier rated play. Finally, we believe our Louisiana properties improved as the impact of lower gas prices and new video poker machines particularly aided VSI results. Results at Calder Casino and our Mississippi properties remained consistent with amounts reported during the three months ended March 31, 2014. Calder Casino experienced heightened local competition and the loss of its poker operations, which ceased operations during 2014, and our Mississippi properties mitigated lower net revenues and visitations with operational expense savings.

•
TwinSpires Adjusted EBITDA increased $1.2 million during the three months ended March 31, 2015. Handle growth of 1.1% outpaced industry performance by 6.3 percentage points as customers continued to migrate to online wagering. TwinSpires experienced a reduction in Pennsylvania pari-mutuel taxes from a favorable tax ruling that occurred during the third quarter of 2014. In addition, Adjusted EBITDA benefitted by the discontinuation of Luckity, our online real-money bingo operations, which ceased operations during November 2014. Partially offsetting these improvements was the loss of equity earnings related to the sale of our remaining investment in HRTV during January 2015.

•
Racing Adjusted EBITDA increased $1.1 million, primarily due to an improvement of $1.4 million at Calder due to the cessation of pari-mutuel operations during 2014 and revenues received from the TSG agreement during 2015. Partially offsetting this increase was a decline in Adjusted EBITDA of $0.4 million at Churchill Downs and Arlington Park as their simulcasting operations weakened, consistent with a 5.2% decline in industry handle during the three months ended March 31, 2015. Finally, Fair Grounds results remained consistent with the prior year as improvements in attendance and pari-mutuel revenues, despite one fewer live race day, were offset by higher marketing and maintenance expenses during the three month ended March 31, 2015.

•
Other Investments Adjusted EBITDA improved $0.7 million due to the lower expenditures of $0.3 million associated with the development of an Internet gaming platform and an improvement of $0.3 million at United Tote due to higher equipment sales.

•
Corporate Adjusted EBITDA decreased by $0.8 million due primarily to salary and benefits increases and additional deferred compensation expense driven by an increase in the Company's stock price during the three months ended March 31, 2015. These increases were partially offset by a decrease in corporate expenses for legislative issues.

The following other items affected net loss from continuing operations during the three months ended March 31, 2015:

•
Big Fish Games related non-cash charges of $19.3 million consist of a fair value adjustment of $6.4 million associated with the change in the fair value of the earnout and deferred founder liabilities during the period. In addition, we recorded a deferred revenue adjustment of $12.9 million reflecting the change in Big Fish Games deferred revenue during the three months ended March 31, 2015 resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value.

•
Other charges and recoveries include a gain of $5.8 million from the sale of our remaining ownership interest in HRTV and a gain of $0.3 million from the reimbursement of a portion of our 2014 licensing expenditures related to our unsuccessful attempt to obtain a New York casino license during 2014.

•	Interest (expense) income, net, increased $2.3 million primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Share-based compensation expense decreased $2.5 million compared to the same period of 2014, primarily due to expenses associated with grants made under the New Company LTIP during 2013, which were substantially recognized during 2014, and was partially offset by new awards granted in February 2015. Unrecognized compensation expense attributable to unvested service period awards under the New Company LTIP, which will be recognized in subsequent periods, was $13.6 million as of March 31, 2015. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 20 months. There is no remaining unrecognized expense under the market condition awards.

•
Depreciation and amortization expense increased $12.1 million during the three months ended March 31, 2015, driven by additional expenses of $12.8 million associated with the Big Fish Games acquisition. Partially offsetting this increase was a lower depreciation expense of $0.7 million at Calder from the cessation of pari-mutuel operations and the acceleration of depreciation on certain racing assets during 2014.

•
Insurance recoveries, net of losses, declined $0.4 million as we recognized the final reimbursement of insurance proceeds from hailstorm damage at Churchill Downs during the three months ended March 31, 2014.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of March 31, 2015 and December 31, 2014 (in thousands):

			Change
	March 31, 2015	December 31, 2014	$	%
Total assets	$2,302,370	$2,362,504	$(60,134)	(3)%
Total liabilities	$1,603,627	$1,662,503	$(58,876)	(4)%
Total shareholders' equity	$698,743	$700,001	$(1,258)	—%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include a reduction of $17.0 million in Big Fish Games cash domiciled in Luxembourg which was repatriated to the United States to be used for long-term debt principal repayments. In addition, net accounts receivable declined $15.5 million primarily reflecting collections related to the 2015 Kentucky Oaks and Kentucky Derby week. Furthermore, income taxes receivable decreased $14.9 million due to the receipt of $20.3 million in federal income tax refunds, which was partially offset by the recognition of the first quarter of 2015 tax benefit. Other intangible assets decreased $14.2 million primarily due to amortization expense of $11.4 million associated with Big Fish Games intangible assets. Finally, restricted cash declined $5.3 million primarily related to horsemens' funds held at the conclusion of Fair Grounds winter racing meet.

Partially offsetting these decreases was an increase of $4.1 million in Big Fish Games game technology and rights expenditures associated with payments made to third-party developers. Finally, other current assets increased $7.0 million attributable to prepayments for our annual insurance premiums and Kentucky Derby and Kentucky Oaks related amounts.

•
Significant changes within total liabilities include a reduction of $70.6 million in our total debt outstanding due to principal payments funded with cash from operations. In addition, dividends payable decreased $17.4 million reflecting the payment of our annual dividend declared in 2014. Furthermore, we funded $12.7 million in deferred payments to Big Fish Games former equity holders during the three months ended March 31, 2015.

Partially offsetting these decreases were increases in deferred revenue of $36.8 million due to advance billings for the 2015 Kentucky Derby and Kentucky Oaks and an increase in bookings at Big Fish Games. Finally, the Big Fish Games earnout and deferred founder's payment increased $6.4 million as a result of a fair value measurement adjustment at March 31, 2015.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Three Months Ended March 31,		Change
Cash flows from:	2015	2014	$	%
Operating activities	$89,674	$51,931	$37,743	73%
Investing activities	$(5,084)	$(26,856)	$21,772	81%
Financing activities	$(101,105)	$(22,619)	$(78,486)	U
Significant items affecting the comparability of our liquidity and capital resources between the three months ended March 31, 2015 and 2014 include:

•
Cash provided by operating activities increased $37.8 million primarily due to increases in deferred revenue, the receipt of a $3.5 million dividend paid by our joint venture, MVG, and the receipt of $20.3 million in federal income taxes refunds. Big Fish Games deferred revenue increased $12.9 million during the three months ending March 31, 2015 reflecting a strong increase in bookings associated with its free-to-play and casino games. In addition, cash flows from deferred revenue associated primarily with the 2015 Kentucky Derby and Kentucky Oaks increased $9.9 million due to strong event sales and the timing of cash receipts. Partially offsetting these amounts was a $4.8 million increase in game technology and rights payments by Big Fish Games to third party developers. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The decrease in cash used in investing activities is primarily due to lower capital expenditures at Churchill Downs for projects associated with the 2015 Kentucky Derby and Kentucky Oaks and lower funding requirements of $6.2 million for our MVG joint venture. In addition, we received proceeds of $6.0 million from the sale of our remaining investment in HRTV. Partially offsetting these amounts were deferred payments of $0.9 million to Big Fish Games former equity holders for working capital adjustments related to the acquisition.

•
The increase in cash used in financing activities is primarily due to an increase in net repayments under our Senior Secured Credit Facility of $67.2 million during the three months ended March 31, 2015 as compared to the prior year and payments of $11.8 million to Big Fish Games equity holders for the receipt of income tax refunds related to the acquisition.

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
The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Maintenance-related capital expenditures	$8,009	$6,423	$1,586	25%
Capital project expenditures	1,775	13,746	(11,971)	(87)%
Additions to property and equipment	$9,784	$20,169	$(10,385)	(51)%
Net cash provided by operating activities	$89,674	$51,931	$37,743	73%
Maintenance-related capital expenditures	(8,009)	(6,423)	(1,586)	25%
Free cash flow	$81,665	$45,508	$36,157	79%
During the three months ended March 31, 2015, the decrease in capital project expenditures, as compared to the same period of 2014, primarily reflects capital expenditures related to the Rooftop Garden, Grandstand Terrace, and video board projects at Churchill Downs and the Oxford gaming floor expansion that was completed in 2014.
Credit Facilities and Indebtedness
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
During the three months ended March 31, 2015, we commenced required quarterly principal payments which will recur through September 30, 2019. The initial quarterly payment made was $2.5 million and will increase in increments of $1.25 million on December 31 of each year to reach the final year quarterly payment amount of $7.5 million.
Generally, borrowings made pursuant to the Senior Secured Credit Facility and the Term Loan bear interest at a LIBOR-based rate per annum plus an applicable margin percentage ranging from 1.125% to 3.0% depending on the Company's total leverage ratio. In addition, under the Senior Secured Credit Facility, the Company agreed to pay a commitment fee at rates that range from 0.175% to 0.45% of the available aggregate commitment, depending on the Company's leverage ratio. The Term Loan is not subject to, or included in the calculation of, the commitment fee.
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of March 31, 2015, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At March 31, 2015, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	10.6 to 1	> 3.0 to 1.0
Total Leverage Ratio	3.2 to 1	< 5.0 to 1.0
Senior Secured Leverage Ratio	2.0 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk
Our primary exposure to market risk relates to changes in interest rates. At March 31, 2015, we had $399.8 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $2.2 million.
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

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015. As previously disclosed, on December 16, 2014, the Company acquired Big Fish Games. Effective January 1, 2015, the Company initiated the process, through testing, to ensure that Big Fish Games continued to comply with the Company's internal control concepts, use and application. During the quarter ended March 31, 2015, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIG FISH CASINO
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino).  This litigation was just filed, and Plaintiff, through counsel, did not specify or claim a specific amount of damages in the Complaint. Therefore, the Company is unable to reasonably estimate the magnitude of any settlement or potential damages. As a result, the Company does not, at this time, know the extent to which, if at all, this litigation will have a material impact on its business or financial results.
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
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. If successful with its Complaint, the Company will be entitled to a full or partial refund of the Protest Payment from the Department. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. This matter remains pending before the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County. Oral arguments on the parties’ Motions for Summary Judgment occurred on March 5, 2015. The Company is currently awaiting a ruling by the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in Part I – Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Company Common Stock
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/15-1/31/15	—		—	$—	$38,438,810
2/1/15-2/28/15	—		—	—	—
3/1/15-3/31/15	52,113	113.78	—	—	—
Total	52,113	$113.78	—	$—	$38,438,810	(2)

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

April 27, 2015	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

April 27, 2015	/s/ William E. Mudd
William E. Mudd
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document