Form 10-Q
period 2015-06-30
CHURCHILL DOWNS INC
filed 2015-07-29
CIK 20212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s common stock at July 22, 2015 was 17,580,101 shares.

CHURCHILL DOWNS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

PART I.    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,244	$67,936
Restricted cash	28,685	26,065
Accounts receivable, net of allowance for doubtful accounts of $3,839 at June 30, 2015 and $4,246 at December 31, 2014	66,885	75,890
Deferred income taxes	18,759	18,519
Income taxes receivable	—	29,455
Game technology and rights, net	8,250	530
Other current assets	33,243	24,135
Total current assets	215,066	242,530
Property and equipment, net	589,552	595,315
Investment in and advances to unconsolidated affiliate	107,465	109,548
Goodwill	840,947	840,947
Other intangible assets, net	521,607	549,972
Other assets	24,353	24,192
Total assets	$2,298,990	$2,362,504

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,291	$45,597
Bank overdraft	5,766	544
Purses payable	21,490	11,169
Account wagering deposit liabilities	21,160	18,137
Accrued expenses	92,665	93,286
Income taxes payable	32,609	—
Tax refund due to Big Fish Games former equity holders	6,313	18,087
Deferred revenue	10,985	51,833
Deferred revenue - Big Fish Games	62,844	41,747
Big Fish Games deferred payment, current	28,100	27,180
Big Fish Games earnout liability, current	272,850	—
Current maturities of long-term debt	13,750	11,250
Dividends payable	—	17,419
Total current liabilities	634,823	336,249
Long-term debt, net of current maturities	299,992	459,105
Notes payable	300,000	300,000
Big Fish Games deferred payment, net of current amount due	54,200	51,620
Big Fish Games earnout liability, net of current amount due	66,050	327,800
Other liabilities	24,521	21,718
Deferred revenue	13,641	16,489
Deferred income taxes	149,326	149,522
Total liabilities	1,542,553	1,662,503
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 250 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 17,580 shares issued at June 30, 2015 and 17,472 shares issued at December 31, 2014	265,645	262,280
Accumulated other comprehensive loss	(540)	(125)
Retained earnings	491,332	437,846
Total shareholders' equity	756,437	700,001
Total liabilities and shareholders' equity	$2,298,990	$2,362,504
The accompanying notes are an integral part of the condensed consolidated financial statements.

 CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per common share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Big Fish Games	$104,526	$—	$196,429	$—
Casinos	83,770	81,779	169,185	168,165
TwinSpires	60,748	57,076	106,063	103,160
Racing	155,436	159,435	179,874	190,014
Other	4,759	5,182	8,598	9,274
	409,239	303,472	660,149	470,613
Operating expenses:
Big Fish Games	83,446	—	165,605	—
Casinos	61,062	62,005	121,843	124,051
TwinSpires	37,607	36,811	69,388	70,388
Racing	75,850	85,483	112,360	128,703
Other	5,303	6,350	10,906	12,048
Research and development	9,847	—	20,079	—
Selling, general and administrative expenses	22,035	18,666	43,607	40,131
Acquisition related charges	8,200	—	14,600	—
Insurance recoveries, net of losses	—	—	—	(431)
Operating income	105,889	94,157	101,761	95,723
Other income (expense):
Interest income	6	5	224	9
Interest expense	(7,112)	(4,961)	(14,596)	(9,934)
Equity in gains of unconsolidated investments	2,907	2,506	5,855	4,796
Gain on sale of equity investment	—	—	5,817	—
Miscellaneous, net	28	393	(160)	368
	(4,171)	(2,057)	(2,860)	(4,761)
Earnings from continuing operations before provision for income taxes	101,718	92,100	98,901	90,962
Income tax provision	(46,674)	(34,767)	(45,415)	(34,329)
Net earnings	$55,044	$57,333	$53,486	$56,633

Net earnings per common share data:
Basic
Net earnings	$3.12	$3.23	$3.04	$3.20
Diluted
Net earnings	$3.10	$3.21	$3.02	$3.17

Weighted average shares outstanding:
Basic	17,331	17,531	17,300	17,475
Diluted	17,735	17,880	17,698	17,884

Other comprehensive loss:
Foreign currency translation, net of tax effect	(28)	—	(415)	—
Other comprehensive loss	(28)	—	(415)	—
Comprehensive earnings	$55,016	$57,333	$53,071	$56,633
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$53,486	$56,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,677	31,044
Game technology and rights amortization	3,060	—
Acquisition related charges	14,600	—
Asset impairment loss	250	—
Loss on asset disposals	393	66
Gain on sale of equity investment	(5,817)	—
Equity in gains of unconsolidated investments	(5,855)	(4,796)
Dividend from investment in unconsolidated affiliate	7,500	—
Share-based compensation	6,095	8,354
Other	804	302
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of business acquisition:
Restricted cash	(2,620)	2,385
Accounts receivable	(13,431)	(13,828)
Other current assets	(8,615)	(4,981)
Game technology and rights	(11,217)	—
Accounts payable	26,972	28,433
Purses payable	10,321	2,036
Accrued expenses	(1,028)	(1,775)
Deferred revenue	422	(25,843)
Income taxes receivable and payable	59,045	38,967
Other assets and liabilities	5,136	2,091
Net cash provided by operating activities	194,178	119,088
Cash flows from investing activities:
Additions to property and equipment	(22,681)	(38,475)
Deferred payments to Big Fish Games former equity holders	(959)	—
Investment in joint ventures	(332)	(6,500)
Proceeds from sale of equity investment	6,000	—
Purchases of minority investments	(81)	(273)
Proceeds on sale of property and equipment	81	88
Net cash used in investing activities	(17,972)	(45,160)
Cash flows from financing activities:
Borrowings on bank line of credit	189,871	210,854
Repayments on bank line of credit	(346,484)	(211,247)
Tax refund payments to Big Fish Games equity holders	(11,773)	—
Change in bank overdraft	5,222	5,504
Payment of dividends	(17,419)	(15,186)
Repurchase of common stock	—	(61,561)
Repurchase of common stock from share-based compensation	(5,929)	(8,121)
Common stock issued	88	4,525
Windfall tax benefit from share-based compensation	3,103	4,465
Loan origination fees	(26)	(170)
Debt issuance costs	—	(1,029)
Net cash used in financing activities	(183,347)	(71,966)
Net (decrease) increase in cash and cash equivalents	(7,141)	1,962
Effect of exchange rate changes on cash	(1,551)	—
Cash and cash equivalents, beginning of period	67,936	44,708
Cash and cash equivalents, end of period	$59,244	$46,670
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHURCHILL DOWNS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,589	$8,689
Income taxes	$527	$112
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the Company's restricted stock plans	$16,247	$2,943
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
In the opinion of management, all adjustments necessary for a fair statement of this information have been made, and all such adjustments are of a normal, recurring nature. Certain amounts for the six months ended June 30, 2014 were reclassified to be consistent with current year presentation. There was no impact from these reclassifications on net loss or cash flows.
The Company’s revenues and earnings are seasonal in nature, primarily due to its Racing segment. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, the Company historically has had fewer live racing days during the first quarter of each year, and the majority of its live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. The Company conducted 66 live thoroughbred racing days during the second quarter of 2015, which compares to 114 live thoroughbred racing days during the second quarter of 2014. For the six months ended June 30, 2015, the Company conducted 123 live thoroughbred racing days, which compares to 211 live racing days during the six months ended June 30, 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from the Company's predominately southern casino properties. The Company's revenues from its Big Fish Games segment also have a seasonal component and are typically lower during the summer months.
Customer Loyalty Programs
The Company’s customer loyalty programs offer incentives to customers who wager at the Company’s racetracks, through its advance deposit wagering platform, TwinSpires.com, or at its casino facilities. The TSC Elite program is for pari-mutuel wagering at the Company’s racetracks or through TwinSpires.com. The Player’s Club is offered at the Company’s casino facilities in Louisiana, Florida, Maine and Mississippi. At each of June 30, 2015 and December 31, 2014, the outstanding reward point liabilities were $1.8 million and $1.7 million, respectively, and were included in accrued expenses.
Promotional Allowances
Promotional allowances, which include the Company’s customer loyalty programs, primarily consist of the retail value of complimentary goods and services provided to guests at no charge. The retail value of these promotional allowances is included in gross revenue and then deducted to arrive at net revenue.
During the three months ended June 30, 2015 and 2014, promotional allowances of $9.5 million and $9.0 million, respectively, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $3.8 million and $3.5 million, respectively. Casino promotional allowances were $5.6 million and $5.3 million, respectively. Racing promotional allowances were $0.2 million and $0.3 million, respectively. The estimated cost of providing casino promotional allowances included in operating expenses for the three months ended June 30, 2015 and 2014 totaled $2.1 million and $2.5 million, respectively.
During the six months ended June 30, 2015 and 2014, promotional allowances of $16.6 million for both periods, were included as a reduction to net revenues. During those periods, TwinSpires promotional allowances were $6.6 million and $6.2 million, respectively. Casino promotional allowances were $9.8 million and $10.0 million, respectively. Racing promotional allowances were $0.3 million and $0.4 million, respectively. The estimated cost of providing casino promotional allowances included in operating expenses for the six months ended June 30, 2015 and 2014 totaled $4.1 million and $4.9 million, respectively.
Game Technology and Rights
Game technology and rights are purchased from third-party developers both before and after the production or launch of games. The Company pays amounts to these developers as they reach agreed-upon milestones. Once the game is launched, the Company amortizes its game technology and rights on an accelerated basis over the useful life of the game, which is generally one year.
Research and Development
Costs incurred for research and development activities are expensed as incurred. Development costs associated with software to be sold are capitalized when technological feasibility has been established through the date the product is available for general release. At June 30, 2015 and December 31, 2014, there were no material amounts capitalized. For the three and six months ended June 30, 2015, the Company incurred research and development expenses of $9.8 million and $20.1 million, respectively, within its Big Fish Games, Inc. ("Big Fish Games") segment, which consisted primarily of compensation related expenses.
NOTE 2 — NEW VENTURES & ACQUISITIONS
California Internet Gaming
During May 2015, the Company's Internet real-money gaming operations, Churchill Downs Interactive Gaming ("I-Gaming"), entered into an agreement with a licensed California card room operator ("Licensed Operator") to provide Internet-based interactive gaming services within California, should enabling legislation be enacted which would permit such activities. The term of the agreement commences after enabling legislation and upon the acceptance of the first customer wager, continuing thereafter for a ten-year period. The venture provides for I-Gaming and the Licensed Operator to jointly provide a platform for operations, to obtain and maintain required licenses and regulatory approvals and to otherwise market and operate the venture, which may include poker and other real-money gaming activities, to California residents. At this time, it is difficult to assess whether this legislation will be enacted into law, and the effect it would have on the Company's business, financial condition and results of operation.
Big Fish Games
On December 16, 2014, the Company completed the acquisition of Big Fish Games. Big Fish Games, which has locations in Seattle, Washington, Oakland, California and Luxembourg, employs approximately 599 employees and develops casual games for PCs and mobile devices worldwide. Big Fish Games operates in three business lines: premium paid, casino and casual free-to-play. The Company acquired Big Fish Games to leverage its casino and casual game experience and assembled workforce, and to position itself in the mobile and online game industry. The Company financed the acquisition with borrowings under its Amended and Restated Credit Agreement (the “Senior Secured Credit Facility”) and the addition of a $200 million Term Loan Facility (“Term Loan”) to the existing Senior Secured Credit Facility.
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
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The primary area of the preliminary valuation that was not finalized at June 30, 2015 related to the 2014 provision to return income tax adjustments which the Company expects to complete during the third quarter of 2015.
During the six months ended June 30, 2015, the Company obtained additional information to assist it in determining the values of the liabilities assumed at the acquisition date and changes which occurred during the measurement period. A measurement period adjustment was recorded related to estimated payroll taxes associated with the earnout liability. The Company retroactively adjusted the December 31, 2014 Condensed Consolidated Balance Sheet by increasing deferred income taxes by $0.8 million, increasing goodwill by $1.4 million and increasing accrued expenses by $2.2 million. In addition, the Company made deferred payments of $12.7 million to Big Fish Games former equity holders for the receipt of a federal income tax refund and working capital adjustments related to the acquisition.
The following table summarizes (in thousands) the current fair value of the assets acquired and liabilities assumed, net of cash acquired of $34.7 million, at the date of acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the three and six months ended June 30, 2015, Big Fish Games contributed revenues of $104.5 million and $196.4 million, respectively, and earnings from continuing operations before provision for income taxes and acquisition-related charges of $6.8 million and $1.0 million, respectively.
Pro Forma
The following table illustrates the effect on net revenues and earnings from continuing operations for the three and six months ended June 30, 2014, respectively, as if the Company had acquired Big Fish Games as of the beginning of 2014. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition of Big Fish Games been consummated at the beginning of 2014 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Net revenues	$381,993	$623,455
Earnings from continuing operations	$55,699	$54,061
Saratoga Harness Racing, Inc. Equity Investment and Management Agreement
On October 28, 2014, the Company signed a definitive purchase agreement to acquire a 25% ownership interest in Saratoga Casino Holdings, LLC ("SCH"), a newly formed entity which will own Saratoga Casino and Raceway in Saratoga Springs, NY; Saratoga Harness Racing, Inc.'s ("SHRI") controlling interest in Saratoga Casino Black Hawk in Black Hawk, Colorado; and SHRI's 50% interest in a joint venture with Delaware North Companies to manage the Gideon Putnam Hotel and Resort in Saratoga Springs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
Miami Valley Gaming Joint Venture
The Company's 50% joint venture with Delaware North Companies Gaming & Entertainment Inc. (“DNC”) was established during 2012 to develop a new harness racetrack and video lottery terminal (“VLT”) casino facility in Lebanon, Ohio. Through the joint venture agreement, the Company and DNC formed a new company, Miami Valley Gaming, LLC (“MVG”), to manage both the Company’s and DNC’s interests in the development and operation of the racetrack and VLT casino facility. On December 21, 2012, MVG completed the purchase of the harness racing licenses and certain assets held by Lebanon Trotting Club Inc. and Miami Valley Trotting Inc. ("MVG Sellers") for total consideration of $60.0 million, of which $10.0 million was funded at closing with the remainder funded through a $50.0 million note payable with a six year term effective upon the commencement of casino operations. In addition, there is a potential contingent consideration payment of $10.0 million based on the financial performance of the facility during the seven-year period after casino operations commence.
On December 12, 2013, the new facility opened in Lebanon, Ohio on a 120-acre site. The facility includes a 5/8-mile harness racing track and an 186,000-square-foot casino facility with approximately 1,590 VLTs. MVG invested $204.6 million in the new facility, including a $50.0 million license fee to the Ohio Lottery Commission.
Since both DNC and the Company have participating rights over MVG, and both must consent to MVG's operating, investing and financing decisions, the Company accounts for MVG using the equity method. Summarized financial information for MVG is comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets	$23,382	$24,943
Property and equipment, net	125,597	130,868
Other assets, net	105,059	105,059
Total assets	$254,038	$260,870

Liabilities and Members' Equity
Current liabilities	$17,110	$16,775
Current portion of long-term debt	8,332	8,332
Long-term debt, excluding current portion	23,591	26,584
Other liabilities	75	83
Members' equity	204,930	209,096
Total liabilities and members' equity	$254,038	$260,870
The joint venture's long-term debt consists of a $50.0 million secured note payable from MVG to the MVG Sellers payable quarterly over 6 years through November 2019 at a 5.0% interest rate for which it has funded $12.5 million in principal repayments. During the three and six months ended June 30, 2015, the Company received distributions from MVG totaling $4.0 million and $7.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Casino revenue	$33,119	$33,124	$65,163	$64,287
Non-casino revenue	1,879	1,913	3,836	3,544
Net revenues	34,998	35,037	68,999	67,831
Operating and SG&A expenses	25,052	24,777	49,686	48,988
Depreciation & amortization expenses	3,154	3,474	6,298	6,841
Pre-opening expenses	—	—	—	54
Operating income	6,792	6,786	13,015	11,948
Interest (expense) income, net	(1,073)	(1,194)	(2,181)	(2,274)
Net income	$5,719	$5,592	$10,834	$9,674

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's 50% share of MVG's results has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity in gains of unconsolidated investments	$2,859	$2,796	$5,417	$4,837
NOTE 5 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was 46% and 38%, respectively. The effective tax rate for the six months ended June 30, 2015 was greater than the Federal statutory rate due to expenses related to the revaluation of liabilities associated with the purchase of Big Fish Games, state and local income tax expense and certain expenses that were not deductible for tax purposes. These additional tax expenses were partially mitigated by the manufacturing deduction that will be available associated with the development of social games by Big Fish Games.
Certain tax authorities may periodically audit the Company, and the Company may occasionally be assessed interest and penalties by tax jurisdictions. The Company recognizes accrued interest from uncertain income tax benefits in its income tax provision, while penalties are accrued in selling, general and administrative expenses. During the six months ended June 30, 2015, the Company recorded $0.1 million interest expense related to uncertain income tax benefits and had gross uncertain tax benefits of $3.0 million as of June 30, 2015. If these benefits had been recognized, there would have been a $1.6 million decrease to annual income tax expense. $1.1 million of the uncertain tax positions were related to issues that existed prior to the acquisition of Big Fish Games, and to the extent that these liabilities are incurred, they would be reimbursed by the pre-acquisition shareholders of Big Fish Games, in conjunction with a tax indemnity agreement.
During October 2012, the Company funded a $2.9 million income tax payment to the State of Illinois related to a dispute over its state income tax apportionment methodology, which was recorded as an other asset. The Company filed its state income tax returns related to the years 2002 through 2005 following the methodology prescribed by Illinois statute; however, the State of Illinois took a contrary tax position. The Company filed a formal protest with the State of Illinois during the fourth quarter of 2012. The Company won its protest and the state has elected not to appeal the court decision. During July 2015, the Company received the $2.9 million refund. The refund will not have an impact on the Company’s tax rate.
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

	Big Fish Games	Casinos	TwinSpires	Racing	Other Investments	Total
Goodwill as of December 31, 2014	$540,331	$117,659	$127,364	$51,659	$3,934	$840,947
Adjustments	—	—	—	—	—	—
Goodwill as of June 30, 2015	$540,331	$117,659	$127,364	$51,659	$3,934	$840,947

	June 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets	$231,775	$(68,511)	$163,264	$238,865	$(47,236)	$191,629
Indefinite-lived intangible assets	358,343	—	358,343	358,343	—	358,343
Total	$590,118	$(68,511)	$521,607	$597,208	$(47,236)	$549,972

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2015, the Company reduced its customer relationships intangible asset and accumulated amortization by $7.0 million, related to TwinSpires, as this amount was fully amortized. In addition, the Company reduced its customer relationships intangible asset and accumulated amortization by $0.1 million, related to Bluff, as this amount was fully amortized.
NOTE 7 — FAIR VALUE OF ASSETS AND LIABILITIES
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following tables present the Company’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 3
Cash equivalents and restricted cash	$28,254	$—
Big Fish Games deferred payments	—	82,300
Big Fish Games earnout liability	—	338,900
Bluff contingent consideration liability	—	2,331
Total	$28,254	$423,531

	December 31, 2014
	Level 1	Level 3
Cash equivalents and restricted cash	$27,464	$—
Big Fish Games deferred payments	—	78,800
Big Fish Games earnout liability	—	327,800
Bluff contingent consideration liability	—	2,331
Total	$27,464	$408,931
The following table presents the change in fair value of the Company's level 3 liabilities during the six months ended June 30, 2015 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Big Fish Games Deferred Payments	Big Fish Games Earnout Liability	Bluff Contingent Consideration	Total
Balance as of December 31, 2014	$78,800	$327,800	$2,331	$408,931
Change in fair value	3,500	11,100	—	14,600
Balance as of June 30, 2015	$82,300	$338,900	$2,331	$423,531
The Company's cash equivalents and restricted cash, which are held in interest-bearing accounts, qualify for Level 1 in the fair value hierarchy which includes unadjusted quoted market prices in active markets for identical assets.
The Company estimated the fair value of the Big Fish Games deferred payment and earnout liability as of June 30, 2015 using a discounted cash flows analysis over the period in which the obligation is expected to be settled, and applied a discount rate of 2.8% based on the Company’s cost of debt.  The cost of debt was based on the observed market yields of the Company's Senior Unsecured Notes issued in December of 2013 and represents a Level 3 fair value measurement and was adjusted for the difference in seniority and term of the deferred payment and earnout liability.  The increase in fair values of the Big Fish Games deferred payment and earnout liability of $14.6 million during the six months ended June 30, 2015 was recorded as acquisition related charges in the Consolidated Statements of Comprehensive Income. Changes to the Company's cost of debt could lead to a different fair value estimate for the deferred payment and earnout liability. A one-percentage point change in the discount rate would increase or decrease the fair value of the Big Fish Games deferred payment and earnout liability by $4.8 million.
The Company's accrued liability for a contingent consideration recorded in conjunction with the Bluff Media ("Bluff") acquisition was based on significant inputs not observed in the market and represents a Level 3 fair value measurement. The estimate of the contingent consideration liability uses an income approach and is based on the probability of achieving enabling legislation which

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

permits Internet poker gaming and the probability-weighted discounted cash flows. Any change in the fair value of the Bluff contingent consideration subsequent to the acquisition date will be recognized in the Company's Consolidated Statements of Comprehensive Income.
The Company's $300 million par value Senior Unsecured Notes are disclosed at their fair value which is based on unadjusted quoted prices for similar liabilities in markets that are not active. The fair value of the Senior Unsecured Notes was$307.9 million and $299.3 million as of June 30, 2015 and December 31, 2014, respectively.
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
During the six months ended June 30, 2015, the Company did not measure any assets at fair value on a non-recurring basis.
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
During the six months ended June 30, 2015, Grantees and certain Big Fish Games employees received approximately 129,700 restricted shares of the Company's common stock vesting over service periods ranging from seven months to three years. During 2013, the Grantees received 92,000 restricted shares of the Company's common stock vesting over approximately four years and 324,000 restricted shares of the Company's common stock with vesting contingent upon the Company's common stock reaching certain closing prices on NASDAQ for 20 consecutive trading days.
During the years ended December 31, 2014 and 2013, the Company's closing stock price achieved the twenty consecutive trading days closing stock price requirement for 239,500 restricted shares. During the six months ended June 30, 2015, the Company's closing stock price achieved the stock price requirement for the final 84,500 restricted shares.
During the three and six months ended June 30, 2015, the Company recognized $2.4 million and $4.2 million, respectively, of compensation expense included in selling general and administrative expenses related to service period awards under the New Company LTIP, which includes compensation expense for the Big Fish Games employee grant. As of June 30, 2015, unrecognized compensation expense attributable to unvested service period awards was $11.0 million. The weighted average period over which the Company expects to recognize the remaining compensation expense under service period awards approximates 17 months at June 30, 2015. There is no remaining unrecognized expense under the market condition awards.
See Note 15, Subsequent Event, for discussion of the effect of an executive retirement on 2015 long-term incentive compensation expense.
NOTE 9 — EARNINGS PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the numerator and denominator of the earnings per common share computations (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator for basic earnings per common share:
Net earnings	$55,044	$57,333	$53,486	$56,633
Net earnings allocated to participating securities	(913)	(674)	(889)	(668)
Numerator for basic earnings per common share	$54,131	$56,659	$52,597	$55,965

Numerator for diluted earnings per common share	$55,044	$57,333	$53,486	$56,633

Denominator basic and diluted net loss per common share:
Basic	17,331	17,531	17,300	17,475
Plus dilutive effect of stock options and restricted stock	112	140	106	200
Plus dilutive effect of participating securities	292	209	292	209
Diluted	17,735	17,880	17,698	17,884

Earnings per common share:
Basic	$3.12	$3.23	$3.04	$3.20
Diluted	$3.10	$3.21	$3.02	$3.17
NOTE 10 — SEGMENT INFORMATION
The Company operates in the following five segments: (1) Big Fish Games; (2) Casinos, which includes video poker and casino operations at Calder Casino, Fair Grounds Slots, Harlow’s Casino Resort & Spa ("Harlow's"), the Company's equity investment in MVG, Oxford Casino (“Oxford”), Riverwalk Casino Hotel ("Riverwalk") and Video Services, LLC (“VSI”); (3) TwinSpires, which includes TwinSpires, our Advance Deposit Wagering (“ADW”) business, Fair Grounds Account Wagering, Bloodstock Research Information Services and Velocity, a business focused on high wagering-volume international customers, as well as the Company's equity investment in HRTV, LLC, prior to its sale during January 2015; (4) Racing, which includes Churchill Downs, Arlington International Race Course ("Arlington") and its ten off-track betting facilities ("OTBs"), and Fair Grounds Race Course ("Fair Grounds") and the pari-mutuel activity generated at its twelve OTBs; and (5) Other Investments, which includes United Tote, Bluff, I-Gaming and the Company's other minor investments. Eliminations include the elimination of intersegment transactions.
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
The table below presents information about the reported segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues from external customers:
Big Fish Games	$104,526	$—	$196,429	$—
Casinos:
Calder Casino	19,786	19,873	40,165	40,456
Fair Grounds Slots	9,053	9,586	20,535	21,370
VSI	9,389	8,479	18,573	17,233
Harlow's Casino	12,050	11,777	25,730	26,228
Oxford Casino	20,958	19,402	38,461	36,921
Riverwalk Casino	12,534	12,662	25,721	25,957
Total Casinos	83,770	81,779	169,185	168,165
TwinSpires	60,748	57,076	106,063	103,160
Racing:
Churchill Downs	126,792	118,348	128,800	120,490
Arlington	18,119	21,193	23,931	27,315
Calder	717	9,714	1,391	17,738
Fair Grounds	9,808	10,180	25,752	24,471
Total Racing	155,436	159,435	179,874	190,014
Other Investments	4,502	4,778	8,107	8,615
Corporate	257	404	491	659
Net revenues from external customers	$409,239	$303,472	$660,149	$470,613
Intercompany net revenues:
TwinSpires	$250	$244	$547	$474
Racing:
Churchill Downs	5,384	4,945	5,617	5,173
Arlington	1,486	1,777	2,444	2,794
Calder	—	351	—	707
Fair Grounds	—	(3)	858	729
Total Racing	6,870	7,070	8,919	9,403
Other Investments	1,093	1,210	1,888	2,108
Eliminations	(8,213)	(8,524)	(11,354)	(11,985)
Net revenues	$—	$—	$—	$—
Reconciliation of segment Adjusted EBITDA to net earnings:
Big Fish Games	$28,238	$—	$48,264	$—
Casinos	27,955	26,174	56,742	53,425
TwinSpires	16,717	14,087	27,907	24,037
Racing	85,195	78,079	75,998	67,829
Other Investments	781	(223)	113	(1,576)
Total segment Adjusted EBITDA	158,886	118,117	209,024	143,715
Corporate Adjusted EBITDA	(1,687)	(1,141)	(3,554)	(2,247)
Insurance recoveries, net of losses	—	—	—	431
Big Fish Games acquisition charges	(8,200)	—	(14,600)	—
Big Fish Games changes in deferred revenue	(8,220)	—	(21,096)	—
Share-based compensation	(3,372)	(3,113)	(6,095)	(8,354)
MVG interest expense, net	(536)	(597)	(1,090)	(1,137)
Other charges and recoveries, net	(777)	(450)	5,361	(477)
Depreciation and amortization	(27,270)	(15,760)	(54,677)	(31,044)
Interest (expense) income, net	(7,106)	(4,956)	(14,372)	(9,925)
Income tax provision	(46,674)	(34,767)	(45,415)	(34,329)
Net earnings	55,044	57,333	53,486	56,633
Foreign currency translation, net of tax effect	(28)	—	(415)	—
Comprehensive earnings	$55,016	$57,333	$53,071	$56,633
The table below presents equity in earnings of unconsolidated investments included in the Company’s reported segments for the three months and six ended June 30, 2015 and 2014 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Casinos	$2,859	$2,796	$5,417	$4,837
TwinSpires	—	28	—	248
Other Investments	48	(318)	438	(289)
	$2,907	$2,506	$5,855	$4,796
The table below presents total assets for the reported segments (in thousands):

	June 30, 2015	December 31, 2014
Total assets:
Big Fish Games	$1,032,810	$1,009,668
Casinos	616,015	621,240
TwinSpires	188,194	182,322
Racing	426,176	518,517
Other Investments	35,795	30,757
	$2,298,990	$2,362,504
The table below presents total capital expenditures for the reported segments for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Capital expenditures:
Big Fish Games	$1,924	$—
Casinos	11,421	4,119
TwinSpires	1,997	3,174
Racing	6,582	27,915
Other Investments	757	3,267
	$22,681	$38,475
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
Big Fish Casino
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino). On June 30, 2015, the Company filed its Motion to Dismiss the Complaint. On July 15, 2015, Plaintiff and the Company, (collectively, the "Parties"), filed a Stipulation and Proposed Order to Extend the Briefing Schedule for Defendants' Motion to Dismiss. On July 16, 2015, the U.S. District Court accepted the Parties Stipulation and issued an Order extending Plaintiffs' deadline to file opposition to the Company's Motion to Dismiss to August 7, 2015, and moving the Company's deadline to file its reply to Plaintiff's opposition to August 28, 2015. As this case is in the early stages and the Plaintiff, through counsel, did not specify or claim specific damages in their Complaint, the Company is unable to reasonably estimate the magnitude or extent, if at all, this litigation will have a material impact on its business or financial results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Louisiana Horsemens' Purses
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the “alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment.  The Louisiana Racing Commission requested and received memoranda from the parties in the case on the issue of whether plaintiffs have standing to pursue the claims against Fair Grounds. The Racing Commission heard oral argument on this issue on April 20, 2015 and is expected to make a ruling at its next meeting scheduled for August 24, 2015
Illinois Department of Revenue
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. Oral arguments on the parties’ Motions for Summary Judgment occurred on March 5, 2015. On May 14, 2015, the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County issued an Opinion and Order, granting in part, the Company’s Motion for Summary Judgment on the issue of the Department’s erroneous inclusion of handle in the sales factor used to determine applicable tax owed to the State of Illinois. In rendering its Opinion and Order, the Court found that the Company is entitled to a full refund of the Protest Payment. The State of Illinois did not appeal the Order of the Court, and the Company received a refund of the $2.9 million Protest Payment on July 16, 2015.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As a result of the agreement with TSG, Calder recognized accelerated depreciation expense of approximately $2.4 million during the year ended December 31, 2014 primarily related to Calder's barns, which were not expected to be utilized subsequent to December 31, 2014. During the six months ended June 30, 2015, the Company continued its assessment of potential alternative uses of its Calder facility not associated with the lease agreement. As a result, Calder commenced the demolition of its barns not associated with the TSG agreement. During the six months ended June 30, 2015, Calder expensed approximately $0.8 million within its operating expenses for construction costs related to the removal of the barns and to prepare the stable area for alternate future uses. See further discussion of the demolition of Calder's grandstand in Note 15, Subsequent Events.
NOTE 14 — HRTV EQUITY INVESTMENT DIVESTITURE
As part of the TSG agreement related to the cessation of Calder pari-mutuel operations during 2014, the Company modified its HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company's interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of the ownership interest. During the six months ended June 30, 2015, the Company recorded a gain of $5.8 million in its Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 — SUBSEQUENT EVENTS
Retirement of the Executive Chairman of the Board of Directors
On July 14, 2015, the Company's Executive Chairman of the Board of Directors and former Chief Executive Officer, Robert L. Evans, announced his retirement as Executive Chairman, effective September 30, 2015. Mr. Evans will continue with the Company as the non-executive Chairman of the Board. In conjunction with Mr. Evans' retirement, the Company amended his previous Change in Control, Severance, and Indemnity Agreement and upon his retirement, Mr. Evans will receive a 2015 annual bonus award of $0.6 million. In addition, the Company will accelerate vesting on 29,218 shares of restricted stock which were previously awarded. The Company will record compensation expense of $1.3 million during the three months ended September 30, 2015 for the acceleration of the restricted stock awards.
Calder Grandstand Demolition
On July 28, 2015, the Board of Directors of the Company approved a plan to demolish the Calder grandstand and recognize impairment expense equal to the net book value of the property.  The Company expects to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures.
Under the approved plan, the Company will record an impairment charge of approximately $12.4 million during the three months ended September 30, 2015 to reduce the net book value of the grandstand assets to zero.  In addition, the Company expects to incur demolition costs of approximately $3.6 million, which will be expensed as incurred.  The Company expects to recognize such expense beginning in the fourth quarter of 2015 and continuing through the third quarter of 2016.

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
We operate in five operating segments as follows:

1.
Big Fish Games, Inc. ("Big Fish Games"), which is headquartered in Seattle, Washington with locations in Oakland, California and Luxembourg. Big Fish Games is a producer of premium paid, casual free-to-play and casino-style games for PCs and mobile devices which we acquired on December 16, 2014.

2.	Casinos, which includes:

•	Oxford Casino ("Oxford") in Oxford, Maine, which operates approximately 850 slot machines, 26 table games and various dining facilities;

•
Riverwalk Casino Hotel ("Riverwalk") in Vicksburg, Mississippi, which operates approximately 690 slot machines, 17 table games, a five story, 80-room attached hotel, a multi-functional event center and dining facilities;

•	Harlow’s Casino Resort & Spa (“Harlow’s”) in Greenville, Mississippi, which operates approximately 750 slot machines, 14 table games, a five story, 105-room attached hotel and dining facilities;

•
Calder Casino, a slot facility in Florida adjacent to Calder Race Course ("Calder"), which operates approximately 1,100 slot machines. Results for the six months ended June 30, 2014 included a poker room operation branded “Studz Poker Club,” which ceased operations on June 30, 2014;

•	Fair Grounds Slots, a slot facility in Louisiana adjacent to Fair Grounds, which operates approximately 620 slot machines;

•	Video Services, LLC (“VSI”), the owner and operator of approximately 750 video poker machines in Louisiana; and

•
Our equity investment in Miami Valley Gaming, LLC ("MVG"), a 50% joint venture harness racetrack and video lottery terminal facility in Lebanon, Ohio. MVG has approximately 1,590 video lottery terminals, a racing simulcast center and a harness racetrack.

3.	TwinSpires, which includes:

•	TwinSpires, an Advance Deposit Wagering (“ADW”) business that is licensed as a multi-jurisdictional simulcasting and interactive wagering hub in the state of Oregon;

•	Fair Grounds Account Wagering (“FAW”), an ADW business that is licensed in the state of Louisiana;

•	Velocity, a business that is licensed in the British Dependency Isle of Man focusing on high wagering-volume international customers; and

•	Bloodstock Research Information Services (“BRIS”), a data service provider for the equine industry.

4.	Racing, which includes:

•	Churchill Downs Racetrack (“Churchill Downs”) in Louisville, Kentucky, an internationally known thoroughbred racing operation and home of the Kentucky Oaks and Kentucky Derby since 1875;

•	Arlington International Race Course (“Arlington”), a thoroughbred racing operation in Arlington Heights along with ten off-track betting facilities (“OTBs”) in Illinois;

•	Calder, a thoroughbred racing operation in Miami Gardens, Florida which ceased pari-mutuel operations on July 1, 2014; and

•	Fair Grounds Race Course (“Fair Grounds”), a thoroughbred racing operation in New Orleans along with twelve OTBs in Louisiana.

5.	Other Investments, which includes:

•	United Tote Company and United Tote Canada (collectively “United Tote”), which manufacture and operate pari-mutuel wagering systems for racetracks, OTBs and other pari-mutuel wagering business;

•	Bluff Media (“Bluff’), a multimedia poker content brand company;

•	Churchill Downs Interactive Gaming ("I-Gaming"), a technology workforce that is building an Internet-based interactive gaming platform; and

•	Our other minor investments.
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
During the three months ended June 30, 2015, total handle for the pari-mutuel industry, according to figures published by Equibase, increased 3.5%, compared to the same period of 2014. TwinSpires handle increased $22.9 million, or 8.6%, while pari-mutuel handle from our Racing segment decreased $109.7 million, or 16.4% during the three months ended June 30, 2015 compared to the same period of 2014, primarily due to the cessation of pari-mutuel operations at Calder on July 1, 2014.
During the six months ended June 30, 2015, total handle for the pari-mutuel industry, according to figures published by Equibase, decreased 0.5%, compared to the same period of 2014. TwinSpires handle increased $25.2 million, or 5.3%, during the six months ended June 30, 2015, compared to the same period in 2014. Pari-mutuel handle from our Racing segment decreased 18.3% during the six months ended June 30, 2015, compared to the same period of 2014 primarily due to the cessation of pari-mutuel operations at Calder on July 1, 2014.
Revenues and earnings associated primarily with our Racing segment are seasonal in nature. Therefore, Racing revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year and may not be comparable with results for the corresponding period of the previous year. For instance, we historically have had fewer live racing days during the first quarter of each year, and the majority of our live racing revenue occurs during the second quarter, with the running of the Kentucky Derby and the Kentucky Oaks. We conducted 66 live thoroughbred racing days during the second quarter of 2015, which compares to 114 live thoroughbred racing days during the second quarter of 2014. For the six months ended June 30, 2015, the Company conducted 123 live thoroughbred racing days, which compares to 211 live racing days during the six months ended June 30, 2014. This decrease is primarily related to the cessation of pari-mutuel operations at Calder Race Course in July 2014. Furthermore, Casino revenues and earnings have historically been higher during the first quarter due to seasonal revenues from our predominately southern gaming properties. Our revenues from Big Fish Games segment also have a seasonal component and are typically lower during the summer months.
We believe that, despite uncertain economic conditions, we are in a strong financial position. As of June 30, 2015, there was $373.4 million of borrowing capacity available under our Senior Secured Credit Facility. To date, we have not experienced any limitations in our ability to access this source of liquidity.
Recent Developments
Calder Grandstand Demolition
On July 28, 2015, the Board of Directors of the Company approved a plan to demolish the Calder grandstand and recognize impairment expense equal to the net book value of the property.  We expect to obtain operational efficiencies as a result of the demolition including savings in property taxes, repair and maintenance, utilities, permitting and environmental maintenance expenditures.
Under the approved plan, we will record an impairment charge of approximately $12.4 million during the three months ended September 30, 2015 to reduce the net book value of the grandstand assets to zero.  In addition, we expect to incur demolition costs of approximately $3.6 million, which will be expensed as incurred.  We expect to recognize such expense beginning in the fourth quarter of 2015 and continuing through the third quarter of 2016.
Retirement of Executive Chairman of the Board of Directors
On July 14, 2015, our Executive Chairman of the Board of Directors and former Chief Executive Officer, Robert L. Evans, announced his retirement as Executive Chairman, effective September 30, 2015. Mr. Evans will continue with the Company as the non-executive Chairman of the Board. In conjunction with Mr. Evans' retirement, we amended his previous Change in Control, Severance, and Indemnity Agreement and upon his retirement, Mr. Evans will receive a 2015 annual bonus award of $0.6 million. In addition, we will accelerate vesting on 29,218 shares of restricted stock which were previously awarded. We will record compensation expense of $1.3 million during the three months ended September 30, 2015 for the acceleration of the restricted stock awards.

California Internet Gaming
During May 2015, our Internet real-money gaming operations, I-Gaming, entered into an agreement with a licensed California card room operator ("Licensed Operator") to provide Internet-based interactive gaming services within California, should enabling legislation be enacted which would permit such activities. The term of the agreement commences after enabling legislation and upon the acceptance of the first customer wager, continuing thereafter for a ten-year period. The venture provides for I-Gaming and the Licensed Operator to jointly provide a platform for operations, to obtain and maintain required licenses and regulatory approvals and to otherwise market and operate the venture, which may include poker and other real-money gaming activities, to California residents. At this time, it is difficult to assess whether this legislation will be enacted into law, and the effect it would have on our business, financial condition and results of operation.
HRTV Equity Investment Divestiture
As part of an agreement with The Stronach Group ("TSG") related to the cessation of Calder pari-mutuel operations, we modified our HRTV operating and ownership agreement with TSG resulting in the divestiture of the Company’s interest in HRTV effective January 2, 2015. During January 2015, we received $6.0 million in proceeds from the sale of our ownership interest and recorded a gain of $5.8 million from the sale of our remaining investment in HRTV in our Other Investments segment, which has been excluded from Segment Adjusted EBITDA and is included in other charges and recoveries in the reconciliation of Segment Adjusted EBITDA to Comprehensive Earnings for the six months ended June 30, 2015.
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
As a result of the agreement with TSG, we recognized accelerated depreciation expense of approximately $2.4 million during the year ended December 31, 2014 primarily related to Calder's barns, which were not expected to be utilized subsequent to December 31, 2014. During the six months ended June 30, 2015, we continued our assessment of potential alternative uses of the Calder facility not associated with the lease agreement, and as a result, we commenced the demolition of our barns not required under the TSG agreement. During the six months ended June 30, 2015, Calder expensed approximately $0.8 million within its operating expenses for construction costs to remove the barns and prepare the stable areas for alternate future uses.
Legislative and Regulatory Changes
Federal
Horse Racing Legislation
In May 2015, the Teller All Gone Horseracing Deregulation Act was filed for consideration in the Senate. Identical legislation, Coronado Heights Horseracing Deregulation Act, was filed in the House of Representatives. The proposed legislation would repeal the Interstate Horseracing Act, effectively prohibiting the operation of advance deposit wagering on horse races. If enacted into law, the legislation could have a material negative impact on our business, financial condition and results of operation.
In June 2015, the Horseracing Integrity and Safety Act of 2015 was filed. Under the terms of the legislation, the United States Anti-Doping Agency ("USADA") is designated as the organization responsible for regulating drugs, medications and treatments used in racing and would prohibit interstate wagering without consent from USADA. If enacted into law, the legislation could have a material negative impact on our business, financial condition or results of operation.
Federal Internet Gaming
On February 4, 2015, the Restoration of America’s Wire Act ("HR 707") was reintroduced for consideration in the House of Representatives. HR 707 is identical to the Restoration of America's Wire Act legislation proposed in 2014 and is crafted to reverse a 2011 decision by the Justice Department which interpreted the Wire Act of 1961 (the "Wire Act") to not apply to interstate transmissions of wire communications except when related to sports betting. As written, HR 707 would restore the interpretation of the Wire Act prior to the 2011 Justice Department decision and effectively prohibit online gaming. The legislation does not grandfather in states currently operating Internet gaming, but does allow for online wagering on horseracing placed in compliance with the Interstate Horseracing Act of 1978 to continue.
In June 2015, the Restoration of America’s Wire Act was introduced in the Senate. While the legislation is substantially similar to the version introduced in the House, the Senate bill would allow the Internet to be used to facilitate on-premises sales of lottery tickets and lottery subscriptions, but does not authorize the sale of lottery tickets online. It is difficult to assess the probability of legislation passing at the federal level, the form of any final legislation, or its impact on our business, financial condition or results of operation.
Kentucky
Expanded Gaming Legislation
On February 13, 2015, Senate Bill 199, a proposed constitutional amendment to allow the Kentucky legislature to authorize gaming expansion in the state by general law, was filed for consideration. On February 5, 2015, House Bill 300, a constitutional amendment authorizing casino gaming in Kentucky, was introduced. The amendment would have allowed for six casinos in the state to be approved by local referendum and limited to counties with populations of at least 85,000, and authorized the Kentucky Lottery Corporation to regulate and to operate casino facilities. Legislation related to expanded gaming failed to advance during the 2015 session. Should similar future legislation be enacted into law, it could have a material impact on our business, financial condition and results of operations.
Sweepstakes Cafes
On March 23, 2015 the Governor of Kentucky signed Senate Bill 28 effectively prohibiting Internet cafes from operating in the state. The bill became effective immediately upon becoming law. We expect the legislation to have a positive impact on our business, financial condition and results of operation.
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
Ohio
Racetrack Payments
In June 2015, Governor of Ohio signed Ohio’s budget bill into law which includes a requirement for racinos to make payments of $0.3 million to their local municipal or township in each of December 2015 and December 2016. We expect our joint venture, MVG, to fund these payments during the fourth quarters of 2015 and 2016.
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
Florida
Expanded Gaming
On March 2, 2015, House Bill 1233 was filed for consideration during the 2015 legislative session. House Bill 1233 would provide that all outstanding, dormant pari-mutuel wagering permits revert to the state, prohibit the portability of pari-mutuel permits, allow for the decoupling of dog tracks, allow existing slot machine facilities to be open continuously, place a moratorium on the issuance of new gaming permits, provide for slot machines at pari-mutuel operations in Palm Beach and Lee counties, if their authorization is exempted in the Compact, and permit Miami Dade and Broward counties to conduct a referendum related to destination resort locations. The legislation failed to advance during the 2015 session. At this time, it is difficult to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
On April 3, 2015 proposed Senate Bill 7088 was filed for consideration. The bill would extend a provision of the Seminole Compact allowing the Tribe to exclusively offer banked card games, allow for the decoupling of all slot machine licensees in the state and grant slot machines to pari-mutuel operations in Palm Beach and Lee counties for an extension of one year, to end on July 31,2016. The legislation failed to advance during the 2015 session. At this time it is difficult to determine if this or similar legislation would have a material impact on our business, financial condition and results of operation.
Maine
Expanded Gaming

In April 2015, legislation was filed for consideration that would expand gaming locations in the state and allow for entities such as Native American tribes and a harness track located in Southern Maine to operate casino facilities. Legislation authorizing a northern Maine casino benefiting Native American tribes expired during the legislative session. Proposed legislation allowing for a Southern Maine casino was rolled over to be considered during the 2016 legislative session. Should gaming expansion occur in Maine, it could have a material negative impact on our business, financial condition and results of operations.
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
The New York state budget was approved in April, 2015 and included a provision authorizing the expansion of video lottery terminal games at six racetracks, including Saratoga Casino and Raceway. Specifically, the measure will allow racetracks to add electronic blackjack and poker games under the classification of games of chance and not skill. We expect approval of the legislation to result in a favorable impact to our business, financial condition and results of operation.
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
Louisiana
Smoking Ban
On January 22, 2015, the New Orleans City Council approved a smoking ban in bars and other public places, including casinos, in Orleans Parrish which took effect on April 22, 2015. The smoking ban had a negative impact on our business, financial condition and results of operations during the three months ended June 30, 2015. During the third quarter of 2015, we expect to offer our patrons at Fair Grounds Slots an outdoor smoking patio to mitigate the unfavorable impact of the smoking ban.
Unclaimed Tickets
In May 2015, legislation was signed into law that will direct all revenue from unclaimed pari-mutuel wagering tickets and electronic gaming jackpots to a crime victims reparations fund to help pay for medical related expenses of sexual assault victims. We do not expect the legislation to have a material negative impact on our business, financial condition and results of operations.
Pennsylvania
Internet Poker
During February and March 2015, House Bill 649 and House Bill 695 authorizing Internet poker in Pennsylvania were introduced for consideration during the 2015 legislative session and would authorize existing Pennsylvania casinos to offer Internet poker, require a license fee of $5 million, establish a 14% tax on gross gaming revenues and permit the state to enter into interactive gaming agreements with other jurisdictions. The potential impact of this legislation on our business, financial condition and results of operation cannot be determined at this time.
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

RESULTS OF CONTINUING OPERATIONS
Big Fish Games Activity
The following table sets forth, for the periods indicated, statistical Big Fish Games information (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Bookings (2)
Casino	$48,258	$—	$48,258	F	$97,551	$—	$97,551	F
Casual F2P	36,478	—	36,478	F	63,506	—	63,506	F
Premium	28,011	—	28,011	F	56,469	—	56,469	F
Total bookings	$112,747	$—	$112,747	F	$217,526	$—	$217,526	F

Revenue
Casino	$48,413	$—	$48,413	F	$98,016	$—	$98,016	F
Casual F2P	32,378	—	32,378	F	51,351	—	51,351	F
Premium	23,735	—	23,735	F	47,062	—	47,062	F
Total revenue	$104,526	$—	$104,526	F	$196,429	$—	$196,429	F
Change in deferred revenue	8,221	—	8,221	F	21,097	—	21,097	F
Total bookings	$112,747	$—	$112,747	F	$217,526	$—	$217,526	F

NM: not meaningful U:>100% unfavorable F:>100% favorable
(1) On December 16, 2014, we completed the acquisition of Big Fish Games, therefore the results of Big Fish Games are not included for the three and six months ended June 30, 2014.

(2)	Bookings is a non-GAAP financial measure equal to the revenue recognized plus the change in deferred revenue for the periods presented.

Casino Activity
The following table sets forth, for the periods indicated, statistical casino information (in thousands, except for average daily information):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Calder Casino
Net casino revenues	$19,013	$19,141	$(128)	(1)%	$38,609	$38,990	$(381)	(1)%
Slot handle	$255,549	$243,244	$12,305	5%	$517,930	$497,911	$20,019	4%
Net slot revenues	$19,086	$18,729	$357	2%	$38,702	$38,215	$487	1%
Average daily net win per slot machine	$191	$183	$8	4%	$194	$187	$7	4%
Average daily number of slot machines	1,103	1,127	(24)	(2)%	1,101	1,130	(29)	(3)%
Average daily poker revenue	$—	$4,413	$(4,413)	(100)%	$—	$4,148	$(4,148)	(100)%
Fair Grounds Slots and Video Poker
Net casino revenues	$18,362	$17,937	$425	2%	$39,500	$38,271	$1,229	3%
Slot handle	$99,362	$101,530	$(2,168)	(2)%	$223,182	$223,539	$(357)	—%
Net slot revenues	$8,825	$9,331	$(506)	(5)%	$20,643	$20,788	$(145)	(1)%
Average daily net win per slot machine	$156	$171	$(15)	(9)%	$184	$188	$(4)	(2)%
Average daily number of slot machines	620	620	—	—%	620	620	—	—%
Average daily video poker revenue	$105,600	$95,148	$10,452	11%	$104,984	$97,135	$7,849	8%
Average daily net win per video poker machine	$142	$129	$13	10%	$144	$128	$16	13%
Average daily number of video poker machines	708	740	(32)	(4)%	727	756	(29)	(4)%
Oxford Casino
Net casino revenues	$19,958	$18,435	$1,523	8%	$36,571	$35,103	$1,468	4%
Slot handle	$186,239	$171,967	$14,272	8%	$344,597	$321,051	$23,546	7%
Net slot revenues	$16,375	$14,937	$1,438	10%	$29,611	$28,062	$1,549	6%
Average daily net win per slot machine	$211	$191	$20	10%	$191	$181	$10	6%
Average daily number of slot machines	858	858	—	—%	855	858	(3)	—%
Average daily net win per table	$1,529	$1,521	$8	1%	$1,480	$1,576	$(96)	(6)%
Average daily number of tables	26	26	—	—%	26	25	1	4%
(continued on next page)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014 (1)	$	%	2015	2014 (1)	$	%
Harlow's Casino
Net casino revenues	$11,428	$11,100	$328	3%	$24,491	$24,857	$(366)	(1)%
Slot handle	$135,467	$135,586	$(119)	—%	$287,622	$289,975	$(2,353)	(1)%
Net slot revenues	$10,390	$10,138	$252	2%	$22,320	$22,753	$(433)	(2)%
Average daily net win per slot machine	$152	$149	$3	2%	$163	$168	$(5)	(3)%
Average daily number of slot machines	759	748	11	1%	755	747	8	1%
Average daily net win per table	$857	$755	$102	14%	$924	$867	$57	7%
Average daily number of tables	14	13	1	8%	14	13	1	8%
Riverwalk Casino
Net casino revenues	$11,851	$11,949	$(98)	(1)%	$24,349	$24,517	$(168)	(1)%
Slot handle	$131,914	$129,166	$2,748	2%	$268,456	$262,545	$5,911	2%
Net slot revenues	$10,524	$10,993	$(469)	(4)%	$21,793	$22,556	$(763)	(3)%
Average daily net win per slot machine	$169	$175	$(6)	(3)%	$177	$180	$(3)	(2)%
Average daily number of slot machines	685	690	(5)	(1)%	680	693	(13)	(2)%
Average daily net win per table	$863	$739	$124	17%	$886	$757	$129	17%
Average daily number of tables	17	15	2	13%	17	15	2	13%
Total
Net casino revenues	$80,612	$78,562	$2,050	3%	$163,520	$161,738	$1,782	1%

(1)	On June 30, 2014, Calder Casino ceased operations of its poker room.

Pari-mutuel Handle Activity
The following table sets forth, for the periods indicated, pari-mutuel financial handle information (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Racing and TwinSpires Operations:
Churchill Downs
Total handle	$406,734	$399,102	$7,632	2%	$415,993	$409,195	$6,798	2%
Net pari-mutuel revenues	$42,893	$41,654	$1,239	3%	$44,592	$43,399	$1,193	3%
Commission %	10.5%	10.4%			10.7%	10.6%
Arlington
Total handle	$129,246	$167,371	$(38,125)	(23)%	$173,246	$215,617	$(42,371)	(20)%
Net pari-mutuel revenues	$15,956	$18,821	$(2,865)	(15)%	$22,432	$25,743	$(3,311)	(13)%
Commission %	12.3%	11.2%			12.9%	11.9%
Calder (1)
Total handle	$—	$79,238	$(79,238)	(100)%	$—	$155,791	$(155,791)	(100)%
Net pari-mutuel revenues	$12	$9,334	$(9,322)	(100)%	$21	$16,999	$(16,978)	(100)%
Commission %	N/A	11.8%			N/A	10.9%
Fair Grounds
Total handle	$21,852	$21,854	$(2)	—%	$194,146	$177,715	$16,431	9%
Net pari-mutuel revenues	$4,818	$4,814	$4	—%	$18,053	$17,091	$962	6%
Commission %	22.0%	22.0%			9.3%	9.6%
Total Racing:
Total handle	$557,832	$667,565	$(109,733)	(16)%	$783,385	$958,318	$(174,933)	(18)%
Net pari-mutuel revenues	$63,679	$74,623	$(10,944)	(15)%	$85,098	$103,232	$(18,134)	(18)%
Commission %	11.4%	11.2%			10.9%	10.8%
TwinSpires (2)
Total handle	$289,391	$266,485	$22,906	9%	$503,489	$478,278	$25,211	5%
Net pari-mutuel revenues	$55,813	$51,436	$4,377	9%	$97,121	$92,129	$4,992	5%
Commission %	19.3%	19.3%			19.3%	19.3%
Eliminations (3)
Total handle	$(56,540)	$(60,333)	$3,793	(6)%	$(70,754)	$(77,542)	$6,788	(9)%
Net pari-mutuel revenues	$(6,870)	$(7,070)	$200	(3)%	$(8,829)	$(9,403)	$574	(6)%
Total:
Handle	$790,683	$873,717	$(83,034)	(10)%	$1,216,120	$1,359,054	$(142,934)	(11)%
Net pari-mutuel revenues	$112,622	$118,989	$(6,367)	(5)%	$173,390	$185,958	$(12,568)	(7)%
Commission %	14.2%	13.6%			14.3%	13.7%
The pari-mutuel activity above is subject to the following information:

(1)	Calder ceased pari-mutuel operations on July 1, 2014.

(2)	Total handle and net pari-mutuel revenues generated by Velocity are not included in total handle and net pari-mutuel revenues from the TwinSpires.

(3)	Eliminations include the elimination of intersegment transactions.

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Number of thoroughbred live race days	66	114	(48)	(42)%
Net revenues:
Big Fish Games	$104,526	$—	$104,526	F
Casinos	83,770	81,779	1,991	2%
TwinSpires	60,748	57,076	3,672	6%
Racing	155,436	159,435	(3,999)	(3)%
Other	4,759	5,182	(423)	(8)%
Total net revenues	$409,239	$303,472	$105,767	35%
Operating income	$105,889	$94,157	$11,732	12%
Operating income margin	26%	31%
Net earnings	$55,044	$57,333	$(2,289)	(4)%
Diluted earnings from net earnings per common share	$3.10	$3.21	$(0.11)	(3)%
Our total net revenues increased $105.8 million during the three months ended June 30, 2015, primarily from revenues of $104.5 million from Big Fish Games, which was acquired on December 16, 2014.  Casino revenues increased $2.0 million due to stronger trends at certain of our Maine, Louisiana and Mississippi properties. TwinSpires revenues improved $3.7 million due to an 8.6% increase in handle growth driven by a strong Triple Crown season and a 17% increase in unique players during the three months ended June 30, 2015. Revenues generated by Racing decreased $4.0 million as the cessation of Calder's pari-mutuel operations on July 1, 2014, which accounted for a loss of 40 thoroughbred live race days as compared to the prior year, and declines at Arlington due to a reduction in state purse subsidies more than offset increased revenues at Churchill Downs from a successful Kentucky Oaks and Kentucky Derby week. Other revenues declined $0.4 million due to lower United Tote revenues and the cessation of the print edition of BLUFF Magazine during January 2015.
Our operating income increased $11.7 million, in part due to the impact of Big Fish Games, which contributed operating income of $7.1 million before non-cash charges of $8.2 million, as explained below, for the three months ended June 30, 2015. In addition, Casinos operating income improved due to strong revenue trends in Maine and Louisiana, coupled with enhanced efficiencies in labor and marketing expenditures. Furthermore, Racing and TwinSpires operating income rose, primarily driven by record-breaking Kentucky Oaks and Kentucky Derby week performance, and a strong Triple Crown season, respectively. Partially offsetting these increases were non-cash acquisition related charges of $8.2 million associated with fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities. In addition, depreciation and amortization expense increased $12.9 million due to the impact of the Big Fish Games acquisition.
Our net earnings decreased $2.3 million reflecting an increase in our effective income tax rate from 38% to 46% due to certain non-deductible expenses arising from the Big Fish Games acquisition. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Purses & pari-mutuel taxes	$40,009	$44,638	$(4,629)	(10)%
Casino taxes	22,231	21,347	884	4%
Depreciation and amortization	27,270	15,760	11,510	73%
Other operating expenses	173,758	108,904	64,854	60%
Research and development expenses	9,847	—	9,847	U
Selling, general and administrative expenses	22,035	18,666	3,369	18%
Acquisition related charges	8,200	—	8,200	U
Total expenses	$303,350	$209,315	$94,035	45%
Percent of revenue	74%	69%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $64.9 million, reflecting $70.5 million in operating expenses incurred by Big Fish Games during the three months ended June 30, 2015. Marketing expenditures increased $0.9 million, primarily at TwinSpires and Churchill Downs, with corresponding revenue growth. Furthermore, content expenses related to our TwinSpires segment increased $1.4 million associated with handle improvements. Partially offsetting these increases was a decline of $5.7 million in pari-mutuel expenses at Calder due to the conclusion of pari-mutuel operations on July 1, 2014. In addition, contract service expense decreased $0.9 million due to the cancellation of a TwinSpires' low-margin, third-party agreement during the fourth quarter of 2014. Finally, we experienced lower compensation expenses of $1.3 million as we reduced salaries and contract labor in areas with moderating revenue growth.

•
Depreciation and amortization expense increased $11.5 million during the three months ended June 30, 2015 driven by additional expenses of $12.9 million associated with the Big Fish Games acquisition. Partially offsetting this increase was lower depreciation expense of $1.1 million at Calder Casino, as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, became fully depreciated during 2015.

•	Research and development expenses increased $9.8 million and consist primarily of compensation related expenditures within Big Fish Games studios and engineering functions.

•
Selling, general and administrative expenses increased $3.4 million during the three months ended June 30, 2015. Big Fish Games incurred $3.4 million in expenses during the period, and we recognized an impairment loss of $0.3 million related to a land option that expired. In addition, legal expenditures increased as we recognized a non-recurring benefit of $0.4 million related to a legal settlement during the three months ended June 30, 2014. Partially offsetting these amounts was a reduction of $0.9 million associated with Calder's racing operations which did not recur during the three months ended June 30, 2015.

•
Acquisition related charges consist of non-cash fair value adjustments of $8.2 million associated with the change in the fair value of the Big Fish Games earnout and deferred founder liabilities during the three months ended June 30, 2015.

•
Purses and pari-mutuel taxes decreased $4.6 million, primarily due to the conclusion of Calder's pari-mutuel operations on July 1, 2014. Calder continued to incur purse expenses of $1.9 million during the three months ended June 30, 2015, which were generated from its casino operations. Increases in purses and pari-mutuel tax expense at Churchill Downs from a successful Kentucky Oaks and Kentucky Derby week were largely offset by revenue declines at Arlington.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Interest income	$6	$5	$1	20%
Interest expense	(7,112)	(4,961)	(2,151)	(43)%
Equity in earnings of unconsolidated investments	2,907	2,506	401	16%
Miscellaneous, net	28	393	(365)	(93)%
Other expense	$(4,171)	$(2,057)	$(2,114)	U
Income tax provision	$(46,674)	$(34,767)	$(11,907)	(34)%
Effective tax rate	46%	38%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Interest expense increased $2.2 million during the three months ended June 30, 2015, primarily as a result of higher average outstanding debt balances under our Senior Secured Credit Facility required for financing the acquisition of Big Fish Games.

•
Equity in earnings of unconsolidated investments increased $0.4 million during the three months ended June 30, 2015, primarily due to 2014 licensing expenditures related to our unsuccessful attempt to obtain a New York casino license which did not recur during 2015.

•
Miscellaneous income, net decreased $0.4 million during the three months ended June 30, 2015, primarily due to unfavorable foreign currency expenses related to Big Fish Games Luxembourg operations of $0.3 million.

•
The effective tax rate for the three months ended June 30, 2015 was negatively impacted by the anticipated annual increase in the fair values of the Big Fish Games earnout and deferred founder liabilities, which were non-deductible acquisition-related expenses.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$104,526	$—	$104,526	F
Casinos:
Calder Casino	19,786	19,873	(87)	—%
Fair Grounds Slots	9,053	9,586	(533)	(6)%
VSI	9,389	8,479	910	11%
Harlow's Casino	12,050	11,777	273	2%
Oxford Casino	20,958	19,402	1,556	8%
Riverwalk Casino	12,534	12,662	(128)	(1)%
Total Casinos	83,770	81,779	1,991	2%
TwinSpires	60,998	57,320	3,678	6%
Racing:
Churchill Downs	132,176	123,293	8,883	7%
Arlington	19,605	22,970	(3,365)	(15)%
Calder	717	10,065	(9,348)	(93)%
Fair Grounds	9,808	10,177	(369)	(4)%
Total Racing	162,306	166,505	(4,199)	(3)%
Other Investments	5,595	5,988	(393)	(7)%
Corporate revenues	257	404	(147)	(36)%
Eliminations	(8,213)	(8,524)	311	(4)%
	$409,239	$303,472	$105,767	35%
Significant items affecting comparability of our net revenues by segment include:

•
Big Fish Games revenues contributed $104.5 million during the three months ended June 30, 2015. Big Fish Games net revenues includes amounts recognized from its premium paid, casino and free-to-play casual games. Revenues recognized include a reduction of $4.6 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Subsequent to the acquisition of Big Fish Games, the Company analyzed the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $4.6 million downward adjustment to revenue for the three months ended June 30, 2015 is reflected in Big Fish Games net revenue presented on the Company’s Condensed Consolidated Statements of Comprehensive Income.

•
Casinos revenues increased $2.0 million driven, in part, by a $1.6 million increase in revenues at Oxford, which was reflective of both total gaming market growth in the region as well as an increase in Oxford's share of the market. VSI revenues increased $0.9 million, which we believe was primarily the result of favorable customer response to the 2015 installation of video poker machines. Partially offsetting these increases was a decrease in Fair Grounds Slots revenues of $0.5 million. On April 22, 2015, a smoking ban was implemented in Orleans Parish which negatively impacted our revenues and attendance, and which coincided with market share growth for our competitors whose operations are not within the smoking ban area. During the third quarter of 2015, we expect to offer our patrons at Fair Grounds Slots an outdoor smoking patio to mitigate the unfavorable impact of the smoking ban. Our Mississippi properties, Harlow's and Riverwalk, reported mixed revenue results, as improved table games activity at Riverwalk was offset by enhanced competitive freeplay activity at both properties, unfavorably impacting slots revenues.

•
TwinSpires revenues increased $3.7 million for the three months ended June 30, 2015, primarily due to a handle increase of 8.6%, which outpaced industry growth of 3.5% during the period by 5.1 percentage points. TwinSpires benefitted from a 17% increase in unique players and a 12% increase in new player registrations. Furthermore, TwinSpires revenues included a decline of $0.9 million compared to the prior period due to the cancellation of a low-margin, third-party agreement during the fourth quarter of 2014, under which it provided administrative call center services.

•
Racing revenues decreased $4.2 million, primarily due to the July 1, 2014 cessation of pari-mutuel operations at Calder which resulted in a loss of 40 thoroughbred live race days during the three months ended June 30, 2015, as compared to the prior period. Calder revenues for the three months ended June 30, 2015 consisted primarily of rental income from TSG for the use of Calder's racetrack and certain other racing and training facilities. Arlington revenues decreased $3.4 million as eight fewer live race days, smaller field sizes and fewer races per day led to a decline in pari-mutuel wagering, attendance and other operational-based revenues. Partially offsetting these declines was an increase in revenues of $8.9 million at Churchill Downs, primarily related to a successful Kentucky Oaks and Kentucky Derby week. Churchill Downs benefitted from record attendance and handle, in addition to increased media revenue and advance ticket sales revenue during the week.

•	Other Investments revenues decreased $0.4 million, due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower revenues at United Tote.
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
We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of Adjusted EBITDA to net earnings and comprehensive earnings (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$28,238	$—	$28,238	F
Casinos	27,955	26,174	1,781	7%
TwinSpires	16,717	14,087	2,630	19%
Racing	85,195	78,079	7,116	9%
Other Investments	781	(223)	1,004	F
Corporate	(1,687)	(1,141)	(546)	(48)%
Total Adjusted EBITDA	$157,199	$116,976	$40,223	34%
Big Fish Games acquisition charges	(8,200)	—	(8,200)	U
Big Fish Games changes in deferred revenue	(8,220)	—	(8,220)	U
Share-based compensation	(3,372)	(3,113)	(259)	8%
MVG interest expense, net	(536)	(597)	61	(10)%
Other charges and recoveries, net	(777)	(450)	(327)	73%
Depreciation and amortization	(27,270)	(15,760)	(11,510)	73%
Interest (expense) income, net	(7,106)	(4,956)	(2,150)	43%
Income tax provision	(46,674)	(34,767)	(11,907)	34%
Net earnings	55,044	57,333	(2,289)	(4)%
Foreign currency translation, net of tax	(28)	—	(28)	U
Comprehensive earnings	$55,016	$57,333	$(2,317)	(4)%

Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each of the operating segments for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$(750)	$—	$(750)	U
Casinos	(1,008)	(957)	(51)	(5)%
TwinSpires	(875)	(802)	(73)	(9)%
Racing	(2,995)	(3,200)	205	6%
Other Investments	(75)	(80)	5	6%
Corporate income	5,703	5,039	664	13%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Big Fish Games, which was acquired on December 16, 2014, generated Adjusted EBITDA of $28.2 million during the three months ended June 30, 2015. Our bookings and revenues are reflective of industry growth in both the iOS and Android marketplaces and our increasing share of casino-style and casual free-to-play games. Significant components of operating expenses include platform fees, advertising and marketing, user acquisition costs, depreciation and amortization, network delivery costs, royalties and salaries and benefits. Big Fish Games Adjusted EBITDA results for the three months ended June 30, 2015 exceeded those of the first quarter of 2015 due, in part, to the increasing popularity of Gummy Drop! and Big Fish Casino in both the iOS and Android markets.

•
Casinos Adjusted EBITDA increased $1.8 million, as the majority of our properties improved their Adjusted EBITDA during the three months ended June 30, 2015, as compared the prior period. Oxford Adjusted EBITDA increased $1.0 million due to strong revenue trends, increasing market share and efficient management of variable expenses. Despite increasing competitive actions in South Florida, Calder Casino Adjusted EBITDA increased $0.7 million due, in part, to savings in labor and insurance expenditures. Our Mississippi properties' Adjusted EBITDA improved $0.4 million on cost efficiencies and a 1% increase in revenues despite aggressive regional competition. Partially offsetting these improvements, Fair Grounds Slots and VSI combined Adjusted EBITDA decreased $0.2 million compared to the same period of 2014. Fair Grounds Slots was negatively impacted by the introduction of a parish-wide smoking ban on April 22, 2015, and it experienced a decline in market share subsequent to the introduction of the smoking ban, coinciding with increased market share at other Louisiana casinos located in parishes not included in the smoking ban. Partially offsetting this decline, VSI benefited from higher visitation, which we believe was positively impacted by the 2015 installation of new video poker games. In addition, VSI locations are not included in the Orleans Parish smoking ban, which also contributed to revenue growth of 11%, as compared to the prior period.

•
TwinSpires Adjusted EBITDA increased $2.6 million during the three months ended June 30, 2015. Handle growth of 8.6% outpaced industry performance by 5.1 percentage points as customers continued to migrate to online wagering. TwinSpires experienced a reduction in Pennsylvania pari-mutuel taxes from a favorable tax ruling that occurred during the third quarter of 2014, which was partially offset by higher New York taxes due to the cancellation of a service agreement during May 2015. Partially offsetting these improvements were higher marketing expenses of $0.7 million, which were incurred for promotions and advertising related to the 2015 Triple Crown season.

•
Racing Adjusted EBITDA increased $7.1 million due to increased profitability of $6.0 million from the Kentucky Oaks and Kentucky Derby week, driven by record-setting wagering activity, an increase in advance ticket sales and media revenue and record-breaking attendance. In addition, Adjusted EBITDA at Calder improved $1.6 million, due to the cessation of pari-mutuel operations during 2014 and revenues received from the TSG agreement during 2015. Partially offsetting these increases was a decrease in Adjusted EBITDA of $0.8 million at Arlington resulting from lower live and simulcast racing revenues resulting from eight fewer live race days, lower attendance and smaller field sizes due to lower purses on the depletion of Horse Racing Equity Trust Fund monies during the prior year. Fair Grounds Adjusted EBITDA decreased $0.2 million as poor weather for a portion of Jazz Fest hindered results during the period.

•	Other Investments Adjusted EBITDA improved $1.0 million due to higher United Tote earnings and lower expenditures associated with the development of an Internet gaming platform.

•
Corporate Adjusted EBITDA decreased by $0.5 million due primarily to salary and benefits increases and additional deferred compensation expense driven by an increase in the Company's stock price during the three months ended June 30, 2015, which were partially offset by higher management fees.

The following other items affected net earnings during the three months ended June 30, 2015:

•
Big Fish Games related non-cash charges of $16.4 million consist of a fair value adjustment of $8.2 million associated with the change in the fair value of the earnout and deferred founder liabilities during the period. In addition, we recorded a deferred revenue adjustment of $8.2 million consisting of $4.6 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and $3.6 million resulting from bookings exceeding revenue recognized during the three months ended June 30, 2015.

•
Other charges and recoveries include $0.8 million in expenses for the demolition of barns at Calder, which was partially offset by the prior year expenses of $0.5 million for our New York venture which did not recur during 2015.

•	Interest (expense) income, net, increased $2.2 million primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Depreciation and amortization expense increased $11.5 million during the three months ended June 30, 2015, driven by additional expenses of $12.9 million associated with the Big Fish Games acquisition. Partially offsetting this increase was a reduction in depreciation expense of $1.1 million at Calder from the cessation of pari-mutuel operations and the acceleration of depreciation on certain racing assets during 2014.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014
Executive Summary
The following table sets forth, for the periods indicated, total consolidated revenues and certain other financial information and operating data (in thousands, except per common share data and live race days):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Number of thoroughbred live race days	123	211	(88)	(42)%
Net revenues:
Big Fish Games	$196,429	$—	$196,429	F
Casinos	169,185	168,165	1,020	1%
TwinSpires	106,063	103,160	2,903	3%
Racing	179,874	190,014	(10,140)	(5)%
Other	8,598	9,274	(676)	(7)%
Total net revenues	$660,149	$470,613	$189,536	40%
Operating income	$101,761	$95,723	$6,038	6%
Operating income margin	15%	20%
Net earnings	$53,486	$56,633	$(3,147)	(6)%
Diluted net earnings per common share	$3.02	$3.17	$(0.15)	(5)%
Our total net revenues increased $189.5 million during the six months ended June 30, 2015, from revenues of $196.4 million from Big Fish Games, which was acquired on December 16, 2014. Casinos revenues increased $1.0 million as improvements at our Maine and Louisiana properties were partially offset by regional weaknesses at other locations. TwinSpires revenues increased $2.9 million primarily due to a 5.3% increase in handle during the six months ended June 30, 2015. Racing revenues declined $10.1 million, as the cessation of Calder's pari-mutuel operations and declines at Arlington due to reductions of state purse subsidies more than offset higher revenues from a strong Kentucky Oaks and Kentucky Derby week. Other revenues declined $0.7 million primarily due to lower United Tote revenues associated with equipment sales and totalisator services.
Our operating income increased $6.0 million due to the impact of a successful Kentucky Oaks and Kentucky Derby week on our Racing operations and the effect of a strong Triple Crown season on TwinSpires results. Furthermore, our Casinos' operating income margin improved 2.7 percentage points driven by revenue growth and operational efficiencies. Partially offsetting these increases were non-cash acquisition related charges of $14.6 million associated with the fair value adjustments related to the Big Fish Games earnout and deferred founder liabilities. In addition, depreciation and amortization expense increased $23.6 million due to the impact of the Big Fish Games acquisition.
Our net earnings decreased $3.1 million as an increase in our effective income tax rate from 38% to 46% due to certain non-deductible expenses arising from the Big Fish Games acquisition more than offset the recognition of a gain of $5.8 million from the sale of our remaining investment in HRTV. Further discussion of results by our reported segments is detailed below.
Consolidated Operating Expenses
The following table is a summary of our consolidated operating expenses (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Purses & pari-mutuel taxes	$57,680	$66,106	$(8,426)	(13)%
Casino taxes	43,943	43,003	940	2%
Depreciation and amortization	54,677	31,044	23,633	76%
Other operating expenses	323,802	195,037	128,765	66%
Research and development	20,079	—	20,079	U
SG&A expenses	43,607	40,131	3,476	9%
Acquisition related charges	14,600	—	14,600	U
Insurance recoveries, net of losses	—	(431)	431	(100)%
Total	$558,388	$374,890	$183,498	49%
Percent of revenue	85%	80%
Significant items affecting comparability of consolidated operating expenses include:

•
Other operating expenses increased $128.8 million, reflecting $139.9 million in operating expenses incurred by Big Fish Games during the six months ended June 30, 2015. Deferred compensation expense increased $0.9 million, which was attributable to the increase in the Company's stock price during the period. Marketing expenditures increased $0.9 million, primarily at TwinSpires and Churchill Downs, with corresponding revenue growth. Furthermore, content expenses related to our TwinSpires segment increased $1.9 million associated with handle improvement. Partially offsetting these increases was a decline of $10.3 million in expenses at Calder due to the conclusion of pari-mutuel operations on July 1, 2014. Furthermore, in response to moderating revenue growth, we reduced salaries and contract labor across our segments by $2.5 million. Finally, other contract service expense decreased $1.7 million for the six months ended June 30, 2015, due to the cancellation of a TwinSpires' low-margin, third-party service agreement during the fourth quarter of 2014.

•
Depreciation and amortization expense increased $23.6 million during the six months ended June 30, 2015 driven by additional expenses of $25.7 million associated with the Big Fish Games acquisition. Partially offsetting this increase was lower depreciation expense of $1.9 million at Calder Slots, as certain gaming assets, which were acquired with the opening of Calder Casino during 2010, became fully depreciated during 2015.

•	Research and development expenses increased $20.1 million and consist primarily of compensation related expenditures within Big Fish Games studios and engineering functions.

•
Selling, general and administrative expenses increased $3.5 million during the six months ended June 30, 2015. Big Fish Games incurred $7.8 million in expenses during the period and we recognized an impairment loss of $0.3 million related to a land option that expired. In addition, legal expenditures increased due to a non-recurring legal recovery of $0.4 million during the six months ended June 30, 2014. Partially offsetting these amounts were reductions in share-based compensation of $2.8 million and lower corporate expenditures for legislative issues of $1.0 million. Finally, Calder expenses declined $1.5 million associated with Calder's racing operations which did not recur during the six months ended June 30, 2015.

•
Purses and pari-mutuel taxes decreased $8.4 million during the six months ended June 30, 2015 primarily due to the conclusion of Calder's pari-mutuel operations on July 1, 2014. Calder continued to incur purse expenses of $3.9 million during the six months ended June 30, 2015, which were generated from its casino operations.

•
Acquisition related charges consist of non-cash fair value adjustments of $14.6 million associated with the change in the fair value of the Big Fish Games earnout and deferred founder liabilities during the six months ended June 30, 2015.

Other Income (Expense) and Income Tax Provision
The following table is a summary of our other income (expense) and income tax provision (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Interest income	$224	$9	$215	F
Interest expense	(14,596)	(9,934)	(4,662)	(47)%
Equity in earnings of unconsolidated investments	5,855	4,796	1,059	22%
Gain on sale of equity investment	5,817	—	5,817	F
Miscellaneous, net	(160)	368	(528)	U
Other income (expense)	$(2,860)	$(4,761)	$1,901	40%
Income tax provision	(45,415)	(34,329)	$(11,086)	(32)%
Effective tax rate	46%	38%
Significant items affecting the comparability of other income and expense and the income tax provision include:

•
Gain on sale of equity investment increased $5.8 million, due to the receipt of $6.0 million of proceeds and the associated recognition of a $5.8 million gain on sale of our remaining investment in HRTV.

•
Interest expense increased $4.7 million during the six months ended June 30, 2015, primarily as a result of higher average outstanding debt balances under our Senior Secured Credit Facility required for financing the acquisition of Big Fish Games.

•
Equity in earnings of unconsolidated investments increased $1.1 million during the six months ended June 30, 2015, primarily due to an improvement in the performance of our investment in MVG of $0.6 million. In addition, we incurred expenses of $0.5 million during 2014 related to our unsuccessful attempt to obtain a New York casino license which did not recur during 2015.

•
Miscellaneous income, net decreased $0.5 million during the three months ended June 30, 2015, primarily due to unfavorable foreign currency expenses related to Big Fish Games Luxembourg operations of $0.5 million.

•
The effective tax rate for the six months ended June 30, 2015 was negatively impacted by the anticipated annual increase in the fair values of the Big Fish Games earnout and deferred founder liabilities, which were non-deductible acquisition-related expenses.

Net Revenues By Segment
The following table presents net revenues, including intercompany revenues, by our operating segments (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$196,429	$—	$196,429	F
Casinos:
Calder Casino	40,165	40,456	(291)	(1)%
Fair Grounds Slots	20,535	21,370	(835)	(4)%
VSI	18,573	17,232	1,341	8%
Harlow's Casino	25,730	26,228	(498)	(2)%
Oxford Casino	38,461	36,921	1,540	4%
Riverwalk Casino	25,721	25,957	(236)	(1)%
Total Casinos	169,185	168,164	1,021	1%
TwinSpires	106,610	103,634	2,976	3%
Racing:
Churchill Downs	134,417	125,663	8,754	7%
Arlington	26,375	30,109	(3,734)	(12)%
Calder	1,391	18,445	(17,054)	(92)%
Fair Grounds	26,610	25,200	1,410	6%
Total Racing	188,793	199,417	(10,624)	(5)%
Other Investments	9,995	10,723	(728)	(7)%
Corporate revenues	491	659	(168)	(25)%
Eliminations	(11,354)	(11,985)	631	(5)%
	$660,149	$470,612	$189,537	40%
Significant items affecting comparability of our net revenues by segment include:

•
Big Fish Games revenues contributed $196.4 million during the six months ended June 30, 2015. Big Fish Games net revenues includes amounts recognized from its premium paid, casino and free-to-play casual games.  Revenues recognized include a reduction of $13.8 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Subsequent to the acquisition of Big Fish Games, the Company analyzed the amount of revenue that would have been recognized had Big Fish Games remained independent and had the deferred revenue balances not been adjusted to fair value.  The $13.8 million downward adjustment to revenue for the six months ended June 30, 2015 is reflected in Big Fish Games net revenue presented on the Company’s Condensed Consolidated Statements of Comprehensive Income.

•
Casinos revenues increased $1.0 million during the six months ended June 30, 2015. Oxford revenues increased $1.5 million due to a strengthening market and improvements in market share. In addition, VSI revenues improved $1.3 million as our video poker operations benefitted from lower gasoline prices, effective advertising and the 2015 installation of video poker machines. Partially offsetting these increases was a decline in Fair Grounds Slots revenues which was negatively impacted by a smoking ban in Orleans Parish which commenced on April 22, 2015. Furthermore, revenues at our Mississippi properties declined $0.7 million as the result of aggressive competitors' offerings, while Calder Casino declined $0.3 million on the exit of poker operations during July 2014.

•
TwinSpires revenues increased $3.0 million for the six months ended June 30, 2015, primarily due to a handle increase of 5.3%, which was an improvement of 5.8 percentage points as compared to the industry decline of 0.5% during the period. TwinSpires benefited from a strong Triple Crown season and continued to increase its active player usage and new account registrations. Furthermore, TwinSpires revenues included a decline in revenues of $1.7 million compared to the prior period due to the cancellation of a low-margin, third-party agreement during the fourth quarter of 2014 under which it provided administrative call center services.

•
Racing revenues decreased $10.6 million, primarily due to the July 1, 2014 cessation of pari-mutuel operations at Calder. Calder revenues for the six months ended June 30, 2015 consisted primarily of rental income from TSG for the use of

Calder's racetrack and certain other racing and training facilities. Arlington revenues decreased $3.7 million with eight fewer live race days, smaller field sizes and fewer races per day which led to a decline in attendance and pari-mutuel wagering and other operational-based revenues. Partially offsetting these declines was an increase in revenues of $8.8 million at Churchill Downs, primarily related a successful Kentucky Oaks and Kentucky Derby week. Churchill Downs benefitted from record attendance and handle, in addition to increased media revenue and advance ticket sales revenue during the week.

•	Other Investments revenues decreased $0.7 million, partially due to the cessation of the print edition of BLUFF Magazine during January 2015 and lower revenues at United Tote.
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
We believe that the use of Adjusted EBITDA as a key performance measure of the results of operations enables management and investors to evaluate and compare from period to period our operating performance in a meaningful and consistent manner. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). However, Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings (as determined in accordance with GAAP) as a measure of our operating results. The following table presents Adjusted EBITDA by our operating segments and a reconciliation of Adjusted EBITDA to net earnings and comprehensive earnings (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$48,264	$—	$48,264	F
Casinos	56,742	53,425	3,317	6%
TwinSpires	27,907	24,037	3,870	16%
Racing	75,998	67,829	8,169	12%
Other Investments	113	(1,576)	1,689	F
Corporate	(3,554)	(2,247)	(1,307)	(58)%
Total Adjusted EBITDA	$205,470	$141,468	$64,002	45%
Insurance recoveries, net of losses	—	431	(431)	(100)%
Big Fish Games acquisition charges	(14,600)	—	(14,600)	U
Big Fish Games changes in deferred revenue	(21,096)	—	(21,096)	U
Share-based compensation expense	(6,095)	(8,354)	2,259	(27)%
MVG interest expense, net	(1,090)	(1,137)	47	(4)%
Other charges and recoveries, net	5,361	(477)	5,838	F
Depreciation and amortization	(54,677)	(31,044)	(23,633)	76%
Interest (expense) income, net	(14,372)	(9,925)	(4,447)	45%
Income tax provision	(45,415)	(34,329)	(11,086)	32%
Net earnings	53,486	56,633	(3,147)	(6)%
Foreign currency translation, net of tax	(415)	—	(415)	U
Comprehensive earnings	$53,071	$56,633	$(3,562)	(6)%

Excluding corporate share-based compensation, the table below presents the intercompany management fee (expense) income included in Adjusted EBITDA of each operating segment for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Big Fish Games	$(1,500)	$—	$(1,500)	U
Casinos	(3,332)	(3,531)	199	6%
TwinSpires	(2,098)	(2,233)	135	6%
Racing	(3,693)	(4,178)	485	12%
Other Investments	(188)	(213)	25	12%
Corporate income	10,811	10,155	656	6%
Total management fees	$—	$—	$—
Significant items affecting comparability of Adjusted EBITDA by segment include:

•
Big Fish Games, which was acquired on December 16, 2014, generated Adjusted EBITDA of $48.3 million during the six months ended June 30, 2015. Our bookings and revenues are reflective of industry growth in both the iOS and Android marketplaces and our increasing share of casino-style and casual free-to-play games. Significant components of operating expenses include platform fees, advertising and marketing, user acquisition costs, depreciation and amortization, network delivery costs, royalties and salaries and benefits. Big Fish Games Adjusted EBITDA results continue to reflect the increasing popularity of Gummy Drop! and Big Fish Casinos in both the iOS and Android markets.

•
Casinos Adjusted EBITDA increased $3.3 million, as the majority of our properties improved their Adjusted EBITDA during the six months ended June 30, 2015, as compared the prior period. Oxford Adjusted EBITDA increased $1.4 million due to strong revenue trends, increasing market share and efficient management of variable expenses. Calder Casino Adjusted EBITDA increased $0.8 million due in part to savings in labor and insurance expenditures. Adjusted EBITDA from our Mississippi properties and from our joint venture, MVG, each increased $0.5 million during the period. Continuing aggressive regional competition in Mississippi was mitigated by disciplined labor expenditures and marketing spending. MVG benefitted from the continued improvement of its customer database, partially offset by new competition in the market. Finally, Fair Grounds Slots and VSI combined Adjusted EBITDA increased $0.1 million compared to the same period of 2014. VSI benefited from higher visitation, which we believe was positively impacted by the installation of new video poker games, driving revenue growth of 8%, as compared to the prior period. The VSI improvement more than offset revenue weakness at Fair Grounds Slots, due in part to the introduction of a parish-wide smoking ban on April 22, 2015.

•
TwinSpires Adjusted EBITDA increased $3.9 million during the six months ended June 30, 2015. Handle growth of 5.3% outpaced industry performance by 5.8 percentage points as customers continued to migrate to online wagering. For the six months ended June 30, 2015, TwinSpires experienced a reduction in Pennsylvania pari-mutuel taxes from a favorable tax ruling that occurred during the third quarter of 2014, which was partially offset by higher New York taxes due to the cancellation of a service agreement during May 2015. In addition, Adjusted EBITDA benefitted by the discontinuation of Luckity, our online real-money bingo operations, which ceased operations during November 2014. Partially offsetting these improvements were higher marketing expenses of $0.5 million, which were incurred for promotions related to the 2015 Triple Crown season, and the loss of equity earnings related to the sale of our remaining investment in HRTV during January 2015.

•
Racing Adjusted EBITDA increased $8.2 million due to increased profitability of $6.0 million from the Kentucky Oaks and Kentucky Derby week, driven by record-setting wagering activity, an increase in advance ticket sales and media revenue and the effect of record-breaking attendance. In addition, Adjusted EBITDA at Calder improved $3.0 million, due to the cessation of pari-mutuel operations during 2014 and revenues received from the TSG agreement during 2015. Partially offsetting these increases was a decrease in Adjusted EBITDA of $0.9 million at Arlington resulting from lower live and simulcast racing revenues as a result of eight fewer live race days, lower attendance and smaller field sizes due to a lower purse structure on the depletion of the Horse Racing Equity Trust Fund monies during the prior year. Fair Grounds Adjusted EBITDA decreased $0.2 million as improvements in attendance and pari-mutuel revenues, despite one fewer live race day, were offset by a decline in Jazz Fest performance due to inclement weather and higher marketing and maintenance expenses during the six months ended June 30, 2015.

•
Other Investments Adjusted EBITDA increased $1.7 million due, in part, to cost control efforts and bad debt expense recoveries at United Tote, which improved its Adjusted EBITDA by $0.8 million. In addition, costs associated with the development of our Internet gaming platform decreased $0.6 million.

•
Corporate Adjusted EBITDA decreased $1.3 million due in part to an increased in deferred compensation expense of $0.9 million, which was attributable to the increase in the Company's stock price during the period.

The following other items affected net earnings during the six months ended June 30, 2015:

•
Big Fish Games related non-cash charges of $35.7 million consist of a fair value adjustment of $14.6 million associated with the change in the fair value of the earnout and deferred founder liabilities during the period. In addition, we recorded a deferred revenue adjustment of $21.1 million consisting of $13.8 million resulting from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value, and $7.3 million resulting from bookings exceeding revenue recognized during the six months ended June 30, 2015.

•	Interest (expense) income, net increased $4.4 million primarily as a result of higher long-term debt balances outstanding due to the acquisition of Big Fish Games.

•
Share-based compensation expense decreased $2.3 million compared to the same period of 2014, primarily due to expenses associated with grants made under the New Company LTIP during 2013 which were substantially recognized during 2014, which was partially offset by new awards granted in February 2015. Unrecognized compensation expense attributable to unvested service period awards under the New Company LTIP, which will be recognized in subsequent periods, was $11.0 million as of June 30, 2015. The weighted average period over which we expect to recognize the remaining compensation expense under the service period awards approximates 17 months. There is no remaining unrecognized expense under the market condition awards.

•
Other charges and recoveries, net included a gain of $5.8 million from the sale of our remaining ownership interest in HRTV and a gain of $0.3 million from the reimbursement of a portion of our 2014 licensing expenditures related to our unsuccessful attempt to obtain a New York casino license during 2014. Partially offsetting these recoveries were expenses of $0.8 million for the demolition of barns at Calder and $0.5 million for prior year expenses associated with our New York joint venture which did not recur during 2015.

•
Depreciation and amortization expense increased $23.6 million during the six months ended June 30, 2015, driven by additional expenses of $25.7 million associated with the Big Fish Games acquisition. Partially offsetting this increase was a reduction in depreciation expense of $1.8 million at Calder from the cessation of pari-mutuel operations and the acceleration of depreciation on certain racing assets during 2014.

•
Insurance recoveries, net of losses, declined $0.4 million as we recognized the final reimbursement of insurance proceeds from hailstorm damage at Churchill Downs during the six month ended June 30, 2014.

Consolidated Balance Sheet
The following table is a summary of our overall financial position as of June 30, 2015 and December 31, 2014 (in thousands):

			Change
	June 30, 2015	December 31, 2014	$	%
Total assets	$2,298,990	$2,362,504	$(63,514)	(3)%
Total liabilities	$1,542,553	$1,662,503	$(119,950)	(7)%
Total shareholders' equity	$756,437	$700,001	$56,436	8%
Significant items affecting the comparability of our condensed consolidated balance sheets include:

•
Significant changes within total assets include a reduction of $11.0 million in Big Fish Games cash domiciled in Luxembourg as $17.0 million was repatriated to the United States to be used for long-term debt principal repayments, which was partially offset by cash generated by the Luxembourg operations. In addition, net accounts receivable declined $9.0 million primarily reflecting collections related to the 2015 Kentucky Oaks and Kentucky Derby week, offset by an increase in Big Fish Games accounts receivable, related to timing of payments for iOS and Android related purchases. Furthermore, income taxes receivable decreased primarily due to the receipt of the 2014 federal tax refunds of $20.3 million. Finally, other intangible assets decreased $28.4 million primarily due to amortization expense of $23.0 million associated with Big Fish Games intangible assets.

Partially offsetting these decreases was an increase of $8.2 million in Big Fish Games game technology and rights expenditures associated with payments made to third-party developers. In addition, other current assets increased

$2.6 million attributable to prepayments for our annual insurance premiums and $3.5 million primarily related to Big Fish Games spending on platform and developer fees.

•
Significant changes within total liabilities include a reduction of $156.6 million in our total debt outstanding due to principal payments funded with cash from operations. In addition, dividends payable decreased $17.4 million reflecting the payment of our annual dividend declared in 2014. Furthermore, non-Big Fish Games deferred revenue decreased $40.8 million primarily related to the recognition of revenue for the 2015 Kentucky Derby and Kentucky Oaks.

Partially offsetting these decreases were increase of $10.3 million in purses payable primarily attributable to generation of purses at Churchill Downs and Arlington spring meets, offset by the conclusion of the Fair Grounds winter meet. The Big Fish Games earnout and deferred founder's payment increased $14.6 million as a result of a fair value measurement adjustment during the first six months of 2015. Income taxes payable increased by $32.6 million related to our current year earnings. In addition, accounts payable increased $23.0 million due to higher settlements payable balances and payables associated with the conclusion of the Churchill Downs Spring Meet. Finally, Big Fish Games deferred revenue increased $21.0 million due to strong growth in bookings.
Liquidity and Capital Resources
The following table is a summary of our liquidity and cash flows (in thousands):

	Six Months Ended June 30,		Change
Cash flows from:	2015	2014	$	%
Operating activities	$194,178	$119,088	$75,090	63%
Investing activities	$(17,972)	$(45,160)	$27,188	60%
Financing activities	$(183,347)	$(71,966)	$(111,381)	U
Significant items affecting the comparability of our liquidity and capital resources between the six months ended June 30, 2015 and 2014 include:

•
Cash provided by operating activities increased $75.1 million primarily due to increases in Big Fish Games deferred revenue reflecting increases in bookings associated with its free-to-play and casino games. Furthermore, cash flow improved from strong Kentucky Oaks and Kentucky Derby week performance, as well as cash generated by Big Fish Games operations. In addition, we received dividends of $7.5 million paid by our joint venture, MVG, and $20.3 million in federal income tax refunds. Partially offsetting these amounts was an $8.2 million increase in game technology and rights payments by Big Fish Games to third-party developers, net of amortization. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations and capital expenditures.

•
The decrease in cash used in investing activities is primarily due to lower capital expenditures at Churchill Downs for current year Kentucky Derby and Kentucky Oaks projects, as compared to projects funded during the prior year, in addition to lower funding requirements of $6.2 million for our MVG joint venture. In addition, we received proceeds of $6.0 million from the sale of our remaining investment in HRTV. Partially offsetting these amounts were deferred payments of $0.9 million to Big Fish Games former equity holders for working capital adjustments related to the acquisition.

•
The increase in cash used in financing activities is primarily due to an increase in net repayments under our Senior Secured Credit Facility of $156.2 million during the six months ended June 30, 2015 as compared to the prior year and payments of $11.8 million to Big Fish Games' equity holders for the receipt of income tax refunds related to the acquisition. Partially offsetting these amounts was the repurchase of common stock at a cost of $61.6 million during the six months ended June 30, 2014 which did not recur.

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

The following is a summary of additions to property and equipment and a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities,” for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Maintenance-related capital expenditures	$16,757	$12,425	$4,332	35%
Capital project expenditures	5,924	26,050	(20,126)	(77)%
Additions to property and equipment	$22,681	$38,475	$(15,794)	(41)%
Net cash provided by operating activities	$194,178	$119,088	$75,090	63%
Maintenance-related capital expenditures	(16,757)	(12,425)	(4,332)	35%
Free cash flow	$177,421	$106,663	$70,758	66%
During the six months ended June 30, 2015, the decrease in capital project expenditures, as compared to the same period of 2014, primarily reflects capital expenditures related to the Rooftop Garden, Grandstand Terrace, and video board projects at Churchill Downs and the Oxford gaming floor expansion that was completed in 2014.
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
During the six months ended June 30, 2015, we commenced required quarterly principal payments which will recur through September 30, 2019. The initial quarterly payment made was $2.5 million and will increase in increments of $1.25 million on December 31 of each year to reach the final year quarterly payment amount of $7.5 million.
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
The Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, restricted payments, liens, investments, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The covenants permit the Company to use proceeds of the credit extended under the agreement for general corporate purposes, restricted payments and acquisition needs. The Senior Secured Credit Facility also contains financial covenants that require the Company (i) to maintain an interest coverage ratio (i.e., consolidated adjusted EBITDA to consolidated interest expense) that is greater than 3.0 to 1.0; (ii) not to permit the total leverage ratio (i.e., total consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 4.5 to 1.0, provided that if a certain minimum consolidated adjusted EBITDA is reached then the total leverage ratio will be increased to 5.0 to 1.0 for such periods that the minimum is maintained; and (iii) not to permit the senior secured leverage ratio (i.e. senior secured consolidated funded indebtedness to consolidated adjusted EBITDA) to be greater than 3.5 to 1.0. As of June 30, 2015, the Company was in compliance with all covenants under the Senior Secured Credit Facility, and substantially all of the Company's assets continue to be pledged as collateral under the Senior Secured Credit Facility. At June 30, 2015, the financial ratios under our Senior Secured Credit Facility were as follows:

	Actual	Requirement
Interest Coverage Ratio	10.7 to 1	> 3.0 to 1.0
Total Leverage Ratio	2.6 to 1	< 4.5 to 1.0
Senior Secured Leverage Ratio	1.5 to 1	< 3.5 to 1.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk

Our primary exposure to market risk relates to changes in interest rates. At June 30, 2015, we had $313.7 million outstanding under our Senior Secured Credit Facility, which bears interest at LIBOR based variable rates. We are exposed to market risk on variable rate debt due to potential adverse changes in these rates. Assuming the outstanding balance of the debt facility remains constant, a one-percentage point increase in the LIBOR rate would reduce net earnings and cash flows from operating activities by $1.7 million.
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

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015. As previously disclosed, on December 16, 2014, the Company acquired Big Fish Games. Effective January 1, 2015, the Company initiated the process, through testing, to ensure that Big Fish Games continued to comply with the Company's internal control concepts, use and application. During the quarter ended June 30, 2015, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
BIG FISH CASINO
On April 17, 2015, Cheryl Kater, by and through counsel, filed a Complaint - Class Action styled Cheryl Kater v. Churchill Downs Incorporated. Plaintiff, Cheryl Kater, filed the purported class action lawsuit in the United States District Court, for the Western District of Washington, in Seattle, alleging, among other claims, that the Company’s “Big Fish Casino” violates Washington law, including the Washington Consumer Protection Act, by facilitating unlawful gambling through its virtual casino games (namely the Company’s slots, blackjack, poker, and roulette games offered through Big Fish Casino). On June 30, 2015, the Company filed its Motion to Dismiss the Complaint. On July 15, 2015, Plaintiff and the Company, (collectively, the "Parties"), filed a Stipulation and Proposed Order to Extend the Briefing Schedule for Defendants' Motion to Dismiss. On July 16, 2015, the U.S. District Court accepted the Parties Stipulation and issued an Order extending Plaintiffs' deadline to file opposition to the Company's Motion to Dismiss to August 7, 2015, and moving the Company's deadline to file its reply to Plaintiff's opposition to August 28,2015. As this case is in the early stages and the Plaintiff, through counsel, did not specify or claim specific damages in their Complaint, the Company is unable to reasonably estimate the magnitude or extent, if at all, this litigation will have a material impact on its business or financial results.
LOUISIANA HORSEMENS' PURSES
On April 21, 2014, John L. Soileau and other individuals filed a Petition for Declaratory Judgment, Permanent Injunction, and Damages - Class Action styled John L. Soileau, et. al. versus Churchill Downs Louisiana Horseracing, LLC, Churchill Downs Louisiana Video Poker Company, LLC (Suit No. 14-3873) in the Parish of Orleans, State of Louisiana.  The petition defines the

“alleged plaintiff class” as quarter-horse owners, trainers and jockeys that have won purses at the “Fair Grounds Race Course & Slots” facility in New Orleans, Louisiana since the first effective date of La. R.S. 27:438 and specifically since 2008.  The petition alleges that Churchill Downs Louisiana Horseracing, L.L.C. and Churchill Downs Louisiana Video Poker Company, L.L.C. (“Fair Grounds”) have collected certain monies through video draw poker devices that constitute monies earned for purse supplements and all of those supplemental purse monies have been paid to thoroughbred horsemen during Fair Grounds’ live thoroughbred horse meets while La. R.S. 27:438 requires a portion of those supplemental purse monies to be paid to quarter-horse horsemen during Fair Grounds’ live quarter-horse meets.  The petition requests that the Court declare that Fair Grounds violated La. R.S. 27:438, issue a permanent and mandatory injunction ordering Fair Grounds to pay all future supplements due to the plaintiff class pursuant to La. R.S. 27:438, and to pay the plaintiff class such sums as it finds to reasonably represent the value of the sums due to the plaintiff class. On August 14, 2014, the plaintiffs filed an amendment to their petition naming the Horsemen’s Benevolent and Protective Association 1993, Inc. (“HBPA”) as an additional defendant and alleging that HBPA is also liable to plaintiffs for the disputed purse funds.  On October 9, 2014, HBPA and Fair Grounds filed exceptions to the suit, including an exception of primary jurisdiction seeking a referral to the Louisiana Racing Commission.  By Judgment dated November 21, 2014, the District Court granted the exception of primary jurisdiction and referred the matter to the Louisiana Racing Commission.  On January 26, 2015, the Louisiana Fourth Circuit Court of Appeals denied the plaintiffs’ request for supervisory review of the Judgment. The Louisiana Racing Commission requested and received memoranda from the parties in the case on the issue of whether plaintiffs have standing to pursue the claims against Fair Grounds. The Racing Commission heard oral argument on this issue on April 20, 2015 and is expected to make a ruling at its next meeting scheduled for August 24, 2015.
ILLINOIS DEPARTMENT OF REVENUE
In October 2012, the Company filed a verified complaint for preliminary and permanent injunctive relief and for declaratory judgment (the “Complaint”) against the Illinois Department of Revenue (the “Department”). The Company's complaint was filed in response to Notices of Deficiency issued by the Department on March 18, 2010, and September 6, 2012. In response to said Notices of Deficiency, the Company, on October 4, 2012, issued a payment in protest in the amount of $2.9 million (the “Protest Payment”) under the State Officers and Employees Money Disposition Act and recorded this amount in other assets. The Company subsequently filed its complaint in November 2012 alleging that the Department erroneously included handle, instead of the Company's commissions from handle, in the computation of the Company's sales factor (a computation of the Company's gross receipts from wagering within the State of Illinois) for determining the applicable tax owed. On October 30, 2012, the Company's Motion for Preliminary Injunctive Relief was granted, which prevents the Department from depositing any monies from the Protest Payment into the State of Illinois General Fund and from taking any further action against the Company until the Circuit Court takes final action on the Company's Complaint. On December 3, 2014, the Company filed its Motion for Summary Judgment on all material aspects of its case. Also on December 3, 2014, the Department, by and through its counsel, the Illinois Attorney General, filed its Cross-Motion for Summary Judgment. Oral arguments on the parties’ Motions for Summary Judgment occurred on March 5, 2015. On May 14, 2015, the Tax and Miscellaneous Remedies Section of the Circuit Court of Cook County issued an Opinion and Order, granting in part, the Company’s Motion for Summary Judgment on the issue of the Department’s erroneous inclusion of handle in the sales factor used to determine applicable tax owed to the State of Illinois. In rendering its Opinion and Order, the Court found that the Company is entitled to a full refund of the Protest Payment. The State of Illinois did not appeal the Order of the Court, and the Company received a refund of the $2.9 million Protest Payment on July 16, 2015.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Company Common Stock
The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Per Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/15-4/30/15	—	$—	—	$—	$38,438,810
5/1/15-5/31/15	—	—	—	—	—
6/1/15-6/30/15	1,982	125.05	—	—	—
Total	1,982	$125.05	—	$—	$38,438,810	(2)

(1)	Shares of common stock were repurchased from grants of restricted stock in payment of income taxes to satisfy income tax withholding obligations on the related compensation.

(2)	Maximum dollar amount of shares of common stock that may yet be repurchased under the Company's stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On July 28, 2015, the Company’s Board of Directors appointed William C. Carstanjen, Chief Executive Officer, to the Board as a Director. Mr. Carstanjen was appointed as a Class II Director, and shall be submitted to the shareholders of the Company for election at the 2016 Annual Meeting. The Company is including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02 at a later date.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL DOWNS INCORPORATED

July 29, 2015	/s/ William C. Carstanjen
William C. Carstanjen
Chief Executive Officer
(Principal Executive Officer)

July 29, 2015	/s/ William E. Mudd
William E. Mudd
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description	By Reference To

10(a)	First Amendment to the Executive Change in Control, Severance and Indemnity Agreement By and Between Churchill Downs Incorporated and Robert L. Evans	Exhibit 10.1 to Current Report on Form 8-K filed July 14, 2015.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a – 14(b))
Exhibit 32 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document